Form 10-Q
period 1996-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 1996-05-14
CIK 875320

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



   For Quarter Ended: MARCH 31, 1996           Commission File Number 0-19319


                       VERTEX PHARMACEUTICALS INCORPORATED
             (Exact name of registrant as specified in its charter)

              Massachusetts                                04-3039129
              -------------                                ----------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                     Identification No.)



             130 WAVERLY STREET, CAMBRIDGE, MASSACHUSETTS 02139-4242
             ------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (617) 577-6000
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES X   NO
                                  ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                     17,368,453
- - --------------------------------------              --------------------------
              Class                                 Outstanding at May 9, 1996

                       VERTEX PHARMACEUTICALS INCORPORATED

                                      INDEX

                                                                          PAGE

PART I. -  FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Financial Statements
                Condensed Consolidated Balance Sheets -
                       March 31, 1996 and December 31, 1995                 3

               Condensed Consolidated Statements of Operations -
                       Three Months Ended March 31, 1996 and 1995           4

               Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 1996 and 1995           5

               Notes to Condensed Financial Statements                      6

     Item 2.   Management's Discussion and Analysis of Financial

                       Condition and Results of Operations                  7

PART II. -  OTHER INFORMATION                                               9


SIGNATURES                                                                 10

                       VERTEX PHARMACEUTICALS INCORPORATED

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
                                      (In thousands)

                                                            March 31,          December 31,
                                                              1996                1995
                                                              ----                ----
                                     ASSETS

Current assets:
    Cash and cash equivalents                               $ 20,178             $ 28,390
    Short-term investments                                    57,078               58,588
    Prepaid expenses and other current assets                  1,330                  959
                                                            --------             --------

          Total current assets                                78,586               87,937

Restricted cash                                                2,316                2,316
Property and equipment, net                                    7,591                7,840
Other assets                                                   1,827                  888
                                                            --------             --------

          Total assets                                      $ 90,320             $ 98,981
                                                            ========             ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Obligations under capital lease                         $  2,112             $  2,075
    Accounts payable and accrued expenses                      4,210                6,525
    Deferred revenue                                           1,197                  197
                                                            --------             --------

          Total current liabilities                            7,519                8,797
                                                            --------             --------

Obligations under capital leases, excluding
    current portion                                            4,371                4,912
                                                            --------             --------

          Total liabilities                                   11,890               13,709
                                                            --------             --------

Stockholders' equity:
    Common stock                                                 174                  173
    Additional paid-in capital                               142,907              142,038
    Equity adjustments                                          (244)                 ---
    Accumulated deficit                                      (64,407)             (56,939)
                                                            --------             --------

          Total stockholders' equity                          78,430               85,272
                                                            --------             --------

          Total liabilities and stockholders' equity        $ 90,320             $ 98,981
                                                            ========             ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                              1996                1995
                                                              ----                ----
Revenues:
    Collaborative and other research and development     $     2,473          $     5,053
    Interest income                                            1,278                1,280
                                                         -----------          -----------

          Total revenues                                       3,751                6,333
                                                         -----------          -----------

Costs and expenses:
    Research and development                                   9,337                9,362
    General and administrative                                 1,763                1,558
    Interest                                                     119                  116
                                                         -----------          -----------

          Total costs and expenses                            11,219               11,036
                                                         -----------          -----------

Net loss                                                 $    (7,468)         $    (4,703)
                                                         ===========          ===========

Net loss per common share                                $     (0.43)         $    ( 0.27)
                                                         ===========          ===========


Weighted average number of common shares
    outstanding                                           17,331,896           17,189,676
                                                         ===========          ===========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                       (In thousands)



                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                             1996                  1995
                                                             ----                  ----
Cash flows from operating activities:
    Net loss                                                 $(7,468)            $ (4,703)
    Adjustment to reconcile net loss to
        net cash used by operating activities:
          Depreciation and amortization                          828                  984
    Changes in assets and liabilities:
          Prepaid expenses and other
              current assets                                    (371)              (1,144)
          Accounts payable and accrued
              expenses                                        (2,315)                (112)
          Deferred revenue                                     1,000                  ---
                                                             -------             --------
              Net  cash provided (used) by
                 operating activities                         (8,326)              (4,975)
                                                             -------             --------

Cash flows from investing activities:
    Short-term investments                                     1,267              (12,780)
    Deposit to collateralize letter of credit                    ---               (2,316)
    Expenditures for property and equipment                     (579)                (548)
    Other assets                                                (939)                 (22)
                                                             -------             --------
          Net cash provided (used) by
              investing activities                              (251)             (15,666)
                                                             -------             --------

Cash flows from financing activities:
    Other issuances of common stock                              870                  165
    Proceeds from equipment sale/leaseback                       ---                  697
    Repayment of capital lease obligations                      (504)                (432)
                                                             -------             --------
          Net cash provided (used) by
              financing activities                               366                  430
                                                             -------             --------

Effect of exchange rate changes on cash                           (1)                   2
                                                             -------             --------

Decrease in cash and cash equivalents                         (8,212)             (20,209)
Cash and cash equivalents at beginning of period              28,390               71,643
                                                             -------             --------

Cash and cash equivalents at end of period                   $20,178             $ 51,434
                                                             =======             ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles.

     Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1996 and 1995.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended December 31, 1996. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, which are contained in the Company's 1995 Annual Report to its shareholders and in its Form 10-K filed with the Securities and Exchange Commission.

2.   CASH AND CASH EQUIVALENTS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Changes in cash and cash equivalents may be affected by shifts in investment portfolio maturities as well as by actual net cash receipts or disbursements.

3.   NET LOSS PER COMMON SHARE

     The net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per-share calculations where the effect of their inclusion would be anti-dilutive.

4.   SUBSEQUENT EVENT - LICENSE AGREEMENT WITH BIOCHEM PHARMA INC.

     On May 9, 1996, Vertex signed an exclusive license and supply agreement with BioChem Pharma Inc. for development and marketing in Canada of VX-710, Vertex's lead multidrug resistance reversal agent. Under the development agreement, BioChem Pharma will pay Vertex an initial licensing fee, and make payments for development and commercialization milestones. BioChem Pharma will fund development of VX-710 in Canada, including planned Phase II clinical trials in two different cancer indications. Vertex will supply Biochem Pharma's clinical and commercial drug supply needs. BioChem Pharma will pay Vertex a portion of its net sales which will cover Vertex's cost of supplying material and will provide a profit to Vertex.

                       VERTEX PHARMACEUTICALS INCORPORATED

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Vertex Pharmaceuticals Incorporated ("Vertex" or "the Company") is engaged in the discovery, development and commercialization of novel, small molecule pharmaceuticals for the treatment of major diseases for which there are currently limited or no effective treatments. The Company is a leader in the use of structure-based drug design, an approach to drug discovery that integrates advanced biology, biophysics and chemistry. The Company is conducting seven significant pharmaceutical research and development programs to develop pharmaceuticals for the treatment of viral diseases, multidrug resistance in cancer, hemoglobin disorders, inflammation, autoimmune diseases and organ transplant rejection. Three of these programs are in the development phase, and the other four are in the research phase. During the first quarter of 1996, Glaxo Wellcome plc. conducted Phase I/II clinical trials to assess the safety, pharmacokinetics and initial efficacy of VX-478, the lead compound from the Company's HIV Program. Kissei Pharmaceutical Co., Ltd. ("Kissei") is also developing VX-478 as Vertex's partner for the HIV Program in the Far East. Phase I/II clinical trials of VX-710, the Company's lead compound in its Cancer Multidrug Resistance Program, continued according to plan. The Company recently entered into a collaboration with BioChem Pharma (International) Inc. ("BioChem") for the development and commercialization of VX-710 in Canada. The Company, together with its partners Alpha Therapeutic Corporation ("Alpha") and Ravizza Farmaceutici S.p.A., also continued development of VX-366 in its Hemoglobin Disorders Program.

        To date, the Company has not received any revenues from the sale of pharmaceutical products and does not expect to receive such revenues ,if any, for several years. The Company has incurred, since its inception, and expects to incur over the next several years, significant operating losses as a result of expenditures for its research and development programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THREE MONTHS ENDED MARCH 31, 1995. For the first quarter of 1996, the Company's total revenues were $3,751,000 as compared to $6,333,000 during the same period in 1995. From quarter to quarter, the Company's revenues fluctuate as a result of changes in the timing and amount of partner research support payments, partner reimbursements of Vertex drug development costs, and payments for the achievement of various research and development milestones. The quarterly revenue decline for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 was principally due to the conclusion of research funding requirements of the Chugai Pharmaceutical Co., Ltd. and Kissei collaborative agreements in April and December 1995, respectively. These two collaborations generated $1,938,000 of revenue during the first quarter of 1995. In the first quarter of 1996, the Company earned $2,281,000 in revenue from its collaborative agreements, $1,278,000 in interest earned on invested funds and $192,000 from government grants and other revenue. In the first quarter of 1995, revenues consisted of $4,921,000 earned under collaborative agreements, $1,280,000 in interest earned on invested funds and $132,000 from government grants.

     The Company's total costs and expenses increased to $11,219,000 in the first quarter of 1996, from $11,036,000 during the same period in 1995. Research and development expenses were $9,337,000 in the first quarter of 1996 as compared to $9,362,000 during the same period in 1995. The Company experienced higher research costs associated with an increase in the number of research employees which was largely offset by lower contracted development costs. While development activities associated with the Company's clinical candidates have been increasing, these costs and activities have largely been borne by Vertex's partners. General and administrative expenses increased during the first quarter of 1996 to $1,763,000 from $1,558,000 in the first quarter of 1995 due primarily to an increase in costs associated with patent protection for the Company's intellectual property as well as an increase in Altus Biologics' marketing efforts. Interest expense was $119,000 in the first quarter of 1996 as compared to $116,000 during the same period in 1995.

     The Company incurred a net loss of $7,468,000 or $.43 per share in the first quarter of 1996 as compared to a net loss of $4,703,000 or $.27 per share in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company's operations have been funded principally through strategic collaborative agreements, public offerings and private placements of the Company's equity securities, equipment lease financing, government grants and interest income. The Company expects to incur increased research and development and related supporting expenses and, consequently, continued losses on a quarterly and annual basis as it continues developing existing and future compounds as well as undertaking clinical trials of potential drugs. The Company also expects to incur substantial administrative and commercialization expenditures in the future and increased expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property rights.

     The Company expects to finance these substantial cash needs through existing cash and investments, together with interest earned thereon, future payments under its existing collaborative agreements, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

     On May 9, 1996, the Company entered into a collaborative agreement with BioChem Pharma (International) Inc. for the development and commercialization of VX-710, the Company's lead compound in its cancer multidrug resistance program. Under the collaborative agreement, BioChem has exclusive rights to develop and commercialize VX-710 in Canada. BioChem is obligated to pay the Company an initial license fee and make payments for development and commercialization milestones. In addition, BioChem is obligated to bear the costs of development of VX-710 under the collaboration. The Company will supply BioChem's requirements of bulk and finished forms of VX-710. BioChem will make payments to the Company for those materials based on sales of products by BioChem, which will cover Vertex's cost of supplying materials and provide a profit to Vertex. BioChem has the right to terminate the agreement without cause upon six months notice, at any time after May 8, 1997. Termination will relieve BioChem of any further payment obligations under the agreement and will end any license granted to BioChem from Vertex thereunder.

     The Company's aggregate cash and investments decreased by $9,722,000 during the three months ended March 31, 1996 to $77,256,000. Cash used by operations, principally to fund research and development activities, was $8,326,000 during the same period.

                                    PART II.

                                OTHER INFORMATION

Item 1. Legal Proceedings:
        ------------------

        None

Item 2. Changes in Securities:
        ----------------------

        None

Item 3. Defaults Upon Senior Securities:
        --------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders:
        ----------------------------------------------------

        None

Item 5. Other Information:
        ------------------

        None

Item 6. Exhibits:


        10.1 License Agreement and Supply Agreement, both dated May 9, 1996, between the Company and BioChem Pharma (International) Inc. (filed herewith with certain confidential information omitted)

        27 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.)

        Reports on Form 8-K:
        --------------------

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VERTEX PHARMACEUTICALS INCORPORATED




Date:  May 14, 1996                   /s/ Thomas G. Auchincloss, Jr.
                                     ------------------------------
                                     Thomas G. Auchincloss, Jr.
                                     Senior Director of Finance and Treasurer
                                     (Principal Financial Officer)





                                     /s/ Hans D. van Houte
                                     ------------------------------
                                     Hans D. van Houte
                                     Controller
                                     (Principal Accounting Officer)