Form 10-Q/A
period 1996-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 1996-05-21
CIK 875320

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                 FORM 10-Q/A


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

                               YES X   NO
                                  ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                     17,368,453
- --------------------------------------              --------------------------
              Class                                 Outstanding at May 9, 1996

                                    PART II.

                                OTHER INFORMATION


Item 6. Exhibits:


        10.2 Research and Development Agreement, dated April 13, 1993, between the Registrant and Kissei Pharmaceutical Co., Ltd. (filed herewith with certain confidential information omitted).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VERTEX PHARMACEUTICALS INCORPORATED




Date:  May 17, 1996                   /s/ Thomas G. Auchincloss, Jr.
                                     ------------------------------
                                     Thomas G. Auchincloss, Jr.
                                     Senior Director of Finance and Treasurer
                                     (Principal Financial Officer)





                                     /s/ Hans D. van Houte
                                     ------------------------------
                                     Hans D. van Houte
                                     Controller
                                     (Principal Accounting Officer)