Form 10-Q/A
period 1996-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 1996-07-23
CIK 875320

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A-2

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



       For Quarter Ended: MARCH 31, 1996  Commission File Number: 0-19319
                          --------------                          -------

                       VERTEX PHARMACEUTICALS INCORPORATED
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


                                  MASSACHUSETTS
                                  -------------
           (State or other jurisdiction incorporation or organization)


                                   04-3039129
                                   ----------
                      (I.R.S. Employer Identification No.)


             130 WAVERLY STREET, CAMBRIDGE, MASSACHUSETTS 02139-4242
             -------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                  617-577-6000
                                  ------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X   NO
                                     ---     ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                    Outstanding at May 9, 1996
            -----                                    --------------------------
Common Stock, par value $.01 per share                      17,368,453

                                     PART II

                                OTHER INFORMATION


Item 6.  Exhibits:

         10.1 License Agreement and Supply Agreement, both dated May 9, 1996, between the Registrant and BioChem Pharma
                  (International) (filed herewith with certain confidential information omitted).

         10.2 Research and Development Agreement, dated April 13, 1993, between the Registrant and Kissei Pharmaceutical Co., Ltd.*


- -------------------
*Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996 and incorporated herein by reference. The Registrant omitted portions of the Research and Development Agreement for which it requested confidential treatment from the Securities and Exchange Commission. The portions of that agreement for which confidential treatment has been requested have been marked "Confidential Information Omitted" and have been filed separately in unredacted form with the Securities and Exchange Commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VERTEX PHARMACEUTICALS INCORPORATED



Date: July 22, 1996                   /s/ Thomas G. Auchincloss, Jr.
                                      ----------------------------------------
                                      Thomas G. Auchincloss, Jr.
                                      Senior Director of Finance and Treasurer
                                      (Principal Financial Officer)



                                      /s/ Hans D. van Houte
                                      ----------------------------------------
                                      Hans D. van Houte
                                      Controller
                                      (Principal Accounting Officer)

Vertex Pharmaceuticals Incorporated has omitted portions of the attached License Agreement and Supply Agreement for which it requested confidential treatment from the Securities and Exchange Commission. The portions of those agreements for which confidential treatment has been requested have been marked "Confidential Information Omitted" and have been filed separately in unredacted form with the Securities and Exchange Commission.