Form 10-Q
period 1996-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 1996-08-14
CIK 875320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended: JUNE 30, 1996    Commission File Number 0-19319
                           -------------                           -------
                       VERTEX PHARMACEUTICALS INCORPORATED
             (Exact name of registrant as specified in its charter)

            Massachusetts                                  04-3039129
            -------------                                  ----------
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

                                  YES  X  NO
                                      ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                    21,008,062
- --------------------------------------                    ----------
                  Class                         Outstanding at August 14, 1996


                               Number of Pages: 12
                                                --
                            Exhibit Index on Page 11
                                                  --

                       VERTEX PHARMACEUTICALS INCORPORATED

                                      INDEX

PART I. - FINANCIAL INFORMATION
   Item 1. Condensed Consolidated Financial Statements
            Condensed Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995               3

            Condensed Consolidated Statements of Operations -
               Three Months Ended June 30, 1996 and 1995         4

            Condensed Consolidated Statements of Operations -
               Six Months Ended June 30, 1996 and 1995           5

            Condensed Consolidated Statements of Cash Flows -
               Six Months Ended June 30, 1996 and 1995           6

            Notes to Condensed Financial Statements              7

   Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations               8

PART II. - OTHER INFORMATION                                    11

SIGNATURES                                                      12

                       VERTEX PHARMACEUTICALS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                               June 30,  December 31,
                                                                 1996        1995
                                                                 ----        ----
                                     ASSETS

Current assets:
    Cash and cash equivalents                                 $  9,250     $ 28,390
    Short-term investments                                      51,234       58,588
    Prepaid expenses and other current assets                    1,748          959
                                                              --------     --------
           Total current assets                                 62,232       87,937

Restricted cash                                                  2,316        2,316
Property and equipment, net                                      7,222        7,840
Other assets                                                     1,973          888
                                                              --------     --------

           Total assets                                       $ 73,743     $ 98,981
                                                              ========     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Obligations under capital lease                           $  2,306     $  2,075
    Accounts payable and accrued expenses                        4,145        6,525
    Deferred revenue                                             1,000          197
                                                              --------     --------

           Total current liabilities                             7,451        8,797
                                                              --------     --------

Obligations under capital leases, excluding
      current portion                                            4,550        4,912
                                                              --------     --------

           Total liabilities                                    12,001       13,709
                                                              --------     --------

Stockholders' equity:
    Common stock                                                   176          173
    Additional paid-in capital                                 148,572      142,038
    Equity adjustments                                            (274)         ---
    Accumulated deficit                                        (86,732)     (56,939)
                                                              --------     --------

           Total stockholders' equity                           61,742       85,272
                                                              --------     --------

           Total liabilities and stockholders' equity         $ 73,743     $ 98,981
                                                              ========     ========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (In thousands, except share and per share data)

                                                        Three Months Ended June 30,
                                                      --------------------------------

                                                            1996            1995
                                                            ----            ----
Revenues:
    Collaborative and other research and development    $     3,116     $     6,534
    Interest income                                           1,030           1,417
                                                        -----------     -----------

           Total revenues                                     4,146           7,951
                                                        -----------     -----------

Costs and expenses:
    Research and development                                  9,490          15,115
    General and administrative                                1,878           1,739
    License payment                                          15,000              --
    Interest                                                    103             120
                                                        -----------     -----------

           Total costs and expenses                          26,471          16,974
                                                        -----------     -----------

Net loss                                                $   (22,325)    $    (9,023)
                                                        ===========     ===========

Net loss per common share                               $     (1.28)    $     (0.52)
                                                        ===========     ===========

Weighted average number of common shares
      outstanding                                        17,397,601      17,220,654
                                                        ===========     ===========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                    (In thousands, except per share amounts)

                                                          Six Months Ended June 30,
                                                          -------------------------

                                                            1996            1995
                                                            ----            ----
Revenues:
    Collaborative and other research and development    $     5,589     $    11,587
    Interest income                                           2,308           2,697
                                                        -----------     -----------

           Total revenues                                     7,897          14,284
                                                        -----------     -----------
Costs and expenses:
    Research and development                                 18,827          24,477
    General and administrative                                3,641           3,297
    License payment                                          15,000             ---
    Interest                                                    222             236
                                                        -----------     -----------

           Total costs and expenses                          37,690          28,010
                                                        -----------     -----------

Net loss                                                $   (29,793)    $   (13,726)
                                                        ===========     ===========

Net loss per common share                               $     (1.72)    $     (0.80)
                                                        ===========     ===========

Weighted average number of common shares
      outstanding                                        17,364,683      17,205,251
                                                        ===========     ===========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                        Six Months Ended June 30,
                                                        -------------------------

                                                            1996         1995
                                                            ----         ----
Cash flows from operating activities:
      Net loss                                           $(29,793)    $(13,726)
      Adjustment to reconcile net loss to
         net cash used by operating activities:
           Depreciation and amortization                    1,675        1,667
      Changes in assets and liabilities:
           Prepaid expenses and other
                current assets                               (789)      (2,405)
           Accounts payable and accrued
                expenses                                   (2,380)       2,095
           Deferred revenue                                   803          438
                                                         --------     --------
                Net cash provided (used) by
                      operating activities                (30,484)     (11,931)
                                                         --------     --------

Cash flows from investing activities:
      Short-term investments                                7,080      (13,280)
      Deposit to collateralize letter of credit               ---       (2,316)
      Expenditures for property and equipment              (1,057)        (978)
      Other assets                                         (1,085)         (31)
                                                         --------     --------
                Net cash provided (used) by
                      investing activities                  4,938      (16,605)
                                                         --------     --------

Cash flows from financing activities:
      Proceeds from private placement of common stock       5,000          ---
      Other issuances of common stock                       1,536          452
      Proceeds from equipment sale/leaseback                  903        1,439
      Repayment of capital lease obligations               (1,034)        (902)
                                                         --------     --------
                Net cash provided (used) by
                      financing activities                  6,405          989
                                                         --------     --------

Effect of exchange rate changes on cash                         1            2
                                                         --------     --------

Decrease in cash and cash equivalents                     (19,140)     (27,545)
Cash and cash equivalents at beginning of period           28,390       71,643
                                                         --------     --------

Cash and cash equivalents at end of period               $  9,250     $ 44,098
                                                         ========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles. Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1996 and 1995.

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

4.       LICENSE PAYMENT AND EQUITY TRANSACTION

         In June 1996, the Company and Glaxo Wellcome plc ("Glaxo") obtained a worldwide, non-exclusive license under certain G.D. Searle & Co. ("Searle") patent applications in the area of HIV protease inhibition. Vertex paid $15.0 million and Glaxo paid $10.0 million to Searle for the license. The Company also agreed to pay Searle a royalty on sales of VX-478, the Company's lead HIV compound. In connection with this transaction, Glaxo purchased 151,792 shares of the Company's Common Stock at a price of $32.94 per share, with net proceeds to the Company of approximately $5.0 million.

5.       SUBSEQUENT EVENT - PUBLIC OFFERING OF COMMON STOCK

        On August 14, 1996, the Company completed a public offering of 3,450,000 shares of its common stock, including an over-allotment option excercised by the underwriters for 450,000 shares, at a price of $24 per share. Total gross proceeds to the Company from this offering were $82,800,000, and net proceeds totaled approximately $77,539,000 after expenses.

                       VERTEX PHARMACEUTICALS INCORPORATED

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         Vertex Pharmaceuticals Incorporated ("Vertex" or "the Company") is engaged in the discovery, development and commercialization of novel, small molecule pharmaceuticals for the treatment of major diseases for which there are currently limited or no effective treatments. The Company is a leader in the use of structure-based drug design, an approach to drug discovery that integrates advanced biology, biophysics and chemistry. The Company is conducting eight significant pharmaceutical research and development programs to develop pharmaceuticals for the treatment of viral diseases, multidrug resistance in cancer, hemoglobin disorders, inflammation, immunosuppression and neurodegenerative disorders. Three of these programs are in the development phase, and the other five are in the research phase. During the second quarter of 1996, Glaxo conducted Phase I/II clinical trials to assess the safety, pharmacokinetics and initial efficacy of VX-478, the lead compound from the Company's HIV Program. Kissei Pharmaceutical Co., Ltd. ("Kissei") is also developing VX-478 as Vertex's partner for the HIV Program in the Far East. During the second quarter the Company initiated Phase II clinical trials in liver cancer of VX-710, the Company's lead compound in its cancer multidrug resistance program. The Company, together with its partners Alpha Therapeutic Corporation ("Alpha") and Ravizza Farmaceutici S.p.A., also continued development of VX-366 in its Hemoglobin Disorders Program.

         To date, the Company has not received any revenues from the sale of pharmaceutical products and does not expect to receive such revenues, if any, for several years. The Company has incurred since its inception, and expects to incur over the next several years, significant operating losses as a result of expenditures for its research and development programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

RESULTS OF OPERATIONS

         THREE MONTHS ENDED JUNE 30, 1996 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1995. For the second quarter of 1996 the Company's total revenues decreased to $4,146,000 from $7,951,000 during the same period in 1995. The decrease resulted principally from reimbursements of material and patent costs by the Company's collaborators which were approximately $3,194,000 lower during the second quarter in 1996. In addition, the research funding requirements of the Chugai Pharmaceutical Co., Ltd. ("Chugai") and Kissei collaborative agreements concluded in April and December 1995, respectively. These two collaborations generated $1,063,000 of revenue during the second quarter of 1995. Interest income decreased due to lower investment balances in the Company's portfolio. From quarter to quarter, the Company's revenues fluctuate as a result of changes in the timing and amount of partner research support payments, partner reimbursements of Vertex drug development costs, and payments for the achievement of various research and development milestones. In the second quarter of 1996, the Company earned $2,865,000 in revenue from its collaborative agreements, $1,030,000 in interest income and $251,000 from government grants and other income. In the second quarter of 1995, revenues consisted of $6,347,000 earned under collaborative agreements, $1,417,000 in interest earned on invested funds and $187,000 from government grants and other income.

                       VERTEX PHARMACEUTICALS INCORPORATED

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONTINUED

         The Company's total costs and expenses increased to $26,471,000 in the second quarter of 1996, from $16,974,000 during the same period in 1995. The increase in total costs and expenses resulted principally from the Company's payment of $15,000,000 to obtain a non-exclusive, world-wide license under certain Searle patent applications claiming HIV protease inhibitors which was offset in part by a decline in research and development expenses. Research and development expenses decreased to $9,490,000 in the second quarter of 1996 from $15,115,000 in the second quarter of 1995 primarily because the Company expensed approximately $5,600,000 during the second quarter of 1995 to manufacture bulk intermediate drug substance for the HIV Program in anticipation of the advancement of clinical trials. General and administrative expenses increased modestly during the second quarter of 1996 to $1,878,000 from $1,739,000 in the second quarter of 1995 due primarily to increases in personnel costs as well as an increase in marketing efforts by Altus Biologics Inc. ("Altus"), a subsidiary of the Company. Interest expense was $103,000 in the second quarter of 1996, a decrease from $120,000 in the second quarter of 1995 as a result of slightly lower levels of equipment financing during the second quarter of 1996.

         For the reasons stated above, the Company incurred a net loss of $22,325,000 or $1.28 per share in the second quarter of 1996 as compared to a net loss of $9,023,000 or $.52 per share in the second quarter of 1995.

         SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995. The Company's total revenues decreased to $7,897,000 for the six months ended June 30, 1996 from $14,284,000 for the six months ended June 30, 1995.
The quarterly revenue decline for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 was principally due to reimbursements of material and patent costs by the Company's collaborators which were $4,163,000 lower during the first half of 1996. In addition, the research funding requirements of the Chugai and Kissei collaborative agreements concluded in April and December 1995, respectively. These two collaborations generated $3,000,000 of revenue during the first half of 1995. These decreases were partially offset in the first half of 1996 by a $500,000 initial licensing fee from the Company's collaborator, BioChem Pharma. In 1996, the Company's revenues consisted of $5,147,000 earned under the Company's collaborative agreements, $2,308,000 in interest income and $442,000 in government grants and other income. The Company's revenues during the same period in 1995 consisted of $11,268,000 earned under the Company's collaborative agreements, $2,697,000 of interest carried on invested funds and $319,000 from government grants.

         The Company's total costs increased to $37,690,000 for the six months ended June 30, 1996 from $28,010,000 for the six months ended June 30, 1995. The principal reason for this increase during the first half of 1996 was due to the Company's payment of $15,000,000 to obtain a non-exclusive, world-wide license under certain Searle patent applications claiming HIV protease inhibitors.

                       VERTEX PHARMACEUTICALS INCORPORATED

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONTINUED

         Research and development expenses decreased to $18,827,000 in the first half of 1996 from $24,477,000 in the first half of 1995 primarily because the Company expensed approximately $5,600,000 during the first half of 1995 to manufacture bulk intermediate drug substance for the HIV Program in anticipation of the advancement of clinical trials.

         General and administrative expenses increased during the second quarter of 1996 to $3,641,000 from $3,297,000 in the second quarter of 1995 due primarily to increases in personnel costs as well as an increase in Altus' marketing efforts. Interest expense was $222,000 in the second quarter of 1996, a small decrease from $236,000 in the second quarter of 1995 as a result of slightly lower levels of equipment financing during the two periods.

         For the reasons stated above, the Company incurred a net loss of $29,793,000 or $1.72 per share in the six months ended June 30, 1996 compared to a net loss of $13,726,000 or $.80 per share in the six months ended June 30,1995.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company's operations have been funded principally through strategic collaborative agreements, public offerings and private placements of the Company's equity securities, equipment lease financing, government grants and interest income. The Company expects to incur increased research and development and related supporting expenses and, consequently, continued losses on a quarterly and annual basis as it continues developing existing and future compounds as well as undertaking clinical trials of potential drugs. The Company also expects to incur substantial administrative and commercialization expenditures in the future and additional expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property rights.

         The Company expects to finance these substantial cash needs through the net proceeds of its current public offering, existing cash and investments, together with interest earned thereon, future payments under its existing collaborative agreements, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

         On June 28, 1996, the Company sold 151,792 shares of common stock in a private placement to Glaxo at a price of $32.94 per share, with net proceeds to the Company of approximately $5.0 million.

         At June 30, 1996, the Company's aggregate cash and investments were approximately $60,484,000, a decrease of $26,494,000 during the six months then ended. Cash used by operations, principally to fund research and development activities, was $30,484,000, including a payment of $15,000,000 to obtain a non-exclusive, world-wide license to certain Searle patent applications claiming HIV protease inhibitors.

                                    PART II.

                                OTHER INFORMATION

Item 1.  Legal Proceedings:
         ------------------
         None

Item 2.  Changes in Securities:
         ----------------------
         None

Item 3.  Defaults Upon Senior Securities:
         --------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders:
         ----------------------------------------------------

         The Company's Annual Meeting of Stockholders was held on May 9, 1996.
The stockholders elected two directors to the class of directors whose term expires in 1999. The tabulation of votes with respect to the election of such directors is as follows:

                        Total Vote For:   Total Vote Withheld:
                        ---------------   --------------------

Roger W. Brimblecombe     14,427,257             91,481
Donald R. Conklin         14,425,657             93,081

         The stockholders approved an amendment to the Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan (the "Plan") to increase the number of shares of common stock, $.01 par value per share, of the Company authorized for issuance under the Plan from 150,000 to 300,000. This proposal was approved by a vote of 12,854,152 shares in favor, 1,248,077 shares against, 40,866 shares abstaining and 375,643 shares not voting.

         In addition, the stockholders approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the 1996 fiscal year by a vote of 14,507,221 shares in favor, 6,102 shares against, and 5,415 shares abstaining.

Item 5.  Other Information:
         ------------------
         None

Item 6.  Exhibits and Reports on Form 8-K:
         ---------------------------------
         27 Financial Data Schedule (submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commision).

         Reports on Form 8-K:
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VERTEX PHARMACEUTICALS INCORPORATED

Date: August 14, 1996               /s/Thomas G. Auchincloss
                                    ----------------------------------------
                                    Thomas G. Auchincloss
                                    Senior Director of Finance and Treasurer
                                    (Principal Financial Officer)

                                    /S/Hans D. van Houte
                                    ----------------------------------------
                                    Hans D. van Houte
                                    Controller
                                    (Principal Accounting Officer)