Form 10-Q
period 1996-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 1996-11-13
CIK 875320

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



    For Quarter Ended: SEPTEMBER 30, 1996     Commission File Number 0-19319
                       ------------------                            -------


                       VERTEX PHARMACEUTICALS INCORPORATED
             (Exact name of registrant as specified in its charter)


        Massachusetts                                          04-3039129
        -------------                                          ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


             130 WAVERLY STREET, CAMBRIDGE, MASSACHUSETTS 02139-4242
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)


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

                               YES   X    NO
                                   -----     -----


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                    21,063,825
--------------------------------------         --------------------------------
               Class                           Outstanding at November 08, 1996


                               Number of Pages: 12
                            Exhibit Index on Page 11

                       VERTEX PHARMACEUTICALS INCORPORATED

                                      INDEX



                                                                         PAGE
                                                                         ----

PART I. -  FINANCIAL INFORMATION
    Item 1. Condensed Consolidated Financial Statements
              Condensed Consolidated Balance Sheets -
                  September 30, 1996 and December 31, 1995                 3

            Condensed Consolidated Statements of Operations -
                  Three Months Ended September 30, 1996 and 1995           4

            Condensed Consolidated Statements of Operations -
                  Nine Months Ended September 30, 1996 and 1995            5

            Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1996 and 1995            6

            Notes to Condensed Consolidated Financial Statements           7

    Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8


PART II. -  OTHER INFORMATION                                             11

SIGNATURES                                                                12

                       VERTEX PHARMACEUTICALS INCORPORATED

                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)
                                          (In thousands)
                                                              September 30,  December 31,
                                                                  1996           1995
                                                                  ----           ----
                                     ASSETS

Current assets:
   Cash and cash equivalents                                    $ 39,124        $28,390
   Short-term investments                                         92,309         58,588
   Prepaid expenses and other current assets                         941            959
                                                                --------        -------

        Total current assets                                     132,374         87,937

Restricted cash                                                    2,316          2,316
Property and equipment, net                                        7,014          7,840
Other assets                                                       1,756            888
                                                                --------        -------

        Total assets                                            $143,460        $98,981
                                                                ========        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Obligations under capital lease                              $  2,457        $ 2,075
   Accounts payable and accrued expenses                           2,918          6,525
   Deferred revenue                                                   --            197
                                                                --------        -------

        Total current liabilities                                  5,375          8,797
                                                                --------        -------
Obligations under capital leases, excluding
   current portion                                                 4,419          4,912
                                                                --------        -------

        Total liabilities                                          9,794         13,709
                                                                --------        -------
Stockholders' equity:
   Common stock                                                      210            173
   Additional paid-in capital                                    226,579        142,038
   Equity adjustments                                                (45)            --
   Accumulated deficit                                           (93,078)       (56,939)
                                                                --------        -------

        Total stockholders' equity                               133,666         85,272
                                                                --------        -------

        Total liabilities and stockholders' equity              $143,460        $98,981
                                                                ========        =======


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                  (In thousands, except share and per share data)


                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                            1996              1995
                                                            ----              ----

Revenues:
   Collaborative and other research and development      $     2,930       $     2,314
   Interest income                                             1,190             1,179
                                                         -----------       -----------

        Total revenues                                         4,120             3,493
                                                         -----------       -----------
Costs and expenses:
   Research and development                                    8,525             8,612
   General and administrative                                  1,832             1,701
   Interest                                                      109               120
                                                         -----------       -----------

        Total costs and expenses                              10,466            10,433
                                                         -----------       -----------

Net loss                                                 $    (6,346)      $    (6,940)
                                                         ===========       ===========

Net loss per common share                                $     (0.33)      $     (0.40)
                                                         ===========       ===========
Weighted average number of common shares
   outstanding                                            19,363,696        17,229,377
                                                         ===========       ===========


















                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share amounts)
                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                             1996             1995
                                                         -----------       -----------
Revenues:
   Collaborative and other research and development      $     8,519       $    13,901
   Interest income                                             3,498             3,876
                                                         -----------       -----------

        Total revenues                                        12,017            17,777
                                                         -----------       -----------
Costs and expenses:
   Research and development                                   27,352            33,089
   General and administrative                                  5,473             4,999
   License payment                                            15,000                --
   Interest                                                      331               355
                                                         -----------       -----------

        Total costs and expenses                              48,156            38,443
                                                         -----------       -----------

Net loss                                                 $   (36,139)      $   (20,666)
                                                         ===========       ===========

Net loss per common share                                $     (2.00)      $     (1.20)
                                                         ===========       ===========
Weighted average number of common shares
   outstanding                                            18,035,884        17,212,507
                                                         ===========       ===========


















                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)
                                                  Nine Months Ended September 30,
                                                  -------------------------------
                                                         1996          1995
                                                       --------      --------
Cash flows from operating activities:
   Net loss                                            $(36,139)     $(20,666)
   Adjustment to reconcile net loss to
      net cash used by operating activities:
        Depreciation and amortization                     2,534         2,723
   Changes in assets and liabilities:
        Prepaid expenses and other
           current assets                                    18           (13)
        Accounts payable and accrued
           expenses                                      (3,607)        2,048
        Deferred revenue                                   (197)         (437)
                                                       --------      --------
           Net cash provided (used) by
              operating activities                      (37,391)      (16,345)
                                                       --------      --------
Cash flows from investing activities:
   Short-term investments                               (33,767)      (12,873)
   Deposit to collateralize letter of credit                 --        (2,316)
   Expenditures for property and equipment               (1,708)       (1,716)
   Other assets                                            (869)          (32)
                                                       --------      --------
        Net cash provided (used) by
           investing activities                         (36,344)      (16,937)
                                                       --------      --------
Cash flows from financing activities:
   Proceeds from public offerings of common stock        77,539            --
   Proceeds from private placement of common stock        5,000            --
   Other issuances of common stock                        2,039           590
   Proceeds from equipment sale/leaseback                 1,488         1,758
   Repayment of capital lease obligations                (1,598)       (1,350)
                                                       --------      --------
        Net cash provided (used) by
           financing activities                          84,468           998
                                                       --------      --------
Effect of exchange rate changes on cash                       1             4
                                                       --------      --------
Increase (decrease) in cash and cash equivalents         10,734       (32,280)
Cash and cash equivalents at beginning of period         28,390        71,643
                                                       --------      --------
Cash and cash equivalents at end of period             $ 39,124      $ 39,363
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

      Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1996 and 1995.

      The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ending December 31, 1996. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, which are contained in the Company's 1995 Annual Report to its shareholders and in its Form 10-K filed with the Securities and Exchange Commission.

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

5.    PUBLIC OFFERING OF COMMON STOCK

      On August 14, 1996, the Company completed a public offering of 3,450,000 shares of its common stock, including an over-allotment option exercised by the underwriters for 450,000 shares, at a price of $24 per share. Gross proceeds from this offering were $82,800,000, and net proceeds to the Company totaled approximately $77,539,000 after expenses and underwriting discounts.

                       VERTEX PHARMACEUTICALS INCORPORATED

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


      Vertex Pharmaceuticals Incorporated ("Vertex" or "the Company") is engaged in the discovery, development and commercialization of novel, small molecule pharmaceuticals for the treatment of major diseases for which there are currently limited or no effective treatments. The Company is a leader in the use of structure-based drug design, an approach to drug discovery that integrates advanced biology, biophysics and chemistry. The Company is conducting eight significant pharmaceutical research and development programs to develop pharmaceuticals for the treatment of viral diseases, multidrug resistance in cancer, hemoglobin disorders, inflammation, immunosuppression and neurodegenerative disorders. Three of these programs are in the development phase, and the other five are in the research phase. During the third quarter of 1996, Vertex's partner, Glaxo Wellcome plc ("Glaxo Wellcome"), reported Phase I/II clinical results for VX-478 (141W94), the lead compound from the Company's HIV program. The clinical data suggests that VX-478 was well-tolerated and displayed potent antiviral activity at the doses tested. Kissei Pharmaceutical Co., Ltd. ("Kissei") is also developing VX-478 as Vertex's partner for the HIV program in the Far East. During the third quarter, clinical trials continued for VX-710, the Company's lead compound in its cancer multidrug resistance program. The Company, together with its partner Alpha Therapeutic Corporation ("Alpha") and Ravizza Farmaceutici S.p.A. ("Ravizza"), also continued development of VX-366 in its hemoglobin disorders program.

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

RESULTS OF OPERATIONS

      THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1995. For the third quarter of 1996, the Company's total revenues were $4,120,000 as compared to $3,493,000 during the same period in 1995. From quarter to quarter, the Company's revenues fluctuate as a result of changes in the timing and amount of partner research support payments, partner reimbursements of Vertex drug development costs, and payments for the achievement of various research or development milestones. The quarterly revenue increase for the three months ended September 30, 1996 was principally due to the reimbursement by Glaxo Wellcome of certain development costs associated with the Company's HIV program. In the third quarter of 1996, the Company received $2,678,000 in revenue from its collaborative agreements, $1,190,000 in interest earned on invested funds and $252,000 from government grants and other revenue. In the third quarter of 1995, revenues consisted of $2,250,000 earned under collaborative agreements, $1,179,000 in interest earned and $64,000 from government grants.

                       VERTEX PHARMACEUTICALS INCORPORATED

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - CONTINUED

      The Company's total costs and expenses increased slightly to $10,466,000 for the third quarter of 1996, from $10,433,000 in the comparable quarter in 1995. Research and development expenses declined in the third quarter of 1996 to $8,525,000 from $8,612,000 for the same period in 1995. The decrease in research and development expense resulted from lower levels of clinical trial and material manufacturing costs incurred during the third quarter of 1996. These cost decreases were offset in part by increased costs associated with personnel growth of approximately 19% in the research and development organization. General and administrative expenses increased 8% during the third quarter of 1996 to $1,832,000 from $1,701,000 in the third quarter of 1995. This moderate increase reflects the addition of management and related support personnel. Interest expense was $109,000 in the third quarter of 1996 as compared to $120,000 during the same period in 1995 as a result of lower interest rates charged on similar levels of equipment financing.

      For the reasons stated above, the Company incurred a net loss of $6,346,000 or $.33 per share in the third quarter of 1996 as compared to a net loss of $6,940,000 or $.40 per share in the third quarter of 1995. In addition, the net loss per share was reduced for the third quarter of 1996 by an increase in average shares outstanding for the quarter as compared to the third quarter of 1995.

      NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995. The Company's total revenues decreased to $12,017,000 during the nine months ended September 30, 1996 from $17,777,000 for the nine months ended September 30, 1995. The principle reason for the decrease was the discontinuance of research funding under the Chugai Pharmaceutical Co., Ltd. and Kissei collaborative agreements. In addition, the reimbursements by Glaxo Wellcome in the nine months ended September 31, 1996 of certain material manufacturing expenses were lower as compared to the same period in 1995. In 1996, the Company's revenues consisted of $7,825,000 earned under the Company's collaborative agreements, $3,498,000 in interest income and $694,000 in government grants and other income. During the same period in 1995, the Company's revenues consisted of $13,518,000 earned under the Company's collaborative agreements, $3,876,000 in interest income and $383,000 in government grants and other income.

      The Company's total costs increased to $48,156,000 for the nine months ended September 30, 1996 from $38,443,000 for the nine months ended September 30, 1995. The principle reason for the increase was the Company's payment of $15,000,000 to obtain a non-exclusive, world-wide license under certain G.D. Searle & Co. patent applications claiming HIV protease inhibitors. Research and development expenses decreased to $27,352,000 in the nine months ended September 31, 1996 from $33,089,000 in the same period in 1995. This decrease is attributable to higher levels of manufacturing expense incurred in 1995 for the HIV program in anticipation of ongoing and near-term clinical trials. The increase in general and administrative costs and expenses for the 1996 period to $5,473,000 from $4,999,000 is due mainly to increasing average staff levels and staff related expenditures including a growing sales and marketing infrastructure for the Company's subsidiary Altus Biologics Inc. Interest expense on lease financing of equipment was $331,000 in the nine months ended September 30, 1996 as compared to $355,000 during the same period in 1995.

                       VERTEX PHARMACEUTICALS INCORPORATED

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - CONTINUED

      For the reasons stated above, the Company incurred a net loss of $36,139,000 or $2.00 per share in the nine months ended September 30, 1996 compared to a net loss of $20,666,000 or $1.20 per share in the nine months ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company's operations have been funded principally through strategic collaborative agreements, public offerings and private placements of the Company's equity securities, equipment lease financing, government grants and interest income. The Company expects to incur increased research and development and related supporting expenses and, consequently, continued losses on a quarterly and annual basis as it continues to develop existing and future compounds as well as undertaking clinical trials of potential drugs. The Company also expects to incur substantial administrative and commercialization expenditures in the future and additional expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property rights.

      The Company expects to finance these substantial cash needs with its existing cash and investments of approximately $131.4 million, together with interest earned thereon, future payments under its existing collaborative agreements, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

      The Company's aggregate cash and investments increased by $44,455,000 during the nine months ended September 30, 1996, principally due to the third quarter issuances of the Company's common stock. Cash used by operations, principally to fund research and development activities, was $37,391,000 during the same period.

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

            None

Item 5.     Other Information:
            ------------------

            None

Item 6.     Exhibits and Reports on Form 8-K:
            ---------------------------------

            27 Financial Data Schedule (submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).

            Reports on Form 8-K:
                    None

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VERTEX PHARMACEUTICALS INCORPORATED




Date:  November 12, 1996        /s/ Thomas G. Auchincloss, Jr.
                                -------------------------------------------
                                Thomas G. Auchincloss, Jr.
                                Senior Director of Finance and Treasurer
                                (Principal Financial Officer)



                                /s/ Hans D. van Houte
                                -------------------------------------------
                                Hans D. van Houte
                                Controller
                                (Principal Accounting Officer)