Form 10-Q
period 1997-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 1997-05-12
CIK 875320

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                   FORM 10-Q

[x] Quarterly report pursuant to Section 13 pr 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended March 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from ________ to ________


                         Commission File Number 0-19319

                       Vertex Pharmaceuticals Incorporated
               (Exact name of registrant as specified in its charter)

         Massachusetts                                        04-3039129
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

           130 Waverly Street, Cambridge, Massachusetts 02139-4242 (Address of principal executive offices, including zip code)

                                   (617) 577-6000
               (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES    X          NO
                                ---------         --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                        24,721,133
                Class                                Outstanding at May 6, 1997

                        VERTEX PHARMACEUTICALS INCORPORATED

                                     INDEX

                                                                          PAGE

Part I. - Financial Information

     Item 1. Condensed Consolidated Financial Statements

             Report of Independent Accountants                             3

             Condensed Consolidated Balance Sheets -

                  March 31, 1997 and December 31, 1996                     4

             Condensed Consolidated Statements of Operations -

                  Three Months Ended March 31, 1997 and 1996               5

             Condensed Consolidated Statements of Cash Flows -

                  Three Months Ended March 31, 1997 and 1996               6

             Notes to Condensed Financial Statements                       7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8


Part II. - Other Information                                              10

Signatures                                                                11

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vertex Pharmaceuticals
Incorporated:

We have reviewed the accompanying condensed balance sheet of Vertex Pharmaceuticals Incorporated as of March 31, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                       /s/ Coopers & Lybrand L.L.P.
                                       COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
April 22, 1997

                      VERTEX PHARMACEUTICALS INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                   MARCH 31,       DECEMBER 31,
                                                                     1997             1996
                                                                  ------------     ------------

                                          ASSETS

Current assets:
     Cash and cash equivalents...................................  $ 84,927       $   34,851
     Short-term investments......................................   190,157           95,508
     Prepaid expenses and other current assets...................     1,687            1,791
                                                                  ----------       ----------

          Total current assets...................................   276,771          132,150

Restricted cash..................................................     2,316            2,316
Property and equipment, net......................................    10,109            8,663
Other assets.....................................................       445              370
                                                                  ----------       ----------
          Total assets...........................................  $289,641       $  143,499
                                                                  ----------       ----------
                                                                  ----------       ----------


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Obligations under capital lease.............................  $  2,839       $    2,910
     Accounts payable and accrued expenses.......................     6,262            4,146
                                                                  ----------       ----------
          Total current liabilities..............................     9,101            7,056
                                                                  ----------       ----------
Obligations under capital leases, excluding current
     portion.....................................................     5,333             5,617
                                                                  ----------       ----------
          Total liabilities......................................    14,434            12,673
                                                                  ----------       ----------
Stockholders' equity:
     Common stock................................................       247               211
     Additional paid-in capital..................................   377,976           227,510
     Equity adjustments..........................................      (306)               49
     Accumulated deficit.........................................  (102,710)          (96,944)
                                                                  ----------       ----------
          Total stockholders' equity.............................   275,207           130,826
                                                                  ----------       ----------
          Total liabilities and stockholders' equity.............  $289,641        $  143,499
                                                                  ----------       ----------
                                                                  ----------       ----------

                             The accompanying notes are an integral part of
                            these condensed consolidated financial statements.

                                   VERTEX PHARMACEUTICALS INCORPORATED

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                                  (In thousands, except per share data)

                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                             1997       1996
                                                                           ---------  ---------

Revenues:
     Collaborative and other research and development............          $   4,660  $   2,473
     Interest income.............................................              2,258      1,278
                                                                          ----------  ----------
          Total revenues.........................................              6,918      3,751
                                                                          ----------  ----------
Costs and expenses:
     Research and development....................................             10,314      9,337
     General and administrative..................................              2,218      1,763
     Interest....................................................                152        119
                                                                           ----------  ----------
          Total costs and expenses...............................             12,684     11,219
                                                                           ----------  ----------
Net loss.........................................................          $  (5,766) $  (7,468)
                                                                          ----------  ----------
                                                                          ----------  ----------

Net loss per common share........................................          $   (0.26) $   (0.43)
                                                                          ----------  ----------
                                                                          ----------  ----------

Weighted average number of common shares outstanding.............             21,975     17,332
                                                                          ----------  ----------
                                                                          ----------  ----------


                              The accompanying notes are an integral part of
                             these condensed consolidated financial statements.

                                    VERTEX PHARMACEUTICALS INCORPORATED

                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                (In thousands)

                                                                      Three Months Ended March 31,
                                                                      -----------------------------

                                                                     1997                       1996
                                                                  ----------                  ----------

Cash flows from operating activities:
     Net loss..........................................            $(5,766)                  $  (7,468)
     Adjustment to reconcile net loss to net cash
       used by operating activities:
         Depreciation and amortization.................                814                         828
     Changes in assets and liabilities:
         Prepaid expenses and other current assets.....                104                        (371)
         Accounts payable and accrued expenses.........              2,116                      (2,315)
         Deferred revenue..............................                --                        1,000
                                                                 ---------                    ----------
           Net cash provided (used) by operating
             activities................................             (2,732)                     (8,326)
                                                                 ---------                    ----------

Cash flows from investing activities:
     Short-term investments............................            (94,997)                      1,267
     Expenditures for property and equipment...........             (2,260)                       (579)
     Other assets......................................                (75)                       (939)
                                                                 ---------                    ----------
          Net cash provided (used) by investing
            activities.................................            (97,332)                       (251)
                                                                 ---------                    ----------

Cash flows from financing activities:
     Proceeds from public offering of common stock.....            148,810                        ----
     Other issuances of common stock...................              1,692                         870
     Proceeds from equipment sale/leaseback............                343                        ----
     Repayment of capital lease obligations............               (698)                       (504)
                                                                 ---------                    ----------
          Net cash provided (used) by financing
            activities.................................            150,147                         366
                                                                 ---------                    ----------
Effect of exchange rate changes on cash................                 (7)                         (1)
                                                                 ---------                    ----------
Decrease in cash and cash equivalents..................             50,076                      (8,212)
Cash and cash equivalents at beginning of period.......             34,851                      28,390
                                                                 ---------                    ----------
Cash and cash equivalents at end of period.............            $84,927                   $  20,178
                                                                 ---------                    ----------
                                                                 ---------                    ----------

                            The accompanying notes are an integral part of
                          these condensed consolidated financial statements.

                                           VERTEX PHARMACEUTICALS INCORPORATED

                                         NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles.

    Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1997 and 1996.

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended December 31, 1997. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, which are contained in the Company's 1996 Annual Report to its shareholders and in its Form 10-K filed with the Securities and Exchange Commission.

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

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" which modifies the way in which earnings per share ("EPS") is calculated and disclosed. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS 128 is not expected to have a material impact on the Company's EPS calculation.

4.  PUBLIC OFFERING OF COMMON STOCK

    On March 12, 1997, the Company completed a public offering of 3,450,000 shares of its common stock. The Company anticipates using the net proceeds of $148,810,000 primarily to fund research and product development programs, including clinical trials, and for general corporate purposes.

                        VERTEX PHARMACEUTICALS INCORPORATED

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    The Company is engaged in the discovery, development and commercialization of novel, small molecule pharmaceuticals for the treatment of major diseases for which there are currently limited or no effective treatments. The Company is a leader in the use of structure-based drug design, an approach to drug discovery that integrates advanced biology, biophysics and chemistry. The Company is conducting nine significant pharmaceutical research and development programs to develop pharmaceuticals for the treatment of viral diseases, multidrug resistance in cancer, hemoglobin disorders, autoimmune diseases, inflammatory diseases and neurodegenerative disorders. Three of these programs are in the development phase, and the other six are in the research phase. During the first quarter of 1997, Vertex's partner, Glaxo Wellcome plc ("Glaxo Wellcome"), initiated Phase III clinical trials of VX-478 (141W94), the lead compound in the Company's HIV program. Kissei Pharmaceutical Co., Ltd. ("Kissei") is also developing VX-478 as Vertex's partner for the HIV program in the Far East. Vertex recently expanded Phase II clinical trials of VX-710, the Company's lead compound in its cancer multidrug resistance program. Vertex initiated a Phase II study of the administration of VX-710 in combination with paclitaxel in patients with breast cancer. In addition, BioChem Therapeutic Inc ("BioChem"),Vertex's partner for development and marketing of VX-710 in Canada initiated a Phase II study of VX-710 and doxorubicin in patients with soft tissue sarcoma. The Company, together with its partners Alpha Therapeutic ("Alpha") and Ravizza Farmaceutici Sp.A. ("Ravizza"), also continued development of VX-366 in its hemoglobin disorders program.

    To date, the Company has not received any revenues from the sale of pharmaceutical products and does not expect to receive such revenues in the near future, if ever. The Company has incurred since its inception, and expects to incur over the next several years, significant operating losses as a result of expenditures for its research and development programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

RESULTS OF OPERATIONS

    Three Months Ended March 31, 1997 Compared with Three Months Ended March 31, 1996.

    For the first quarter of 1997, the Company's total revenues were $6,918,000 as compared to $3,751,000 during the same period in 1996. From quarter to quarter, the Company s revenues fluctuate as a result of changes in the timing and amount of partner research support payments, partner reimbursements of Vertex drug development costs, and payments for the achievement of various research and development milestones. Revenues for the first quarter in 1997 included a $2,000,000 payment from Kissei. This payment from Kissei was associated with an ongoing Phase II clinical trial of Vertex's HIV protease inhibitor, VX-478, as single-drug therapy for HIV infection. The other factor contributing to the increase in quarterly revenue for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 was higher investment income from increased cash and short-term investments, including the proceeds of public offerings of the Company's stock in August 1996 and March 1997. In the first quarter of 1997, the Company received $4,237,000 in revenue from its collaborative agreements, $2,258,000 in interest received on invested funds and $423,000 from government grants and other revenue. In the first quarter of 1996, the Company received $2,281,000 in revenue from its collaborative agreements, $1,278,000 in interest received on invested funds and $192,000 from government grants and other revenue.

    The Company's total costs and expenses increased to $12,684,000 in the first quarter of 1997, from $11,219,000 during the same period in 1996. Research and development expenses were $10,314,000 in the first quarter of 1997 as compared to $9,337,000 during the same period in 1996. The Company experienced higher research costs associated with an increase in the number of research employees as well as certain project specific activities. General and administrative expenses increased during the first quarter of 1997 to $2,218,000 from $1,763,000 in the first quarter of 1996 due primarily to an increase in costs associated with patent protection for the Company's intellectual property as well as an increase in marketing efforts by the Company's subsidiary, Altus Biologics Inc. Interest expense increased to $152,000 in the first quarter of 1997 as compared to $119,000 during the same period in 1996 due to higher levels of equipment financing.

    The Company incurred a net loss of $5,766,000 or $.26 per share in the first quarter of 1997 as compared to a net loss of $7,468,000 or $.43 per share in the first quarter of 1996.

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

    The Company expects to finance these substantial cash needs with its existing cash and investments at March 31, 1997 of approximately $275 million, together with interest earned thereon, future payments under its existing collaborative agreements, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

    In March 1997, the Company completed a public offering of 3,450,000 shares of its common stock, which included an over-allotment option exercised by the underwriters for 450,000 shares, at a price to the public of $45.50 per share, with net proceeds to the Company of approximately $148,810,000. The Company plans to use these proceeds primarily to fund research and product development programs, including clinical trials, and for general corporate purposes.

    The Company's aggregate cash and investments increased by $144,725,000 during the three months ended March 31, 1997 to $275,084,000, principally due to the public offering completed in March 1997. Cash used by operations, principally to fund research and development activities, was $2,732,000 during the same period. The Company also expended $2,260,000 during this period to acquire property and equipment, principally for research equipment and facilities. During the first quarter of 1997 the Company entered into equipment lease financing in the aggregate amount of $343,000 and repaid $698,000 of its lease obligations.

                                    PART II.

                               OTHER INFORMATION

Item 1.  Legal Proceedings:

         None

Item 2.  Changes in Securities:

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         None

Item 5.  Other Information:

         None

Item 6.  Exhibits:

         27 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.)

         99   Letter of Independent Accountants

         Reports on Form 8-K:

         On February 25, 1997 the Company filed its Financial Statements for the year ended December 31, 1996 with the Securities and Exchange Commission in a Current Report on Form 8-K.

                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     VERTEX PHARMACEUTICALS INCORPORATED




Date: May 12, 1997                   /s/ Thomas G. Auchincloss, Jr
                                     -----------------------------------------
                                     Thomas G. Auchincloss, Jr.
                                     Vice President of Finance and Treasurer
                                     (Principal Financial Officer)




Date: May 12, 1997                    /s/ Hans D. van Houte
                                     -----------------------------------------
                                     Hans D. van Houte
                                     Controller
                                     (Principal Accounting Officer)