Form 10-Q
period 1997-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 1997-08-14
CIK 875320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

    [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended June 30, 1997

                              OR

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from ---------- to ------

                       Commission File Number 0-19319

                     Vertex Pharmaceuticals Incorporated
          (Exact name of registrant as specified in its charter)



    Massachusetts                                               04-3039129
  ------------------                                           --------------
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

                               (617) 577-6000
                     --------------------------------------
            (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES       X      NO
                             --------        -----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                  25,096,445
--------------------------------------            ------------------------
         Class                                   Outstanding at August 5, 1997

                      VERTEX PHARMACEUTICALS INCORPORATED

                                     INDEX
                                                                  Page
Part I. - Financial Information
  Item 1. Condensed Consolidated Financial Statements
            Report of Independent Accountants                        3

          Condensed Consolidated Balance Sheets -
            June 30, 1997 and December 31, 1996                      4

          Condensed Consolidated Statements of Operations -
            Three Months Ended June 30, 1997 and 1996                5

          Condensed Consolidated Statements of Operations -
            Six Months Ended June 30, 1997 and 1996                  6

          Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1997 and 1996                  7

          Notes to Condensed Financial Statements                    8

     Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        9

Part II. -  Other Information                                       13

Signatures                                                          14

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vertex Pharmaceuticals
Incorporated:

We have reviewed the accompanying condensed balance sheet of Vertex Pharmaceuticals Incorporated as of June 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three-month and the six-month periods then ended. These financial statements are the responsibility of the company's management.

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

                                          /s/ COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
July 22, 1997

                      VERTEX PHARMACEUTICALS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                (In thousands)

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
ASSETS
Current assets:
   Cash and cash equivalents...........................................................  $  188,584   $   34,851
   Short-term investments..............................................................      97,582       95,508
   Prepaid expenses and other current assets...........................................       1,642        1,791
                                                                                         ----------  ------------
      Total current assets.............................................................     287,808      132,150
Restricted cash........................................................................       2,316        2,316
Property and equipment, net............................................................      10,007        8,663
Other assets...........................................................................         535          370
                                                                                         ----------  ------------
      Total assets.....................................................................  $  300,666   $  143,499
                                                                                         ----------  ------------
                                                                                         ----------  ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Obligations under capital lease.....................................................  $    2,815   $    2,910
   Accounts payable and accrued expenses...............................................       5,397        4,146
   Deferred revenue....................................................................       1,056       --
                                                                                         ----------  ------------
      Total current liabilities........................................................       9,268        7,056
                                                                                         ----------  ------------
Obligations under capital leases, excluding
   current portion.....................................................................       5,446        5,617
                                                                                         ----------  ------------
      Total liabilities................................................................      14,714       12,673
                                                                                         ----------  ------------
Stockholders' equity:
   Common stock........................................................................         251          211
   Additional paid-in capital..........................................................     389,822      227,510
   Equity adjustments..................................................................           1           49
   Accumulated deficit.................................................................    (104,122)     (96,944)
                                                                                         ----------  ------------
      Total stockholders' equity.......................................................     285,952      130,826
                                                                                         ----------  ------------
      Total liabilities and stockholders' equity.......................................  $  300,666   $  143,499
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                  The accompanying notes are an integral part of
                 these condensed consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                     (In thousands, except per share data)

                                                           THREE MONTHS ENDED JUNE 30,
                                                           ---------------------------
                                                                 1997          1996
                                                              ---------    ----------

Revenues:
   Collaborative and other research and development........  $   8,320    $  3,116
   Interest income.........................................      3,835       1,030
                                                              ---------  ----------
     Total revenues........................................     12,155       4,146
                                                              ---------  ----------
Costs and expenses:
   Research and development................................     10,798       9,490
   General and administrative..............................      2,624       1,878
   License payment.........................................      --         15,000
   Interest................................................        145         103
                                                            ------------   ------------

     Total costs and expenses..............................     13,567      26,471
                                                            ------------  ------------
Net loss...................................................  $  (1,412) $  (22,325)
                                                            ------------  ------------
                                                            ------------  ------------
Net loss per common share..................................  $   (0.06) $    (1.28)
                                                            ------------  ------------
                                                            ------------  ------------
Weighted average number of common shares
   outstanding.............................................     24,722       17,398
                                                            ------------  ------------
                                                            ------------  ------------

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share amounts)

                                                                                             SIX MONTHS ENDED JUNE 30,
                                                                                             -------------------------
                                                                                               1997        1996
                                                                                             ---------  ----------
Revenues:
   Collaborative and other research and development........................................  $  12,980  $    5,589
   Interest income.........................................................................      6,093       2,308
                                                                                             ---------  ----------
Total revenues.............................................................................     19,073       7,897
                                                                                             ---------  ----------
Costs and expenses:
   Research and development................................................................     21,112      18,827
   General and administrative..............................................................      4,841       3,641
   License payment.........................................................................     --          15,000
   Interest................................................................................        298         222
                                                                                             ---------  ----------
     Total costs and expenses..............................................................     26,251      37,690
                                                                                             ---------  ----------
Net loss...................................................................................  $  (7,178) $  (29,793)
                                                                                             ---------  ----------
                                                                                             ---------  ----------
Net loss per common share..................................................................  $   (0.31) $    (1.72)
                                                                                             ---------  ----------
                                                                                             ---------  ----------
Weighted average number of common shares
   outstanding.............................................................................     23,356      17,365
                                                                                             ---------  ----------
                                                                                             ---------  ----------

                      The accompanying notes are an integral part of
                    these condensed consolidated financial statements.

                        VERTEX PHARMACEUTICALS INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  -------------------------
                                                                                   1997           1996
                                                                                  -----           ----
Cash flows from operating activities:
  Net loss....................................................................... $(7,178)    $  (29,793)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
     Depreciation and amortization...............................................   1,644           1,675
     Changes in assets and liabilities:
      Prepaid expenses and other
        current assets...........................................................     149           (789)
      Accounts payable and accrued
        expenses.................................................................   1,251         (2,380)
      Deferred revenue...........................................................   1,056             803
                                                                                  -------        --------
        Net cash provided (used) by
            operating activities................................................. (3,078)        (30,484)
                                                                                  -------        --------
Cash flows from investing activities:
   Net purchases and sales of short-term investments............................. (2,116)           7,080
   Expenditures for property and equipment....................................... (2,988)         (1,057)
   Other assets..................................................................   (165)         (1,085)
                                                                                  -------         -------
      Net cash provided (used) by investing
        activities............................................................... (5,269)           4,938
                                                                                  -------         -------
Cash flows from financing activities:
   Net proceeds from public offering of common stock............................. 148,810              --
   Proceeds from private placement of common stock...............................  10,000           5,000
   Other issuances of common stock...............................................   3,542           1,536
   Proceeds from equipment sale/leaseback........................................   1,179             903
   Repayment of capital lease obligations........................................ (1,445)         (1,034)
                                                                                  ------          -------
      Net cash provided (used) by
       financing activities...................................................... 162,086           6,405
                                                                                  -------         -------

Effect of exchange rate changes on cash..........................................     (6)               1
                                                                                  -------         -------
Increase (decrease) in cash and cash equivalents................................. 153,733        (19,140)
Cash and cash equivalents at beginning of period.................................  34,851          28,390
                                                                                  -------        --------
Cash and cash equivalents at end of period.......................................$188,584        $  9,250
                                                                                 --------       ---------
                                                                                 --------       ---------

                       The accompanying notes are an integral part of
                     these condensed consolidated financial statements.

                              VERTEX PHARMACEUTICALS INCORPORATED

                           NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

    Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1997 and 1996.

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

3. NET LOSS PER COMMON SHARE

    The net loss per common share is computed based upon the weighted average number of common shares outstanding. Common equivalent shares are not included in the per-share calculations where the effect would be anti-dilutive.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" which modifies the way in which earnings per share ("EPS") is calculated and disclosed. SFAS 128 requires a dual presentation of basic and diluted EPS for all years presented in the income statements. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS 128 is not expected to have a material impact on the Company's EPS calculation.

    The FASB has recently issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This Statement requires that total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company does not believe that this will have a material impact on results of operations.

                              VERTEX PHARMACEUTICALS INCORPORATED

                           NOTES TO CONDENSED FINANCIAL STATEMENTS


5. COLLABORATIVE AGREEMENT WITH ELI LILLY AND COMPANY

    In June 1997, Vertex and Eli Lilly and Company ("Lilly") entered into a collaborative agreement for the research, development and commercialization of novel, small molecule compounds to treat hepatitis C infection. Under the terms of the agreement, Lilly will pay the Company up to $51 million composed of a $3 million initial research funding payment paid in June 1997, $33 million of product research funding over six years and $15 million of development and commercialization milestone payments. The Company and Lilly will jointly manage the research, development, manufacturing and marketing of drug candidates emerging from the collaboration. The Company will have primary responsibility for drug design, process development and pre-commercial drug substance manufacturing, and Lilly will have primary responsibility for formulation, preclinical and clinical development and global marketing. The Company has the option to supply 100 percent of Lilly's commercial drug substance supply needs. The Company will receive royalties on future product sales, if any. If the Company exercises its commercial supply option, the Company will receive drug supply payments in addition to royalties on future product sales, if any. Lilly has the right to terminate the agreement without cause upon six months' notice after June 1999. In connection with this collaboration, Lilly purchased 263,922 shares of the Company's common stock for $10,000,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    The Company is engaged in the discovery, development and commercialization of novel, small molecule pharmaceuticals for the treatment of major diseases for which there are currently limited or no effective treatments. The Company is a leader in the use of structure-based drug design, an approach to drug discovery that integrates advanced biology, biophysics and chemistry. The Company is conducting nine significant pharmaceutical research and development programs to develop pharmaceuticals for the treatment of viral diseases, multidrug resistance in cancer, hemoglobin disorders, autoimmune diseases, inflammatory diseases and neurodegenerative disorders. Five of these programs are in the development phase, and the other four are in the research phase. During the second quarter of 1997, Vertex's partner, Glaxo Wellcome plc ("Glaxo Wellcome"), advanced Phase II and Phase III clinical development of VX-478 (141W94), the lead compound in the Company's HIV program, in the United States, Canada and Europe. Kissei Pharmaceutical Co., Ltd. ("Kissei") is also developing VX-478 as Vertex's partner for the HIV program in the Far East. Through a series of Phase II clinical trials underway or planned, Vertex and its partner for development and marketing of VX-710 in Canada, BioChem Therapeutics Inc. ("BioChem"), are evaluating VX-710 to reverse cancer multidrug resistance in solid tumors. In addition, Vertex signed a research, development and commercialization agreement with Eli Lilly and Company ("Lilly") to develop new drugs to treat hepatitis C infection.

    To date, the Company has not received any revenues from the sale of pharmaceutical products and does not expect to receive such revenues this fiscal year, if ever. The Company has incurred since its inception, and may incur over the next several years, significant operating losses as a result of expenditures for its research and development programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

                      VERTEX PHARMACEUTICALS INCORPORATED

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Three Months Ended June 30, 1997 Compared with Three Months Ended June 30, 1996. For the second quarter of 1997, the Company's total revenues were $12,155,000 as compared to $4,146,000 during the same period in 1996. From quarter to quarter, the Company's revenues fluctuate as a result of changes in the timing and amount of partner research support payments, partner reimbursements of Vertex drug development costs, and payments for the achievement of various research and development milestones. In the second quarter of 1997, the Company received $7,822,000 in revenue from its collaborative agreements, $3,835,000 in interest received on invested funds and $498,000 from government grants and other revenue. In the second quarter of 1996, the Company received $2,715,000 in revenue from its collaborative agreements, $1,030,000 in interest received on invested funds and $401,000 from government grants and other revenue. The increase in revenue for the second quarter in 1997 is attributable to greater collaborative revenue and interest income on higher levels of cash and short-term investments. Collaborative revenue in the second quarter of 1997 included a $3,000,000 up-front payment and approximately $190,000 in research funding for the Company's hepatitis C program received from Lilly under the collaborative agreement signed in June 1997. In addition, the Company received a $2,000,000 payment from Kissei for reimbursement of costs associated with an ongoing Phase II clinical trial of Vertex's HIV protease inhibitor, VX-478, as single-drug therapy for HIV infection. Also during the second quarter of 1997, Ciba Geigy Limited exercised a development option resulting in a milestone payment of $200,000 and research revenue of $200,000 pursuant to a collaboration with the Company's subsidiary, Altus Biologics Inc. ("Altus") in the field of detergents.

    The Company's total costs and expenses decreased to $13,567,000 in the second quarter of 1997, from $26,471,000 during the same period in 1996. During the second quarter in 1996, the Company made a one-time payment of $15,000,000 to obtain a non-exclusive, worldwide license under certain G.D. Searle & Co. ("Searle") patent applications claiming HIV protease inhibitors. Research and development expenses were $10,798,000 in the second quarter of 1997 as compared to $9,490,000 during the same period in 1996. This increase in cost is principally a result of the continued growth of the Company's research and development organization and increasing expenditures for the preclinical development of VX-497, the Company's lead candidate in its IMPDH program for potential new therapies for autoimmune diseases and also increased costs associated with expanded Phase II clinical trials of VX-710, the Company's lead compound in the multidrug resistance program. General and administrative expenses increased during the second quarter of 1997 to $2,624,000 from $1,878,000 in the second quarter of 1996 due primarily to increases in administrative personnel, increased legal costs associated with patents and other matters, as well as an increase in marketing efforts by Altus. Interest expense increased to $145,000 in the second quarter of 1997 as compared to $103,000 during the same period in 1996 due to higher levels of equipment financing.

    The Company incurred a net loss of $1,412,000 or $0.06 per share in the second quarter of 1997 as compared to a net loss of $22,325,000 or $1.28 per share in the second quarter of 1996.

                      VERTEX PHARMACEUTICALS INCORPORATED

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


    Six Months Ended June 30, 1997 Compared with Six Months Ended June 30, 1996. The Company's total revenues increased to $19,073,000 for the six months ended June 30, 1997 from $7,897,000 for the six months ended June 30, 1996. In 1997, the Company's revenues consisted of $12,059,000 earned under the Company's collaborative agreements, $6,093,000 in interest income and $921,000 in government grants and other income. The Company's revenues during the same period in 1996, consisted of $5,147,000 earned under the Company's collaborative agreements, $2,308,000 in interest income and $442,000 in government grants and other income. The increase in revenue for the first half of 1997 compared to the same period in 1996 was principally due to the up-front payment of $3,000,000 by Lilly upon the commencement of the hepatitis C collaboration, $4,000,000 in development reimbursements from Kissei for an ongoing clinical trial of Vertex's HIV protease inhibitor, and increased investment income from higher levels of cash and investments due to the successful completion of public offerings of the Company's stock in August 1996 and March 1997.

    The Company's total costs decreased to $26,251,000 for the six months ended June 30, 1997 from $37,690,000 for the six months ended June 30, 1996. The Company paid $15,000,000 in the first half of 1996 to obtain a non-exclusive, worldwide license under certain Searle patent applications claiming HIV protease inhibitors. Research and development expenses increased to $21,112,000 in the first half of 1997 from $18,827,000 in the first half of 1996, primarily due to additional scientific staffing as well as the commencement of preclinical activities for VX-497, the lead compound in the Company's IMPDH program.

    General and administrative expenses increased during the first half of 1997 to $4,841,000 from $3,641,000 in the first half of 1996 due primarily to increases in administrative personnel, increased legal costs associated with patents and other matters, as well as an increase in marketing efforts of Altus. Interest expense was $298,000 in the second half of 1997, an increase from $222,000 in the second half of 1996 as a result of higher levels of equipment financing during the period.

    For the reasons stated above, the Company incurred a net loss of $7,178,000 or $0.31 per share in the six months ended June 30, 1997 compared to a net loss of $29,793,000 or $1.72 per share in the six months ended June 30, 1996.

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

                      VERTEX PHARMACEUTICALS INCORPORATED

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


    The Company expects to finance these substantial cash needs with its existing cash and investments at June 30, 1997 of approximately $286 million, together with interest earned thereon, future payments under its existing collaborative agreements, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

    In June 1997, the Company entered into a collaborative agreement for up to $51 million with Lilly for the research, development and commercialization of compounds in connection with the Company's hepatitis C program. The Company has the option to supply 100 percent of Lilly's commercial drug substance supply needs. The Company will receive royalties on future product sales, if any. If the Company exercises its commercial supply option, the Company will receive drug supply payments in addition to royalties on future product sales, if any. In connection with this collaboration, Lilly purchased 263,922 shares of the Company's common stock for $10,000,000.

    The Company's aggregate cash and investments increased by $155,807,000 during the six months ended June 30, 1997 to $286,166,000, principally due to the public offering completed in March 1997, with net proceeds of approximately $148,810,000, and an equity investment by Lilly in June 1997 of $10,000,000. Cash used by operations, principally to fund research and development activities, was $3,078,000 during the same period. The Company also expended $2,988,000 during this period to acquire property and equipment, principally for research equipment and facilities. During the first quarter of 1997, the Company entered into equipment lease financing in the aggregate amount of $1,179,000 and repaid $1,445,000 of its lease obligations.

    In July 1997, the Company purchased a portfolio of ten patent application families claiming ICE (interleukin-1 beta converting enzyme) and its inhibitors from Sanofi S.A. Through this acquisition, the Company has obtained the rights, title and interest to all the patent properties in Sanofi's ICE portfolio.

    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" which modifies the way in which earnings per share ("EPS") is calculated and disclosed. SFAS 128 requires a dual presentation of basic and diluted EPS for all years presented in the income statements. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS 128 is not expected to have a material impact on the Company's EPS calculation.

    The FASB has recently issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This Statement requires that total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company does not believe that this will have a material impact on results of operations.

                                    PART II.

                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

        None

ITEM 2. CHANGES IN SECURITIES:

        Recent Sales of Unregistered Securities

        On June 18, 1997, the Company issued and sold to Lilly, for cash, 263,922 shares of the Company's Common Stock for an aggregate purchase price of $10,000,000. The securities issued were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption set forth in
        Section 4(2) of the Securities Act. The sale to Lilly was a privately negotiated sale by the Company not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        The Company's Annual Meeting of Stockholders was held on May 8, 1997. The stockholders elected Charles A. Sanders to the class of directors whose term expires in 1998 and Barry M. Bloom and William W. Helman IV to the class of directors whose term expires in 2000. The tabulation of votes with respect to the election of such directors is as follows:

                                                                                 TOTAL VOTE        TOTAL VOTE
                                                                                    FOR:           WITHHELD:
                                                                                -------------  ------------------
Charles A. Sanders............................................................    19,500,766           78,310
Barry M. Bloom................................................................    19,492,781          118,597
William W. Helman IV..........................................................    19,492,981          118,397

        The stockholders approved an amendment to the Company's Restated Articles of Organization to increase the number of authorized shares of Common Stock of the Company from 50,000,000 to 100,000,000 by a vote of 18,591,245 shares in favor, 979,121 shares against, and 41,012 shares abstaining.

        A proposal to amend the Company's Restated Articles of Organization to increase the number of authorized shares of Preferred Stock from 1,000,000 to 5,000,000 was not approved, with 9,304,131 shares voted in favor, 6,971,564 shares voted against, 42,442 shares abstaining, and 3,293,241 broker non-votes.

        The stockholders approved the Company's 1996 Stock and Option Plan, with 9,695,876 shares voted in favor, 6,595,383 shares voted against, 63,262 shares abstaining, and 3,256,857 broker non-votes.

        In addition, the stockholders approved the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the 1997 fiscal year by a vote of 19,548,868 shares in favor, 32,608 shares against, and 29,902 shares abstaining.

ITEM 5. OTHER INFORMATION:

        None

ITEM 6. EXHIBITS:

  10.1  Research and Development Agreement between the Company and Eli
        Lilly and Company effective June 11, 1997 (filed herewith with certain confidential information deleted).
  27 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.).

  99    Letter of Independent Accountants.

        Reports on Form 8-K:

        None


                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             VERTEX PHARMACEUTICALS INCORPORATED

Date: August 14, 1997        /s/Thomas G. Auchincloss, Jr.
                             --------------------------------------
                             Thomas G. Auchincloss, Jr.
                             Vice President of Finance and Treasurer
                             (Principal Financial Officer)

Date: August 14, 1997        /s/Hans D. van Houte
                             --------------------------------------
                             Hans D. van Houte
                             Controller
                             (Principal Accounting Officer)