Form 10-Q
period 1997-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 1997-11-12
CIK 875320

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                           -------------------------

                                  FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934
    For the quarterly period ended September 30, 1997
                                      OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934
    For the transition period from          to
                                   ---------  ----------


                        Commission File Number  0-19319
                                               ---------

                      Vertex Pharmaceuticals Incorporated
             (Exact name of registrant as specified in its charter)


        Massachusetts                                 04-3039129
        -------------                                 ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


           130 Waverly Street, Cambridge, Massachusetts  02139-4242
           --------------------------------------------------------
         (Address of principal executive offices, including zip code)


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

                              YES   X      NO
                                  -----   -------


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                 25,196,342
--------------------------------------      -------------------------------
               Class                        Outstanding at November 6, 1997

                         VERTEX PHARMACEUTICALS INCORPORATED

                                        INDEX



                                                                         Page
                                                                       --------

Part I. -  Financial Information

    Item 1.   Condensed Consolidated Financial Statements
                Report of Independent Accountants                           3

              Condensed Consolidated Balance Sheets -
                    September 30, 1997 and December 31, 1996                4

              Condensed Consolidated Statements of Operations -
                    Three Months Ended September 30, 1997 and 1996          5

              Condensed Consolidated Statements of Operations -
                    Nine Months Ended September 30, 1997 and 1996           6

              Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 1997 and 1996           7

              Notes to Condensed Financial Statements                       8

    Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    10


Part II. -  Other Information                                              14

Signatures                                                                 15

                          Report of Independent Accountants
                          ---------------------------------


To the Board of Directors and Stockholders of Vertex Pharmaceuticals
Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of Vertex Pharmaceuticals Incorporated as of September 30, 1997, and the related condensed consolidated statements of operations and cash flows for the three month and the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of operations, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 18, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                       /s/ COOPERS & LYBRAND L.L.P.



 Boston, Massachusetts
 October 21, 1997

                      VERTEX PHARMACEUTICALS INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                     September 30,            December 31,
                                                                         1997                     1996
                                                                     -------------            ------------

                                               ASSETS

Current assets:
   Cash and cash equivalents                                           $ 177,191                $  34,851
   Short-term investments                                                106,092                   95,508
   Prepaid expenses and other current assets                               2,183                    1,791
                                                                     -------------            ------------

       Total current assets                                              285,466                  132,150

Restricted cash                                                            2,316                    2,316
Property and equipment, net                                               10,182                    8,663
Other assets                                                                 763                      370
                                                                     -------------            ------------

       Total assets                                                    $ 298,727                $ 143,499
                                                                     -------------            ------------
                                                                     -------------            ------------


                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Obligations under capital lease and debt                            $   2,677                $   2,910
   Accounts payable and accrued expenses                                   8,525                    4,146
   Deferred revenue                                                          556                      ---
                                                                     -------------            ------------

       Total current liabilities                                          11,758                    7,056
                                                                     -------------            ------------

Obligations under capital leases and debt, excluding
   current portion                                                         5,488                    5,617
                                                                     -------------            ------------

       Total liabilities                                                  17,246                   12,673
                                                                     -------------            ------------

Stockholders' equity:
   Common stock                                                              251                      211
   Additional paid-in capital                                            391,056                  227,510
   Equity adjustments                                                        151                       49
   Accumulated deficit                                                  (109,977)                 (96,944)
                                                                     -------------            ------------

       Total stockholders' equity                                        281,481                  130,826
                                                                     -------------            ------------

       Total liabilities and stockholders' equity                      $ 298,727                $ 143,499
                                                                     -------------            ------------
                                                                     -------------            ------------

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                     VERTEX PHARMACEUTICALS INCORPORATED

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                    (In thousands, except per share data)



                                                           Three Months Ended September 30,
                                                           --------------------------------

                                                                 1997             1996
                                                              ----------       ----------

Revenues:
   Collaborative and other research and development            $  9,739         $  2,930
   Interest income                                                3,808            1,190
                                                              ----------       ----------

       Total revenues                                            13,547            4,120
                                                              ----------       ----------


Costs and expenses:
   Research and development                                      16,449            8,525
   General and administrative                                     2,813            1,832
   Interest                                                         141              109
                                                              ----------       ----------

       Total costs and expenses                                  19,403           10,466
                                                              ----------       ----------

Net loss                                                       $ (5,856)        $ (6,346)
                                                              ----------       ----------
                                                              ----------       ----------

Net loss per common share                                      $  (0.23)        $  (0.33)
                                                              ----------       ----------
                                                              ----------       ----------


Weighted average number of common shares
   outstanding                                                   25,119           19,364
                                                              ----------       ----------
                                                              ----------       ----------



                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                    VERTEX PHARMACEUTICALS INCORPORATED

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                  (In thousands, except per share amounts)



                                                            Nine Months Ended September 30,
                                                            -------------------------------

                                                                 1997             1996
                                                              ----------       ----------

Revenues:
   Collaborative and other research and development            $ 22,719         $  8,519
   Interest income                                                9,901            3,498
                                                              ----------       ----------

       Total revenues                                            32,620           12,017
                                                              ----------       ----------

Costs and expenses:
   Research and development                                      37,561           27,352
   General and administrative                                     7,654            5,473
   License payment                                                  ---           15,000
   Interest                                                         438              331
                                                              ----------       ----------

       Total costs and expenses                                  45,653           48,156
                                                              ----------       ----------

Net loss                                                       $(13,033)        $(36,139)
                                                              ----------       ----------
                                                              ----------       ----------

Net loss per common share                                      $  (0.54)        $  (2.00)
                                                              ----------       ----------
                                                              ----------       ----------


Weighted average number of common shares
   outstanding                                                   23,950           18,036
                                                              ----------       ----------
                                                              ----------       ----------


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         VERTEX PHARMACEUTICALS INCORPORATED

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (In thousands)



                                                            Nine Months Ended September 30,
                                                            -------------------------------

                                                                 1997             1996
                                                              ----------       ----------

Cash flows from operating activities:
   Net loss                                                    $(13,033)        $(36,139)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation and amortization                               2,565            2,534
      Changes in assets and liabilities:
        Prepaid expenses and other
          current assets                                           (392)              18
        Accounts payable and accrued
          expenses                                                4,379           (3,607)
        Deferred revenue                                            556             (197)
                                                              ----------       ----------
          Net cash provided (used) by
            operating activities                                 (5,925)         (37,391)
                                                              ----------       ----------

Cash flows from investing activities:
   Net purchases and sales of short-term investments            (10,468)         (33,767)
   Expenditures for property and equipment                       (4,084)          (1,708)
   Other assets                                                    (393)            (869)
                                                              ----------       ----------
          Net cash provided (used) by
            investing activities                                (14,945)         (36,344)
                                                              ----------       ----------

Cash flows from financing activities:
   Net proceeds from public offerings of common stock           148,810           77,539
   Proceeds from private placement of common stock               10,000            5,000
   Other issuances of common stock                                4,776            2,039
   Proceeds from equipment sale/leaseback and debt                1,855            1,488
   Repayment of capital lease obligations                        (2,217)          (1,598)
                                                              ----------       ----------
          Net cash provided (used) by
            financing activities                                163,224           84,468
                                                              ----------       ----------

Effect of exchange rate changes on cash                             (14)               1
                                                              ----------       ----------

Increase (decrease) in cash and cash equivalents                142,340           10,734

Cash and cash equivalents at beginning of period                 34,851           28,390
                                                              ----------       ----------

Cash and cash equivalents at end of period                     $177,191         $ 39,124
                                                              ----------       ----------
                                                              ----------       ----------


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                         VERTEX PHARMACEUTICALS INCORPORATED

                       NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation

    The year end condensed balance sheet data was derived from audited financial statements. Certain information and footnote disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1997 and 1996.

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

                         VERTEX PHARMACEUTICALS INCORPORATED

                       NOTES TO CONDENSED FINANCIAL STATEMENTS


5.  Recent Collaborative Agreements

    In September 1997, the Company and Kissei Pharmaceutical Co. Ltd. ("Kissei") entered into a collaborative agreement to design inhibitors of p38 MAP Kinase and to develop them as novel, orally active drugs for the treatment of inflammatory and neurological diseases. Under the terms of the agreement, Kissei will pay the Company up to $22 million composed of a $4 million research funding payment paid in September 1997, $11 million of product research funding over three years and $7 million of development and commercialization milestone payments. The Company and Kissei will collaborate to identify and evaluate compounds that target p38 MAP Kinase. Kissei will have the right to develop and commercialize these compounds in its licensed territories. Kissei has exclusive rights to p38 MAP Kinase compounds in Japan and certain Southeast Asian countries and semi-exclusive rights in China, Taiwan and South Korea. The Company retains exclusive marketing rights in the United States, Canada, Europe, and the rest of the world. In addition, the Company will have the right to supply bulk drug material to Kissei for sale in its territory, and will receive royalties and drug supply payments on any product sales. Kissei has the right to terminate the agreement without cause upon six months' notice after June 1998.

    In June 1997, the Company and Eli Lilly and Company ("Lilly") entered into a collaborative agreement to design inhibitors of the hepatitis C protease enzyme, and to develop them as novel drugs to treat hepatitis C infection. Under the terms of the agreement, Lilly will pay the Company up to $51 million composed of a $3 million research funding payment paid in June 1997, $33 million of product research funding over six years and $15 million of development and commercialization milestone payments. The Company and Lilly will jointly manage the research, development, manufacturing and marketing of drug candidates emerging from the collaboration. The Company will have primary responsibility for drug design, process development and pre-commercial drug substance manufacturing, and Lilly will have primary responsibility for formulation, preclinical and clinical development and global marketing. The Company has the option to supply 100 percent of Lilly's commercial drug substance supply needs. The Company will receive royalties on future product sales, if any. If the Company exercises its commercial supply option, the Company will receive drug supply payments in addition to royalties on future product sales, if any. Lilly has the right to terminate the agreement without cause upon six months' notice after June 1999. In connection with this collaboration, Lilly purchased 263,922 shares of the Company's common stock for $10,000,000.

                         VERTEX PHARMACEUTICALS INCORPORATED

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

    The Company is engaged in the discovery, development and commercialization of novel, small molecule pharmaceuticals for the treatment of major diseases for which there are currently limited or no effective treatments. The Company is a leader in the use of structure-based drug design, an approach to drug discovery that integrates advanced biology, biophysics and chemistry. The Company is conducting nine significant pharmaceutical research and development programs to develop pharmaceuticals for the treatment of viral diseases, multidrug resistance in cancer, autoimmune diseases, inflammatory diseases and neurodegenerative disorders. Four of these programs are in the development phase, and the other four are in the research phase. During the third quarter of 1997, the Company's partner, Glaxo Wellcome plc ("Glaxo Wellcome"), advanced Phase III clinical development of VX-478 (141W94), the lead compound in the Company's HIV program, in the United States, Canada and Europe. Kissei is also developing VX-478 as the Company's partner for the HIV program in the Far East. Through a series of Phase II clinical trials underway, the Company and its partner for development and marketing of VX-710 in Canada, BioChem Therapeutics Inc. ("BioChem"), are evaluating VX-710 for the reversal of cancer multidrug resistance in solid tumors. During the quarter, the Company and Alpha Therapeutic ("Alpha") terminated their agreement to develop VX-366, an oral compound for the treatment of inherited hemoglobin disorders, including sickle cell anemia and beta thalassemia. In addition, the Company signed a research, development and commercialization agreement with Kissei to develop new drugs targeting p38 MAP Kinase to treat inflammatory and neurological diseases.

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

Results of Operations

    Three Months Ended September 30, 1997 Compared with Three Months Ended September 30, 1996. For the third quarter of 1997, the Company's total revenues were $13,547,000 as compared to $4,120,000 during the same period in 1996. From quarter to quarter, the Company's revenues fluctuate as a result of changes in the timing and amount of partner research support payments, partner reimbursements of Vertex drug development costs, and payments for the achievement of various research and development milestones. In the third quarter of 1997, the Company received $9,380,000 in revenue from its collaborative agreements, $3,808,000 in interest received on invested funds and $359,000 from government grants and other revenue. In the third quarter of 1996, the Company received $2,678,000 in revenue from its collaborative agreements, $1,190,000 in interest earned on invested funds and $252,000 from government grants and other revenue. The increase in collaborative revenue for the third quarter in 1997 is attributable principally to the $4,000,000 up-front payment and $750,000 in research funding received from Kissei under the collaborative agreement for the Company's p38 MAP Kinase program, signed in September 1997, the reimbursement by Hoechst Marion Roussel ("HMR") of certain costs associated with the Company's ICE program, and research funding from Lilly under a research collaboration signed in June 1997.

                        VERTEX PHARMACEUTICALS INCORPORATED

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


    The Company's total costs and expenses increased to $19,403,000 in the third quarter of 1997, from $10,466,000 during the same period in 1996. Research and development expenses were $16,449,000 in the third quarter of 1997 as compared to $8,525,000 during the same period in 1996. This increase in expense was principally a result of the continued growth of the Company's research and development organization, ongoing clinical trials in the multidrug resistance program, and preclinical development expenses for the VX-740, the Company's lead compound in the ICE program, and VX-497, the lead compound in the IMPDH program. In addition, during the third quarter of 1997, the Company purchased a portfolio of ten patent application families claiming interleukin 1 beta converting enzyme ("ICE") and its inhibitors from Sanofi S.A. General and administrative expenses increased during the third quarter of 1997 to $2,813,000 from $1,832,000 in the third quarter of 1996 due primarily to increases in administrative personnel, increased legal costs associated with patents and other matters, as well as an increase in marketing efforts by the Company and the Company's subsidiary Altus Biologics Inc. ("Altus"). Interest expense increased to $141,000 in the third quarter of 1997 as compared to $109,000 during the same period in 1996 due to higher levels of equipment financing.

    The Company incurred a net loss of $5,856,000 or $0.23 per share in the third quarter of 1997 as compared to a net loss of $6,346,000 or $0.33 per share in the third quarter of 1996.

    Nine Months Ended September 30, 1997 Compared with Nine Months Ended September 30, 1996. The Company's total revenues increased to $32,620,000 for the nine months ended September 30, 1997 from $12,017,000 for the nine
months ended September 30, 1996.   In 1997, the Company's revenues consisted
of $21,439,000 earned under the Company's collaborative agreements, $9,901,000 in interest income and $1,280,000 in government grants and other income. In 1996, the Company's revenues consisted of $7,825,000 earned under the Company's collaborative agreements, $3,498,000 in interest income and $694,000 in government grants and other income. The increase in revenue during 1997 compared to the same period in 1996 was principally due to the new collaborative agreements signed in 1997, an increase in development reimbursements, and higher investment income. The Company received $4,000,000 from Kissei upon the commencement of the p38 MAP Kinase collaboration in September 1997, an upfront payment of $3,000,000 from Lilly upon the commencement of the hepatitis C collaboration in June 1997, and reimbursements of certain development costs by Kissei and HMR associated with the Company's HIV and ICE programs including $4,000,000 from Kissei in the first three quarters of 1997. The increase in investment income was due to higher levels of cash and investments resulting from public offerings of the Company's stock in March 1997 and August 1996.

    The Company's total costs decreased to $45,653,000 for the nine months ended September 30, 1997 from $48,156,000 for the nine months ended September 30, 1996. In the second quarter of 1996, the Company paid $15,000,000 to obtain a non-exclusive, worldwide license under certain G.D. Searle and Company patent applications claiming HIV protease inhibitors. Research and development expenses increased to $37,561,000 in the first nine months of 1997 from $27,352,000 in the first nine months of 1996, due to additional scientific staffing, ongoing Phase II clinical trials for the Company's multidrug resistance program, purchase of a patent applications portfolio, as well as the commencement of preclinical activities for VX-740, the Company's lead compound in the ICE program, and VX-497, the lead compound in the IMPDH program.

                          VERTEX PHARMACEUTICALS INCORPORATED

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


    General and administrative expenses increased during the first nine months of 1997 to $7,654,000 from $5,473,000 in the first nine months of 1996 due primarily to increases in administrative personnel, increased legal costs associated with patents and other matters, as well as an increase in marketing efforts of the Company and Altus. Interest expense was $438,000 in the first nine months of 1997, an increase from $331,000 in the first nine months of 1996, as a result of higher levels of equipment financing during the period.

    For the reasons stated above, the Company incurred a net loss of $13,033,000 or $0.54 per share in the nine months ended September 30, 1997 compared to a net loss of $36,139,000 or $2.00 per share in the nine months ended September 30, 1996.

Liquidity and Capital Resources

    The Company's operations have been funded principally through strategic collaborative agreements, public offerings and private placements of the Company's equity securities, equipment lease financing, government grants and interest income. The Company expects to incur increased research and development and related supporting expenses and, consequently, may incur continued losses on a quarterly and annual basis as it continues to develop existing and future compounds and to conduct clinical trials of potential drugs. The Company also expects to incur substantial administrative and commercialization expenditures in the future and additional expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property rights.

    The Company expects to finance these substantial cash needs with its existing cash and investments at September 30, 1997 of approximately $283 million, together with interest earned thereon, future payments under its existing collaborative agreements, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

    In September 1997, the Company entered into a collaborative agreement for up to $22 million with Kissei for the research, development and commercialization of compounds in connection with the Company's p38 MAP Kinase program. The Company will supply bulk drug material to Kissei for sale in its territory, and will receive royalties and drug supply payments on product sales, if any.

    In August 1997, the Company and Alpha terminated their agreement to develop VX-366, an oral compound for the treatment of inherited hemoglobin disorders, including sickle cell anemia and beta thalassemia. This termination does not have a material effect on the liquidity and capital resources of the Company.

    In June 1997, the Company and Lilly entered into a collaborative agreement to design inhibitors of the hepatitis C protease enzyme, and to develop them as novel drugs to treat hepatitis C infection.The Company has the option to supply 100 percent of Lilly's commercial drug substance supply needs. The Company will receive royalties on future product sales, if any. If the Company exercises its commercial supply option, the Company will receive drug supply payments in addition to royalties on future product sales, if any. In connection with this collaboration, Lilly purchased 263,922 shares of the Company's common stock for $10,000,000.

                         VERTEX PHARMACEUTICALS INCORPORATED

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


    The Company's aggregate cash and investments increased by $152,924,000 during the nine months ended September 30, 1997 to $283,283,000, principally due to a public offering of common stock completed in March 1997, with net proceeds of approximately $148,810,000, and an equity investment by Lilly in June 1997 of $10,000,000. Cash used by operations, principally to fund research and development activities, was $5,925,000 during the same period. The Company also expended $4,084,000 during this period to acquire property and equipment, principally for research equipment and facilities. During the first nine months of 1997, the Company entered into equipment lease financing in the aggregate amount of $1,855,000 and repaid $2,217,000 of its lease obligations.

    The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" which modifies the way in which earnings per share ("EPS") is calculated and disclosed. SFAS 128 requires a dual presentation of basic and diluted EPS for all years presented in the income statements. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS 128 is not expected to have a material impact on the Company's EPS calculation. The FASB has also issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This Statement requires that total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company does not believe that this will have a material impact on results of operations.

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

         None

Item 4.  Submission of Matters to a Vote of Security Holders:
         ----------------------------------------------------

         None

Item 5.  Other Information:
         ------------------

         None

Item 6.  Exhibits:
         ---------

         10.1 Research and Development Agreement between the Company and Kissei Pharmaceutical Co. Ltd and the Company effective September 10, 1997 (filed herewith with certain confidential information deleted).

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


                                  VERTEX PHARMACEUTICALS INCORPORATED




Date:  November 12, 1997               /s/ Thomas G. Auchincloss, Jr.
                                       ---------------------------------------
                                       Thomas G. Auchincloss, Jr.
                                       Vice President of Finance and Treasurer
                                       (Principal Financial Officer)



Date:  November 12, 1997               /s/ Hans D. van Houte
                                       ---------------------------------------
                                       Hans D. van Houte
                                       Controller
                                       (Principal Accounting Officer)