Form 10-K405
period 1997-12-31
VERTEX PHARMACEUTICALS INC / MA
filed 1998-03-26
CIK 875320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 16, 1998 there were outstanding 25,267,905 shares of Common Stock, $.01 par value per share. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based upon the last sales price for such stock on that date as reported by The Nasdaq Stock Market, was approximately $868,075,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on May 27, 1998 are incorporated by reference into Part III.

         The "Company" and "Vertex," as used in this Annual Report on Form 10-K, refer to Vertex Pharmaceuticals Incorporated.

         This Annual Report on Form 10-K contains forward-looking statements based on current management expectations. When used in this Report, the words "expects" "anticipates," "estimates," "plans," "believes," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties. Factors that could cause actual results to differ from these expectations include, but are not limited to, those discussed in the section of Item 1 entitled "Risk Factors." These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in the events, conditions or circumstances on which any such statement is based.

         Vertex is a registered trademark of Vertex Pharmaceuticals Incorporated, and Incel is a trademark of Vertex Pharmaceuticals Incorporated. CLEC is a registered trademark of the Company's subsidiary, Altus Biologics Inc.

PART I

ITEM 1.       BUSINESS

         Vertex is engaged in the discovery, development and commercialization of novel, small molecule pharmaceuticals for the treatment of diseases for which there are currently limited or no effective treatments. The Company is a leader in the use of structure-based drug design, an approach to drug discovery that integrates advanced biology, biophysics and chemistry in a coordinated and simultaneous fashion. The Company believes that this integrated approach is applicable to therapeutic targets in a broad range of diseases. Vertex's goal is to create a portfolio of highly specific, proprietary, small molecule drugs based on its knowledge of the atomic structure of proteins involved in the control of disease processes. The Company's drug candidates currently in clinical trials include amprenavir for the treatment of human immunodeficiency virus ("HIV") infection and acquired immune deficiency syndrome ("AIDS"), two compounds for treatment of cancer multidrug resistance ("MDR") and an inosine monophosphate dehydrogenase ("IMPDH") inhibitor for the treatment of autoimmune diseases. In addition, the Company has preclinical and research programs aimed at developing orally available small molecule compounds to treat inflammatory diseases, neurodegenerative diseases and hepatitis C infection.

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

Corporate Strategy

         Vertex is concentrating on the discovery and development of drugs for the treatment of viral diseases, multidrug resistance in cancer, autoimmune diseases, inflammatory diseases and neurodegenerative diseases. The Company's research and development strategy is to identify therapeutic areas in which there is (i) an unmet clinical need, (ii) evidence that interaction with known protein targets will produce a therapeutic effect and (iii) evidence that the protein targets will be appropriate for structural analysis using Vertex's scientific approach. The Company's business strategy is to form collaborations with pharmaceutical companies in programs for which they can provide resources and access to competencies complementary to Vertex's in-house capabilities.

Product Development and Research Programs

         The following are the Company's most advanced product development and research programs.

Clinical Development Programs

HIV Program

Overview

         Vertex is developing orally deliverable antiviral drugs to treat HIV infection and AIDS. Vertex's HIV Program is focused on the HIV protease, a key enzyme involved in viral replication. The Company is collaborating with Glaxo Wellcome plc. ("Glaxo Wellcome") and Kissei Pharmaceutical Co., Ltd. ("Kissei") in the development of its most advanced HIV protease inhibitor, amprenavir (VX-478 or 141W94). Glaxo Wellcome has been conducting pivotal Phase III clinical trials of amprenavir since early 1997. These Phase III clinical trials are intended to support the submission of a New Drug Application ("NDA") for market approval in the United States and equivalent submissions in Europe and other territories. However, there can be no assurance that these clinical trials will result in the submission or approval of an NDA for amprenavir.

  Background

         Recent World Health Organization ("WHO") estimates place the number of people infected with HIV at 860,000 in the United States in 1997. The U.S. Centers for Disease Control ("CDC") estimates that 240,000 HIV-infected individuals in the United States have progressed to and are living with AIDS. The WHO recently revised upward estimates of worldwide HIV prevalence to 30.6 million, with 5.8 million new infections and 2.3 million deaths in 1997.

         With the advent of combination therapy strategies and the introduction of several new drugs, world sales of antiviral drugs for the treatment of HIV have increased fivefold over a period of two years, reaching approximately $2.5 billion in 1997. Despite this dramatic market increase and the success of new agents, there remains a signficant need for new therapeutic options for the management of HIV infection. In the United States and elsewhere, the majority of HIV-infected patients are undiagnosed and untreated with any antiviral drug.

         Three classes of antiviral drugs - nucleoside reverse transcriptase inhibitors ("NRTIs"), non-nucleoside reverse transcriptase inhibitors ("NNRTIs"), and protease inhibitors - are currently approved for the treatment of HIV/AIDS. NRTIs (which include AZT, ddI, ddC and 3TC) and NNRTIs (which include nevirapine and delavirdine) both act by inhibiting reverse transcriptase, a viral enzyme required for replication. The clinical utility of each of these drugs is limited by significant side effects and by the development of viral resistance. HIV protease inhibitors work by an alternative mechanism, blocking another viral enzyme involved in HIV replication. Indinavir, saquinavir, ritonavir, and nelfinavir are protease inhibitors that have received U.S. Food and Drug Administration ("FDA") marketing approval. However, clinician and patient acceptance of these products may be limited by complex dosing regimens, which can result in poor patient compliance, and by dose-limiting side effects. Amprenavir is being studied using twice daily dosing, without restrictions regarding dosing with or without food, in contrast with certain of the currently available protease inhibitors which are approved for dosage three times daily with food restrictions. The Company believes that amprenavir will compare favorably with the protease inhibitors currently on the market in terms of potency, tolerability, dosing regimen and resistance profile, even if twice-daily dosing regimens now being studied for some of the other protease inhibitors receive FDA approval. See "Risk Factors--Early Stage of Development; Technological Uncertainty" and "--Rapid Technological Change and Competition."

Clinical Status

         Amprenavir is a second generation HIV protease inhibitor designed by Vertex to effectively block the replication of HIV and to possess key competitive characteristics. Through a series of advanced clinical studies, underway or planned by Glaxo Wellcome, amprenavir is being assessed in a wide array of clinical trials for the treatment of HIV and AIDS. Glaxo Wellcome is conducting three Phase III pivotal clinical trials in the US, Canada and Europe to assess the tolerability and antiviral activity of amprenavir in combination therapy in HIV-positive adults and children. Two Phase III clinical trials, including one trial comparing amprenavir with indinavir, are fully enrolled. Three different formulations of amprenavir are being tested in clinical trials: a 150 mg capsule, a 50 mg capsule, and an oral solution. Amprenavir is being studied in Phase III pediatric trials utilizing the 50 mg capsule or the oral solution. Data generated from 16 weeks of treatment in the Phase III studies is intended to support filing for market approval of amprenavir. Glaxo Wellcome is expected to file an NDA in the United States later in 1998 and to seek regulatory approval for amprenavir in Europe and other countries shortly thereafter. However, there can be no assurance that clinical trials will result in the submission or approval of an NDA for amprenavir or that trials that have not yet begun will commence. See "Risk Factors -- Uncertainties Related to Clinical Trials."

         In addition to the Phase III trials discussed above, Phase II trials are being conducted evaluating amprenavir in combination with available and/or experimental protease inhibitors, NRTIs, and NNRTIs. One study compares the combinations of amprenavir and nelfinavir, amprenavir and indinavir, amprenavir and saquinavir (soft gel caps), and amprenavir and the nucleoside analogues 3TC and AZT over 16 weeks of treatment. Preliminary results presented in February 1998 at the 5th Conference on Retroviruses and Opportunistic Infections in Chicago indicate that combining amprenavir with any one of three currently available protease inhibitors may result in highly potent antiviral regimens that appear to be generally well tolerated by patients.

         Data from other studies presented at the same meeting suggested that amprenavir in combination with Glaxo Wellcome's investigational NRTI abacavir
(1592) results in highly potent antiviral activity. In one study, 11 of 11 patients evaluated at 24 weeks achieved 99.9% reduction in viral load. This result was consistent with another trial that compared amprenavir/abacavir therapy with other protease inhibitor/abacavir combinations.

          Data from these trials are preliminary and incomplete. Many trials are ongoing. There can be no assurance that these results are predictive of results that will be obtained in any future clinical trials. See "Risk Factors -- Uncertainties Related to Clinical Trials."

         In 1995, Kissei completed single dose and multi-dose, placebo-controlled, Phase I clinical trials. Vertex expects that in 1998 Kissei will initiate Phase II/III efficacy trials in HIV-positive patients in Japan and that the results of such trials, together with clinical data from the Glaxo Wellcome trials, could form the basis for a filing for marketing approval of amprenavir in Japan. There can be no assurance, however, that these clinical trials will commence or proceed as currently anticipated. See "Risk Factors -- Uncertainties Related to Clinical Trials" and "-- Dependence on Collaborative Partners."

         In collaboration with Glaxo Wellcome, Vertex is also engaged in research to develop new formulations of amprenavir. In addition, Vertex and Glaxo Wellcome are continuing efforts to develop new lead classes of HIV protease inhibitors.

          The Company has four issued United States patents, 13 United States patent applications pending (including two which are under a Notice of Allowance), and foreign counterparts to some of those applications, that claim classes of chemical compounds, pharmaceutical formulations and/or uses of the same for treating HIV infection and AIDS. Two of the issued patents and five of the 13 United States patent applications (including both applications under a Notice of Allowance), have claims that include amprenavir, the Company's lead drug candidate for treating HIV infection and AIDS, pharmaceutical formulations containing amprenavir or the use of amprenavir to treat HIV infection or AIDS-related central nervous system disorders within their literal scope. In addition, the Company has one issued United States patent that claims processes for preparing synthetic intermediates useful in the synthesis of a class of compounds that includes amprenavir. The Company also has a non-exclusive, worldwide license under certain G.D. Searle & Company ("Searle") patent applications claiming HIV protease inhibitors.

Cancer Multidrug Resistance Program

  Overview

         Vertex is developing novel compounds to treat and prevent the occurrence of drug resistance associated with the failure of cancer chemotherapy by inhibiting cellular mechanisms believed to be responsible for MDR. Vertex is developing two compounds, Incel(TM) (biricodar dicitrate; VX-710) and VX-853, that block two major multidrug resistance mechanisms, P-glycoprotein ("MDR1") and multidrug resistance associated protein, ("MRP"). Incel, an intravenous compound, and VX-853, an oral compound, are intended to be administered in combination with cancer chemotherapy agents, such as doxorubicin and paclitaxel. Vertex is conducting Phase II clinical trials of Incel in liver and breast cancer. In addition, BioChem Therapeutic, Inc. ("BioChem"), a subsidiary of Biochem Pharma (International) Inc., Vertex's partner for the development and marketing of Incel in Canada, is conducting Phase II clinical trials of Incel in soft tissue sarcoma and ovarian cancer. Vertex is conducting a Phase I/II clinical trial of VX-853, initiated in 1996, in patients with solid tumors.

  Background

         The American Cancer Society estimates that during 1998 more than 1.2 million people in the United States will be diagnosed with invasive cancer and more than 560,000 people in the U.S. will die from such cancers. The Company believes that a significant number of these patients may not be effectively treated by chemotherapy because of MDR.

         Multidrug resistance is frequently associated with the failure of chemotherapy. A major contributing factor to MDR is the presence of molecular pumps, including MDR1 and MRP, that function to expel chemotherapeutic agents from cancer cells, preventing the sustained delivery of potent levels of the chemotherapeutic agents required for therapeutic benefit. As a consequence, such resistant tumor cells cannot be killed efficiently by anticancer drugs such as doxorubicin, vincristine, etoposide and paclitaxel. MDR1 has been implicated in MDR in a variety of cancers including liver cancer, breast cancer, soft tissue sarcoma, prostate cancer, colon cancer, pancreatic cancer, acute myelogenous leukemia, multiple myeloma and certain lung cancers. MRP was recently identified as another drug efflux pump and is believed responsible for resistance observed in additional tumor types.

         No drug has been approved by the FDA specifically for the treatment of MDR, but several compounds are in advanced clinical studies. Certain agents, such as dex-verapamil and an analog of cyclosporin A, have been shown in preliminary human studies to have some effectiveness in overcoming clinical resistance to certain commonly used chemotherapeutic agents. The Company believes these drugs may have side effects that could limit broad use.

  Clinical Status

         Vertex's lead compound, Incel, has displayed potent activity in vitro as an inhibitor of MDR for a number of chemotherapeutic agents in a variety of tumor types. Vertex has completed two Phase I/II studies with Incel in combination with doxorubicin and with paclitaxel. Vertex initiated a Phase II multi-center clinical trial in June 1996 to assess the safety and efficacy of the co-administration of Incel and doxorubicin in patients with liver cancer in comparison with doxorubicin alone. In 1997, the Company initiated a Phase II multi-center trial to assess the safety and efficacy of the co-administration of Incel and paclitaxel in patients with breast cancer. In addition, in 1997 BioChem initiated Phase II clinical trials of Incel in combination with paclitaxel in patients with ovarian cancer and in combination with doxorubicin in patients with soft tissue sarcoma. The Company intends to expand its Incel clinical development program to explore a variety of alternative indications for the drug. However, there can be no assurance that clinical trials will commence or proceed as currently anticipated. See "Risk Factors -- Uncertainties Related to Clinical Trials," "-- Manufacturing Uncertainties; Reliance on Third Party Manufacturers" and "-- Dependence on Collaborative Partners."

         A Phase I/II dose-escalating clinical trial of VX-853 in combination with doxorubicin in patients with solid tumors is being conducted, based on Vertex research that showed that VX-853 potently blocks MDR mediated by both MDR1 and MRP. The current clinical trial is expected to provide data regarding the safety of VX-853 at various dose levels, alone and in combination with escalating doses of doxorubicin.

         The Company has five issued United States patents, two United States patent applications pending (one of which is under a Notice of Allowance) and several foreign counterpart applications claiming Incel and other compounds for treating multidrug resistance. One of the issued United States patents claims Incel and structurally related compounds. One of the issued United States patents claims VX-853 and structurally related compounds. The Company may seek orphan drug status for certain indications of its MDR compounds. See "Risk Factors - Extensive Government Regulation; Uncertainty of Product Clearance and Approval."


IMPDH Program

Overview

         Vertex is developing novel, orally deliverable immunosuppressive drugs that it believes could selectively halt the growth of lymphocytes by blocking IMPDH, an enzyme which controls DNA synthesis in lymphocytes. In 1997, Vertex initiated a Phase I clinical trial with VX-497, a novel, orally administered IMPDH inhibitor designed by Vertex.

Background

         IMPDH is an enzyme involved in the immune response that enables lymphocyte proliferation and recruitment by catalyzing a key step in one of two DNA nucleotide biosynthesis pathways. IMPDH inhibition appears to selectively suppress immune system cells while leaving other cells unaffected, and may play an important role in down regulating inappropriate immune responses common to a range of human diseases, including asthma, psoriasis, rheumatoid arthritis and systemic lupus, as well as with transplant rejection. Vertex believes that blocking the enzyme IMPDH with an oral compound designed to specifically bind to IMPDH may provide a novel way to inhibit the progress of autoimmune diseases. IMPDH inhibition may also have an anti-inflammatory effect that may be useful in certain indications.

         The Company is aware of only one specific inhibitor of IMPDH currently on the market in the United States, Hoffmann-La Roche's mycophenolate mofetil, which is approved for acute kidney transplant and heart transplant rejection. The Company believes that compound-specific side effects of mycophenolate mofetil may limit its use for chronic autoimmune disorders. See, however, "Risk Factors--Early Stage of Development; Technological Uncertainty" and "--Rapid Technological Change and Competition."

  Clinical Status

          Vertex research, using cluster-based screening to sort families of compounds as potential inhibitors, led to the selection of VX-497 as a lead candidate in 1996. VX-497 has displayed potent immunosuppressive activity in animal models of rheumatoid arthritis and organ transplant rejection. A Phase I clinical trial is currently under way to test the pharmacokinetics and tolerability of VX-497 in escalating single doses in healthy subjects in the United Kingdom. The Company plans to follow the current Phase I clinical trial with multidose safety studies. Data from Phase I studies will be used by Vertex to design dose-ranging trials to assess the safety and efficacy of VX-497 in one or more indications. Phase II clinical trials in one or more indications are planned for 1998. There can be no assurance, however, that clinical trials will commence or proceed as currently anticipated. See "Risk Factors -- Early Stages of Development; Technological Uncertainty," "-- Manufacturing Uncertainties; Reliance on Third Party Manufacturers" and " -- Uncertainties Related to Clinical Trials."

         The Company has five United States patent applications pending, claiming inhibitors of IMPDH, including VX-497 and related compounds. The Company has two United States patent applications pending that claim the crystal structure of IMPDH and the use of that structure to design inhibitors.

Preclinical Development Programs

ICE Program

  Overview

         Vertex is developing novel drugs to treat acute and chronic inflammatory conditions, including rheumatoid arthritis and osteoarthritis. The Company is collaborating with Hoechst Marion Roussel ("HMR") in the development of VX-740 to block interleukin-1 beta converting enzyme ("ICE"), which mediates the production and release of the inflammatory cytokine IL-1 beta, as well as the production of gamma interferon. Inside specialized immune system cells, ICE activates the proteins interleukin-1 beta (IL-1 beta) and gamma interferon, and triggers a cascade of events that produces inflammation. Vertex and HMR scientists have designed several classes of small molecule ICE inhibitors, including VX-740, the development candidate in the collaboration. Inhibitors of ICE may have application to a wide range of chronic and acute inflammatory diseases, such as rheumatoid arthritis, osteoarthritis, inflammatory bowel disease, sepsis, and pancreatitis.

Background

         Elevation of IL-1 beta levels has been correlated to a number of acute and chronic inflammatory diseases. There are approximately 2,100,000 patients with rheumatoid arthritis in the United States alone. Numerous companies are seeking to develop drugs to treat these conditions through various mechanisms. However, although several companies are pursuing ICE as a drug target, Vertex is not aware of any company with an ICE-inhibiting compound in clinical development, and there currently are no IL-1 beta inhibitors approved for marketing.

Preclinical Status

         VX-740 has been designed by Vertex and HMR as a potential small molecule inhibitor of ICE that could be used for the treatment of both acute and chronic inflammatory disorders. VX-740 has been shown to be orally active in several animal models of human inflammatory disease, including models for acute and chronic arthritis. In December 1997, Vertex announced that it had earned the first of a series of milestone payments to be made by HMR to Vertex as VX-740 advances through preclinical development, clinical development and commercialization. The $3.0 million milestone payment related to progress made in the preclinical development of VX-740 in 1997. Phase I clinical trials are planned to start in 1998 for VX-740. However, there can be no assurance that clinical trials will commence or proceed as currently anticipated. See "Risk Factors--Uncertainties Related to Clinical Trials," "--Manufacturing Uncertainties; Reliance on Third Party Manufacturers" and "--Dependence on Collaborative Partners." Based on Vertex's discovery of the ICE's role in the production of gamma interferon, a key immunoregulator that modulates antigen presentation, T-cell activation, and cell adhesion, Vertex also plans to investigate ICE inhibitors for additional therapeutic uses such as in metastatic cancer, and diabetes.

         The Company has 10 issued United States patents, 28 United States patent applications pending and several foreign counterpart patent applications claiming inhibitors of ICE, including a series of patents and applications purchased from Sanofi S.A., in July 1997. The Company has two patent applications pending in the United States and several foreign counterpart applications claiming the crystal structure of ICE and derivatives thereof and various uses of those structures. The company also has one United States patent that claims DNA sequences encoding ICE. That patent, which was purchased from Sanofi S.A., is currently involved in an interference in the United States Patent and Trademark Office.

Research Programs

Neurophilin Program

         Vertex has designed orally administerable small molecule compounds that promote nerve growth in central and peripheral nerve injury. Data supporting the nerve regeneration in spinal cord and peripheral nerve injury models were presented at the Society for Neuroscience 27th Annual Meeting in October 1997. Vertex is testing neurophilin compounds in additional animal models of nerve injury with the goal of selecting a compound for development to treat neurodegenerative diseases, such as Alzheimer's and Parkinson's diseases, peripheral neuropathies, which result from degeneration of sensory and motor nerves, as well as to treat nerve injury resulting from trauma or stroke. The Company expects to select a compound in 1998 as a clinical development candidate.

         The Company has five United States patent applications (one of which is under a Notice of Allowance) claiming the use of certain of its immunosuppressive compounds and certain of its multidrug resistance compounds for nerve growth applications. The Company also has nine issued United States patents and three United States patent applications pending (one of which is under a Notice of Allowance) that claim compounds that are useful in nerve growth applications.

MAP Kinase Program

         The mitogen-activated protein (MAP) kinases are a family of structurally-related human enzymes involved in intracellular signaling pathways that enable cells to respond to their environment. Vertex is designing and developing compounds that inhibit cytokine translation by blocking MAP kinases.

         Vertex's first MAP kinase research program focuses on the p38 MAP kinase, a human enzyme involved with the onset and progression of inflammation and programmed cell death. When activated, the p38 MAP kinase triggers production of interleukin-1 ("IL-1") and tumor necrosis factor TNF-alpha, cytokines that play a central role in the body's inflammatory response. Excess levels of IL-1 and TNF-alpha are associated with a broad range of acute and chronic inflammatory diseases, as well as playing an important role in programmed cell death associated with ischemia and stroke, and in neurodegenerative diseases such as Alzheimer's and Parkinson's disease. In 1997 Vertex and Kissei signed an agreement to collaborate on the design, development and commercialization of inhibitors of p38 MAP kinase. The objective of the research collaboration is to identify and extensively evaluate compounds that target p38 MAP kinase to develop novel, orally active drugs for the treatment of inflammatory and neurological diseases. Vertex and Kissei researchers are currently evaluating compounds in animal models and initial preclinical toxicology tests to determine a potential clinical candidate.
Vertex expects to advance a compound from this program to preclinical testing in 1998. However, there can be no assurance that studies will commence or proceed as currently anticipated.

         Vertex has two United States patent application pending claiming inhibitors of p38 MAP kinase. Vertex also has one United States patent application pending claiming methods of designing inhibitors of MAP kinases.

Hepatitis C Virus Programs

         The Company is conducting two discovery research programs to develop compounds to treat hepatitis C. Identified in 1989, the hepatitis C virus ("HCV") causes chronic inflammation in the liver. In a majority of patients, HCV establishes a chronic infection that can persist for decades and eventually lead to cirrhosis, liver failure and liver cancer. HCV infection represents a significant medical problem worldwide for which there is inadequate or no therapy for a majority of patients. Sources at the U.S. Centers for Disease Control and Prevention have estimated that approximately 3.9 million Americans, or more than one percent of the population, may be infected with HCV. Currently, there is no vaccine available to prevent hepatitis C infection. In addition, the only drug approved for the treatment of hepatitis C, interferon alpha, provides long-term therapeutic benefit to less than 25 percent of patients treated.

         Hepatitis C Protease

         Hepatitis C protease is an enzyme generally believed to be essential for replication of HCV. Under an agreement signed during 1997, Vertex and Eli Lilly and Company ("Lilly") are collaborating on the research, development and commercialization of novel, orally active protease inhibitors for the treatment of chronic infection caused by HCV, using structural information developed by Vertex researchers.

         Vertex has one international patent application pending (which designates the United States among other countries) claiming inhibitors of HCV protease. Vertex also has one United States patent application pending claiming the crystal structure of HCV protease and the use of that structure to design inhibitors. Vertex has an additional United States patent application claiming methods of identifying HCV protease inhibitors.


         Hepatitis C Helicase

         Vertex is also conducting discovery research to design orally deliverable drugs to inhibit hepatitis C helicase. The NS3 helicase enzyme is believed to play an essential role in the infectious cycle of the hepatitis C virus by aligning viral DNA in its proper configuration for replication. Therefore, helicase represents an attractive target for drug discovery.

         Researchers from Vertex have solved the three-dimensional atomic structure of the hepatitis C virus NS3 helicase. This achievement was described in a paper published on January 15, 1998 in the journal Structure. Vertex is using the structural information to identify and optimize inhibitors of the enzyme, employing structure-based techniques, including cluster-based screening, and computational, combinatorial, and medicinal chemistry, to design novel small molecule inhibitors of HCV helicase for clinical development as new antiviral drugs to treat HCV infection.

         Vertex has one United States patent application pending disclosing the crystal structure of HCV helicase.

Caspase Program

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

Corporate Collaborations

         Vertex has entered into corporate collaborations with pharmaceutical companies that provide financial and other resources, including capabilities in research, development and sales and marketing, to support the Company's research and development programs. At present, the Company has the following major corporate collaborations.

Glaxo Wellcome plc.

         Vertex and Glaxo Wellcome are collaborating on the development of Vertex's HIV protease inhibitors. Under the collaborative agreement, which commenced in December 1993, Glaxo Wellcome is obligated to pay Vertex up to $42.0 million, comprised of a $15.0 million initial license payment paid in December 1993, $14.0 million of product research funding over five years and $13.0 million of development and commercialization milestone payments for an initial drug candidate. From the inception of the agreement in December 1993 through December 31, 1997, Vertex has recognized as revenue $28 million. Glaxo Wellcome is also obligated to pay to Vertex additional development and commercialization milestone payments for subsequent drug candidates. In addition, Glaxo Wellcome is required to bear the costs of development in its territory under the collaboration. Glaxo Wellcome has exclusive rights to develop and commercialize Vertex HIV protease inhibitors in all parts of the world except the Far East and will pay Vertex a royalty on sales. Vertex has retained certain bulk drug manufacturing rights and certain co-promotion rights in the territories licensed to Glaxo Wellcome. See "-- HIV Program."

         Glaxo Wellcome has the right to terminate the research collaboration under its agreement with the Company without cause upon twelve months' notice given at any time and has the right to terminate the license arrangements under its agreement with the Company without cause upon twelve months' notice, provided such notice is not given before the research collaboration has been terminated. Termination by Glaxo Wellcome of the research collaboration under its agreement with the Company will relieve Glaxo Wellcome of its obligation to make further research support payments under the agreement. Termination by Glaxo Wellcome of the license arrangements under the agreement will relieve Glaxo Wellcome of its obligation to make further commercialization and development milestone and royalty payments, and will end any license granted to Glaxo Wellcome by Vertex thereunder, and could have a material adverse effect on the Company's business and result of operations. See "Risk Factors -Dependence on Collaborative Partners."

         Vertex and Glaxo Wellcome have a non-exclusive, worldwide license under certain Searle patent applications claiming HIV protease inhibitors to permit Vertex and Glaxo Wellcome to develop, manufacture and market amprenavir free of the risk of intellectual property claims by

Searle. The terms of the license require Vertex to pay Searle a royalty on sales. In connection with this transaction, Glaxo Wellcome purchased shares of the Company's Common Stock for approximately $5.0 million in June 1996.

Kissei Pharmaceutical Co., Ltd.

Amprenavir

         Vertex and Kissei are collaborating on the development of amprenavir, Vertex's HIV protease inhibitor. Under the collaborative agreement, which commenced in April 1993, Kissei is obligated to pay to Vertex up to $20.0 million, comprised of $9.8 million of product research funding over three years, $7.0 million of development and commercialization milestone payments and a $3.2 million equity investment. From the inception of the agreement in April 1993 through December 31, 1997, $14.6 million has been recognized as revenue. During 1997, the Company also received $4.0 million related to reimbursements of certain development costs. The Company has received the full amount of research funding specified under the agreement. Kissei has exclusive rights to develop and commercialize amprenavir in Japan, the People's Republic of China and several other countries in the Far East and will pay Vertex a royalty on sales. Vertex is responsible for the manufacture of bulk product for Kissei. See "-- HIV Program."

p38 MAP Kinase

         In September 1997, the Company and Kissei entered into a collaborative agreement for the p38 MAP kinase program for the development and commercialization of novel, orally active drugs for the treatment of inflammatory and neurological diseases. Under the terms of the agreement, Kissei will pay the Company up to $22 million composed of a $4 million license payment paid in September 1997, $11 million of product research funding over three years and $7 million of development and commercialization milestone payments. From the inception of the agreement in September 1997 through December 31, 1997, $5.5 million has been recognized as revenue. The Company and Kissei will collaborate to identify and extensively evaluate compounds that target p38 MAP kinase. Kissei will have the right to develop and commercialize these compounds in its licensed territories. Kissei has exclusive rights to p38 MAP kinase compounds in Japan and certain Southeast Asian countries and semi-exclusive rights in China, Taiwan and South Korea. The Company retains exclusive marketing rights in the United States, Canada, Europe, and the rest of the world. In addition, the Company will have the right to supply bulk drug material to Kissei for sale in its territory, and will receive royalties and drug supply payments on any product sales. Kissei has the right to terminate the agreement without cause upon six months' notice after June 1998.
See "--MAP Kinase Program."

BioChem Therapeutic, Inc.

         The Company and BioChem are collaborating on the development and commercialization of Incel, the Company's lead compound in its cancer multidrug resistance program. Under the collaborative agreement, which commenced in May 1996, BioChem is obligated to pay the Company up to $4.0 million comprised of an initial license payment of $500,000 and development and commercialization milestone payments. From the inception of the agreement in May 1996 through December 31, 1997, $0.8 million has been recognized as revenue. BioChem also is obligated to bear the costs of development of Incel in Canada. BioChem has exclusive rights to develop and commercialize Incel in Canada. The Company will supply BioChem's requirements of bulk and finished forms of Incel. BioChem will make payments to the Company for those materials based on sales of products by BioChem, which will cover Vertex's cost of supplying materials and will provide a profit to Vertex.

         BioChem has the right to terminate the agreement without cause upon six months' notice.

Termination will relieve BioChem of any further payment obligations and will end any license granted to BioChem by Vertex under the agreement. See "-- Cancer Multidrug Resistance Program."

Hoechst Marion Roussel

         Vertex and HMR are collaborating on the development of ICE inhibitors as anti-inflammatory agents. Under the collaborative agreement, which commenced in September 1993, HMR is obligated to pay to Vertex up to $30.5 million, comprised of $18.5 million of product research funding over five years and $12.0 million of development and commercialization milestone payments. From the inception of the agreement in September 1993 through December 31, 1997, $21.5 million has been recognized as revenue. The Company received additional revenue related to reimbursements for clinical development in 1997. The Company has received the full amount of research funding specified under the agreement. HMR has exclusive rights to develop and market drugs resulting from the collaborative effort in Europe, Africa and the Middle East, and Vertex has exclusive development and marketing rights in the rest of the world, except the Far East, where Vertex shares those rights with HMR. HMR is obligated to pay a royalty to Vertex on any sales made in Europe, and Vertex is obligated to pay a royalty to HMR on any sales made in the United States or the rest of the Americas. Each party will have the option to co-promote products in the other party's exclusive territory. Vertex and HMR will each have rights to develop and market the drugs in Far Eastern countries including Japan.

         HMR has the right to terminate the agreement at any time without cause upon twelve months' notice. For a period of one year after any such termination, HMR retains the right to select one or more compounds for development and to license such compound or compounds from Vertex, provided HMR resumes research funding and commercialization milestone payments and makes all such payments that would otherwise have been due but for such termination. See "-- ICE Program."

Eli Lilly & Company

         In June 1997, Vertex and Lilly entered into a collaborative agreement for the research, development and commercialization of novel, small molecule compounds to treat hepatitis C infection. Under the terms of the agreement, Lilly will pay the Company up to $51 million composed of a $3 million up front payment paid in June 1997, $33 million of product research funding over six years and $15 million of development and commercialization milestone payments. From the inception of the agreement in June 1997 through December 31, 1997, $5.7 million has been recognized as revenue. The Company and Lilly will jointly manage the research, development, manufacturing and marketing of drug candidates emerging from the collaboration. The Company will have primary responsibility for drug design, process development and pre-commercial drug substance manufacturing, and Lilly will have primary responsibility for formulation, preclinical and clinical development and global marketing. The Company has the option to supply 100 percent of Lilly's commercial drug substance supply needs. The Company will receive royalties on future product sales, if any. If the Company exercises its commercial supply option, the Company will receive drug supply payments in addition to royalties on future product sales, if any. Lilly has the right to terminate the agreement without cause upon six months' notice after June 1999. See "--Hepatitis C Protease."

Altus Biologics Inc.

         Altus Biologics Inc. ("Altus") is a subsidiary of Vertex that develops, manufactures and markets a unique class of products based on a novel and proprietary technology for stabilizing proteins. This technology is used to create cross-linked protein crystals ("CLPCs"), facilitating the use of proteins in a broad array of applications, ranging from pharmaceutical to industrial uses. CLPCs are high-performance products designed to solve critical process chemistry and protein stability issues in the development, manufacture and administration of pharmaceutical substances. Altus has concentrated its early development efforts on the application of the CLPC technology to enzymes, producing cross-linked enzyme crystals. In addition, responding to expressions of interest for other CLPCs to meet needs in a variety of areas, Altus intends to pursue with collaborators the development of its technology for other high value applications, such as consumer care products and catalysts for the destruction of chemical warfare agents. Since 1994, Altus has introduced 10 CLEC(R) products derived from five enzymes which are being used by pharmaceutical companies in trial and scale-up stages of pharmaceutical development and manufacturing. Over 300 organizations in 29 countries have purchased trial stage quantities of Altus' CLEC products, including over 70 companies which have purchased larger scale-up quantities.

         As of March 17, 1998, Altus owned seven pending United States patent applications, and had been granted an exclusive, worldwide, royalty-free license to one issued United States patent, six pending United States patent applications and international and foreign counterparts thereof pursuant to an exclusive, worldwide, royalty-free license from Vertex. Altus has also filed international and foreign counterparts based on its United States patent applications. Altus is also a co-owner with Vertex of an additional United States patent application and an international counterpart thereof.

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

         As of March 13, 1997, the Company had a total of 27 United States patents and 75 United States pending patent applications. The Company also has an exclusive license under four United States patents, one of which is subject to a reissue application that has been allowed. Three of the licensed patents and the allowed reissue application claim the use of certain compounds for treating hemoglobin disorders, including sickle cell disease and beta thalassemia. The Company has a non-exclusive, worldwide license under certain Searle patent applications claiming HIV protease inhibitors. The Company's non-exclusive, worldwide license permits Vertex to develop, manufacture and market amprenavir free of intellectual property claims by Searle. The Company has four issued United States patents and 13 United States patent applications claiming antiviral compounds, pharmaceutical formulations thereof and/or their uses, for treating HIV infection and AIDS. Two of those 13 United States patent applications are under a Notice of Allowance. Two of the issued patents and five of the 13 applications (including the two under a Notice of Allowance) have claims that include amprenavir, the Company's lead drug candidate, within their literal scope. Another one of the three issued patents contains claims covering the use of amprenavir to treat AIDS-related central nervous system disorders. The Company also has a United States patent that claims processes for preparing synthetic intermediates useful in the synthesis of a class of compounds that includes amprenavir.

         The Company has five issued United States patents and two United States patent applications claiming Incel and other compounds for treating multidrug resistance. One of those issued patents contains claims covering Incel and structurally related compounds. Another of the issued patents claims VX-853 and structurally related compounds. The Company has five United States patent applications pending, claiming inhibitors of IMPDH, including VX-497 and related compounds. The Company has two United States patent applications pending that claim the crystal structure of IMPDH and the use of that structure to design inhibitors. The Company has ten issued

United States patents and 28 United States patent applications pending claiming inhibitors of ICE. The Company has two patent applications pending in the United States claiming the crystal structure of ICE and derivatives thereof and various uses of those structures. The company also has one United States patent that claims DNA sequences encoding ICE. That patent, which was purchased from Sanofi S.A., is currently involved in an interference in the United States Patent and Trademark Office with an application filed by Merck & Co. The Company has five United States patent applications pending claiming the use of certain of its immunosuppressive compounds and certain of its multidrug resistance compounds for nerve growth applications. Vertex recently received a Notice of Allowance in one of those applications. The Company also has nine issued United States patents and three patent applications pending that claim compounds that are useful in nerve growth application. The Company has one United States patent application claiming a protein involved in apoptosis. The Company has two United States patent application pending claiming inhibitors of p38 MAP kinase. The Company also has one United States patent application pending that claims methods of designing inhibitors of MAP kinase. The Company also has one international patent application pending (designating the United States and other countries) claiming inhibitors of HCV protease. The Company has one United States patent application pending claiming the crystal structure of HCV protease and the use of that structure to design inhibitors. The Company has one United States patent application pending claiming an assay for HCV protease activity. The Company has one United States patent application pending disclosing the crystal structure of HCV helicase. The Company has one United States patent application pending claiming methods of assaying and designing inhibitors of enzymes using proprietary technology. The Company has one United States patent application pending claiming processes useful in NMR technology. The Company has one United States patent claiming a novel device useful in pharmaceutical research. The Company also has filed international and foreign counterparts based on several of its United States patents and patent applications.

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

         The Company has licensed on an exclusive basis four United States patents from Children's Hospital. One of those patents was subject to a reissue application for which the Company recently received a Notice of Allowance. The patents and the allowed reissue application claim the use of certain compounds in the treatment of hemoglobin disorders, including sickle cell disease and beta thalassemia. Because Children's Hospital did not foreign file the application corresponding to the reissue application within one year of filing its corresponding United States application, the Company's foreign patent rights may be limited. In addition, there can be no assurance that others will not develop independently substantially equivalent technology, obtain access to the Company's know-how or be issued patents which may prevent the sale of Company products or require licensing and the payment of significant fees or royalties by the Company in order for it to carry on its business. Furthermore, there can be no assurance that any such license will be available.

         Much of the Company's technology and many of its processes are dependent upon the knowledge, experience and skills of key scientific and technical personnel. To protect its rights to its proprietary know-how and technology, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company. These agreements require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by employees, consultants, advisors and collaborators. There can be no assurance that these agreements will effectively prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure. Furthermore, in the absence of patent protection, the Company's business may be adversely affected by competitors who independently develop substantially equivalent technology. See "-- Corporate Collaborations," and "Risk Factors -- Dependence on Collaborative Partners" and "-- Uncertainty Relating to Patents and Proprietary Information."

Manufacturing

         The Company relies on third party manufacturers to produce its compounds for preclinical and clinical purposes and may do so for commercial production of any compounds that are approved for marketing. The Company expects that commercial manufacturing of amprenavir will be done, at least initially, by Glaxo Wellcome. The Company has established a quality assurance program, including a set of standard operating procedures, intended to ensure that third party manufacturers under contract produce the Company's compounds in accordance with the FDA's current Good Manufacturing Practices ("cGMP") and other applicable regulations. See "-- Government Regulation."

         The Company believes that all of its existing compounds can be produced using established manufacturing methods, primarily through standard techniques of pharmaceutical synthesis. The Company currently does not have the capacity to manufacture its potential products, is dependent on third party manufacturers or collaborative partners for the production of its compounds for preclinical research and clinical trial purposes and expects to be dependent on such manufacturers or collaborative partners for some or all commercial production of any of its compounds that are approved for marketing. The Company believes that it will be able to continue to negotiate such arrangements on commercially reasonable terms and that it will not be necessary for it to develop internal manufacturing capability in order to successfully commercialize its products. In the event that the Company is unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, it may not be able to commercialize its products as planned. The Company's objective is to maintain flexibility in deciding whether to develop internal manufacturing capabilities for certain of its potential products. The Company has limited experience in manufacturing pharmaceutical or other products or in conducting manufacturing testing programs required to obtain FDA and other regulatory approvals, and there can be no assurance that the Company will further develop such capabilities successfully.

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

Competition

   The Company is engaged in pharmaceutical fields characterized by extensive research efforts, rapid technological progress and intense competition. There are many public and private companies, including pharmaceutical companies, chemical companies and biotechnology companies, engaged in developing products for the human therapeutic applications targeted by Vertex. Further, the Company believes that interest in the application of structure-based drug design and related technologies may continue and may accelerate as the technologies become more widely understood. The Company is aware of efforts by others to develop products in each of the areas in which the Company has products in development. In the field of HIV protease inhibition, Merck & Co., Inc., Abbott Laboratories, Inc., Hoffmann-La Roche, and Agouron Pharmaceuticals, Inc. have HIV protease inhibitor drugs that are already on the market. The Company is also aware of other companies that have HIV protease inhibitors in development. There also are a number of competitors that have products under development for the treatment of MDR in cancer. In order for the Company to compete successfully in these areas, it must demonstrate improved safety, efficacy, ease of manufacturing and market acceptance over its competitors, who have received regulatory approval and are currently marketing. Furthermore, academic institutions, governmental agencies and other public and private research organizations are conducting research to develop technologies and products that may compete with those under development by the Company. In addition, other technologies are, or may in the future become, the basis for competing products. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. In addition, there can be no assurance that the Company's products in development will be able to compete effectively with products which are currently on the market.

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

   The Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of diseases or conditions that affect fewer than 200,000 individuals in the United States. Orphan drug status can also be sought for diseases or conditions that affect more than 200,000 individuals in the United States if the sponsor does not realistically anticipate its product becoming profitable from sales in the United States. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of drugs from being approved for the same use. The Company may apply for orphan drug status for certain indications of MDR in cancer.

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

Human Resources

   As of December 31, 1997, Vertex had 220 full-time employees, including 165 in research and development, 25 in laboratory support services and 30 in general and administrative functions, and three part-time employees. The Company's scientific staff members (79 of whom hold Ph.D. and/or M.D. degrees) have diversified experience and expertise in molecular and cell biology, biochemistry, animal pharmacology, synthetic organic chemistry, protein x-ray crystallography, protein nuclear magnetic resonance spectroscopy, computational chemistry, biophysical chemistry, medicinal chemistry, clinical pharmacology and clinical medicine. In addition, the Company's Altus subsidiary had 24 full-time employees as of December 31, 1997. The Company's employees are not covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS

The names, ages and positions held by the executive officers of the Company are as follows:


Name                                          Age   Position
----                                          ---   --------
Joshua S. Boger, Ph.D................         46    Chairman, President and Chief Executive Officer

Richard H. Aldrich.....................       43    Senior Vice President and Chief Business Officer

Vicki L. Sato, Ph.D.....................      49    Senior Vice President of Research and
                                                    Development and Chief Scientific Officer;
                                                    Chair of the Scientific Advisory Board

Iain P. M. Buchanan....................       44    Vice President of European Operations;
                                                    Managing Director of Vertex Pharmaceuticals
                                                    (Europe) Limited

Thomas G. Auchincloss, Jr............         36    Vice President of Finance and Treasurer


         All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

    Dr. Boger is a founder of the Company and was its President and Chief Scientific Officer from its inception in 1989 until May 1992, when he became President and Chief Executive Officer. In 1997, Dr. Boger became Chairman, President and Chief Executive Officer. Dr. Boger has been a director since the Company's inception. Prior to founding the Company in 1989, Dr. Boger held the position of Senior Director of Basic Chemistry at Merck Sharp & Dohme Research Laboratories in Rahway, New Jersey, where he headed both the Department of Medicinal Chemistry of Immunology & Inflammation and the Department of Biophysical Chemistry. Dr. Boger is also a Director of Millennium Pharmaceuticals, Inc. and Altus biologics, Inc. Dr. Boger holds a B.A. in chemistry and philosophy from Wesleyan University and M.S. and Ph.D. degrees in chemistry from Harvard University.

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

    Dr. Sato joined Vertex in September 1992 as Vice President of Research and was appointed Senior Vice President of Research and Development in September 1994. Previously, she was Vice President, Research and a member of the Scientific Board of Biogen, Inc. As research head at Biogen, she directed research programs in the fields of inflammation, immunology, AIDS therapy and cardiovascular therapy from early research into advanced product development. Dr. Sato received an A.B. in biology from Radcliffe College and A.M. and Ph.D. degrees from Harvard University. Following postdoctoral work in chemistry and immunology at the University of California at Berkeley and Stanford Medical School, she was appointed to the faculty of Harvard University in the Department of Biology. Dr. Sato is also a Director of Mitotix, Inc.

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


 Vicki L. Sato, Ph.D..............     Senior Vice President of Research and Development and
                                       Chief Scientific Officer, Vertex Pharmaceuticals Incorporated.

 Steven J. Burakoff, M.D..........     Chair, Department of Pediatric Oncology, Dana-Farber
                                       Cancer Institute; Professor of Pediatrics, Harvard Medical
                                       School.

 Eugene H. Cordes, Ph.D...........     Professor of Pharmacy and Chemistry, University of
                                       Michigan at Ann Arbor.

 Jerome E. Groopman, M.D..........     Chief, Division of Experimental Medicine,
                                       Beth Israel Deaconess Medical Center;
                                       Recanati Chair of Medicine and
                                       Professor of Medicine, Harvard Medical School.

 Stephen C. Harrison, Ph.D........     Professor of Biochemistry and Molecular Biology, Harvard
                                       University; Investigator, Howard Hughes Medical Institute;
                                       Professor of Biological Chemistry and Molecular
                                       Pharmacology and Professor of Pediatrics, Harvard Medical
                                       School.

 Jeremy R. Knowles, D. Phil.......     Dean of the Faculty of Arts and Sciences, Harvard
                                       University; Amory Houghten Professor of Chemistry and
                                       Biochemistry, Harvard University.

 Robert T. Schooley, M.D..........     Tim Gill Professor of Medicine and
                                       Head of Infectious Disease, University of
                                       Colorado Health Sciences Center.



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

    The products that the Company is pursuing will require extensive additional development, testing and investment, as well as regulatory approvals, prior to commercialization. No assurance can be given that the Company's product development efforts will be successful, that required regulatory approvals will be obtained or that any products, if introduced, will be commercially successful. Further, the Company has no sales and marketing capabilities, and even if the Company's products in development are approved for marketing, there can be no assurance that the Company will be able to develop such capabilities. In addition, only a limited number of drugs developed through structure-based drug design have completed clinical trials successfully, been approved by the FDA and been marketed. One of the Company's potential products, amprenavir, is an HIV protease inhibitor which is currently in Phase III clinical trials. To date, HIV has been shown to develop resistance to antiviral drugs, including currently marketed HIV protease inhibitors. There can be no assurance that such disease resistance or other factors will not limit the efficacy of the Company's HIV protease inhibitor. The clinical efficacy of the suppression of mechanisms of action of MDR in chemotherapy in the treatment of cancer is unproven, and, therefore, there can be no assurance that the Company's MDR compounds in development will improve the efficacy of chemotherapy. There also can be no assurance that drug candidates being pursued by the Company will be safe and efficacious, will receive regulatory approvals or will result in commercially successful products. If any of the Company's development programs is not successfully completed, required regulatory approvals are not obtained, or products for which approvals are obtained are not commercially successful, the Company's business, financial condition and results of operations would be materially adversely affected. See "Business -- Product Development and Research Programs."

Uncertainties Related to Clinical Trials

    Before obtaining required regulatory approvals for the commercial sale of products under development, the Company must demonstrate through preclinical studies and clinical trials that such products are safe and efficacious for use in each target indication. The results of preclinical and initial clinical trials of products under development by the Company are not necessarily predictive of results that will be obtained from large-scale clinical testing, and there can be no assurance that clinical trials of products under development will demonstrate the safety and efficacy of such products or will result in a marketable product. The safety and efficacy of a therapeutic product under development by the Company must be supported by extensive data from clinical trials. A number of companies have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. The Company currently has four product candidates undergoing clinical trials, amprenavir, Incel, VX-853 and VX-497. In addition, the Company has a number of products undergoing preclinical development. The data observed to date is preliminary, and there can be no assurance that the results of ongoing and future trials will be consistent with results observed in earlier clinical trials or will be sufficient for approval. The failure to demonstrate adequately the safety and efficacy of a therapeutic drug under development could delay or prevent regulatory approval of the product and could have a material adverse effect on the Company. In addition, the FDA may require additional clinical trials, which could result in increased costs and significant development delays.

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

Dependence on Collaborative Partners

    The Company is engaged in research and development collaborations with Glaxo Wellcome, Kissei, BioChem, HMR, and Lilly, pursuant to which these parties have agreed to fund portions of the Company's research and development programs and/or to conduct certain research and development relating to specified products, in exchange for certain technology, product and marketing rights relating to those products. Some of the Company's current corporate partners have certain rights to control the planning and execution of product development and clinical programs, and there can be no assurance that such corporate partners' rights to control aspects of such programs will not impede the Company's ability to conduct such programs in accordance with the schedules and in the manner currently contemplated by the Company for such programs.

    If any of the Company's corporate collaborators were to terminate its relationship with Vertex, it could have a material adverse effect on the Company's ability to fund related and other programs and to develop, manufacture and market any products that may have resulted from such collaboration. There can be no assurance that these collaborations will be completed or successful, or that the collaborative partners will not pursue alternative means of developing treatments for the diseases targeted by their collaborative programs with the Company. Glaxo Wellcome has the right to terminate the research collaboration under its agreement with the Company without cause at any time upon twelve months' notice and has the right to terminate the license arrangements under its agreement with the Company without cause upon twelve months' notice, provided such notice is not given before the research collaboration has been terminated. Termination by Glaxo Wellcome of the research collaboration under its agreement with the Company will relieve Glaxo Wellcome of its obligation to make further research support payments under the agreement. Termination by Glaxo Wellcome of the license arrangements under the agreement will relieve it of its obligation to make further commercialization and development milestone and royalty payments and will end any license granted to Glaxo Wellcome by Vertex. HMR has the right to terminate its agreement with the Company without cause upon twelve months' notice at any time. Termination by HMR will relieve HMR of any further payment obligations under its agreement with the Company. In addition, for a period of one year after any such termination, HMR retains the right to select one or more compounds for development and to license such compound or compounds from Vertex, provided HMR resumes research funding and commercialization milestone payments and makes all such payments that would otherwise have been due but for such termination. Lilly has the right to terminate its agreement with the Company without cause upon six months' notice at any time after June 1999. Termination will relieve Lilly of any further payment obligations under its agreement with the Company and will also terminate any license granted to Lilly by Vertex. BioChem has the right to terminate its agreement with the Company without cause upon six month's notice. Termination will relieve BioChem of any further payment obligations under its agreement with the Company and will terminate any license granted to BioChem thereunder. Kissei has the right to terminate the p38 Map Kinase agreement without cause upon six months' notice after June 1998. Termination will relieve Kissei of any further payment obligations under that agreement with the Company and will also terminate any license granted to Kissei by Vertex thereunder.

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

Rapid Technological Change and Competition

    The Company is engaged in pharmaceutical fields characterized by extensive research efforts, rapid technological progress and intense competition. There are many public and private companies, including pharmaceutical companies, chemical companies and biotechnology companies, engaged in developing products for the human therapeutic applications targeted by Vertex. Further, the Company believes that interest in the application of structure-based drug design and related technologies may continue and may accelerate as the technologies become more widely understood. The Company is aware of efforts by others to develop products in each of the areas in which the Company has products in development. For example, Merck & Co., Inc., Abbott Laboratories, Inc., Hoffmann-La Roche, and Agouron Pharmaceuticals, Inc. have HIV protease inhibitors already on the market. The Company is also aware of other companies that have HIV protease inhibitors in development. There also are a number of competitors that have products under development for the treatment of MDR in cancer. In order for the Company to compete successfully in these areas, it must demonstrate improved safety, efficacy, ease of manufacturing and market acceptance over its competitors, who have received regulatory approval and are currently marketing. Furthermore, academic institutions, governmental agencies and other public and private research organizations are conducting research to develop technologies and products that may compete with those under development by the Company. In addition, other technologies are, or may in the future become, the basis for competing products. There can be no assurance that the Company's competitors will not succeed in developing technologies and products that are more effective than any being developed by the Company or that would render the Company's technology and products obsolete or noncompetitive. In addition, there can be no assurance that the Company's products in development will be able to compete effectively with products which are currently on the market.

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

    The Company may apply for orphan drug status for certain indications of MDR in cancer. Orphan drug status may, under present regulations, entitle the Company to certain marketing exclusivity and tax benefits. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent chemically distinct drugs from being approved for the same use. There can be no assurance that the Company will receive FDA orphan drug status for any of its compounds under development for which the Company seeks that status. Moreover, there can be no assurance that the scope of protection or the level of exclusivity that is currently afforded by orphan drug status will remain in effect in the future. See "Business -- Government Regulation."

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

Uncertainty Related to Patents and Proprietary Information

    The Company's success will depend, in part, on its ability to obtain United States and foreign patent protection for its products and their uses, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. Because of the substantial length of time and expense associated with bringing new products through development and regulatory approval to the marketplace, the pharmaceutical industry places considerable importance on obtaining patents and maintaining trade secret protection for new technologies, products and processes. Patent protection may not be available, however, for compounds for use in certain medical indications, without a demonstration of how to use the compounds and proof in clinical trials that such compounds may be useful for such target indications. As of March 13, 1998, the Company had a total of 27 United States patents and 75 pending United States patent applications. As of that date, the Company also had a non-exclusive, worldwide license under certain Searle patent applications claiming HIV protease inhibitors. The Company also has been granted an exclusive license under four United States patents, one of which has been subject to a reissue application and was recently allowed. The Company also has filed foreign counterparts to some of its United States patents and patent applications. There can be no assurance that patents will issue from any of the Company's pending or future patent applications. There can be no assurance that any issued, licensed, pending or future patent will not be infringed by the products of others or provide sufficient protection to exclude others from the Company's present or future technology or products. The Company has in the past licensed and may in the future license patent rights from others. There can be no assurance, however, that such licenses will provide adequate protection for the Company's products.

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

    The Company's management and scientific personnel have been recruited from other pharmaceutical and biotechnology companies and academic institutions. In many cases these individuals are conducting research in similar areas with which they were involved prior to joining Vertex. As a result, the Company, as well as these individuals, could be subject to allegations of violation of trade secrets and similar claims. See "-- Dependence on Collaborative Partners" and "Business -- Corporate Collaborations" and "-- Patents and Proprietary Information."

Future Capital Needs; Uncertainty of Additional Funding

    The Company expects to incur substantially increased research and development and related supporting expenses as it designs and develops existing and future compounds and undertakes clinical trials of potential drugs resulting from such compounds. The Company also expects to incur substantial administrative and commercialization expenditures in the future and substantial expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property claims. The Company's future capital requirements will depend on many factors, including the progress of its research and development programs, the scope and results of preclinical studies and clinical trials, the cost, timing and outcome of regulatory reviews, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the establishment of additional collaborative arrangements and the cost of manufacturing facilities and of commercialization activities and arrangements. The Company anticipates that it will finance these substantial cash needs with its existing cash reserves, together with interest earned thereon, future payments under its collaborative agreements with Glaxo Wellcome, HMR, Kissei, BioChem, and Lilly, facilities and equipment financing and additional collaborative agreements. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of debt or equity securities or other methods of financing. Any equity financings could result in dilution to the Company's then existing stockholders. Any debt financing, if available at all, may be on terms which, among other things, restrict the Company's ability to pay dividends (although the Company does not intend to pay dividends for the foreseeable future). If adequate funds are not available, the Company may be required to curtail significantly or discontinue one or more of its research, drug discovery or development programs, including clinical trials, or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products in research or development. No assurance can be given that additional financing will be available on acceptable terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

History of Operating Losses and Accumulated Deficit

    Vertex has incurred losses since its inception in January 1989. As of December 31, 1997, the Company's accumulated deficit was approximately $117 million. Losses have resulted principally from costs incurred in research and development of the Company's compounds in development, including clinical trials and material manufacturing costs, the Company's other research programs and from general and administrative costs. These costs have exceeded the Company's revenues, which to date have been generated primarily from collaborative arrangements, interest income and research grants. The Company expects to incur additional significant operating losses in the future and does not expect to achieve profitability from sales of its products in development for several years, if ever. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. There can be no assurance that the Company will ever achieve product revenues or profitable operations. Based on the Internal Revenue Code of 1986, as amended, and changes in the Company's ownership, utilization of net operating loss carry forwards and research and development credits for federal income tax purposes may be subject to annual limitations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         As of December 31, 1997, the Company had outstanding options for the purchase of 4,702,000 shares of Common Stock at exercise prices ranging from $6.48 per share to $49.13 per share. Options for the purchase of 1,944,000 shares of Common Stock were exercisable as of that date.

Anti-Takeover Provisions

         The Company's charter provides for staggered terms for the members of the Board of Directors. The Company's By-laws grant the Directors a right to adjourn annual meetings of stockholders, and certain provisions of the By-laws may be amended only with an 80% stockholder vote. Pursuant to the Company's Stockholder Rights Plan, each share of Common Stock has an associated preferred share purchase right (a "Right"). The Rights will not trade separately from the Common Stock until, and are exercisable only upon, the acquisition or the potential acquisition through tender offer by a person or group of 15% or more of the outstanding Common Stock. These charter and By-law provisions and the Company's Stockholder Rights Plan may discourage certain types of transactions involving an actual or potential change in control of the Company which might be beneficial to the Company or its stockholders.

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

              ITEM 2.      PROPERTIES

         The Company leases an aggregate of approximately 134,000 square feet of laboratory and office space in five adjacent facilities at 40 Allston Street, 625 Putnam Avenue, 618 Putnam Avenue, 240 Sidney Street and 130 Waverly Street in Cambridge, Massachusetts. The lease to the 40 Allston Street, 618 Putnam Avenue and 240 Sidney Street facilities will expire in December 2003. The lease to the 625 Putnam Avenue facility will expire in December 2000 with an option to extend through 2003. The Company occupies approximately 60,000 square feet of space at 130 Waverly Street under a lease expiring in December 2005. In 1999 that lease will include an additional 40,000 square feet at 130 Waverly Street, with the lease as to that portion of the facility expiring in 2009. The Company has the option to extend the lease as to both portions of the facility for additional terms. In addition, the Company leases two smaller facilities totaling approximately 27,000 square feet at 345 Vassar Street and 60 Hamilton Street, also in Cambridge, under leases expiring in 2000 with options to extend through 2002. The Company believes its facilities are adequate for its current needs. The Company believes it can obtain additional space on commercially reasonable terms.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.


                                                      PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

          The Company's Common Stock trades on the Nasdaq National Market ("Nasdaq") under the symbol "VRTX." The following table sets forth the high, low and last sale prices of each quarter for the Common Stock as reported by Nasdaq for the periods indicated.

1996                         High             Low               Close
----                -------------------------------------------------------


First quarter              $29 7/8           $22              $26 1/2
Second quarter              38                26               30 3/8
Third quarter               36 1/4            23 1/4           29 1/2
Fourth quarter              40 1/4            28 7/8           40 1/4

1997
----                -------------------------------------------------------

First quarter              $52 3/4           $37 3/4          $40 1/2
Second quarter              49 3/4            27 5/8           38 1/4
Third quarter               41 5/8            29 3/8           37 3/4
Fourth quarter              38 3/8            25 1/4           33


         The last sale price of the Common Stock on March 16, 1998, as reported by Nasdaq, was $35.06 per share. As of March 16, 1998, there were 273 holders of record of the Common Stock (approximately 7,200 beneficial holders).

         The Company has never declared or paid any cash dividends on its Common Stock and currently expects that future earnings will be retained for use in its business.

Recent Sale of Unregistered Securities

    None

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for each of the five years in the period ended December 31, 1997 are derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with the Company's audited financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                       Year Ended December 31,
                                                   ----------------------------------------------------------------
                                                     1997          1996          1995          1994          1993
                                                   --------     ----------    ----------    ----------    ---------
                                                                 (in thousands, except per share amounts)


Consolidated Statement of Operations Data:
Revenues:
  Collaborative and other research and
          development revenues..................    $29,926      $  13,341     $  22,081     $19,571      $ 27,885
  Investment income.............................     13,873          5,257         5,453       3,574         1,409
                                                   --------     ----------    ----------    ----------    ---------
         Total revenues.........................     43,799         18,598        27,534      23,145        29,294
                                                   --------     ----------    ----------    ----------    ---------
Costs and expenses:
  Research and development......................     51,624         35,212        41,512      34,761        23,164
  General and administrative....................     11,430          7,929         7,069       5,540         3,520
  License Payment...............................                    15,000            --          --            --
  Interest .....................................        576            462           481         439           493
                                                   --------     ----------    ----------    ----------    ---------
         Total costs and expenses...............     63,630         58,603        49,062      40,740        27,177
                                                   --------     ----------    ----------    ----------    ---------
Net (loss) earnings before taxes................    (19,831)       (40,005)      (21,528)    (17,595)        2,117
Tax provision...................................         --          --            --           --              80
                                                   --------     ----------    ----------    ----------    ---------
Net (loss) profit...............................   $(19,831)     $ (40,005)    $ (21,528)   $(17,595)     $  2,037
                                                   --------     ----------    ----------    ----------    ---------
                                                   --------     ----------    ----------    ----------    ---------
Basic and diluted net (loss) earnings per common
share...........................................   $  (0.82)     $   (2.13)    $   (1.25)   $  (1.11)     $   0.16
Weighted average number of common shares
outstanding:
   Basic........................................     24,264         18,798        17,231      15,818        12,384
   Diluted......................................     24,264         18,798        17,231      15,818        12,452



                                                                            December 31,
                                                   --------------------------------------------------------------
                                                      1997         1996          1995          1994          1993
                                                   -------      ----------    ----------    ----------    -------

Consolidated Balance Sheet Data:
Cash, cash equivalents and investments              $279,671     $130,359      $86,978       $106,470      $52,103
Total assets.........................                295,604      143,499       98,981        116,175       60,992
Obligations under capital leases and
debt, excluding current portion......                  5,905        5,617        4,912          4,729        4,208
Accumulated deficit..................               (116,775)     (96,944)     (56,939)       (35,411)     (17,816)
Total stockholders' equity...........                276,001      130,826       85,272        105,478       49,520



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements which are subject to certain risks and uncertainties that can cause actual results to differ materially from those described. Factors that may cause such differences include but are not limited to those described in "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date hereof.

Since its inception in 1989, the Company has been engaged in the discovery, development and commercialization of novel, small molecule pharmaceuticals for the treatment of major diseases for which there are currently limited or no effective treatments. The Company is a leader in the use of structure-based drug design, an approach to drug discovery that integrates advanced biology, biophysics and chemistry. The Company is conducting research and development programs to develop pharmaceuticals for the treatment of viral diseases, multidrug resistance in cancer, inflammation, immunosuppression and neurodegenerative disorders.

         To date, the Company has not received any revenues from the sale of pharmaceutical products. The Company's lead product candidate, amprenavir for the treatment of HIV infection, is presently undergoing Phase III clinical trials. If such clinical trials are concluded successfully and a New Drug Application is approved by the FDA and product sales, if any, commence, the Company will receive a royalty on sales of amprenavir by its partner Glaxo Wellcome plc ("Glaxo Wellcome"). However, there can be no assurance that Phase III clinical trials will be completed in a timely fashion, if at all, that such trials will be successful, or that any approval will be granted by the FDA. The Company has incurred operating losses since its inception and expects to incur a loss in 1998. The Company believes that operating losses may continue for the next several years even if significant royalties are realized on amprenavir sales because the Company is planning to make significant investments in research and development for its other potential products. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Results of Operations
Year Ended December 31, 1997 Compared with Year Ended December 31, 1996.

         The Company's total revenues increased to $43,799,000 in 1997 from $18,598,000 in 1996. In 1997, revenues consisted of $27,703,000 under the
Company's collaborative agreements, $13,873,000 in investment income, and $2,223,000 in government grants and other income. The principle reasons for the increase in revenue in 1997 were the commencement of new collaborations with Eli Lilly and Company ("Lilly") on the Company's Hepatitis C program and with Kissei Pharmaceutical Co., Ltd. ("Kissei") on the Company's p38 MAP kinase program, in addition to greater investment income from higher levels of cash and investments. The 1997 collaborations with Lilly and Kissei included up front payments of $3,000,000 and $4,000,000, respectively, and collaborative revenue of $2,694,000 and $1,500,000, respectively. Other collaborative revenue in 1997 included $4,310,000 from Kissei, $8,660,000 from Hoechst Marion Roussel ("HMR"), which included a $3,000,000 milestone payment in December 1997, $3,275,000 from Glaxo Wellcome, and $264,000 from others. Product research funding requirements under the HMR agreement ended on December 31, 1997, although HMR continues to have certain development funding obligations. In 1996, revenues consisted of $12,013,000 under the Company's collaborative agreements, $5,257,000 in investment income and $1,328,000 in government grants and other income. Revenue from collaborative agreements consisted of $6,289,000 from Glaxo Wellcome, $4,196,000 from HMR, $692,000 from Kissei, and $836,000 from others.

         The Company's total costs and expenses increased to $63,630,000 in 1997 from $58,603,000 in 1996. In 1996, the Company paid $15,000,000 to obtain a non-exclusive, world-wide license under certain G.D. Searle & Co. ("Searle") patent applications claiming HIV protease inhibitors. Research and development expenses increased to $51,624,000 in 1997 from $35,212,000 in 1996 principally due to the commencement of pre-clinical development activities for drug candidates in the ICE and IMPDH programs as well as the continued expansion of the Company's core scientific staff. In addition, general and administrative expenses increased to $11,430,000 in 1997 from $7,929,000 in 1996. The increase in general and administrative expense principally reflects the impact of personnel additions, an increase in legal expenses related to patent activity and an increase in marketing activities. Interest expense increased to $576,000 in 1997 from $462,000 in 1996 due to higher levels of equipment lease financing during the year.

The Company expects that research and development as well as general and administrative expenses will continue to increase as the Company starts new research projects, advances current clinical and preclinical candidates, and expands its marketing and business development activities.

         The Company recorded a net loss of $19,831,000 or $0.82 per share in 1997 compared to a net loss of $40,005,000 or $2.13 per share in 1996. The lower loss per share reflects not only a lower aggregate loss but also an increase in average common shares outstanding from 18,798,000 in 1996 to 24,264,000 in 1997 due to two Common Stock offerings in August 1996 and March 1997.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995.

         The Company's total revenues decreased to $18,598,000 in 1996 from $27,534,000 in 1995. In 1996, revenues consisted of $12,013,000 under the
Company's collaborative agreements, $5,257,000 in investment income and $1,328,000 in government grants and other income. Revenue from collaborative agreements consisted of $6,289,000 from Glaxo Wellcome, $4,196,000 from HMR, $692,000 from Kissei, and $836,000 from others. The research funding requirements of the Kissei HIV collaborative agreement concluded in 1995, although Kissei continues to have certain development funding obligations. In 1995, revenues consisted of $21,587,000 under the Company's collaborative agreements, $5,453,000 in investment income and $494,000 in government grants and other income. Revenue from collaborative agreements consisted of $10,053,000 from Glaxo Wellcome, $5,370,000 from Kissei, $3,749,000 from HMR and $2,415,000 from others.

         The Company's total costs and expenses increased to $58,603,000 in 1996 from $49,062,000 in 1995. The increase in total costs and expenses resulted principally from the Company's payment of $15,000,000 to obtain a non-exclusive, world-wide license under certain Searle patent applications claiming HIV protease inhibitors. Research and development expenses declined to $35,212,000 in 1996 from $41,512,000 in 1995. Although the Company expanded scientific staffing and facilities in 1996, overall research and development expense decreased due to significant costs incurred in 1995 for manufacturing bulk drug substance for use in clinical trials. In addition, general and administrative expenses increased to $7,929,000 in 1996 from $7,069,000 in 1995. The increase in general and administrative expense principally reflects the impact of personnel additions, the Company's facilities expansion, and an increase in marketing costs principally for the Company's subsidiary Altus Biologics Inc. Interest expense decreased to $462,000 in 1996 from $481,000 in 1995 on higher levels of equipment lease financing due to lower blended rates of interest charged.

         The Company recorded a net loss of $40,005,000 or $2.13 per share in 1996 compared to a net loss of $21,528,000 or $1.25 per share in 1995.

Liquidity and Capital Resources

         The Company's operations have been funded principally through strategic collaborative agreements, public offerings and private placements of the Company's equity securities, equipment lease financing, government grants and investment income. The Company expects to incur increased research and development and related supporting expenses and, consequently, continued losses on a quarterly and annual basis as it continues to develop existing and future compounds and to conduct clinical trials of potential drugs. The Company also expects to incur substantial administrative and commercialization expenditures in the future and additional expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property rights.

         The Company expects to finance these substantial cash needs with its existing cash and investments of approximately $280 million at December 31, 1997, together with investment income earned thereon, future payments under its existing collaborative agreements, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The Company believes that its existing cash and investments should be sufficient to meet its anticipated requirements for at least the next two years.

         In September 1997, the Company and Kissei entered into a collaborative agreement to design inhibitors of p38 MAP kinase and to develop them as novel, orally active drugs for the treatment of inflammatory and neurological diseases. Under the terms of the agreement, Kissei will pay the Company up to $22 million composed of a $4 million upfront payment paid in September 1997, $11 million of product research funding over three years and $7 million of development and commercialization milestone payments. The Company and Kissei will collaborate to identify and evaluate compounds that target p38 MAP kinase. Kissei will have the right to develop and commercialize these compounds in its licensed territories. Kissei has exclusive rights to p38 MAP kinase compounds in Japan and certain Southeast Asian countries and semi-exclusive rights in China, Taiwan and South Korea. The Company retains exclusive marketing rights in the United States, Canada, Europe, and the rest of the world. In addition, the Company will have the right to supply bulk drug material to Kissei for sale in its territory, and will receive royalties and drug supply payments on any product sales. Kissei has the right to terminate the agreement without cause upon six months' notice after June 1998.

         In June 1997, the Company and Lilly entered into a collaborative agreement to design inhibitors of the hepatitis C protease enzyme, and to develop them as novel drugs to treat hepatitis C infection. Under the terms of the agreement, Lilly will pay the Company up to $51 million composed of a $3 million upfront payment paid in June 1997, $33 million of product research funding over six years and $15 million of development and commercialization milestone payments. The Company and Lilly will jointly manage the research, development, manufacturing and marketing of drug candidates emerging from the collaboration. The Company will have primary responsibility for drug design, process development and pre-commercial drug substance manufacturing, and Lilly will have primary responsibility for formulation, preclinical and clinical development and global marketing. The Company has the option to supply 100 percent of Lilly's commercial drug substance supply needs. The Company will receive royalties on future product sales, if any. If the Company exercises its commercial supply option, the Company will receive drug supply payments in addition to royalties on future product sales, if any. Lilly has the right to terminate the agreement without cause upon six months' notice after June 1999. In connection with this collaboration, Lilly purchased 263,922 shares of the Company's common stock for $10 million.

         In March 1997, the Company completed a public offering of 3,450,000 shares of its Common Stock at $45.50 per share raising net proceeds after commissions and expenses of $149 million.

         At December 31, 1997, the Company leased approximately 134,000 square feet of space under leases with terms ranging from 3 to 8 years. In addition, the Company's liability for capitalized equipment lease obligations and other equipment financing totaled $8.4 million at December 31, 1997.

The Company adopted requirements relating to basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as of the fourth quarter of 1997. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method.

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This Statement requires that total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for comparative purposes. The Company does not believe that this will have a material impact on net loss.

The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and products purchased by the Company. The Company believes that its internal information systems are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems and current products, which could result in a material adverse effect on the Company's future results of operations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 is contained on pages F - 1 through F - 17 of this report.

ITEM 9.       CHANGES  IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
              FINANCIAL DISCLOSURE

         Not applicable.

                                                     PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information regarding directors required by this Item is included in the definitive Proxy Statement for the Company's 1998 Annual Meeting of Stockholders, to be filed with the Commission on or about April 14, 1998 (the "1998 Proxy Statement"), under "Election of Directors" and is incorporated herein by reference. The information regarding executive officers required by this Item is included in Part I of this Annual Report on Form 10-K.

ITEM 11.        EXECUTIVE COMPENSATION

         The information required by this Item is included in the 1998 Proxy Statement under "Executive Compensation" and is incorporated herein by reference (excluding, however, the "Report on Executive Compensation" and the Performance Graph contained in the 1998 Proxy Statement, which shall not be deemed incorporated herein).

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is included in the 1998 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not applicable.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The Financial Statements required to be filed by Item 8 of this Annual Report on Form 10-K, and filed herewith, are as follows:

                                                                                   Page Number in
                                                                                   this Form 10-K
                                                                                   --------------

       Report of Independent Accountants............................................    F-2

       Consolidated Balance Sheets as of December 31, 1997 and 1996.................    F-3

       Consolidated Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995 ............................................    F-4

       Consolidated Statements of Stockholders' Equity for the
       years ended December 31, 1997, 1996 and 1995 ................................    F-5

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and  1995 ...........................................    F-6

       Notes to Consolidated Financial Statements...................................    F-7


(a)(2) Financial Statement Schedules.

       Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto.


(a)(3)  Exhibits.

Exhibit                      Exhibit
Number                       Description
------                       -----------

3.1 Restated Articles of Organization filed with the Commonwealth of Massachusetts on July 31, 1991 (filed herewith).

3.2 Articles of Amendment filed with the Commonwealth of Massachusetts on June 4, 1997 (filed herewith).

3.3      Certificate of Vote of Directors Establishing a Series of a Class of
         Stock, as filed with the Secretary of the Commonwealth of Massachusetts on July 31, 1991 (filed herewith).

3.4      By-laws of the Company (filed as Exhibit 3.2 to the Company's
         Registration Statement on Form S-1 (Registration No. 33-43874) and incorporated herein by reference).





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

4.3      First Amendment to Rights Agreement dated as of February 21, 1997
         (filed as Exhibit 4.3 to the Company's 1996 Annual Report on Form 10-K
         (File No. 0-19319) and incorporated herein by reference).

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

10.3     1996 Stock and Option Plan (filed as Exhibit 10.3 to the Company's 1996
         Annual Report on Form 10-K (File No. 0-19319) and incorporated herein by reference).*

10.4     Amendment to 1996 Stock and Option Plan adopted December 12, 1997
         (filed herewith).*

10.5     Non-Competition and Stock Repurchase Agreement between the Company and
         Joshua Boger, dated April 20, 1989 (filed as Exhibit 10.2 to the
         Company's Registration Statement on Form S-1 (Registration No.
         33-40966) or amendments thereto and incorporated herein by reference).*

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

10.14    Second Amendment as of February 12, 1997 to Lease between C. Vincent
         Vappi and the Company (filed as Exhibit 10.14 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1996 (File No.
         0-19319) and incorporated herein by reference ).

10.15    Lease dated March 1, 1993, between Fort Washington Realty Trust and the
         Company, relating to the premises at 625 Putnam Avenue, Cambridge, MA
         (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-19319) and incorporated herein by reference).

10.16    First Amendment, dated 1 December 1996, to Lease between Fort
         Washington Realty Trust and the Company dated 1 March 1993 (filed as
         Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-19319) and incorporated herein by reference).

10.17    Second Amendment, dated 1 February 1998, to Lease between Fort
         Washington Realty Trust and the Company dated 1 March 1993 (filed herewith).

10.18    Lease dated March 3, 1995, between Fort Washington Realty Trust and the
         Company, relating to the premises at 130 Waverly Street, Cambridge, MA
         (filed as Exhibit 10.15 to the Company's 1994 Annual Report on Form
         10-K (File No. 0-19319) and incorporated herein by reference).

10.19    First Amendment to Lease dated March 3, 1995 between Fort Washington
         Realty Trust and the Company (filed as Exhibit 10.15 to the Company's
         1995 Annual Report on Form 10-K (File No. 0-19319) and incorporated herein by reference).

10.20 Second Amendment to Lease and Option Agreement dated June 12, 1997 between Fort Washington Realty Trust and the Company (filed herewith).

10.21    Research and Development Agreement dated April 13, 1993 between the
         Company and Kissei Pharmaceutical Co., Ltd. (with certain confidential information deleted) (filed as Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1993 (File No.
         0-19319) and incorporated herein by reference).

10.22 Research, Development, and License Agreement dated September 8, 1993 between the Company and Roussel Uclaf (with certain confidential information deleted) (filed as Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1993 (File No.
         0-19319) and incorporated herein by reference).





10.23 Research Agreement and License Agreement, both dated December 16, 1993, between the Company and Burroughs Wellcome Co. (with certain confidential information deleted) (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1993 (File No. 0-19319) and incorporated herein by reference).

10.24 License Agreement and Supply Agreement, both dated May 9, 1996, between the Company and BioChem Pharma (International) Inc. (with certain confidential information deleted) (filed as Exhibit 10.1 to the Company's Quarterly Report on 10-Q for the quarter ended March 31, 1996
         (File No. 0-19319) and incorporated herein by reference).

10.25 Research and Development Agreement between the Company and Eli Lilly and Company effective June 11, 1997 (filed with certain confidential information deleted as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

10.26    Research and Development Agreement between the Company and Kissei
         Pharmaceutical Co. Ltd. effective September 10, 1997 (filed, with certain confidential information deleted, as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1997, and incorporated herein by reference).

21       Subsidiaries of the Company (filed herewith).

23       Consent of Independent Accountants (filed herewith).

27 Financial Data Schedule (submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission).


----------------

*        Compensatory plan or agreement applicable to management and employees.


(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         VERTEX PHARMACEUTICALS INCORPORATED



         March 26, 1998            By:     /s/ Joshua S. Boger
                                            -------------------
                                           Joshua S. Boger
                                           President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Name                                        Title                           Date
----                                        -----                           ----


/s/ Joshua S. Boger                  Director, Chairman, President       March 26, 1998
---------------------------------
Joshua S. Boger                      and Chief Executive Officer
                                     (Principal Executive Officer)


/s/ Thomas G. Auchincloss, Jr.       Vice President of Finance           March 26, 1998
---------------------------------
Thomas G. Auchincloss, Jr.           and Treasurer
                                     (Principal Financial Officer)

/s/ Hans D. van Houte                Controller                          March 26, 1998
---------------------------------
Hans D. van Houte


/s/ Barry M. Bloom                   Director                            March 26, 1998
---------------------------------
Barry M. Bloom


/s/ Donald R. Conklin                Director                            March 26, 1998
---------------------------------
Donald R. Conklin


/s/ Roger W. Brimblecombe            Director                            March 26, 1998
---------------------------------
Roger W. Brimblecombe


/s/ William W. Helman IV             Director                            March 26, 1998
---------------------------------
William W. Helman IV


/s/ Charles A. Sanders               Director                            March 26, 1998
---------------------------------
Charles A. Sanders






/s/ Elaine S. Ullian                 Director                            March 16, 1998
---------------------------------
Elaine S. Ullian



                       VERTEX PHARMACEUTICALS INCORPORATED

                   Index to Consolidated Financial Statements

                                                                  Page Number
                                                                  -----------
Report of Independent Accountants                                     F-2

Consolidated Balance Sheets as of December 31, 1997 and 1996          F-3

Consolidated Statements of Operations for the years ended
December 31, 1997, 1996 and 1995                                      F-4

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 1997, 1996 and 1995                          F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and  1995                                     F-6

Notes to Consolidated Financial Statements                            F-7



Report of Independent Accountants


To the Board of Directors and Shareholders of Vertex Pharmaceuticals Incorporated:

We have audited the accompanying consolidated balance sheets of Vertex Pharmaceuticals Incorporated as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertex Pharmaceuticals Incorporated as of December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                            Coopers & Lybrand L.L.P.

Boston, Massachusetts
February 23, 1998


Consolidated Balance Sheets
Vertex Pharmaceuticals Incorporated


                                                                                        December 31,
                                                                                      -----------------
(Dollars in thousands)                                                                1997         1996
 ------------------------------------------------------------------------------------------------------
Assets
   Current assets:
       Cash and cash equivalents                                                   $71,454      $34,851
       Investments                                                                 208,217       95,508
       Prepaid expenses and other current assets                                     1,952        1,791
-------------------------------------------------------------------------------------------------------
           Total current assets                                                    281,623      132,150
   Restricted cash                                                                   2,316        2,316
   Property and equipment, net                                                      11,095        8,663
   Other assets                                                                        570          370
-------------------------------------------------------------------------------------------------------
           Total assets                                                           $295,604     $143,499
-------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
       Current liabilities:
       Obligations under capital lease and debt                                     $2,510       $2,910
       Accounts payable                                                              4,247        1,391
       Accrued expenses                                                              6,385        2,755
       Deferred revenue                                                                556           --
-------------------------------------------------------------------------------------------------------
           Total current liabilities                                                13,698        7,056
   Obligations under capital lease and debt,
       excluding current portion                                                     5,905        5,617
-------------------------------------------------------------------------------------------------------
           Total liabilities                                                        19,603       12,673
-------------------------------------------------------------------------------------------------------
   Commitments (Note G)
   Stockholders' equity:
       Preferred stock, $.01 par value; 1,000,000 shares  authorized;
           none issued
       Common stock, $.01 par value; 100,000,000 shares authorized; 25,215,617 and 21,097,117 shares issued and outstanding
           in 1997 and 1996, respectively                                              252          211
       Additional paid-in capital                                                  392,372      227,510
       Equity adjustments                                                              152           49
       Accumulated deficit                                                        (116,775)     (96,944)
-------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                              276,001      130,826
-------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                             $295,604     $143,499
-------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Operations
Vertex Pharmaceuticals Incorporated



                                                                 Year Ended December 31,
                                                            -----------------------------------
(In thousands, except per share data)                       1997           1996            1995
-----------------------------------------------------------------------------------------------

Revenues:
   Collaborative and other research and development      $29,926        $13,341        $ 22,081
   Investment income                                      13,873          5,257           5,453
                                                          ------         ------          ------
       Total revenues                                     43,799         18,598          27,534
-----------------------------------------------------------------------------------------------
Costs and expenses:
   Research and development                               51,624         35,212          41,512
   General and administrative                             11,430          7,929           7,069
   License payment                                          --           15,000             --
   Interest                                                  576            462             481
                                                          ------         ------          ------
       Total costs and expenses                           63,630         58,603          49,062
-----------------------------------------------------------------------------------------------
Net loss                                                $(19,831)      $(40,005)      $(21,528)
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
Basic and diluted loss per common share                   $(0.82)        $(2.13)        $(1.25)
Basic and diluted weighted average number of
    common shares outstanding                             24,264         18,798        17,231
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Stockholders' Equity
Vertex Pharmaceuticals Incorporated


                                                    Common Stock                     Additional                     Total
                                                -------------------      Paid-In       Equity      Accumulated  Stockholders'
(In thousands)                                  Shares       Amount      Capital    Adjustments     Deficit         Equity
------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                          17,189       $172       $140,920   $  (203)      $(35,411)     $105,478
Issuances of common stock:
   Benefit plans                                        93          1          1,118                                  1,119
   Warrant exercise                                     17
Net change in unrealized holding gains/
   losses on investments                                                                    203                         203
Net loss                                                                                              (21,528)      (21,528)
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                          17,299        173        142,038         --       (56,939)       85,272
Issuances of common stock:
   Public offering of common stock                   3,450         34         77,481                                 77,515
   Private placement of common stock                   152          2          4,998                                  5,000
   Benefit plans                                       196          2          2,993                                  2,995
Net change in unrealized holding gains/
   losses on investments                                                                     35                          35
Translation adjustments                                                                      14                          14
Net loss                                                                                              (40,005)      (40,005)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                          21,097        211        227,510         49       (96,944)      130,826
Issuances of common stock:
   Public offering of common stock                   3,450         34        148,776                                148,810
   Private placement of common stock                   264          3          9,997                                 10,000
   Benefit plans                                       405          4          6,089                                  6,093
Net change in unrealized holding gains/
   losses on investments                                                                    115                         115
Translation adjustments                                                                     (12)                        (12)
Net loss                                                                                              (19,831)      (19,831)
---------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                          25,216       $252       $392,372    $   152     $(116,775)     $276,001
===========================================================================================================================



The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Cash Flows
Vertex Pharmaceuticals Incorporated



                                                                             Year Ended December 31,
                                                                        -----------------------------------
(In thousands)                                                          1997           1996            1995
-----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                         $(19,831)      $(40,005)     $(21,528)
   Adjustment to reconcile net loss to net
       cash used by operating activities:
       Depreciation and amortization                                   3,588          3,160         3,710
   Changes in assets and liabilities:
       Prepaid expenses and other current assets                        (161)          (832)         (549)
       Accounts payable                                                2,856         (1,631)        1,624
       Accrued expenses                                                3,630           (748)        1,231
       Deferred revenue                                                  556           (197)         (438)
                                                                   ---------           -----        -----
          Net cash provided (used) by operating activities            (9,362)       (40,253)      (15,950)
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of investments                                         (303,599)       (73,035)       (61,862)
   Sales and maturities of investments                               191,005         36,150         38,304
   Deposit to collateralize letter of credit                             --             --          (2,316)
   Expenditures for property and equipment                            (6,020)        (3,983)        (3,078)
   Other assets                                                         (200)           518            (65)
                                                                 ------------     ---------      -----------
          Net cash provided (used) by investing activities          (118,814)       (40,350)       (29,017)
-----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of capital lease obligations and debt                    (3,104)        (2,187)         (1,790)
   Proceeds from equipment sale/leaseback                              1,179          3,727           2,385
   Proceeds from debt                                                  1,813             --              --
   Proceeds from public offerings of common stock                    148,810         77,515              --
   Proceeds from private placement of common stock                    10,000          5,000              --
   Proceeds from other issuances of capital stock                      6,093          2,995           1,119
                                                                       -----          -----           -----
          Net cash provided (used) by financing activities           164,791         87,050           1,714
-----------------------------------------------------------------------------------------------------------
   Effect of exchange rates on cash                                      (12)            14              --
-----------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                      36,603          6,461         (43,253)
Cash and cash equivalents at beginning of year                        34,851         28,390          71,643
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $71,454        $34,851         $28,390
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.


Vertex Pharmaceuticals Incorporated
Notes to Financial Statements

A. The Company

Vertex Pharmaceuticals Incorporated ("Vertex" or the "Company") uses a range of drug discovery technologies to identify, design and develop novel, orally deliverable compounds that have the potential to treat major human diseases. To date, the Company has not received any revenues from the sale of pharmaceutical products. The Company's revenues during 1997, 1996 and 1995 principally resulted from research support payments from corporate partners. The Company expects to incur significant operating losses over the next several years as a result of expenditures for its research and development programs.

The consolidated financial statements include the accounts of the Company and its subsidiaries: Altus Biologics Inc., Vertex Securities Corp. and Vertex Pharmaceuticals (Europe) Limited. All material intercompany transactions are eliminated. The Company sold its majority interest in Versal Technologies, Inc. at net book value during 1997 and currently accounts for its remaining 19% ownership under the cost method.

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

Cash and Cash Equivalents

Cash equivalents, which are money market funds and debt securities, are valued at cost plus accrued interest. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Changes in cash and cash equivalents may be affected by shifts in investment portfolio maturities as well as by actual cash receipts and disbursements. Financial instruments which potentially subject the Company to concentration of credit risk consist principally of money market funds and marketable securities. The Company places these investments in highly rated financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on these funds.


Investments

Investments consist of marketable securities which are classified as available-for-sale. Investments


                                    Page F-7
are stated at fair value with unrealized gains and losses included as a component of stockholders' equity until realized. The fair value of these securities is based on quoted market prices. Realized gains and losses are determined on the specific identification method and are included in investment income.

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

Basic and  Diluted Loss per Common Share

The Company adopted requirements relating to basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" as of the fourth quarter of 1997. Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock options using the treasury stock method. Common equivalent shares have not been included in the per-share calculations as the effect would be anti-dilutive. Total potential common equivalent shares consist of 4,702,000 stock options outstanding which has a weighted average excise price of $22.03 as of December 31, 1997.

Recently Issued Accounting Pronouncements

The FASB has recently issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This Statement requires that total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods is required for


                                    Page F-8
comparative purposes. The Company does not believe that this will have a material impact on net loss.

C.  Investments

Investments consist of the following at December 31 (in thousands):


                                              1997                               1996
                                     ------------------------------------------------------------
                                      Cost          Fair Value           Cost          Fair Value
                                     -------        -----------       ----------      -----------

Cash and cash equivalents
      Cash and money market funds    $43,072           $43,072         $21,253           $21,253
      Corporate debt securities       28,382            28,382          13,598            13,598
                                     -------           -------      ----------        ----------
Total cash and cash equivalents      $71,454           $71,454         $34,851           $34,851
                                      ======            ======          ======            ======
Investments
      US Government securities
         Due within 1 year            $4,719            $4,713          $7,555            $7,568
         Due within 1 to 5 years      40,167            40,200              --                --
      Corporate debt securities
         Due within 1 year            71,136            71,165          64,140            64,155
         Due within 1 to 5 years      69,771            69,851          23,780            23,785
         Due over 5 years             22,276            22,288              --                --
                                      ------            ------     -----------       -----------

Total Investments                   $208,069          $208,217         $95,475           $95,508
                                     =======           =======          ======            ======

Gross unrealized holding gains and losses at December 31, 1997 were $184,000 and $36,000, respectively, and at December 31, 1996 were $89,000 and $56,000, respectively. The effect of gross realized gains and losses on the financial statements for the years 1997, 1996 and 1995 was immaterial. Maturities stated are final maturities, the effective maturities for certain securities may be shorter in duration.

D.  Restricted Cash

On March 16, 1995, the Company signed a ten-year operating lease for additional facilities occupied in 1996. In accordance with the lease agreement, the Company was required to deposit approximately $2,316,000 with its bank to collateralize a conditional, stand-by letter of credit in the name of the landlord. The letter of credit is redeemable only if the Company defaults on the lease under specific criteria. These funds are restricted from the Company's use during the lease period, although the Company is entitled to all interest earned on the funds.

E.  Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):



                                                       1997              1996
                                                   --------           -------
Leasehold improvements                               $6,983            $4,719
Furniture and equipment                               4,511             2,260
Purchased software                                    2,823             2,418
Equipment under capital lease                        20,403            19,303
                                                   --------           -------
                                                     34,720            28,700
Less accumulated depreciation and amortization       23,625            20,037
                                                   --------           -------
                                                    $11,095            $8,663
                                                   --------           -------
                                                   --------           -------


The net book value of equipment under capital lease was $5,811,000 and $7,366,000 at December

                                    Page F-9

31, 1997 and 1996, respectively.


F.  Accrued Expenses

Accrued expenses consist of the following at December 31 (in thousands):

                                                    1997                1996
                                                --------             -------

Professional fees                                 $1,192              $1,196
Development contract costs                         2,663                 317
Payroll and benefits                               1,145                 567
Other                                              1,385                 675
                                                --------             -------
                                                  $6,385              $2,755
                                                --------             -------
                                                --------             -------


G.  Commitments, Capital Leases and  Debt Obligations

Capital Leases and  Debt Obligations

At December 31, 1997, long-term capital lease and debt obligations were due as follows (in thousands):


Year ended December 31,     Capital leases      Debt       Total
----------------------      --------------      ----       ------
1998                            $2,623          $276       $2,899
1999                             2,034           300        2,334
2000                             1,434           327        1,761
2001                             1,294           355        1,649
2002                                88           531          619
                            --------------     -----       ------

   Total                         7,473         1,789        9,262
                            --------------    ------       ------

Less amount representing
 interest payments                 847          --            847
                            --------------    ------       ------
Present value of minimum
lease and debt payments          6,626         1,789        8,415
Less current portion             2,234           276        2,510
                            --------------    ------      -------
                                $4,392        $1,513      $5,905
                            --------------    ------      -------
                            --------------    ------      -------



During 1997 and 1996, the Company financed under capital lease arrangements an aggregate of $1,179,000 and $3,727,000, respectively, of asset cost under its master lease agreements. At the end of the lease term, the Company has the right to either return the equipment to the lessor or purchase the equipment for fair market value at that time. These agreements have a term of four or five years, and require that the Company maintain a certain level of cash and investments.

Also during 1997, the Company financed under a master debt agreement, asset cost of $676,000 and $1,137,000 with interest rates of 8.59% and 8.38%, respectively. The Company has certain equipment designated as collateral under these agreements. These agreements have a term of five years, and require that the Company maintain a certain level of cash and investments.

Interest paid under capital leases and debt was $576,000 and $462,000 in 1997 and 1996, respectively. At December 31, 1997, the Company had availability under its 1997 master debt agreement to finance up to an additional $2,187,000 of equipment.

Commitments

The Company leases its facilities and certain equipment under operating leases. The Company's leases have terms through the year 2005. Noncancelable future minimum payments are as follows: $3,742,000 in 1998, $3,499,000 in 1999, and $3,326,000 in 2000, $2,786,000 in 2001 and $2,450,000 in 2002, and $6,515,000
thereafter. Rental expense was $3,363,000, $3,063,000



                                    Page F-10
and $1,281,000 in 1997, 1996 and 1995, respectively.

The Company has certain license and maintenance contracts that contain future, committed payments for the support and upgrade of specific software programs currently used in research. For the years 1998, 1999, 2000 and 2001 these amounts are $210,000, $314,000, $343,000 and $349,000, respectively.


H.  Income Taxes

The Company's federal statutory income tax rate for 1997, 1996 and 1995 was 34%. The Company recorded no income tax benefit for 1997, 1996 and 1995 and recorded a full valuation allowance against net operating losses due to uncertainties related to realizability of these tax assets.

Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes at December 31, were as follows (in thousands):


                                             1997              1996
                                     ----------------   ----------------
Net operating loss                         $38,434            $30,567
Tax credits carryforward                     5,829              4,089
Property, plant and equipment                1,211              1,253
Other                                          468                526
                                     ----------------   ----------------

Gross deferred tax asset                    45,942             36,435
Valuation allowance                        (45,942)           (36,435)
                                     ----------------   ----------------

Net deferred tax balance                   $  --              $  --
                                     ----------------   ----------------
                                     ----------------   ----------------



For federal income tax purposes, as of December 31, 1997, the Company has regular tax net operating loss carryforwards of approximately $113,040,000 and $5,829,000 of tax credits, which may be used to offset future income. These net operating loss carryforwards expire beginning in 2005, and the tax credit carryforwards begin to expire in 2004.

The amount of tax credits and net operating loss carryforwards that the Company may utilize in any one year is limited in accordance with Internal Revenue Code
Section 382. This limitation arises whenever a cumulative change in ownership in excess of 50% occurs. A change of ownership has occurred which will limit the amount of net operating loss and tax credits available prior to the change. There may also be further changes of ownership subsequent to 1997 which may also limit the amount of net operating loss and tax credit utilization in a subsequent year.

I.  Common and Preferred Stock

Common Stock

In June 1997, Eli Lilly and Company ("Lilly") purchased 263,922 shares of the Company's common stock for $10,000,000. In March 1997, the Company completed a public offering of 3,450,000 shares of its common stock at a price of $45.50 per share with net proceeds to the Company of approximately $148,810,000. In August 1996, the Company completed a public


                                    Page F-11
offering of 3,450,000 shares of its Common Stock at a price of $24 per share with net proceeds to the Company of approximately $77,515,000. In June 1996, Glaxo Wellcome purchased 151,792 shares of the Company's Common Stock for approximately $5,000,000.

During 1997, the Company increased the authorized number of shares of Common Stock by 50,000,000 shares to 100,000,000 shares. At December 31, 1997, 6,690,318 shares of the Company's Common Stock were reserved for exercise of Common Stock options granted or to be granted under its 1991 Stock Option Plan, 1994 Stock and Option Plan, and 1996 Stock and Option Plan, 47,999 shares were reserved for exercise of certain other options granted in 1991, 114,219 shares of Common Stock were reserved for issuance under the Company's 401(k) Plan, and 113,898 shares of Common Stock were reserved for issuance under the Company's Employee Stock Purchase Plan.

Stock Option Plans

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. However, pro forma disclosures as if the Company adopted the cost recognition requirements under FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in 1997, 1996 and 1995 are presented below. Compensation expense of $66,000 was recognized during 1997. No compensation expense was recognized for these plans in 1996 and 1995.

The Company has reserved 4,000,000 shares under its 1991 Stock Option Plan (the "1991 Plan") and 1994 Stock and Option Plan (the "1994 Plan"). The Company's 1996 Stock and Option Plan (the "1996 Plan"; together with the 1991 Plan and the 1994 Plan, the "Plans") reserved an additional 3,250,000 shares, of which 1,250,000 shares were reserved during 1997. Under the 1994 Plan and the 1996 Plan, stock rights, which are either (i) incentive stock options, (ii) non-qualified stock options ("NQSOs"), or (iii) award shares of Common Stock or the opportunity to make a direct purchase of shares of Common Stock ("Stock Awards"), may be granted to employees (including officers and directors who are employees), consultants, advisors and non-employee directors (NQSOs and stock awards only), either as options intended to qualify as "incentive stock options" under the Internal Revenue Code or as non-qualified stock options. Incentive stock options granted under the Plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Non-qualified stock options may be granted at an exercise price established by the Compensation Committee of the Board of Directors, which may be less than, equal to or greater than the fair value of the Common Stock on the date of grant. Vesting periods, generally four or five years, are determined by the Compensation Committee. Incentive stock options granted under the Plans must expire not more than ten years from the date of grant.

                                   Page F-12

Stock option activity for the years ended December 31, 1997, 1996 and 1995 is as follows (shares in thousands):


                                     1997                       1996                       1995
                            ----------------------     -----------------------   ------------------------
                                        Weighted                   Weighted                    Weighted
                                         Average                    Average                     Average
                                        Exercise                   Exercise                    Exercise
                             Shares       Price        Shares        Price       Shares          Price
                            ---------  -----------  -----------   ----------   ----------    -----------
Outstanding at
  beginning of year           4,033        $18.98        3,196       $14.63        2,523          $13.13
Granted                       1,257        $29.78        1,056       $31.11          829          $18.77
Exercised                     (375)        $13.97        (139)       $12.96         (42)          $11.48
Canceled                      (213)        $23.99         (80)       $16.11        (114)          $12.51
                              -----                       ----                     -----

Outstanding at end
  of year                     4,702        $22.03        4,033       $18.98        3,196          $14.63
                              -----                      -----                     -----

Options exercisable
  at year-end                 1,944        $16.50        1,625       $13.92        1,152          $12.99
                              -----                      -----                     -----

Weighted average fair
  value of options granted
  during the year            $13.94                     $15.04                     $9.05
                             ------                     ------                     -----

The fair value of each option granted during 1997, 1996 and 1995 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of 5.18 years for the 1997 grants and 5.41 years for the 1996 and 1995 grants (2) expected volatility of 44.7% for the 1997 grants and 42% for the 1996 and 1995 grants (3) risk-free interest rate of 5.5% for the 1997 grants and 6.30% for the 1996 and 1995 grants and (4) no dividend yield.

The following table summarizes information about stock options outstanding and exercisable at December 31, 1997 (shares in thousands):


                                       Options Outstanding                  Options Exercisable
                        -----------------------------------------------  ------------------------
                                             Weighted         Weighted                   Weighted
                                              Average          Average                    Average
    Range of              Number             Remaining        Exercise      Number       Exercise
  exercise prices       Outstanding      Contractual Life       Price     Exercisable      Price
-----------------       -----------     ------------------   ----------  ------------    --------
$ 6.48 - $13.63             1,069              5.89            $11.58           824       $11.41
$13.75 - $19.00             1,416              6.89            $17.09           858       $16.57
$19.50 - $27.34               976              9.84            $27.07            22       $24.12
$27.38 - $33.06               945              8.99            $30.99           179       $31.01
$33.19 - $49.13               296              9.41            $38.12            61       $38.80
                              ---                                             -----

$ 6.48 - $49.13             4,702              7.85            $22.03        1,944        $16.50
                            -----                                            -----

                                   Page F-13

Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan, substantially all permanent employees may, through payroll withholdings, purchase shares of the Company's Common Stock at a price of 85% of the lesser of fair market value at the beginning or end of each six-month withholding period. During 1997, 26,213 shares were issued at an average price of $28.00 per share. During 1996, 32,296 shares of Common Stock at an average price of $19.21 per share were issued to employees under the plan. During 1995, 42,445 shares of Common Stock at a price of $11.26 per share were issued to employees under the plan. Had the Company adopted SFAS 123, the weighted average fair value of each purchase right granted during 1997, 1996 and 1995 would have been $9.16, $5.76 and $3.25, respectively. The fair value was estimated at the beginning of the withholding period using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of one half year for all years (2) expected volatility of 51%, 41% and 35% for 1997, 1996 and 1995 respectively (3) risk-free interest rate of 5.43% for 1997, 5.50% for 1996 and 1995 and (4) no dividend yield.

Pro forma Disclosures

Had compensation cost for the Company's 1997, 1996 and 1995 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss and net loss per share for 1997, 1996 and 1995 would approximate the pro forma amounts below (in thousands except per share data):




                                                  1997      1996       1995
                                                  ----      ----       ----
Net loss                           As reported  $(19,831)   $(40,005)  $(21,528)
                                   Pro forma    $(25,154)   $(42,025)  $(21,750)

Basic and diluted loss per share   As reported   $ (0.82)     $(2.13)    $(1.25)
                                   Pro forma     $ (1.04)     $(2.24)    $(1.26)

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts since SFAS 123 does not apply to awards prior to 1995 and additional awards in future years are anticipated.

Warrants

During 1995, all remaining warrants, originally issued in connection with equipment lease financing transactions, were exercised in non-cash, net exercise transactions to acquire an aggregate of 16,801 shares of Common Stock.

Rights

Each holder of a share of outstanding Common Stock also holds one share purchase right (a "Right") for each share of Common Stock. Each Right entitles the holder to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock, $.01 par value (the "Junior Preferred Shares"), of the Company at a price of $270 per one one-hundredth of a Junior Preferred Share (the "Purchase Price"). The Rights are not exercisable until the earlier of acquisition by a person or group of 15% or more of the outstanding Common Stock (an "Acquiring Person") or the announcement of an intention to make or commencement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Stock. In the event that any person or group becomes an Acquiring Person, each holder of a Right other than the Acquiring Person will thereafter have the right to receive upon exercise that number of shares of Common Stock

                                   Page F-14
having a market value of two times the Purchase Price and, in the event that the Company is acquired in a business combination transaction or 50% or more of its assets are sold, each holder of a Right will thereafter have the right to receive upon exercise that number of shares of Common Stock of the acquiring company which at the time of the transaction will have a market value of two times the Purchase Price. Under certain specified circumstances, the Board of Directors of the Company may cause the Rights (other than Rights owned by such person or group) to be exchanged, in whole or in part, for Common Stock or Junior Preferred Shares, at an exchange rate of one share of Common Stock per Right or one one-hundredth of a Junior Preferred Share per Right. At any time prior to the acquisition by a person or group of beneficial ownership of 15% or more of the outstanding Common Stock, the Board of Directors of the Company may redeem the Rights in whole at a price of $.01 per Right.

J.  Collaborative Research and Development Agreements

The Company and Kissei Pharmaceutical Co., Ltd. ("Kissei") are collaborating to design inhibitors of p38 MAP kinase and to develop them as novel, orally active drugs for the treatment of inflammatory and neurological diseases. Under the terms of the agreement, Kissei will pay the Company up to $22 million composed of a $4 million license payment, $11 million of product research funding over three years and $7 million of development and commercialization milestone payments. From the inception of the agreement in September 1997 through December 31, 1997, $5,500,000, including a $4,000,000 license payment in September 1997, has been recognized as revenue. The Company and Kissei will collaborate to identify and evaluate compounds that target p38 MAP kinase. Kissei will have the right to develop and commercialize these compounds in its licensed territories. Kissei has exclusive rights to p38 MAP kinase compounds in Japan and certain Southeast Asian countries and semi-exclusive rights in China, Taiwan and South Korea. The Company retains exclusive marketing rights in the United States, Canada, Europe, and the rest of the world. In addition, the Company will have the right to supply bulk drug material to Kissei for sale in its territory, and will receive royalties and drug supply payments on future product sales, if any. Kissei has the right to terminate the agreement without cause upon six months' notice after June 1998. Revenues earned from Kissei under the MAP kinase agreement were $5,500,000 in 1997.

The Company and Lilly are collaborating on designing inhibitors of the hepatitis C protease enzyme and to develop them as novel drugs to treat hepatitis C infection. Under the terms of the agreement, Lilly will pay the Company up to $51 million composed of a $3 million up-front payment paid in June 1997, $33 million of product research funding over six years and $15 million of development and commercialization milestone payments. From the inception of the agreement in June 1997 through December 31, 1997, $5,694,000, including a $3,000,000 up-front payment, has been recognized as revenue. The Company and Lilly will jointly manage the research, development, manufacturing and marketing of drug candidates emerging from the collaboration. The Company will have primary responsibility for drug design, process development and pre-commercial drug substance manufacturing, and Lilly will have primary responsibility for formulation, preclinical and clinical development and global marketing. The Company has the option to supply 100 percent of Lilly's commercial drug substance supply needs. The Company will receive royalties on future product sales, if any. If the Company exercises its commercial supply option, the Company will receive drug supply payments in addition to royalties on future product sales, if any. Lilly has the right to terminate the agreement without cause upon six months' notice after June 1999. In connection with this collaboration, Lilly purchased 263,922 shares of the Company's common stock for $10,000,000. Revenues earned from Lilly were $5,694,000 in 1997.

The Company and BioChem Therapeutic Inc. ("BioChem") are collaborating on the development and commercialization in Canada of Incel(TM) (VX-710), Vertex's lead multidrug resistance reversal agent. Under the development agreement, BioChem is obligated to pay Vertex up to $4,000,000

                                   Page F-15
comprised of an initial licensing fee of $500,000 and development and commercialization milestones payments. From the inception of the agreement in May 1996 through the year ended December 31, 1997, $750,000 has been recognized as license and research revenue. BioChem will fund development of Incel in Canada, including Phase II clinical trials in two different cancer indications currently underway. Vertex will supply BioChem's clinical and commercial drug supply needs. In 1996, the Company also received additional revenues related to the sale of clinical trial material to BioChem. BioChem will pay Vertex a portion of its net sales, which will cover Vertex's cost of supplying material and will provide a profit to Vertex. BioChem has the right to terminate the agreement without cause upon six months' notice. Termination will relieve BioChem of any further payment obligations and will end any license granted to BioChem by Vertex under the agreement. Revenues earned from BioChem were $251,000 and $577,000 in 1997 and 1996, respectively.

In October 1995, the Company and Alpha Therapeutic Corporation ("Alpha") entered into an agreement to collaborate on the development and commercialization of VX-366 for the treatment of sickle cell disease and beta thalassemia. From the inception of the agreement in October 1995 through August, 1997, $500,000 has been recognized as revenue. During 1997 and 1996 the Company received additional revenues related to the sale of clinical trial material to Alpha. Revenues earned from Alpha were $13,000, $225,000 and $500,000 in 1997, 1996 and 1995, respectively. In August 1997, the Company and Alpha terminated this agreement.

The Company and Glaxo Wellcome plc ("Glaxo Wellcome") are collaborating on the development of compounds in connection with the Company's HIV Program. Under the collaborative agreement, Glaxo Wellcome agreed to pay the Company up to $42,000,000 comprised of a $15,000,000 initial license payment paid in 1993, $14,000,000 of product research funding over five years and $13,000,000 of development and commercialization milestone payments. From the inception of the agreement in December 1993 through the year ended December 31, 1997, $28,000,000 has been recognized as revenue. Glaxo Wellcome is also obligated to pay to the Company additional development and commercialization milestone payments for subsequent drug candidates. In addition, Glaxo Wellcome agreed to bear all costs of development in its territory of drug candidates under the collaboration. In 1996 and 1995, the Company received additional revenue related to reimbursements for clinical development. Under the agreement, Glaxo Wellcome is also required to pay Vertex a royalty on sales. Glaxo Wellcome has the right to terminate the research collaboration without cause upon twelve months' notice given at any time and has the right to terminate the license arrangements without cause upon twelve months' notice given at any time provided such notice is not given before the research collaboration has been terminated. Termination by Glaxo Wellcome of the research collaboration will relieve Glaxo Wellcome of its obligation to make further research support payments under the agreement. Termination by Glaxo Wellcome of the license arrangements under the agreement will relieve it of its obligation to make further commercialization and development milestone and royalty payments and will end any license granted to Glaxo Wellcome by Vertex thereunder. Revenues earned from Glaxo Wellcome were $3,275,000, $6,289,000 and $10,053,000 for 1997, 1996 and 1995. In June 1996, the Company and Glaxo Wellcome obtained a worldwide, non-exclusive license under certain G.D. Searle & Co. ("Searle") patent applications in the area of HIV protease inhibition. Vertex paid $15,000,000 and Glaxo Wellcome paid $10,000,000 to Searle for the license. The Company also agreed to pay Searle a royalty on sales of amprenavir (VX-478), the Company's lead HIV compound.

The Company and Hoechst Marion Roussel ("HMR") are collaborating on the development of the interleukin-1 beta converting enzyme inhibitors, VX-740 as an anti-inflammatory agent. Under the collaborative agreement, HMR is obligated to pay the Company up to $30,500,000, comprised of $18,500,000 of product research funding over five years and $12,000,000 of development and commercialization milestone payments. From the inception of the agreement in September 1993 through the year ended December 31, 1997, $21,500,000, including a $3,000,000 milestone

                                   Page F-16
payment in December 1997 on the commencement of formal preclinical development, has been recognized as revenue. The Company received additional revenue related to reimbursements for clinical development in 1997. HMR has the right to terminate the agreement without cause upon twelve months' notice at any time. For a period of one year after any such termination, HMR retains the right to select one or more compounds for development and to license such compound or compounds from Vertex, provided HMR resumes all research funding and commercialization milestone payments and makes all such payments that would otherwise have been due but for such termination. Otherwise, in the case of such termination, all rights to compounds developed under the research and license agreements will revert to Vertex. The Company also received additional revenue related to reimbursement for patent filings in HMR's territories. Revenues earned under the HMR agreement were $8,660,000, $4,196,000 and $3,749,000 in 1997, 1996 and 1995, respectively. Product research funding under this agreement ended on December 31, 1997.

The Company and Kissei are collaborating on the research and development of compounds in connection with the Company's HIV Program. Under the collaborative agreement, Kissei is obligated to pay the Company up to $20,000,000, comprised of $9,800,000 of product research funding through 1995, $7,000,000 of development milestone and territory option payments and a $3,200,000 equity investment. From the inception of the agreement in April 1993 through the year ended December 31, 1997, $14,642,000 has been recognized as revenue. The Company received additional revenue related to reimbursements for clinical development in 1997, 1996 and 1995. During 1997, the Company also received $4,000,000 related to reimbursements of certain development costs. Under the collaboration, Kissei is also required to pay Vertex a royalty on sales. Revenues earned under this Kissei agreement were $4,310,000, $692,000 and $5,370,000 in 1997, 1996 and 1995, respectively.
Product research funding under this agreement ended at December 31, 1995.

The Company and Chugai Pharmaceutical Co., Ltd. ("Chugai") entered into a collaborative agreement for research and development of immunosuppressive compounds in conjunction with Vertex's Autoimmune Diseases Program. Research funding under this agreement ended in the first half of 1995 and the research collaboration ended in October of 1995. Revenues earned under the Chugai Agreement were $34,000 and $1,915,000 in 1996 and 1995, respectively.


K.  Employee Benefits

The Company has a 401(k) retirement plan in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to statutory limitations. For 1997, the Company declared discretionary matching contributions to the plan in the aggregate amount of $482,000, payable in the form of shares of the Company's Common Stock. Of these shares, 6,458 were issued as of December 31, 1997 with the remaining 7,113 issuable in 1998. For 1996, the Company declared discretionary matching contributions to the plan in the aggregate amount of $426,000, payable in the form of shares of the Company's Common Stock. Of these shares, 7,013 were issued as of December 31, 1996 with the remaining 5,278 issued in 1997. For 1995, the Company declared discretionary matching contributions to the plan in the aggregate amount of $354,000, payable in the form of 17,469 shares of the Company's Common Stock, issued in 1996.

L. Related Party

A sibling of the Company's President is a partner in the law firm representing the Company to which $394,000, $472,000 and $255,000 in legal fees were paid in 1997, 1996 and 1995, respectively.

                                   Page F-17

              Exhibits Filed With This Annual Report on Form 10-K:


  Exhibit                                                    Exhibit
  Number                                                   Description
-----------                                                ------------
   3.1      Restated Articles of Organization filed with the Commonwealth of Massachusetts on July 31, 1991.

   3.2      Articles of Amendment Filed with the Commonwealth of Massachusetts on June 4, 1997.

   3.3      Certificate of Vote of Directors Establishing a Series of a Class of Stock, as filed with the Secretary of the Commonwealth of Massachusetts on July 31, 1991.

  10.4      Amendment to 1996 Stock and Option Plan adopted December 12, 1997.*

  10.17     Second Amendment, dated 1 February 1998, to Lease between Fort Washington Realty Trust and the Company dated March 1 1993.

  10.20     Second Amendment to Lease and Option Agreement dated June 12, 1997 between Fort Washington Realty Trust and the Company.

  21        Subsidiaries of the Company.

  23        Consent of Independent Accountants.

  27        Financial Data Schedule (submitted as an exhibit only in the electronic format of this format of this
            Annual Report on Form 10-K submitted to the Securities and Exchange Commission.

------------------------

*    Compensatory plan or agreement applicable to management and employees.