Form 10-Q
period 1998-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 1998-05-13
CIK 875320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
    For the quarterly period ended March 31, 1998
                                        OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
    For the transition period from to


                        Commission File Number 000-19319

                       Vertex Pharmaceuticals Incorporated
             (Exact name of registrant as specified in its charter)


       Massachusetts                                        04-3039129
(State or other jurisdiction                              (I.R.S. Employer
incorporation or organization)                            Identification No.)


                   130 Waverly Street, Cambridge, 02139-4242
          (Address of principal executive offices, including zip code)


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

                               YES   X    NO
                                   -----     -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                     25,288,904
          Class                                      Outstanding at May 6, 1998

                       VERTEX PHARMACEUTICALS INCORPORATED

                                      INDEX



                                                                          Page

Part I. -  Financial Information
  Item 1.   Condensed Consolidated Financial Statements

              Report of Independent Accountants                            3

              Condensed Consolidated Balance Sheets -
                       March 31, 1998 and December 31, 1997                4

              Condensed Consolidated Statements of Operations -
                       Three Months Ended March 31, 1998 and 1997          5

              Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 1998 and 1997          6

              Notes to Condensed Financial Statements                      7

  Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 8


Part II. -  Other Information                                             11

Signatures                                                                12


                        Report of Independent Accountants

To the Board of Directors and Stockholders of Vertex Pharmaceuticals
Incorporated:

We have reviewed the condensed consolidated balance sheet of Vertex Pharmaceuticals Incorporated as of March 31, 1998, and the related condensed consolidated statements of income and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Coopers & Lybrand L.L.P.

Boston, Massachusetts
April 22, 1998

                       VERTEX PHARMACEUTICALS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)


                                                      March 31,     December 31,
                                                         1998            1997
                                                      ---------     ------------
                                                     (Unaudited)

                                    ASSETS
Current assets:
      Cash and cash equivalents                       $  58,446      $  71,454
      Short-term investments                            207,428        208,217
      Prepaid expenses and other current assets           1,662          1,952
                                                      ---------      ---------

           Total current assets                         267,536        281,623

Restricted cash                                           2,316          2,316
Property and equipment, net                              12,381         11,095
Other assets                                              1,113            570
                                                      ---------      ---------

      Total assets                                    $ 283,346      $ 295,604
                                                      ---------      ---------
                                                      ---------      ---------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Obligations under capital lease and debt           $   2,537      $   2,510
   Accounts payable and accrued expenses                  6,174         10,632
   Deferred revenue                                        --              556
                                                      ---------      ---------

   Total current liabilities                              8,711         13,698
                                                      ---------      ---------

Obligations under capital leases and debt,
     excluding current portion                            6,209          5,905
                                                      ---------      ---------

     Total liabilities                                   14,920         19,603
                                                      ---------      ---------

Stockholders' equity:
     Common stock                                           253            252
     Additional paid-in capital                         393,312        392,372
     Accumulated other comprehensive income                  50            152
     Accumulated deficit                               (125,189)      (116,775)
                                                      ---------      ---------

     Total stockholders' equity                         268,426        276,001
                                                      ---------      ---------
     Total liabilities and stockholders' equity       $ 283,346      $ 295,604
                                                      ---------      ---------
                                                      ---------      ---------



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      1998          1997
                                                      ----          ----
Revenues:
   Collaborative and other research and development   $  3,173    $  4,660
   Interest income                                       3,996       2,258
                                                      --------    --------

       Total revenues                                    7,169       6,918
                                                      --------    --------

Costs and expenses:
   Research and development                             12,182      10,314
   General and administrative                            3,253       2,218
   Interest                                                148         152
                                                      --------    --------

       Total costs and expenses                         15,583      12,684
                                                      --------    --------

Net loss                                              $ (8,414)   $ (5,766)
                                                      --------    --------
                                                      --------    --------

Basic and diluted net loss per common share             $(0.33)     $(0.26)
                                                      --------    --------
                                                      --------    --------

Basic and diluted weighted average number of
  common shares outstanding                            25,250      21,975
                                                      --------    --------
                                                      --------    --------



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1998           1997
                                                         ----           ----
Cash flows from operating activities:
     Net loss                                         $  (8,414)   $  (5,766)

     Adjustment to reconcile netloss to
      net cash used by operating activities:

          Depreciation and amortization                     932          814
     Changes in assets and liabilities:
          Prepaid expenses and other
            current assets                                  290          104
          Accounts payable and accrued
              expenses                                   (4,458)       2,116
          Deferred revenue                                 (556)        --
                                                      ---------    ---------

              Net cash provided (used) by
                     operating activities               (12,206)      (2,732)
                                                      ---------    ---------

 Cash flows from investing activities:
         Short-term investments                             686      (94,997)
         Expenditures for property and equipment         (2,218)      (2,260)
         Other assets                                      (543)         (75)
                                                      ---------    ---------
                  Net cash provided (used) by
                    investing activities                 (2,075)     (97,332)
                                                      ---------    ---------

Cash flows from financing activities:
      Proceeds from public offering of common stock        --        148,810
      Other issuances of common stock                       941        1,692
      Proceeds from equipment sale/leaseback              1,004          343
      Repayment of capital lease obligations               (673)        (698)
                                                      ---------    ---------
             Net cash provided (used) by
                 financing activities                     1,272      150,147
                                                      ---------    ---------

Effect of exchange rate changes on cash                       1           (7)
                                                      ---------    ---------

Increase (decrease) in cash and cash equivalents        (13,008)      50,076
Cash and cash equivalents at beginning of period         71,454       34,851
                                                      ---------    ---------

Cash and cash equivalents at end of period            $  58,446    $  84,927
                                                      ---------    ---------
                                                      ---------    ---------

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

     Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1998 and 1997.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended December 31, 1998. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, which are contained in the Company's 1997 Annual Report to its shareholders and in its Form 10-K filed with the Securities and Exchange Commission.

2.   Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Changes in cash and cash equivalents may be affected by shifts in investment portfolio maturities as well as by actual net cash receipts or disbursements.

3.   Basic and Diluted Loss per Common Share

     Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method. Common equivalent shares have not been included in the per share calculations as the effect would be anti-dilutive. Total potential common equivalents shares consist of 4,697,158 stock options outstanding with a weighted average exercise price of $22.24 as of March 31, 1998.

                       VERTEX PHARMACEUTICALS INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


4.   Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its statement of stockholders' equity. For the quarters ended March 31, 1998 and 1997 total comprehensive loss was as follows (in thousands):


                                             March 31, 1998    March 31, 1997
                                             --------------    --------------

Net loss                                         $(8,414)         $(5,766)

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments    (103)            (348)
Foreign currency translation adjustment                1               (7)
                                                 -------          -------

Total other comprehensive income (loss)             (102)            (355)
                                                 -------          -------

Total comprehensive loss                         $(8,516)         $(6,121)
                                                 -------          -------
                                                 -------          -------



                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements which are subject to certain risks and uncertainties that can cause actual results to differ materially from those described. Factors that may cause such differences include but are not limited to those described in the section of the Company's annual report on Form 10-K entitled "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date hereof.

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

Results of Operations

Three Months Ended March 31, 1998 Compared with Three Months Ended March 31,
1997.

     The Company's total revenues increased to $7,169,000 in the first quarter of 1998 from $6,918,000 in the first quarter of 1997. In the first quarter of 1998, revenues consisted of $2,958,000 under the Company's collaborative agreements, $3,996,000 in investment income, and $215,000 in government grants and other income. In the first quarter of 1997, the Company received $4,237,000 in revenue from its collaborative agreements, $2,258,000 in interest received on invested funds and $423,000 from government grants and other revenue. Total revenue in the first quarter of 1998 includes greater investment income from higher levels of cash and investment balances which offset lower collaborative revenues. Lower collaborative revenue during first quarter of 1998 as compared to the first quarter of 1997 was principally due to a $2,000,000 payment in the first quarter of 1997 from Kissei Pharmaceutical Co. Ltd. ("Kissei") associated with a clinical trial of amprenavir, Vertex's HIV protease inhibitor. In addition, the product research funding requirements under the HMR agreement ended on December 31, 1997. This was partially offset by ongoing product research funding from agreements signed with Eli Lilly and Company in June 1998 and Kissei in September 1998.

     The Company's total costs and expenses increased to $15,583,000 in the first quarter of 1998 from $12,684,000 in the first quarter of 1997. Research and development expenses increased to $12,182,000 in the first quarter of 1998 from $10,314,000 in the first quarter of 1997 principally due to the commencement of preclinical development activities for drug candidates in the ICE and Neurophilins programs as well as the continued expansion of the Company's core scientific staff. In addition, general and administrative expenses increased to $3,253,000 in the first quarter of 1998 from $2,218,000 in the first quarter of 1997. The increase in general and administrative expense principally reflects the impact of personnel additions and an increase in marketing activities. Interest expense decreased to $148,000 in the first quarter of 1998 from $152,000 in the first quarter of 1997 due to lower interest rates on higher levels of equipment lease financing during the year. The Company expects that research and development as well as general and administrative expenses will continue to increase as the Company starts new research projects, advances current clinical and preclinical candidates, and expands its marketing and business development activities.

     The Company recorded a net loss of $8,414,000 or $0.33 per share in the first quarter of 1998 compared to a net loss of $5,766,000 or $0.26 per share in the first quarter of 1997.

Liquidity and Capital Resources

     The Company's operations have been funded principally through strategic collaborative agreements, public offerings and private placements of the Company's equity securities, equipment lease financing, government grants and investment income. The Company expects to incur increased research and development and related supporting expenses and, consequently, may continue to experience losses on a quarterly and annual basis as it continues to develop existing and future compounds and to conduct clinical trials of potential drugs. The Company also expects to incur substantial administrative and commercialization expenditures in the future and additional expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property rights.

     The Company expects to finance these substantial cash needs with its existing cash and investments of approximately $266 million at March 31, 1998, together with investment income earned thereon, future payments under its existing collaborative agreements, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The Company believes that its existing cash and investments should be sufficient to meet its anticipated requirements for at least the next two years.

     The Company's aggregate cash and investments decreased by $13,797,000 during the three months ended March 31, 1998 to $265,874,000. Cash used by operations, principally to fund research and development activities, was $12,206,000 during the same period. In addition to the net loss of approximately $8,414,000, cash was used by operations to significantly decrease accounts payable and accrued expenses in the amount of $4,458,000 which was related to development expenses incurred in 1997 for the Company's cancer MDR, autoimmune and inflammation projects. The Company also expended $2,218,000 during this period to acquire property and equipment, principally for research equipment and facilities. During the first quarter of 1998, the Company entered into equipment lease financing in the aggregate amount of $1,004,000 and repaid $673,000 of its lease obligations.

     The Company adopted requirements relating to comprehensive income in accordance with the Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This Statement requires that total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements.

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

                                       VERTEX PHARMACEUTICALS INCORPORATED




Date:  May 13, 1998                    /s/Thomas G. Auchincloss. Jr
                                       ----------------------------
                                       Thomas G. Auchincloss, Jr.
                                       Vice President of Finance and Treasurer
                                       (Principal Financial Officer)



Date:  May 13, 1998                    /s/ Hans D. van Houte
                                       ---------------------
                                       Hans D. van Houte
                                       Controller
                                       (Principal Accounting Officer)