Form 10-Q
period 1998-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 1998-08-14
CIK 875320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended June 30, 1998
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from to


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

                               YES __X__ NO _____


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                      25,313,548
--------------------------------------            ------------------------------
               Class                              Outstanding at August 10, 1998



                       VERTEX PHARMACEUTICALS INCORPORATED

                                      INDEX



                                                                                                     Page
                                                                                                     ----

Part I. -  Financial Information
      Item 1.   Condensed Consolidated Financial Statements

                  Report of Independent Accountants                                                    3

                  Condensed Consolidated Balance Sheets -
                           June 30, 1998 and December 31, 1997                                         4

                  Condensed Consolidated Statements of Operations -
                           Three Months Ended June 30, 1998 and 1997                                   5

                  Condensed Consolidated Statements of Operations -
                           Six Months Ended June 30, 1998 and 1997                                     6

                  Condensed Consolidated Statements of Cash Flows -
                           Six Months Ended June 30, 1998 and 1997                                     7

                  Notes to Condensed Financial Statements                                              8

      Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                        10


Part II. -  Other Information                                                                        13

Signatures                                                                                           14



                        Report of Independent Accountants

To the Board of Directors and Stockholders of Vertex Pharmaceuticals
Incorporated:

We have reviewed the condensed consolidated balance sheet of Vertex Pharmaceuticals Incorporated as of June 30, 1998, and the related condensed consolidated statements of operations and cash flows for the three month and six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Boston, Massachusetts
July 22, 1998

                       VERTEX PHARMACEUTICALS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)

                                                                      June 30,             December 31,
                                                                        1998                    1997
                                                                        ----                    ----
                                     ASSETS

Current assets:
     Cash and cash equivalents                                        $   36,274                $  71,454
     Short-term investments                                              219,864                  208,217
     Prepaid expenses and other current assets                             1,788                    1,952
                                                                      ----------                ---------

           Total current assets                                          257,926                  281,623

Restricted cash                                                            2,316                    2,316
Property and equipment, net                                               13,617                   11,095
Other assets                                                               1,041                      570
                                                                      ----------                ---------

           Total assets                                               $  274,900                $ 295,604
                                                                      ----------                ---------
                                                                      ----------                ---------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Obligations under capital lease and debt                         $    2,678                $   2,510
     Accounts payable and accrued expenses                                 5,998                   10,632
     Deferred revenue                                                        ---                      556
                                                                      ----------                ---------
           Total current liabilities                                       8,676                   13,698
                                                                      ----------                ---------
Obligations under capital leases and debt,
     excluding current portion                                             6,885                    5,905
                                                                      ----------                ---------
           Total liabilities                                              15,561                   19,603
                                                                      ----------                ---------
Stockholders' equity:
     Common stock                                                            253                      252
     Additional paid-in capital                                          393,837                  392,372
     Accumulated other comprehensive income                                  240                      152
     Accumulated deficit                                                (134,991)                (116,775)
                                                                      ----------               ----------
                  Total stockholders' equity                             259,339                  276,001
                                                                      ----------               ----------
           Total liabilities and stockholders' equity                 $  274,900               $  295,604
                                                                      ----------               ----------
                                                                      ----------               ----------


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                                          Three Months Ended June 30,
                                                                       ----------------------------------
                                                                          1998                       1997
                                                                          ----                       ----
Revenues:
     Collaborative and other research and development                  $   3,247                 $  8,320
     Investment income                                                     3,905                    3,835
                                                                       ---------                 --------
           Total revenues                                                  7,152                   12,155
                                                                       ---------                 --------
Costs and expenses:
     Research and development                                             12,631                   10,798
     General and administrative                                            4,164                    2,624
     Interest                                                                159                      145
                                                                       ---------                 --------
           Total costs and expenses                                       16,954                   13,567
                                                                       ---------                 --------
Net loss                                                               $  (9,802)                $ (1,412)
                                                                       ---------                 --------
                                                                       ---------                 --------
Basic and diluted net loss per common share                            $   (0.39)                $  (0.06)
                                                                       ---------                 --------
                                                                       ---------                 --------
Basic and diluted weighted average number of
     common shares outstanding                                            25,289                   24,722
                                                                       ---------                 --------
                                                                       ---------                 --------










                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                           1998                   1997
                                                                           ----                   ----

Revenues:
     Collaborative and other research and development                  $   6,420                $  12,980
     Investment income                                                     7,901                    6,093
                                                                       ---------                ---------
           Total revenues                                                 14,321                   19,073
                                                                       ---------                ---------
Costs and expenses:
     Research and development                                             24,813                   21,112
     General and administrative                                            7,417                    4,841
     Interest                                                                307                      298
                                                                       ---------                ---------
          Total costs and expenses                                       32,537                    26,251
                                                                       ---------                ---------
Net loss                                                               $ (18,216)               $  (7,178)
                                                                       ---------                ---------
                                                                       ---------                ---------
Basic and diluted net loss per common share                            $   (0.72)               $   (0.31)
                                                                       ---------                ---------
                                                                       ---------                ---------
Basic and diluted weighted average number of
     common shares outstanding                                            25,270                   23,356
                                                                       ---------                ---------
                                                                       ---------                ---------









                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                          Six months ended June 30,
                                                                          -------------------------
                                                                         1998                     1997
                                                                         ----                     ----

Cash flows from operating activities:
     Net loss                                                         $ (18,216)                $  (7,178)
     Adjustment to reconcile net loss to
        net cash used by operating activities:
           Depreciation and amortization                                  1,975                     1,644
     Changes in assets and liabilities:
           Prepaid expenses and other
                current assets                                              164                       149
           Accounts payable and accrued
                expenses                                                 (4,634)                    1,251
           Deferred revenue                                                (556)                    1,056
                                                                      ---------                 ---------
                Net cash provided (used) by
                    operating activities                                (21,267)                   (3,078)
                                                                      ---------                 ---------

Cash flows from investing activities:
     Short-term investments                                             (11,559)                   (2,116)
     Expenditures for property and equipment                             (4,497)                   (2,988)
     Other assets                                                          (471)                     (165)
                                                                      ---------                 ---------
           Net cash provided (used) by
                investing activities                                    (16,527)                   (5,269)
                                                                      ---------                 ---------

Cash flows from financing activities:
     Proceeds from public offering of common stock                         ----                   148,810
     Proceeds from private placement of common stock                       ----                    10,000
     Other issuances of common stock                                      1,466                     3,542
     Proceeds from equipment sale/leaseback                               2,511                     1,179
     Repayment of capital lease obligations                              (1,363)                   (1,445)
                                                                      ---------                 ---------
           Net cash provided (used) by
                financing activities                                      2,614                   162,086
                                                                      ---------                 ---------

Effect of exchange rate changes on cash                                     --                         (6)
                                                                      ---------                 ---------
Increase (decrease) in cash and cash equivalents                        (35,180)                  153,733
Cash and cash equivalents at beginning of period                         71,454                    34,851
                                                                      ---------                 ---------

Cash and cash equivalents at end of period                            $  36,274                 $ 188,584
                                                                      ---------                 ---------
                                                                      ---------                 ---------


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

     Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1998 and 1997.

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

3.   Basic and Diluted Loss per Common Share

     Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method. Common equivalent shares have not been included in the per share calculations as the effect would be anti-dilutive. Total potential common equivalent shares consist of 4,760,263 stock options outstanding with a weighted average exercise price of $22.39 as of June 30, 1998.

                       VERTEX PHARMACEUTICALS INCORPORATED

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

4.   Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its statement of stockholders' equity. For the six months ended June 30, 1998 and 1997 total comprehensive loss was as follows (in thousands):

                                                                      June 30, 1998                      June 30, 1997
                                                                      -------------                      -------------
Net loss                                                               $  (18,216)                       $  (7,178)

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments                               89                              (42)
Foreign currency translation adjustment                                        --                               (6)
                                                                       ----------                        ---------
Total other comprehensive income (loss)                                        89                              (48)
                                                                       ----------                        ---------

Total comprehensive loss                                               $  (18,127)                       $  (7,226)
                                                                       ----------                        ---------
                                                                       ----------                        ---------


5.   Subsequent Event

In July 1998 the Company earned a $2,000,000 milestone payment from Kissei Pharmaceutical Co., Ltd. on the selection of VX-745 as a lead drug development candidate in Vertex's p38 MAP kinase research and development program. VX-745, now in preclinical development, has the potential to treat inflammatory diseases and neurological diseases.

6.   Recently Issued Accounting Standards

In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The interim reporting disclosures are not required in the first year of adoption. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting. The "management" approach expands the required disclosures for each segment. The Company will adopt SFAS 131 in the fourth quarter ended December 31, 1998 and has not yet determined the impact of such adoption on its segment reporting.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The Company is currently assessing the impact of this FASB and does not believe that it will have a material impact on the financial statements.

7.   Legal Proceedings

Chiron Corporation ("Chiron") announced on July 30, 1998 that it filed suit against the Company and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of various U.S. patents issued to Chiron. The infringement action relates to the defendant's research and development activities in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research and development. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of Chiron inventions. The Company intends to vigorously contest the action based upon its knowledge of the matter to date.

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

     Since its inception in 1989, the Company has been engaged in the discovery, development and commercialization of novel, small molecule pharmaceuticals for the treatment of major diseases for which there are currently limited or no effective treatments. The Company is a leader in the use of structure-based drug design, an approach to drug discovery that integrates advanced biology, biophysics and chemistry. The company is conducting research and development programs to develop pharmaceuticals for the treatment of viral diseases, multidrug resistance in cancer, autoimmune and inflammatory diseases and neurodegenerative disorders.

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

Results of Operations

Three Months Ended June 30, 1998 Compared with Three Months Ended June 30, 1997.

     The Company's total revenues decreased to $7,152,000 in the second quarter of 1998 from $12,155,000 in the second quarter of 1997. In the second quarter of 1998, revenues consisted of $3,002,000 under the Company's collaborative agreements, $3,905,000 in investment income and $245,000 in government grants and other income. In the second quarter of 1997, the Company received $7,822,000 in revenue from its collaborative agreements, $3,835,000 in investment income and $498,000 from government grants and other revenue. The lower collaborative revenue during the second quarter of 1998 as compared to the second quarter of 1997 was principally due to a $2,000,000 payment in the second quarter of 1997 from Kissei Pharmaceutical Co. Ltd. ("Kissei") associated with a clinical trial of amprenavir, Vertex's HIV protease inhibitor, and a $3,000,000 payment from Eli Lilly and Company ("Lilly") in conjunction with the signing of a collaborative agreement on the Company's hepatitis C program.

     The Company's total costs and expenses increased to $16,954,000 in the second quarter of 1998 from $13,567,000 in the second quarter of 1997. Research and development expenses increased to $12,631,000 in the second quarter of 1998 from $10,798,000 in the second quarter of 1997 principally due to the continued expansion of the Company's research and development organization. In addition, general and administrative expenses increased to $4,164,000 in the second quarter of 1998 from $2,624,000 in the second quarter of 1997. The increase in general and administrative expenses principally reflects the impact of personnel additions and an increase in marketing activities particularly associated with the anticipated launch of amprenavir. Interest expense increased to $159,000 in the second quarter of 1998 from $145,000 in the second quarter of 1997 due to higher levels of equipment lease financing during the year. The Company expects that research and development as well as general and administrative expenses will continue to increase as the Company starts new research projects, advances current clinical and preclinical candidates, and expands its marketing and business development activities.

     The Company recorded a net loss of $9,802,000 or $0.39 per share in the second quarter of 1998 compared to a net loss of $1,412,000 or $0.06 per share in the second quarter of 1997.

Six Months Ended June 30, 1998 Compared with Six Months Ended June 30, 1997.

The Company's total revenues decreased to $14,321,000 for the six months ended June 30, 1998 from $19,073,000 for the six months ended June 30, 1997. In 1998, the Company's revenues consisted of $5,961,000 in collaborative revenues, $7,901,000 in investment income, and $459,000 in government grants and other income. In 1997, the Company's revenues consisted of $12,059,000 earned under the Company's collaborative agreements, $6,093,000 in investment income and $921,000 in government grants and other income. The decrease in collaborative revenue for the first half of 1998 compared to the same period in 1997 was principally due to the Company's receipt in 1997 of $4,000,000 in development reimbursements from Kissei for an ongoing clinical trial of the Company's HIV protease inhibitor in addition to an upfront payment of $3,000,000 by Lilly in conjunction with the signing of a collaborative agreement for the Company's Hepatitis C program.

     The Company's total costs increased to $32,537,000 for the six months ended June 30, 1998 from $26,251,000 for the six months ended June 30, 1997. Research and development expenses increased to $24,813,000 in the first half of 1998 from $21,112,000 in the first half of 1997, primarily due to the scientific headcount growth in the Company's research and development organization as well as growth in development related expenditures for the Company's subsidiary Altus Biologics Inc. General and administrative expenses increased during the first half of 1998 to $7,417,000 from $4,841,000 in the first half of 1997 due primarily to increases in personnel and professional expenses, particularly associated with the expected market launch of amprenavir and corporate advertising activities. Interest expense was $307,000 in the first half of 1998, an increase from $298,000 in the first half of 1997 as a result of higher levels of equipment financing during the period.

     For the reasons stated above, the Company incurred a net loss of $18,216,000 or $0.72 per share in the six months ended June 30, 1998 compared to a net loss of $7,178,000 or $0.31 per share in the six months ended June 30, 1997.

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

     The Company expects to finance these substantial cash needs with its existing cash and investments of approximately $256,138,000 at June 30, 1998, together with investment income earned thereon, future payments under its existing collaborative agreements, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The Company believes that its existing cash and investments should be sufficient to meet its anticipated requirements for at least the next two years.

     The Company's aggregate cash and investments decreased by $23,533,000 during the six months ended June 30, 1998 to $256,138,000. Cash used by operations, principally to fund research and development activities, was $21,267,000 during the same period. In addition to the net loss of approximately $18,216,000, cash was used by operations to significantly decrease accounts payable and accrued expenses in the amount of $4,634,000 which was related to development expenses incurred in 1997 for the Company's cancer multidrug resistance, autoimmune disease and inflammation projects.
The Company also expended $4,497,000 during this period to acquire property and equipment, principally for research equipment and facilities. During the first half of 1998, the Company entered into equipment lease financing in the aggregate amount of $2,511,000 and repaid $1,363,000 of its lease obligations.

     The Company has plans to expand its business development operation in the U.K. to include a research and devleopment site. The Company expects that the expansion of the U.K. operations to include research and development staff and facilities will have a significant impact on expenditures going forward. The Company expects that in general, research and development as well as general and administrative expenses will continue to increase as the Company starts new research projects, advances current clinical and preclinical candidates, and expands its marketing and business development activities.

     The Company adopted requirements relating to comprehensive income in accordance with the Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". This Statement requires that total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements.

     In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. The interim reporting disclosures are not required in the first year of adoption. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting. The "management" approach expands the required disclosures for each segment. The Company will adopt SFAS 131 in the fourth quarter ended December 31, 1998 and has not yet determined the impact of such adoption on its segment reporting.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The Company is currently assessing the impact of this FASB and does not believe that it will have a material impact on the financial statements.

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

                                    PART II.

                                OTHER INFORMATION



Item 1.  Legal Proceedings:

     Chiron Corporation ("Chiron") announced on July 30, 1998 that it filed suit against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of various U.S. patents issued to Chiron. The infringement action relates to the defendant's research and development activities in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research and development. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of Chiron inventions. The Company intends to vigorously contest the action based upon its knowledge of the matter to date.

Item 2.  Changes in Securities:

                  None

Item 3.  Defaults Upon Senior Securities:

                  None

Item 4.  Submission of Matters to a Vote of Security Holders:

     The Company's Annual Meeting of Stockholders was held on May 27, 1998. The stockholders elected Joshua S. Boger, Charles A. Sanders and Elaine S. Ullian to the class of directors whose term expires in 2001. The tabulation of votes with respect to the election of such directors is as follows:

                              Total Vote For:            Total Vote Withheld:
                              ---------------            --------------------

Joshua S. Boger                 19,201,672                   70,034
Charles A. Sanders              19,206,558                   65,148
Elaine S. Ullian                19,200,422                   71,284

The stockholders approved an amendment to the Company's 1996 Stock and Option Plan, authorizing the addition of 1,250,000 shares to that Plan, with 13,038,706 shares voted in favor, 6,082,295 shares voted against, 96,424 shares abstaining, and 54,281 broker non-votes.

     In addition, the stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the 1998 fiscal year by a vote of 19,237,785 shares in favor, 26,475 shares against, and 7,446 shares abstaining.

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

                                         VERTEX PHARMACEUTICALS INCORPORATED




Date:  August 14, 1998                   /s/ Thomas G. Auchincloss
                                         ---------------------------------------
                                         Thomas G. Auchincloss, Jr.
                                         Vice President of Finance and Treasurer
                                         (Principal Financial Officer)



Date:  August 14, 1998                   /s/ Hans D. van Houte
                                         ---------------------------------------
                                         Hans D. van Houte
                                         Controller
                                         (Principal Accounting Officer)