Form 10-Q
period 1998-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 1998-11-13
CIK 875320

    ___________________________________________________________________________

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                            ___________________________


                                     FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

    For the quarterly period ended September 30, 1998

                                         OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

    For the transition period from      to


                          Commission File Number  000-19319

                        Vertex Pharmaceuticals Incorporated
               (Exact name of registrant as specified in its charter)


          Massachusetts                                        04-3039129
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


              130 Waverly Street, Cambridge, Massachusetts  02139-4242
            ------------------------------------------------------------
            (Address of principal executive offices, including zip code)

                                   (617) 577-6000
                             ----------------------------
                (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES X  NO
                                   ---   ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                  25,341,169
---------------------------------------            ---------------------
                Class                          Outstanding at November 10, 1998

                        VERTEX PHARMACEUTICALS INCORPORATED

                                       INDEX



                                                                         Page
                                                                       --------
Part I. -  Financial Information
  Item 1. Condensed Consolidated Financial Statements

     Report of Independent Accountants                                      3

     Condensed Consolidated Balance Sheets -
          September 30, 1998 and December 31, 1997                          4

     Condensed Consolidated Statements of Operations -
          Three Months Ended September 30, 1998 and 1997                    5

     Condensed Consolidated Statements of Operations -
          Nine Months Ended September 30, 1998 and 1997                     6

     Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1998 and 1997                     7

     Notes to Condensed Financial Statements                                8

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               10


Part II. -  Other Information                                               15

Signatures                                                                  16


                         Report of Independent Accountants

To the Board of Directors and Stockholders of Vertex Pharmaceuticals
Incorporated:

We have reviewed the condensed consolidated balance sheet of Vertex Pharmaceuticals Incorporated as of September 30, 1998, and the related condensed consolidated statements of operations and cash flows for the three month and nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the company's management.

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

PricewaterhouseCoopers LLP

Boston, Massachusetts
October 21, 1998

                        VERTEX PHARMACEUTICALS INCORPORATED

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (In thousands)
                                    (Unaudited)

                                                 September 30,    December 31,
                                                      1998           1997
                                                 --------------   --------------

                             ASSETS

Current assets:
   Cash and cash equivalents                         $   49,652    $  71,454
   Short-term investments                               209,261      208,217
   Prepaid expenses and other current assets              1,972        1,952
                                                    -----------    ---------
          Total current assets                          260,885      281,623

Restricted cash                                           2,316        2,316
Property and equipment, net                              13,709       11,095
Other assets                                                961          570
                                                    -----------    ---------
          Total assets                                $ 277,871    $ 295,604
                                                    -----------    ---------
                                                    -----------    ---------


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Obligations under capital lease and debt           $   2,840    $   2,510
   Accounts payable and accrued expenses                  8,320       10,632
   Deferred revenue                                         --           556
                                                    -----------    ---------
        Total current liabilities                        11,160       13,698
                                                    -----------    ---------

Obligations under capital leases and debt,
   excluding current portion                              7,629        5,905
                                                    -----------    ---------
        Total liabilities                                18,789       19,603
                                                    -----------    ---------
Stockholders' equity:
   Common stock                                             253          252
   Additional paid-in capital                           394,373      392,372
   Accumulated other comprehensive income                 1,720          152
   Accumulated deficit                                 (137,264)    (116,775)
                                                    -----------    ---------

      Total stockholders' equity                        259,082      276,001
                                                    -----------    ---------
      Total liabilities and stockholders' equity     $  277,871    $ 295,604
                                                    -----------    ---------
                                                    -----------    ---------



                  The accompanying notes are an integral part of
                 these condensed consolidated financial statements.

                        VERTEX PHARMACEUTICALS INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                       (In thousands, except per share data)



                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                            1998          1997
                                                          --------      -------
Revenues:
     Collaborative and other research and
       development                                         $  14,633    $  9,739
     Investment income                                         3,784       3,808
                                                           ---------    --------
          Total revenues                                      18,417      13,547
                                                           ---------    --------

Costs and expenses:
     Research and development                                 15,741      16,449
     General and administrative                                4,772       2,813
     Interest                                                    177         141
                                                           ---------    --------
          Total costs and expenses                            20,690      19,403
                                                           ---------    --------
Net loss                                                    $ (2,273)   $ (5,856)
                                                           ---------    --------
                                                           ---------    --------
Basic and diluted net loss per common share                 $  (0.09)   $  (0.23)
                                                           ---------    --------
                                                           ---------    --------

Basic and diluted weighted average number of
     common shares outstanding                                25,308      25,119
                                                           ---------    --------
                                                           ---------    --------






                  The accompanying notes are an integral part of
                 these condensed consolidated financial statements.

                        VERTEX PHARMACEUTICALS INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                      (In thousands, except per share amounts)



                                                          Nine Months Ended September 30,
                                                          --------------------------------
                                                                  1998         1997
                                                                ---------    --------

Revenues:
     Collaborative and other research and development          $  21,053    $  22,719
     Investment income                                            11,685        9,901
                                                               ---------    ---------
          Total revenues                                          32,738       32,620
                                                               ---------    ---------

Costs and expenses:
     Research and development                                     40,554       37,561
     General and administrative                                   12,189        7,654
     Interest                                                        484          438
                                                               ---------    ---------
          Total costs and expenses                                53,227       45,653
                                                               ---------    ---------
Net loss                                                        $(20,489)   $ (13,033)
                                                               ---------    ---------
                                                               ---------    ---------
Basic and diluted net loss per common share                    $   (0.81)   $   (0.54)
                                                               ---------    ---------
                                                               ---------    ---------
Basic and diluted weighted average number of
     common shares outstanding                                    25,282       23,950
                                                               ---------    ---------
                                                               ---------    ---------









                  The accompanying notes are an integral part of
                 these condensed consolidated financial statements.

                        VERTEX PHARMACEUTICALS INCORPORATED

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (In thousands)



                                                                 Nine months ended September 30,
                                                                 -------------------------------
                                                                     1998             1997
                                                                   ---------        ---------
Cash flows from operating activities:
     Net loss                                                      $ (20,489)       $ (13,033)
     Adjustment to reconcile net loss to
          net cash used by operating activities:
            Depreciation and amortization                              3,116            2,565
     Changes in assets and liabilities:
          Prepaid expenses and other
               current assets                                            (20)            (392)
          Accounts payable and accrued
               expenses                                               (2,312)           4,379
          Deferred revenue                                              (556)             556
                                                                   ---------        ---------
               Net  cash provided (used) by
                    operating activities                             (20,261)          (5,925)
                                                                   ---------        ---------

Cash flows from investing activities:
     Short-term investments                                              514          (10,468)
     Expenditures for property and equipment                          (5,730)          (4,084)
     Other assets                                                       (391)            (393)
                                                                   ---------        ---------
          Net cash provided (used) by
               investing activities                                   (5,607)         (14,945)
                                                                   ---------        ---------

Cash flows from financing activities:
     Proceeds from public offering of common stock                      --            148,810
     Proceeds from private placement of common stock                    --             10,000
     Other issuances of common stock                                   2,002            4,776
     Proceeds from equipment sale/leaseback                            4,084            1,855
     Repayment of capital lease obligations                           (2,030)          (2,217)
                                                                   ---------        ---------
          Net cash provided (used) by
               financing activities                                    4,056          163,224
                                                                   ---------        ---------

Effect of exchange rate changes on cash                                   10              (14)
                                                                   ---------        ---------
Increase (decrease) in cash and cash equivalents                     (21,802)         142,340
Cash and cash equivalents at beginning of period                      71,454           34,851
                                                                   ---------        ---------
Cash and cash equivalents at end of period                          $ 49,652        $ 177,191
                                                                   ---------        ---------
                                                                   ---------        ---------


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

     Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1998 and 1997.

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

3.   Basic and Diluted Loss per Common Share

     Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method. Common equivalent shares have not been included in the per share calculations as the effect would be anti-dilutive. Potential common equivalent shares consist of 5,311,300 stock options outstanding with a weighted average exercise price of $22.15 as of September 30, 1998.

                        VERTEX PHARMACEUTICALS INCORPORATED

                      NOTES TO CONDENSED FINANCIAL STATEMENTS

4.   Comprehensive Income

          The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has elected to disclose this information in its statement of stockholders' equity. For the nine months ended September 30, 1998 and 1997 total comprehensive loss was as follows (in thousands):

                                                     September 30, 1998      September 30, 1997
                                                    -------------------      ------------------
Net loss                                                $  (20,489)             $  (13,033)

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments             1,559                     116
Foreign currency translation adjustment                         10                     (14)
                                                         ---------               ---------
Total other comprehensive income (loss)                      1,569                     102
                                                         ---------               ---------
Total comprehensive loss                                $  (18,920)             $  (12,931)
                                                         ---------               ---------
                                                         ---------               ---------


5.   Subsequent Event

     In October 1998, the Company earned a $3,000,000 milestone payment from Glaxo Wellcome on the submission of a New Drug Application (NDA) for the new HIV protease inhibitor Agenerase-TM- (amprenavir).

6.   Recent Collaborative Agreements

     In August 1998, the Company and Schering AG, Germany entered into an agreement to collaborate on the research, development and commercialization of novel, orally active neurophilin compounds to promote nerve regeneration for the treatment of a number of neurological diseases. Under the terms of the agreement, Schering AG will pay the Company up to $88,000,000 composed of a $6,000,000 upfront license payment paid in September 1998, $22,000,000 of product research funding over five years and $60,000,000 of development and commercialization milestone payments. Under terms of the agreement, Vertex and Schering AG will have an equal role in management of neurophilin research and product development. In North America, Vertex will have manufacturing rights, and Vertex and Schering AG will share equally in the marketing expenses and profits from commercialized compounds. In addition to having manufacturing rights in North America, the Company retains the option to manufacture bulk drug substance for sales and marketing in territories outside Europe, the Middle East and Africa. Schering AG will have the right to manufacture and market any commercialized compounds in Europe, the Middle East and Africa, and pay Vertex a royalty on product sales. Schering AG has the right to terminate the research agreement without cause upon three months' notice after December 1998, but will be obligated to make the payments for the period January to December 1999. After December 2000, Schering AG has the right to terminate without cause upon a six months' written notice.

7.     Recently Issued Accounting Standards

     In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. The interim reporting disclosures are not required in the first year of adoption. SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 131 changes current practice under SFAS No. 14 by establishing a new framework on which to base segment reporting. The "management" approach expands the required disclosures for each segment. The Company will adopt SFAS 131 in the fourth quarter ending December 31, 1998 and has not yet determined the impact of such adoption on its segment reporting.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. The Company is currently assessing the impact of this SFAS 133 does not believe that it will have a material impact on the financial statements.

8.      Legal Proceedings

     Chiron Corporation ("Chiron") filed suit on July 30, 1998 against the Company and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of various U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research and development. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of Chiron inventions. The Company intends to vigorously contest the action.

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

     To date, the Company has not received any revenues from the sale of pharmaceutical products. The Company's lead product candidate, Agenerase-TM-(amprenavir) for the treatment of HIV infection, is presently undergoing Phase III clinical trials. A New Drug Application ("NDA") was submitted to the U.S. Food and Drug Administration in October 1998, and equivalent applications were subsequently submitted to Canadian and European regulatory agencies. If the clinical trials are concluded successfully and if the NDA is approved by the FDA, and product sales commence, the Company will receive a royalty on sales of Agenerase-TM- by its partner Glaxo Wellcome plc ("Glaxo Wellcome"). However, there can be no assurance that Phase III clinical trials will be successfully completed, or that marketing approval will be granted by the FDA. The Company has incurred operating losses since its inception and expects to incur a loss in 1998. The Company believes that operating losses may continue for the next several years even if significant royalties are realized on Agenerase-TM- sales because the Company is planning to make significant investments in research and development for its other potential products. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

Results of Operations

Three Months Ended September 30, 1998 Compared with Three Months Ended September 30, 1997.

     The Company's total revenues increased to $18,417,000 in the third quarter of 1998 from $13,547,000 in the third quarter of 1997. In the third quarter of 1998, revenues consisted of $14,407,000 under the Company's collaborative agreements, $3,784,000 in investment income and $226,000 in government grants and other revenue. In the third quarter of 1997, the Company received $9,380,000 in revenue from its collaborative agreements, $3,808,000 in investment income and $359,000 from government grants and other revenue. Revenues for the third quarter in 1998 included $9,000,000 of payments from Schering AG, under a new collaboration (the "Schering Agreement") signed in August 1998 to research, develop and commercialize novel, orally active neurophilin compounds that promote nerve growth and repair. The payment included $3,000,000 in research funding for the period from January 1, 1998 to September 30, 1998, and a $6,000,000 license fee. Also in the third quarter 1998, Vertex received a $2,000,000 milestone payment from Kissei Pharmaceutical Co., Ltd. ("Kissei") relating to the selection of Vertex's compound VX-745 as a lead drug development candidate targeting the p38 MAP kinase enzyme. Revenues for the third quarter of 1998 increased even though 1997 third quarter revenues included a $4,000,000 up-front payment and $750,000 in research funding received from Kissei under the collaborative agreement for the Company's p38 MAP kinase program, signed in September 1997, and the reimbursement by Hoechst Marion Roussel ("HMR") of certain costs associated with the Company's ICE program.

     The Company's total costs and expenses increased to $20,690,000 in the third quarter of 1998 from $19,403,000 in the third quarter of 1997. Research and development expenses decreased to $15,741,000 in the third quarter of 1998 from $16,449,000 in the third quarter of 1997. In the third quarter of 1998, the Company experienced lower clinical and preclinical development expenses for its MDR program for cancer, the ICE program for inflammatory diseases and the IMPDH program for autoimmune diseases. These decreases were offset in part by headcount growth of the scientific organization and by commencement of research activities at the Company's new U.K. research facility. General and administrative expenses increased to $4,772,000 in the third quarter of 1998 from $2,813,000 in the third quarter of 1997. The increase in general and administrative expenses principally reflects the impact of personnel additions and an increase in marketing activities in preparation for the anticipated launch of Agenerase-TM-. Interest expense increased to $177,000 in the third quarter of 1998 from $141,000 in the third quarter of 1997 due to higher levels of equipment lease financing during the year. The Company expects that research and development as well as general and administrative expenses will continue to increase as the Company starts new research projects, advances current clinical and preclinical candidates, and expands its marketing and business development activities.

     The Company recorded a net loss of $2,273,000 or $0.09 per share in the third quarter of 1998 compared to a net loss of $5,856,000 or $0.23 per share in the third quarter of 1997.

Nine Months Ended September 30, 1998 Compared with Nine Months Ended September 30, 1997.

     The Company's total revenues were $32,738,000 for the nine months ended September 30, 1998 as compared to $32,620,000 for the nine months ended September 30, 1997. In 1998, the Company's revenues consisted of $20,368,000 in collaborative revenues, $11,685,000 in investment income, and $685,000 in government grants and other income. In 1997, the Company's revenues consisted of $21,439,000 earned under the Company's collaborative agreements, $9,901,000 in investment income and $1,280,000 in government grants and other income. While the 1998 first three quarters revenue included $9,000,000 of payments from Schering AG, there was a moderate decline relative to the 1997 period due to the Company's receipt in 1997 of $4,000,000 in development reimbursements from Kissei for a clinical trial of Agenerase-TM-, $3,000,000 of upfront payments from Lilly for the Company's Hepatitis C program and $4,000,000 from Kissei for the p38 MAP Kinase program.

     The Company's total costs increased to $53,227,000 for the nine months ended September 30, 1998 from $45,653,000 for the nine months ended September 30, 1997. Research and development expenses increased to $40,554,000 in the first three quarters of 1998 from $37,561,000 in the first three quarters of 1997, primarily due to the expansion of the Company's research and development activities. General and administrative expenses increased during the first three quarters of 1998 to $12,189,000 from $7,654,000 in the first three quarters of 1997 due primarily to increases in personnel and professional expenses, particularly in preparation for the expected market launch of Agenerase-TM- and corporate advertising activities. Interest expense was $484,000 in the first three quarters of 1998, an increase from $438,000 in the first three quarters of 1997 as a result of higher levels of equipment financing during the period.

     For the reasons stated above, the Company incurred a net loss of $20,489,000 or $0.81 per share in the nine months ended September 30, 1998 compared to a net loss of $13,033,000 or $0.54 per share in the nine months ended September 30, 1997.

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

     The Company expects to finance these substantial cash needs with its existing cash and investments of approximately $258,913,000 at September 30, 1998, together with investment income earned thereon, future payments under its existing collaborative agreements, and facilities and equipment financing. In addition, an NDA for Agenerase-TM- was submitted in October which, if approved, will lead to royalty income. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of securities or new research collaborations for new or existing projects, or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all. The Company believes that its existing cash and investments should be sufficient to meet its anticipated requirements for at least the next two years.

     The Company's aggregate cash and investments decreased by $20,758,000 during the nine months ended September 30, 1998 to $258,913,000. Cash used by operations, principally to fund research and development activities, was $20,261,000 during the same period. The Company also expended $5,730,000 during this period to acquire property and equipment, principally for research equipment and facilities. During the first three quarters of 1998, the Company entered into equipment financing arrangements in the aggregate amount of $4,084,000 and repaid $2,030,000 of its lease obligations.

     In addition to the expansion of the research and development activities in the U.S., the Company started the expansion of its U.K. operations to include a research site during the third quarter in 1998. The Company expects that, in general, research and development as well as general and administrative expenses will continue to increase as the Company starts new research projects, advances current clinical and preclinical candidates, and expands its marketing and business development activities.

     Under the terms of the Schering Agreement, Schering AG will pay the Company up to $88,000,000 composed of a $6,000,000 upfront license payment paid in September 1998, $22,000,000 of product research funding over five years and $60,000,000 of development and commercialization milestone payments.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if it is, the type of hedge transaction. The Company is currently assessing the impact of this FASB and does not believe that it will have a material impact on the financial statements.

Year 2000

The Company is currently assessing the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems and products purchased by the Company. The Company's review includes its own computer systems and software ("IT Systems"), embedded systems in its non-computer equipment ("Non-IT Systems"), and relationships with certain third parties.

The Company has completed its evaluation of its business critical IT Systems and has determined the actions necessary in order to ensure that such IT Systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. The Company has begun to upgrade, replace and test certain of its IT Systems based on the results of that evaluation. Evaluation of Non-IT Systems for Year 2000 compliance is under way but has not been completed.

In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a number of third parties that provide goods, services and information to the Company. These include contract manufacturers, suppliers, licensees and licensors, vendors, research partners and financial institutions, whose systems and equipment are outside the control of the Company. If certain of these third parties experience failures in their computer systems or equipment due to Year 2000 non-compliance, it could affect the Company's ability to engage in normal business activities. The Company intends to contact its significant vendors and partners to ascertain their Year 2000 compliance and to determine the extent to which the Company is vulnerable to their non-compliance, if any.

The Company expects to complete its internal evaluation and remediation efforts and its assessment of third party compliance by mid-1999. However, there can be no assurance that these evaluations and any required remedial actions will be able to be completed on a timely basis. The Company believes that its internal IT Systems and Non-IT Systems are either already Year 2000 compliant or will be so prior to the Year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs in achieving Year 2000 compliance for its internal systems, which could result in a material adverse effect on the Company's future results of operations. The Company believes that it will be able to locate alternate sources for any critical goods or services provided by non-compliant third parties, if any. However, the Company may not be able to timely develop or implement contingency plans to address those business critical systems and third party relationships which may not be Year 2000 compliant.

                                      PART II.

                                 OTHER INFORMATION



Item 1.   Legal Proceedings:

     Chiron Corporation ("Chiron") filed suit on July 30, 1998 against the Company and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of various U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research and development. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of Chiron inventions. The Company intends to vigorously contest the action.

Item 2.   Changes in Securities:

          None

Item 3.   Defaults Upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:

          None

Item 5.   Other Information:

          None

Item 6.   Exhibits:

          10.1   Research Agreement dated August 24, 1998 between the
                 Company and Schering AG. (Filed herewith with certain confidential information omitted. The omitted portions have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

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

                        VERTEX PHARMACEUTICALS INCORPORATED




Date:  November 13, 1998               /s/ Thomas G. Auchincloss
                                       -------------------------
                                       Thomas G. Auchincloss, Jr.
                                       Vice President of Finance and Treasurer
                                       (Principal Financial Officer)



Date:  November 13, 1998               /s/ Hans D. van Houte
                                       --------------------------------------
                                       Hans D. van Houte
                                       Controller
                                       (Principal Accounting Officer)