Form 10-K
period 1998-12-31
VERTEX PHARMACEUTICALS INC / MA
filed 1999-03-30
CIK 875320

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                               ----------------------

                                     FORM 10-K
(Mark One)

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------   EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________

As of March 22, 1999 there were outstanding 25,400,241 shares of Common Stock, $.01 par value per share. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based upon the last sales price for such stock on that date as reported by The Nasdaq National Stock Market, was approximately $637,750,000.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 19, 1999 are incorporated by reference into Part III.

     The "Company" and "Vertex," as used in this Annual Report on Form 10-K, refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation.

     This Annual Report on Form 10-K contains forward-looking statements based on current management expectations. When used in this Report, the words "expects," "anticipates," "estimates," "plans," "believes," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties. Factors that could cause actual results to differ from these expectations include, but are not limited to, those discussed in the section of Item 1 entitled "Risk Factors." These forward-looking statements speak only as of the date of this Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in the events, conditions or circumstances on which any such statement is based.

     Vertex is a registered trademark of Vertex Pharmaceuticals Incorporated, and Incel is a trademark of Vertex Pharmaceuticals Incorporated. Agenerase is a trademark of the Glaxo Wellcome Group of companies.

PART I

ITEM 1.   BUSINESS

     Vertex is engaged in the discovery, development and commercialization of novel, small molecule pharmaceuticals for the treatment of diseases for which there are currently limited or no effective treatments. The Company is a leader in the use of structure-based drug design, an approach to drug discovery that integrates advanced biology, biophysics, chemistry, and information technologies in a coordinated and simultaneous fashion. The Company believes that this integrated approach is applicable to therapeutic targets in a broad range of diseases. Vertex's goal is to create a portfolio of highly specific, proprietary, small molecule drugs based on its knowledge of the atomic structure of proteins involved in the control of disease processes.

     Agenerase-TM- for the treatment of HIV infection and AIDS is the Company's first product to have a New Drug Application filed with the U.S. FDA for marketing approval. The Company's drug candidates currently in clinical trials include:
- Two compounds, Incel-TM- in Phase II, and VX-853, in Phase I/II clinical studies for treatment of cancer multidrug resistance;
- VX-497, an inhibitor of the enzyme IMPDH, currently in Phase II studies for the treatment of psoriasis and hepatitis C virus infection;
- Timcodar dimesylate, a neurophilin ligand compound in a Phase II study for the treatment of diabetic neuropathy;
- VX-740, an inhibitor of the enzyme ICE, that recently completed a Phase I clinical trial and may be useful in the treatment of inflammatory diseases; and
- VX-745, an inhibitor of the enzyme p38 MAP kinase, currently in a Phase I clinical trial, that may be useful in the treatment of inflammatory and neurological diseases.

In addition, the Company has research programs aimed at developing orally available small molecule compounds targeting neurodegenerative disorders and hepatitis C virus infection.

STRUCTURE-BASED DRUG DESIGN

     Drugs are natural or synthetic compounds that interact with a target molecule, typically a protein, either to induce or to inhibit that molecule's function within the human body. Traditionally, pharmaceutical products have been discovered through screening thousands of compounds in predictive assays for a chosen disease target. Vertex uses an information-driven drug design approach that integrates multiple advanced technologies.

     Vertex's discovery programs have yielded clinical drug candidates in an average of 39 months from project initiation, two times faster than the industry average. Also, Vertex has at least one product candidate in clinical development from each of its first five research programs. In contrast, across the pharmaceutical industry an average of just 25% of all research projects result in a drug entering clinical trials.

     The drug discovery process is complex and involves multiple steps and disciplines. The key steps in the discovery and development of a compound for human testing (a drug candidate) typically include:
     -    identification of a drug target;
     -    development of a relevant biological assay;
     -    selection of compounds for screening;
     -    identification of a lead molecule;
     -    optimization of the lead molecule; and
     -    preclinical development.

     The Company's approach to structure-based design is an integrated approach combining efforts in biology, biophysics and chemistry in a coordinated and simultaneous fashion throughout the discovery process. This enables the Company to capture and apply information generated in one scientific discipline across an entire project. In addition, Vertex leverages the information base from its programs to capitalize on emerging therapeutic opportunities as they are discovered.

     Vertex integrates a number of core technologies as part of the Company's drug discovery platform. These include:
- FUNCTIONAL GENOMICS. Vertex uses a number of functional genomics techniques, such as gene knock-out mice, to help guide target selection and test the potential of its compounds in disease models.
- BIOPHYSICS. Vertex's crystallography group has solved more than a dozen structures and more than 200 target/inhibitor complexes in the past eight years. Vertex scientists have also pioneered innovative nuclear magnetic resonance (NMR) techniques, including the use of NMR for screening and a proprietary technology called NMR-SHAPES that can rapidly identify classes of compounds with appropriate binding properties.
- CHEMISTRY. Vertex applies combinatorial chemistry techniques together with a strategy of parallel synthesis to explore the suitability and activity of a wide range of compounds.
- COMPUTER-BASED MODELING. Vertex applies advanced, proprietary computational modeling tools to guide combinatorial and medicinal chemistry efforts in identifying and optimizing leads.
- PHARMACOLOGY. At Vertex, pharmacological testing and pharmacokinetic and pharmacodynamic modeling are used early in the drug discovery process to improve the likelihood that compounds will possess desirable characteristics.

     The Company believes that its integrated structure-based approach to drug discovery and the applicability of this approach to a broad range of protein targets provides the Company with significant competitive advantages in the discovery and development of novel therapeutics for a variety of diseases.

CORPORATE STRATEGY

     Vertex is concentrating on the discovery and development of drugs for the treatment of viral diseases, multidrug resistance in cancer, autoimmune diseases, inflammatory diseases and neurological diseases. The Company's research and development strategy is to identify therapeutic areas in which there is (i) an unmet clinical need, (ii) evidence that interaction with known protein targets will produce a therapeutic effect, and (iii) evidence that the protein targets will be appropriate for structural analysis using Vertex's scientific approach.

     The Company's business strategy is to develop some products independently and to form collaborations with pharmaceutical companies in other programs for which they can provide resources and access to competencies complementary to Vertex's in-house capabilities. Corporate collaborations with other pharmaceutical companies allow Vertex to share the inherent risks of drug development and allocate the Company's internal resources more effectively. The financial support, as well as the resources in development, marketing and sales, provided by corporate collaborators has allowed Vertex to focus on expanding its clinical and discovery pipeline. As Vertex increases its capabilities in manufacturing, marketing and sales, collaborative agreements will still remain an important part of the Company's business strategy, allowing the Company to select from its broad pipeline those products best suited to commercialization by the Company, while retaining a substantial interest in the commercial success of partnered projects. In its collaborative agreements, Vertex seeks to participate, through manufacturing, co-promotion and marketing rights, in generating significant downstream revenue for each of its products.

PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

     The following are the Company's most advanced research and development programs.

CLINICAL DEVELOPMENT PROGRAMS

AGENERASE-TM-

OVERVIEW

     Agenerase-TM- (Glaxo Wellcome's brand name for the compound amprenavir) is the Company's most advanced product. Agenerase, a second generation HIV protease inhibitor, is an orally deliverable drug for the treatment of HIV infection and AIDS. It was developed by Vertex in collaboration with Glaxo Wellcome plc. and Kissei Pharmaceutical Co., Ltd. Glaxo Wellcome has filed a New Drug Application for Agenerase with the U.S. Food and Drug Administration in the United States and has made equivalent filings in Europe, Canada and other countries. The U.S. FDA has designated Agenerase as a fast-track product, and FDA review is expected to be completed by mid-April 1999. Upon approval by regulatory authorities, Glaxo Wellcome will market Agenerase in the United States and other countries, with co-promotion assistance by the Company. Kissei is the Company's partner for the development and commercialization of amprenavir in the Far East.

  BACKGROUND

     World sales of antiviral drugs for the treatment of AIDS and HIV infection were an estimated $4 billion in 1998. Nevertheless, there remains a significant need for new therapeutic options for the management of HIV infection. In the United States and elsewhere, the majority of HIV-infected patients are undiagnosed or untreated with any antiviral drug. The antiviral drugs currently on the market have significant limitations, creating a significant market opportunity for Agenerase. Suboptimal treatment strategies and poor adherence to complex drug regimens result in the development of drug-resistant virus and need for subsequent changes in treatment regimens for many patients. Switching antiviral medications is therefore done on a routine basis, also resulting in the need for new agents.

     HIV protease is a key enzyme involved in the viral replication of HIV. Agenerase is an HIV protease inhibitor designed by Vertex to effectively block the replication of HIV and to possess key competitive characteristics. Four other companies are marketing protease inhibitors approved by the FDA. However, clinician and patient acceptance of these products may be limited by complex dosing regimens, which can result in poor patient compliance, and by dose-limiting side effects.

     The Company believes that Agenerase compares favorably with the protease inhibitors currently on the market in terms of potency, tolerability, dosing regimen and resistance profile. Agenerase is taken twice daily, without restrictions regarding dosing with or without food or water. In addition, clinical studies have shown that Agenerase penetrates the tissues of the central nervous system, which may be important in preventing the development of resistance. Agenerase has a unique IN VITRO resistance profile, and preliminary clinical data have shown that patients previously treated with Agenerase can be successfully treated with a subsequent protease inhibitor. To date, HIV has been shown to develop resistance to antiviral drugs, including currently marketed HIV protease inhibitors. Preliminary data also suggest that Agenerase is less associated with blood lipid abnormalities than other HIV protease inhibitors. However, there can be no assurance that disease resistance or other factors will not limit the efficacy of Agenerase.

     In addition to protease inhibitors, there are two other classes of antiviral drugs currently approved for the treatment of HIV/AIDS. Nucleoside reverse transcriptase inhibitors, or NRTIs, include AZT, d4T, ddI, ddC, 3TC and abacavir. Non-nucleoside reverse transcriptase inhibitors, or NNRTIs, include efavirenz, nevirapine and delavirdine. Both classes of drugs act by inhibiting reverse transcriptase, a viral enzyme required for replication. The clinical utility of each of these drugs is limited by significant side effects and by the development of viral resistance. Clinical studies have demonstrated that therapies for HIV infection which comprise a combination of three or more drugs including at least two drug classes ("drug cocktails") are superior in potency and durability of response to those which do not. Such combinations are currently accepted as the standard of care for HIV infection.

PROGRAM STATUS

     Glaxo Wellcome, the Company's HIV research and development partner, has filed for U.S. regulatory approval for marketing Agenerase and has made equivalent regulatory filings in Europe, Canada and other countries. Glaxo Wellcome is the global leader in sales of HIV therapeutics. To support Agenerase in the marketplace, Vertex has established a small clinical liaison force to build relationships with physicians and patient treatment advocates. The Company will receive a royalty based on Glaxo Wellcome's sales of Agenerase. Agenerase has already been made available to more than 2,000 patients through an early access program.

     Glaxo Wellcome filed the New Drug Application for Agenerase on October 15, 1998, and the FDA has designated Agenerase for review under the its guidelines for accelerated approval. Vertex and Glaxo Wellcome are continuing development activities with respect to Agenerase, including on-going Phase III studies to support the full approval of the drug, and on-going and planned Phase IV studies designed to further characterize and expand the utilization of the product.

There can be no assurance, however, that the New Drug Application will be approved within the expected time-frame or at all, that full approval will be granted on the basis of ongoing Phase III studies, or that the Phase IV studies will commence as planned or will be successful.

     In 1995, Kissei completed single dose and multi-dose, placebo-controlled, Phase I clinical trials. Vertex expects that in 1999 Kissei will initiate a Phase II/III efficacy trial in HIV-positive patients in Japan. The results of such trials, together with clinical data from the Glaxo Wellcome trials, could form the basis for a filing for marketing approval of amprenavir in Japan. There can be no assurance, however, that these clinical trials will commence or proceed as currently anticipated.

     In collaboration with Glaxo Wellcome, Vertex is also engaged in research to develop new formulations of amprenavir. In addition, Vertex and Glaxo Wellcome are continuing to evaluate new lead classes of third generation HIV protease inhibitors discovered under their HIV research collaboration.

PATENTS

      The Company has patents and pending patent applications in the United States and in certain foreign countries covering intellectual property developed as part of the Company's HIV research and development program. These include issued United States patents that cover classes of chemical compounds, pharmaceutical formulations and/or uses of the same for treating HIV infection and AIDS. The patents include specific coverage for amprenavir, the Company's lead drug candidate for treating HIV infection and AIDS, pharmaceutical formulations containing amprenavir and methods of using of amprenavir to treat HIV infection or AIDS-related central nervous system disorders. Another issued United States patent covers processes for preparing synthetic intermediates useful in the synthesis of a class of compounds that includes amprenavir. The Company also has a non-exclusive, worldwide license under certain G.D. Searle & Company patent applications claiming HIV protease inhibitors.

CANCER MULTIDRUG RESISTANCE (MDR) PROGRAM

  OVERVIEW

     Vertex is developing novel compounds to treat and prevent the occurrence of drug resistance associated with the failure of cancer chemotherapy. Vertex is developing Incel-TM- (also referred to as biricodar dicitrate or VX-710), a compound that blocks major multidrug resistance mechanisms, including P-glycoprotein, or P-gp, and multidrug resistance associated protein, or MRP. Incel, an intravenous compound, is intended to be administered in combination with cancer chemotherapy agents, such as doxorubicin, paclitaxel, vincristine, etoposide and mitoxantrone. Vertex is conducting Phase II clinical trials of Incel in five different types of cancer. In addition, Vertex is conducting a Phase I/II clinical trial of the compound VX-853, an oral MDR inhibitor, in patients with solid tumors. The Company retains all commercial rights to Incel worldwide, except for Canada, where BioChem Pharma Inc. has rights under a collaboration agreement with Vertex.

  BACKGROUND

     The American Cancer Society estimates that during 1998 more than 1.2 million people in the United States were diagnosed with invasive cancer and more than 560,000 people in the U.S. died from such cancers. The Company believes that a significant number of these patients fail to respond or relapse following chemotherapy because of multidrug resistance, or MDR.

     Multidrug resistance is frequently associated with the failure of chemotherapy. A major contributing factor to MDR is the presence of molecular pumps, including P-gP and MRP, that function to expel chemotherapeutic agents from cancer cells, preventing the sustained delivery of potent levels of the chemotherapeutic agents required for therapeutic benefit. As a consequence, such resistant tumor cells cannot be killed efficiently by anticancer drugs such as doxorubicin, vincristine, etoposide and paclitaxel. P-gp has been associated with MDR in a variety of cancers including liver cancer, breast cancer, soft tissue sarcoma, prostate cancer, colon cancer, pancreatic cancer, acute myelogenous leukemia, multiple myeloma and certain lung cancers. MRP was recently identified as another drug efflux pump and is also associated with resistance observed.

     No drug has been approved by the FDA specifically for the treatment of MDR, but several compounds are in advanced clinical studies. Certain agents, such as dex-verapamil and cyclosporin A, have been shown in preliminary human studies to have some promise for overcoming clinical resistance to certain commonly used chemotherapeutic agents. The Company believes these drugs affect only a subset of the MDR pumps and may have side effects that could limit broad use. Second generation multidrug reversing agents, such as valspodar, a cyclosporin analog, are also currently being evaluated by other companies.

  PROGRAM STATUS

     Vertex's lead compound, Incel, has displayed potent activity IN VITRO as an inhibitor of MDR for a number of chemotherapeutic agents in a variety of tumor types. Vertex has completed two Phase I/II studies with Incel in combination with doxorubicin and with paclitaxel. Vertex also completed a Phase II study of Incel in combination with doxorubicin in patients with liver cancer. Vertex does not intend to pursue this indication further at the present time. The Company is currently conducting five Phase II clinical studies of Incel. Preliminary results from the Phase II studies indicate that sustained blood levels of Incel in excess of those necessary to reverse MDR IN VITRO can be achieved. Pharmacokinetic data of Incel in combination with paclitaxel indicated that the compound has a dose sparing effect, suggesting that approximately one-half the dose of paclitaxel can be used when that drug is administered with Incel.

     Phase II clinical trials of Incel are currently being conducted in the following indications:

- BREAST CANCER. In 1997, the Company initiated a Phase II multi-center trial to assess the safety and efficacy of the co-administration of Incel and paclitaxel in patients with metastatic breast cancer. Interim data reported at the 21st Annual Breast Cancer Symposium in 1998 suggest that Incel may play a role in restoring the activity of paclitaxel in some patients with advanced breast cancer whose tumors have previously been resistant to paclitaxel therapy.

- SOFT TISSUE SARCOMA. The Company began a Phase II trial in 1997 to study Incel in combination with doxorubicin in patients with soft tissue sarcoma. Preliminary results from 11 patients, announced at the 4th Connective Tissue Oncology Society Meeting in 1998 indicated that treatment with Incel and doxorubicin was well-tolerated, showed no marked drug interactions, and indicated that Incel could also play a role in restoring the activity of doxorubicin in this patient population.

- OVARIAN CANCER. A study of Incel in combination with paclitaxel in patients with ovarian cancer began in 1997. This open-label Phase II clinical trial will evaluate the tolerability, safety, pharmacokinetics and efficacy of the compound with paclitaxel.

- PROSTATE CANCER. In 1998, Vertex began a Phase II clinical trial evaluating the pharmacokinetics and efficacy of Incel in combination with mitoxantrone and prednisone in patients with advanced hormone-refractory prostate cancer. This study is the first to examine Incel's activity in an exclusively chemotherapy-naive patient population.

- SMALL CELL LUNG CANCER. Also begun in 1998, this is an open-label, multi-center trial to evaluate the tolerability, pharmacokinetics and anti-tumor activity of Incel in combination with doxorubicin and vincristine in patients with progressive disease, who responded to initial therapy and subsequently relapsed. This study will try to correlate the multidrug resistance profile of each patient with any therapeutic response to Incel.

     Preliminary results from some of these studies are expected in 1999. The results will help to determine the most appropriate regimens and indications for Phase III clinical development of Incel. However, there can be no assurance that additional clinical trials will commence or trials currently under way will proceed as currently anticipated. The clinical efficacy of the suppression of mechanisms of action of MDR in chemotherapy in the treatment of cancer is unproven, and, therefore, there can be no assurance that the Company's MDR compounds in development will improve the efficacy of chemotherapy.

PATENTS

     The Company has patents and pending patent applications in the United States and in certain foreign countries covering intellectual property developed as part of the Company's MDR research and development program. These include issued United States patents claiming Incel and structurally related compounds, VX-853 and structurally related compounds, and other compounds for treating multidrug resistance.

IMPDH PROGRAM

OVERVIEW

     IMPDH is an enzyme that controls the synthesis of certain nucleotides which
are required for RNA and DNA synthesis.   Most cell types can use an alternative
pathway if IMPDH is inhibited, but a few cell types, such as lymphocytes and virus-infected cells, are completely dependent on this enzyme. IMPDH inhibitors thus selectively block the proliferation of lymphocytes and the replication of certain viruses, and Vertex believes that IMPDH inhibitors may be useful both in immunosuppression and as antiviral agents. VX-497 is a novel, orally administered IMPDH inhibitor designed by Vertex. Vertex is conducting Phase II clinical trials of VX-497 for the treatment of severe chronic plaque-type psoriasis and for the treatment of hepatitis C virus ("HCV") infection. The Company retains all commercial rights to compounds resulting from this program.

BACKGROUND

     IMPDH catalyzes a key step in nucleotide biosynthesis. IMPDH inhibition appears to selectively suppress immune system cells while leaving other cells unaffected and may play an important role in down regulating inappropriate immune responses common to a range of human diseases, including multiple sclerosis, inflammatory bowel disease, psoriasis, rheumatoid arthritis and systemic lupus erythematosus. IMPDH inhibitors can be used to prevent the rejection of transplanted organs and may also have anti-viral effects.

     The Company is aware of only two IMPDH inhibitors currently on the market in the United States. Hoffmann-La Roche's mycophenolate mofetil is approved for use in combination with cyclosporine to prevent acute rejection in kidney and heart transplantation. Schering-Plough's ribavirin was approved in 1998 for treatment, in combination with alpha interferon, of Hepatitis C infection. The Company believes that compound-specific side effects of mycophenolate mofetil and ribavirin may limit their use for chronic autoimmune disorders.

     Psoriasis was selected as the first chronic autoimmune indication for VX-497 development. There is a sigificant medical need for new therapies for
moderate to severe psoriasis patients.   A chemically unrelated IMPDH inhibitor,
mycophenolic acid, was investigated in psoriasis in the 1970's. Despite clear-cut efficacy, its development was terminated due to toxicity and tolerability problems. It did however, establish proof of the principle of IMPDH inhibition as a therapeutic approach for psoriasis. In addition to topical and intralesional medications, moderate to severely afflicted patients are treated with phototherapy (UVB and PUVA), and systemic drugs such as methotrexate, retinoids, and cyclosporine. However, these treatments require extensive medical supervision, and/or have serious toxic side effects.

     As an immunosuppressive, VX-497 may block the growth of certain lymphocyte populations that contribute to the inflammation of the liver in HCV patients. VX-497 may also have a direct antiviral effect on HCV and other viruses. Although it has not been possible to test potential drugs against hepatitis C IN VITRO because an HCV replication model has not been available, studies of VX-497 against related viruses have demonstrated that VX-497 may be a powerful inhibitor of viral replication.

     According to the U.S. Center for Disease Control (CDC) estimates, approximately 4 million people in the United States are infected with HCV, and there are estimated to be approximately 170 million chronic carriers of the virus worldwide. Current treatment options are limited. Various forms of interferon alpha are the most common treatment used, but provide lasting benefit in less than 20% of patients. Recent research results indicate that combination therapy of interferon plus ribavirin may increase the long-term rate of sustained response to treatment. Still, more than 50% of patients fail combination ribavirin-interferon therapy, and additional safe and effective treatments for HCV infection are needed.

  PROGRAM STATUS

     A Phase I clinical trial investigating the pharmacokinetics and tolerability of VX-497 in escalating single doses in healthy subjects was completed in the United Kingdom in early 1998. Data from that study show that VX-497 is well tolerated and achieves blood levels well above the threshhold necessary to inhibit IMPDH IN VITRO.

     Vertex is now conducting a Phase II clinical trial of VX-497 to determine the tolerability and pharmacokinetic profile of VX-497 in psoriasis patients. This is a randomized, blinded dose range-finding study. Preliminary safety and efficacy of VX-497 are being assessed in the 12-week trial. Vertex is also conducting a Phase II study of VX-497 for the treatment of HCV infection. Preliminary safety and efficacy are being assessed in this four-week dose range-finding monotherapy trial.

     Future clinical development of VX-497 in HCV may involve assessment of the compound in combination with other agents such as interferon alpha. The Company may also expand clinical development of VX-497 into additional autoimmune, transplant and antiviral indications in the future. There can be no assurance, however, that additional clinical trials will commence or that studies currently under way will proceed as anticipated.

PATENTS

     The Company has patents and pending patent applications in the United States and in certain foreign countries covering intellectual property developed as part of the Company's IMPDH research and development program. These include an issued United States patent which covers a class of chemical compounds, pharmaceutical compositions containing such compounds, and methods of using those compounds to treat or prevent IMPDH-mediated diseases. The class of compounds covered by this patent includes VX-497.

ICE PROGRAM

  OVERVIEW

     Vertex is conducting research and development on inhibitors of interleukin-1 beta converting enzyme (ICE) for the treatment of acute and chronic inflammatory conditions, including rheumatoid arthritis (RA). The Company is collaborating with Hoechst Marion Roussel (HMR) in the development of the ICE inhibitor compound VX-740. A Phase I clinical trial of VX-740 in healthy volunteers was recently completed. Inhibitors of ICE may have application to a wide range of chronic and acute inflammatory diseases, such as rheumatoid arthritis, osteoarthritis, inflammatory bowel disease, sepsis, and pancreatitis.

BACKGROUND

     Elevation of interleukin-1 beta (IL-1 beta) levels has been correlated to a number of acute and chronic inflammatory diseases. There are approximately 2.1 million patients with rheumatoid arthritis in the United States alone. Numerous companies are seeking to develop drugs to treat these conditions through various mechanisms. However, although several companies are pursuing ICE as a drug target, Vertex is not aware of any company with an ICE-inhibiting compound in clinical development, and there currently are no IL-1 beta inhibitors approved for marketing.

      Inside specialized immune system cells, ICE activates the inflammatory cytokine protein IL-1 beta and the protein gamma interferon, a key immunoregulator that modulates antigen presentation, T-cell activation, and cell adhesion. This triggers a cascade of events that produces inflammation. Vertex and HMR scientists have designed several classes of small molecule ICE inhibitors, including VX-740, the development candidate in the collaboration.

     Currently, non-steroidal anti-inflammatory drugs and other anti-inflammatory approaches which provide some symptomatic relief without altering disease progression, are used extensively in the treatment of RA. A few disease-modifying anti-rheumatic drugs such as methotrexate have been available or have been investigated for a number of years, but have toxicities that limit their long-term use. New biologics such as etanercept (Enbrel) and infliximab (Remicade) seek to attenuate the anti-inflammatory process by targeting TNF-alpha. In addition, studies with soluble IL-1 receptor and IL-1 receptor antagonist have shown reduced joint destruction in RA patients. However, current anticytokine therapies for RA and inflammatory bowel disease are protein-based and must be injected. The Company believes that an oral therapy which can alter the course of disease with few side effects would be a major addition to the RA therapeutic arsenal.

PROGRAM STATUS

     The first clinical trial of VX-740 was a study involving 18 healthy volunteers begun in 1998. This study was designed to test the pharmacokinetics and tolerability of the compound in a range of single doses. Preliminary results of this study indicate that the drug was well tolerated. VX-740 has been shown to be orally active in several animal models of human inflammatory disease, including models for acute and chronic arthritis. Vertex expects that a Phase II study of VX-740 for the treatment of rheumatoid arthritis will be the next step in the development program. However, there can be no assurance that clinical trials will commence or proceed as currently anticipated.

 PATENTS

     The Company has patents and pending patent applications in the United States and in certain foreign countries covering intellectual property developed as part of the Company's ICE research and development program. These include issued United States patents covering several different classes of compounds useful as inhibitors of ICE, pharmaceutical compositions containing those compounds and methods of using those compounds to treat ICE-related diseases. These patents and applications include a series of patents and applications purchased from Sanofi S.A., in July 1997. The Company also has a United States patent obtained from Sanofi S.A. that covers DNA sequences encoding ICE.

NEUROPHILIN LIGAND PROGRAM

OVERVIEW

     The goal of the Neurophilin Ligand Program is to discover and develop drugs useful in the treatment of neurological disorders such as peripheral neuropathies, including diabetic neuropathy, Parkinson's disease, trauma, and amyotrophic lateral sclerosis, or ALS. Vertex has used information-driven drug design to synthesize a library of orally available small molecule compounds that have the potential to promote recovery of nerve function and nerve growth. Vertex is engaged in worldwide strategic partnership with Schering AG, Germany for research, development and commercialization of neurophilin ligands for the treatment of a variety of neurological disorders. In November 1998, Vertex started a Phase II clinical trial of timcodar dimesylate (also referred to as VX-853) in diabetic neuropathy patients. Schering AG has an option to co-develop timcodar dimesylate with Vertex under the collaboration agreement.

BACKGROUND

     Neurodegenerative disorders are among the diseases with the fewest available effective treatments. Central nervous system disorders such as Alzheimer's disease, Parkinson's disease and multiple sclerosis affect millions of patients worldwide, and for some of these there are no approved therapies that alter the course of disease progression. Peripheral neuropathies encompass a wide spectrum of clinical syndromes for which treatments of only limited efficacy are available. Diabetic neuropathy, the indication for Vertex's ongoing Phase II study of timcodar dimesylate, is the most common identifiable cause of neuropathy. There are approximately 1.3 million patients with moderate to severe diabetic neuropathy in the United States.

     Effective treatment of both central and peripheral neurological disorders has long been hampered by the inability to slow, arrest, or reverse nerve damage or progression. Other companies are developing various neurotrophic factors (proteins) for these indications, but the Company believes their clinical utility is likely to be limited. Based on Vertex's extensive research in the field of immunosuppressive drugs, the Company has been able to generate a large number of compounds, known as neurophilin ligands, that trigger nerve growth activity. Extensive IN VITRO and IN VIVO studies conducted with a reference compound designed by Vertex support the broad potential of Vertex's neurophilin ligands in the treatment of degenerative central nervous system and peripheral nervous system diseases. Vertex's clinical neurophilin ligand candidate, timcodar, has demonstrated potent activity in promoting neurite outgrowth and functional recovery of nerves in preclinical studies. Vertex researchers are still seeking to determine the mechanism of action of neurophilin ligands.

PROGRAM STATUS

     In October 1998, Vertex started a Phase II clinical trial with timcodar dimesylate. Approximately 70 patients will be enrolled in the trial, which is expected to be conducted at eight centers in the United States. This is a double-blind, placebo controlled trial. Primary objectives will be to evaluate the safety and tolerability of six different dose regimens of timcodar administered orally over a 28-day period. Nerve function will also be monitored. A single-dose Phase I study of four different doses of timcodar in healthy volunteers was completed in 1998, providing support for Phase II clinical development in the indication of diabetic neuropathy. IN

VITRO results have shown timcodar's ability to promote neurite outgrowth, and IN VIVO results have shown that timcodar can prevent neural dysfunction in a model of diabetic polyneuropathy.

PATENTS

     The Company has patents and pending patent applications in the United States and in certain foreign countries covering intellectual property developed as part of the Company's Neurophilin research and development program. These include issued United States patents covering the use of various classes of chemical compounds to treat a wide variety of neurological disorders. One of these patents specifically covers the use of timcodar to treat neurological disorders.

P38 MAP KINASE PROGRAM

OVERVIEW

     Vertex is collaborating with Kissei on the design, development and commercialization of inhibitors of p38 MAP kinase. The p38 MAP kinase is a human enzyme involved with the onset and progression of inflammation and programmed cell death. The objective of Vertex's research collaboration with Kissei is to identify and extensively evaluate compounds that target p38 MAP kinase to develop novel, orally active drugs for the treatment of inflammatory diseases, such as rheumatoid arthritis, asthma, and Crohn's disease, and neurological diseases such as stroke. In March 1999, the Company initiated a Phase I clinical trial with VX-745, a novel orally administered investigational drug targeting p38 MAP kinase.

BACKGROUND

     The mitogen-activated protein (MAP) kinases are a family of structurally-related human enzymes involved in intracellular signaling pathways that enable cells to respond to their environment. When activated, the p38 MAP kinase triggers production of the cytokines interleukin-1 (IL-1), interleukin-6 (IL-6) and tumor necrosis factor TNF-alpha. Excess levels of IL-1 and TNF-alpha are associated with a broad range of acute and chronic inflammatory diseases. They also play an important role in programmed cell death associated with ischemia and stroke, and in neurodegenerative diseases such as Alzheimer's and Parkinson's disease. Vertex is aware of several other companies that are developing p38 MAP kinase inhibitors.

PROGRAM STATUS

     During 1998, Vertex and Kissei selected VX-745 as a lead drug development candidate targeting p38 MAP kinase. The Company began a Phase I clinical trial of the compound in healthy volunteers in early 1999. The study, which is being conducted in Europe, will assess the compound's safety and help to determine the dose range for subsequent studies. The Phase I randomized, blinded clinical trial is designed to test the pharmacokinetics and tolerability of VX-745 in escalating single doses in healthy volunteers. The trial will assess the ability of different doses of VX-745 to inhibit experimentally induced TNF-alpha production using specific biochemical assays. Following completion of the study, Vertex may conduct additional single or multidose trials of VX-745. VX-745 has been shown to slow disease progression in animal models of immune-mediated arthritis. However, there can be no assurance that clinical trials will commence or proceed as currently anticipated.

PATENTS

     The Company has pending patent applications in the United States and in certain foreign countries covering intellectual property developed as part of the Company's p38 MAP Kinase research and development program. Certain of the applications cover a class of chemical compounds that includes VX-745, as well as VX-745 specifically, compositions comprising those compounds and the use of those compounds to treat p38-related disorder.

RESEARCH PROGRAMS

HEPATITIS C VIRUS PROGRAMS

     The Company is conducting two discovery research programs to develop compounds to treat hepatitis C. Identified in 1989, the hepatitis C virus (HCV) causes chronic inflammation in the liver. In a majority of patients, HCV establishes a chronic infection that can persist for decades and eventually lead to cirrhosis, liver failure and liver cancer. HCV infection represents a significant medical problem worldwide for which there is inadequate or no therapy for a majority of patients. Sources at the CDC have estimated that approximately 4 million Americans, or more than 1% of the population, may be infected with HCV, and there are estimated to be more than 100 million chronic carriers of the virus worldwide. Currently, there is no vaccine available to prevent hepatitis C infection. The only drugs approved for the treatment of hepatitis C are interferon alpha and ribavarin. Combination therapy with interferon alpha and ribavarin is the most successful treatment currently available, but over 50% of patients still failed to show long-term sustained response to that combination, and safe and effective treatments for HCV infection are needed.

     HEPATITIS C PROTEASE

     The hepatitis C NS3-4A serine protease is a virally encoded enzyme generally believed to be essential for replication of HCV. Under an agreement signed during 1997, Vertex and Eli Lilly and Company are collaborating on the research, development and commercialization of novel, orally active HCV protease inhibitors for the treatment of hepatitis C infection. This research derives heavily from detailed structural information about the protease, discovered and developed by Vertex researchers.

     The Company has pending patent applications in the United States and in certain foreign countries covering intellectual property developed as part of the Company's Hepatitis C Protease research and development program. Vertex has an issued United States patent covering an assay useful to evaluate potential inhibitors of Hepatitis C protease.

     HEPATITIS C HELICASE

     Vertex is also conducting discovery research to design orally deliverable drugs to inhibit the hepatitis C virus helicase. The NS3 helicase enzyme is believed to play an essential role in the infectious cycle of the hepatitis C virus by aligning viral DNA in its proper configuration for replication. Therefore, the HCV helicase represents an attractive target for drug discovery.

     Researchers from Vertex solved the three-dimensional atomic structure of the hepatitis C virus NS3 helicase. Vertex is using the structural information to identify and optimize inhibitors of the enzyme, employing structure-based techniques, including cluster-based screening, and computational, combinatorial, and medicinal chemistry, to design novel small molecule inhibitors of the HCV helicase for clinical development as new antiviral drugs to treat HCV infection.

     The Company has pending patent applications in the United States covering intellectual property developed as part of the Company's Hepatitis C Helicase research and development program. These applications cover Hepatitis C helicase inhibitors and the X-ray crystal structure of Hepatitis C helicase.

CASPASE INHIBITORS PROGRAM

     Vertex is conducting a major multidisciplinary research effort to design of novel, small molecule inhibitors of apoptosis (programmed cell death) for the treatment of a variety of pathological conditions including major neurodegenerative and cardiovascular diseases. In this separate caspase inhibitor program, Vertex scientists are capitalizing on expertise gained through the Company's successful design and optimization of inhibitors of ICE (Caspase-1). Recent highlights include the solution of the caspase-3 structure by X-ray crystallography and the first description of the caspase-9 gene knockout mouse, establishing that this enzyme is of particular importance in neurobiology. With respect to drug discovery, Vertex's caspase research has resulted in the identification of novel compounds with activity in enzyme assays, cellular assays, and animal models. The goal of Vertex's caspase inhibitors program is to discover and develop novel drugs useful for treating neurodegenerative disorders such as Alzheimer's and Parkinson's disease and for decreasing the tissue damage in myocardial infarction and stroke.

JNK3 MAP KINASE INHIBITORS PROGRAM

     Vertex is currently engaged in a research effort to identify JNK3 MAP kinase inhibitors. Vertex's studies have been accelerated by the experience gained in Vertex's p38 MAP kinase program with Kissei. Jun N-terminal kinase
(JNK) is a member of the same group of structurally-related enzymes as p38 MAP kinase. Recent findings suggest that JNK3 plays an important role in central nervous system disorders such as epilepsy, stroke and Alzheimer's Disease. JNK3 also has been implicated in Parkinson's disease. Vertex has solved and in 1998 reported in the journal STRUCTURE the X-ray crystal structure of JNK3 complexed to an analog of the co-factor molecule ATP. Using proprietary structural information of the JNK3 and other MAP kinase enzymes, Vertex scientists selected initial compounds for investigation as potential inhibitors. Vertex has identified several novel classes of JNK3 MAP kinase inhibitors and is currently using advanced drug discovery technology to move lead compounds toward clinical candidate status.

CORPORATE COLLABORATIONS

     Vertex has entered into corporate collaborations with pharmaceutical companies that provide financial and other resources, including capabilities in research, development, manufacturing, and sales and marketing, to support the Company's research and development programs. At present, the Company has the following major corporate collaborations.

GLAXO WELLCOME PLC.

     Vertex and Glaxo Wellcome are collaborating on the development and commercialization of Agenerase (amprenavir). Under the collaborative agreement for research and development of HIV protease inhibitors, which began in December 1993, Glaxo Wellcome agreed to pay Vertex up to $42 million, comprised of a $15 million initial license payment paid in December 1993, $14 million of product research funding over five years and $13 million of development and commercialization milestone payments for an initial drug candidate. From the inception of the agreement in December 1993 through December 31, 1998, Vertex has recognized as revenue $34 million. The Company has received the full amount of research funding specified under the agreement. Glaxo Wellcome is also obligated to pay to Vertex additional development and commercialization milestone payments for subsequent drug candidates. In addition, Glaxo Wellcome is required to bear the costs of development in its territory under the collaboration. Glaxo Wellcome has exclusive rights to develop and commercialize Vertex HIV protease inhibitors in all parts of the world except the Far East and will pay Vertex a royalty on sales. Vertex has retained certain bulk drug manufacturing rights and certain co-promotion rights in the territories licensed to Glaxo Wellcome.

     Glaxo Wellcome has the right to terminate its agreement with the Company without cause upon twelve months' notice. Termination by Glaxo Wellcome of the agreement will relieve Glaxo Wellcome of its obligation to make further commercialization and development milestone and royalty payments, and will end any license granted to Glaxo Wellcome by Vertex thereunder, and could have a material adverse effect on the Company's business and result of operations.

     Vertex and Glaxo Wellcome have a non-exclusive, worldwide license under certain Searle patent applications claiming HIV protease inhibitors to permit Vertex and Glaxo Wellcome to develop, manufacture and market Agenerase free of the risk of intellectual property claims by Searle. The terms of the license require Vertex to pay Searle a royalty on net sales.

KISSEI PHARMACEUTICAL CO., LTD.

     AMPRENAVIR

     Vertex and Kissei are collaborating on the development of amprenavir, Vertex's HIV protease inhibitor. Under the collaborative agreement, which began in April 1993, Kissei agreed to pay to Vertex up to $20 million, comprised of $9.8 million of product research funding over three years, $7 million of development and commercialization milestone payments and a $3.2 million equity investment. From the inception of the agreement in April 1993 through December 31, 1998, $14.6 million has been recognized as revenue. During 1997, the Company also received $4 million related to reimbursements of certain development costs. The Company has received the full amount of research funding specified under the agreement. Kissei has exclusive rights to develop and commercialize amprenavir in Japan, the People's Republic of China and several other countries in the Far East and will pay Vertex a royalty on sales. Vertex is responsible for the manufacture of bulk product for Kissei.

     P38 MAP KINASE

     In September 1997, the Company and Kissei entered into a collaborative agreement for the p38 MAP kinase program for the development and commercialization of novel, orally active drugs for the treatment of inflammatory and neurological diseases. Under the terms of the agreement, Kissei agreed to pay the Company up to $22 million, composed of a $4 million license payment paid in September 1997, $11 million of product research funding over three years and $7 million of development and commercialization milestone payments. From the inception of the agreement in September 1997 through December 31, 1998, $11 million has been recognized as revenue. The Company and Kissei will collaborate to identify and extensively evaluate compounds that target p38 MAP kinase. Kissei will have the right to develop and commercialize these compounds in its licensed territories. Kissei has exclusive rights to p38 MAP kinase compounds in Japan and certain Southeast Asian countries and semi-exclusive rights in China, Taiwan and South Korea. The Company retains exclusive marketing rights in the United States, Canada, Europe, and the rest of the world. In addition, the Company will have the right to supply bulk drug material to Kissei for sale in its territory, and will receive royalties and drug supply payments on any product sales. Kissei has the right to terminate the agreement without cause upon six months' notice.

BIOCHEM PHARMA INC.

     The Company and BioChem are collaborating on the development and commercialization of Incel, the Company's lead compound in its cancer multidrug resistance program. Under the collaborative agreement, which began in May 1996, BioChem agreed to pay the Company up to $4 million comprised of an initial license payment of $500,000 and development and commercialization milestone payments. From the inception of the agreement in May 1996 through December 31, 1998, $0.8 million has been recognized as revenue. BioChem also agreed to bear certain costs of development of Incel in Canada. BioChem has exclusive rights to develop and commercialize Incel in Canada. The Company will supply BioChem's requirements of bulk and finished forms of Incel. BioChem will make payments to the Company for those materials based on sales of products by BioChem, which will cover Vertex's cost of supplying materials and will provide a profit to Vertex. BioChem has the right to terminate the agreement without cause upon six months' notice. Termination will relieve BioChem of any further payment obligations and will end any license granted to BioChem by Vertex under the agreement.

HOECHST MARION ROUSSEL

     Vertex and HMR are collaborating on the development of ICE inhibitors as anti-inflammatory agents. Under the collaborative agreement, which commenced in September 1993, HMR is obligated to pay to Vertex up to $30.5 million, comprised of $18.5 million of product research funding over five years and $12 million of development and commercialization milestone payments. From the inception of the agreement in September 1993 through December 31, 1998, $21.5 million has been recognized as revenue. The Company received additional revenue related to reimbursements for clinical development in 1997. The Company has received the full amount of research funding specified under the agreement. HMR has exclusive rights to develop and market drugs resulting from the collaborative effort in Europe, Africa and the Middle East, and Vertex has exclusive development and marketing rights in the rest of the world, except the Far East, where Vertex shares those rights with HMR. HMR is obligated to pay a royalty to Vertex on any sales made in Europe, and Vertex is obligated to pay a royalty to HMR on any sales made in the United States or the rest of the Americas. Each party will have the option to co-promote products in the other party's exclusive territory. Vertex and HMR will each have rights to develop and market the drugs in Far Eastern countries including Japan.

ELI LILLY & COMPANY

     In June 1997, Vertex and Lilly entered into a collaborative agreement for the research, development and commercialization of novel, small molecule compounds to treat hepatitis C infection. Under the terms of the agreement, Lilly will pay the Company up to $51 million composed of a $3 million up front payment paid in June 1997, $33 million of product research funding over six years and $15 million of development and commercialization milestone payments. From the inception of the agreement in June 1997 through December 31, 1998, $10.8 million has been recognized as revenue. The Company and Lilly will jointly manage the research, development, manufacturing and marketing of drug candidates emerging from the collaboration. The Company will have primary responsibility for drug design, process development and pre-commercial drug substance manufacturing, and Lilly will have primary responsibility for formulation, preclinical and clinical development and global marketing. The Company has the option to supply 100% of Lilly's commercial drug substance supply needs. The Company will receive royalties on future product sales, if any. If the Company exercises its commercial supply option, the Company will receive drug supply payments in addition to royalties on future product sales, if any. Lilly has the right to terminate the agreement without cause upon six months' notice after June 1999.

SCHERING AG

     The Company and Schering AG, Germany are collaborating on the research, development and commercialization of novel, orally active neurophilin ligand compounds to promote nerve regeneration for the treatment of a number of neurological diseases. Under the terms of the agreement, Schering AG will pay the Company up to $88 million composed of a $6 million upfront license payment paid in September 1998, $22 million of product research funding over five years and $60 million of development and commercialization milestone payments. From the inception of the agreement in August 1998 through December 31, 1998, $10 million has been recognized as revenue. Under terms of the agreement, Vertex and Schering AG will have an equal role in management of neurophilin ligand research and product development. In North America, Vertex will have manufacturing rights, and Vertex and Schering AG will share equally in the marketing expenses and profits from commercialized compounds. In addition to having manufacturing rights in North America, the Company retains the option to manufacture bulk drug substance for sales and marketing in territories outside Europe, the Middle East and Africa. Schering AG will have the right to manufacture and market any commercialized compounds in Europe, the Middle East and Africa, and pay Vertex a royalty on product sales. After December 2000, Schering AG has the right to terminate without cause upon a six months' written notice.

ALTUS BIOLOGICS INC.

     Altus Biologics Inc. develops, manufactures and markets products based on a novel and proprietary technology for stabilizing proteins. At December 31, 1998, Vertex owned approximately 70% of the capital stock of Altus. In February 1999, Vertex restructured its investment in Altus. As part of the transaction, Vertex provided Altus $3 million of cash and surrendered its shares of Altus preferred stock in exchange for two new classes of preferred stock and warrants. The new preferred stock provides Vertex with a minority ownership position in Altus, and the warrants, which become exercisable upon certain events, will provide Vertex with significant additional ownership potential. As a result of the transaction, Altus now operates independently from Vertex. In addition, Vertex has retained a non-exclusive royalty-free right to use Altus' technology for discovering, developing and manufacturing small molecule drugs.

PATENTS AND PROPRIETARY INFORMATION

     The Company has rights in certain patents and pending patent applications that relate to compounds it is developing and methods of using such compounds, as discussed above. In addition, the Company actively seeks, when appropriate, protection for its products and proprietary information by means of United States and foreign patents, trademarks and contractual arrangements. Vertex has pending applications in the United States, and foreign counterpart applications in countries it deems appropriate, for all of its most advanced research and development programs. In addition, the Company relies upon trade secrets and contractual arrangements to protect certain of its proprietary information and products.

     There can be no assurance that any patents will issue from any of the Company's patent applications or, even if patents issue or have issued, that the claims thereof will provide the Company with any significant protection against competitive products or otherwise be valuable commercially. Legal standards relating to the validity of patents and the proper scope of their claims in the biopharmaceutical field are still evolving, and there is no consistent policy regarding the breadth of claims allowed in biopharmaceutical patents. No assurance can be given as to the Company's ability to avoid infringing, and thus having to negotiate a license under, any patents issued to others, or that a license to such patents would be available on commercially acceptable terms, if at all. See Item 3, "Legal Proceedings."

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

     Much of the Company's technology and many of its processes are dependent upon the knowledge, experience and skills of key scientific and technical personnel. To protect its rights to its proprietary know-how and technology, the Company requires all employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside the Company. These agreements require disclosure and assignment to the Company of ideas, developments, discoveries and inventions made by employees, consultants, advisors and collaborators. However, there can be no assurance that these agreements will effectively prevent disclosure of the Company's confidential information or will provide meaningful protection for the Company's confidential information if there is unauthorized use or disclosure.

MANUFACTURING

     The Company relies on third party manufacturers and collaborative partners to produce its compounds for preclinical and clinical purposes and may do so for commercial production of any compounds that are approved for marketing. Commercial manufacturing of Agenerase will be done, at least initially, by Glaxo Wellcome. Vertex retains the option to manufacture a portion of Glaxo Wellcome's requirements for bulk drug substance. If Vertex were to exercise that option, it would rely upon one or more contract manufacturers to manufacture the Agenerase bulk drug substance on its behalf.

     The Company has established a quality assurance program, including a set of standard operating procedures, intended to ensure that third party manufacturers under contract produce the Company's compounds in accordance with the FDA's current Good Manufacturing Practices, or cGMP, and other applicable regulations.

     The Company believes that all of its existing compounds can be produced using established manufacturing methods, primarily through standard techniques of pharmaceutical synthesis. The Company believes that it will be able to continue to negotiate third party manufacturing arrangements on commercially reasonable terms and that it will not be necessary for it to develop internal manufacturing capability in order to successfully commercialize its products. The Company's objective is to maintain flexibility in deciding whether to develop internal manufacturing capabilities for certain of its potential products. However, in the event that the Company is unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, it may not be able to commercialize its products as planned. The Company has limited experience in manufacturing pharmaceutical or other products or in conducting manufacturing testing programs required to obtain FDA and other regulatory approvals, and there can be no assurance that the Company will further develop such capabilities successfully.

     Since most of the Company's potential products are at an early stage of development, the Company will need to improve or modify its existing manufacturing processes and capabilities to produce commercial quantities of any drug product economically. The Company cannot quantify the time or expense that may ultimately be required to improve or modify its existing process technologies, but it is possible that such time or expense could be substantial.

     The production of Vertex's compounds is based in part on technology that the Company believes to be proprietary. Vertex may license this technology to contract manufacturers to enable them to manufacture compounds for the Company. In addition, a contract manufacturer may develop process technology related to the manufacture of Vertex's compounds that the manufacturer owns either independently or jointly with the Company. This would increase the Company's reliance on such manufacturer or require the Company to obtain a license from such manufacturer in order to have its products manufactured.

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

COMPETITION

     The Company is engaged in pharmaceutical fields characterized by extensive research efforts, rapid technological progress and intense competition. There are many public and private companies, including pharmaceutical companies, chemical companies and biotechnology companies, engaged in developing products for the same human therapeutic applications as those targeted by Vertex. In order for the Company to compete successfully, it must demonstrate improved safety, efficacy, ease of manufacturing and market acceptance of its products over those of its competitors who have received regulatory approval and are currently marketing their drugs. In the field of HIV protease inhibition, Merck & Co., Inc., Abbott Laboratories, Inc., Hoffmann-La Roche, and Agouron Pharmaceuticals, Inc. have HIV protease inhibitor drugs that are already on the market. Many of the Company's competitors have substantially greater financial, technical and human resources than those of the Company and more experience in the development of new drugs. See "Risk Factors--Vertex Faces Substantial Competition."

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

     As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animals to identify potential safety problems. For certain diseases, animal models exist that are believed to be predictive of human efficacy. For such diseases, a drug candidate is tested in an animal model. The results of the studies are submitted to the FDA as a part of the Investigational New Drug application (IND) which is filed to comply with FDA regulations prior to commencement of human clinical testing. For other diseases for which no appropriately predictive animal model exists, no such results can be filed. For several of the Company's drug candidates, no appropriately predictive model exists. As a result, no IN VIVO evidence of efficacy would be available until such compounds progress to human clinical trials.

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound will be tested for safety, dosage tolerance, absorption, bioavailability, biodistribution, metabolism, excretion, clinical pharmacology and, if possible, for early information on effectiveness. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at geographically dispersed study sites, to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for physician labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be evaluated by an independent Institutional Review Board at the institution at which the study will be conducted. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

     Data from preclinical testing and clinical trials are submitted to the FDA in a New Drug Application (NDA) for marketing approval. The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years and require the expenditure of substantial resources. Preparing an NDA involves considerable data collection, verification, analysis and expense, and there can be no assurance that approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied or may require additional testing or information. Among the conditions for marketing approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's cGMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, monies and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by or under the authority of other federal, state or local agencies.

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

     Under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may be granted marketing exclusivity for a period of time following FDA approval of certain drug applications if FDA approval is received before the expiration of the patent's original term. This marketing exclusivity would prevent a third party from obtaining FDA approval for a similar or identical drug through an Abbreviated New Drug Application, which is the application form typically used by manufacturers seeking approval of a generic drug. The statute also allows a patent owner to extend the term of the patent for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval. The Company intends to seek the benefits of this statute, but there can be no assurance that the Company will be able to obtain any such benefits.

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

HUMAN RESOURCES

     As of December 31, 1998, Vertex had 304 full-time employees, including 219 in research and development, 38 in support services and 47 in general and administrative functions, and one part-time employee. Fourteen of these employees were located at Vertex's new U.K. research and development facility, opened in 1998. The Company's scientific staff members (103 of whom hold Ph.D. and/or M.D. degrees) have diversified experience and expertise in molecular and cell biology, biochemistry, animal pharmacology, synthetic organic chemistry, protein x-ray crystallography, protein nuclear magnetic resonance spectroscopy, computational chemistry, biophysical chemistry, medicinal chemistry, clinical pharmacology and clinical medicine. In addition, the Company's Altus subsidiary had 30 full-time employees as of December 31, 1998. The Company's employees are not covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.


EXECUTIVE OFFICERS

The names, ages and positions held by the executive officers of the Company are as follows:

Name                                  Age    Position
----                                  ---    --------
Joshua S. Boger, Ph.D. . . . . . . . .47     Chairman, President and Chief
                                             Executive Officer

Richard H. Aldrich . . . . . . . . . .44     Senior Vice President and Chief
                                             Business Officer

Vicki L. Sato, Ph.D. . . . . . . . . .50     Senior Vice President of Research
                                             and Development and Chief
                                             Scientific Officer; Chair of the
                                             Scientific Advisory Board

Iain P. M. Buchanan. . . . . . . . . .45     Vice President of European
                                             Operations; Managing Director of
                                             Vertex Pharmaceuticals (Europe)
                                             Limited

Thomas G. Auchincloss, Jr. . . . . . .37     Vice President of Finance and
                                             Treasurer

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

     Vicki L. Sato, Ph.D. . . . . .   Senior Vice President of Research and
                                      Development and Chief Scientific Officer,
                                      Vertex Pharmaceuticals Incorporated.

     Steven J. Burakoff, M.D. . . .   Chair, Department of Pediatric Oncology,
                                      Dana-Farber Cancer Institute; Professor
                                      of Pediatrics, Harvard Medical School.

     Eugene H. Cordes, Ph.D.. . . .   Professor of Pharmacy and Chemistry,
                                      University of Michigan at Ann Arbor.

     Jerome E. Groopman, M.D. . . .   Chief, Division of Experimental Medicine,
                                      Beth Israel Deaconess Medical Center;
                                      Recanati Chair of Medicine and
                                      Professor of Medicine, Harvard Medical
                                      School.

     Stephen C. Harrison, Ph.D. . .   Higgins Professor of Biochemistry,
                                      Harvard University; Investigator, Howard
                                      Hughes Medical Institute; Professor of
                                      Biological Chemistry and Molecular
                                      Pharmacology and Professor of Pediatrics,
                                      Harvard Medical School.

     Jeremy R. Knowles, D. Phil.. .   Dean of the Faculty of Arts and Sciences
                                      and Amory Houghten Professor of Chemistry and Biochemistry, Harvard University.

     Robert T. Schooley, M.D. . . .   Tim Gill Professor of Medicine and
                                      Head of Infectious Disease, University of
                                      Colorado Health Sciences Center.

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

                                    RISK FACTORS

     The following factors, among others, could cause actual results to differ materially from those contained in forward-looking statements in this Report or presented elsewhere by Vertex.

Market Acceptance of Agenerase Cannot Yet Be Determined

     Agenerase is currently awaiting marketing approval by regulatory authorities, and it is too early to predict whether the product will be successful in the market. Four other HIV protease inhibitors are on the market, as well as a number of other products for the treatment of HIV infection and AIDS. In addition, numerous other drugs are still in development by the Company's competitors, which may have more efficacy, fewer side effects, easier administration and/or lower costs. To date, HIV has been shown to develop resistance to antiviral drugs, including currently marketed HIV protease inhibitors. There can be no assurance that such disease resistance or other factors will not limit the efficacy of Agenerase. Although Vertex will co-promote Agenerase, most of the marketing effort and all of the sales effort will be made by Glaxo Wellcome, and Vertex will have little control over the success of those efforts.

SUCCESSFUL DEVELOPMENT OF PIPELINE CANNOT BE PREDICTED

     The products that the Company is pursuing will require extensive additional development, testing and investment, as well as regulatory approvals, prior to commercialization. No assurance can be given that the Company's product development efforts will be successful, that required regulatory approvals will be obtained or that any products, if introduced, will be commercially successful. The results of preclinical and initial clinical trials of products under development by the Company are not necessarily predictive of results that will be obtained from large-scale clinical testing, and there can be no assurance that clinical trials of products under development will demonstrate the safety and efficacy of such products or will result in a marketable product. The administration alone or in combination with other drugs of any product developed by the Company may produce undesirable side effects in humans. The failure to demonstrate adequately the safety and efficacy of a therapeutic drug under development could delay or prevent regulatory approval of the product and could have a material adverse effect on the Company. In addition, the FDA may require additional clinical trials, which could result in increased costs and significant development delays. Commercial formulation and manufacturing processes have yet to be developed for the Company's drug candidates other than Agenerase. The Company or its collaborators may encounter difficulties in their manufacturing process development and formulation activities that could result in delays in clinical trials, regulatory submissions and commercialization of its products, or cause negative financial and competitive consequences.

CLINICAL TRIAL TIMING MAY BE SUBJECT TO DELAYS

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

VERTEX IS DEPENDENT ON COLLABORATIVE PARTNERS

     The Company is engaged in research and development collaborations, pursuant to which its partners have agreed to fund portions of the Company's research and development programs and/or to conduct certain research and development relating to specified products, in exchange for certain technology, product and marketing rights relating to those products. Some of the Company's current corporate partners have certain rights to control the planning and execution of product development and clinical programs, and there can be no assurance that such corporate partners' rights to control aspects of such programs will not impede the Company's ability to conduct such programs in accordance with the schedules and in the manner currently contemplated by the Company for such programs. If any of the Company's corporate collaborators were to terminate its relationship with Vertex, it could have a material adverse effect on the Company's ability to fund related and other programs and to develop, manufacture and market any products that may have resulted from such collaboration. The Company expects to seek additional collaborative arrangements to develop and commercialize its products in the future. There can be no assurance that the Company will be able to establish acceptable collaborative arrangements in the future or that such collaborative arrangements will be successful.

THE TECHNOLOGIES USED BY VERTEX ARE RAPIDLY CHANGING

     The Company is engaged in pharmaceutical fields characterized by extensive research efforts, rapid technological progress and intense competition. Further, the Company believes that interest in the application of structure-based drug design and related technologies may continue and may accelerate as the technologies become more widely understood. Businesses, academic institutions, governmental agencies and other public and private research organizations are conducting research to develop technologies that may compete with those used by the Company. It is possible that the Company's competitors could acquire or develop technologies that would render the Company's technology obsolete or noncompetitive.

VERTEX FACES SUBSTANTIAL COMPETITION

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

VERTEX RELIES ON THIRD PARTY MANUFACTURERS

     The Company's ability to conduct clinical trials and its ability to commercialize its potential products will depend, in part, on its ability to manufacture its products on a large scale, either directly or through third parties, at a competitive cost and in accordance with FDA and other regulatory requirements. The Company currently does not have the capacity to manufacture drugs in large-scale quanties and is dependent on third party manufacturers or collaborative partners for the production of its compounds for preclinical research, clinical trial purposes and commercial production. In the event that the Company is unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, it may not be able to conduct or complete clinical trials or commercialize its products as planned. The Company has no experience in manufacturing pharmaceutical or other products, and there can be no assurance that the Company will successfully develop such capabilities. Some of the Company's current corporate partners have certain manufacturing rights with respect to the Company's products under development, and there can be no assurance that such corporate partners' manufacturing rights will not impede the Company's ability to conduct the development programs and commercialize any resulting products in accordance with the schedules and in the manner currently contemplated by the Company.

THE REGULATORY APPROVAL PROCESS IS SUBJECT TO UNCERTAINTIES

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

THE SCOPE OF PATENT PROTECTION IS UNCERTAIN

     The Company's success will depend, in part, on its ability to obtain United States and foreign patent protection for its products and their uses, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. There can be no assurance that patents will issue from any of the Company's pending or future patent applications. Legal standards relating to the validity of patents and the proper scope of their claims in the biopharmaceutical field are still evolving, and there is no consistent law or policy regarding the valid breadth of claims in biopharmaceutical patents or the effect of prior art on them. If the Company is unable to obtain adequate patent protection, its ability to prevent competitors from making, using and selling competing products will be limited. Furthermore, the Company's activities may infringe the claims of the patents held by third parties. Defense and prosecution of patent claims, as well as participation in interference proceedings, can be expensive and time-consuming, even in those instances in which the outcome is favorable to the Company. If the outcome of any such litigation or proceeding were adverse, the Company could be subject to significant liabilities to third parties, could be required to obtain licenses from third parties or could be required to cease sales of the affected products, any of which could have a material adverse effect on the Company.

VERTEX WILL CONTINUE TO HAVE SIGNIFICANT FUTURE CAPITAL NEEDS; AVAILABILITY OF ADDITIONAL FUNDING IS UNCERTAIN

     The Company expects to incur substantial research and development and related supporting expenses as it designs and develops existing and future compounds and undertakes clinical trials of potential drugs resulting from such compounds. The Company also expects to incur substantial administrative and commercialization expenditures in the future and substantial expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property claims. The Company anticipates that it will finance these substantial cash needs with Agenerase royalty revenue, its existing cash reserves, together with interest earned thereon, future payments under its collaborative agreements, facilities and equipment financing and additional collaborative agreements. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of debt or equity securities or other methods of financing. Any equity financings could result in dilution to the Company's then existing stockholders. Any debt financing, if available at all, may be on terms which, among other things, restrict the Company's ability to pay dividends (although the Company does not intend to pay dividends for the foreseeable future). If adequate funds are not available, the Company may be required to curtail significantly or discontinue one or more of its research, drug discovery or development programs, including clinical trials, or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies or products in research or development. No assurance can be given that additional financing will be available on acceptable terms, if at all.

THIRD PARTY PHARMACEUTICAL REIMBURSEMENT POLICIES MAY AFFECT PRODUCT PRICING

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

THE COMPANY LACKS SALES AND MARKETING EXPERIENCE

     The Company currently has little experience in marketing and no experience selling pharmaceutical products. The Company must either develop a marketing and sales force or enter into arrangements with third parties to market and sell any of its product candidates which are approved by the FDA. In the territories where the Company retains marketing and co-promotion rights, there can be no assurance that the Company will successfully develop its own sales and marketing experience or that it will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. If the Company develops its own marketing and sales capability, it will compete with other companies that currently have experienced and well-funded marketing and sales operations. To the extent that the Company has or enters into co-promotion or other sales and marketing arrangements with other companies, any revenues to be received by the Company will be dependent on the efforts of others, and there can be no assurance that such efforts will be successful.

THERE IS A RISK OF PRODUCT LIABILITY

     The Company's business will expose it to potential product liability risks that are inherent in the testing, manufacturing and marketing of pharmaceutical products. The use of the Company's products in clinical trials also exposes the Company to the possibility of product liability claims and possible adverse publicity. These risks will increase to the extent the Company's products receive regulatory approval and are commercialized. There can be no assurance that the Company will be able to maintain its existing levels of product liability insurance or be able to obtain or maintain such additional insurance as it may need in the future on acceptable terms. Nor can there be any assurance that the Company's existing insurance or any such additional insurance will provide adequate coverage against potential liabilities.

SHARE PRICE MAY FLUCTUATE BASED ON FACTORS BEYOND VERTEX'S CONTROL

     Market prices for securities of companies such as Vertex are highly volatile, and the market for the securities of such companies, including the Common Stock of the Company, has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of these particular companies. Factors such as announcements of results of clinical trials, technological innovations or new products by Vertex or its competitors, government regulatory action, public concern as to the safety of products developed by the Company or others, patent or proprietary rights developments and market conditions for pharmaceutical and biotechnology stocks, in general, could have a significant adverse effect on the future market price of the Company's common stock.

VERTEX HAS ANTI-TAKEOVER PROVISIONS THAT MAY DISCOURAGE CHANGE IN CONTROL

     The Company's charter and By-law provisions and the Company's Stockholder Rights Plan may discourage certain types of transactions involving an actual or potential change in control of the Company which might be beneficial to the Company or its stockholders. The Company's charter provides for staggered terms for the members of the Board of Directors. The Company's By-laws grant the Directors a right to adjourn annual meetings of stockholders, and certain provisions of the By-laws may be amended only with an 80% stockholder vote. Pursuant to the Company's Stockholder Rights Plan, each share of Common Stock has an associated preferred share purchase right (a "Right"). The Rights will not trade separately from the Common Stock until, and are exercisable only upon, the acquisition or the potential acquisition through tender offer by a person or group of 15% or more of the outstanding Common Stock. Shares of any class or series of preferred stock may be issued by the Company in the future without stockholder approval and upon such terms as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any class or series of preferred stock that may be issued in the future.


     ITEM 2.   PROPERTIES

     The Company leases an aggregate of approximately 134,000 square feet of laboratory and office space in seven facilities at in Cambridge, Massachusetts. The leases have expiration dates ranging from December 2000 to 2009. The Company has the option to extend the lease for the Company's headquarters facility at 130 Waverly Street, Cambridge, for up to two additional terms, ending in 2015.

     During 1998, Vertex opened a research and development facility in the U.K. of approximately 7,000 square feet of laboratory and office space located in Swindon under a lease expiring in August 2000. The Company has the right to terminate this lease at any time after June 1999. The Company has also leased approximately 24,000 square feet of laboratory and office space in Milton Park under a lease expiring in 2013, with a right of early termination in 2008. Upon completion of construction of the Milton Park facility, expected by the third quarter of 1999, the Company will consolidate its U.K. business and research and development activities from Ascot and Swindon to Milton Park.

     The Company believes its facilities are adequate for its current needs. The Company believes it can obtain additional space on commercially reasonable terms.


ITEM 3.   LEGAL PROCEEDINGS

     Chiron Corporation ("Chiron") filed suit on July 30, 1998 against the Company and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of various U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research and development. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of Chiron inventions. While the final outcome of these actions cannot be determined, the Company believes that the plaintiff's claims are without merit and intends to defend the actions vigorously.


ITEM 4.   SUBMISSION OF MATTERS TO SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


                                      PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

      The Company's Common Stock trades on the Nasdaq National Market ("Nasdaq") under the symbol "VRTX." The following table sets forth the high, low and last sale prices of each quarter for the Common Stock as reported by Nasdaq for the periods indicated.


1997                                       High        Low         Close
------------------------------------------------------------------------
First Quarter                            $52 3/4     $37 3/4     $40 1/2
Second Quarter                            49 3/4      27 5/8      38 1/4
Third Quarter                             41 5/8      29 3/8      37 3/4
Fourth Quarter                            38 3/8      25 1/4      33


1998                                       High        Low         Close
------------------------------------------------------------------------
First Quarter                            $40 3/8     $31 1/4     $31 15/16
Second Quarter                            33 7/8      21 1/2      22 1/2
Third Quarter                             27 7/8      14 1/2      23
Fourth Quarter                            30          20          29 3/4


     The last sale price of the Common Stock on March 12, 1999, as reported by
Nasdaq, was $26.75 per share.   As of March 12, 1999, there were 254 holders of
record of the Common Stock (approximately 7,200 beneficial holders).

     The Company has never declared or paid any cash dividends on its Common Stock and currently expects that future earnings, if any, will be retained for use in its business.

RECENT SALES OF UNREGISTERED SECURITIES

  None

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for each of the five years in the period ended December 31, 1998 are derived from the Company's Consolidated Financial Statements. This data should be read in conjunction with the Company's audited financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                   YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                 1998          1997          1996          1995          1994
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Consolidated Statement of Operations Data:
Revenues:
  Collaborative and other research and
     development revenues. . . . . . . . . . . $ 29,055      $ 29,926      $ 13,341      $ 22,081      $ 19,571
  Investment income. . . . . . . . . . . . . .   15,343        13,873         5,257         5,453         3,574
                                               --------      --------      --------      --------      --------
     Total revenues. . . . . . . . . . . . . .   44,398        43,799        18,598        27,534        23,145
                                               --------      --------      --------      --------      --------
Costs and expenses:
  Research and development . . . . . . . . .     58,668        51,624        35,212        41,512        34,761
  General and administrative . . . . . . . .     18,135        11,430         7,929         7,069         5,540
  License Payment. . . . . . . . . . . . . . .       --            --        15,000            --            --
  Interest . . . . . . . . . . . . . . . . .        681           576           462           481           439
                                               --------      --------      --------      --------      --------
     Total costs and expenses. . . . . . . . .   77,484        63,630        58,603        49,062        40,740
                                               --------      --------      --------      --------      --------
Net loss . . . . . . . . . . . . . . . . . .   $(33,086)     $(19,831)     $(40,005)     $(21,528)     $(17,595)
                                               --------      --------      --------      --------      --------
                                               --------      --------      --------      --------      --------
Basic and diluted net loss per common
share. . . . . . . . . . . . . . . . . . . . . $  (1.31)     $  (0.82)     $  (2.13)     $  (1.25)     $  (1.11)
Basic and diluted weighted average
number of common shares outstanding. . . . . .   25,299        24,264        18,798        17,231        15,818



                                                                         DECEMBER 31,
                                               ----------------------------------------------------------------
                                                 1998          1997          1996           1995         1994
                                               --------      --------      --------       --------     --------
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments . . .   $245,652      $279,671      $130,359       $86,978      $106,470
Total assets . . . . . . . . . . . . . . . .    266,346       295,604       143,499        98,981       116,175
Obligations under capital leases and debt,
excluding current portion. . . . . . . . . .      7,032         5,905         5,617         4,912         4,729
Accumulated deficit. . . . . . . . . . . . .   (149,861)     (116,775)      (96,944)      (56,939)      (35,411)
Total stockholders' equity . . . . . . . . .    246,212       276,001       130,826        85,272       105,478


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE BUT ARE NOT LIMITED TO THOSE DESCRIBED IN THE SECTION ENTITLED "RISK FACTORS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF.

     The Company is engaged in the discovery, development and commercialization of novel, small molecule pharmaceuticals for the treatment of major diseases for which there are currently limited or no effective treatments. The Company is a leader in the use of structure-based drug design, an approach to drug discovery that integrates advanced biology, biophysics, chemistry and information technologies. The Company is conducting research and development programs to develop pharmaceuticals for the treatment of viral diseases, multidrug resistance in cancer, autoimmune and inflammatory diseases and neurodegenerative disorders.

     To date, the Company has not received any material revenues from the sale of pharmaceutical products. A New Drug Application ("NDA") was submitted in October 1998 for the Company's lead product, Agenerase-TM- (amprenavir) for the treatment of HIV infection. Glaxo Wellcome plc ("Glaxo Wellcome"), Vertex's partner, has also submitted applications for market approval to Canadian and European regulatory agencies. Assuming the NDA is approved, the Company will receive a royalty on sales of Agenerase from Glaxo Wellcome. The Company has incurred operating losses since its inception and expects to incur a loss in 1999. The Company believes that operating losses may continue beyond 1999, even if significant royalties are realized on Agenerase-TM- sales, because the Company is planning to make significant investments in research and development for its other potential products. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997.

     The Company's total revenues were $44,398,000 in 1998 as compared to $43,799,000 in 1997. In 1998, revenues consisted of $27,939,000 under the
Company's collaborative agreements, $15,343,000 in investment income and $1,116,000 in government grants and other income. Collaborative revenue in 1998 included a $6,000,000 payment from Schering AG, Germany ("Schering AG") associated with the signing of a collaborative agreement for the Company's neurophilin ligand program and $4,000,000 of research funding under that agreement, a $2,000,000 milestone payment from Kissei Pharmaceutical Co., Ltd. ("Kissei") for the acceptance of VX-745 as the lead development candidate for the Company's p38 MAP kinase program, and a $3,000,000 milestone payment from Glaxo Wellcome for the NDA filing for Agenerase. Other collaborative revenue in 1998 included $3,738,000 from Kissei, $3,457,000 from Glaxo Wellcome, $5,193,000 from Eli Lilly and Company ("Lilly") and $551,000 from others. Research funding requirements under the Glaxo Wellcome agreement ended on December 31, 1998, although Glaxo Wellcome continues to have certain development funding obligations. In 1997, revenues consisted of $27,703,000 under the Company's collaborative agreements, $13,873,000 in investment income, and $2,223,000 in government grants and other income. Revenue from collaborative agreements in 1997 consisted of $3,275,000 from Glaxo Wellcome, $8,660,000 from Hoechst Marion Roussel ("HMR"), $9,810,000 from Kissei, $5,694,000 from

Lilly and $264,000 from others.

     Total costs and expenses increased to $77,484,000 in 1998 from $63,630,000 in 1997. Research and development expenses increased to $58,668,000 in 1998 from $51,624,000 in 1997. The Company increased research staffing, including opening a research site in the U.K., to fully staff a higher number of discovery programs. In addition, the Company expanded its development infrastructure. General and administrative expenses increased in 1998 to $18,135,000 from $11,430,000 in 1997 primarily as a result of headcount growth to handle the administrative requirements of the Company's growing research and development operation, legal expenses associated with expansion of the Company's intellectual property position and marketing expenses associated with the anticipated launch of Agenerase and the Company's co-promotion preparations. Interest expense increased in 1998 to $681,000 from $576,000 in 1997 due to higher levels of equipment financing during 1998.

     The Company recorded a net loss of $33,086,000 or $1.31 per share in 1998 compared to a net loss of $19,831,000 or $0.82 per share in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996.

     The Company's total revenues increased to $43,799,000 in 1997 from $18,598,000 in 1996. In 1997, revenues consisted of $27,703,000 under the
Company's collaborative agreements, $13,873,000 in investment income, and $2,223,000 in government grants and other income. The principal reasons for the increase in revenue in 1997 were the commencement of new collaborations with Lilly on the Company's hepatitis C protease program and with Kissei on the Company's p38 MAP kinase program, in addition to greater investment income from higher levels of cash and investments. The 1997 collaborations with Lilly and Kissei included payments of $3,000,000 and $4,000,000, respectively, and research funding of $2,694,000 and $1,500,000, respectively. Other collaborative revenue in 1997 included $4,310,000 from Kissei, $8,660,000 from HMR, which included a $3,000,000 milestone payment, $3,275,000 from Glaxo Wellcome, and $264,000 from others. Research funding requirements under the HMR agreement ended on December 31, 1997, although HMR continues to have certain development funding obligations. In 1996, revenues consisted of $12,013,000 under the Company's collaborative agreements, $5,257,000 in investment income and $1,328,000 in government grants and other income. Revenue from collaborative agreements consisted of $6,289,000 from Glaxo Wellcome, $4,196,000 from HMR, $692,000 from Kissei and $836,000 from others.

     The Company's total costs and expenses increased to $63,630,000 in 1997 from $58,603,000 in 1996. In 1996, the Company paid $15,000,000 to obtain a non-exclusive, world-wide license under certain G.D. Searle & Co. ("Searle") patent applications claiming HIV protease inhibitors. Research and development expenses increased to $51,624,000 in 1997 from $35,212,000 in 1996 principally due to the commencement of preclinical development activities for drug candidates in the ICE and IMPDH programs as well as the continued expansion of the Company's core scientific staff. In addition, general and administrative expenses increased to $11,430,000 in 1997 from $7,929,000 in 1996. The increase in general and administrative expense principally reflects the impact of personnel additions, an increase in legal expenses related to patent activity and an increase in marketing activities. Interest expense increased to $576,000 in 1997 from $462,000 in 1996 due to higher levels of equipment lease financing during the year.

     The Company recorded a net loss of $19,831,000 or $0.82 per share in 1997 compared to a net loss of $40,005,000 or $2.13 per share in 1996. The lower loss per share reflects not only a lower aggregate loss but also an increase in average common shares outstanding from 18,798,000 in 1996 to 24,264,000 in 1997 due to two Common Stock offerings in August 1996 and March 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations have been funded principally through strategic collaborative agreements, public offerings and private placements of the Company's equity securities, equipment financing, government grants and investment income. Assuming Agenerase is approved by the FDA, the Company will begin receiving product royalty revenue in 1999. The Company has been expanding its operations in order to increase and advance the number of potential products in its research and development pipeline. Consequently, the Company expects to incur increased research and development and related supporting expenses and is likely to continue experiencing losses on a quarterly and annual basis. The Company also expects to incur substantial administrative and commercialization expenditures in the future and additional expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property rights.

     The Company expects to finance these substantial cash needs with expected royalty revenue from Agenerase, its existing cash and investments of approximately $246,000,000 at December 31, 1998, together with investment income earned thereon, future payments under its existing collaborative agreements, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of securities, or new research collaborations for new or existing projects or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

     The Company's aggregate cash and investments decreased by $34,019,000 during 1998 to $245,652,000 at December 31, 1998. Cash used by operations, principally to fund research and development activities, was $31,055,000 during the same period. The Company also expended $7,901,000 during this period to acquire property and equipment, principally for research equipment and facilities. During 1998, the Company entered into equipment financing arrangements in the aggregate amount of $4,085,000 and repaid $2,716,000 of its lease obligations.

     In addition to the expansion of the research and development activities in the U.S., the Company expanded its U.K. operations to include a research site during 1998. The Company expects that, in general, research and development as well as general and administrative expenses will continue to increase as the Company starts new research projects, advances current clinical and preclinical candidates, and expands its marketing and business development activities.

     During 1998, the Company and Schering AG entered into a collaborative agreement to research, develop and commercialize novel, orally active neurophilin ligand compounds to promote nerve regeneration for the treatment of a number of neurological diseases. Under the terms of the agreement, Schering AG will pay the Company up to $88,000,000 composed of a $6,000,000 license payment paid in September 1998, $22,000,000 of product research funding over five years and potentially $60,000,000 of development and commercialization milestone payments.

     At December 31, 1998, the Company leased approximately 134,000 square feet of office and research space in the U.S. and 31,000 square feet in the U.K. These leases have terms ranging from 3 to 10 years. In addition, the Company's liability for capitalized equipment lease obligations and other equipment financing totaled approximately $10 million at December 31, 1998.

YEAR 2000

     The Company has completed its evaluation of its business critical information technology systems ("IT Systems") and has determined the actions necessary in order to ensure that such IT Systems will be able to function without disruption with respect to the application of dating systems in the Year 2000. The Company has begun to upgrade, replace and test certain of its IT

Systems based on the results of that evaluation. Evaluation of embedded systems in the Company's non-computer equipment ("Non-IT Systems") for Year 2000 compliance is under way but has not been completed.

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

     The Company expects to complete its internal evaluation and remediation efforts and its assessment of third party compliance and contingency plans by mid-1999. However, there can be no assurance that these evaluations and any required remedial actions will be able to be completed on a timely basis. The Company believes that its IT Systems and Non-IT Systems are either already Year 2000 compliant or will be so prior to the Year 2000. The Company estimates the cost of making its IT systems and Non-IT systems Year 2000 complaint will be approximately $200,000. There can be no assurance, however, that the Company will not experience unexpected costs in achieving full Year 2000 compliance, which could result in a material adverse effect on the Company's future results of operations. The Company believes that it will be able to locate alternate sources for any critical goods or services provided by non-compliant third parties, if any. However, the Company may not be able to timely develop or implement contingency plans to address those business critical systems and third party relationships which may not be Year 2000 compliant.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve the Company's capital until it is required to fund operations, including the Company's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. The Company does not own derivative financial instruments in its investment portfolio.

INTEREST RATE RISK

     The Company invests its cash in a variety of financial instruments, principally securities issued by the U.S. Government and its agencies, investment grade corporate and money market instruments. These investments are denominated in U.S. dollars. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. The Company's investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and the Company has implemented guidelines limiting the duration of investments. Due to the conservative nature of these instruments, the Company does not believe that it has a material exposure to interest rate risk.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is contained on pages F-1 through F-18 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors required by this Item is included in the definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders, to be filed with the Commission on or about April 12, 1999 (the "1999 Proxy Statement"), under "Election of Directors" and is incorporated herein by reference. The information regarding executive officers required by this Item is included in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is included in the 1999 Proxy Statement under "Executive Compensation" and is incorporated herein by reference (excluding, however, the "Report on Executive Compensation" and the Performance Graph contained in the 1999 Proxy Statement, which shall not be deemed incorporated herein).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included in the 1999 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not applicable.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL  STATEMENTS.  The Financial Statements required to be filed by
       Item 8 of this Annual Report on Form 10-K, and filed herewith, are as follows:


                                                                           Page Number in
                                                                           This Form 10-k
                                                                           --------------
       Report of Independent Accountants . . . . . . . . . . . . . . . . .      F-2

       Consolidated Balance Sheets as of December 31, 1998 and 1997. . . .      F-3

       Consolidated Statements of Operations for the years ended
       December 31, 1998, 1997 and 1996  . . . . . . . . . . . . . . . . .      F-4

       Consolidated Statements of Stockholders' Equity for the
       years ended December 31, 1998, 1997 and 1996  . . . . . . . . . . .      F-5

       Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and  1996 . . . . . . . . . . . . . . . . .      F-6

       Notes to Consolidated Financial Statements. . . . . . . . . . . . .      F-7 to F-18


(a)(2) FINANCIAL STATEMENT SCHEDULES.

       Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3)  EXHIBITS.

EXHIBIT                       EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
3.1 Restated Articles of Organization filed with the Commonwealth of Massachusetts on July 31, 1991 (filed as Exhibit 3.1 to the Company's 1997 Annual Report on Form 10-K (File No. 0-19319) and incorporated herein by reference).

3.2 Articles of Amendment filed with the Commonwealth of Massachusetts on June 4, 1997 (filed as Exhibit 3.2 to the Company's 1997 Annual Report on Form 10-K (File No. 0-19319) and incorporated herein by reference).

3.3 Certificate of Vote of Directors Establishing a Series of a Class of Stock, as filed with the Secretary of the Commonwealth of Massachusetts on July 31, 1991 (filed as Exhibit 3.3 to the Company's 1997 Annual Report on Form 10-K (File No. 0-19319) and incorporated herein by reference).

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

10.1 1991 Stock Option Plan, as amended and restated as of May 13, 1993 (filed as Exhibit 28.1 to the Company's Registration Statement on Form S-8 (No. 33-65742) and incorporated herein by reference).*

10.2 1994 Stock and Option Plan (filed as Exhibit 10.2 to the Company's 1994 Annual Report on Form 10-K (File No. 0-19319) and incorporated herein by reference).*

10.3 1996 Stock and Option Plan (filed as Exhibit 10.3 to the Company's 1996 Annual Report on Form 10-K (File No. 0-19319) and incorporated herein by reference).*

10.4 Amendment to 1996 Stock and Option Plan adopted December 12, 1997 (filed as Exhibit 10.4 to the Company's 1997 Annual Report on Form 10-K (File No. 0-19319) and incorporated herein by reference).*

10.5 Non-Competition and Stock Repurchase Agreement between the Company and Joshua Boger, dated April 20, 1989 (filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-40966) or amendments thereto and incorporated herein by reference).*

10.6 Form of Employee Stock Purchase Agreement (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-40966) or amendments thereto and incorporated herein by reference).*

10.7      Form of Employee Non-Disclosure and Inventions Agreement (filed as
          Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-40966) or amendments thereto and incorporated herein by reference).

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

10.17 Second Amendment, dated 1 February 1998, to Lease between Fort Washington Realty Trust and the Company dated 1 March 1993 (filed as
          Exhibit 10.17 to the Company's 1997 Annual Report on Form 10-K (File No. 0-19319) and incorporated herein by reference).

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

10.20 Second Amendment to Lease and Option Agreement dated June 12, 1997 between Fort Washington Realty Trust and the Company (filed herewith).

10.21 Agreement for Lease of Premises at 88 Milton Park, Abingdon, Oxfordshire between Milton Park Limited and Vertex Pharmaceuticals (Europe) Limited and Vertex Pharmaceuticals Incorporated (filed herewith)

10.22 Research and Development Agreement dated April 13, 1993 between the Company and Kissei Pharmaceutical Co., Ltd. (with certain confidential information deleted) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-19319) and incorporated herein by reference).

10.23 Research, Development, and License Agreement dated September 8, 1993 between the Company and Roussel Uclaf (with certain confidential information deleted) (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 (File No. 0-19319) and incorporated herein by reference).

10.24 Research Agreement and License Agreement, both dated December 16, 1993, between the Company and Burroughs Wellcome Co. (with certain confidential information deleted) (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-19319) and incorporated herein by reference).

10.25 License Agreement and Supply Agreement, both dated May 9, 1996, between the Company and BioChem Pharma (International) Inc. (with certain confidential information deleted) (filed as Exhibit 10.1 to the Company's Quarterly Report on 10-Q for the quarter ended March 31, 1996 (File No. 0-19319) and incorporated herein by reference).

10.26 Research and Development Agreement between the Company and Eli Lilly and Company effective June 11, 1997 (filed with certain confidential information deleted as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

10.27 Research and Development Agreement between the Company and Kissei Pharmaceutical Co. Ltd. effective September 10, 1997 (filed, with certain confidential information deleted, as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

10.28 Research Agreement between the Company and Schering AG dated as of August 24, 1998 (filed, with certain confidential information deleted, as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).

21 Subsidiaries of the Company (filed as Exhibit 21 to the Company's 1997 Annual Report on Form 10-K (File No. 0-19319) and incorporated herein by reference).

23        Consent of Independent Accountants (filed herewith).

27 Financial Data Schedule (submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission).

------------------

*    Compensatory plan or agreement applicable to management and employees.


(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VERTEX PHARMACEUTICALS INCORPORATED


     March 29, 1999           By:  /s/ Joshua S. Boger
                                   -----------------------------------------
                                   Joshua S. Boger
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                         Title                         Date
----                                         -----                         ----

/s/ Joshua S. Boger                     Director, Chairman, President      March 29, 1999
-------------------------------         and Chief Executive Officer
Joshua S. Boger                         (Principal Executive Officer)

/s/ Thomas G. Auchincloss, Jr.          Vice President of Finance          March 29, 1999
-------------------------------         and Treasurer
Thomas G. Auchincloss, Jr.              (Principal Financial Officer)

/s/ Hans D. Van Houte                   Controller                         March 29, 1999
-------------------------------
Hans D. van Houte


/s/ Barry M. Bloom                      Director                           March 24, 1999
-------------------------------
Barry M. Bloom


/s/ Donald R. Conklin                   Director                           March 29, 1999
-------------------------------
Donald R. Conklin


/s/ Roger W. Brimblecombe               Director                           March 26, 1999
-------------------------------
Roger W. Brimblecombe


/s/ William W. Helman IV                Director                           March 29, 1999
-------------------------------
William W. Helman IV


/s/ Bruce I. Sachs                      Director                           March 29, 1999
-------------------------------
Bruce I. Sachs


/s/ Charles A. Sanders                  Director                           March 29, 1999
-------------------------------
Charles A. Sanders


/s/ Elaine S. Ullian                    Director                           March 24, 1999
-------------------------------
Elaine S. Ullian

                                   EXHIBIT INDEX



10.20 Second Amendment to Lease and Option Agreement dated June 12, 1997 between Fort Washington Realty Trust and the Company (filed herewith).


10.21 Agreement for Lease of Premises at 88 Milton Park, Abingdon, Oxfordshire between Milton Park Limited and Vertex Pharmaceuticals (Europe) Limited and Vertex Pharmaceuticals Incorporated (filed herewith)

23        Consent of Independent Accountants (filed herewith).

27 Financial Data Schedule (submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission).

                       VERTEX PHARMACEUTICALS INCORPORATED

                   Index to Consolidated Financial Statements

                                                                                Page Number
                                                                                -----------

Report of Independent Accountants                                                   F-2

Consolidated Balance Sheets as of December 31, 1998 and 1997                        F-3

Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996                                                    F-4

Consolidated Statements of Stockholders' Equity for the
years ended December 31, 1998, 1997 and 1996                                        F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and  1996                                                   F-6

Notes to Consolidated Financial Statements                                          F-7 to F-18





                        Report of Independent Accountants


To the Board of Directors and Shareholders of Vertex Pharmaceuticals
Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Vertex Pharmaceuticals Incorporated and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

Boston, Massachusetts
February 25, 1999




CONSOLIDATED BALANCE SHEETS
VERTEX PHARMACEUTICALS INCORPORATED


                                                                                                 December 31,
                                                                                            ----------------------
(DOLLARS IN THOUSANDS)                                                                      1998              1997
 ------------------------------------------------------------------------------------------------------------------
Assets
   Current assets:
       Cash and cash equivalents                                                          $24,169           $71,454
       Investments                                                                        221,483           208,217
       Prepaid expenses and other current assets                                            3,056             1,952
-------------------------------------------------------------------------------------------------------------------
           Total current assets                                                           248,708           281,623
   Restricted cash                                                                          2,316             2,316
   Property and equipment, net                                                             14,476            11,095
   Other assets                                                                               846               570
-------------------------------------------------------------------------------------------------------------------
           Total assets                                                                  $266,346          $295,604
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
   Current liabilities:
       Obligations under capital lease and debt                                            $2,752            $2,510
       Accounts payable                                                                     2,808             4,247
       Accrued expenses                                                                     7,542             6,385
       Deferred revenue                                                                        --               556
-------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                       13,102            13,698
   Obligations under capital lease and debt,
       excluding current portion                                                            7,032             5,905
-------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                               20,134            19,603
   Commitments (Note G)
   Stockholders' equity:
       Preferred stock, $.01 par value; 1,000,000 shares  authorized;
           none issued
       Common stock, $.01 par value; 100,000,000 shares authorized;
           25,358,559 and 25,215,617 shares issued and outstanding
           in 1998 and 1997, respectively                                                     254               252
       Additional paid-in capital                                                         395,165           392,372
       Accumulated other comprehensive income (loss)                                          654               152
       Accumulated deficit                                                               (149,861)         (116,775)
-------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                     246,212           276,001
-------------------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                                    $266,346          $295,604
-------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of the consolidated financial statements.




CONSOLIDATED STATEMENTS OF OPERATIONS
VERTEX PHARMACEUTICALS INCORPORATED



                                                                                       Year Ended December 31,
                                                                                       -----------------------
(In thousands, except per share data)                                           1998           1997            1996
-------------------------------------------------------------------------------------------------------------------
Revenues:
   Collaborative and other research and development                          $29,055        $29,926        $ 13,341
   Investment income                                                          15,343         13,873           5,257
                                                                              ------         ------           -----
       Total revenues                                                         44,398         43,799          18,598
-------------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Research and development                                                   58,668         51,624          35,212
   General and administrative                                                 18,135         11,430           7,929
   License payment                                                                --             --          15,000
   Interest                                                                      681            576             462
                                                                                ----           ----            ----
       Total costs and expenses                                               77,484         63,630          58,603
-------------------------------------------------------------------------------------------------------------------
Net loss                                                                    $(33,086)      $(19,831)       $(40,005)
-------------------------------------------------------------------------------------------------------------------
Basic and diluted loss per common share                                       $(1.31)        $(0.82)        $(2.13)
Basic and diluted weighted average number of
common shares outstanding                                                     25,299         24,264        18,798
------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.




CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
VERTEX PHARMACEUTICALS INCORPORATED

                                                                                        Accumulated
                                              Common Stock      Additional              Other                          Total
                                           -------------------   Paid-in   Accumulated  Comprehensive   Comprehensive  Stockholders'
(In thousands)                             Shares       Amount   Capital   Deficit      income (loss)   income (loss)  Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                 17,299         $173    $142,038    $(56,939)                                $85,272
Net change in unrealized holding gains/
   losses on investments                                                                     $35          $    35           35
Translation adjustments                                                                       14               14           14
Net loss                                                                       (40,005)                   (40,005)     (40,005)
                                                                                                         --------
Comprehensive loss                                                                                       (39,956)
                                                                                                         --------
Issuances of common stock:
   Public offering of common stock          3,450           34      77,481                                              77,515
   Private placement of common stock          152            2       4,998                                               5,000
   Benefit plans                              196            2       2,993                                               2,995
------------------------------------------------------------------------------------------------                   -----------
Balance, December 31, 1996                 21,097          211     227,510     (96,944)       49                       130,826
Net change in unrealized holding gains/
   losses on investments                                                                     115              115          115
Translation adjustments                                                                      (12)             (12)         (12)
Net loss                                                                       (19,831)                   (19,831)     (19,831)
                                                                                                         --------
Comprehensive loss                                                                                        (19,728)
                                                                                                         --------
Issuances of common stock:
   Public offering of common stock          3,450           34     148,776                                             148,810
   Private placement of common stock          264            3       9,997                                              10,000
   Benefit plans                              405            4       6,089                                               6,093
------------------------------------------------------------------------------------------------                   -----------
Balance, December 31, 1997                 25,216          252     392,372    (116,775)      152                       276,001
Net change in unrealized holding gains/
   losses on investments                                                                     502              502          502
Translation adjustments                                                                       --               --           --
Net loss                                                                       (33,086)                   (33,086)     (33,086)
                                                                                                         --------
Comprehensive loss                                                                                       $(32,584)
                                                                                                         --------
Issuances of common stock:
   Benefit plans                              143            2       2,793                                               2,795
------------------------------------------------------------------------------------------------                   -----------
Balance, December 31, 1998                 25,359         $254    $395,165   $(149,861)  $   654                      $246,212
------------------------------------------------------------------------------------------------                   -----------
------------------------------------------------------------------------------------------------                   -----------

The accompanying notes are an integral part of the consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
VERTEX PHARMACEUTICALS INCORPORATED



                                                                                 Year Ended December 31,
                                                                                 -----------------------
(In thousands)                                                            1998              1997             1996
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                          $ (33,086)        $ (19,831)        $(40,005)
   Adjustment to reconcile net loss to net
       cash used by operating activities:
       Depreciation and amortization                                     4,520             3,588            3,160
       Realized gains/losses on available for sale securities             (547)               --               --
   Changes in assets and liabilities:
       Prepaid expenses and other current assets                        (1,104)             (161)            (832)
       Accounts payable                                                 (1,439)            2,856           (1,631)
       Accrued expenses                                                  1,157             3,630             (748)
       Deferred revenue                                                   (556)              556             (197)
                                                                     ---------         ---------         --------
          Net cash provided (used) by operating activities             (31,055)           (9,362)         (40,253)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchases of investments                                           (507,540)         (303,599)         (73,035)
   Sales and maturities of investments                                 495,323           191,005           36,150
   Expenditures for property and equipment                              (7,901)           (6,020)          (3,983)
   Other assets                                                           (276)             (200)             518
                                                                     ---------         ---------         --------
          Net cash provided (used) by investing activities             (20,394)         (118,814)         (40,350)
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of capital lease obligations and debt                      (2,716)           (3,104)          (2,187)
   Proceeds from equipment sale/leaseback                                   --             1,179            3,727
   Proceeds from debt                                                    4,085             1,813               --
   Proceeds from public offerings of common stock                           --           148,810           77,515
   Proceeds from private placement of common stock                          --            10,000            5,000
   Proceeds from other issuances of capital stock                        2,795             6,093            2,995
                                                                     ---------         ---------         --------
          Net cash provided (used) by financing activities               4,164           164,791           87,050
-----------------------------------------------------------------------------------------------------------------
   Effect of exchange rates on cash                                         --               (12)              14
-----------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                       (47,285)           36,603            6,461
Cash and cash equivalents at beginning of year                          71,454            34,851           28,390
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $  24,169         $  71,454         $ 34,851
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.



VERTEX PHARMACEUTICALS INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. THE COMPANY

Vertex Pharmaceuticals Incorporated ("Vertex" or the "Company") uses a range of drug discovery technologies to identify, design and develop novel, orally deliverable compounds that have the potential to treat major human diseases. As of December 31, 1998, the Company has not received any material revenues from the sale of pharmaceutical products. The Company's revenues during 1998, 1997 and 1996 principally resulted from research support payments from corporate partners and investment income. The Company expects to incur an operating loss in 1999 and potentially beyond 1999, as a result of expenditures for its research and development programs.

The consolidated financial statements include the accounts of the Company and the following subsidiaries: Altus Biologics Inc. ("Altus"), Vertex Securities Corp. and Vertex Pharmaceuticals (Europe) Limited. All material intercompany transactions are eliminated. Minority interests are carried at cost.

The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, rapid technological change and competition, dependence on key personnel, uncertainty of protection of proprietary technology, clinical trial uncertainty, dependence on collaborative partners, share price volatility, the possible need to obtain additional funding, uncertainties relating to pharmaceutical pricing and reimbursement, limited experience in manufacturing and sales and marketing, potential product liability and the need for compliance with government regulations.

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


INVESTMENTS

Investments consist of marketable securities which are classified as available for sale. Investments are stated at fair value with unrealized gains and losses included as a component of accumulated


                                    Page F-7
other comprehensive income (loss) until realized. The fair value of these securities is based on quoted market prices. Realized gains and losses are determined on the specific identification method and are included in investment income.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the lesser of the lease terms or the estimated useful lives of the related assets, generally four or five years for equipment and furniture and three years for purchased software. Leasehold improvements are amortized over the life of leases. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income (loss).

REVENUE RECOGNITION

Revenue under research and development arrangements is recognized as earned under the terms of the respective agreements. License payments are recorded as revenue when contractual obligations have been met. Product research funding is recorded as revenue, generally on a quarterly basis, as research effort is incurred. Deferred revenue arises from payments received which have not yet been earned under research and development arrangements. The Company recognizes milestone payments when the milestones are achieved.

RESEARCH AND DEVELOPMENT

All research and development costs are expensed as incurred.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the expected future tax consequences, using current tax rates, of temporary differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

BASIC AND  DILUTED LOSS PER COMMON SHARE

Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method. Common equivalent shares have not been included in the per-share calculations as the effect would be anti-dilutive. Potential common equivalent shares consist of 5,837,000 stock options outstanding with a weighted average exercise price of $22.62 as of December 31, 1998.

SEGMENT INFORMATION

The Company is in one business segment, the business of discovery, development and commercialization of novel, small molecule pharmaceuticals. The Company follows the requirements of FAS 131 "Disclosures about Segments of an Enterprise and Related Information."




C.  INVESTMENTS

Investments consist of the following at December 31 (in thousands):

                                                                    1998                             1997
                                                               --------------                   ----------------
                                                            Cost          Fair Value           Cost          Fair Value
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents
      Cash and money market funds                          $20,888           $20,888         $43,072           $43,072
      Corporate debt securities                              3,281             3,281          28,382            28,382
                                                            ------            ------         -------           -------
Total cash and cash equivalents                            $24,169           $24,169         $71,454           $71,454
                                                          --------          --------       ---------         ---------
                                                          --------          --------       ---------         ---------
Investments
      US Government securities
         Due within 1 year                                 $18,383           $18,363          $4,719            $4,713
         Due within 1 to 5 years                            28,734            28,834          40,167            40,200
         Due over 5 years                                    3,048             3,037             ---               ---
      Corporate debt securities
         Due within 1 year                                  21,684            21,638          71,136            71,165
         Due within 1 to 5 years                           133,039           133,665          69,771            69,851
         Due over 5 years                                   15,945            15,946          22,276            22,288
                                                          --------          --------       ---------         ---------
Total Investments                                         $220,833          $221,483        $208,069          $208,217
                                                          --------          --------       ---------         ---------
                                                          --------          --------       ---------         ---------

Gross unrealized holding gains and losses at December 31, 1998 were $911,000 and $261,000, respectively, and at December 31, 1997 were $184,000 and $36,000, respectively. Gross realized gains and losses for 1998 were $852,000 and $305,000, respectively. The effect of gross realized gains and losses on the financial statements for the years 1997 and 1996 was immaterial. Maturities stated are final maturities, the effective maturities for certain securities may be shorter in duration.

D.  RESTRICTED CASH

In accordance with an operating lease agreement, the Company holds in deposit approximately $2,316,000 with its bank to collateralize a conditional, stand-by letter of credit in the name of the landlord. The letter of credit is redeemable only if the Company defaults on the lease under specific criteria. These funds are restricted from the Company's use during the lease period, although the Company is entitled to all interest earned on the funds.

E.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31 (in thousands):

                                                                                             1998              1997
-------------------------------------------------------------------------------------------------------------------
Leasehold improvements                                                                     $7,804            $6,983
Furniture and equipment                                                                    11,070             4,511
Software                                                                                    3,276             2,823
Equipment under capital lease                                                              20,471            20,403
-------------------------------------------------------------------------------------------------------------------
                                                                                           42,621            34,720
Less accumulated depreciation and amortization                                             28,145            23,625
-------------------------------------------------------------------------------------------------------------------
                                                                                          $14,476           $11,095
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

The net book value of equipment under capital lease was $3,687,000 and $5,811,000 at December 31, 1998 and 1997, respectively.


F.  ACCRUED EXPENSES

Accrued expenses consist of the following at December 31 (in thousands):

                                                                                           1998                1997
-------------------------------------------------------------------------------------------------------------------
Professional fees                                                                        $2,134              $1,192
Development contract costs                                                                2,391               2,663
Payroll and benefits                                                                      1,239               1,145
Other                                                                                     1,778               1,385
-------------------------------------------------------------------------------------------------------------------
                                                                                         $7,542              $6,385
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

G.  COMMITMENTS, CAPITAL LEASES AND  DEBT OBLIGATIONS

CAPITAL LEASES AND  DEBT OBLIGATIONS

At December 31, 1998, long-term capital lease and debt obligations were due as follows (in thousands):

Year ended December 31,                                    Capital leases                Debt                 Total
-------------------------------------------------------------------------------------------------------------------
1999                                                             $  2,065            $    947              $  3,012
2000                                                                1,478               1,027                 2,505
2001                                                                1,315               1,114                 2,429
2002                                                                   89               1,351                 1,440
2003                                                                   --                 873                   873
-------------------------------------------------------------------------------------------------------------------
   Total                                                            4,947               5,312                10,259
Less amount representing interest payments                            475               --                      475
-------------------------------------------------------------------------------------------------------------------
Present value of minimum lease and debt payments                    4,472               5,312                 9,784
Less current portion                                                1,805                 947                 2,752
-------------------------------------------------------------------------------------------------------------------
                                                                  $ 2,667             $ 4,365               $ 7,032
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

During 1997 and 1996, the Company financed under capital lease arrangements an aggregate of $1,179,000 and $3,727,000, respectively, of asset cost under its master lease agreements. At the end of the lease term, the Company has the right to either return the equipment to the lessor or purchase the equipment for fair market value at that time. These agreements have a term of five years and require that the Company maintain a certain level of cash and investments.

During 1998, the Company financed under a master debt agreement, assets with a cost of $1,574,000, $1,506,000 and $1,005,000 with interest rates of 7.89%,
8.06% and 8.08%, respectively. During 1997, the Company financed under a master debt agreement, assets with a cost of $676,000 and $1,137,000 with interest rates of 8.59% and 8.38%, respectively. The Company has certain equipment with a net book value of $4,945,000, designated as collateral under these agreements. These agreements have a term of five years, and require that the Company maintain a certain level of cash and investments. The carrying value of these debt obligations approximates fair value.

Interest paid under capital leases and debt was $681,000, $576,000 and $462,000 in 1998, 1997 and 1996, respectively.

COMMITMENTS

The Company leases its facilities and certain equipment under operating leases. The Company's leases have terms through the year 2009. Noncancelable future minimum payments are as follows:



$5,507,000 in 1999, $5,612,000 in 2000, $4,744,000 in 2001, $4,408,000 in 2002,
$4,408,000 in 2003 and $15,813,000 thereafter. Rental expense was $4,358,000,
$3,363,000 and $3,063,000 in 1998, 1997 and 1996, respectively.

The Company has certain license and maintenance contracts that contain future, committed payments for the support and upgrade of specific software programs currently used in research. For the years 1999, 2000 and 2001 the amounts committed under these contracts are $314,000, $343,000 and $376,000, respectively.


H. INCOME TAXES

The Company's federal statutory income tax rate for 1998, 1997 and 1996 was 34%. The Company recorded no income tax benefit for 1998, 1997 and 1996 and recorded a full valuation allowance against net operating losses due to uncertainties related to realizability of these tax assets.

Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes at December 31, were as follows (in thousands):

                                         1998             1997
                                     -------------------------
Net operating loss                   $ 57,295         $ 38,434
Tax credits carryforward               10,958            5,829
Property, plant and equipment           1,345            1,211
Other                                     572              468
                                    ---------         --------
Gross deferred tax asset               70,170           45,942
Valuation allowance                   (70,170)         (45,942)
                                    ---------         --------
Net deferred tax balance             $     --         $     --
                                    ---------         --------
                                    ---------         --------



For federal income tax purposes, as of December 31, 1998, the Company has net operating loss carryforwards of approximately $143,238,000 and $7,624,000 of tax credits, which may be used to offset future income. These net operating loss carryforwards expire beginning in 2005, and the tax credit carryforwards begin to expire in 2004. Approximately $22,935,000 of the net operating loss carryforwards and $245,000 of the tax credit carryforwards belong to Altus and can only be used to offset future income of Altus. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

The amount of tax credits and net operating loss carryforwards that the Company may utilize in any one year is limited in accordance with Internal Revenue Code ss.382. This limitation arises whenever a cumulative change in ownership in excess of 50% occurs. A change of ownership has occurred which will limit the amount of net operating loss and tax credits available prior to the change. There may also be further changes of ownership subsequent to 1998 which may also limit the amount of net operating loss and tax credit utilization in a subsequent year.

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

During 1997, the Company increased the authorized number of shares of Common Stock by 50,000,000 shares to 100,000,000 shares. At December 31, 1998, 7,862,000 shares of the Company's Common Stock were reserved for exercise of Common Stock options granted or to be granted under its 1991 Stock Option Plan, 1994 Stock and Option Plan, and 1996 Stock and Option Plan, 48,000 shares were reserved for exercise of certain other options granted in 1991, 88,000 shares of Common Stock were reserved for issuance under the Company's 401(k) Plan, and 76,000 shares of Common Stock were reserved for issuance under the Company's Employee Stock Purchase Plan.


STOCK OPTION PLANS

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. However, pro forma disclosures as if the Company adopted the cost recognition requirements under FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in 1998, 1997 and 1996 are presented below. Compensation expense of $91,000 and $66,000 was recognized during 1998 and 1997, respectively. No compensation expense was recognized for these plans in 1996.

The Company has the 1991 Stock Option Plan (the "1991 Plan") and 1994 Stock and Option Plan (the "1994 Plan") and 1996 Stock and Option Plan (the "1996 Plan"). Under the 1994 Plan and the 1996 Plan, stock rights, which are either (i) incentive stock options when Internal Revenue Code requirements are met, (ii) non-qualified stock options ("NQSOs"), or (iii) award shares of Common Stock or the opportunity to make a direct purchase of shares of Common Stock ("Stock Awards"), may be granted to employees (including officers and directors who are employees), consultants, advisors and non-employee directors (NQSOs and stock awards only). Incentive stock options granted under the Plans may not be granted at a price less than the fair market value of the Common Stock on the date of grant. Non-qualified stock options may be granted at an exercise price established by the Compensation Committee of the Board of Directors, which may be less than, equal to or greater than the fair value of the Common Stock on the date of grant. Vesting periods, generally four or five years, are determined by the Compensation Committee. Incentive stock options granted under the Plans must expire not more than ten years from the date of grant. At December 31, 1998, the Company had 2,074,000 shares of common stock available for future grant under its stock option plans.


Stock option activity for the years ended December 31, 1998, 1997 and 1996 is as follows (shares in thousands):

                                          1998                       1997                       1996
                                 ----------------------     -----------------------   ------------------------
                                             Weighted                   Weighted                    Weighted
                                              Average                    Average                     Average
                                             Exercise                   Exercise                    Exercise
                                  Shares       Price        Shares        Price       Shares          Price
                                  ------       -----        ------        -----       ------          -----
Outstanding at
  beginning of year                4,702        $22.03        4,033       $18.98        3,196          $14.63
Granted                            1,341        $24.57        1,257       $29.78        1,056          $31.11
Exercised                           (78)        $14.89        (375)       $13.97        (139)          $12.96
Canceled                           (128)        $25.90        (213)       $23.99         (80)          $16.11
                                   -----                      -----                      ----
Outstanding at end
  of year                          5,837        $22.62        4,702       $22.03        4,033          $18.98
                                   -----                      -----                     -----
Options exercisable
  at year-end                      2,758        $18.76        1,944       $16.50        1,625          $13.92
                                   -----                      -----                     -----
Weighted average fair
  value of options granted
  during the year                 $11.68                     $13.94                    $15.04
                                  ------                     ------                    ------
                                  ------                     ------                    ------

The fair value of each option granted during 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of 5.11 years for the 1998 grants, 5.18 years for the 1997 grants and 5.41 years for the 1996 grants
(2) expected volatility of 46.5% for the 1998 grants, 44.7% for the 1997 grants and 42% for the 1996 grants (3) risk-free interest rate of 4.86% for the 1998 grants, 5.5% for the 1997 grants and 6.30% for the 1996 grants and (4) no dividend yield.

The following table summarizes information about stock options outstanding and exercisable at December 31, 1998 (shares in thousands):

                                                 Options Outstanding                  Options Exercisable
                                   ----------------------------------------------    ------------------------
                                                        Weighted         Weighted                   Weighted
                                                         Average          Average                    Average
Range of                             Number             Remaining        Exercise      Number       Exercise
  Exercise Prices                  Outstanding      Contractual Life       Price     Exercisable      Price
  ---------------                  -----------      ----------------       -----     -----------      -----

$6.48  - $15.00                        1,152              4.94            $11.88         1,021       $11.82
$15.13 - $19.00                        1,273              6.08            $17.43           984       $17.03
$19.87 - $27.25                        1,219              9.68            $24.03            63       $22.54
$27.34 - $30.50                          982              8.92            $27.48           231       $27.62
$33.19 - $49.13                        1,211              8.17            $32.94           459       $32.97
                                       -----                                            ------
$  6.48 - $49.13                       5,837              7.52            $22.62         2,758       $18.76
                                       -----                                            ------
                                       -----                                            ------

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's Employee Stock Purchase Plan, substantially all permanent employees may, through payroll withholdings, purchase shares of the Company's Common Stock at a price of 85% of the lesser of fair market value at the beginning or end of each six-month withholding period. During 1998, 38,170 shares of Common Stock at a price of $22.66 per share were issued to employees under the plan. During 1997, 26,213 shares were issued at an average price of $28.00 per share. During 1996, 32,296 shares of Common Stock at an average price of $19.21 per share were issued to employees under the plan. Had the Company adopted SFAS 123, the weighted average fair value of each purchase right granted during 1998, 1997 and 1996 would have been $7.65, $9.16 and $5.76, respectively. The fair value was estimated at the beginning of the withholding period using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of one half year for all years (2) expected volatility of 52%, 51% and 41% for 1998, 1997 and 1996, respectively (3) risk-free interest rate of 4.70% for 1998, 5.43% for 1997 and 5.50% for 1996 and
(4) no dividend yield.

PRO FORMA DISCLOSURES

Had compensation cost for the Company's 1998, 1997 and 1996 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss and net loss per share for 1998, 1997 and 1996 would approximate the pro forma amounts below (in thousands except per share data):

                                                                1998                  1997                1996
                                                                ----                  ----                ----

Net loss                                    As reported       $(33,086)             $(19,831)           $(40,005)
                                            Pro forma         $(41,542)             $(25,154)           $(42,025)

Basic and diluted loss per share            As reported       $  (1.31)               $(0.82)             $(2.13)
                                            Pro forma         $  (1.64)               $(1.04)             $(2.24)

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

J.  COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

The Company and Schering AG, Germany ("Schering AG") are collaborating on the research, development and commercialization of novel, orally active neurophilin ligand compounds to promote nerve regeneration for the treatment of a number of neurological diseases. Under the terms of the agreement, Schering AG agreed to pay the Company up to $88,000,000 composed of a $6,000,000 license payment paid in September 1998, $22,000,000 of product research funding over five years and $60,000,000 of development and commercialization milestone payments. From the inception of the agreement in August 1998 through December 31, 1998, $10,000,000 has been recognized as revenue. Under terms of the agreement, Vertex and Schering AG will have an equal role in management of neurophilin ligand research and product development. In North America, Vertex will have manufacturing rights, and Vertex and Schering AG will share equally in the marketing expenses and profits from commercialized compounds. In addition to having manufacturing rights in North America, the Company retains the option to manufacture bulk drug substance for sales and marketing in territories outside Europe, the Middle East and Africa. Schering AG will have the right to manufacture and market any commercialized compounds in Europe, the Middle East and Africa, and pay Vertex a royalty on product sales, if any. After December 2000, Schering AG has the right to terminate without cause upon a six months' written notice. Revenues earned from Schering AG under the neurophilin ligand agreement were $10,000,000 in 1998.

The Company and Kissei Pharmaceutical Co., Ltd. ("Kissei") are collaborating to design inhibitors of p38 MAP kinase and to develop them as novel, orally active drugs for the treatment of inflammatory and neurological diseases. Under the terms of the agreement, Kissei agreed to pay the Company up to $22,000,000 composed of a $4,000,000 license payment, $11,000,000 of product research funding over three years and $7,000,000 of development and commercialization milestone payments. From the inception of the agreement in September 1997 through December 31, 1998, $11,000,000 has been recognized as revenue. Kissei will have the right to develop and commercialize these compounds in its licensed territories. Kissei has exclusive rights to p38 MAP kinase compounds in Japan and certain Southeast Asian countries and semi-exclusive rights in China, Taiwan and South Korea. The Company retains exclusive marketing rights in the United States, Canada, Europe and the rest of the world. In addition, the Company will have the right to supply bulk drug material to Kissei for sale in its territory and will receive royalties and drug supply payments on future product sales, if any. Kissei has the right to terminate the agreement without cause upon six months' notice. Revenues earned from Kissei under the p38 MAP kinase agreement were $5,521,000 and $5,500,000 in 1998 and 1997, respectively.

The Company and Lilly are collaborating on designing inhibitors of the hepatitis C protease enzyme and developing them as novel drugs to treat hepatitis C infection. Under the terms of the agreement, Lilly agreed to pay the Company up to $51,000,000 composed of a $3,000,000 payment paid in June 1997, $33,000,000 of product research funding over six years and $15,000,000 of development and commercialization milestone payments. From the inception of the agreement in June 1997 through December 31, 1998, $10,829,000 has been recognized as revenue. The Company has the option to supply 100 percent of Lilly's commercial drug substance supply needs. The Company will receive royalties on future product sales, if any. If the Company exercises its commercial supply option, the Company will receive drug supply payments in addition to royalties on future product sales, if any. Lilly has the right to terminate the agreement



                                   Page F-15
without cause upon six months' notice after June 1999. In connection with this collaboration, Lilly purchased 263,922 shares of the Company's common stock for $10,000,000. Revenues earned from Lilly were $5,193,000 and $5,694,000 in 1998 and 1997, respectively.

The Company and BioChem Pharma ("BioChem") are collaborating on the development and commercialization in Canada of Incel-TM- (VX-710), Vertex's lead multidrug resistance reversal agent. Under the development agreement, BioChem agreed to pay Vertex up to $4,000,000 comprised of an initial licensing fee of $500,000 and development and commercialization milestones payments. From the inception of the agreement in May 1996 through the year ended December 31, 1998, $750,000 has been recognized as license and research revenue. BioChem has agreed to fund certain development activities for Incel in Canada, including Phase II clinical trials in two different cancer indications which are currently underway. Vertex has agreed to supply BioChem's clinical and commercial drug supply needs. BioChem has agreed to pay Vertex a portion of its net sales, which will cover Vertex's cost of supplying material and will provide a profit to Vertex. BioChem has the right to terminate the agreement without cause upon six months' notice. Termination will relieve BioChem of any further payment obligations and will end any license granted to BioChem by Vertex under the agreement. Revenues earned from BioChem were $56,000, $251,000 and $577,000 in 1998, 1997 and 1996, respectively.

The Company and Glaxo Wellcome are collaborating on the development and commercialization of compounds in connection with the Company's HIV Program. Under the collaborative agreement, Glaxo Wellcome agreed to pay the Company up to $42,000,000 comprised of a $15,000,000 initial license payment paid in 1993, $14,000,000 of product research funding over five years and $13,000,000 of development and commercialization milestone payments. From the inception of the agreement in December 1993 through the year ended December 31, 1998, $34,000,000 has been recognized as revenue. Research funding under this agreement ended on December 31, 1998. Glaxo Wellcome is also obligated to pay to the Company additional development and commercialization milestone payments for subsequent drug candidates. In addition, Glaxo Wellcome agreed to bear all costs of development in its territory of drug candidates under the collaboration. Under the agreement, Glaxo Wellcome is also required to pay Vertex a royalty on sales, if any. Glaxo Wellcome has the right to terminate the license arrangements without cause upon twelve months' notice given at any time. Termination by Glaxo Wellcome of the license arrangements under the agreement will relieve it of its obligation to make further commercialization and development milestone and royalty payments and will end any license granted to Glaxo Wellcome by Vertex thereunder. Revenues earned from Glaxo Wellcome were $6,457,000, $3,275,000 and $6,289,000 for 1998, 1997 and 1996, respectively.

In June 1996, the Company and Glaxo Wellcome obtained a worldwide, non-exclusive license under certain G.D. Searle & Co. ("Searle") patent applications in the area of HIV protease inhibition. Vertex paid $15,000,000 and Glaxo Wellcome paid $10,000,000 to Searle for the license. The Company also agreed to pay Searle a royalty on sales of Agenerase (amprenavir), if any.

The Company and Hoechst Marion Roussel ("HMR") are collaborating on the development of interleukin-1 beta converting enzyme inhibitor. Under the collaborative agreement, HMR agreed to pay the Company up to $30,500,000, comprised of $18,500,000 of product research funding over five years and $12,000,000 of development and commercialization milestone payments. From the inception of the agreement in September 1993 through the year ended December 31, 1998, $21,500,000 has been recognized as revenue. Revenues earned under the HMR agreement were $460,000, $8,660,000 and $4,196,000 in 1998, 1997 and 1996,
respectively. Research funding under this agreement ended on December 31, 1997.

The Company and Kissei are collaborating on the development and commercialization of amprenavir, the drug candidate from the Company's HIV Program. Under the collaborative



                                   Page F-16
agreement, Kissei agreed to pay the Company up to $20,000,000, comprised of $9,800,000 of product research funding through 1995, $7,000,000 of development milestone and territory option payments and a $3,200,000 equity investment. From the inception of the agreement in April 1993 through the year ended December 31, 1998, $14,642,000 has been recognized as revenue. During 1997, the Company also received $4,000,000 related to reimbursements of certain development costs. Under the collaboration, Kissei is also required to pay Vertex a royalty on sales, if any. Revenues earned under this Kissei agreement were $217,000, $4,310,000 and $692,000 in 1998, 1997 and 1996, respectively. Research funding under this agreement ended on December 31, 1995.


K.  EMPLOYEE BENEFITS

The Company has a 401(k) retirement plan in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to statutory limitations. For 1998, the Company declared discretionary matching contributions to the plan in the aggregate amount of $672,000, payable in the form of shares of the Company's Common Stock. Of these shares, 19,419 were issued as of December 31, 1998 with the remaining 7,195 issuable in 1999. For 1997, the Company declared discretionary matching contributions to the plan in the aggregate amount of $482,000, payable in the form of shares of the Company's Common Stock. Of these shares, 6,458 were issued as of December 31, 1997 with the remaining 7,113 issued in 1998. For 1996, the Company declared discretionary matching contributions to the plan in the aggregate amount of $426,000, payable in the form of shares of the Company's Common Stock. Of these shares, 7,013 were issued as of December 31, 1996 with the remaining 5,278 issued in 1997.

L. RELATED PARTY

A sibling of the Company's President is a partner in the law firm representing the Company to which $333,000, $394,000 and $472,000 in legal fees were paid in 1998, 1997 and 1996, respectively.

M. LEGAL PROCEEDINGS

Chiron Corporation ("Chiron") filed suit on July 30, 1998 against the Company and Lilly in the United States District Court for the Northern District of California, alleging infringement by the defendants of various U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research and development. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of Chiron inventions. While the final outcome of these actions cannot be determined, the Company believes that the plaintiff's claims are without merit and intends to defend the actions vigorously.

N.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which requires that all components of comprehensive income and total comprehensive income be reported and that changes be shown in a financial statement displayed with the same prominence as other financial statements. The Company has disclosed this information in its statement of stockholders' equity and consists of the following (in thousands):



                                   Page F-17


                                                                                  Accumulated
                                                     Cumulative     Unrealized    Other
                                                     Translation  gain/(loss) on  comprehensive
                                                     Adjustment    investments    income (loss)
Balance as of December 31, 1996                       $  16         $    33         $    49
Foreign currency translation adjustment                 (12)             --             (12)
Unrealized holding gains arising during
    the period                                           --             115             115
                                                     ------        --------       ---------
Balance as of December 31, 1997                           4             148             152
Foreign currency translation adjustment                  --              --              --
Unrealized gains/(losses) on securities:
  Unrealized holding gains arising during
    the period                                           --           1,049           1,049
  Less:  reclassification adjustment for gains
     Included in net loss                                              (547)           (547)
                                                     ------        --------       ---------
Balance as of December 31, 1998                       $   4         $   650         $   654
                                                     ------        --------       ---------


O.       SUBSEQUENT EVENTS

ALTUS BIOLOGICS, INC.

Altus develops, manufactures and markets products based on a novel and proprietary technology for stabilizing proteins. At December 31, 1998, Vertex owned approximately 70% of the capital stock of Altus. On February 5, 1999, Vertex restructured its investment in Altus. As part of the transaction, Vertex provided Altus $3,000,000 of cash and surrendered its shares of Altus preferred stock in exchange for two new classes of preferred stock and warrants. The new preferred stock provides Vertex with a minority equity ownership position in Altus, and the warrants become exercisable upon certain events. As a result of the transaction, Altus operates independently from Vertex as a minority-owned subsidiary. In addition, Vertex has retained a non-exclusive royalty-free right to use Altus' technology for discovering, developing and manufacturing small molecule drugs.

P.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     (IN THOUSANDS, EXCEPT PER SHARE)

                                              First           Second            Third           Fourth             Total
                                              -----           ------            -----           ------             -----
                                             Quarter          Quarter          Quarter         Quarter             Year
                                             -------          -------          -------         -------             ----
1998
Total revenues                              $  7,169         $  7,152         $ 18,417         $ 11,660         $ 44,398
Total expenses                                15,583           16,954           20,690           24,257           77,484
Net loss                                      (8,414)          (9,802)          (2,273)        (12,597)          (33,086)
Basic and diluted earnings per share
                                               (0.33)           (0.39)           (0.09)           (0.50)           (1.31)

1997
Total revenues                              $  6,918         $ 12,155         $ 13,547         $ 11,179         $ 43,799
Total expenses                                12,684           13,567           19,403           17,976           63,630
Net loss                                      (5,766)          (1,412)          (5,856)          (6,797)         (19,831)
Basic and diluted earnings per share           (0.26)           (0.06)           (0.23)           (0.27)           (0.82)


                                   Page F-18