Form 10-Q
period 1999-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 1999-05-14
CIK 875320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q


/ x / Quarterly report pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934 For the quarterly period ended March 31, 1999
                                       OR
/   / Transition report pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934 For the transition period from to

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

                               YES  X  NO
                                   ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01 PER SHARE                     25,473,644
--------------------------------------             --------------------------
             Class                                 Outstanding at May 7, 1999

                       VERTEX PHARMACEUTICALS INCORPORATED

                                      INDEX


                                                                                                     PAGE
                                                                                                     ----
PART I. -  FINANCIAL INFORMATION
      Item 1.   Condensed Consolidated Financial Statements

                  Report of Independent Accountants                                                    3

                  Condensed Consolidated Balance Sheets -
                           March 31, 1999 and December 31, 1998                                        4

                  Condensed Consolidated Statements of Operations -
                           Three Months Ended March 31, 1999 and 1998                                  5

                  Condensed Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 1999 and 1998                                  6

                  Notes to Condensed Consolidated Financial Statements                                 7

      Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                         9


PART II. -  OTHER INFORMATION                                                                         12

SIGNATURES                                                                                            13


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vertex Pharmaceuticals
Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of Vertex Pharmaceuticals Incorporated as of March 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                  PricewaterhouseCoopers LLP



Boston, Massachusetts
April 21, 1999

                       VERTEX PHARMACEUTICALS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                              March 31,   December 31,
                                                                1999         1998
                                                             ----------   ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents                               $  19,810    $  24,169
      Short-term investments                                   204,490      221,483
     Prepaid expenses and other current assets                   2,429        3,056
                                                             ----------   ----------

           Total current assets                                226,729      248,708

Restricted cash                                                  3,776        2,316
Property and equipment, net                                     15,692       14,476
Investment in equity affiliate                                   2,878         --
Other assets                                                       627          846
                                                             ----------   ----------

           Total assets                                      $ 249,702    $ 266,346
                                                             ----------   ----------
                                                             ----------   ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Obligations under capital leases and debt               $   2,673    $   2,752
     Accounts payable and accrued expenses                      11,112       10,350
                                                             ----------   ----------

           Total current liabilities                            13,785       13,102
                                                             ----------   ----------

Obligations under capital leases and debt,
     excluding current portion                                   6,406        7,032
                                                             ----------   ----------

           Total liabilities                                    20,191       20,134
                                                             ----------   ----------

Stockholders' equity:
     Common stock                                                  254          254
     Additional paid-in capital                                396,461      395,165
     Accumulated other comprehensive income                        211          654
     Accumulated deficit                                      (167,415)    (149,861)
                                                             ----------   ----------

                  Total stockholders' equity                   229,511      246,212
                                                             ----------   ----------
           Total liabilities and stockholders' equity        $ 249,702    $ 266,346
                                                             ----------   ----------
                                                             ----------   ----------


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                           1999       1998
                                                        --------    --------
Revenues:
     Collaborative and other research and development   $  3,963    $  3,173
     Interest and investment income                        3,166       3,996
                                                        --------    --------

           Total revenues                                  7,129       7,169
                                                        --------    --------

Costs and expenses:
     Research and development                             18,605      12,182
     General and administrative                            5,772       3,253
     Loss in equity affiliate                                122        --
     Interest                                                184         148
                                                        --------    --------

           Total costs and expenses                       24,683      15,583
                                                        --------    --------

Net loss                                                $(17,554)   $ (8,414)
                                                        --------    --------
                                                        --------    --------
Basic and diluted net loss per common share             $  (0.69)   $  (0.33)
                                                        --------    --------
                                                        --------    --------
Basic and diluted weighted average number of
     common shares outstanding                            25,389      25,250
                                                        --------    --------
                                                        --------    --------



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                     THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                                           1999         1998
                                                       ----------   ----------
Cash flows from operating activities:
     Net loss                                          $ (17,554)   $  (8,414)
     Adjustment to reconcile net loss to
         net cash used by operating activities:
           Depreciation and amortization                   1,244          932
           Realized gains/losses on available
           for sale securities                               (70)         221
           Loss in equity affiliate                          122         --
     Changes in assets and liabilities:
           Prepaid expenses and other
                current assets                               627          290
           Accounts payable and accrued
                expenses                                     762       (4,458)
           Deferred revenue                                 --           (556)
                                                       ----------   ----------
                Net  cash provided (used) by
                    operating activities                 (14,869)     (11,985)
                                                       ----------   ----------

Cash flows from investing activities:
     Purchases of investments                           (150,309)    (303,378)
     Sales and maturities of investments                 166,943      303,843
     Expenditures for property and equipment              (2,460)      (2,218)
     Restricted cash(1,460)                                 --
     Investment in equity affiliate                       (3,000)        --
     Other assets                                            219         (543)
                                                       ----------   ----------
           Net cash provided (used) by
                investing activities                       9,933       (2,296)
                                                       ----------   ----------

Cash flows from financing activities:
     Repayment of capital lease obligations and debt        (705)        (673)
     Proceeds from debt                                     --          1,004
     Proceeds from issuances of common stock               1,296          941
                                                       ----------   ----------
           Net cash provided (used) by
                financing activities                         591        1,272
                                                       ----------   ----------

Effect of exchange rate changes on cash                      (14)           1
                                                       ----------   ----------

Increase (decrease) in cash and cash equivalents          (4,359)     (13,008)

Cash and cash equivalents at beginning of period          24,169       71,454
                                                       ----------   ----------

Cash and cash equivalents at end of period             $  19,810    $  58,446
                                                       ----------   ----------
                                                       ----------   ----------


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in accordance with generally accepted accounting principles.

         Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 1999 and 1998.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended December 31, 1999. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, which are contained in the Company's 1998 Annual Report to its shareholders and in its Form 10-K filed with the Securities and Exchange Commission.

2.       CASH AND CASH EQUIVALENTS

         For purposes of the condensed consolidated statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Changes in cash and cash equivalents may be affected by shifts in investment portfolio maturities as well as by actual net cash receipts or disbursements.

3.       BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method. Common equivalent shares have not been included in the per share calculations as the effect would be anti-dilutive. Total potential common equivalent shares consist of 5,182,014 stock options outstanding with a weighted average exercise price of $22.76 as of March 31, 1999.

                       VERTEX PHARMACEUTICALS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.       COMPREHENSIVE INCOME

         For the quarters ended March 31, 1999 and 1998 total comprehensive loss was as follows (in thousands):


                                                 MARCH 31, 1999    MARCH 31, 1998
                                                 --------------    --------------
Net loss                                           $(17,554)         $ (8,414)

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments        222              (103)
Foreign currency translation adjustment                 (11)                1
                                                 --------------    --------------

Total other comprehensive income (loss)                 211              (102)
                                                 --------------    --------------

Total comprehensive loss                           $(17,343)         $ (8,516)
                                                 --------------    --------------
                                                 --------------    --------------


5.       INVESTMENT IN ALTUS BIOLOGICS INC.

         Altus Biologics, Inc. ("Altus") develops, manufactures and markets products based on a novel and proprietary technology for stabilizing proteins. At December 31, 1998, Vertex owned approximately 70% of the capital stock of Altus. On February 5, 1999, Vertex restructured its investment in Altus. As part of the transaction, Vertex provided Altus $3,000,000 of cash in exchange for preferred stock and warrants. The preferred stock provides Vertex with a minority ownership position in Altus, and the warrants become exercisable upon certain events. As a result of the transaction, Altus now operates independently from Vertex. In addition, Vertex has retained a non-exclusive royalty-free right to use Altus' technology for discovering, developing and manufacturing small molecule drugs. Vertex is recording its percentage of Altus' net income and losses using the equity method of accounting.

6.       SUBSEQUENT EVENT - APPROVAL OF AGENERASE

         Agenerase(TM) was granted accelerated approval by the U.S. Food and Drug Administration on April 15, 1999 for use in combination with other antiretrovirals for the treatment of HIV infection. In connection with approval of Agenerase, the Company earned a $5 million milestone payment under the agreement with Glaxo Wellcome. The company will receive a royalty from sales of the drug.

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

         To date, the Company has not received any material revenues from the sale of pharmaceutical products. The Company's lead product, Agenerase (amprenavir) received U.S. FDA approval through an expedited review process for the treatment of HIV infection on April 15, 1999. Glaxo Wellcome plc ("Glaxo Wellcome"), Vertex's partner, has also submitted applications for market approval to Canadian and European regulatory agencies. The Company will receive a royalty on sales of Agenerase by Glaxo Wellcome. The Company has incurred operating losses since its inception and expects to incur a loss in 1999. The Company believes that operating losses may continue beyond 1999 even if significant royalties are realized on Agenerase sales because the Company is planning to make significant investments in research and development for its other potential products. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998.

         The Company's total revenues were $7,129,000 in the first quarter of 1999 as compared to $7,169,000 in the first quarter of 1998. In the first quarter of 1999, revenues consisted of $3,782,000 under the Company's collaborative agreements, $3,166,000 in interest and investment income and $181,000 in government grants and other income. In the first quarter of 1998, revenues consisted of $2,958,000 under the Company's collaborative agreements, $3,996,000 in interest and investment income, and $215,000 in government grants and other income. Research support payments under the Company's current collaborative agreements increased from the first quarter of 1998 to the first quarter of 1999. This increase was offset by lower investment income due to a lower level of cash and investments in the first quarter of 1999 as compared to the same period in 1998.

         The Company's total costs and expenses increased to $24,684,000 in the first quarter of 1999 from $15,583,000 in the first quarter of 1998. Research and development expenses increased to $18,605,000 in the first quarter of 1999 from $12,182,000 in the first quarter of 1998. The Company continued to increase its scientific staff, as well as support personnel, both in the US and in the UK through 1998 and into 1999. In addition, development expenses have increased with the commencement of clinical studies for drug candidates in the P38 MAP Kinase and Neurophilin Ligand programs.

         General and administrative expenses increased to $5,772,000 in the first quarter of 1999 from $3,253,000 in the first quarter of 1998. The increase in general and administrative expense principally reflects the impact of additional marketing personnel and an increase in expenses associated with co-promotion preparations related to the launch of Agenerase. In addition, the Company's expenses for patent, legal, and other professional fees increased as the Company continued the expansion of its intellectual property protection. Interest expense increased to $184,000 in the first quarter of 1998 from $148,000 in the first quarter of 1998 due to a higher blended interest rate on similar levels of equipment lease financing during the year.

         Using the equity method of accounting, the Company recorded $122,000 as its share of the loss in Altus in the first quarter of 1999.

         The Company expects that research and development as well as general and administrative expenses will continue to increase as the Company starts new research projects, advances current clinical and preclinical candidates, and expands its marketing and business development activities.

         The Company recorded a net loss of $17,554,000 or $0.69 per share in the first quarter of 1999 compared to a net loss of $8,414,000 or $0.33 per share in the first quarter of 1998.

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

         The Company expects to finance these substantial cash needs with royalties from the sale of Agenerase, its existing cash and investments of approximately $224 million at March 31, 1999, together with investment income earned thereon, future payments under its existing collaborative agreements, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

         The Company's aggregate cash and investments decreased by $21,352,000 during the three months ended March 31, 1999 to $224,300,000. Cash used by operations was $14,799,000 during the same period. Restricted cash increased during the quarter as the Company issued a letter of credit in the amount of $1,460,000 for a security deposit under one of the Company's facilities leases. This was for the takedown of additional, available space at the end of 1998. The Company continues to invest in equipment and leasehold improvements for its facilities to match the growth in its headcount. The Company also restructured its investment in Altus and as part of the transaction Vertex provided Altus $3,000,000 of cash in exchange for new classes of preferred stock and warrants. Vertex has recognized $122,000 as its portion of Altus' losses for the first quarter of 1999 using the equity method of accounting.

YEAR 2000

         The Company is conducting a program to address the impact of the Year 2000 on the processing of date sensitive information by the Company's computer systems and software ("IT Systems"), embedded systems in its non-computer equipment ("Non-IT Systems") and relationships with certain third parties.

         In the first stage of the program, the Company determined which IT Systems, Non-IT Systems and third party relationships were critical to the Company's business. This review has been completed. The Company does not intend to perform a comprehensive review of systems and third parties that are not deemed critical, and the Company cannot guarantee that such systems and entities will be Year 2000 compliant.

         The Company has completed its assessment of its critical IT Systems and determined the actions necessary in order to ensure that they will function without disruption. Based on this assessment, the Company has begun remediation and testing of certain critical IT Systems. The Company expects that remediation of all critical IT Systems will be completed by August 1999 and testing will be completed by September 1999.

         The Company is currently assessing its critical Non-IT Systems for Year 2000 compliance. The Company expects that assessment of critical Non-IT Systems and remediation of non-compliant critical Non-IT Systems will be completed by July 1999 and testing will be completed by September 1999. Some critical Non-IT Systems are non-compliant and, because of the age of those systems or other factors, cannot be made compliant. The Company intends to formulate contingency plans for each of those systems by the end of the third quarter of 1999.

         The Company has contacted third parties that provide goods, services and information that are deemed critical to the Company's business. The Company is currently reviewing the responses and Year 2000 website statements of these entities to assess their Year 2000 compliance. The Company has not yet identified the most likely worst case scenario in the event that one or more critical third parties are not Year 2000 compliant. The Company expects to formulate contingency plans by the end of the third quarter of 1999 for the services provided by third parties that are found to be non-compliant, or where the Company is unable to determine whether a third party is compliant. There can be no assurance, however, that the Company will be able to locate alternate sources for goods or services furnished by non-compliant providers.

         The Company is using both internal and external resources to conduct its Year 2000 program. The Company believes that the total costs, both out-of pocket and internal, of the Company's Year 2000 program will not be material. The Company plans to fund these Year 2000 costs through available cash. However, the Company may experience unexpected costs in achieving full Year 2000 compliance which could result in a material adverse effect on the Company's results of operations. Other IT Systems projects have not been significantly deferred as a result of the Company's Year 2000 program, because the Company was able to integrate much of its Year 2000 assessment and remediation effort into its routine maintenance and upgrade programs.

         There can be no assurance that the Company's Year 2000 assessment and any required remedial actions and contingency plans will be successfully completed on a timely basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There are no material changes to the Company's assessment of market risk as disclosed in its 10-K filing for the year ended December 31, 1998.

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

                                       VERTEX PHARMACEUTICALS INCORPORATED




Date:  May 14, 1999                    /s/ THOMAS G. AUCHINCLOSS
                                       ----------------------------------------
                                       Thomas G. Auchincloss, Jr.
                                       Vice President of Finance and Treasurer
                                       (Principal Financial Officer)



Date:  May 14, 1999                    /s/ HANS D. VAN HOUTE
                                       ----------------------------------------
                                       Hans D. van Houte
                                       Controller
                                       (Principal Accounting Officer)