Form 10-Q
period 1999-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 1999-08-16
CIK 875320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended June 30, 1999
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from _______ to _________


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

                               YES   X   NO
                                   -----   -----


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $.01 Per Share                     25,534,912
--------------------------------------            ----------------------------
               Class                              Outstanding at August 4, 1999

                       VERTEX PHARMACEUTICALS INCORPORATED

                                      INDEX



                                                                                                     Page
                                                                                                     ----

PART I. -  FINANCIAL INFORMATION
      Item 1.   Condensed Consolidated Financial Statements

                  Report of Independent Accountants                                                    3

                  Condensed Consolidated Balance Sheets -
                           June 30, 1999 and December 31, 1998                                         4

                  Condensed Consolidated Statements of Operations -
                           Three Months Ended June 30, 1999 and 1998                                   5

                  Condensed Consolidated Statements of Operations -
                           Six Months Ended June 30, 1999 and 1998                                     6

                  Condensed Consolidated Statements of Cash Flows -
                           Six Months Ended June 30, 1999 and 1998                                     7

                  Notes to Condensed Consolidated Financial Statements                                 8

      Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                        10


PART II. -  OTHER INFORMATION                                                                         14

SIGNATURES                                                                                            15

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Vertex Pharmaceuticals
Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of Vertex Pharmaceuticals Incorporated as of June 30, 1999, and the related condensed consolidated statements of operations for each of the three-month and six-month periods ended June 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Boston, Massachusetts
July  27, 1999

                       VERTEX PHARMACEUTICALS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)


                                                                        June 30,             December 31,
                                                                          1999                    1998
                                                                          ----                    ----


                                     ASSETS

Current assets:
     Cash and cash equivalents                                          $ 11,173                $  24,169
     Short-term investments                                              193,819                  221,483
     Prepaid expenses and other current assets                             6,342                    3,056
                                                                       ---------                ---------

           Total current assets                                          211,334                  248,708

Restricted cash                                                            4,198                    2,316
Property and equipment, net                                               19,658                   14,476
Investment in equity affiliate                                             2,575                      ---
Other assets                                                                 867                      846
                                                                       ---------                ---------

           Total assets                                                $ 238,632                $ 266,346
                                                                       ---------                ---------
                                                                       ---------                ---------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Obligations under capital lease and debt                          $   2,561                $   2,752
     Accounts payable and accrued expenses                                11,659                   10,350
                                                                       ---------                ---------

           Total current liabilities                                      14,220                   13,102
                                                                       ---------                ---------

Obligations under capital leases and debt,
     excluding current portion                                             5,828                    7,032
                                                                       ---------                ---------

           Total liabilities                                              20,048                   20,134
                                                                       ---------                ---------

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares authorized;
       none issued
     Common stock, $0.1 par value; 100,000,000 shares authorized;
       issued and outstanding--25,508,028 shares in 1999
       and 25,358,559 in 1998                                                255                      254
     Additional paid-in capital                                          397,518                  395,165
     Accumulated other comprehensive income                                 (933)                     654
     Accumulated deficit                                                (178,256)                (149,861)
                                                                       ---------                ---------

                  Total stockholders' equity                             218,584                  246,212
                                                                       ---------                ---------
           Total liabilities and stockholders' equity                  $ 238,632                $ 266,346
                                                                       ---------                ---------
                                                                       ---------                ---------


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                        Three Months Ended June 30,
                                                        ---------------------------
                                                              1999          1998
                                                          --------      --------

Revenues:
     Royalties and product sales                          $  2,874          --
     Collaborative and other research and development        9,642      $  3,247
     Investment income                                       2,812         3,905
                                                          --------      --------

           Total revenues                                   15,328         7,152
                                                          --------      --------

Costs and expenses:
     Royalties and product costs                             1,199          --
     Research and development                               19,029        12,631
     General and administrative                              5,466         4,164
     Loss in equity affiliate                                  303          --
     Interest                                                  172           159
                                                          --------      --------

           Total costs and expenses                         26,169        16,954
                                                          --------      --------

Net loss                                                  $(10,841)     $ (9,802)
                                                          --------      --------
                                                          --------      --------

Basic and diluted net loss per common share               $  (0.43)     $  (0.39)
                                                          --------      --------
                                                          --------      --------

Basic and diluted weighted average number of
     common shares outstanding                              25,480        25,289
                                                          --------      --------
                                                          --------      --------



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                       1999          1998
                                                                                     --------      --------

Revenues:
     Royalties and product sales                                                     $  2,874          --
     Collaborative and other research and development                                  13,605      $  6,420
     Investment income                                                                  5,978         7,901
                                                                                     --------      --------

           Total revenues                                                              22,457        14,321
                                                                                     --------      --------

Costs and expenses:
     Royalties and product costs                                                        1,199          --
     Research and development                                                          37,634        24,813
     General and administrative                                                        11,238         7,417
     Loss in equity affiliate                                                             425          --
     Interest                                                                             356           307
                                                                                     --------      --------

           Total costs and expenses                                                    50,852        32,537
                                                                                     --------      --------

Net loss                                                                             $(28,395)     $(18,216)
                                                                                     --------      --------
                                                                                     --------      --------

Basic and diluted net loss per common share                                          $  (1.12)     $  (0.72)
                                                                                     --------      --------
                                                                                     --------      --------

Basic and diluted weighted average number of
     common shares outstanding                                                         25,434        25,270
                                                                                     --------      --------
                                                                                     --------      --------



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                         Six Months Ended June 30,
                                                         -------------------------

                                                            1999           1998
                                                         ---------      ---------
Cash flows from operating activities:
     Net loss                                            $ (28,395)     $ (18,216)
     Adjustment to reconcile net loss to
         net cash used by operating activities:
           Depreciation and amortization                     2,649          1,975
           Realized (gains)/losses on short-term
               investments                                    (193)            96
           Loss in equity affiliate                            425           --
     Changes in assets and liabilities:
           Prepaid expenses and other
                current assets                              (3,286)           164
           Accounts payable and accrued
                expenses                                     1,309         (4,634)
           Deferred revenue                                   --             (556)
                                                         ---------      ---------
                Net cash used by
                    operating activities                   (27,491)       (21,171)
                                                         ---------      ---------

Cash flows from investing activities:
     Purchases of investments                             (240,944)      (318,394)
     Sales and maturities of investments                   267,321        306,739
     Expenditures for property and equipment                (7,831)        (4,497)
     Restricted cash                                        (1,882)          --
     Investment in equity affiliate                         (3,000)          --
     Other assets                                              (21)          (471)
                                                         ---------      ---------
           Net cash provided (used) by
                investing activities                        13,643        (16,623)
                                                         ---------      ---------

Cash flows from financing activities:
     Repayment of capital lease obligations and debt        (1,395)        (1,363)
     Proceeds from debt                                       --            2,511
     Proceeds from other issuances of common stock           2,354          1,466
                                                         ---------      ---------
           Net cash provided by
                financing activities                           959          2,614
                                                         ---------      ---------

Effect of exchange rate changes on cash                       (107)          --
                                                         ---------      ---------

Decrease in cash and cash equivalents                      (12,996)       (35,180)

Cash and cash equivalents at beginning of period            24,169         71,454
                                                         ---------      ---------

Cash and cash equivalents at end of period               $  11,173      $  36,274
                                                         ---------      ---------
                                                         ---------      ---------



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

         Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform with current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 1999 and 1998.

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


2.       ACCOUNTING POLICIES

REVENUE RECOGNITION

         Revenue under research and development arrangements is recognized as earned under the terms of the respective agreements. License payments are recorded as revenue when contractual obligations have been met. Product research funding is recorded as revenue, generally on a quarterly basis, as research effort is incurred. Deferred revenue arises from payments received which have not yet been earned under research and development arrangements. The Company recognizes milestone payments when the milestones are achieved. Royalty revenue is recognized based on actual and estimated sales of licensed products in licensed territories. Product sales revenue is recorded upon shipment.

BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method. Common equivalent shares have not been included in the per share calculations as the effect would be anti-dilutive. Total potential common equivalent shares consist of 5,831,328 stock options outstanding with a weighted average exercise price of $22.78 as of June 30, 1999.

                       VERTEX PHARMACEUTICALS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.       COMPREHENSIVE INCOME

For the six months ended June 30, 1999 and 1998 total comprehensive loss was as follows (in thousands):


                                                                  June 30, 1999    June 30, 1998
                                                                  -------------    -------------
Net loss                                                              $(28,395)     $(18,216)

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments                        (1,480)           89
Foreign currency translation adjustment                                   (107)         --
                                                                      --------      --------
Total other comprehensive income (loss)                                 (1,587)           89
                                                                      --------      --------

Total comprehensive loss                                              $(29,982)     $(18,127)
                                                                      --------      --------
                                                                      --------      --------


4.       RESTRUCTURED INVESTMENT IN ALTUS BIOLOGICS INC.

         Altus Biologics Inc. ("Altus") develops, manufactures and markets products based on a novel and proprietary technology for stabilizing proteins. At December 31, 1998, Vertex owned approximately 70% of the capital stock of Altus. On February 5, 1999, Vertex restructured its investment in Altus. As part of the transaction, Vertex provided Altus $3,000,000 of cash in exchange for preferred stock and warrants. The preferred stock provides Vertex with a minority ownership position in Altus, and the warrants become exercisable upon certain events. As a result of the transaction, Altus now operates independently from Vertex. In addition, Vertex has retained a non-exclusive royalty-free right to use Altus' technology for discovering, developing and manufacturing small molecule drugs. Vertex is recording its percentage of Altus' net income and losses using the equity method of accounting.


5.       AGENERASE APPROVAL

         Agenerase(TM) was granted accelerated approval by the U.S. Food and Drug Administration on April 15, 1999 for use in combination with other antiretrovirals for the treatment of HIV infection. In connection with approval of Agenerase, the Company earned a $5 million milestone payment under the agreement with Glaxo Wellcome plc. Agenerase royalty revenue was recognized for the first time in the second quarter of 1999.


6.       SUBSEQUENT EVENT

         In July 1999 the Company earned a $1,000,000 milestone payment from Kissei Pharmaceutical Co., Ltd. ("Kissei") as a result of Kissei's filing for approval to market ProzeiTM (amprenavir) in Japan. If and when approval is granted, the Company will receive a royalty from sales of the drug.

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

         The Company's lead product, AgeneraseTM (amprenavir), received U.S. FDA approval through an expedited review process for the treatment of HIV infection on April 15, 1999. Glaxo Wellcome plc ("Glaxo Wellcome"), Vertex's partner, has also submitted applications for market approval to regulatory agencies in countries throughout the world. The Company recognized royalties on sales of Agenerase by Glaxo Wellcome for the first time this quarter. The Company has incurred operating losses since its inception and expects to incur a loss in 1999. The Company believes that operating losses may continue beyond 1999 even if significant royalties are realized on Agenerase sales because the Company is planning to make significant investments in research and development for its other potential products. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

         The Company's total revenues increased to $15,328,000 in the second quarter of 1999 from $7,152,000 in the second quarter of 1998. In the second quarter of 1999, revenues consisted of $2,874,000 in royalties and product sales, $9,642,000 under the Company's collaborative agreements and other revenue, and $2,812,000 in investment income. In the second quarter of 1998, the Company received $3,247,000 in revenue from its collaborative agreements and other revenue, and $3,905,000 in investment income.

         Royalties and product sales consist of Agenerase royalty revenue from Glaxo Wellcome as well as initial sales of commercial drug substance to Kissei in Japan. Agenerase royalty revenue from Glaxo Wellcome was recognized for the first time in the quarter ended June 30, 1999 and is based upon the world-wide sales of the drug net of actual and estimated discounts, rebates, chargebacks, and product returns. This first quarter's sales reflect prescriptions as well as initial trade stocking which Vertex expects will adjust to be consistent with underlying demand over the remainder of the year.

         Payments under the Company's current collaborative agreements increased from the second quarter of 1998 to the second quarter of 1999 primarily due to a $5,000,000 milestone payment by Glaxo Wellcome for U.S. FDA approval of Agenerase, a $1,000,000 payment by Schering AG for research support under a collaborative agreement signed in August of 1998, and certain development reimbursements by collaborative partners for other programs. Investment income decreased due to a lower level of cash and investments in the second quarter of 1999 as compared with the same period in 1998.

         The Company's total costs and expenses increased to $26,169,000 in the second quarter of 1999 from $16,954,000 in the second quarter of 1998. Royalties and product costs of $1,199,000, in the second quarter of 1999, consist of royalty payments to G.D. Searle & Co. and the cost of commercial drug substance sold to Kissei. Under the terms of the 1996 license agreement between the Company, Glaxo Wellcome and G.D. Searle & Co. ("Searle"), the Company agreed to pay Searle a royalty on the sales of Agenerase.

         Research and development expenses increased to $19,029,000 in the second quarter of 1999 from $12,631,000 in the second quarter of 1998 principally due to the continued expansion of the Company's research organization. Vertex's UK subsidiary expanded from a business development operation to include scientific research and development staff and facilities in the second half of 1998. The Company's development expenses increased due to the continued growth in clinical trial activities, principally for the manufacturing of clinical material and the initiation of clinical studies.

         General and administrative expenses increased to $5,466,000 in the second quarter of 1999 from $4,164,000 in the second quarter of 1998. The increase in general and administrative expenses principally reflects the impact of personnel additions and an increase in marketing activities associated with the launch of Agenerase. In addition, legal and patent expenses have increased as the company continues to protect its intellectual property and contests a suit filed by Chiron Corporation claiming infringement of various U.S. patents issued to Chiron. While the final outcome of the litigation with Chiron cannot be determined, the Company believes, based on information currently available, that the ultimate outcome of the action will not have a material impact on its consolidated financial position.

         Using the equity method of accounting, the Company recorded $303,000 as its share of the loss in Altus for the second quarter of 1999.

         Interest expense was $172,000 in the second quarter of 1999 as compared to $159,000 in the second quarter of 1998 due to a higher blended interest rate on similar levels of equipment lease financing during the year.

         For the reasons stated above, the Company recorded a net loss of $10,841,000 or $0.43 per share in the second quarter of 1999 compared to a net loss of $9,802,000 or $0.39 per share in the second quarter of 1998.


SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

         The Company's total revenues increased to $22,457,000 for the six months ended June 30, 1999 from $14,321,000 for the six months ended June 30, 1998. In 1999, the Company's revenues consisted of $2,874,000 in royalties and product sales, $13,605,000 under the Company's collaborative agreements and other revenue, and $5,978,000 in investment income. In 1998, the Company's revenues consisted of $6,420,000 earned under the Company's collaborative agreements and $7,901,000 in investment income.

         Royalties and product sales consist of Agenerase royalty revenue from Glaxo Wellcome as well as initial sales of commercial drug substance to Kissei in Japan. Agenerase royalty revenue from Glaxo Wellcome was recognized for the first time in the second quarter of 1999 and is based upon the world-wide sales of the drug net of actual and estimated discounts, rebates, chargebacks, and product returns. These sales reflect prescriptions as well as initial trade stocking which Vertex expects will adjust to be consistent with underlying demand over the remainder of the year.

         Revenue under the Company's collaborative agreements increased $7,185,000 for the six months ended June 30, 1999 as compared with the same period in 1998 primarily due to a $5,000,000 milestone payment by Glaxo Wellcome for U.S. FDA approval of Agenerase and a $2,000,000 payment by Schering

AG for research support under a collaborative agreement signed in August of 1998. The decrease in investment income is due to lower cash and investment levels for the first half of 1999 as compared with the first half of 1998.

         The Company's total costs increased to $50,852,000 for the six months ended June 30, 1999 from $32,537,000 for the six months ended June 30, 1998. Royalties and product costs of $1,199,000 consist of royalty payments to Searle and the cost of commercial drug substance sold to Kissei in the second quarter of 1999.

         Research and development expenses increased to $37,634,000 in the first half of 1999 from $24,813,000 in the first half of 1998. The first half of 1999 includes expenses for the UK research and development staffing and facilities growth initiated in the second half of 1998. Additionally, development expenses were higher in the first half of 1999 due to the commencement of clinical trials in the second half of 1998 and an increase in activities associated with the Company's IMPDH program for psoriasis and hepatitis C, its neurophilins program for diabetic neuropathy, and its P38 program for inflammatory diseases.

         General and administrative expenses increased during the first half of 1999 to $11,238,000 from $7,417,000 in the first half of 1998 due primarily to increases in personnel and professional expenses, particularly associated with the market launch of Agenerase and corporate advertising activities. Legal and patent expenses have increased as the Company continues to protect its intellectual property and contests a suit filed by Chiron Corporation.

         Using the equity method of accounting, the Company recorded $425,000 as its share of the loss in Altus in the first half of 1999.

          Interest expense was $356,000 in the first half of 1999, an increase from $307,000 in the first half of 1998 due to a higher blended interest rate on similar levels of equipment lease financing during the year.

         For the reasons stated above, the Company incurred a net loss of $28,395,000 or $1.12 per share in the six months ended June 30, 1999 compared to a net loss of $18,216,000 or $0.72 per share in the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's operations have been funded principally through strategic collaborative agreements, public offerings and private placements of the Company's equity securities, equipment lease financing, and investment income. The Company expects to incur increased research and development and related supporting expenses and, consequently, may continue to experience losses on a quarterly and annual basis as it continues to develop existing and future compounds and conduct clinical trials of potential drugs. The Company also expects to incur substantial administrative and commercialization expenditures in the future and additional expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property rights.

         The Company expects to finance these substantial cash needs with royalties from the sale of Agenerase, its existing cash and investments of approximately $205 million at June 30, 1999, together with investment income earned thereon, future payments under its existing and future collaborative agreements, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

The Company's aggregate cash and investments decreased by $40,660,000 during the six months ended June 30, 1999 to $204,992,000. Cash used by operations was $27,491,000 during the same period. Prepaids and other current assets have increased $3,286,000 during the first half of 1999 due primarily to the recording of a royalty receivable from Glaxo Wellcome for Agenerase sales. Restricted cash increased $1,882,000 during the six months ended June 30, 1999 as the Company issued a letter of credit for a security deposit under one of the Company's facilities leases. This was for the takedown of additional, available space at the end of 1998. The Company continues to invest in equipment and leasehold improvements for its facilities to match the growth in its headcount. The Company also restructured its investment in Altus and as part of the transaction Vertex provided Altus $3,000,000 of cash in exchange for new classes of preferred stock and warrants. As a result of the transaction, Altus now operates independently from Vertex.

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

         The Company has completed its assessment of its critical IT Systems and determined the actions necessary in order to ensure that they will function without disruption. Based on this assessment, the Company has begun remediation and testing of certain critical IT Systems. The Company expects that remediation of all critical IT Systems will be completed by the end of August 1999 and testing will be completed by the end of September 1999.

         The Company has completed its assessment and is currently in the process of remediation and testing of its critical Non-IT Systems for Year 2000 compliance. The Company expects that remediation of non-compliant critical Non-IT Systems will be completed by the end of August 1999 and testing will be completed by the end of September 1999. Some critical Non-IT Systems are non-compliant and, because of the age of those systems or other factors, cannot be made compliant. The Company intends to formulate contingency plans for each of those systems by the end of the third quarter of 1999.

         The Company has contacted third parties that provide goods, services and information that are deemed critical to the Company's business. The Company is currently reviewing the responses and Year 2000 website statements of these entities to assess their Year 2000 compliance. The Company expects to formulate contingency plans by the end of October 1999 for the services provided by third parties that are found to be non-compliant, or where the Company is unable to determine whether a third party is compliant. There can be no assurance, however, that the Company will be able to locate alternate sources for goods or services furnished by non-compliant providers.

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

                  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES:

                  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         The Company's Annual Meeting of Stockholders was held on May 19, 1999. The stockholders elected Roger W. Brimblecombe and Donald R. Conklin to the class of directors whose term expires in 2002. The tabulation of votes with respect to the election of such directors is as follows:


                                  Total Vote For:   Total Vote Withheld:
                                  ---------------   --------------------
Roger W. Brimblecombe               18,513,349            107,522
Donald R. Conklin                   18,513,949            106,922

         The stockholders approved an amendment to the Company's 1996 Stock and Option Plan, authorizing the addition of 1,250,000 shares to that plan, with 7,838,590 shares voted in favor, 6,076,014 shares voted against, 21,025 shares abstaining, and 4,685,242 broker non-votes.

         The stockholders also approved an amendment to the Company's Employee Stock Purchase Plan, authorizing the addition of 200,000 shares to that plan, with 11,863,447 shares voted in favor, 2,061,792 shares voted against, 10,390 shares abstaining, and 4,685,242 broker non-votes.

         In addition, the stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the 1999 fiscal year by a vote of 18,594,651 shares in favor, 19,405 shares against, and 6,815 shares abstaining.


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

                                       VERTEX PHARMACEUTICALS INCORPORATED




Date:  August 14, 1999                 /s/ Thomas G. Auchincloss
                                       ---------------------------------------
                                       Thomas G. Auchincloss, Jr.
                                       Vice President of Finance and Treasurer
                                       (Principal Financial Officer)



Date:  August 14, 1999                 /s/ Hans D. van Houte
                                       ---------------------------------------
                                       Hans D. van Houte
                                       Controller and Assistant Treasurer
                                       (Principal Accounting Officer)