Form 10-Q
period 1999-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 1999-11-15
CIK 875320

   ---------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ---------------------------


                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended September 30, 1999
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the transition period from to


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

                               YES  X  NO
                                   ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

COMMON STOCK, PAR VALUE $.01 PER SHARE                   25,644,002
--------------------------------------      -----------------------------------
              Class                            Outstanding at  November 8, 1999

                       VERTEX PHARMACEUTICALS INCORPORATED

                                      INDEX


                                                                           PAGE
                                                                           ----
PART I. -  FINANCIAL INFORMATION
      Item 1.   Condensed Consolidated Financial Statements

                Report of Independent Accountants                            3

                Condensed Consolidated Balance Sheets -
                         September 30, 1999 and December 31, 1998            4

                Condensed Consolidated Statements of Operations -
                         Three Months Ended September 30, 1999 and 1998      5

                Condensed Consolidated Statements of Operations -
                         Nine Months Ended September 30, 1999 and 1998       6

                Condensed Consolidated Statements of Cash Flows -
                         Nine Months Ended September 30, 1999 and 1998       7

                Notes to Condensed Consolidated Financial Statements         8

      Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations              10


PART II. -  OTHER INFORMATION                                               15

Exhibits                                                                    15
Signatures                                                                  16

                                      -2-

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Vertex Pharmaceuticals
Incorporated:

We have reviewed the accompanying condensed consolidated balance sheet of Vertex Pharmaceuticals Incorporated as of September 30, 1999, and the related condensed consolidated statements of operations for each of the three month and nine month periods ended September 30, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the company's management.

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

Boston, Massachusetts
October 26, 1999

                       VERTEX PHARMACEUTICALS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                   (Unaudited)

                                                                  September 30,     December 31,
                                                                      1999               1998
                                                                  -------------     ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                       $22,369           $  24,169
     Short-term investments                                          165,745             221,483
     Accounts receivable                                               4,790               1,462
     Prepaid expenses                                                  1,222               1,594
                                                                    --------           ---------
           Total current assets                                      194,126             248,708

Restricted cash                                                        4,198               2,316
Property and equipment, net                                           23,603              14,476
Investment in equity affiliate                                         2,446                 ---
Other assets                                                             475                 846
                                                                    --------           ---------
           Total assets                                             $224,848           $ 266,346
                                                                    ========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Obligations under capital lease and debt                       $  2,452           $   2,752
     Accounts payable and accrued expenses                            10,619              10,350
                                                                   ---------           ---------
           Total current liabilities                                  13,071              13,102
                                                                   ---------           ---------
Obligations under capital leases and debt,
     excluding current portion                                         5,257               7,032
                                                                   ---------           ---------
           Total liabilities                                          18,328              20,134
                                                                   ---------           ---------

Stockholders' equity:
     Preferred stock, $.01 par value;1,000,000 authorized
           none issued
     Commonstock, $.01 par value; 100,000,000 authorized;
           issued and outstanding - 25,603,528 shares in 1999
           and 25,358,559 shares in 1998                                256                  254
     Additional paid-in capital                                     399,136              395,165
     Accumulated other comprehensive income                            (330)                 654
     Accumulated deficit                                           (192,542)            (149,861)
                                                                   ---------           ---------

                  Total stockholders' equity                        206,520              246,212
                                                                   ---------           ---------
           Total liabilities and stockholders' equity              $224,848            $ 266,346
                                                                   ---------           ---------
                                                                   ---------           ---------

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                          Three Months Ended September 30,
                                                                          --------------------------------
                                                                           1999                     1998
                                                                           ----                     ----
Revenues:
     Royalties and product sales                                          $2,180                      ---
     Collaborative and other research and development                      5,045                  $14,633
     Investment income                                                     2,336                    3,784
                                                                       ---------               ----------
           Total revenues                                                  9,561                   18,417
                                                                       ---------               ----------
Costs and expenses:
     Royalties and product costs                                             727                      ---
     Research and development                                             16,421                   15,741
     General and administrative                                            6,415                    4,772
     Loss in equity affiliate                                                129                      ---
     Interest                                                                155                      177
                                                                       ---------               ----------
           Total costs and expenses                                       23,847                   20,690
                                                                       ---------               ----------
Net loss                                                               $(14,286)                 $ (2,273)
                                                                       =========               ==========
Basic and diluted net loss per common share                            $   (.56)                 $  (0.09)
                                                                       =========               ==========
Basic and diluted weighted average number of
     common shares outstanding                                            25,552                   25,308
                                                                       =========               ==========




                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
                                                                           1999                   1998
                                                                           ----                   ----
Revenues:
     Royalties and product sales                                     $     5,054                      ---
     Collaborative and other research and development                     18,650               $   21,053
     Investment income                                                     8,314                   11,685
                                                                     -----------               ----------
           Total revenues                                                 32,018                   32,738

Costs and expenses:
     Royalties and product costs                                           1,926                      ---
     Research and development                                             54,055                   40,554
     General and administrative                                           17,653                   12,189
     Loss in equity affiliate                                                554                      ---
     Interest                                                                511                     484
                                                                     -----------               ----------
           Total costs and expenses                                       74,699                   53,227
                                                                     -----------               ----------
Net loss                                                                $(42,681)                $(20,489)
                                                                     ===========               ==========
Basic and diluted net loss per common share                          $     (1.68)              $    (0.81)
                                                                     ===========               ==========

Basic and diluted weighted average number of
     common shares outstanding                                            25,473                   25,282
                                                                     ===========               ==========











                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                          1999                     1998
                                                                          ----                     ----
Cash flows from operating activities:
     Net loss                                                          $(42,681)                 $(20,489)
     Adjustment to reconcile net loss to
         net cash used by operating activities:
           Depreciation and amortization                                  4,343                     3,116
           Realized gains/(losses) on short-term                           (539)                      327
                   investments
           Loss in equity affiliate                                         554                       ---
     Changes in assets and liabilities:
           Accounts Receivable                                           (3,328)                      (54)
           Prepaid expenses                                                 372                        34
           Accounts payable and accrued
                expenses                                                    269                    (2,312)
           Deferred revenue                                                 ---                      (556)
                                                                     ----------                ----------
                Net cash used by
                    operating activities                               (41,010)                   (19,934)
                                                                     ----------                ----------

Cash flows from investing activities:
     Purchases of short-term investments                               (288,839)                 (459,716)
     Sales and maturities of short-term investments                     343,933                   459,903
     Expenditures for property and equipment                            (13,470)                   (5,730)
     Restricted cash                                                     (1,882)
     Investment in equity affiliate                                      (3,000)                      ---
     Other assets                                                           371                      (391)
                                                                     ----------                ----------
           Net cash provided (used) by
                investing activities                                     37,113                    (5,934)
                                                                     ----------                ----------
Cash flows from financing activities:
     Repayment of capital lease obligations and debt                     (2,075)                   (2,030)
     Proceeds from debt                                                     ---                     4,084
     Proceeds from other issuances of common stock                        3,973                     2,002
                                                                     ----------                ----------
           Net cash provided by
                financing activities                                      1,898                     4,056
                                                                     ----------                ----------
Effect of exchange rate changes on cash                                     199                        10
                                                                     ----------                ----------
Decrease in cash and cash equivalents                                    (1,800)                  (21,802)

Cash and cash equivalents at beginning of period                         24,169                    71,454
                                                                     ----------                ----------
Cash and cash equivalents at end of period                             $ 22,369                  $ 49,652
                                                                     ===========               ==========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements are unaudited and have been prepared by Vertex Pharmaceuticals Incorporated (the "Company") in accordance with generally accepted accounting principles.

         Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform with current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 1999 and 1998.

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


2.       ACCOUNTING POLICIES

REVENUE RECOGNITION

         Revenue under research and development arrangements is recognized as earned under the terms of the respective agreements. License payments are recorded as revenue when contractual obligations have been met. Product research funding is recorded as revenue, generally on a quarterly basis, as research effort is incurred. Deferred revenue arises from payments received that have not yet been earned under research and development arrangements. The Company recognizes milestone payments when the milestones are achieved. Royalty revenue is recognized based on actual and estimated sales of licensed products in licensed territories net of actual and estimated discounts, rebates, chargebacks and returns. Product sales revenue is recorded upon shipment.

BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method. Common equivalent shares have not been included in the per share calculations as the effect would be anti-dilutive. Total potential common equivalent shares consist of 5,753,225 stock options outstanding with a weighted average exercise price of $22.96 as of September 30, 1999.

                       VERTEX PHARMACEUTICALS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.       COMPREHENSIVE INCOME

For the nine months ended September 30, 1999 and 1998 total comprehensive loss was as follows (in thousands):

                                                                      September 30, 1999   September 30, 1998
                                                                      ------------------   ------------------
Net loss                                                                $ (42,681)               $  (20,489)

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments                           (1,183)                    1,559
Foreign currency translation adjustment                                       199                        10
                                                                         --------                ----------
Total other comprehensive income (loss)                                      (984)                    1,569
                                                                         --------                ----------

Total comprehensive loss                                                 $(43,665)               $  (18,920)
                                                                         =========               ==========



4.       RESTRUCTURED INVESTMENT IN ALTUS BIOLOGICS INC.

         Altus Biologics Inc. ("Altus") develops, manufactures and markets products based on a novel and proprietary technology for stabilizing proteins. At December 31, 1998, Vertex owned approximately 70% of the capital stock of Altus. On February 5, 1999, Vertex restructured its investment in Altus. As part of the transaction, Vertex provided Altus $3,000,000 of cash in exchange for preferred stock and warrants. The preferred stock provides Vertex with a minority ownership position in Altus, and the warrants become exercisable upon certain events. As a result of the transaction, Altus now operates independently from Vertex. In addition, Vertex has retained a non-exclusive royalty-free right to use Altus' technology for discovering, developing and manufacturing small molecule drugs. Vertex records its percentage of Altus' net income and losses using the equity method of accounting.

5.       AGENERASE APPROVAL

         Agenerase-TM- was granted accelerated approval by the U.S. Food and Drug Administration on April 15, 1999 for use in combination with other antiretrovirals for the treatment of HIV infection. In connection with approval of Agenerase, the Company earned a $5 million milestone payment under the agreement with Glaxo Wellcome plc. Agenerase royalty revenue was recognized for the first time in the second quarter of 1999.

6.            RECENT COLLABORATIVE AGREEMENTS

         On September 1, 1999, the Company and Hoechst Marion Roussel Deutschland GmbH ("HMR") entered into an expanded agreement covering the development of VX-740, an orally active inhibitor of interleukin-1 beta converting enzyme (ICE). Under the agreement, HMR will pay the Company $20 million in closing payments in connection with prior research, up to $62 million in milestone payments for successful development by HMR of VX-740 in rheumatoid arthritis, the first targeted indication, as well as similar milestones for each additional indication. HMR will hold an exclusive worldwide license to develop, manufacture and market VX-740, as well as an exclusive option for all other compounds discovered as part of the research collaboration that ended in 1997. HMR will fund the development of VX-740. Vertex will co-promote the product in the U.S. and Europe and will receive royalties on global sales, as well as a co-promotion royalty and reimbursement of its co-promotion costs. The agreement was subject to U.S. government approval under the Hart-Scott Rodino Antitrust Improvements Act of 1976.

                       VERTEX PHARMACEUTICALS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         On September 16, 1999 HMR commenced a Phase II clinical trial of VX-740 in patients with rheumatoid arthritis. Upon U.S. government approval under the Hart-Scott Rodino Antitrust Improvements Act of 1976, the company will record $5 million as revenue related to this milestone.


7.       LEGAL PROCEEDINGS

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

8.       SUBSEQUENT EVENT

         On October 9, 1999 the Company received clearance for the HMR agreement under the Hart-Scott Rodino Antitrust Improvements Act of 1976. The Company will recognize $15 million in revenue for closing and milestone payments in the fourth quarter of 1999.




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

         The Company discovers, develops and markets small molecule drugs that address major unmet medical needs. The Company has drug candidates in clinical development to treat viral diseases, inflammation, cancer, autoimmune diseases and neurological disorders. The Company has created its pipeline using a proprietary approach, information-driven drug design, that integrates multiple technologies in biology, chemistry and biophysics aimed at increasing the speed and success rate of drug discovery. The Company's first approved product is Agenerase-TM- (amprenavir), an HIV protease inhibitor, which Vertex co-promotes with Glaxo Wellcome plc ("Glaxo Wellcome"). The Company is earning a royalty from Glaxo Wellcome from sales of Agenerase.

         The Company's lead product, Agenerase-TM- (amprenavir), received U.S. FDA approval on April 15, 1999 for the treatment of HIV infection through an expedited review process. Glaxo Wellcome, Vertex's partner, has also submitted applications for market approval to regulatory agencies in countries throughout the world. The Company has incurred operating losses since its inception and expects to incur a loss in 1999. The Company expects that operating losses will continue beyond 1999 even if significant royalties are realized on Agenerase sales because the Company is planning to make significant investments in research and development for its other potential products. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998.

         The Company's total revenues decreased to $9,561,000 in the third quarter of 1999 from $18,417,000 in the third quarter of 1998. In the third quarter of 1999, royalty and product sales revenue was $2,180,000, $5,045,000 was earned under the Company's collaborative agreements and other research and development revenue, and $2,336,000 was earned in investment income. In the third quarter of 1998, the Company earned $14,407,000 in revenue from its collaborative agreements and $226,000 in other research and development revenue, and $3,784,000 in investment income.

         The lower collaborative revenue during the third quarter of 1999 as compared to the third quarter of 1998 was principally due to recognition of $9,000,000 in revenue from Schering AG in August 1998 associated with an agreement signed in the same month. In addition, Vertex earned a $2,000,000 milestone from Kissei in 1998 for selection of a clinical candidate in the Company's p38 MAP kinase program. Investment income decreased due to a lower level of cash and investments in the third quarter of 1999 as compared with the same period in 1998.

         The Company's total costs and expenses increased to $23,847,000 in the third quarter of 1999 from $20,690,000 in the third quarter of 1998. Royalties and product costs were $727,000 in the third quarter of 1999.

         Research and development expenses increased to $16,421,000 in the third quarter of 1999 from $15,741,000 in the third quarter of 1998 principally due to the continued expansion of the Company's research and development organization. The Company's U.K. subsidiary expanded from a business development operation to include scientific research and development staff and facilities in the second half of 1998.

         General and administrative expenses increased to $6,415,000 in the third quarter of 1999 from $4,772,000 in the third quarter of 1998. The increase in general and administrative expenses principally reflects the impact of personnel additions and a continued increase in marketing activities particularly associated with Agenerase. In addition, legal and patent expenses have increased as the Company continues to protect its intellectual property and contests a suit filed by Chiron Corporation claiming infringement of various U.S. patents issued to Chiron. While the final outcome of the litigation with Chiron cannot be determined, the Company believes, based on information currently available, that the ultimate outcome of the action will not have a material impact on its consolidated financial position.

         Using the equity method of accounting, the Company recorded $129,000 as its share of the loss in Altus for the third quarter of 1999.

         Interest expense was $155,000 in the third quarter of 1999 as compared to $177,000 in the third quarter of 1998 due to lower levels of equipment lease debt during the quarter.

         For the reasons stated above, the Company recorded a net loss of $14,286,000 or $0.56 per share in the third quarter of 1999 compared to a net loss of $2,273,000 or $0.09 per share in the third quarter of 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

         The Company's total revenues were $32,018,000 for the nine months ended September 30, 1999 compared to $32,738,000 for the nine months ended September 30, 1998. In 1999, the Company's revenues consisted of $5,054,000 in royalty and product sales revenue, $18,650,000 under the Company's collaborative agreements and other research and development revenue, and $8,314,000 in investment income. In 1998, the Company's revenues consisted of $20,368,000 earned under the Company's collaborative agreements and $11,685,000 in investment income and $685,000 in government grants and other income.

         Royalty and product sales revenue for the nine month period ending September 30, 1999 consist of Agenerase royalty revenue from Glaxo Wellcome as well as revenue from sales of commercial drug substance to Kissei in Japan. Agenerase royalty revenue from Glaxo Wellcome is based upon the worldwide sales (outside the Far East) of the drug net of actual and estimated discounts, rebates, chargebacks, and product returns. These sales reflect prescriptions as well as initial trade stocking which the Company expects will adjust to be consistent with underlying demand over the remainder of the year.

         Revenue under the Company's collaborative agreements decreased $2,403,000 for the nine months ended September 30, 1999 as compared with the same period in 1998. In addition to research and development funding, the company earned $9,000,000 from Schering AG in August 1998 associated with a new collaborative agreement for the Company's neurophilins program. The Company earned a $5,000,000 milestone payment from Glaxo Wellcome for U.S. FDA approval of Agenerase in April 1999 and a $1,000,000 milestone payment from Kissei in July 1999 in connection with the filing for approval to market Prozei -TM- (amprenavir) in Japan.

         The Company's total costs increased to $74,699,000 for the nine months ended September 30, 1999 from $53,227,000 for the nine months ended September 30, 1998. Royalties and product costs of $1,926,000 consist of royalty payments to G.D. Searle & Co. under a patent license and the cost of commercial drug substance sold to Kissei.

         Research and development expenses increased to $54,055,000 in the first three quarters of 1999 from $40,554,000 in the first three quarters of 1998. The first three quarters of 1999 include expenses for the U.K. research and development staffing and facilities growth initiated in the second half of 1998. Additionally, development expenses were higher in the first three quarters of 1999 due to the commencement of clinical trials in the second half of 1998 and an increase in activities associated with the Company's
IMPDH program for psoriasis and hepatitis C, its neurophilins program for diabetic neuropathy, and its p38 MAP kinase program for inflammatory diseases.

         General and administrative expenses increased during the first three quarters of 1999 to $17,653,000 from $12,189,000 in the first three quarters of 1998 due primarily to increases in personnel and professional expenses, particularly associated with the marketing of Agenerase and corporate advertising activities. Legal and patent expenses have increased as the Company continues to protect its intellectual property and contests a suit filed by Chiron Corporation.

         Using the equity method of accounting, the Company recorded $554,000 as its share of the loss in Altus in the first three quarters of 1999.

          Interest expense was $511,000 in the first three quarters of 1999, an increase from $484,000 in the first three quarters of 1998 due to a higher blended interest rate on similar levels of equipment lease financing during the year.

         For the reasons stated above, the Company incurred a net loss of $42,681,000 or $1.68 per share in the nine months ended September 30, 1999 compared to a net loss of $20,489,000 or $0.81 per share in the nine months ended September 30, 1998.

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

         The Company expects to finance these substantial cash needs with royalties from the sale of Agenerase, its existing cash and investments of approximately $188 million at September 30, 1999, together with investment income earned thereon, future payments under its existing and future collaborative agreements, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund the Company's activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

         The Company's aggregate cash and investments decreased by $57,538,000 during the nine months ended September 30, 1999 to $188,114,000. Cash used by operations was $41,010,000 during the same period. Accounts receivable increased $3,328,000 during the first three quarters of 1999 due primarily to the recording of a royalty receivable from Glaxo Wellcome for Agenerase sales. Restricted cash increased $1,882,000 during the nine months ended September 30, 1999 as the Company issued a letter of credit for a security deposit under one of the Company's facilities leases in connection with the acquisition of additional space at the end of 1998. The Company continues to invest in equipment and leasehold improvements for its facilities to match the growth in its headcount. The Company also restructured its investment in Altus and as part of the transaction Vertex provided Altus $3,000,000 in cash in exchange for new classes of preferred stock and warrants. As a result of the transaction, Altus now operates independently from Vertex.

         In October 1999, the Company entered into an operating lease agreement for an additional facility. The lease will commence in the second quarter of 2000 and have an initial term through the year 2010. The Company has the option to extend the term thereafter. Related to this facility, the Company will continue to make significant investments in leasehold improvements and equipment.

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

         The Company has completed its assessment of its critical IT Systems and determined the actions necessary in order to ensure that they will function without disruption. The Company has completed remediation and testing of its critical IT Systems.

         The Company has also completed its assessment, testing, and remediation of its critical Non-IT Systems for Year 2000 compliance. Some non-critical Non-IT Systems are non-compliant and, because of the age of those systems or other factors, cannot be made compliant. The Company has formulated contingency plans for each of those systems which are non-compliant and cannot be made compliant.

         The Company has contacted third parties that provide goods, services and information that are deemed critical to the Company's business. If these or other parties experience Y2K failures or malfunctions there could be an adverse impact on the Company's ability to conduct operations, including conducting continued research development efforts. The Company is currently reviewing the responses and Year 2000 website statements of these entities to assess their Year 2000 compliance. The Company expects to formulate contingency plans by the end of November 1999 for the services provided by third parties that are found to be non-compliant, or where the Company is unable to determine whether a third party is compliant. There can be no assurance, however, that the Company will be able to locate alternate sources for goods or services furnished by non-compliant providers. In addition, there can be no guarantee that any contingency plans developed by the Company will prevent such failures from having a material adverse effect. At this time, the Company does not anticipate this worst case scenario to occur, nor does Vertex anticipate any major interruptions in its ability to provide products and services to our customers.

         The Company is using both internal and external resources to conduct its Year 2000 program. The total costs, both out-of-pocket and internal, of the Company's Year 2000 program have not been material. Other IT Systems projects have not been significantly deferred as a result of the Company's Year 2000 program, because the Company was able to integrate much of its Year 2000 assessment and remediation effort into its routine maintenance and upgrade programs. The Company has funded these Year 2000 costs through available cash and expects its remaining costs to be immaterial as well. However, the Company may experience unexpected costs in the beginning of the year 2000 which could result in a material adverse effect on the Company's results of operations.

         There can be no assurance that the Company's Year 2000 assessment and any required remedial actions and contingency plans will be successfully completed on a timely basis.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There are no material changes to the Company's assessment of market risk as disclosed in its Annual Report on Form 10-K for the year ended December 31, 1998.

                                    PART II.

                                OTHER INFORMATION

Item 6.  EXHIBITS:
         --------

                  10.1 License, Development and Commercialization Agreement between the Company and Hoechst Marion Roussel Deutschland GmbH dated September 1, 1999 (filed herewith with certain confidential information deleted).

                  10.27 Lease by and between Trustees of Fort Washington Realty Trust, Landlord, and the Company as Tenant, executed September 17, 1999 (filed herewith with certain confidential information deleted).

                  27 Financial Data Schedule (Submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).

                  99       Letter of Independent Accountants.

         REPORTS ON FORM 8-K:
         -------------------
                 None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VERTEX PHARMACEUTICALS INCORPORATED




Date:  November 15, 1999            /S/ THOMAS G. AUCHINCLOSS
       -----------------                ------------------------------------
                                        Thomas G. Auchincloss, Jr.
                                        Vice President of Finance and Treasurer
                                        (Principal Financial Officer)


Date:  November 15, 1999            /S/ HANS D. VAN HOUTE
       -----------------                -------------------------------------
                                        Hans D. van Houte
                                        Controller and Assistant Treasurer
                                        (Principal Accounting Officer)