Form 10-K
period 1999-12-31
VERTEX PHARMACEUTICALS INC / MA
filed 2000-03-03
CIK 875320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-19319

                            ------------------------

                      VERTEX PHARMACEUTICALS INCORPORATED

             (Exact name of registrant as specified in its charter)

     MASSACHUSETTS                           04-3039129
(State of incorporation)        (I.R.S. Employer Identification No.)

   130 WAVERLY STREET                        02139-4242
CAMBRIDGE, MASSACHUSETTS                     (Zip Code)
 (Address of principal
   executive offices)

                                 (617) 577-6000
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _________

    As of February 28, 2000 there were outstanding 26,009,481 shares of Common Stock, $.01 par value per share. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based upon the last sales price for such stock on that date as reported by The Nasdaq National Stock Market, was approximately $1,575,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 23, 2000 are incorporated by reference into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The "Company," "Vertex," "we" and "us," as used in this Annual Report on Form 10-K, refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation.

    This Annual Report on Form 10-K contains forward-looking statements based on current management expectations. When used in this Report, the words "expects," "anticipates," "estimates," "plans," "believes," and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties. Factors that could cause actual results to differ from these expectations include, but are not limited to, those discussed in the section of Item 1 entitled "Risk Factors." These forward-looking statements speak only as of the date of this Report. Vertex expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Vertex's expectations with regard thereto or any change in the events, conditions or circumstances on which any such statement is based.

    "Vertex" is a registered trademark of Vertex Pharmaceuticals Incorporated, and "Incel" is a trademark of Vertex Pharmaceuticals Incorporated. "Agenerase" is a trademark of the Glaxo Wellcome Group of companies. "Prozei" is a trademark of Kissei Pharmaceutical Co., Ltd.

PART I

ITEM 1. BUSINESS

                                    BUSINESS

    We design, develop and commercialize novel small molecule drugs that address significant markets with major medical needs, including the treatment of viral diseases, cancer, autoimmune and inflammatory diseases, and neurological disorders. Our drug discovery platform integrates advanced biology, chemistry, biophysics and information technologies in order to increase the speed and success rate of pharmaceutical research and development. We are distinguished by our research and development productivity. We have discovered and advanced nine drug candidates into clinical development, including one product--the HIV protease inhibitor Agenerase-TM- (amprenavir)--that has reached the market. We have a broad product pipeline, with seven drug candidates in Phase II clinical development.

    We have significant collaborations with Glaxo Wellcome, Aventis, Schering AG (Germany), Eli Lilly, Kissei, and Taisho that provide us with financial support and other valuable resources for our research programs for the development of our clinical drug candidates, and for the marketing and sales of our marketed products. We believe that we are positioned to commercialize multiple products over the next two to five years, which we expect will generate increased product revenues and royalty payments. We have additional research programs underway, and we expect to advance novel drug candidates directed at hepatitis C and stroke into pre-clinical studies within the next 12 to 18 months.

    We have extended our technology platform to exploit the opportunities being generated by the wealth of information emerging from genomics research. By applying our structure based design techniques and other technologies to families of related proteins (as opposed to single proteins), we believe that we can obtain higher levels of drug discovery productivity and valuable intellectual property. We refer to this approach as "chemogenomics."

AGENERASE

    Our first product, Agenerase, received accelerated approval from the FDA in April 1999 and was launched in May 1999. Agenerase, which was designed by Vertex, is marketed in the United States by Glaxo Wellcome. We co-promote Agenerase in the United States and, if approved, will also co-promote Agenerase in the European Union. Total sales of the drug for the last seven months of 1999 were $49.7 million, and we received $7.5 million in royalties in 1999 from Glaxo Wellcome. More than 10,000 patients take Agenerase as part of combination therapy for the treatment of HIV. We believe that Agenerase is distinguished from other protease inhibitors by its:

    - longer half-life, which allows for convenient twice-daily dosing;

    - ability to be dosed effectively on a full or empty stomach; and

    - lower levels of cross-resistance to other protease inhibitors.

    Agenerase has also received regulatory approval in other countries, including Japan where the drug is sold under the trade name Prozei-TM- by Kissei. Approval of Agenerase is pending in other jurisdictions, including the European Union, where we anticipate approval in 2000 and the drug is being made available through early access programs.

PRODUCTS IN RESEARCH AND DEVELOPMENT

    Agenerase is the first of many Vertex-discovered products that we intend to commercialize, by ourselves and with partners, in the coming years. The accompanying chart describes our drug candidates in Phase II clinical trials and our research programs.

                                                               COMPANY WITH          ESTIMATED U.S. PATIENT
DRUG                        CLINICAL INDICATIONS        MARKETING RIGHTS (REGION)    POPULATION (MILLIONS)
----                        --------------------        -------------------------    ---------------------
PHASE II CLINICAL TRIALS

ANTIVIRALS

VX-175                      HIV                         Glaxo Wellcome (Worldwide)  0.9
                                                        Vertex co-promote
                                                        (U.S. & E.U.)

VX-497                      Chronic hepatitis C         Vertex (Worldwide)          2.7

CANCER

Incel-TM-                   Multidrug resistant tumor   Vertex (Worldwide)          0.5 (tumor incidence in
                            cancers                                                 target diseases)

VX-853                      Multidrug resistant solid   Vertex (Worldwide)          0.5 (tumor incidence in
                            tumor cancers                                           target diseases)

AUTOIMMUNE AND INFLAMMATION

VX-497                      Psoriasis                   Vertex (Worldwide)          0.9 (moderate-to-severe)

VX-740                      Rheumatoid arthritis        Aventis (Worldwide)         2.1
                                                        Vertex co-promote
                                                        (U.S. & E.U.)

VX-745                      Rheumatoid arthritis        Kissei (Japan);             2.1
                                                        Vertex (Rest of world)

NEUROLOGICAL

Timcodar                    Diabetic neuropathy         Schering AG (Option)        1.3 (symptomatic)
                                                        Vertex co-promote
                                                        (U.S. & E.U.)

RESEARCH

HCV protease                Hepatitis C                 Eli Lilly (Worldwide)       2.7
                                                        Vertex co-promote
                                                        (U.S. & E.U.)

HCV helicase                Hepatitis C                 Vertex (Worldwide)          2.7

Caspases                    Stroke,                     Taisho (Japan);             NA
                            Cardiovascular disease      Vertex (Rest of world)

Kinases                     Cancer,                     Vertex (Worldwide)          NA
                            Neurodegenerative diseases

    We are evaluating second generation compounds in the Company's IMPDH, ICE, p38, and neurophilin ligand programs, and expect to advance second generation candidates in each program in the next one to two years.

COMMERCIAL PRODUCT AND CLINICAL DEVELOPMENT PROGRAMS

    We have one product on the market and seven drug candidates in clinical development to treat viral diseases, cancer, autoimmune and inflammatory diseases and neurological disorders, as well as a number of earlier stage research programs.

ANTIVIRAL PROGRAMS

HIV/AIDS

AGENERASE-TM---OVERVIEW

    Our first marketed product is Agenerase (amprenavir), an orally deliverable drug for the treatment of HIV infection and AIDS. A second generation HIV protease inhibitor, Agenerase was developed by us in collaboration with Glaxo Wellcome plc. Glaxo Wellcome is marketing Agenerase worldwide except for the Far East, and we have U.S. and European co-promotion. Agenerase received regulatory approval in the United States in April 1999, and has also been approved in Brazil, Mexico, Uruguay, Argentina, Israel, and Switzerland. Agenerase has been submitted for approval in other markets worldwide, including the European Union
(EU). In Japan, we collaborated with Kissei Pharmaceutical Co., Ltd. in the development of amprenavir, which is sold by Kissei under the trade name Prozei-TM-. We receive royalties on sales of amprenavir by Glaxo Wellcome and Kissei. We also supply amprenavir bulk drug substance to Kissei.

    We anticipate market approval in the EU in 2000. To support the use of Agenerase in the marketplace, we and Glaxo Wellcome have undertaken a broad Phase IV clinical program aimed at evaluating the drug's use as part of different combinations in a variety of patient populations.

    Kissei received approval for amprenavir under a special fast-track initiative by the Ministry of Health and Welfare in Japan in September 1999. Amprenavir's market launch as Prozei followed shortly thereafter. As a condition of accelerated approval, Kissei is conducting a Phase II/III clinical trial of amprenavir.

VX-175--OVERVIEW

    We first synthesized the compound VX-175 (also referred to as GW433908) as part of our HIV research and development collaboration with Glaxo Wellcome. VX-175 is a prodrug of amprenavir that is designed to provide more compact dosing for patients. A prodrug is an inactive compound that is changed metabolically by the body to become active against disease. Preclinical studies showed the prodrug to be highly water-soluble and bioavailable in animals. In a Phase I study of 16 healthy volunteers completed during 1999, the prodrug formulation was found to be bioequivalent to amprenavir and also showed dose-proportionality. A dose-ranging Phase II clinical study to assess preliminary safety and efficacy and to help determine pharmacokinetics in HIV patients is now underway to determine the optimal dose of VX-175. We anticipate that Glaxo Wellcome will begin Phase III trials of VX-175 in 2000. The FDA has given VX-175 fast track designation. Fast track designation is granted to products that may provide a significant improvement in the safety or effectiveness of the treatment for a serious or life-threatening disease. Glaxo Wellcome is developing the prodrug and has marketing rights in the United States, Europe and certain countries of the Far East. Kissei has an option to develop and commercialize the prodrug in Japan. We have an option to co-promote the prodrug in the United States and the EU, and we will receive royalties on sales of VX-175, if any. We also retain rights to supply bulk drug substance to Glaxo Wellcome.

BACKGROUND: HIV/AIDS

    Infection with the HIV virus leads to AIDS, a severe, life-threatening impairment of the immune system. The World Health Organization (WHO) estimates that approximately 33.6 million persons worldwide, including approximately 920,000 patients in North America, are infected with HIV.

    Protease inhibitors (PIs) are used as part of combination regimens for the treatment of HIV. Currently, about 66% of the HIV patients receiving drug treatment in the U.S. take at least one protease inhibitor. The market for HIV protease inhibitors is highly competitive, with five different PIs vying for a share of a $1 billion U.S. market. Worldwide sales of HIV protease inhibitors were an estimated $2.2 billion in 1999, compared to $1.8 billion in 1998. There are now three classes of antiviral drugs approved for the treatment of HIV infection and AIDS: nucleoside reverse transcriptase inhibitors (NRTIs), such as AZT and 3TC, non-nucleoside reverse transcriptase inhibitors (NNRTIs), such as nevarapine, and protease inhibitors, including Agenerase. In the United States, more than 10,000 patients take Agenerase as part of combination therapy for the treatment of HIV infection.

    We used our expertise in structure-based drug design to create and develop Agenerase to address critical unmet needs in the treatment of HIV. We believe that Agenerase has several advantages over other PIs in the market including:

    - The pharmacological half-life in the body of Agenerase is 7 to 9.5 hours, which is longer than any other currently available protease inhibitor.

    - Agenerase absorption is not significantly affected by the presence or absence of food (although the drug should not be taken with a high fat meal), and there are no substantial hydration requirements. In practical clinical terms, this allows the drug to be dosed twice daily regardless of meal times, without compromising the antiviral activity of the drug.

    - Agenerase appears to have less cross-resistance with other PIs, allowing the drug to be used as a first or a follow-on PI.

    Preliminary data have also shown that Agenerase is less associated with high cholesterol and triglyceride levels, and less associated with syndromes of fat redistribution than have been reported for other protease inhibitors. Further study will be required to confirm these preliminary data and to understand more fully the clinical significance of Agenerase's resistance profile.

HEPATITIS C VIRUS (HCV) INFECTION

VX-497-- OVERVIEW

    VX-497 is a novel, orally administered IMPDH inhibitor that we designed. VX-497 has demonstrated potent biological activity and oral bioavailability in preclinical and early clinical studies. We are conducting a Phase II clinical trial of VX-497 for the treatment of hepatitis C virus (HCV) infection. We retain all commercial rights to VX-497 and any second generation compounds resulting from our IMPDH research and development program.

    In November 1999, we announced preliminary data from a Phase II clinical trial of VX-497, indicating that VX-497 was well tolerated and appears to reduce liver inflammation in patients with HCV infection. Preliminary Phase II data also indicate that the drug was well-tolerated and resulted in reduced levels of serum alanine aminotransferase, a marker of liver inflammation, in HCV patients treated for 28 days. We are now conducting a three-month extension study to further explore the safety and pharmacokinetics of VX-497 as a monotherapy in patients with HCV, treating a continuing group of patients who were unresponsive to prior treatment with interferon-alpha. In 2000, we plan to begin a Phase II study of VX-497 combined with interferon-alpha in treatment-naive patients. VX-497 is also in Phase II clinical trials for psoriasis.

BACKGROUND: HCV

    IMPDH is a cellular enzyme that regulates the production of nucleotides which are the building blocks of RNA and DNA. Viruses that invade the body depend on these nucleotides for replication, and depletion of nucleotides may cripple a virus's ability to replicate and infect new cells. IMPDH catalyzes a key step in nucleotide biosynthesis. Most cell types can use an alternative pathway if IMPDH is inhibited, but a few cell types, such as lymphocytes and virus-infected cells, are completely dependent on this enzyme. IMPDH inhibitors thus selectively block the proliferation of lymphocytes and the replication of certain viruses, and we believe that IMPDH inhibitors may be useful both in immunosuppression and as antiviral agents.

    Data from a Phase I trial in healthy volunteers, completed in early 1998, show that VX-497 is well-tolerated in single escalating doses and achieves blood levels well above those necessary to achieve potent inhibition of IMPDH IN VITRO. As an immunosuppressive, VX-497 may block the activity of certain lymphocyte populations that result in inflammation of the liver in HCV patients. VX-497 may also have a direct antiviral effect on HCV and other viruses.

CANCER

MDR PROGRAM--OVERVIEW

    We are developing novel compounds to treat and prevent the occurrence of drug resistance associated with the failure of cancer chemotherapy. We are developing Incel-TM- (also referred to as biricodar dicitrate or VX-710), a compound that blocks major multidrug resistance (MDR) mechanisms, including P-glycoprotein, or P-gp, and multidrug resistance associated protein, or MRP. Incel, an intravenous compound, is intended to be administered in combination with cancer chemotherapy agents, such as doxorubicin, paclitaxel, vincristine, etoposide and mitoxantrone. We are conducting Phase II clinical trials of Incel in five different types of cancer. In addition, we are conducting a Phase I/II clinical trial of the compound VX-853, an oral MDR inhibitor, in patients with solid tumors. We retain all commercial rights to Incel worldwide.

    Our development strategy is to evaluate Incel in a broad range of tumor types in combination with widely used anti-cancer agents. Multiple Phase II clinical studies have been undertaken in ovarian, breast, small cell lung and prostate cancers, and in soft tissue sarcoma. Exploratory studies have also been conducted in liver cancer. The objective of these trials is to assess Incel's safety and pharmacokinetics and identify the tumor type, drug and dosage regimens to be studied further in Phase III clinical trials. Incel is being evaluated in combination with doxorubicin and paclitaxel, two of the most widely used anti-cancer agents, as well as with mitoxantrone, prednisone and vincristine. Historical response rates of patients who have failed first-line chemotherapy (refractory patients) who attempt chemotherapy a second time are extremely low. Preliminary analysis of response rates using Incel in conjunction with chemotherapy suggests a potential benefit to combination therapy for refractory patients.

    There are currently five Phase II studies underway that we expect to complete in 2000, in ovarian cancer, breast cancer, soft tissue sarcoma, prostate cancer, and small cell lung cancer, the details of which are described in the following table:

                INCEL-TM- PHASE II CLINICAL DEVELOPMENT SUMMARY

                                             NUMBER OF
PATIENT POPULATION     REGIMEN               PATIENTS          STATUS          CLINICAL RESPONSE RATE
------------------     -------               --------          ------          ----------------------
Refractory ovarian     Incel/paclitaxel        25        Ongoing                12% (1 CR, 2 PR)
cancer

Refractory breast      Incel/paclitaxel        38        Final data analysis    17% (4 PR, 2 MR)
cancer

Refractory soft        Incel/doxorubicin       37        Final data analysis    10% (2 PR, 8 SD)
tissue sarcoma

Hormone refractory     Incel/mitoxantrone &    40        Final data analysis    27%
prostate cancer          prednisone

Small cell lung        Incel/doxorubicin/      N/A       Ongoing                N/A
cancer                   vincristine

------------------------

PR=partial response; MR=minor response; CR=complete response; SD=stable disease; N/A=not available

    A second compound, VX-853, has been optimized by Vertex for oral administration. IN VITRO results show that VX-853 potently blocks MDR mediated by both P-gp and MRP. We are conducting a Phase I/II clinical trial with VX-853 to assess the safety and pharmacokinetics of the compound in combination with doxorubicin.

BACKGROUND: MDR

    The American Cancer Society estimates that during 1999 more than
1.2 million people in the United States were diagnosed with invasive cancer and more than 560,000 people in the U.S. died from such cancers. A significant number of these patients failed to respond or relapsed following chemotherapy because of MDR.

    A major contributing factor to MDR is the presence of molecular pumps, including P-gp and MRP, that expel chemotherapeutic agents from cancer cells, preventing the sustained delivery of the potent levels of the chemotherapeutic agents required for therapeutic benefit. As a consequence, these resistant tumor cells cannot be killed efficiently by anticancer drugs such as doxorubicin, vincristine, etoposide and paclitaxel. P-gp has been associated with MDR in a variety of cancers including liver cancer, breast cancer, soft tissue sarcoma, prostate cancer, colon cancer, pancreatic cancer, acute myelogenous leukemia, multiple myeloma and certain lung cancers. MRP has been identified as another drug efflux pump and is also associated with resistance.

    No drug has been approved by the FDA specifically for the treatment of MDR, but several compounds are in advanced clinical studies. Certain agents, such as dex-verapamil and cyclosporin A, have been shown in preliminary human studies to have some promise for overcoming clinical resistance to certain commonly used chemotherapeutic agents. We believe that these drugs affect only a subset of the MDR pumps and may have side effects that could limit broad use. Second generation multidrug reversing agents, such as PSC 833 (valspodar), a cyclosporine derivative, are also currently being evaluated by other companies.

AUTOIMMUNE AND INFLAMMATORY DISEASES

AUTOIMMUNE DISEASE

VX-497--OVERVIEW

    We are conducting a Phase II clinical trial of our IMPDH inhibitor VX-497 in psoriasis patients, to make a preliminary assessment of its clinical efficacy. There are approximately 900,000 patients in the U.S. with moderate to severe psoriasis.

    We may expand clinical development of VX-497 into additional autoimmune, transplant and antiviral indications in the future. We are also continuing research and development activities to identify second generation IMPDH inhibitors.

INFLAMMATORY DISEASE

VX-740--OVERVIEW

    We are conducting research and development on inhibitors of interleukin-1 beta converting enzyme (ICE) for the treatment of acute and chronic inflammatory conditions, including rheumatoid arthritis. We are collaborating with Aventis S.A. in the development of the ICE inhibitor compound VX-740 (which Aventis calls HMR 3480). Aventis is conducting a Phase II clinical trial of VX-740 in patients with rheumatoid arthritis. Inhibitors of ICE may have application to a wide range of chronic and acute inflammatory diseases, such as rheumatoid arthritis, osteoarthritis, inflammatory bowel disease, atherosclerosis, sepsis, and pancreatitis. We are also independently conducting research into second generation ICE inhibitors.

    In September 1999, we announced an agreement under which Aventis holds an exclusive worldwide license to develop, manufacture and market VX-740 in any indication, as well as an exclusive option for all other compounds discovered under a previous research collaboration between Vertex and Hoechst Marion Roussel (HMR). HMR and Rhone-Poulenc Rorer merged to form Aventis in
December 1999. As part of the agreement, Aventis may pay us up to $62 million for the development of VX-740 in rheumatoid arthritis, the first targeted indication, and Aventis will pay for all development costs. Aventis is conducting a Phase II clinical trial of VX-740 in patients with rheumatoid arthritis which began in September 1999. The primary goal of the study is to evaluate the safety and pharmacokinetics of multiple doses of VX-740 in rheumatoid arthritis patients. We anticipate that a larger Phase II study of VX-740 will be initiated by Aventis in 2000. A Phase I clinical trial of the compound, completed by Aventis earlier in 1999, showed that the compound was well-tolerated in humans in a range of single doses. We are continuing research into second generation ICE inhibitors, as well as other caspase inhibitors.

BACKGROUND: ICE INHIBITORS FOR INFLAMMATORY DISEASE

    ICE is an enzyme that controls the release of active Interleukin-1 (IL-1) beta (one of two forms of Interleukin-1) from white blood cells into the bloodstream and within tissues. IL-1 beta is a cytokine that mediates a wide range of immune and inflammatory responses in many cell types. Early in the inflammatory process, IL-1 beta is released from white blood cells, initiating a complex cascade of events that results in inflammation and tissue damage. Elevation of IL-1 beta levels has been correlated to disease state in a number of acute and chronic inflammatory diseases.

    Rheumatoid arthritis is the lead indication of the VX-740 development program. In patients with rheumatoid arthritis, increased activity of IL-1 beta is seen in joint tissues during disease flare-ups, and IL-1 beta is known to activate osteoclasts, a cell type important in bone erosion characteristic of rheumatoid arthritis. In mice genetically modified to lack the ICE gene, systemic IL-1 beta levels are sharply reduced, and the mice are resistant to experimentally induced arthritis. In normal mice in which arthritis has been successfully induced, treatment with VX-740 significantly reduces severity of arthritis compared to control.

    There are more than six million patients with rheumatoid arthritis worldwide, including approximately 2.1 million in the United States. The main drugs used to treat rheumatoid arthritis are non-steroidal anti-inflammatory drugs (NSAIDs) such as Motrin (ibuprofen) and Celebrex (celecoxib). These drugs are palliative--they relieve pain and swelling but do not reverse or prevent the progression of the disease. Methotrexate is a disease-modifying drug that is widely used, but its use is limited by side effects that include bone marrow suppression and liver toxicity. Even when tolerated well, over the long term many patients become unresponsive to methotrexate. Newer therapies including Enbrel (etanercept) and Remicade (infliximab) provide a strong rationale for a new kind of disease modifying therapy that involves inhibition of the cytokine tumor necrosis factor (TNF) alpha. However, both Enbrel and Remicade are injectable, and therefore, we believe that an oral cytokine inhibitor such as VX-740 has significant dosing advantages.

    Vertex and Aventis scientists began collaborating in 1993 to discover and develop orally available inhibitors of ICE. Their design efforts were based on the three-dimensional atomic structure of ICE, which was solved by Vertex researchers in 1994. As the result of an extensive, jointly conducted synthesis and research program, HMV 3480/VX-740 was selected as a development candidate in 1996. HMR 3480/VX-740 is the first caspase inhibitor to be advanced to Phase II clinical trials.

VX-745--OVERVIEW

    We are collaborating with Kissei on the design, development and commercialization of inhibitors of p38 MAP kinase. During 1999, we started a Phase II clinical trial with VX-745 in patients with rheumatoid arthritis. VX-745 is a novel orally administered investigational drug targeting p38 MAP kinase. The p38 MAP kinase is a human enzyme involved with the onset and progression of inflammation and apoptosis, or programmed cell death. The enzyme plays a central role in regulating the cytokines TNF alpha and IL-1 beta. The objective of our research collaboration with Kissei is to identify and extensively evaluate compounds that target p38 MAP kinase to develop novel, orally active drugs for the treatment of inflammatory diseases, such as rheumatoid arthritis, asthma, and Crohn's disease, and neurological diseases such as stroke.

    During 1998, Vertex and Kissei selected VX-745 as a lead drug development candidate targeting p38 MAP kinase. We conducted a Phase I clinical trial of the compound in healthy volunteers in early 1999. Based on the results of that study, we began an exploratory Phase II trial in rheumatoid arthritis patients in Europe in October 1999. This trial is a 28-day study designed to test the tolerability and pharmacokinetics of VX-745 in ten patients with rheumatoid arthritis. The trial will also assess the pharmacodynamic activity of VX-745, and clinical disease activity markers will be monitored.

BACKGROUND: P38 INHIBITORS FOR INFLAMMATORY DISEASE

    The mitogen-activated protein (MAP) kinases are a family of structurally-related human enzymes involved in intracellular signaling pathways that enable cells to respond to their environment. When activated, the p38 MAP kinase triggers production of the cytokines IL-1, IL-6 and tumor necrosis factor TNF-alpha. Excess levels of IL-1 and TNF-alpha are associated with a broad range of acute and chronic inflammatory diseases. They also play an important role in programmed cell death associated with ischemia and stroke, and in neurodegenerative diseases such as Alzheimer's and Parkinson's Disease. We are aware of several other companies that are developing p38 MAP kinase inhibitors. In addition, there are other drugs, in development or approved, that have different mechanisms of action for treating rheumatoid arthritis and other inflammatory diseases.

NEUROLOGICAL DISEASES

TIMCODAR--OVERVIEW

    Timcodar dimesylate (also referred to as VX-853) is a novel, orally administered drug that may be useful in the treatment of neurological disorders such as peripheral neuropathies (including diabetic neuropathy), Parkinson's Disease, trauma, and amyotrophic lateral sclerosis, or ALS. In addition to timcodar, we are conducting research to discover and develop drugs through our Neurophilin Ligand Program. We have used an integrated drug design technique to synthesize a library of orally available small molecule compounds that have the potential to promote recovery of nerve function and nerve growth. We are engaged in a worldwide strategic partnership with Schering AG (Germany) for research, development and commercialization of neurophilin ligands for the treatment of a variety of neurological disorders. In 1999, we completed a Phase II clinical trial of timcodar in diabetic neuropathy patients. Schering AG has an option to co-develop timcodar with us under the collaboration agreement.

    During 1999, we announced that orally administered neurophilin compounds discovered at Vertex, including compounds that do not interact with FKBP-12, significantly improve outcome in two different preclinical models of Parkinson's Disease. We also reported for the first time that compounds that do not interact with FKBP-12 can improve outcomes in animal models of peripheral neuropathies. In 1999, we completed a Phase II clinical trial with timcodar demonstrating that the drug was well-tolerated and was orally bioavailable in the range of doses tested. A single-dose Phase I study of four different doses of timcodar in healthy volunteers was completed in 1998, providing support for Phase II clinical development in the indication of diabetic neuropathy. IN VITRO results have shown timcodar's ability to promote neurite outgrowth, and IN VIVO results have shown that timcodar can prevent neural dysfunction in a model of diabetic polyneuropathy.

BACKGROUND: NEUROLOGICAL DISEASES

    Neurodegenerative disorders are among the diseases with the fewest available effective treatments. Central nervous system disorders such as Alzheimer's Disease, Parkinson's Disease and multiple sclerosis affect millions of patients worldwide, and for some of these there are no approved therapies that alter the course of disease progression. Peripheral neuropathies encompass a wide spectrum of clinical syndromes for which treatments of only limited efficacy are available. Diabetic neuropathy is the most common identifiable cause of neuropathy. There are approximately 1.3 million patients with moderate to severe diabetic neuropathy in the United States.

    Effective treatment of both central and peripheral neurological disorders has long been hampered by the inability to slow, arrest, or reverse nerve damage or progression. Other companies are developing various neurotrophic factors (proteins) for these indications, but we believe that their clinical utility is likely to be limited because of the difficulty of the delivery of protein drugs. Based on our extensive research in the field of immunosuppressive drugs, we have been able to generate a large number of compounds, known as neurophilin ligands, that trigger nerve growth activity. Extensive IN VITRO and IN VIVO studies conducted with a reference compound designed by Vertex support the broad potential of our neurophilin ligands in the treatment of degenerative central nervous system and peripheral nervous system diseases. Our clinical neurophilin ligand candidate, timcodar, has demonstrated potent activity in accelerating recovery of nerve function following injury and reversing experimental nerve damage in preclinical studies. Our researchers are still seeking to determine the mechanism of action of neurophilin ligands.

BACKGROUND TO DRUG DISCOVERY

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

    - selection of compounds for screening;

    - identification of a lead molecule;

    - optimization of a lead molecule; and

    - preclinical development.

    Qualities that are critical to the successful development of an oral small molecule include sufficient potency, oral bioavailability, adequate pharmacokinetics, and safety. Failure to achieve any one of these parameters is a major reason for a molecule failing early in the development process.

OUR INTEGRATED APPROACH TO DRUG DISCOVERY

    We use a broad-based, proprietary approach to drug design that integrates multiple advanced technologies early in the drug design process, to increase the speed and certainty of drug development. We have consistently shown the ability of our approach to advance drug candidates directed at biologically complex targets. We believe that our track record compares favorably with industry standards. Our drug discovery platform integrates advanced biology, biophysics chemistry and information technologies in a coordinated and simultaneous fashion throughout the discovery process. We employ a variety of technologies to accelerate the drug discovery process and to provide a more certain outcome in clinical development, including:

    FUNCTIONAL GENOMICS. We use a number of functional genomics techniques, such as gene knock-out mice, to help guide target selection and test the potential of its compounds in disease models. We also use techniques such as site-directed mutagenesis to identify critical residues for drug interaction in the active site of a molecular target.

    BIOPHYSICS. A core strength of Vertex is the generation of atomic structural information on molecular targets using x-ray crystallography and nuclear magnetic resonance (NMR) spectroscopy to guide design of optimization of lead classes of drugs. Our scientists have also pioneered innovative NMR techniques, including a proprietary technology called NMR SHAPES which can screen molecular subunits for weak affinity to a molecular target. This initial screening can quickly identify lead classes of molecules for further evaluation.

    COMPUTER-BASED MODELING. We apply advanced, proprietary computational modeling tools to guide early evaluation of compounds. During initial virtual compound screening ("IN SILICO"), we can evaluate 10(14) compounds in one day to select 100 or 1,000 compounds for synthesis and traditional screening, and repeat the cycle on subsequent days based on initial results. By using proprietary algorithms to sort and filter compounds for specific properties, our scientists can efficiently focus on compounds that are more likely to be useful leads.

    MEDICINAL AND COMBINATORIAL CHEMISTRY. Medicinal chemistry expertise is a key part of our drug discovery process. Medicinal chemists visually evaluate each compound which emerges through IN SILICO screening process and provide insight into the creation of focused libraries for screening. We use combinatorial chemistry to design diverse libraries based on promising early leads.

    PHARMACOLOGY. We employ a number of approaches designed to provide predictive information on the bioavailability and pharmacokinetic profile of potential compounds at the earliest stages of the drug discovery process. These approaches, which include IN VITRO metabolism and toxicological studies and IN

VIVO assessment of leads in predictive animal models, provide greater certainty that a compound will have properties desired of an oral drug.

RESEARCH PROGRAMS

SINGLE TARGET PROGRAMS
  HEPATITIS C VIRUS PROGRAMS

    We are conducting two discovery research programs to develop compounds to treat hepatitis C. Identified in 1989, the hepatitis C virus (HCV) causes chronic inflammation in the liver. In a majority of patients, HCV establishes a chronic infection that can persist for decades and eventually lead to cirrhosis, liver failure and liver cancer. HCV infection represents a significant medical problem worldwide for which there is inadequate or no therapy for a majority of patients. Sources at the CDC have estimated that approximately 2.7 million Americans, or more than 1% of the population, are chronically infected with HCV, and the WHO estimates that there are more than 170 million chronic carriers of the virus worldwide. Currently, there is no vaccine available to prevent hepatitis C infection. The only drugs approved for the treatment of hepatitis C are interferon alpha and ribavirin. Combination therapy with interferon alpha and ribavirin is the most successful treatment currently available, but over 50% of patients still failed to show long-term sustained response to that combination, and safe and effective treatments for HCV infection are needed.

    HEPATITIS C PROTEASE

    The hepatitis C NS3-4A serine protease is a virally encoded enzyme generally believed to be essential for replication of HCV. Under an agreement signed during 1997, we are collaborating with Eli Lilly and Company on the research, development and commercialization of novel, orally active HCV protease inhibitors for the treatment of hepatitis C infection. This research derives heavily from detailed structural information about the protease, discovered and developed by our researchers.

    HEPATITIS C HELICASE

    We are also conducting discovery research to design orally deliverable drugs to inhibit the hepatitis C virus helicase. The NS3 helicase enzyme is believed to play an essential role in the infectious cycle of the hepatitis C virus by aligning viral DNA in its proper configuration for replication. Therefore, the HCV helicase represents an attractive target for drug discovery.

    Researchers from Vertex solved the three-dimensional atomic structure of the hepatitis C virus NS3 helicase. We are using this structural information to identify and optimize inhibitors of the enzyme, employing structure-based techniques, including cluster-based screening, and computational, combinatorial, and medicinal chemistry, to design novel small molecule inhibitors of the HCV helicase for clinical development as new antiviral drugs to treat HCV infection.

DISCOVERY OPPORTUNITY: CHEMOGENOMICS

    Genomics and related biological approaches are producing a wealth of information on new molecular targets. New drugs, however, have not emerged at the same rate as new targets, since the technological and organizational advances in potential target identification have proceeded much faster industrywide compared to advances in drug discovery. The number of new targets now emerging is outpacing the capability of pharmaceutical research and development groups to discover efficiently drugs based on those targets. We believe that those companies that can best utilize genomic information will be the ultimate beneficiaries of the genomics revolution. Vertex is uniquely positioned to translate genomics information into targeted drug candidates.

    Our approach to drug discovery to date has focused on discrete and unrelated molecular targets, such as HIV protease, IMPDH, and ICE. We are now engaged in a discovery approach designed to generate drugs directed at structurally related molecular targets in protein families. This approach applies our integrated strategy across a range of molecular targets to pursue rapid and simultaneous generation of lead compounds.

    We believe that our skills in designing drugs based on the atomic structure of a molecular target's active site will allow us to:

    - efficiently design multiple chemical scaffolds that bind to many different related proteins and

    - rapidly identify appropriate chemical side chains for these scaffolds that will provide specificity for a particular target of interest within a group of related proteins.

    This strategy has already enabled us to describe large numbers of lead classes of novel chemical compounds directed at the caspase and kinase protein families, and to describe the interactions of these compounds with a variety of molecular targets in these families.

    We use the term CHEMOGENOMICS to describe this discovery approach. Chemogenomics is the discovery and description of all possible drug compounds directed at all possible drug targets. We believe that we will be able to use our integrated technological approach to describe many, and in some cases, all of the possible novel chemical classes of compounds and their interactions with specific molecular targets in protein families of our choosing. We will seek intellectual property protection for compound classes not previously described for a given target. We believe that the chemogenomics approach will accelerate drug discovery directed at important novel targets as well as provide the company with broad and enabling intellectual property. We also believe that our chemogenomics strategy will create opportunities for broad corporate partnerships directed at the discovery of new drugs.

    To further accelerate this strategy, on February 28, 2000, we entered into an agreement with Incyte Pharmaceuticals to gain access to its Lifeseq Gold database, a comprehensive portfolio of genomic information. We anticipate integrating such information, as well as information from both public and private databases, to further our chemogenomics approach.

MULTI-TARGET RESEARCH PROGRAMS

CASPASE INHIBITORS PROGRAM

    We are designing novel small molecule inhibitors of selected caspase enzyme targets to treat a variety of diseases in which apoptosis, or programmed cell death, plays a role. Our scientists are leveraging the expertise gained through our successful design and optimization of inhibitors of ICE (caspase-1). In November 1999, we began collaborating with Taisho Pharmaceutical Co., Ltd. to discover, develop, and commercialize caspase inhibitors in Japan and certain Far East markets. We retain exclusive rights to the caspase program in the United States, Europe and the rest of the world.

    All cells have the ability to self-destruct via a tightly-regulated pathway known as apoptosis in response to certain signals. Apoptosis is an essential component of numerous biological processes, including tissue remodeling and immune system regulation. When not properly regulated, apoptosis can have damaging effects and contribute to a variety of diseases. Caspases are a family of 11 structurally related human enzymes which play specific roles in apoptosis and inflammation. Our discovery effort is focused on the design of small molecules for inhibiting caspase-mediated apoptotic processes, thereby exerting a protective effect on cells in specific tissues. Potential indications include tissue damage related to acute conditions such as stroke and myocardial ischemia, and neurodegenerative disorders such as Alzheimer's Disease and Parkinson's Disease.

    In our caspase inhibitors program, we are implementing our strategy for exploiting emerging genomic information by targeting large families of structurally-related proteins for drug discovery. Different caspases share similar structural features, and by using parallel structural approaches combined with new medicinal and computational chemistry tools, our scientists have been able to make rapid progress in the design and synthesis of multiple lead classes of compounds. Our scientists have solved the three-dimensional atomic structures of four caspases, including one caspase from each of the three caspase subfamilies, and more than 50 enzyme/inhibitor complexes. Through gene knockout studies, our scientists have been able to gain important insight into the biological role of different caspases in the activation of apoptosis in specific cells and tissues. We intend to use this information to design novel small molecule caspase inhibitors for development and commercialization in several indications in collaboration with Taisho.

MAP KINASE INHIBITORS PROGRAM

    We have undertaken a broad-based drug discovery effort targeting MAP kinase intracellular signaling pathways. Human mitogen-activated protein (MAP) kinases form a group of structurally-related enzymes that include extracellular-signal regulated kinase (ERK), p38 MAP kinase, and Jun N-terminal kinase (JNK). In response to specific biological and chemical signals, MAP kinases become activated by specific upstream kinases, called MAP kinase kinases (MKK). The activated MAP kinases in turn activate other downstream kinases, transcription factors, and translation factors, resulting in cellular responses including apoptosis, cell proliferation and cytokine release.

    We are currently focused on discovery and development of inhibitors of MAP kinases, including JNK and ERK, as well as other related kinases. As a neuronal-specific isoform of JNK, JNK3 is a member of the MAP kinase family and is implicated as a key mediator of signal transduction pathways central to the pathogenesis of certain neurological diseases involving apoptosis-driven neurodegeneration. Recent findings suggest that JNK3 plays an important role in central nervous system disorders such as epilepsy, stroke and Alzheimer's Disease. Our scientists are leveraging the expertise gained through our p38 MAP kinase program. We have identified several novel classes of JNK3 MAP kinase inhibitors and are currently using advanced drug discovery technology to move lead compounds toward clinical candidate status.

    We are also engaged in the discovery of inhibitors of the enzyme ERK2, which plays a role in the activation of enzymes and other factors involved in cell division. We believe that ERK2 inhibitors may have a role in the treatment of cancer. We are also applying our discovery expertise in the MAP kinase area to the discovery of inhibitors targeting a wide variety of structurally related kinases.

CORPORATE COLLABORATIONS

    We have entered into corporate collaborations with pharmaceutical companies that provide financial and other resources, including capabilities in research, development, manufacturing, and sales and marketing, to support our research and development programs. At present, we have the following major corporate collaborations.

GLAXO WELLCOME PLC.

    In December 1993, we entered into a collaboration with Glaxo Wellcome covering the development and commercialization of Agenerase (amprenavir) and its prodrug, VX-175 (also referred to as GW433908). Glaxo Wellcome has exclusive rights to develop and commercialize our HIV protease inhibitors in all parts of the world except the Far East and pays us a royalty on sales. We have retained certain bulk drug manufacturing rights and certain co-promotion rights in the territories licensed to Glaxo Wellcome. Under the collaborative agreement, Glaxo Wellcome agreed to pay us up to $42 million, comprised of a $15 million license payment paid in December 1993, $14 million of product research funding over five years and $13 million of development and commercialization milestone payments for an initial drug candidate. Glaxo Wellcome is also obligated to pay us additional development and commercialization milestone payments for subsequent drug candidates, including VX-175. From the inception of the agreement in December 1993 through December 31, 1999, we recognized $40 million as revenue. We have received the full amount of research funding specified under the agreement. In addition, Glaxo Wellcome is required to bear the costs of development in its territory under the collaboration. During 1999, we received a $5 million milestone payment from Glaxo Wellcome for Agenerase marketing approval in the United States.

    Glaxo Wellcome has the right to terminate its agreement with us without cause upon twelve months' notice. Termination by Glaxo Wellcome of the agreement will relieve Glaxo Wellcome of its obligation to make further commercialization and development milestone and royalty payments, and will end any license granted to Glaxo Wellcome by us.

    We and Glaxo Wellcome have a non-exclusive, worldwide license under certain Searle patent applications claiming HIV protease inhibitors to permit Vertex and Glaxo Wellcome to develop, manufacture and market Agenerase free of the risk of intellectual property claims by Searle. The terms of the license require us to pay Searle a royalty on net sales.

KISSEI PHARMACEUTICAL CO., LTD.

    HIV PROTEASE INHIBITORS. In April 1993, we entered into a collaboration with Kissei covering the development of amprenavir, our HIV protease inhibitor. Kissei has exclusive rights to develop and commercialize amprenavir in Japan and will pay us a royalty on sales. Kissei also has an exclusive option to develop and commercialize the amprenavir prodrug VX-175 in Japan. We are responsible for the manufacture of bulk product for Kissei. Under the collaborative agreement, Kissei agreed to pay to us up to $20 million, comprised of $9.8 million of product research funding over three years, $7 million of development and commercialization milestone payments and a $3.2 million equity investment. From the inception of the agreement in April 1993 through December 31, 1999, $15.6 million has been recognized as revenue. In addition, $4 million has been recognized related to reimbursements of certain development costs. We have received the full amount of research funding specified under the agreement.

    P38 MAP KINASE. In September 1997, we entered into a collaboration with Kissei to identify and develop compounds that target p38 MAP kinase, including VX-745. We will collaborate with Kissei in the development and commercialization of novel, orally active p38 MAP kinase inhibitors as drugs for the treatment of inflammatory and neurological diseases. Kissei will have the right to develop and commercialize these compounds in its licensed territories. Kissei has exclusive rights to p38 MAP kinase compounds in Japan and certain Southeast Asian countries and semi-exclusive rights in China, Taiwan and South Korea. We retain exclusive marketing rights in the United States, Canada, Europe, and the rest of the world. In addition, we will have the right to supply bulk drug material to Kissei for sale in its territory, and will receive royalties and drug supply payments on any product sales. Under the terms of the agreement, Kissei agreed to pay us up to $22 million, comprised of a $4 million license payment paid in September 1997, $11 million of product research funding over three years and $7 million of development and commercialization milestone payments. Additionally, Kissei agreed to pay certain costs. From the inception of the agreement in September 1997 through December 31, 1999, $15 million has been recognized as revenue. Kissei has the right to terminate the agreement without cause upon six months' notice.

BIOCHEM PHARMA INC.

    In May 1996, we entered into a collaboration with BioChem for the development and commercialization in Canada of Incel, our cancer multidrug resistance inhibitor. From the inception of the agreement in May 1996 through December 31, 1998, we recognized $0.8 million as revenue. BioChem also paid certain costs of development of Incel in Canada. We have received the full amount of research funding specified under the agreement, and BioChem has no further license rights with respect to Incel.

AVENTIS S.A.

    In September 1, 1999, we entered into an expanded agreement with HMR covering the development of HMR 3480/VX-740. HMR and Rhone-Poulenc Rorer merged to form Aventis in December 1999. Aventis has an exclusive worldwide license to develop, manufacture and market VX-740, as well as an exclusive option for all other compounds discovered as part of the research collaboration between Vertex and HMR that ended in 1997. Aventis will fund the development of VX-740. We may co-promote the product in the United States and Europe and will receive royalties on global sales, if any. Under the agreement, Aventis agreed to pay us $20 million for prior research costs, and $62 million in milestone payments for successful development by Aventis of VX-740 in rheumatoid arthritis, the first targeted indication, as well as similar milestone payments for each additional indication. Aventis has the right to terminate this agreement without cause upon six months' written notice.

ELI LILLY & COMPANY

    In June 1997, we entered into a collaboration with Lilly covering the development of novel small molecule compounds to treat hepatitis C infection. Vertex and Lilly will jointly manage the research, development, manufacturing and marketing of drug candidates emerging from the collaboration. We will have primary responsibility for drug design, process development and pre-commercial drug substance manufacturing, and Lilly will have primary responsibility for formulation, preclinical and clinical development and global marketing. We have the option to supply 100% of Lilly's commercial drug substance supply needs. We will receive royalties on future product sales, if any. If we exercise our commercial supply option, we will receive drug supply payments in addition to royalties on future product sales, if any. Under the terms of the agreement, Lilly will pay us up to $51 million, comprised of a $3 million payment paid in June 1997, $33 million of product research funding over six years and $15 million of development and commercialization milestone payments. From the inception of the agreement in June 1997 through December 31, 1999, $16.2 million has been recognized as revenue. Lilly has the right to terminate the agreement without cause upon six months' notice.

SCHERING AG (GERMANY)

    In August 1998, we entered into a collaboration with Schering AG covering the research, development and commercialization of novel, orally active neurophilin ligand compounds to promote nerve regeneration for the treatment of a number of neurological diseases. Vertex and Schering AG will have an equal role in management of neurophilin ligand research and product development. In North America, we will have manufacturing rights, and we will share equally with Schering AG in the marketing expenses and profits from commercialized compounds. In addition to having manufacturing rights in North America, we retain the option to manufacture bulk drug substance for sales and marketing in territories outside Europe, the Middle East and Africa. Schering AG will have the right to manufacture and market any commercialized compounds in Europe, the Middle East and Africa, and pay us a royalty on product sales. Under the terms of the agreement, Schering AG will pay us up to $88 million, comprised of $6 million paid upon signing in September 1998, $22 million of product research funding over five years and $60 million of development and commercialization milestone payments. From the inception of the agreement in August 1998 through December 31, 1999, $14 million has been recognized as revenue. After
December 2000, Schering AG has the right to terminate without cause upon six months' written notice.

TAISHO PHARMACEUTICAL CO., LTD.

    In November 1999, we entered into a collaboration with Taisho covering the discovery, development, and commercialization of caspase inhibitors for the treatment of cerebrovascular, cardiovascular and neurodegenerative diseases. Taisho will have an option to obtain marketing rights in Japan and certain Far East markets for any compounds arising from the collaboration. Under the agreement, Taisho agreed to pay us up to $43 million comprised of research funding, milestone payments, including $4.5 million for prior research costs. These amounts are based on the development of two compounds. We will also receive royalties on future product sales, if any. In addition, Taisho will also pay for certain costs of developing compounds that emerge from the caspase research program. From inception of the agreement in November 1999 through December 31, 1999, $3.9 million has been recognized as revenue.

INTELLECTUAL PROPERTY

    We vigorously pursue patents to protect our intellectual property. As of February 25, 2000, we have 69 issued U.S. patents and have 108 pending U.S. patent applications covering proprietary technologies and intellectual property within our discovery and development programs, as well as foreign counterparts in many other countries.

    We actively seek, when appropriate, protection for our products and proprietary information by means of United States and foreign patents, trademarks and contractual arrangements. In addition, we rely upon trade secrets and contractual arrangements to protect certain of our proprietary information and products. In addition to patents and pending patent applications that relate to potential drug targets, compounds we are developing to modulate those targets, and methods of using such compounds, we have several pending patent applications directed to proprietary elements of our drug discovery platform. These include patent applications on our SHAPES approach to NMR-based screening and on the use of a protein or a mutant of that protein to design inhibitors of other related proteins. We have also filed patent applications related to the three-dimensional atomic structures of targets of interest, the use of those structures to design drugs, classes of compounds that bind to a target of interest, and the interactions required between a compound and a target of interest.

    Much of our technology and many of our processes depend upon the knowledge, experience and skills of key scientific and technical personnel. To protect our rights to our proprietary know-how and technology, we require all employees, consultants, advisors and collaborators to enter into confidentiality agreements that prohibit the disclosure of confidential information to anyone outside Vertex. These agreements require disclosure and assignment to Vertex of ideas, developments, discoveries and inventions made by employees, consultants, advisors and collaborators.

PATENTS AND PENDING APPLICATIONS

    We have issued patents and pending applications in the United States, and in foreign countries we deem appropriate, covering intellectual property developed as part of each of our most advanced research, development and commercialized programs. These include:

    - issued United States patents that cover classes of chemical compounds, pharmaceutical formulations and/or uses of the same for treating HIV infection and AIDS. The patents include specific coverage for amprenavir, pharmaceutical formulations containing amprenavir and methods of using of amprenavir to treat HIV infection or AIDS-related central nervous system disorders. Another issued United States patent covers processes for preparing synthetic intermediates useful in the synthesis of a class of compounds that includes amprenavir. We have a non-exclusive, worldwide license under certain Searle patent applications claiming HIV protease inhibitors. We also have applications pending in the United States and other countries claiming VX-175 and related compounds.

    - an issued United States patent which covers a class of chemical compounds, pharmaceutical compositions containing such compounds, and methods of using those compounds to treat or prevent IMPDH-mediated diseases. The class of compounds covered by this patent includes VX-497.

    - issued United States patents claiming Incel and structurally related compounds, VX-853 and structurally related compounds, and other compounds for treating multidrug resistance, as part of our MDR research and development program.

    - issued United States patents covering the active metabolite of VX-740, several different classes of compounds useful as inhibitors of ICE, pharmaceutical compositions containing those compounds and methods of using those compounds to treat ICE-related diseases. We have also received a Notice of Allowance in an application claiming VX-740. These patents and applications also include a series of patents and applications purchased from Sanofi S.A., in July 1997. We also have a United States patent obtained from Sanofi S.A. that covers DNA sequences encoding ICE.

    - an issued patent that covers a class of chemical compounds that includes VX-745, as well as applications claiming VX-745 specifically, compositions comprising those compounds and the use of those compounds to treat p38-related disorders, as part of our p38 MAP kinase research and development program.

    - issued United States patents covering various classes of chemical compounds and their use to treat a wide variety of neurological disorders. One of these patents specifically covers the use of timcodar to treat neurological disorders, as part of our neurophilin research and development program.

    - an issued United States patent covering an assay useful to evaluate potential inhibitors of hepatitis C protease. Other applications cover hepatitis C protease and hepatitis C helicase inhibitors and the X-ray crystal structures of hepatitis C protease and hepatitis C helicase, including the use of those structures to develop hepatitis C protease inhibitors and hepatitis C helicase inhibitors, respectively.

    - filed applications claiming classes of caspase inhibitors and a caspase target discovered under our caspase inhibitors program.

    - filed applications claiming inhibitors of JNK and ERK, in addition to p38 MAP kinase, as part of our kinase research programs.

    We do not know whether any patents will issue from any of our patent applications or, even if patents issue or have issued, that the issued claims will provide us with any significant protection against competitive products or otherwise be valuable commercially. Legal standards relating to the validity of patents and the proper scope of their claims in the biopharmaceutical field are uncertain. We also cannot be sure that we will be able to avoid infringing, and thus having to negotiate a license under, any patents issued to others, or that a license to such patents would be available on commercially acceptable terms, if at all. (See "Risk Factors--Our patents may not protect our products, and our products may infringe third-party patents".)

MANUFACTURING

    We rely on third party manufacturers and collaborative partners to produce our compounds for preclinical and clinical purposes and may do so for commercial production of any compounds that are approved for marketing. Commercial manufacturing of Agenerase is being done by Glaxo Wellcome. We retain the option to manufacture a portion of Glaxo Wellcome's requirements for bulk drug substance for Agenerase and its prodrug. If we were to exercise that option, we would rely upon one or more contract manufacturers to manufacture the bulk drug substance on our behalf.

    We have established a quality assurance program, including a set of standard operating procedures, intended to ensure that third party manufacturers under contract produce our compounds in accordance with the FDA's current Good Manufacturing Practices, or cGMP, and other applicable regulations.

    We believe that all of our existing compounds can be produced using established manufacturing methods, primarily through standard techniques of pharmaceutical synthesis. We believe that we will be able to continue to negotiate third party manufacturing arrangements on commercially reasonable terms and that it will not be necessary for us to develop internal manufacturing capability in order to successfully commercialize our products. Our objective is to maintain flexibility in deciding whether to develop internal manufacturing capabilities for certain of its potential products. However, in the event that we are unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, we may not be able to commercialize our products as planned. We have limited experience in manufacturing pharmaceutical or other products or in conducting manufacturing testing programs required to obtain FDA and other regulatory approvals, and there can be no assurance that we will further develop such capabilities successfully.

    Since most of our potential products are at an early stage of development, we will need to improve or modify our existing manufacturing processes and capabilities to produce commercial quantities of any drug product economically. We cannot quantify the time or expense that may ultimately be required to improve or modify our existing process technologies, but it is possible that such time or expense could be substantial.

    The production of our compounds is based in part on technology that we believe to be proprietary. We may license this technology to contract manufacturers to enable them to manufacture compounds for us. In addition, a contract manufacturer may develop process technology related to the manufacture of our compounds that the manufacturer owns either independently or jointly with us. This would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have our products manufactured.

COMPETITION

    We are engaged in biopharmaceutical fields characterized by extensive research efforts, rapid technological progress and intense competition. There are many public and private companies, including pharmaceutical companies, chemical companies and biotechnology companies, engaged in developing products for the same human therapeutic applications as those that we are targeting. In order for us to compete successfully, we must demonstrate improved safety, efficacy, ease of manufacturing and market acceptance of our products over those of our competitors who have received regulatory approval and are currently marketing their drugs. In the field of HIV protease inhibition, Merck &
Co., Inc., Abbott Laboratories, Inc., Hoffmann-La Roche, and Warner Lambert have other HIV protease inhibitor drugs on the market. Many of our competitors have substantially greater financial, technical and human resources than ours and more experience in the development of new drugs.

GOVERNMENT REGULATION

    Our development, manufacture and potential sale of therapeutics are subject to extensive regulation by United States and foreign governmental authorities. In particular, pharmaceutical products are subject to rigorous preclinical and clinical testing and to other approval requirements by the FDA in the United States under the Food, Drug and Cosmetic Act and by comparable agencies in most foreign countries.

    As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animals to identify potential safety problems. For certain diseases, animal models exist that are believed to be predictive of human efficacy. For such diseases, a drug candidate is tested in an animal model. The results of the studies are submitted to the FDA as a part of the Investigational New Drug application (IND) which is filed to comply with FDA regulations prior to commencement of human clinical testing in the U.S. For diseases for which no appropriately predictive animal model exists, no such results can be filed. For several of our drug candidates, no appropriately predictive model exists. As a result, no IN VIVO evidence of efficacy would be available until such compounds progress to human clinical trials.

    Clinical trials are typically conducted in three sequential phases, although the phases may overlap. In Phase I, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound will be tested for safety, dosage tolerance, absorption, bioavailability, biodistribution, metabolism, excretion, clinical pharmacology and, if possible, for early information on effectiveness. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy and duration of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at geographically dispersed study sites, to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for physician labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be evaluated by an independent Institutional Review Board at the institution at which the study will be conducted. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

    The Orphan Drug Act provides incentives to drug manufacturers to develop and manufacture drugs for the treatment of diseases or conditions that affect fewer than 200,000 individuals in the United States. Orphan drug status can also be sought for diseases or conditions that affect more than 200,000 individuals in the United States if the sponsor does not realistically anticipate its product becoming profitable from sales in the United States. Under the Orphan Drug Act, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of drugs from being approved for the same use. We may apply for orphan drug status for certain indications of MDR in cancer.

    Under the Drug Price Competition and Patent Term Restoration Act of 1984, a sponsor may be granted marketing exclusivity for a period of time following FDA approval of certain drug applications if FDA approval is received before the expiration of the patent's original term. This marketing exclusivity would prevent a third party from obtaining FDA approval for a similar or identical drug through an Abbreviated New Drug Application, which is the application form typically used by manufacturers seeking approval of a generic drug. The statute also allows a patent owner to extend the term of the patent for a period equal to one-half the period of time elapsed between the filing of an IND and the filing of the corresponding NDA plus the period of time between the filing of the NDA and FDA approval. We intend to seek the benefits of this statute, but there can be no assurance that we will be able to obtain any such benefits.

    Whether or not FDA approval has been obtained, approval of a drug product by regulatory authorities in foreign countries must be obtained prior to the commencement of commercial sales of the product in such countries. Historically, the requirements governing the conduct of clinical trials and product approvals, and the time required for approval, have varied widely from country to country.

    In addition to the statutes and regulations described above, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future federal, state and local regulations.

EMPLOYEES

    As of December 31, 1999, we had 353 full-time employees, including 240 in research and development, 53 in support services and 60 in general and administrative functions. 31 of these employees were located at our U.K. research and development facility. Our scientific staff members (132 of whom hold Ph.D. and/or M.D. degrees) have diversified experience and expertise in molecular and cell biology, biochemistry, animal pharmacology, synthetic organic chemistry, protein x-ray crystallography, protein nuclear magnetic resonance spectroscopy, computational chemistry, biophysical chemistry, medicinal chemistry, clinical pharmacology and clinical medicine. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

EXECUTIVE OFFICERS AND DIRECTORS

    The names, ages and positions held by our executive officers and directors are as follows:

                   NAME                       AGE      POSITION
                   ----                     --------   --------
Joshua S. Boger, Ph.D.....................     48      Chairman, President and Chief Executive
                                                       Officer
Richard H. Aldrich........................     45      Senior Vice President and Chief Business
                                                       Officer
Vicki L. Sato, Ph.D.......................     51      Senior Vice President of Research and
                                                       Development and Chief Scientific Officer;
                                                       Chair of the Scientific Advisory Board
John J. Alam, M.D.........................     38      Vice President of Clinical Development
Iain P. M. Buchanan.......................     46      Vice President of European Operations;
                                                       Managing Director of Vertex
                                                       Pharmaceuticals (Europe) Limited
Thomas G. Auchincloss, Jr.................     38      Vice President of Finance and Treasurer
Barry M. Bloom............................     70      Director
Roger W. Brimblecombe, Ph.D., D.Sc........     69      Director
Donald R. Conklin.........................     62      Director
Charles A. Sanders, M.D...................     67      Director
Elaine S. Ullian..........................     51      Director
Bruce I. Sachs............................     40      Director

    All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

    Dr. Boger is a founder of Vertex and was our President and Chief Scientific Officer from our inception in 1989 until May 1992, when he became President and Chief Executive Officer. In 1997, Dr. Boger became Chairman, President and Chief Executive Officer. Dr. Boger has been a director since Vertex's inception. Prior to founding Vertex in 1989, Dr. Boger held the position of Senior Director of Basic Chemistry at Merck Sharp & Dohme Research Laboratories in Rahway, New Jersey, where he headed both the Department of Medicinal Chemistry of Immunology & Inflammation and the Department of Biophysical Chemistry.
Dr. Boger is also a Director of Millennium Pharmaceuticals, Inc. Dr. Boger holds a B.A. in chemistry and philosophy from Wesleyan University and M.S. and Ph.D. degrees in chemistry from Harvard University.

    Mr. Aldrich served as Vice President of Business Development of Vertex from June 1989 to May 1992, when he became Vice President and Chief Business Officer. In December 1993, Mr. Aldrich was promoted to Senior Vice President and Chief Business Officer. He joined Vertex from Integrated Genetics, where he headed that company's business development group. Previously, he served as Program Executive at Biogen, Inc., where he coordinated worldwide commercial development of several biopharmaceuticals, and as Licensing Manager at Biogen S.A. in Geneva, Switzerland, where he managed European and Far Eastern licensing.
Mr. Aldrich previously worked at the Boston Consulting Group, an international management consulting firm. Mr. Aldrich received a B.S. degree from Boston College and an M.B.A. from the Amos Tuck School of Business, Dartmouth College.

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

    Dr. Alam has served as Vice President of Clinical Development since joining Vertex in October 1997. Dr. Alam came to Vertex from Biogen, Inc., where he held a variety of positions from 1991-1997, including Director of Medical Research and Program Executive for Avonex (beta interferon). Prior to joining Biogen,
Dr. Alam was a Research Fellow at the Dana Farber Cancer Institute and had completed an internal medicine residency at Brigham and Women's Hospital in Boston. Dr. Alam holds an M.D. from Northwestern University Medical School and a B.S. in Chemical Engineering from the Massachusetts Institute of Technology.

    Mr. Buchanan joined Vertex in April 1994 from Cilag AG, a subsidiary of Johnson & Johnson based in Zug, Switzerland, where he served as its Regional Licensing Director since 1987. He previously held the position of Marketing Director of Biogen, Inc. in Switzerland. Prior to Biogen, Mr. Buchanan served in Product Management at Merck Sharp & Dohme (UK) Limited. Mr. Buchanan holds a B.Sc. from the University of St. Andrews, Scotland.

    Mr. Auchincloss joined Vertex in October 1994 after serving as an investment banker at Bear, Stearns & Co. Inc. since 1988, most recently as Associate Director of the Corporate Finance Department. Prior to Bear Stearns,
Mr. Auchincloss was a financial analyst for PaineWebber, Inc. Mr. Auchincloss holds a B.S. from Babson College and an M.B.A. from The Wharton School, University of Pennsylvania.

    Dr. Bloom has served as our director since 1994. He was formerly with Pfizer Inc. as Executive Vice President of Research and Development from 1992 to 1993, and as Vice President from 1990 to 1992, and a director since 1973. He also serves as a director of Catalytica Pharmaceuticals, Cubist Pharmaceuticals Inc., Incyte Genomics Inc., Neurogen Corporation and MICROBIA, Inc.

    Dr. Brimblecombe has served as our director since 1993. He has served as Chairman of Vanguard Medica Ltd. since 1991 and of Core Group plc since 1997. He also served as Non-Executive Chairman of Oxford Asymmetry International plc since 1997. From 1979 to 1990, he held various Vice Presidential posts in SmithKline & French Laboratories research and development organization. He also serves as a director of Ontogeny, Inc. and several other companies located in the United Kingdom.

    Mr. Conklin has served as our director since 1994. He served as Vice President of Schering Plough from 1986 to 1996 and subsequently retired at the end of 1996. He also serves as a director of AlfaCell Inc. and BioTransplant Inc.

    Dr. Sanders has served as our director since 1996. He retired in 1994 as Chief Executive Officer and in 1995 as Chairman of Glaxo Inc. From 1990 to 1995, he served as a member of the board of Glaxo plc. From 1981 to 1989, Dr. Sanders held a number of positions at the Squibb Corporation, including that of Vice Chairman. Has served on the boards of Merrill Lynch, Reynolds Metals and Morton International Inc. He is currently a director of Biopure Corporation, Genentech, Inc., Kendle International Inc., Magainin Pharmaceuticals Inc., Pharmacopeia Inc., Scios, Inc., Staffmark Inc., Trimeris Inc.

    Ms. Ullian has served as our director since 1997. Since 1996, she has served as President and Chief Executive Officer of Boston Medical Center. From 1994 to 1996, she served as President and Chief Executive Officer of Boston University Medical Center Hospital. From 1987 to 1994, Ms. Ullian served President and Chief Executive Officer of Faulkner Hospital. She also serves as a director of Hologics Inc.

    Mr. Sachs has served as our director since 1998. He currently serves as a General Partner at Charles River Ventures. From 1998 to 1999, he served as Executive Vice President and General Manager of Ascend Communications, Inc. From 1997 until 1998, Mr. Sachs served as President and CEO of Stratus Computer, Inc. From 1995 to 1997, he served as Executive Vice President and General Manager of the Internet Telecom Business Group at Bay Networks, Inc. From 1993 to 1995, he served as Chief Executive Officer at Xylogics, Inc. Mr. Sachs also serves as a director of Media 100 Inc.

SCIENTIFIC ADVISORY BOARD

    Vertex's Scientific Advisory Board consists of individuals with demonstrated expertise in various fields who advise us concerning long-term scientific planning, research and development. The Scientific Advisory

Board also evaluates our research programs, recommends personnel to us and advises us on technological matters. The members of the Scientific Advisory Board, which is chaired by Dr. Vicki L. Sato, are:

Vicki L. Sato, Ph.D...........  Senior Vice President of Research and Development and Chief
                                Scientific Officer, Vertex Pharmaceuticals Incorporated.

Steven J. Burakoff, M.D.......  Chair, Department of Pediatric Oncology, Dana-Farber Cancer
                                Institute; Margaret M. Dyson Professor of Pediatrics,
                                Harvard Medical School.

Eugene H. Cordes, Ph.D........  Professor of Pharmacy and Chemistry, University of Michigan
                                at Ann Arbor.

Jerome E. Groopman, M.D.......  Chief, Division of Experimental Medicine, Beth Israel
                                Deaconess Medical Center; Recanati Chair of Medicine and
                                Professor of Medicine, Harvard Medical School.

Stephen C. Harrison, Ph.D.....  Higgins Professor of Biochemistry, Harvard University;
                                Investigator, Howard Hughes Medical Institute; Professor of
                                Biological Chemistry and Molecular Pharmacology and
                                Professor of Pediatrics, Harvard Medical School.

Jeremy R. Knowles, D. Phil....  Dean of the Faculty of Arts and Sciences and Amory Houghton
                                Professor of Chemistry and Biochemistry, Harvard University.

Robert T. Schooley, M.D.......  Tim Gill Professor of Medicine and Head of Infectious
                                Disease, University of Colorado Health Sciences Center.

    Other than Dr. Sato, none of the members of the Scientific Advisory Board is employed by Vertex, and members may have other commitments to or consulting or advisory contracts with their employers or other entities that may conflict or compete with their obligations to us. Accordingly, such persons are expected to devote only a small portion of their time to us. In addition to our Scientific Advisory Board, we have established consulting relationships with a number of scientific and medical experts who advise us on a project-specific basis.

                                  RISK FACTORS

WE DO NOT KNOW HOW SUCCESSFUL AGENERASE WILL BE IN THE MARKET.

    Agenerase was launched less than a year ago and is currently awaiting marketing approval by regulatory authorities in a number of major markets, including the EU. It is too early to predict the extent to which Agenerase will be successful in the market. Four other HIV protease inhibitors are on the market, as well as a number of other products for the treatment of HIV infection and AIDS. In addition, other drugs are still in development by our competitors, which may have more efficacy, fewer side effects, easier administration and/or lower costs than Agenerase. HIV has been shown to develop resistance to antiviral drugs, including currently marketed HIV protease inhibitors. We cannot be sure whether such disease resistance or other factors may limit the efficacy of Agenerase. Although we co-promote Agenerase in the U.S. and intend to co-promote it in Europe, most of the marketing and sales efforts are being made by Glaxo Wellcome, and we will have little control over the success of those efforts. Glaxo Wellcome has the right to terminate its agreement with us without cause upon twelve months' notice.

WE DO NOT KNOW WHETHER DEVELOPMENT OF OUR DRUG PIPELINE WILL BE SUCCESSFUL.

    The products that we are pursuing will require extensive additional development, testing and investment, as well as regulatory approvals, prior to commercialization. We cannot be sure whether our product development efforts will be successful, that required regulatory approvals will be obtained or that any products, if introduced, will be commercially successful. The results of preclinical and initial clinical trials of products under development by us are not necessarily predictive of results that will be obtained from large-scale clinical testing. We cannot be sure that clinical trials of products under development will demonstrate the safety and efficacy of such products or will result in a marketable product. In addition, the administration alone or in combination with other drugs of any product developed by us may produce undesirable side effects in humans.

    The failure to demonstrate adequately the safety and efficacy of a therapeutic drug under development could delay or prevent regulatory approval of the product and could have a material adverse effect on our company. In addition, the FDA may require additional clinical trials, which could result in increased costs and significant development delays. Commercial formulation and manufacturing processes have yet to be developed for our drug candidates other than Agenerase. We or our collaborators may encounter difficulties in manufacturing process development and formulation activities that could result in delays in clinical trials, regulatory submissions, regulatory approvals, and commercialization of our products, or cause negative financial and competitive consequences.

DEVELOPMENT PROGRESS MAY BE SLOWED BY CLINICAL TRIAL DELAYS.

    The rate of completion of clinical trials of our products is dependent upon, among other factors, the rate of patient accrual. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the level of compliance by the clinical sites to clinical trial protocols, and the availability of clinical trial material. Delays in planned patient enrollment in clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on our company. We cannot be certain that if clinical trials are completed, we will be able to submit an NDA or that any such application will be reviewed and approved by the FDA in a timely manner, if at all.

WE MAY NOT OBTAIN REGULATORY APPROVAL FOR OUR PRODUCTS ON A TIMELY BASIS, OR AT ALL.

    The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or longer and may vary substantially based upon the type, complexity and novelty of the pharmaceutical product. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based on changes in, or additions to, regulatory policies for drug approval during the period of product development and regulatory review. The effect of government regulation may be to delay or prevent the commencement of clinical trials or marketing of our products, if any are developed and submitted for approval, for a considerable period of time, to impose costly procedures upon our activities and to provide competitive advantages to companies more experienced in regulatory affairs that compete with us. Moreover, even if approval is granted, such approval may entail limitations on the indicated uses for which a compound may be marketed.

OUR PRODUCTS, EVEN IF APPROVED BY THE FDA OR FOREIGN REGULATORY AUTHORITIES, MAY NOT BE ACCEPTED BY PHYSICIANS, INSURERS OR PATIENTS.

    If any of our products after receiving FDA or other foreign regulatory approval fails to achieve market acceptance, our ability to become profitable in the future could be adversely affected. We believe that market acceptance depends on our ability to provide acceptable evidence of safety, efficacy and cost-effectiveness, among other factors.

WE DEPEND ON COLLABORATIVE PARTNERS FOR THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS.

    Our collaborative partners have agreed to fund portions of our research and development programs and/or to conduct certain research and development relating to specified products. In exchange, we have given them technology, product and marketing rights relating to those products. Some of our corporate partners have rights to control the planning and execution of product development and clinical programs. The corporate partners may exercise their control rights in ways that may negatively impact the timing and success of those programs. Our collaborations are subject to termination rights by the collaborators. If any of our corporate collaborators were to terminate its relationship with us, it could have a material adverse effect on our ability to fund related and other programs and to develop, manufacture and market any products that may have resulted from the collaboration. We expect to seek additional collaborative arrangements to develop and commercialize our products in the future. We cannot be certain that we will be able to establish acceptable collaborative arrangements in the future or that such collaborative arrangements will be successful.

IT IS POSSIBLE THAT WE MAY LOSE OUR TECHNOLOGICAL ADVANTAGE BECAUSE PHARMACEUTICAL RESEARCH TECHNOLOGIES CHANGE RAPIDLY.

    The pharmaceutical research field is characterized by rapid technological progress and intense competition. Further, we believe that interest in the application of structure-based drug design and related technologies may continue and may accelerate as the technologies become more widely understood. Businesses, academic institutions, governmental agencies and other public and private research organizations are conducting research to develop technologies that may compete with those we use. It is possible that our competitors could acquire or develop technologies that would render our technology obsolete or noncompetitive. We cannot be certain that we will be able to access the same technologies at an acceptable price, or at all.

OUR COMPETITORS MAY BRING SUPERIOR PRODUCTS TO MARKET OR MAY BRING THEIR PRODUCTS TO MARKET BEFORE WE DO.

    We do not know whether our products in development will be able to compete effectively with products which are currently on the market or new products that may be developed by others. There are many other companies developing products for the same indications that we are pursuing in development. In order to compete successfully in these areas, we must demonstrate improved safety, efficacy, ease of manufacturing and market acceptance over competing products which have received regulatory approval and are currently marketed. Many of our competitors have substantially greater financial, technical and human resources than we do. In addition, many of our competitors have significantly greater experience than we do in conducting preclinical testing and human clinical trials of new pharmaceutical products, and in obtaining FDA and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly than we do. If we obtain regulatory approval and launch commercial sales of our products, we will also compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.

THE LOSS OF THE SERVICES OF KEY EMPLOYEES OR THE FAILURE TO HIRE QUALIFIED EMPLOYEES WOULD NEGATIVELY IMPACT OUR BUSINESS AND FUTURE GROWTH.

    Because our products are highly technical in nature, only highly qualified and trained scientists have the necessary skills to develop our products. Our future success will depend in large part on the continued services of our key scientific and management personnel. We face intense competition for these professionals from our competitors, our collaborative partners and other companies throughout our industry. Our failure to retain, as well as hire, train and effectively integrate into our organization, a sufficient number of qualified scientists and professionals would negatively impact our business and our ability to grow our business.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS MAY SUFFER.

    Our ability to commercialize our products, achieve our expansion objectives and manage our growth effectively depends on a variety of factors. Key factors include our ability to develop products internally, enter into strategic partnerships with collaborators, attract and retain skilled employees and effectively expand our internal organization to accommodate anticipated growth. If we are unable to manage growth effectively, there could be a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON THIRD PARTY MANUFACTURERS.

    Our ability to conduct clinical trials and our ability to commercialize our potential products will depend, in part, on our ability to manufacture our products on a large scale, either directly or through third parties, at a competitive cost and in accordance with FDA and other regulatory requirements. We currently do not have the capacity to manufacture drugs in large-scale quantities. We depend on third party manufacturers or collaborative partners for the production of our compounds for preclinical research, clinical trial purposes and commercial production. If we are not able to obtain contract manufacturing on commercially reasonable terms, we may not be able to conduct or complete clinical trials or commercialize our products as planned. We have no experience in manufacturing pharmaceutical or other products, and we do not know whether we will be able to develop such capabilities. Some of our current corporate partners have manufacturing rights with respect to our products under development. If those partners do not either supply products to us promptly and on acceptable terms or transfer the manufacturing technology to us, we may not be able to conduct our development programs and commercialize any resulting products in a timely and efficient manner.

OUR PATENTS MAY NOT PROTECT OUR PRODUCTS, AND OUR PRODUCTS MAY INFRINGE THIRD-PARTY PATENTS.

    Our success will depend, in significant part, on our ability to obtain and maintain United States and foreign patent protection for our products, their uses and our processes to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We do not know whether any patents will issue from any of our patent applications or, even if patents issue or have issued, that the issued claims will provide us with any significant protection against competitive products or otherwise be valuable commercially. Legal standards relating to the validity of patents and the proper scope of their claims in the biopharmaceutical field are still evolving, and there is no consistent law or policy regarding the valid breadth of claims in biopharmaceutical patents or the effect of prior art on them. If we are not able to obtain adequate patent protection, our ability to prevent competitors from making, using and selling competing products will be limited. Furthermore, our activities may infringe the claims of patents held by third parties. We are currently contesting a suit filed by Chiron Corporation claiming infringement of three U.S. patents issued to Chiron. Although we believe that the ultimate outcome of the action will not have a material impact on our consolidated financial position, defense and prosecution of patent claims, including those at issue in the Chiron case, as well as participation in other inter-party proceedings, can be expensive and time-consuming, even in those instances in which the outcome is favorable to us. If the outcome of any such litigation or proceeding were adverse, we could be subject to significant liabilities to third parties, could be required to obtain licenses from third parties or could be required to cease sales of the affected products, any of which could have a material adverse effect on our company.

WE EXPECT TO INCUR FUTURE LOSSES AND CANNOT BE CERTAIN THAT WE WILL BECOME A PROFITABLE COMPANY.

    We have incurred significant operating losses each year since our inception and expect to incur a significant operating loss in 2000. We believe that operating losses will continue beyond 2000, even if significant royalties are realized on Agenerase sales, because we are planning to make significant investments in research and development, and will incur significant selling, general, and administrative expenses for our other potential products. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We cannot be certain that we will ever achieve and sustain profitability.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

    We expect to incur substantial research and development and related supporting expenses as we design and develop existing and future compounds and undertake clinical trials of potential drugs resulting from such compounds. We also expect to incur substantial administrative and commercialization expenditures in the future and substantial expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property claims. We anticipate that we will finance these substantial cash needs with:

    - Agenerase royalty revenue;

    - future product sales to the extent that we market products directly;

    - future payments under our collaborative agreements;

    - existing cash reserves, together with interest earned on those reserves;

    - facilities and equipment financing; and

    - additional collaborative agreements.

    If funds from these sources are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of equity or debt securities or other methods of financing. Any equity financings could result in dilution to our then existing securityholders. Any debt financing, if available at all, may be on terms which, among other things, restrict our ability to pay dividends and interest (although we do not intend to pay dividends for the foreseeable future). If adequate funds are not available, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs, including clinical trials, or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products in research or development. We cannot know whether additional financing will be available on acceptable terms, if at all.

GOVERNMENT AND PRIVATE INSURANCE PLANS MAY NOT PAY FOR OUR PRODUCTS.

    The success of our products in the United States and other significant markets will depend, in part, upon the extent to which a consumer will be able to obtain reimbursement for the cost of such products from government health administration authorities, third-party payors and other organizations. We cannot always determine in advance the reimbursement status of newly approved therapeutic products. Even if a product is approved for marketing, we cannot be sure that adequate reimbursement will be available. Also, future legislation or regulation relating to the health care industry or third-party coverage and reimbursement may affect our business. In particular, legislation or regulation limiting consumers' reimbursement rights could have a material adverse effect on our company.

OUR SALES AND MARKETING EXPERIENCE IS LIMITED.

    We currently have little experience in marketing and selling pharmaceutical products. We must either develop a marketing and sales force or enter into arrangements with third parties to market and sell any of our product candidates which are approved by the FDA. In the territories where we retain marketing and co-promotion rights, we may not be able to develop successfully our own sales and marketing force. We do not know whether we will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. If we develop our own marketing and sales capability, we may be competing with other companies that currently have experienced and well-funded marketing and sales operations. To the extent that our collaborative partners have commercial rights to our products, any revenues we receive from those products will depend on the sales and marketing efforts of others, and we do not know how successful those efforts will be.

WE MAY INCUR PRODUCT LIABILITY EXPENSES.

    Our business will expose us to potential product liability risks that arise from the testing, manufacturing and sales of our products. In addition to direct expenditures for damages, settlement and defense costs, there is the possibility of adverse publicity as a result of product liability claims. These risks will increase as our products receive regulatory approval and are commercialized. We do not know whether we will be able to maintain our existing levels of product liability insurance or be able to obtain or maintain any additional insurance we may need in the future on acceptable terms. Nor can we be sure that our existing insurance or any such additional insurance will provide adequate coverage against potential liabilities.

SOME OF OUR OPERATIONS INVOLVE HAZARDOUS MATERIALS, WHICH COULD SUBJECT US TO SIGNIFICANT LIABILITY.

    Our research and development activities may from time to time involve the controlled use of hazardous materials, including hazardous chemicals and radioactive materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with regulatory requirements, we cannot completely eliminate the risk that accidental contamination or injury from these materials could expose us to significant liability.

EVENTS WITH RESPECT TO OUR SHARE CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

    Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. As of December 31, 1999, we had 25,685,364 shares of common stock outstanding, excluding shares reserved for issuance upon the exercise of outstanding stock options, employee stock purchase and 401(k) plans. We have granted stock options to purchase 6,744,000 shares of our common stock at a weighted average exercise price of approximately $23.50 per share (subject to adjustment in certain circumstances). Of this total, 3,440,000 are currently exercisable at an average exercise price of approximately $20.57 per share. The shares of our common stock that may be issued under the options are either currently registered with the SEC, or will be registered with the SEC before the shares are purchased by the holders of the options.

WE HAVE ADOPTED ANTI-TAKEOVER PROVISIONS THAT MAY DISCOURAGE A CHANGE OF
CONTROL.

    Our corporate charter and by-law provisions and stockholder rights plan may discourage certain types of transactions involving an actual or potential change of control of Vertex which might be beneficial to the company or its securityholders. Our charter provides for staggered terms for the members of the Board of Directors. Our by-laws grant the directors a right to adjourn annual meetings of stockholders, and certain provisions of the by-laws may be amended only with an 80% stockholder vote. Pursuant to our stockholder rights plan, each share of common stock has an associated preferred share purchase right (a "Right"). The Rights will not trade separately from the common stock until, and are exercisable only upon, the acquisition or the potential acquisition through tender offer by a person or group of 15% or more of the outstanding common stock. We may issue shares of any class or series of preferred stock in the future without stockholder approval and upon such terms as our Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any class or series of preferred stock that may be issued in the future.

ADOPTION OF SAB 101 MAY INCREASE OUR REPORTED NET LOSSES.

    In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides guidance related to revenue recognition and disclosure. We plan to adopt SAB 101 in the first quarter of 2000, and we are currently determining what impact this will have on our financial statements. We cannot be certain that our adoption of SAB 101 will not materially increase our reported net losses in the quarter ended March 31, 2000.

OUR STOCK PRICE MAY FLUCTUATE BASED ON FACTORS BEYOND OUR CONTROL.

    Market prices for securities of companies such as Vertex are highly volatile. Within the last 12 months our common stock has traded between $19.38 and $82.56. The market for our stock, like that of other companies in the biotechnology field, has from time to time experienced significant price and volume fluctuations that are unrelated to our operating performance. Fluctuations in the trading price of our common stock will affect the trading price of the notes. The future market price of our securities could be significantly and adversely affected by factors such as:

    - announcements of results of clinical trials;

    - technological innovations or the introduction of new products by our competitors;

    - government regulatory action;

    - public concern as to the safety of products developed by others;

    - patent or proprietary rights; and

    - developments and market conditions for pharmaceutical and biotechnology stocks, in general.

ITEM 2. PROPERTIES

PROPERTIES

    We lease an aggregate of approximately 179,000 square feet of laboratory and office space in seven facilities in Cambridge, Massachusetts. The leases have expiration dates ranging from December 2000 to 2009. We have the option to extend the lease for our headquarters facility at 130 Waverly Street, Cambridge, for up to two additional terms, ending in 2015 with respect to one portion of the building, and in 2019 for the other portion of the building. We have also entered into an agreement to lease an additional 192,000 square feet of laboratory and office space presently under construction adjacent to our headquarters. That lease will expire in 2010 with the option to extend the lease for up to two additional terms, ending in 2030.

    We lease approximately 21,000 square feet of laboratory and office space in Milton Park, Abingdon, England, under a lease expiring in 2013, with a right of early termination in 2008, for our U.K. business and research and development activities.

    We believe our facilities are adequate for our current needs. We believe we can obtain additional space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    Chiron Corporation ("Chiron") filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents in suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infrignement lawsuit, pending the outcome of the patent reexamination. While the length of the stay, the outcome of the reexamination, the effect of that outcome on the lawsuit and the final outcome of the lawsuit cannot be determined, Vertex maintains that the plaintiff's claims are without merit and intends to defend the lawsuit, if and when it resumes, vigorously.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock trades on the Nasdaq National Market ("Nasdaq") under the symbol "VRTX." The following table sets forth the high, low and last sale prices of each quarter for the common stock as reported on the Nasdaq:

YEAR ENDED DECEMBER 31, 1998:                                     HIGH             LOW            CLOSE
-----------------------------                                 -------------   -------------   -------------
First quarter...............................................  $40 3/8         $31 1/4         $31 15/16
Second quarter..............................................  33 7/8          21 1/2          22 1/2
Third quarter...............................................  27 7/8          14 1/2          23
Fourth quarter..............................................  30              20              29 3/4

YEAR ENDED DECEMBER 31, 1999:
------------------------------------------------------------
First quarter...............................................  $32 1/2         $22 1/2         $25 1/4
Second quarter..............................................  26 3/8          19 3/8          24 1/8
Third quarter...............................................  34 13/16        22 1/8          31 1/16
Fourth quarter..............................................  37 1/4          23 3/8          35

YEAR ENDED DECEMBER 31, 2000:
------------------------------------------------------------
First quarter (through March 3, 2000).......................  $82 9/16        $32 1/2         --

    The last sale price of the common stock on February 28, 2000, as reported by Nasdaq, was $62.00 per share. As of February 28, 2000, there were 213 holders of record of the common stock (approximately 6,500 beneficial holders).

    Vertex has never declared or paid any cash dividends on its Common Stock and currently expects that future earnings, if any, will be retained for use in its business.

RECENT SALES OF UNREGISTERED SECURITIES

    None

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data for each of the five years in the period ended December 31, 1999 are derived from our Consolidated Financial Statements. This data should be read in conjunction with our audited financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                    1999        1998       1997       1996       1995
                                                  ---------   --------   --------   --------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Consolidated Statement of Operations Data:
Revenues:
Royalties and product sales.....................  $   8,053         --         --         --         --
Collaborative and other research and development
  revenues......................................     42,507   $ 29,055   $ 29,926   $ 13,341   $ 22,081
Investment income...............................     11,088     15,343     13,873      5,257      5,453
                                                  ---------   --------   --------   --------   --------
      Total revenues............................     61,648     44,398     43,799     18,598     27,534
                                                  ---------   --------   --------   --------   --------
Costs and expenses:
  Royalties and product costs...................      2,925         --         --         --         --
  Research and development......................     72,180     58,668     51,624     35,212     41,512
  General and administrative....................     26,131     18,135     11,430      7,929      7,069
  License payment...............................         --         --         --     15,000         --
  Loss in equity affiliate......................        724         --         --         --         --
  Interest......................................        654        681        576        462        481
                                                  ---------   --------   --------   --------   --------
      Total costs and expenses..................    102,614     77,484     63,630     58,603     49,062
                                                  ---------   --------   --------   --------   --------
Net loss........................................  $ (40,966)  $(33,086)  $(19,831)  $(40,005)  $(21,528)
                                                  =========   ========   ========   ========   ========
  Basic and diluted net loss per common share...  $   (1.61)  $  (1.31)  $  (0.82)  $  (2.13)  $  (1.25)
Basic and diluted weighted average number of
  common shares outstanding.....................     25,518     25,299     24,264     18,798     17,231

                                                               DECEMBER 31,
                                          -------------------------------------------------------
                                            1999        1998        1997        1996       1995
                                          ---------   ---------   ---------   --------   --------
Consolidated Balance Sheet Data:
Cash, cash equivalents and
  investments...........................  $ 187,802   $ 245,652   $ 279,671   $130,359   $ 86,978
Total assets............................    232,445     266,346     295,604    143,499     98,981
Obligations under capital leases and
  debt, excluding current portion.......      4,693       7,032       5,905      5,617      4,912
Accumulated deficit.....................   (190,827)   (149,861)   (116,775)   (96,944)   (56,939)
Total stockholders' equity..............    209,234     246,212     276,001    130,826     85,272

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE BUT ARE NOT LIMITED TO THOSE DESCRIBED IN THE SECTION ENTITLED "RISK FACTORS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF.

    We discover, develop and market small molecule drugs that address major medical needs. We have seven drug candidates in clinical development to treat viral diseases, inflammation, cancer, autoimmune diseases and neurological disorders. We have created our pipeline using a proprietary approach, information-driven drug design, that integrates multiple technologies in biology, chemistry and biophysics aimed at increasing the speed and success rate of drug discovery.

    Our first approved product is Agenerase-TM- (amprenavir), an HIV protease inhibitor, which we co-promote with Glaxo Wellcome plc ("Glaxo Wellcome"). We earned a royalty from Glaxo Wellcome from sales of Agenerase in 1999. Agenerase received U.S. Food and Drug Administration ("FDA") approval through an expedited review process for the treatment of HIV infection. Agenerase has also received approval in other countries, including Japan where the drug is sold under the trade name Prozei-TM-. Approval of Agenerase is pending in other countries, including the European Union, where the drug is being made available through early access programs.

    We have incurred operating losses since our inception and expect to incur a loss in 2000. We believe that operating losses will continue beyond 2000, even if significant royalties are realized on Agenerase sales, as we are planning to make significant investments in research and development for our other potential products. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    The net loss for 1999 was $40,966,000 or $1.61 per share compared to $33,086,000 or $1.31 per share in 1998.

    Our total revenues increased to $61,648,000 in 1999 from $44,398,000 in 1998. In 1999, royalty and product sales revenue was $8,053,000, collaborative and other research and development revenue was $42,507,000, and investment income was $11,088,000. Revenue in 1998 consisted of $29,055,000 in collaborative and other research and development and $15,343,000 in investment income.

    Royalties and product sales consist of Agenerase royalty revenue of $7,461,000 from Glaxo Wellcome as well as initial sales of commercial drug substance to Kissei in Japan. Agenerase royalty revenue from Glaxo Wellcome was recognized for the first time in 1999 and is based upon worldwide net sales of Agenerase as provided by Glaxo Wellcome. These sales reflect prescriptions as well as initial trade stocking which is expected to be consistent with demand.

    The growth in collaborative and other research and development revenue in 1999, as compared with 1998, is largely due to new collaborative agreements and larger milestone payments during the year. In April of 1999, we earned a $5,000,000 milestone payment from Glaxo Wellcome for U.S. FDA approval of Agenerase. We recorded $15,000,000 in collaborative revenue from Aventis S.A. ("Aventis"), formerly Hoechst Marion Roussel Deutschland GmbH, in October of 1999, upon entering into an expanded agreement covering the development of VX-740, an orally active inhibitor of interleukin-1 beta converting enzyme
(ICE). This consisted of a $10,000,000 payment for prior research costs and a $5,000,000 milestone payment for entering Phase II clinical trials. In
November 1999, we agreed with Taisho Pharmaceutical Co., Ltd. of Japan to collaborate to discover, develop and commercialize caspase inhibitors for the treatment of cerebrovascular, cardiovascular and neurodegenerative diseases. In connection with this contract, we recognized $3,000,000 for prior research costs and approximately $900,000 in product research funding. Included in 1998 collaborative and other research and development revenue is a $6,000,000 payment from Schering A.G. earned in connection with the signing of a new collaborative agreement for our neurophilins ligand program and a $3,000,000 milestone payment from Glaxo Wellcome for the NDA filing for Agenerase. Research funding decreased from all collaborative partners, by approximately $1,380,000 in 1999 primarily because the research funding requirements under the Glaxo Wellcome agreement ended on December 31, 1998.

    Interest income decreased in 1999 compared with 1998 due to a lower level of cash and investments throughout the year as well as lower yields earned on investment securities.

    Total costs and expenses increased to $102,614,000 in 1999 from $77,484,000 in 1998. Royalties and product costs of $2,925,000 in 1999 consist of royalty payments to G.D. Searle & Co. ("Searle") and the cost of commercial drug substance sold to Kissei. Under the terms of the 1996 license agreement between Glaxo Wellcome, Searle and us, we agreed to pay Searle a royalty on the sales of Agenerase.

    Research and development expenses increased to $72,180,000 in 1999 from $58,668,000 in 1998 principally due to the continued expansion of our research and development operations. Our UK subsidiary expanded from a business development operation to include scientific research and development staff in the second half of 1998. Related to our expansion were increases in facilities expenses, lab supplies and increased equipment depreciation. Additionally, there was an increase in development expenses due to the commencement of clinical trials in the second half of 1998 and the increase in other development activities associated with our IMPDH inhibitor, VX-497, for psoriasis and hepatitis C, our neurophilins drug candidate, timcodar, for diabetic neuropathy, and our p38 MAP kinase inhibitor, VX-745, for inflammatory diseases. We anticipate research and development expenses to continue to increase as personnel are added and additional research and development activities are expanded to accommodate our existing collaborations and additional commitments we may undertake in the future.

    Sales, general and administrative expenses increased to $26,131,000 in 1999 from $18,135,000 in 1998 primarily as a result of increased personnel and professional expenses associated with the marketing of Agenerase-TM- and related corporate advertising activities. Legal and patent expenses increased as we continue to protect our intellectual property and contest a suit filed by Chiron Corporation ("Chiron") claiming infringement of three U.S. patents issued to Chiron. While the final outcome of the litigation with Chiron cannot be determined, we believe, based on information currently available, that the ultimate outcome of the action will not have a material impact on our consolidated financial position. We expect sales, general and administrative expenses to continue to increase as we continue to grow and enter our first full year of Agenerase sales.

    In February 1999, we restructured our investment in Altus Biologics ("Altus"), which was a wholly owned subsidiary. As part of the transaction, we provided Altus $3,000,000 of cash and surrendered our shares in Altus preferred stock in exchange for two new classes of preferred stock and warrants. Altus now operates independently from us. At December 31, 1999, we had a 29.5% equity investment in Altus of approximately $2,276,000. For the year ending
December 31, 1999, we recorded $724,000 as our share of Altus' losses. Altus is expected to incur additional losses in 2000 and we will record our proportionate share of losses against the investment balance.

    YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

    The net loss for 1998 was $33,086,000 or $1.31 per share compared to $19,831,000 or $0.82 per share in 1997.

    Our total revenues were $44,398,000 in 1998 as compared to $43,799,000 in 1997. In 1998, revenues consisted of $27,939,000 under our collaborative agreements, $15,343,000 in investment income and $1,116,000 in government grants and other income. Collaborative revenue in 1998 included a $6,000,000 payment from Schering AG associated with the signing of a collaborative agreement for our neurophilin ligand program and $4,000,000 of research funding from Schering AG, a $2,000,000 milestone payment from Kissei for the acceptance of VX-745 as the lead development candidate for our p38 MAP kinase program, and a $3,000,000 milestone payment from Glaxo Wellcome for the NDA filing of Agenerase-TM-. Other collaborative revenue in 1998 included $3,738,000 from Kissei, $3,457,000 from Glaxo Wellcome, $5,193,000 from Eli Lilly and Company ("Lilly") and $551,000 from others. In 1997, revenues consisted of $27,703,000 under our collaborative agreements, $13,873,000 in investment income, and $2,223,000 in government grants and other income. Revenue from collaborative agreements in 1997 consisted of

$3,275,000 from Glaxo Wellcome, $8,660,000 from HMR, $9,810,000 from Kissei, $5,694,000 from Lilly and $264,000 from others.

    Total costs and expenses increased to $77,484,000 in 1998 from $63,630,000 in 1997. Research and development expenses increased to $58,668,000 in 1998 from $51,624,000 in 1997. We increased research staffing, including opening a research site in the U.K., to fully staff a higher number of discovery programs. In addition, we expanded our development infrastructure. General and administrative expenses increased in 1998 to $18,135,000 from $11,430,000 in 1997 primarily as a result of headcount growth to handle the administrative requirements of our growing research and development operation, legal expenses associated with expansion of our intellectual property position and marketing expenses associated with the anticipated launch of Agenerase-TM- and our co-promotion preparations. Interest expense increased in 1998 to $681,000 from $576,000 in 1997 due to higher levels equipment financing during 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Our operations have been funded principally through strategic collaborative agreements, public offerings and private placements of our equity securities, equipment financing, government grants and investment income. With the approval and launch of Agenerase, we began receiving product royalty revenues in 1999. We have continued to increase and advance the products in our research and development pipeline. Consequently, we expect to incur increased research and development and related supporting expenses and are likely to continue experiencing losses on a quarterly and annual basis as we continue to develop existing and future compounds and to conduct clinical trials of potential drugs. We also expect to incur substantial administrative and commercialization expenditures in the future and additional expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property rights.

    We expect to finance these substantial cash needs with royalties from the sales of Agenerase, our existing cash and investments of approximately $187,802,000 at December 31, 1999 and investment income earned thereon, future payments under our existing and new collaborative agreements, facilities and equipment financing and to the extent available, by raising additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all. In December of 1999, we obtained a $20,000,000 line of credit. The purpose of the line of credit is to fund equipment and leasehold improvement expenditures in connection with the expansion of facilities. No amounts were outstanding as of December 31, 1999. We believe that our existing cash and investments should be sufficient to meet our anticipated requirements for at least the next two years.

    Our aggregate cash and investments decreased in 1999 by $57,850,000 to $187,802,000 at December 31, 1999. Cash used by operations in 1999, principally to fund research and development activities, was $31,806,000. Property and equipment expenditures were $16,210,000 in 1999, $7,901,000 in 1998 and $6,020,000 in 1997. The expenditures were principally for research equipment and leasehold improvements to new and existing facilities. In 1999, we entered in new operating lease agreements for additional space and facilities in the U.S. In connection with the new leases, we were required to provide security deposits in the form of stand-by letters of credit in the amount of $7,472,000, which is reflected in the increase of restricted cash. We intend to make significant investments in equipment and leasehold improvements in the future to support research and development activities. At December 31, 1999, we leased approximately 179,000 square feet of office and research space in the U.S. and 21,000 square feet in the U.K. We have also entered into an agreement to lease an additional 192,000 square feet of new facilities presently under construction. The leases have expiration dates ranging from December 2000 to 2009--subject to extension for additional terms ending in 2015. In addition, our liability for capitalized equipment lease obligations and other equipment financing totaled approximately $7,059,000 at December 31, 1999. During 1999, we repaid $2,725,000 of our lease obligations.

    During 1999, we entered into two new collaborative agreements. In
September 1999, we entered into an expanded agreement with Aventis covering the development of VX-740, an orally active inhibitor of interleukin-1 beta converting enzyme (ICE). Under the terms of the agreement Aventis agreed to pay us $20,000,000 for prior research costs, up to $62,000,000 of development and commercialization milestone payments, and royalties on sales, if any.

    In November 1999, we entered into an agreement with Taisho Pharmaceutical Co., LTD ("Taisho") to collaborate on the discovery, development and commercialization of caspase inhibitors for the treatment of cerebrovascular, cardiovascular and neurdegenerative diseases. Under the agreement, Taisho agreed to pay us up to $43,000,000 in pre-commercial payments, comprised of research funding, milestone payments and $4,500,000 in payments for prior research costs. These amounts are based on the development of two compounds. In addition, Taisho will also pay for certain of the costs of developing compounds that emerge from the caspase research program.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which is effective no later than the quarter ending March 31, 2000. SAB 101 clarifies the Securities and Exchange Commission's views related to revenue recognition and disclosure. We will adopt SAB 101 in the first quarter of 2000 and are presently determining the effect it will have on our financial statements, although the amount could be material to net financial results.

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was deferred to fiscal years beginning after June 15, 2000. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of those instruments at fair value. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

YEAR 2000

    Beginning in late 1998, we conducted a program to address the impact of the Year 2000 on the processing of date sensitive information by our computer systems and software ("IT Systems"), embedded systems in our non-computer equipment ("Non-IT Systems") and relationships with certain third parties.

    In the first stage of the program, we determined which IT Systems, Non-IT Systems and third party relationships were critical to our business.

    Assessment, testing, and remediation of our critical IT Systems and Non-IT Systems for Year 2000 compliance were completed by mid-November, 1999. Some non-critical Non-IT Systems were non-compliant and, because of the age of those systems or other factors, could not be made compliant. We formulated contingency plans for each of those systems.

    We also contacted third parties that provide goods, services and information that were deemed critical to our business. Based on our review of the responses and Year 2000 website statements of those entities, we assessed our Year 2000 compliance. We formulated contingency plans for the services provided by third parties that were found to be non-compliant, or where we were unable to determine whether a third party was compliant. However, it has not proven necessary to implement any of the contingency plans, since there have been no significant Year 2000 disruptions to the goods, services and information provided by critical third parties.

    We used both internal and external resources to conduct our Year 2000 program. The total costs, both out-of pocket and internal, of our Year 2000 program were not material. Other IT Systems projects were not significantly deferred as a result of our Year 2000 program, because we were able to integrate much of our Year 2000 assessment and remediation efforts into our routine maintenance and upgrade programs. We funded the Year 2000 costs through available cash and have no remaining costs.

    We have not to date experienced any significant problems with our own IT and Non-IT Systems or third party relationships as a result of the January 1, 2000 date change. There has been no material adverse effect on our results of operations as a result of Year 2000 computer problems or the assessment, testing, and remediation program.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Vertex owns financial instruments that are sensitive to market risks as part of its investment portfolio. The investment portfolio is used to preserve Vertex's capital until it is required to fund operations, including Vertex's research and development activities. None of these market-risk sensitive instruments are held for trading purposes. Vertex does not own derivative financial instruments in its investment portfolio.

INTEREST RATE RISK

    Vertex invests its cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate and money market instruments. These investments are denominated in U.S. dollars. These bonds are subject to interest rate risk, and could decline in value if interest rates fluctuate. Vertex's investment portfolio includes only marketable securities with active secondary or resale markets to help ensure portfolio liquidity and Vertex has implemented guidelines limiting the duration of investments. Due to the conservative nature of these instruments, Vertex does not believe that it has a material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 is contained on pages F-1 through F-21 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors required by this Item is included in the definitive Proxy Statement for Vertex's 2000 Annual Meeting of Stockholders, to be filed with the Commission on or about April 11, 2000 (the "2000 Proxy Statement"), under "Election of Directors" and is incorporated herein by reference. The information regarding executive officers required by this Item is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is included in the 2000 Proxy Statement under "Executive Compensation" and is incorporated herein by reference (excluding, however, the "Report on Executive Compensation" and the Performance Graph contained in the 2000 Proxy Statement, which shall not be deemed incorporated herein).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is included in the 2000 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS. The Financial Statements required to be filed by
       Item 8 of this Annual Report on Form 10-K, and filed herewith, are as follows:

                                                              PAGE NUMBER
                                                                  IN
                                                               THIS FORM
                                                                 10-K
                                                              -----------
Report of Independent Accountants...........................      F-2
Consolidated Balance Sheets as of December 31, 1999 and
1998........................................................      F-3
Consolidated Statements of Operations for the years ended
December 31, 1999, 1998 and 1997............................      F-4
Consolidated Statements of Stockholders' Equity for the
years ended December 31, 1999, 1998 and 1997................      F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997............................      F-6
Notes to Consolidated Financial Statements..................  F-7 to F-21

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

(a)(3) EXHIBITS.

       EXHIBIT                                    EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
         3.1            Restated Articles of Organization filed with the
                        Commonwealth of Massachusetts on July 31, 1991 (filed as
                        Exhibit 3.1 to Vertex's 1997 Annual Report on Form 10-K
                        (File No. 0-19319) and incorporated herein by reference).

         3.2            Articles of Amendment filed with the Commonwealth of
                        Massachusetts on June 4, 1997 (filed as Exhibit 3.2 to
                        Vertex's 1997 Annual Report on Form 10-K (File No. 0-19319)
                        and incorporated herein by reference).

         3.3            Certificate of Vote of Directors Establishing a Series of a
                        Class of Stock, as filed with the Secretary of the
                        Commonwealth of Massachusetts on July 31, 1991 (filed as
                        Exhibit 3.3 to Vertex's 1997 Annual Report on Form 10-K
                        (File No. 0-19319) and incorporated herein by reference).

         3.4            By-laws of Vertex (filed as Exhibit 3.2 to Vertex's
                        Registration Statement on Form S-1 (Registration No.
                        33-43874) and incorporated herein by reference).

         4.1            Specimen stock certificate (filed as Exhibit 4.1 to Vertex's
                        Registration Statement on Form S-1 (Registration No.
                        33-40966) or amendments thereto and incorporated herein by reference).

         4.2            Stockholder Rights Plan (filed as Exhibit 4.2 to Vertex's
                        Registration Statement on Form S-1 (Registration No.
                        33-40966) or amendments thereto and incorporated herein by reference).

         4.3            First Amendment to Rights Agreement dated as of February 21,
                        1997 (filed as Exhibit 4.3 to Vertex's 1996 Annual Report on
                        Form 10-K (File No. 0-19319) and incorporated herein by
                        reference).

        10.1 1991 Stock Option Plan, as amended and restated as of September 14, 1999 (filed herewith).*

        10.2 1994 Stock and Option Plan, as amended and restated as of September 14, 1999 (filed herewith).*

        10.3 1996 Stock and Option Plan, as amended and restated as of September 14, 1999 (filed herewith).*

        10.4            Non-Competition and Stock Repurchase Agreement between
                        Vertex and Joshua Boger, dated April 20, 1989 (filed as
                        Exhibit 10.2 to Vertex's Registration Statement on Form S-1
                        (Registration No. 33-40966) or amendments thereto and
                        incorporated herein by reference).*

        10.5            Form of Employee Stock Purchase Agreement (filed as Exhibit
                        10.3 to Vertex's Registration Statement on Form S-1
                        (Registration No. 33-40966) or amendments thereto and
                        incorporated herein by reference).*

        10.6            Form of Employee Non-Disclosure and Inventions Agreement
                        (filed as Exhibit 10.4 to Vertex's Registration Statement on
                        Form S-1 (Registration No. 33-40966) or amendments thereto and incorporated herein by reference).

        10.7            Form of Executive Employment Agreement executed by Richard
                        H. Aldrich, Joshua S. Boger, and Vicki L. Sato (filed as
                        Exhibit 10.6 to Vertex's 1994 Annual Report on Form 10-K
                        (File No. 0-19319) and incorporated herein by reference).*

        10.8            Form of Amendment to Employment Agreement executed by
                        Richard H. Aldrich, Joshua S. Boger and Vicki L. Sato (filed as Exhibit 10.1 to Vertex's Quarterly Report on Form 10-Q
                        for the quarter ended June 30, 1995 (File No. 0-19319) and incorporated herein by reference).

       EXHIBIT                                    EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
        10.9            Lease dated October 1, 1992 between C. Vincent Vappi and
                        Vertex relating to the premises at 40 Allston Street, 618
                        Putnam Street, 228 Sidney Street, and 240 Sidney Street
                        (filed as Exhibit 10.14 to Vertex's Annual Report on Form
                        10-K for the year ended December 31, 1992 (File No. 0-19319)
                        and incorporated herein by reference).

        10.10           First Amendment as of March 1, 1995 to the lease between C.
                        Vincent Vappi and Vertex (filed as Exhibit 10.2 to Vertex's
                        Quarterly Report on Form 10-Q for the quarter ended June 30,
                        1995 (File No. 0-19319) and incorporated herein by
                        reference).

        10.11           Second Amendment as of February 12, 1997 to Lease between C.
                        Vincent Vappi and Vertex (filed as Exhibit 10.14 to Vertex's
                        Annual Report on Form 10-K for the year ended December 31,
                        1996 (File No. 0-19319) and incorporated herein by
                        reference).

        10.12           Lease dated March 1, 1993, between Fort Washington Realty
                        Trust and Vertex, relating to the premises at 625 Putnam
                        Avenue, Cambridge, MA (filed as Exhibit 10.10 to Vertex's
                        Annual Report on Form 10-K for the year ended December 31,
                        1993 (File No. 0-19319) and incorporated herein by reference).

        10.13           First Amendment, dated 1 December 1996, to Lease between
                        Fort Washington Realty Trust and Vertex dated 1 March 1993
                        (filed as Exhibit 10.16 to Vertex's Annual Report on Form
                        10-K for the year ended December 31, 1996 (File No. 0-19319)
                        and incorporated herein by reference).

        10.14           Second Amendment, dated 1 February 1998, to Lease between
                        Fort Washington Realty Trust and Vertex dated 1 March 1993
                        (filed as Exhibit 10.17 to Vertex's 1997 Annual Report on
                        Form 10-K (File No. 0-19319) and incorporated herein by reference).

        10.15           Lease dated March 3, 1995, between Fort Washington Realty
                        Trust and Vertex, relating to the premises at 130 Waverly
                        Street, Cambridge, MA (filed as Exhibit 10.15 to Vertex's
                        1994 Annual Report on Form 10-K (File No. 0-19319) and incorporated herein by reference).

        10.16           First Amendment to Lease dated March 3, 1995 between Fort
                        Washington Realty Trust and Vertex (filed as Exhibit 10.15 to Vertex's 1995 Annual Report on Form 10-K (File No.
                        0-19319) and incorporated herein by reference).

        10.17           Second Amendment to Lease and Option Agreement dated June
                        12, 1997 between Fort Washington Realty Trust and Vertex
                        (filed herewith).

        10.18           Agreement for Lease of Premises at 88 Milton Park, Abingdon,
                        Oxfordshire between Milton Park Limited and Vertex
                        Pharmaceuticals (Europe) Limited and Vertex Pharmaceuticals
                        Incorporated (filed herewith)

        10.19           Lease by and between Trustees of Fort Washington Realty
                        Trust, Landlord, and the Company as Tenant, executed
                        September 17, 1999 (filed as Exhibit 10.27 to Vertex's
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1999, with certain confidential information deleted (File No. 0-19319), and incorporated herein by reference).

        10.20           Research and Development Agreement dated April 13, 1993
                        between Vertex and Kissei Pharmaceutical Co., Ltd. (with
                        certain confidential information deleted) (filed as Exhibit
                        10.1 to Vertex's Quarterly Report on Form 10-Q for the
                        quarter ended March 31, 1993 (File No. 0-19319) and
                        incorporated herein by reference).

        10.21           Research Agreement and License Agreement, both dated
                        December 16, 1993, between Vertex and Burroughs Wellcome Co.
                        (with certain confidential information deleted) (filed as
                        Exhibit 10.16 to Vertex's Annual Report on Form 10-K for the
                        year ended December 31, 1993 (File No. 0-19319) and
                        incorporated herein by reference).

       EXHIBIT                                    EXHIBIT
       NUMBER                                   DESCRIPTION
       -------                                  -----------
        10.22           License Agreement and Supply Agreement, both dated May 9,
                        1996, between Vertex and BioChem Pharma (International) Inc.
                        (with certain confidential information deleted) (filed as
                        Exhibit 10.1 to Vertex's Quarterly Report on 10-Q for the
                        quarter ended March 31, 1996 (File No. 0-19319) and
                        incorporated herein by reference).

        10.23           Research and Development Agreement between Vertex and Eli
                        Lilly and Company effective June 11, 1997 (filed with
                        certain confidential information deleted as Exhibit 10.1 to
                        Vertex's Quarterly Report on Form 10-Q for the quarter ended
                        June 30, 1997, and incorporated herein by reference).

        10.24           Research and Development Agreement between Vertex and Kissei
                        Pharmaceutical Co. Ltd. effective September 10, 1997 (filed, with certain confidential information deleted, as Exhibit
                        10.1 to Vertex's Quarterly Report on Form 10-Q for the
                        quarter ended September 30, 1997, and incorporated herein by reference).

        10.25 Research Agreement between Vertex and Schering AG dated as of August 24, 1998 (filed, with certain confidential information deleted, as Exhibit 10.1 to Vertex's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference).

        10.26           License, Development and Commercialization Agreement between the Company and Hoechst Marion Roussel Deutschland GmbH
                        dated September 1, 1999 (filed as Exhibit 10.27 to Vertex's
                        Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 1999, with certain confidential information
                        deleted (File No. 0-19319), and incorporated herein by
                        reference).

        10.27           Collaboration and Option Agreement between Vertex and Taisho
                        Pharmaceutical Co., Ltd. dated November 30, 1999 (with
                        certain confidential information deleted) (filed herewith).

        10.28           Credit Agreement between Vertex and Fleet National Bank
                        (filed herewith).

        21              Subsidiaries of Vertex (filed herewith).

        23              Consent of Independent Accountants (filed herewith).

        27              Financial Data Schedule (submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K
                        submitted to the Securities and Exchange Commission).

------------------------

*   Compensatory plan or agreement applicable to management and employees.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by Vertex during the quarter ended December 31, 1999.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       VERTEX PHARMACEUTICALS INCORPORATED

                                                       By:             /s/ JOSHUA S. BOGER
                                                            -----------------------------------------
                                                                         Joshua S. Boger
February 29, 1999                                             PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                                                       Director, Chairman,
                 /s/ JOSHUA S. BOGER                     President and Chief
     -------------------------------------------         Executive Officer          February 29, 1999
                   Joshua S. Boger                       (Principal Executive
                                                         Officer)

                                                       Vice President of Finance
           /s/ THOMAS G. AUCHINCLOSS, JR.                and Treasurer (Principal
     -------------------------------------------         Financial and Accounting   February 29, 1999
             Thomas G. Auchincloss, Jr.                  Officer)

                 /s/ BARRY M. BLOOM
     -------------------------------------------       Director                     February 29, 1999
                   Barry M. Bloom

              /s/ ROGER W. BRIMBLECOMBE
     -------------------------------------------       Director                     February 29, 1999
                Roger W. Brimblecombe

                /s/ DONALD R. CONKLIN
     -------------------------------------------       Director                     February 29, 1999
                  Donald R. Conklin

                 /s/ BRUCE I. SACHS
     -------------------------------------------       Director                     February 29, 1999
                   Bruce I. Sachs

               /s/ CHARLES A. SANDERS
     -------------------------------------------       Director                     February 29, 1999
                 Charles A. Sanders

                /s/ ELAINE S. ULLIAN
     -------------------------------------------       Director                     February 29, 1999
                  Elaine S. Ullian

                                 EXHIBIT INDEX

10.1 1991 Stock Option Plan, as amended and restated as of September 14, 1999 (filed herewith).

10.2 1994 Stock and Option Plan, as amended and restated as of September 14, 1999 (filed herewith).

10.3 1996 Stock and Option Plan, as amended and restated as of September 14, 1999 (filed herewith).

10.27   Collaboration and Option Agreement between Vertex and Taisho
        Pharmaceutical Co., Ltd. dated November 30, 1999 (with certain confidential information deleted) (filed herewith).

10.28   Credit Agreement between Vertex and Fleet National Bank
        (with certain confidential information deleted) (filed herewith).

21      Subsidiaries of Vertex (filed herewith).

23      Consent of Independent Accountants (filed herewith).

27 Financial Data Schedule (submitted as an exhibit only in the electronic format of this Annual Report on Form 10-K submitted to the Securities and Exchange Commission).

                      VERTEX PHARMACEUTICALS INCORPORATED
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE NUMBER
                                                              -----------
Report of Independent Accountants...........................      F-2

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................      F-3

Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997..........................      F-4

Consolidated Statements of Stockholders' Equity for the
  years ended
  December 31, 1999, 1998 and 1997..........................      F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................      F-6

Notes to Consolidated Financial Statements..................  F-7 to F-21

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vertex Pharmaceuticals
Incorporated:

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Vertex Pharmaceuticals Incorporated and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Boston, Massachusetts
February 16, 2000, except as to the information in Note R for which the date is February 28, 2000

                          CONSOLIDATED BALANCE SHEETS

                      VERTEX PHARMACEUTICALS INCORPORATED

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Current assets:
    Cash and cash equivalents...............................  $  31,548    $  24,169
    Investments.............................................    156,254      221,483
    Accounts receivable.....................................      5,956        1,462
    Prepaid expenses........................................      1,439        1,594
                                                              ---------    ---------
        Total current assets................................    195,197      248,708
  Restricted cash...........................................      9,788        2,316
  Property and equipment, net...............................     24,480       14,476
  Investment in equity affiliate............................      2,276           --
  Other assets..............................................        704          846
                                                              ---------    ---------
        Total assets........................................  $ 232,445    $ 266,346
                                                              =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable........................................  $   2,979    $   2,808
    Accrued expenses........................................     11,173        7,542
    Deferred revenue........................................      2,000           --
    Obligations under capital lease and debt................      2,366        2,752
                                                              ---------    ---------
        Total current liabilities...........................     18,518       13,102
  Obligations under capital lease and debt, excluding
    current portion.........................................      4,693        7,032
                                                              ---------    ---------
        Total liabilities...................................     23,211       20,134
                                                              ---------    ---------
Commitments (Note I)
Stockholders' equity:
    Preferred stock, $.01 par value; 1,000,000 shares
      authorized; none issued
    Common stock, $.01 par value; 100,000,000 shares
      authorized; 25,685,364 and 25,358,559 shares issued
      and outstanding in 1999 and 1998, respectively........        257          254
    Additional paid-in capital..............................    400,888      395,332
    Deferred compensation...................................       (114)        (167)
    Accumulated other comprehensive income (loss)...........       (970)         654
    Accumulated deficit.....................................   (190,827)    (149,861)
                                                              ---------    ---------
        Total stockholders' equity..........................    209,234      246,212
                                                              ---------    ---------
        Total liabilities and stockholders' equity..........  $ 232,445    $ 266,346
                                                              =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      VERTEX PHARMACEUTICALS INCORPORATED

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          1998          1997
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Royalties and product sales...............................   $  8,053            --            --
  Collaborative and other research and development..........     42,507      $ 29,055      $ 29,926
  Investment income.........................................     11,088        15,343        13,873
                                                               --------      --------      --------
Total revenues..............................................     61,648        44,398        43,799
Costs and expenses:
  Royalties and product costs...............................      2,925            --            --
  Research and development..................................     72,180        58,668        51,624
  Sales, general and administrative.........................     26,131        18,135        11,430
  Loss in equity affiliate..................................        724            --            --
  Interest..................................................        654           681           576
                                                               --------      --------      --------
    Total costs and expenses................................    102,614        77,484        63,630
                                                               ========      ========      ========
Net loss....................................................   $(40,966)     $(33,086)     $(19,831)
                                                               ========      ========      ========
Basic and diluted loss per common share.....................   $  (1.61)     $  (1.31)     $  (0.82)
Basic and diluted weighted average number of common shares
  outstanding...............................................     25,518        25,299        24,264
                                                               ========      ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      VERTEX PHARMACEUTICALS INCORPORATED

                                                                                                                   ACCUMULATED
                                                   COMMON STOCK       ADDITIONAL                                      OTHER
                                                -------------------    PAID-IN       DEFERRED      ACCUMULATED    COMPREHENSIVE
                                                 SHARES     AMOUNT     CAPITAL     COMPENSATION      DEFICIT      INCOME (LOSS)
                                                --------   --------   ----------   -------------   ------------   --------------
                                                                                 (IN THOUSANDS)
Balance, December 31, 1996....................   21,097      $211      $227,557        $ (47)       $ (96,944)       $    49
Net change in unrealized holding gains/losses
  on investments..............................                                                                           115
Translation adjustments.......................                                                                           (12)
Net loss......................................                                                        (19,831)
Comprehensive loss............................
Issuances of common stock:
  Public offering of common stock.............    3,450        34       148,776
  Private placement of common stock...........      264         3         9,997
  Benefit plans...............................      405         4         6,115
Equity compensation for services rendered.....                               44          (82)
Amortization of deferred compensation.........                                            12
                                                -------      ----      --------        -----        ---------        -------
Balance, December 31, 1997....................   25,216       252       392,489         (117)        (116,775)           152
Net change in unrealized holding gains/losses
  on investments..............................                                                                           502
Translation adjustments
Net loss......................................                                                        (33,086)
Comprehensive loss............................
Issuances of common stock:
  Benefit plans...............................      143         2         2,784
Equity compensation for services rendered.....                               59          (82)
Amortization of deferred compensation.........                                            32
                                                -------      ----      --------        -----        ---------        -------
Balance, December 31, 1998....................   25,359       254       395,332         (167)        (149,861)           654
Net change in unrealized holding gains/losses
  on investments..............................                                                                        (1,672)
Translation adjustments.......................                                                                            48
Net loss......................................                                                        (40,966)
Comprehensive loss............................
Issuances of common stock:
  Benefit plans...............................      326         3         5,497
Equity compensation for services rendered.....                               59
Amortization of deferred compensation.........                                            53
                                                -------      ----      --------        -----        ---------        -------
Balance, December 31, 1999....................   25,685      $257      $400,888        $(114)       $(190,827)       $  (970)
                                                =======      ====      ========        =====        =========        =======


                                                COMPREHENSIVE        TOTAL
                                                    INCOME       STOCKHOLDERS'
                                                    (LOSS)          EQUITY
                                                --------------   -------------
                                                        (IN THOUSANDS)
Balance, December 31, 1996....................                     $130,826
Net change in unrealized holding gains/losses
  on investments..............................     $    115             115
Translation adjustments.......................          (12)            (12)
Net loss......................................      (19,831)        (19,831)
                                                   --------
Comprehensive loss............................      (19,728)
                                                   ========
Issuances of common stock:
  Public offering of common stock.............                      148,810
  Private placement of common stock...........                       10,000
  Benefit plans...............................                        6,119
Equity compensation for services rendered.....                          (38)
Amortization of deferred compensation.........                           12
                                                                   --------
Balance, December 31, 1997....................                      276,001
Net change in unrealized holding gains/losses
  on investments..............................          502             502
Translation adjustments
Net loss......................................      (33,086)        (33,086)
                                                   --------
Comprehensive loss............................      (32,584)
                                                   ========
Issuances of common stock:
  Benefit plans...............................                        2,786
Equity compensation for services rendered.....                          (23)
Amortization of deferred compensation.........                           32
                                                                   --------
Balance, December 31, 1998....................                      246,212
Net change in unrealized holding gains/losses
  on investments..............................       (1,672)         (1,672)
Translation adjustments.......................           48              48
Net loss......................................      (40,966)        (40,966)
                                                   --------
Comprehensive loss............................      (42,590)
                                                   ========
Issuances of common stock:
  Benefit plans...............................                        5,500
Equity compensation for services rendered.....                           59
Amortization of deferred compensation.........                           53
                                                                   --------
Balance, December 31, 1999....................                     $209,234
                                                                   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      VERTEX PHARMACEUTICALS INCORPORATED

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        1998        1997
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (40,966)  $ (33,086)  $ (19,831)
  Adjustment to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization...........................      6,206       4,520       3,588
    Amortization of deferred compensation...................         53          32          12
    Equity compensation for services rendered...............         59          59          44
    Realized (gains)/losses on investments..................        655        (547)         --
    Loss in equity affiliate................................        724          --          --
  Changes in assets and liabilities:
    Accounts receivable.....................................     (4,494)         --          --
    Prepaid expenses........................................        155      (1,104)       (161)
    Accounts payable........................................        171      (1,439)      2,856
    Accrued expenses........................................      3,631       1,157       3,630
    Deferred revenue........................................      2,000        (556)        556
                                                              ---------   ---------   ---------
      Net cash (used) by operating activities...............    (31,806)    (30,964)     (9,306)
                                                              =========   =========   =========
Cash flows from investing activities:
  Purchases of investments..................................   (365,970)   (507,540)   (303,599)
  Sales and maturities of investments.......................    428,872     495,323     191,005
  Expenditures for property and equipment...................    (16,210)     (7,901)     (6,020)
  Restricted cash...........................................     (7,472)         --          --
  Investment in equity affiliate............................     (3,000)         --          --
  Other assets..............................................        142        (276)       (200)
                                                              ---------   ---------   ---------
      Net cash provided (used) by investing activities......     36,362     (20,394)   (118,814)
                                                              =========   =========   =========
Cash flows from financing activities:
  Repayment of capital lease obligations and debt...........     (2,725)     (2,716)     (3,104)
  Proceeds from equipment sale/leaseback....................         --          --       1,179
  Proceeds from debt........................................         --       4,085       1,813
  Proceeds from public offerings of common stock............         --          --     148,810
  Proceeds from private placement of common stock...........         --          --      10,000
  Proceeds from other issuances of capital stock............      5,500       2,704       6,037
                                                              ---------   ---------   ---------
      Net cash provided by financing activities.............      2,775       4,073     164,735
                                                              ---------   ---------   ---------
  Effect of exchange rates on cash..........................         48          --         (12)
                                                              ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents............      7,379     (47,285)     36,603
Cash and cash equivalents at beginning of year..............     24,169      71,454      34,851
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  31,548   $  24,169   $  71,454
                                                              =========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. THE COMPANY

    Vertex Pharmaceuticals Incorporated ("Vertex" or the "Company") uses a range of drug discovery technologies to discover, develop and market small molecule drugs that address major medical needs. The Company is headquartered in Cambridge, Massachusetts and operates primarily in the U.S. Vertex also has a research facility in the U.K. The Company has seven drug candidates in clinical development. The Company's first product, the HIV protease inhibitor Agenerase-TM- (amprenavir), received accelerated approval from the U.S. Food and Drug Administration and was launched in May 1999. Agenerase is marketed in the U.S. by Glaxo Wellcome plc ("Glaxo Wellcome") and is co-promoted in the U.S. by Vertex. The Company expects to incur operating losses over the next two years and possibly longer, as a result of expenditures for its research and development programs.

    The consolidated financial statements include the accounts of the Company and the following subsidiaries: Vertex Securities Corp., Vertex Pharmaceuticals (Europe) Limited and Altus Biologics, Inc. ("Altus"), until January, 1999. All material intercompany transactions are eliminated. The Company restructured its majority ownership investment in Altus during 1999. As a result of the transaction, Vertex accounts for its investment in Altus under the equity method.

    The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, rapid technological change and competition, dependence on key personnel, uncertainty of protection of proprietary technology, clinical trial uncertainty, dependence on collaborative partners, share price volatility, the possible need to obtain additional funding, uncertainties relating to pharmaceutical pricing and reimbursement, limited experience in manufacturing, sales and marketing, potential product liability and the need for compliance with government regulations.

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

RECLASSIFICATION IN THE PREPARATION OF FINANCIAL STATEMENTS

    Certain reclassifications have been made to prior year data to conform to the current presentation.

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

INVESTMENTS

    Investments consist of marketable securities, which are classified as available for sale. Investments are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income
(loss) until realized. The fair value of these securities is based on quoted market

                      VERTEX PHARMACEUTICALS INCORPORATED

B. ACCOUNTING POLICIES (CONTINUED)
prices. Realized gains and losses are determined on the specific identification method and are included in investment income.

CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of money market funds and marketable securities. The Company places these investments in highly rated financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on these funds.

    Two collaborative partners represented approximately 52% and 29%, respectively, of the Company's accounts receivable balance at December 31, 1999, which potentially exposes the Company to a concentration of credit risk. At December 31, 1998, three collaborative partners represented approximately 14%, 14% and 15%, respectively, of the Company's accounts receivable balance. Management believes that credit risks associated with these partners are not significant.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the lesser of the lease terms or the estimated useful lives of the related assets, generally four or five years for equipment and furniture and three years for computers and purchased software. Leasehold improvements are amortized over the life of the leases. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income (loss).

STOCK-BASED COMPENSATION

    In accounting for its stock-based compensation plans, the Company applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation cost is required. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation costs are expensed over the vesting period. For stock options granted to nonemployees, the Company recognizes compensation costs in accordance with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value.

REVENUE RECOGNITION

    Revenue under research and development arrangements is recognized as earned under the terms of the respective agreements. License payments are recorded as revenue when payment is assured and contractual obligations have been met. Product research funding is recorded as revenue, generally on a quarterly basis, as research effort is incurred. Deferred revenue arises from payments received that have not yet been earned under research and development arrangements. The Company recognizes milestone payments when the milestones are achieved. Royalty revenue is recognized based on net sales

                      VERTEX PHARMACEUTICALS INCORPORATED

B. ACCOUNTING POLICIES (CONTINUED)
of licensed products in licensed territories, as provided by the collaborative partner. Product sales revenue is recorded upon shipment.

RESEARCH AND DEVELOPMENT

    All research and development costs are expensed as incurred.

ADVERTISING

    All advertising costs are expensed as incurred.

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

BASIC AND DILUTED LOSS PER COMMON SHARE

    Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method. Common equivalent shares have not been included in the net loss per share calculations as the effect would be anti-dilutive. Potential common equivalent shares consist of 6,744,000 stock options outstanding with a weighted average exercise price of $23.50 as of December 31, 1999.

SEGMENT INFORMATION

    The Company is in one business segment under the management approach, the business of discovery, development and marketing of small molecule drugs that address major medical needs.

NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which is effective no later than the quarter ending March 31, 2000. SAB 101 clarifies the Securities and Exchange Commission's views regarding recognition of revenue. The Company will adopt SAB 101 in the first quarter of 2000 and is presently determining the effect it will have on the financial statements, although the amount could be material to net financial results.

    In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The effective date of this statement was deferred to fiscal years beginning after June 15, 2000. This statement requires the recognition of all derivative instruments as either assets or liabilities in the statement of financial position and the measurement of

                      VERTEX PHARMACEUTICALS INCORPORATED

B. ACCOUNTING POLICIES (CONTINUED)
those instruments at fair value. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

C. INVESTMENTS

    Investments consist of the following at December 31 (in thousands):

                                                              1999                    1998
                                                      ---------------------   ---------------------
                                                        COST     FAIR VALUE     COST     FAIR VALUE
                                                      --------   ----------   --------   ----------
Cash and cash equivalents
  Cash and money market funds.......................  $ 27,339    $ 27,339    $ 20,888    $ 20,888
  Corporate debt securities.........................     4,209       4,209       3,281       3,281
                                                      --------    --------    --------    --------
Total cash and cash equivalents.....................  $ 31,548    $ 31,548    $ 24,169    $ 24,169
                                                      ========    ========    ========    ========
Investments
  US government securities
    Due within 1 year...............................  $ 12,318    $ 12,292    $ 18,383    $ 18,363
    Due within 1 to 5 years.........................    18,054      17,702      28,734      28,834
    Due over 5 years................................        --          --       3,048       3,037
  Corporate debt securities
    Due within 1 year...............................    71,807      71,788      21,684      21,638
    Due within 1 to 5 years.........................    31,647      31,304     133,039     133,665
    Due over 5 years................................    23,450      23,168      15,945      15,946
                                                      --------    --------    --------    --------
Total Investments...................................  $157,276    $156,254    $220,833    $221,483
                                                      ========    ========    ========    ========

    Gross unrealized holding gains and losses at December 31, 1999 were approximately $112,000 and $1,134,000, respectively, and at December 31, 1998 were $911,000 and $261,000, respectively. Gross realized gains and losses for 1999 were $106,000 and $761,000, respectively. Gross realized gains and losses for 1998 were $852,000 and $305,000, respectively. The effect of gross realized gains and losses on the financial statements for 1997 was immaterial. Maturities stated are effective maturities.

D. RESTRICTED CASH

    In accordance with operating lease agreements, at December 31, 1999 and 1998 the Company held in deposit approximately $9,788,000 and $2,316,000, respectively, with its bank to collateralize conditional, stand-by letters of credit in the name of the landlord. In 1999, the Company entered into new operating leases for additional space and facilities. In connection with these leases the Company was required to provide security deposits in the form of stand-by letters of credit. The letters of credit are redeemable only if the Company defaults on the leases under specific criteria. These funds are restricted from the Company's use during the lease period, although the Company is entitled to all interest earned on the funds.

                      VERTEX PHARMACEUTICALS INCORPORATED

E. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31 (in thousands):

                                                              1999       1998
                                                            --------   --------
Leasehold improvements....................................  $15,851    $ 7,804
Furniture and equipment...................................   15,215      9,847
Computers.................................................    3,190      1,223
Software..................................................    4,053      3,276
Equipment under capital lease.............................   20,522     20,471
                                                            -------    -------
                                                             58,831     42,621
Less accumulated depreciation and amortization............   34,351     28,145
                                                            -------    -------
                                                            $24,480    $14,476
                                                            =======    =======

    The net book value of equipment under capital lease was $2,018,000 and $3,687,000 at December 31, 1999 and 1998, respectively.

    Financial information relating to the Company's operations by geographic area was as follows (in thousands):

                                                             LONG-LIVED ASSETS
                                                            -------------------
                                                              1999       1998
                                                            --------   --------
United States.............................................  $51,903    $41,712
United Kingdom............................................    6,928        909
                                                            -------    -------
Consolidated..............................................  $58,831    $42,621
                                                            =======    =======

F. INVESTMENT IN AFFILIATE

    In February 1999, Vertex restructured its investment in Altus, which was a wholly owned subsidiary, so that Altus operates independently from Vertex. As part of the transaction, Vertex provided Altus $3,000,000 of cash and surrendered its shares in Altus preferred stock in exchange for two new classes of preferred stock and warrants. At December 31, 1999, Vertex had a 29.5% equity investment in Altus of approximately $2,276,000. For the year ending
December 31, 1999, Vertex recorded $724,000 as its share of Altus' losses.

G. ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31 (in thousands):

                                                               1999       1998
                                                             --------   --------
Professional fees..........................................  $ 3,005     $2,134
Development contract costs.................................    3,331      2,391
Payroll and benefits.......................................    1,822      1,239
Other......................................................    3,015      1,778
                                                             -------     ------
                                                             $11,173     $7,542
                                                             =======     ======

                      VERTEX PHARMACEUTICALS INCORPORATED

H. CAPITAL LEASES AND DEBT OBLIGATIONS

    At December 31, 1999, long-term capital lease and debt obligations were due as follows (in thousands):

YEAR ENDED DECEMBER 31,                          CAPITAL LEASES     DEBT      TOTAL
-----------------------                          --------------   --------   --------
2000...........................................      $1,492        $1,027     $2,519
2001...........................................       1,335         1,114      2,449
2002...........................................          89         1,351      1,440
2003...........................................          --           873        873
                                                     ------        ------     ------
    Total......................................       2,916         4,365      7,281
Less amount representing interest payments.....         222            --        222
                                                     ------        ------     ------
Present value of minimum lease and debt
  payments.....................................       2,694         4,365      7,059
Less current portion...........................       1,339         1,027      2,366
                                                     ------        ------     ------
                                                     $1,355        $3,338     $4,693
                                                     ======        ======     ======

    During 1997, the Company financed under capital lease arrangements an aggregate of $1,179,000 of asset cost under master lease agreements. At the end of the lease term, the Company has the right to either return the equipment to the lessor or purchase the equipment for fair market value at that time. These agreements have a term of five years and require that the Company maintain a certain level of cash and investments.

    During 1998, the Company financed under a master debt agreement, assets with a cost of $1,574,000, $1,506,000 and $1,005,000 with interest rates of 7.89%,
8.06% and 8.08%, respectively. During 1997, the Company financed under a master debt agreement assets with a cost of $676,000 and $1,137,000 with the interest rates of 8.59% and 8.38%, respectively. The Company has certain equipment with a net book value of $3,765,000 designated as collateral under these agreements at December 31, 1999. These agreements have a term of five years, and require that the Company maintain a certain level of cash and investments. The carrying value of these debt obligations approximates fair value.

    In December 1999, the Company obtained a line of credit allowing for borrowings in aggregate of up to $20,000,000 for equipment and leasehold improvement expenditures. As of December 31, 1999, no amounts were outstanding and $20,000,000 was available under the line of credit.

    Interest paid under capital leases and debt was $654,000, $681,000 and $576,000 in 1999, 1998 and 1997, respectively.

I. COMMITMENTS

    The Company leases its facilities and certain equipment under operating leases. The Company's leases have terms through the year 2009. In 1999, the Company entered into new operating lease commitments for additional space and facilities in the U.S.

                      VERTEX PHARMACEUTICALS INCORPORATED

I. COMMITMENTS (CONTINUED)
    At December 31, 1999, future minimum commitments under leases with non-cancelable terms of more than one year are as follows (in thousands):

YEAR                                                          OPERATING LEASES
----                                                          ----------------
2000........................................................      $  7,502
2001........................................................      $ 11,975
2002........................................................      $ 11,258
2003........................................................      $ 11,258
2004........................................................      $ 10,840
Thereafter..................................................      $ 50,714
                                                                  --------
Total.......................................................      $103,547
                                                                  ========

    Rental expense was $6,235,000, $4,358,000 and $3,363,000 in 1999, 1998 and
1997, respectively.

    The Company has certain license and maintenance contracts that contain future, committed payments for the support and upgrade of specific software programs currently used in research. For the years 2000 and 2001 the amounts committed under these contracts are $811,000 and $766,000, respectively.

J. INCOME TAXES

    The Company's federal statutory income tax rate for 1999, 1998 and 1997 was 34%. The Company recorded no income tax benefit for 1999, 1998 and 1997 and recorded a full valuation allowance against net operating losses due to uncertainties related to realizability of these tax assets.

    Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes at December 31 were as follows (in thousands):

                                                              1999       1998
                                                            --------   --------
Net operating loss........................................  $66,001    $57,295
Tax credits carryforward..................................   13,464     10,958
Property, plant and equipment.............................      676      1,345
Other.....................................................      411        572
                                                            -------    -------
Gross deferred tax asset..................................   80,552     70,170
Valuation allowance.......................................  (80,552)   (70,170)
                                                            -------    -------
Net deferred tax balance..................................  $    --    $    --
                                                            =======    =======

    For federal income tax purposes, as of December 31, 1999, the Company has net operating loss carryforwards of approximately $162,776,000 and $9,331,000 of tax credits, which may be used to offset future income. These net operating loss carryforwards expire beginning in 2005, and the tax credit carryforwards begin to expire in 2004. The 1999 deferred tax asset has been adjusted in connection with the restructuring of the Company's investment in Altus. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

    The amount of tax credits and net operating loss carryforwards that the Company may utilize in any one year is limited in accordance with Internal Revenue Code Section382. This limitation arises whenever a cumulative change in ownership in excess of 50% occurs. A change of ownership has occurred which will limit the amount of net operating loss and tax credits available prior to the change. There may also be further changes of ownership subsequent to 1999, which may also limit the amount of net operating loss and tax credit utilization in a subsequent year.

K. COMMON AND PREFERRED STOCK

COMMON STOCK

    In March 1997, the Company completed a public offering of 3,450,000 shares of its common stock at a price of $45.50 per share with net proceeds to the Company of approximately $148,810,000. In June 1997, Eli Lilly and Company ("Lilly") purchased 263,922 shares of the Company's common stock for $10,000,000.

    During 1997, the Company increased the authorized number of shares of common stock by 50,000,000 shares to 100,000,000 shares. In May 1999, the shareholders approved an amendment to the Company's 1996 Stock and Option Plan and the Employee Stock Purchase Plan authorizing the addition of 1,250,000 and 200,000 shares to the plans, respectively. At December 31, 1999, 8,873,000 shares of the Company's common stock were reserved for exercise of common stock options granted or to be granted under its 1991 Stock Option Plan, 1994 Stock and Option Plan, and 1996 Stock and Option Plan; 43,000 shares were reserved for exercise of certain other options granted in 1991; approximately 57,000 shares of common stock were reserved for issuance under the Company's 401(k) Plan, and approximately 224,000 shares of common stock were reserved for issuance under the Company's Employee Stock Purchase Plan.

STOCK OPTION PLANS

    The Company has a 1991 Stock Option Plan (the "1991 Plan"), a 1994 Stock and Option Plan (the "1994 Plan") and a 1996 Stock and Option Plan (the "1996 Plan"). Under the 1994 Plan and the 1996 Plan, stock rights, which are either
(i) incentive stock options when Internal Revenue Code requirements are met,
(ii) non-qualified stock options ("NQSOs"), or (iii) award shares of common stock or the opportunity to make a direct purchase of shares of common stock ("Stock Awards"), may be granted to employees (including officers and directors who are employees), consultants, advisors and non-employee directors (NQSOs and stock awards only). Stock options granted under the 1996 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant. Vesting periods, generally four or five years, are determined by the Compensation Committee. Incentive stock options granted under the Plans must expire not more than ten years from the date of grant. At December 31, 1999, the Company had 2,173,000 shares of common stock available for future grant under its stock option plans.

    The Company issued options to purchase 20,000 shares of common stock in 1998 and 1997, at exercise prices below the fair market value of the common stock on the date of grant. The Company recorded an increase to additional paid in capital and a corresponding charge to deferred compensation to recognize the aggregate difference between the exercise price and the fair market value of the common stock in the amount of $82,000 and $82,000 for 1998 and 1997, respectively. Deferred compensation is being amortized over the option vesting period. Amortization of deferred compensation expense of $53,000, $32,000 and $12,000 was recognized during 1999, 1998 and 1997, respectively.

    Compensation cost recognized in connection with the issuance of stock options to nonemployees was $59,000, $59,000 and $44,000 in 1999, 1998 and 1997,
respectively.

    Stock option activity for the years ended December 31, 1999, 1998 and 1997 is as follows (shares in thousands):

                                                     1999                  1998                  1997
                                              -------------------   -------------------   -------------------
                                                         WEIGHTED              WEIGHTED              WEIGHTED
                                                         AVERAGE               AVERAGE               AVERAGE
                                                         EXERCISE              EXERCISE              EXERCISE
                                               SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                              --------   --------   --------   --------   --------   --------
Outstanding at beginning of year............   5,837      $22.62     4,702      $22.03     4,033      $18.98
Granted.....................................   1,315      $25.99     1,341      $24.57     1,257      $29.78
Exercised...................................    (244)     $15.24       (78)     $14.89      (375)     $13.97
Canceled....................................    (164)     $27.17      (128)     $25.90      (213)     $23.99
                                               -----                 -----                 -----
Outstanding at end of year..................   6,744      $23.50     5,837      $22.62     4,702      $22.03
                                               =====                 =====                 =====
Options exercisable at year-end.............   3,440      $20.57     2,758      $18.76     1,944      $16.50
                                               =====                 =====                 =====
Weighted average fair value of options
  granted during the year...................              $13.05                $11.68                $13.94

    The fair value of each option granted during 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                          1999        1998        1997
                                                        --------    --------    --------
Expected life (years).................................     5.5        5.11        5.18
Expected volatility...................................      45%       46.5%       44.7%
Risk free interest rate...............................    6.20%       4.86%        5.5%
Dividend yield........................................       0           0           0

    The following table summarizes information about stock options outstanding and exercisable at December 31, 1999 (shares in thousands):

                                                     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                          -----------------------------------------   ----------------------
                                                            WEIGHTED       WEIGHTED                 WEIGHTED
                                                            AVERAGE        AVERAGE                  AVERAGE
                                            NUMBER         REMAINING       EXERCISE     NUMBER      EXERCISE
RANGE OF                                  OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
EXERCISE PRICES                           -----------   ----------------   --------   -----------   --------
$ 7.25-$15.75..........................      1,535            3.96          $13.33       1,527       $13.32
$15.88-$26.22..........................      2,445            8.50          $22.80         726       $19.63
$26.31-$27.34..........................      1,438            8.36          $27.27         456       $27.29
$27.37-$48.81..........................      1,317            7.31          $32.35         726       $32.38
$49.13-$49.13..........................          9            7.45          $49.13           5       $49.13
                                             -----            ----          ------       -----       ------
$ 7.25-$49.13..........................      6,744            7.20          $23.50       3,440       $20.57
                                             =====            ====          ======       =====       ======

EMPLOYEE STOCK PURCHASE PLAN

    Under the Company's Employee Stock Purchase Plan, substantially all permanent employees may, through payroll withholdings, purchase shares of the Company's common stock at a price of 85% of the lesser of fair market value at the beginning or end of each six-month withholding period. During 1999, 1998 and 1997 the following was issued under the plan:

                                                        1999       1998       1997
                                                      --------   --------   --------
Number of shares....................................   51,529     38,170     26,213
Average price paid..................................   $19.37     $22.66     $28.00

    Had the Company adopted SFAS 123, the weighted average fair value of each purchase right granted during 1999, 1998 and 1997 would have been $6.63, $7.65 and $9.16, respectively. The fair value was estimated at the beginning of the withholding period using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of one half year for all years (2) expected volatility of 45%, 52% and 51% for 1999, 1998 and 1997, respectively (3) risk-free interest rate of 5.72%, 4.70% and 5.43% for 1999, 1998 and 1997, respectively, and (4) no dividend yield.

PRO FORMA DISCLOSURES

    Had compensation cost for the Company's grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss and net loss per share would approximate the pro forma amounts below (in thousands except per share data):

                                                                    1999       1998       1997
                                                                  --------   --------   --------
Net Loss..........................................  As reported   $(40,966)  $(33,086)  $(19,831)
                                                      Pro forma   $(52,997)  $(41,542)  $(25,154)

Basic and diluted loss per share..................  As reported   $  (1.61)  $  (1.31)  $  (0.82)
                                                      Pro forma   $  (2.08)  $  (1.64)  $  (1.04)

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

L. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

    In November 1999, the Company and Taisho Pharmaceutical Co., LTD ("Taisho") entered into an agreement to collaborate on the discovery, development and commercialization of caspase inhibitors for the treatment of cerebrovascular, cardiovascular and neurdegenerative diseases. Under the agreement, Taisho agreed to pay the Company up to $43,000,000 in pre-commercial payments, comprised of research funding, milestone payments and $4,500,000 for prior research costs. These amounts are based on the development of two compounds. Vertex received and recognized $3,000,000 in the fourth quarter of 1999 for prior research costs and will receive $1,500,000 in November 2000. In addition, Taisho will also pay for certain costs of developing compounds that emerge from the caspase research program. From the inception of the agreement in November 1999 through December 1999, $3,900,000 has been recognized as revenue. Taisho will have an option to obtain marketing rights in Japan and certain Far East markets for any compounds arising from the collaboration.

    In September 1999, the Company and Aventis S.A. ("Aventis"), formerly Hoechst Marion Roussel Deutschland GmbH ("HMR"), entered into an expanded agreement covering the development of VX-740, an orally active inhibitor of interleukin-1 beta converting enzyme ("ICE"). Under the agreement, Aventis agreed to pay the Company $20,000,000 for prior research costs, and up to $62,000,000 in milestone payments for successful development by Aventis of VX-740 in rheumatoid arthritis, the first targeted indication, as well as similar milestones for each additional indication. Vertex received $10,000,000 in the fourth quarter of 1999 for prior research costs and will receive $10,000,000 in the second quarter of 2000. Aventis has an exclusive worldwide license to develop, manufacture and market VX-740, as well as an exclusive option for all other compounds discovered as part of the research collaboration between the Company and HMR that ended in 1997 under which the Company received research funding. Aventis will fund the development of VX-740. Vertex may co-promote the product in the U.S. and Europe and will receive royalties on global sales, if any. Aventis may terminate this agreement without cause upon six months' written notice. Revenues earned under the 1999 agreement were $15,000,000. Revenues earned under the previous agreement were $120,000, $460,000 and $8,660,000 in 1999, 1998 and 1997, respectively.

    The Company and Schering AG, Germany ("Schering AG") are collaborating on the research, development and commercialization of novel, orally active neurophilin ligand compounds to promote nerve regeneration for the treatment of a number of neurological diseases. Under the terms of the agreement, Schering AG agreed to pay the Company up to $88,000,000 comprised of $6,000,000 paid upon signing in September 1998, $22,000,000 of product research funding over five years and $60,000,000 of development and commercialization milestone payments. From the inception of the agreement in August 1998 through December 31, 1999, $14,000,000 has been recognized as revenue. Under terms of the agreement, Vertex and Schering AG will have an equal role in management of neurophilin ligand research and product development. In North America, Vertex will have manufacturing rights, and Vertex and Schering AG will share equally in the marketing expenses and profits from commercialized compounds. In addition to having manufacturing rights in North America, the Company retains the option to manufacture bulk drug substance for sales and marketing in territories outside Europe, the Middle East and Africa. Schering AG will have the right to manufacture and market any commercialized compounds in Europe, the Middle East and Africa, and pay Vertex a royalty on product sales, if any. After
December 2000, Schering AG has the right to terminate without cause upon a six months' written notice. Revenues earned from Schering AG under the neurophilin ligand agreement were $4,000,000 and $10,000,000 in 1999 and 1998, respectively.

    The Company and Kissei Pharmaceutical Co., Ltd. ("Kissei") are collaborating to design inhibitors of p38 MAP kinase and to develop them as novel, orally active drugs for the treatment of inflammatory and neurological diseases. Under the terms of the agreement, Kissei agreed to pay the Company up to

$22,000,000 composed of a $4,000,000 license payment, $11,000,000 of product research funding over three years and $7,000,000 of development and commercialization milestone payments. From the inception of the agreement in September 1997 through December 31, 1999, $15,000,000 has been recognized as revenue. Kissei will have the right to develop and commercialize these compounds in its licensed territories. Kissei has exclusive rights to p38 MAP kinase compounds in Japan and certain Southeast Asian countries and semi-exclusive rights in China, Taiwan and South Korea. The Company retains exclusive marketing rights in the United States, Canada, Europe and the rest of the world. In addition, the Company will have the right to supply bulk drug material to Kissei for sale in its territory and will receive royalties and drug supply payments on future product sales, if any. Kissei has the right to terminate the agreement without cause upon six months' notice. Additionally, Kissei agreed to pay certain development costs. Revenues earned from Kissei under the p38 MAP kinase agreement were $6,286,000, $5,521,000 and $5,500,000 in 1999, 1998 and 1997,
respectively.

    The Company and Eli Lilly and Company ("Lilly") are collaborating on designing inhibitors of the hepatitis C protease enzyme and developing them as novel drugs to treat hepatitis C infection. Under the terms of the agreement, Lilly agreed to pay the Company up to $51,000,000 composed of a $3,000,000 payment paid in June 1997, $33,000,000 of product research funding over six years and $15,000,000 of development and commercialization milestone payments. From the inception of the agreement in June 1997 through December 31, 1999, $16,209,000 has been recognized as revenue. The Company has the option to supply 100 percent of Lilly's commercial drug substance supply needs. The Company will receive royalties on future product sales, if any. If the Company exercises its commercial supply option, the Company will receive drug supply payments in addition to royalties on future product sales, if any. Lilly has the right to terminate the agreement without cause upon six months' notice. In connection with this collaboration, Lilly purchased 263,922 shares of the Company's common stock for $10,000,000 in June 1997. Revenues earned from Lilly were $5,452,000, $5,193,000 and $5,694,000 in 1999, 1998 and 1997, respectively.

    The Company and BioChem Pharma ("BioChem") collaborated on the development and commercialization in Canada of Incel-TM- (VX-710), Vertex's lead multidrug resistance reversal agent. Under the development agreement, BioChem agreed to pay Vertex an initial licensing fee of $500,000 and development and commercialization milestone payments. From the inception of the agreement in May 1996 through the year ended December 31, 1999, $750,000 has been recognized as license and research revenue. BioChem also funded certain development activities for Incel in Canada. The Company has received the full amount of research funding specified under the agreement and BioChem has no further license rights with respect to Incel. No revenues were earned from BioChem in 1999. Revenues earned from BioChem were $56,000 and $251,000 in 1998 and 1997, respectively.

    The Company and Glaxo Wellcome are collaborating on the development and commercialization of Agenerase (amprenavir) and its prodrug VX-175. Under the collaborative agreement, for research and development of HIV protease inhibitors, Glaxo Wellcome agreed to pay the Company up to $42,000,000 comprised of a $15,000,000 license payment paid in 1993, $14,000,000 of product research funding over five years and $13,000,000 of development and commercialization milestone payments for an initial drug candidate. Glaxo Wellcome is also obligated to pay additional development and commercialization milestone payments for subsequent drug candidates, including VX-175. From the inception of the agreement in December 1993 through the year ended December 31, 1999, $40,000,000 has been recognized as revenue. Research funding under this agreement ended on December 31, 1998. In addition, Glaxo Wellcome is required to bear the costs of development in its territory of drug candidates under the collaboration. Glaxo Wellcome has exclusive rights to develop and commercialize Vertex HIV protease inhibitors in all parts of the world except the Far East and will pay Vertex a royalty on sales. The Company has retained certain bulk drug manufacturing rights and certain co-promotion rights in territories licensed to Glaxo Wellcome. Glaxo Wellcome has the right to terminate its arrangement without cause upon twelve months' notice given at any time. Termination by Glaxo Wellcome of the agreement will relieve it of its obligation to make further commercialization and development milestone and royalty payments and will end any license granted to Glaxo Wellcome by Vertex thereunder. In 1999, the Company began earning a royalty from Glaxo Wellcome from sales of Agenerase. Revenues and royalties earned from Glaxo Wellcome were $13,927,000, $6,457,000 and $3,275,000 for 1999, 1998 and 1997,
respectively.

    In June 1996, the Company and Glaxo Wellcome obtained a worldwide, non-exclusive license under certain G.D. Searle & Co. ("Searle") patent applications in the area of HIV protease inhibition. Vertex paid $15,000,000 and Glaxo Wellcome paid $10,000,000 to Searle for the license. Based on sales of Agenerase in 1999, the Company also began to pay Searle a royalty.

    The Company and Kissei are collaborating on the development and commercialization of amprenavir. Under the collaborative agreement, Kissei agreed to pay the Company up to $20,000,000, comprised of $9,800,000 of product research funding through 1995, $7,000,000 of development milestone and territory option payments and a $3,200,000 equity investment. From the inception of the agreement in April 1993 through the year ended December 31, 1999, $15,642,000 has been recognized as revenue. During 1997, the Company also received $4,000,000 related to reimbursements of certain development costs. The Company has received the full amount of research funding specified under the agreement. Under the collaboration, Kissei has exclusive rights to develop and commercialize amprenavir in Japan and will pay Vertex a royalty on sales, if any. Vertex is responsible for the manufacture of bulk product for Kissei. Kissei also has an exclusive option to develop and commercialize the amprenavir prodrug VX-175 in Japan. Revenues earned under this Kissei agreement were $1,000,000, $217,000 and $4,310,000 in 1999, 1998 and 1997, respectively.

M. EMPLOYEE BENEFITS

    The Company has a 401(k)-retirement plan in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 15% of their annual compensation to the plan, subject to statutory limitations. For 1999, the Company declared discretionary matching contributions to the plan in the aggregate amount of $866,000, payable in the form of shares of the Company's common stock. Of these shares, 23,854 were issued as of December 31, 1999 with approximately 6,700 issuable in 2000. For 1998, the Company declared discretionary matching contributions to the plan in the aggregate amount of $672,000, payable in the form of shares of the Company's common stock. Of these shares, 19,419 were issued as of December 31, 1998 with the remaining 7,195 issued in 1999. For 1997, the Company declared discretionary matching contributions to the plan in the aggregate amount of $482,000, payable in the form of shares of the Company's common stock. Of these shares, 6,458 were issued as of December 31, 1997 with the remaining 7,113 issued in 1998.

N. RELATED PARTY

    A sibling of the Company's Chairman and Chief Executive Officer is a partner in the law firm representing the Company to which $480,000, $333,000 and $394,000 in legal fees were paid in 1999, 1998 and 1997, respectively.

O. LEGAL PROCEEDINGS

    Chiron Corporation ("Chiron") filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents in suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. While the length of the stay, the outcome of the reexamination, the effect of that outcome on the lawsuit and the final outcome of the lawsuit cannot be determined, Vertex maintains that the plaintiff's claims are without merit and intends to defend the lawsuit, if and when it resumes, vigorously.

P. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

    Accumulated other comprehensive income (loss) consists of the following (in thousands):

                                                                                         ACCUMULATED
                                                         CUMULATIVE      UNREALIZED         OTHER
                                                         TRANSLATION   GAIN/(LOSS) ON   COMPREHENSIVE
                                                         ADJUSTMENT     INVESTMENTS     INCOME (LOSS)
                                                         -----------   --------------   -------------
Balance as of December 31, 1997........................     $  4          $   148           $  152
Unrealized gains/(losses) on securities:
  Unrealized holding gains arising during the period...       --            1,049            1,049
  Less: reclassification adjustment for gains
    Included in net loss...............................                      (547)            (547)
                                                            ----          -------           ------
Balance as of December 31, 1998........................        4              650              654
Foreign currency translation adjustment................       48                                48
Unrealized gains/(losses) on securities:
  Unrealized holding gains arising during the period...                    (1,672)          (1,672)
                                                            ----          -------           ------
Balance as of December 31, 1999........................     $ 52          $(1,022)          $ (970)
                                                            ====          =======           ======

Q. QUARTERLY FINANCIAL DATA (UNAUDITED)

    (IN THOUSANDS, EXCEPT PER SHARE)

                                              FIRST      SECOND     THIRD      FOURTH      TOTAL
                                             QUARTER    QUARTER    QUARTER     QUARTER      YEAR
                                             --------   --------   --------   ---------   --------
1999
Total revenues.............................  $  7,129   $ 15,328   $  9,561   $  29,630   $ 61,648
Total expenses.............................    24,683     26,169     23,847      27,915    102,614
Net loss...................................   (17,554)   (10,841)   (14,286)      1,715    (40,966)
Basic earnings per share...................      (.69)      (.43)      (.56)        .07      (1.61)
Diluted earnings per share.................      (.69)      (.43)      (.56)        .06      (1.61)

1998
Total revenues.............................  $  7,169   $  7,152   $ 18,417   $  11,660   $ 44,398
Total expenses.............................    15,583     16,954     20,690      24,257     77,484
Net loss...................................    (8,414)    (9,802)    (2,273)   (12, 597)   (33,086)
Basic and diluted earnings per share.......     (0.33)     (0.39)     (0.09)      (0.50)     (1.31)

R. SUBSEQUENT EVENT

    On February 28, 2000, the Company entered into an agreement with Incyte Pharmaceuticals, Inc. to gain access to one of Incyte's databases of genomic information. Under the agreement, Vertex must make certain payments, including milestone payments and royalties on sales of products developed with Incyte technology, if any.