Form 10-Q
period 2000-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2000-05-15
CIK 875320

   ---------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ---------------------------


                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended March 31, 2000

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

                               YES   X   NO
                                   -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                     26,216,297
--------------------------------------         --------------------------------
             Class                              Outstanding at May 11, 2000

                       VERTEX PHARMACEUTICALS INCORPORATED

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I. -  FINANCIAL INFORMATION

      Item 1.   Condensed Consolidated Financial Statements

                  Report of Independent Accountants                                       3

                  Condensed Consolidated Balance Sheets -
                           March 31, 2000 and December 31, 1999                           4

                  Condensed Consolidated Statements of Operations -
                           Three Months Ended March 31, 2000 and 1999                     5

                  Condensed Consolidated Statements of Cash Flows -
                           Three Months Ended March 31, 2000 and 1999                     6

                  Notes to Condensed Consolidated Financial Statements                    7

      Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                           9

PART II. -  OTHER INFORMATION                                                           13

Exhibits                                                                                13
Signatures                                                                              14

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Vertex Pharmaceuticals
Incorporated:

We have reviewed the accompanying condensed consolidated balance sheets of Vertex Pharmaceuticals Incorporated and its subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations for each of the three-month periods ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2000, except as to the information in Note R for which the date is February 28, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

PricewaterhouseCoopers LLP

Boston, Massachusetts
April 28, 2000

                       VERTEX PHARMACEUTICALS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                       MARCH 31,   DECEMBER 31,
                                                                          2000         1999
                                                                       ---------   ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents                                         $ 191,750    $  31,548
      Short-term investments                                             155,498      156,254
     Accounts receivable                                                   4,506        5,956
     Prepaid expenses                                                      1,997        1,439
                                                                       ---------    ---------
           Total current assets                                          353,751      195,197

Restricted cash                                                            9,788        9,788
Property and equipment, net                                               25,210       24,480
Investment in equity affiliate                                             2,295        2,276
Other assets                                                               5,887          704
                                                                       ---------    ---------

           Total assets                                                $ 396,931    $ 232,445
                                                                       =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable and accrued expenses                             $  13,767    $  14,152
     Deferred revenue                                                       --          2,000
     Obligations under capital lease and debt                              2,272        2,366
                                                                       ---------    ---------


           Total current liabilities                                      16,039       18,518
                                                                       ---------    ---------

Obligations under capital leases and debt,
     excluding current portion                                           179,155        4,693
                                                                       ---------    ---------

           Total liabilities                                             195,194       23,211
                                                                       ---------    ---------

Stockholders' equity:
     Preferred stock, $.01 par value;1,000,000 authorized
           none issued
     Commonstock, $.01 par value; 100,000,000 authorized; issued and outstanding - 26,171,877 shares in 2000
           and 25,685,364 shares in 1999                                     262          257
     Additional paid-in capital                                          409,934      400,888
     Deferred compensation                                                  (101)        (114)
     Accumulated other comprehensive income (loss)                        (1,372)        (970)
     Accumulated deficit                                                (206,986)    (190,827)
                                                                       ---------    ---------

                  Total stockholders' equity                             201,737      209,234
                                                                       ---------    ---------
           Total liabilities and stockholders' equity                  $ 396,931    $ 232,445
                                                                       =========    =========


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          2000        1999
                                                          ----        ----
Revenues:
     Royalties and product sales                        $  2,619        --
     Collaborative and other research and development      4,904    $  3,963
                                                        --------    --------

           Total revenues                                  7,523       3,963
                                                        --------    --------

Costs and expenses:
     Royalties and product costs                             872        --
     Research and development                             18,604      18,605
     Sales, general and administrative                     6,608       5,772
                                                        --------    --------

           Total costs and expenses                       26,084      24,377
                                                        --------    --------

Net loss from operations                                 (18,561)    (20,414)

Interest income, net                                       2,383       2,982
Gain/(loss) in equity affiliate                               19        (122)
                                                        --------    --------
Net Loss                                                $(16,159)   $(17,554)
                                                        ========    ========

Basic and diluted loss per common share                 $  (0.62)   $  (0.69)

Basic and diluted weighted average number of
     common shares outstanding                            25,964      25,389
                                                        ========    ========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          2000         1999
                                                          ----         ----
Cash flows from operating activities:
     Net loss                                          $ (16,159)   $ (17,554)
     Adjustment to reconcile net loss to
         net cash used by operating activities:
           Depreciation and amortization                   1,924        1,244
           Amortization of deferred compensation              51           15
           Equity compensation for services rendered          13           13
           Realized (gains)/losses on short-term
                   investments                               134          (70)
           Loss(gain) in equity affiliate                    (19)         122
     Changes in assets and liabilities:
           Accounts Receivable                             1,450           43
           Prepaid expenses                                 (558)         584
           Accounts payable and accrued
                expenses                                    (385)         762
           Deferred revenue                               (2,000)        --
                                                       ---------    ---------
                Net cash used by
                    operating activities                 (15,549)     (14,841)
                                                       ---------    ---------

Cash flows from investing activities:
     Purchases of short-term investments                 (63,570)    (150,309)
     Sales and maturities of short-term investments       63,938      166,943
     Expenditures for property and equipment              (2,654)      (2,460)
     Restricted cash                                        --         (1,460)
     Investment in equity affiliate                         --         (3,000)
     Other assets                                            126          219
                                                       ---------    ---------
           Net cash provided (used) by
                investing activities                      (2,160)       9,933
                                                       ---------    ---------

Cash flows from financing activities:
     Repayment of capital lease obligations and debt        (632)        (705)
     Proceeds from the sale of convertible notes         175,000         --
     Costs associated with sale of convertible
         subordinated notes                               (5,309)        --
     Proceeds from other issuances of common stock         9,000        1,268
                                                       ---------    ---------
           Net cash provided by
                financing activities                     178,059          563
                                                       ---------    ---------

Effect of exchange rate changes on cash                     (148)         (14)
                                                       ---------    ---------

Increase/decrease in cash and cash equivalents           160,202       (4,359)

Cash and cash equivalents at beginning of period          31,548       24,169
                                                       ---------    ---------

Cash and cash equivalents at end of period             $ 191,750    $  19,810
                                                       =========    =========

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

         Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform with current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2000 and 1999.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended December 31, 2000. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in the Company's 1999 Annual Report to its shareholders and in its Form 10-K filed with the Securities and Exchange Commission.

2.       ACCOUNTING POLICIES

DEBT ISSUANCE COSTS

         Debt issuance costs are deferred and amortized on a straight line basis over the term of the related debt issuance.

BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible notes. Common equivalent shares have not been included in the per share calculations as the effect would be anti-dilutive. Total potential common equivalent shares, at March 31, 2000, consist of 6,285,637 stock options outstanding with a weighted average exercise price of $24.11 and notes convertible into 2,170,140 shares of common stock at a conversion price of $80.64 per share (See Note 4). Total potential common equivalent shares at March 31, 1999 consist of 5,182,014 stock options outstanding with a weighted average price of $22.76.

                       VERTEX PHARMACEUTICALS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.       COMPREHENSIVE INCOME

For the quarters ended March 31, 2000 and 1999 total comprehensive loss was as follows (in thousands):

                                              MARCH 31, 2000  MARCH 31, 1999
                                              --------------  --------------
Net loss                                           $(16,159)   $(17,554)

Other comprehensive income (loss):

Unrealized holding gains (losses) on investments       (254)        222
Foreign currency translation adjustment                (148)        (11)
                                                   --------    --------
Total other comprehensive income (loss)                (402)        211
                                                   --------    --------

Total comprehensive loss                           $(16,561)   $(17,343)
                                                   ========    ========



4.        LONG-TERM DEBT

         On March 14, 2000 the Company issued $175,000,000 of Convertible Subordinated Notes, due 2007. The notes are convertible, at the option of the holder, into common stock at a price equal to $80.64 per share, subject to adjustment under certain circumstances. The notes bear an interest rate of 5% per annum and the company is required to make semi-annual interest payments on the outstanding principal balance of the notes on March 15 and September 15 of each year. The notes are redeemable by the Company at any time after March 17, 2003 at specific redemption prices. Total amortization expense associated with the debt issuance costs was $31,000 for the three-month period ended March 31, 2000.

5.       LEGAL PROCEEDINGS

         Chiron Corporation ("Chiron") filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. While the length of the stay, the outcome of the reexamination, the effect of that outcome on the lawsuit and the final outcome of the lawsuit cannot be determined, Vertex maintains that the plaintiff's claims are without merit and intends to defend the lawsuit, if and when it resumes, vigorously.

6.        RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which clarifies the Securities and Exchange Commission's views related to revenue recognition and disclosure. The effective date of this bulletin was deferred to no later than the quarter ending June 30, 2000. The Company will adopt SAB 101 in the second quarter of 2000 and is presently determining the effect it will have on the financial statements, although the amount could be material to net financial results.

         In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation", which provides guidance for issues that have arisen in applying AFB No. 25, "Accounting for Stock Issued to Employees". This Interpretation, which is effective July 1, 2000, applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. The Company is evaluating the impact of adoption of this Interpretation; however, it is not expected to have a material impact on net financial results.

                       VERTEX PHARMACEUTICALS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.       SUBSEQUENT EVENT

         On May 8, 2000 the Company and Novartis Pharma AG (Novartis) entered into an agreement to collaborate on the discovery, development and commercialization of small molecule drugs directed towards targets in the kinase protein family. Under the agreement, Novartis agreed to pay the Company approximately $800,000,000 in pre-commercial payments, comprised of $15,000,000 paid upon signing of the agreement, up to $200,000,000 in product research funding over six years and up to approximately $600,000,000 in further license fees, milestone payments and cost reimbursements. These amounts are based on development of eight drug candidates. Vertex will have the responsibility for drug discovery and clinical proof-of-concept testing of drug candidates. Novartis will have exclusive worldwide development, manufacturing and marketing rights to clinically and commercially relevant drug candidates that it accepts for development from the Company. Vertex will receive royalties on any products that are marketed as part of the collaboration. Subject to certain conditions, the Company will have co-promotion rights in the United States and Europe. Novartis may terminate this agreement without cause after four years upon one year's written notice. The agreement is subject to approval under the Hart Scott Rodino Antitrust Improvements Act of 1976.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE BUT ARE NOT LIMITED TO THOSE DESCRIBED IN THE SECTION OF OUR ANNUAL REPORT ON FORM 10-K ENTITLED "RISK FACTORS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF.

         We discover, develop and market small molecule drugs that address major unmet medical needs. We have eight drug candidates in clinical development to treat viral diseases, inflammation, cancer, autoimmune diseases and neurological disorders. We have created our pipeline using a proprietary approach, information-driven drug design, that integrates multiple technologies in biology, chemistry and biophysics aimed at increasing the speed and success rate of drug discovery.

         Our first approved product is Agenerase-TM- (amprenavir), an HIV protease inhibitor, which we co-promote with Glaxo Wellcome plc ("Glaxo Wellcome"). We are earning a royalty from Glaxo Wellcome from sales of Agenerase. Agenerase has received approval in other countries, including Japan where the drug is sold under the trade name Prozei-TM-. Approval of Agenerase is pending in other countries, including the European Union, where the drug is being made available through early access programs.

         We have incurred operating losses since our inception and expect to incur a loss for the fiscal year ending December 31, 2000. We expect that operating losses will continue beyond fiscal year 2000 even if significant royalties are realized on Agenerase sales because we are planning to make significant investments in research and development for our other potential products. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999.

         The net loss for the three months ended March 31, 2000 was $16,159,000 or $0.62 per share compared to $17,554,000 or $0.69 per share for the same period in 1999.

                  Total revenues increased to $7,523,000 in the first quarter of 2000 from $3,963,000 in the first quarter of 1999. In the first quarter of 2000, royalty and product sales revenue was $2,619,000 and collaborative and other research and development revenue was $4,904,000. In the first quarter of 1999, prior to the launch of Agenerase, we earned $3,963,000 in revenue from collaborative agreements.

         Royalty and product sales revenue consists of Agenerase royalty revenue from Glaxo Wellcome. Agenerase royalty revenue is based upon worldwide net sales of Agenerase as provided by Glaxo Wellcome.

         The increase in collaborative and other research and development revenue in the first quarter of 2000 as compared with the first quarter of 1999 is principally due to the recognition of approximately $900,000 in product research funding from Taisho Pharmaceutical Co. Ltd. of Japan in connection with an agreement signed in the fourth quarter of 1999. The balance of collaborative and other research and development revenue represents research support payments from Eli Lilly, Schering AG and Kissei Pharmaceutical Company for both 2000 and 1999.

         Total costs and expenses increased to $26,084,000 in the first quarter of 2000 from $24,377,000 in the first quarter of 1999. Royalties and product costs of $872,000 in the first quarter of 2000 consist of royalty payments to G.D. Searle on the sales of Agenerase.

         Research and development expenses remained relatively unchanged in the first quarter of 2000 as compared with the first quarter of 1999. We continue to expand our research and development operations both in the US and the UK although, in the first quarter of 2000, the expenses associated with the expansion are partially offset by a decrease in external development activities associated with certain drug candidates. We anticipate that research and development expenses will increase as personnel are added and additional research and development activities are expanded to accommodate existing collaborations and additional commitments we may undertake in the future.

         Sales, general and administrative expenses increased to $6,608,000 in the first quarter of 2000 from $5,772,000 in the first quarter of 1999. The increase in sales, general and administrative expenses reflects the impact of personnel additions and increased legal and patent expenses. Legal and patent expenses increased due to continued protection of our intellectual property and general business activities. We expect that sales, general and administrative expenses will continue to increase as we continue to grow.

         Net interest income decreased to $2,383,000 for the first quarter of 2000 from $2,982,000 in the first quarter of 1999. The decrease was primarily due to lower levels of cash and investments for the majority of the first quarter of 2000 as compared with the same period of 1999.

         Using the equity method of accounting, we recorded $19,000 as our share of the income in Altus Biologics Inc.("Altus") for the three month period ending March 31, 2000, compared with $122,000 as our share of Altus' loss for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations have been funded principally through strategic collaborative agreements, public offerings and private placements of our equity and debt securities, equipment lease financing, and investment income. With the approval and launch of Agenerase, in April 1999, we began receiving product royalty revenues. In March 2000, we issued $175,000,000 of Convertible Subordinated Notes. We have continued to increase and advance products in our research and development pipeline. Consequently, we expect to incur losses on a quarterly and annual basis as we continue to develop existing and future compounds and to conduct clinical trials of potential drugs. We also expect to incur substantial administrative and commercialization expenditures in the future and additional expenses related to filing, prosecution, defense and enforcement of patent and other intellectual property rights.

         We expect to finance these substantial cash needs with royalties from the sale of Agenerase, existing cash and investments of $347,248,000 at March 31, 2000, together with investment income earned thereon, future payments under our existing and future collaborative agreements, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

         Our aggregate cash and investments increased by $159,446,000 during the three months ended March 31, 2000 to $347,248,000. Cash used by operations, principally to fund research and development activities, was $15,549,000 during the same period. Deferred revenue decreased in the first quarter of 2000 due to the timing of research support payments from certain collaborators. We continue to invest in equipment and leasehold improvements for facilities to meet the operating needs associated with the growth in our headcount. Property and equipment expenditures were $2,654,000 for the first three months of 2000. Cash provided by financing activities for the first quarter of 2000 was $178,059,000. We received $169,691,000 in net proceeds from the issuance of the $175,000,000 Convertible Subordinated Notes in March of 2000. Deferred Debt Issuance Costs are included in other assets on the balance sheet. Additionally, exercises of employee stock options in the first quarter of 2000 resulted in a $9,000,000 increase to common stock and additional paid in capital.

LEGAL PROCEEDINGS

         Chiron Corporation ("Chiron") filed suit on July 30, 1998 against Vertex and Eli Lilly and Company ("Lilly") in the United States District Court for the Northern District of California, alleging infringement of three U.S. patents issued to Chiron. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. While the length of the stay, the outcome of the reexamination, the effect of that outcome on the lawsuit and the final outcome of the lawsuit cannot be determined, we believe, based on information currently available, that the ultimate outcome of the action will not have a material impact on our consolidated financial position.

SUBSEQUENT EVENT

         On May 8, 2000 we entered into an agreement with Novartis Pharma AG (Novartis) to collaborate on the discovery, development and commercialization of small molecule drugs directed towards targets in the kinase protein family. Under the agreement, Novartis agreed to pay us approximately $800,000,000 in pre-commercial payments, comprised of $15,000,000 paid upon signing of the agreement, up to $200,000,000 in product research funding over six years and up to approximately $600,000,000 in further license fees, milestone payments and cost reimbursements. These amounts are based on development of eight drug candidates. We will have the responsibility for drug discovery and clinical proof-of-concept testing of drug candidates. Novartis will have exclusive worldwide development, manufacturing and marketing rights to clinically and commercially relevant drug candidates that it accepts for development from us. We will receive royalties on any products that are marketed as part of the collaboration. Subject to certain conditions, we will have co-promotion rights in the United States and Europe. Novartis may terminate this agreement without cause after four years upon one year's written notice. The agreement is subject to approval under the Hart Scott Rodino Antitrust Improvements Act of 1976.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which clarifies the Securities and Exchange Commission's views related to revenue recognition and disclosure. The effective date of this bulletin was deferred to no later than the quarter ending June 30, 2000. We will adopt SAB 101 in the second quarter of 2000 and are presently determining the effect it will have on our financial statements, although the amount could be material to net financial results.

         In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation", which provides guidance for issues that have arisen in applying AFB No. 25, "Accounting for Stock Issued to Employees". This Interpretation, which is effective July 1, 2000, applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after July 1, 2000, except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. We are evaluating the impact of adoption of this Interpretation; however, it is not expected to have a material impact on our net financial results.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There are no material changes to our assessment of market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II.

                                OTHER INFORMATION

Item 6.  EXHIBITS:

         4.1 Indenture between Vertex Pharmaceuticals Incorporated, as Issuer, and State Street Bank and Trust Company, as Trustee, dated as of March 14, 2000 (filed herewith).

         4.2 Resale Registration Rights Agreement among Vertex Pharmaceuticals Incorporated, and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith incorporated, Bear Stearns & Co. Inc., Credit Suisse First Boston Corporation, FleetBoston Robertson Stephens Inc., SG Cowen Securities Corporation, as Representatives of the several Initial Purchasers, dated March 14, 2000 (filed herewith).

         10.1 Research and Early Development Agreement between Vertex Pharmaceuticals Incorporated and Novartis Pharma AG dated May 8, 2000 (with certain confidential information deleted) (filed herewith).

         27 Financial Data Schedule (Submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).

         99       Letter of Independent Accountants.

REPORTS ON FORM 8-K:

         On March 27, 2000, we filed a Report on Form 8-K dated March 3, 2000, reporting the offer and sale of our Convertible Subordinated Notes.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VERTEX PHARMACEUTICALS INCORPORATED

Date:  May 15, 2000
                                    --------------------------------------------
                                    Thomas G. Auchincloss, Jr.
                                    Vice President of Finance and Treasurer
                                    (Principal Financial Officer)



Date:  May 15, 2000
                                    --------------------------------------------
                                    Johanna Messina Power
                                    Assistant Controller