Form 10-Q
period 2000-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2000-08-14
CIK 875320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               -------------- TO
                                 --------------

                        COMMISSION FILE NUMBER 000-19319

                            ------------------------

                      VERTEX PHARMACEUTICALS INCORPORATED

             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                   04-3039129
                ------------                                     ---------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

            130 WAVERLY STREET, CAMBRIDGE, MASSACHUSETTS 02139-4242
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                (617) 577-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      Yes /X/  No/ /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, par value $.01 per share                       53,694,464*
    --------------------------------------                       -----------
                     Class                             Outstanding at August 11, 2000

                                                                * See Note 8

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      VERTEX PHARMACEUTICALS INCORPORATED

                                     INDEX

                                                                                      PAGE
                                                                                    --------
PART I.--FINANCIAL INFORMATION

  Item 1.             Condensed Consolidated Financial Statements

                      Report of Independent Accountants...........................      3

                      Condensed Consolidated Balance Sheets--June 30, 2000 and
                        December 31, 1999.........................................      4

                      Condensed Consolidated Statements of Operations--Three
                        Months Ended
                        June 30, 2000 and 1999....................................      5

                      Condensed Consolidated Statements of Operations--Six Months
                        Ended
                        June 30, 2000 and 1999....................................      6

                      Condensed Consolidated Statements of Cash Flows--Six Months
                        Ended
                        June 30, 2000 and 1999....................................      7

                      Notes to Condensed Consolidated Financial Statements........      8

  Item 2.             Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.................................     12

PART II.--OTHER INFORMATION.......................................................     16

  Item 4.             Submission of Matters to a Vote of Security Holders.........     16

  Item 6.             Exhibits and Reports on Form 8-K............................     16

Signatures........................................................................     17

                       REPORT OF INDEPENDENT ACCOUNTANTS

    To the Board of Directors and Shareholders of Vertex Pharmaceuticals
Incorporated:

    We have reviewed the accompanying condensed consolidated balance sheet of Vertex Pharmaceuticals Incorporated and its subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations for each of the three-month and six month periods ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

    We have previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 16, 2000, except as to the information in Note R for which the date is February 28, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
July 25, 2000

                      VERTEX PHARMACEUTICALS INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 183,208     $ 31,548
  Short-term investments....................................    195,177      156,254
  Accounts receivable.......................................      5,434        5,956
  Prepaid expenses..........................................      1,700        1,439
                                                              ---------     --------
    Total current assets....................................    385,519      195,197

Restricted cash.............................................      9,788        9,788
Property and equipment, net.................................     25,080       24,480
Investment in equity affiliate..............................      2,300        2,276
Other assets................................................      5,635          704
                                                              ---------     --------
    Total assets............................................  $ 428,322     $232,445
                                                              =========     ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.....................  $  17,645     $ 14,152
  Deferred revenue..........................................      4,742        2,000
  Obligations under capital leases and debt.................      2,204        2,366
                                                              ---------     --------
    Total current liabilities...............................     24,591       18,518
                                                              ---------     --------

Obligations under capital leases and debt, excluding current
  portion...................................................    178,619        4,693
                                                              ---------     --------
    Total liabilities.......................................    203,210       23,211
                                                              ---------     --------

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 authorized none issued
  Common stock, $.01 par value; 100,000,000 authorized;
    issued and outstanding: 53,346,628 shares in 2000 and
    51,370,728 shares in 1999...............................        533          514
  Additional paid-in capital................................    420,197      400,631
  Deferred compensation.....................................        (88)        (114)
  Accumulated other comprehensive loss......................     (1,157)        (970)
  Accumulated deficit.......................................   (194,373)    (190,827)
                                                              ---------     --------
      Total stockholders' equity............................    225,112      209,234
                                                              ---------     --------
    Total liabilities and stockholders' equity..............  $ 428,322     $232,445
                                                              =========     ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues:
  Royalties and product sales...............................  $ 3,303    $  2,874
  Collaborative and other research and development..........   33,731       9,642
                                                              -------    --------
      Total revenues........................................   37,034      12,516
                                                              =======    ========
Costs and expenses:
  Royalties and product costs...............................    1,100       1,199
  Research and development..................................   19,824      19,029
  Sales, general and administrative.........................    6,658       5,466
                                                              -------    --------
      Total costs and expenses..............................   27,582      25,694
                                                              =======    ========
Net income (loss) from operations...........................    9,452     (13,178)
Interest income, net........................................    3,156       2,640
Gain (loss) in equity affiliate.............................        5        (303)
                                                              -------    --------
Net income (loss)...........................................  $12,613    $(10,841)
                                                              =======    ========
Basic earnings(loss) per common share.......................  $  0.24    $  (0.21)
                                                              =======    ========
Basic weighted average number of common shares
  outstanding...............................................   52,636      50,960
                                                              =======    ========
Diluted earnings(loss) per common share.....................  $  0.21    $  (0.21)
                                                              =======    ========
Diluted weighted average number of common shares
  outstanding...............................................   58,946      50,960
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

                      VERTEX PHARMACEUTICALS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues:
  Royalties and product sales...............................  $ 5,922    $  2,874
  Collaborative and other research and development..........   38,635      13,605
                                                              -------    --------
      Total revenues........................................   44,557      16,479
                                                              =======    ========
Costs and expenses:
  Royalties and product costs...............................    1,972       1,199
  Research and development..................................   38,428      37,634
  Sales, general and administrative.........................   13,266      11,238
                                                              -------    --------
      Total costs and expenses..............................   53,666      50,071
                                                              =======    ========
Net loss from operations....................................   (9,109)    (33,592)
Interest income, net........................................    5,539       5,622
Gain (loss) in equity affiliate.............................       24        (425)
                                                              -------    --------
Net loss....................................................  $(3,546)   $(28,395)
                                                              =======    ========
Basic and diluted loss per common share.....................  $ (0.07)   $  (0.56)
                                                              =======    ========
Basic and diluted weighted average number of common shares
  outstanding...............................................   52,283      50,868
                                                              =======    ========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                  2000          1999
                                                              -------------   ---------
Cash flows from operating activities:
  Net loss..................................................    $  (3,546)    $ (28,395)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization...........................        4,059         2,649
    Amortization of deferred compensation...................           26            26
    Equity compensation for services rendered...............           66            30
    Realized (gains) losses on short-term investments.......          351          (193)
    (Gain) loss in equity affiliate.........................          (24)          425

  Changes in assets and liabilities:
    Accounts Receivable.....................................          522        (2,447)
    Prepaid expenses........................................         (261)         (839)
    Accounts payable and accrued expenses...................        3,493         1,309
    Deferred revenue........................................        2,742            --
                                                                ---------     ---------
      Net cash provided (used) by operating activities......        7,428       (27,435)
                                                                ---------     ---------
Cash flows from investing activities:
  Purchases of short-term investments.......................     (161,038)     (240,944)
  Sales and maturities of short-term investments............      122,097       267,321
  Expenditures for property and equipment...................       (4,432)       (7,831)
  Restricted cash...........................................           --        (1,882)
  Investment in equity affiliate............................           --        (3,000)
  Other assets..............................................          182           (21)
                                                                ---------     ---------
      Net cash provided (used) by investing activities......      (43,191)       13,643
                                                                ---------     ---------
Cash flows from financing activities:
  Repayment of capital lease obligations and debt...........       (1,236)       (1,395)
  Proceeds from the sale of convertible subordinated
    notes...................................................      175,000            --
  Costs associated with the sale of convertible subordinated
    notes...................................................       (5,340)           --
  Proceeds from other issuances of common stock.............       19,519         2,298
                                                                ---------     ---------
      Net cash provided by financing activities.............      187,943           903
                                                                ---------     ---------
Effect of exchange rate changes on cash.....................         (520)         (107)
                                                                ---------     ---------
Increase(decrease) in cash and cash equivalents.............      151,660       (12,996)
Cash and cash equivalents at beginning of period............       31,548        24,169
                                                                ---------     ---------
Cash and cash equivalents at end of period..................    $ 183,208     $  11,173
                                                                =========     =========

                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements are unaudited and have been prepared by Vertex Pharmaceuticals Incorporated (Vertex or the Company) in accordance with generally accepted accounting principles.

    Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform to current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2000 and 1999.

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The Company expects to incur a substantial loss for the year ended December 31, 2000. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, which are contained in the Company's 1999 Annual Report to its shareholders and in its Form 10-K filed with the Securities and Exchange Commission.

2. ACCOUNTING POLICIES

DEBT ISSUANCE COSTS

    Debt issuance costs are deferred and amortized on a straight-line basis over the term of the related debt issuance.

BASIC AND DILUTED EARNINGS(LOSS) PER COMMON SHARE

    Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been

                      VERTEX PHARMACEUTICALS INCORPORATED

2. ACCOUNTING POLICIES (CONTINUED)
used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible notes (see Note 4).

                                                         FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                            ENDED JUNE 30,         ENDED JUNE 30,
                                                         ---------------------   -------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                   2000        1999        2000       1999
----------------------------------------                 ---------   ---------   --------   --------
Basic earnings (loss) per share:
Net income (loss)......................................   $12,613    $(10,841)   $(3,546)   $(28,395)
Weighted-average number of common shares outstanding...    52,636      50,960     52,283      50,868
Basic earnings (loss) per share........................   $  0.24    $  (0.21)   $ (0.07)   $  (0.56)
Diluted earnings (loss) per share:
Net income (loss)......................................   $12,613    $(10,841)   $(3,546)   $(28,395)
Weighted-average number of common shares outstanding...    52,636      50,960     52,283      50,868
Net effect of dilutive stock options at average market
  value................................................     6,310          --         --          --
Weighted-average number of shares assuming dilution....    58,946      50,960     52,283      50,868
Diluted earnings (loss) per share......................   $  0.21    $  (0.21)   $ (0.07)   $  (0.56)
Weighted-average anti-dilutive stock options and
  convertible notes....................................     4,367      11,626     15,297      11,634

    Basic earnings per share, diluted earnings per share, weighted-average common shares outstanding, weighted average shares assuming dilution and all other applicable information for the three months and six months ended June 30, 2000 and 1999 have been adjusted to reflect a 2 for 1 stock split effected in the form of a 100 percent stock dividend on outstanding shares to be distributed on August 23, 2000 to shareholders of record as of August 9, 2000 (See Note 8).

3. COMPREHENSIVE INCOME (LOSS)

                                                         FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                            ENDED JUNE 30,         ENDED JUNE 30,
                                                         ---------------------   -------------------
                                                           2000        1999        2000       1999
                                                         ---------   ---------   --------   --------
(IN THOUSANDS)
Net income (loss)......................................   $12,613    $(10,841)   $(3,546)   $(28,395)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on investments.......       586      (1,051)       333      (1,480)
Foreign currency translation adjustment................      (371)        (93)      (520)       (107)
                                                          -------    --------    -------    --------
Total change in other comprehensive loss...............       215      (1,144)      (187)     (1,587)
Total comprehensive loss...............................   $12,828    $(11,985)   $(3,733)   $(29,982)
                                                          =======    ========    =======    ========

4. LONG-TERM DEBT

    On March 14, 2000 the Company issued $175,000,000 of Convertible Subordinated Notes, due 2007. The notes are convertible, at the option of the holder, into common stock at a price equal to $40.32 per share, subject to adjustment under certain circumstances. The notes bear an interest rate of 5% per annum and the Company is required to make semi-annual interest payments on the outstanding principal balance of the notes on March 14 and September 14 of each year. The notes are redeemable by the Company at

                      VERTEX PHARMACEUTICALS INCORPORATED

4. LONG-TERM DEBT (CONTINUED)
any time after March 17, 2003 at specific redemption prices. Before March 17, 2003 the Company may redeem the notes at a redemption price equal to the principal amount of notes, plus accrued and unpaid interest, if any, and a specified additional payment amount, if the closing price of Vertex common stock exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The deferred costs associated with the sale of the convertible notes was $5,340,000 and the related amortization expense, for the six month period ended June 30, 2000, was $227,000.

5. LEGAL PROCEEDINGS

    Chiron Corporation (Chiron) filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. While the length of the stay, the outcome of the reexamination, the effect of that outcome on the lawsuit and the final outcome of the lawsuit cannot be determined, Vertex maintains that the plaintiff's claims are without merit and intends to defend the lawsuit, if and when it resumes, vigorously.

6. RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, which addresses accounting policies to be applied in the recognition, presentation and disclosure of revenues from contract partnerships in financial statements filed with the SEC. On June 26, 2000, the SEC issued SAB 101B which delays the implementation of SAB 101 until no later than the fiscal quarter ending December 31, 2000, in order to provide companies with additional time to determine the effect that a change in accounting policy under SAB 101 will have on their revenue recognition practices. Vertex and its independent accountants are continuing to review the potential effect that the implementation of SAB 101 would have on the Company's net financial results. The implementation of SAB 101 could have a material effect on the reported financial results for the year ending December 31, 2000.

    In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation", which provides guidance for issues that have arisen in applying APB No. 25, "Accounting for Stock Issued to Employees". This Interpretation is generally effective for transactions occurring after July 1, 2000 except for the provisions related to repricings and the definition of an employee which apply to awards issued after December 31, 1998. The Company believes that this interpretation will not have a material impact on net financial results.

7. RECENT COLLABORATIVE AGREEMENT

    On May 8, 2000 the Company and Novartis Pharma AG (Novartis) entered into an agreement to collaborate on the discovery, development and commercialization of small molecule drugs directed at targets in the kinase protein family. Under the agreement, Novartis agreed to pay the Company up to

                      VERTEX PHARMACEUTICALS INCORPORATED

7. RECENT COLLABORATIVE AGREEMENT (CONTINUED) approximately $800,000,000 in pre-commercial payments, comprised of $15,000,000 paid upon signing of the agreement, up to $200,000,000 in product research funding over six years and up to approximately $600,000,000 in further license fees, milestone payments and cost reimbursements. These amounts are based on the development of eight drug candidates. Vertex will have the responsibility for drug discovery and clinical proof-of-concept testing of drug candidates. Novartis will have exclusive worldwide development, manufacturing and marketing rights to clinically and commercially relevant drug candidates that it accepts for development from the Company. Vertex will receive royalties on any products that are marketed as part of the collaboration. Subject to certain conditions, the Company will have co-promotion rights in the United States and Europe. Novartis may terminate this agreement without cause after four years upon one year's written notice. In June 2000 the Company received clearance for the agreement under the Hart Scott Rodino Antitrust Improvements Act of 1976. The Company recognized $18,600,000 in revenue under the contract during the second quarter of 2000.

8. SUBSEQUENT EVENT

    On July 14, 2000, the Company's board of directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend to be distributed on August 23, 2000 to shareholders of record as of August 9, 2000. All share data in these Financial Statements and the Management's Discussion and Analysis have been adjusted to reflect the stock split for all periods presented.

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

    Our first approved product is Agenerase-TM- (amprenavir), an HIV protease inhibitor, which we co-promote with Glaxo Wellcome plc. We are earning a royalty from Glaxo Wellcome from sales of Agenerase. Agenerase has received approval in other countries, including Japan where the drug is sold under the trade name Prozei-TM-. Approval of Agenerase is pending in other countries, including the European Union, where the drug is being made available through early access programs.

    We have incurred annual operating losses since our inception and expect to incur a loss for the fiscal year ending December 31, 2000. We expect that operating losses will continue beyond fiscal year 2000 even if significant royalties are realized on Agenerase sales because we are planning to make significant investments in research and development for our other potential products. We expect that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999.

    The net income for the three months ended June 30, 2000 was $12,613,000, or $0.21 per diluted share, compared to a net loss of $10,841,000, or $0.21 per basic and diluted share, for the same period in 1999.

    Total revenues increased to $37,034,000 in the second quarter of 2000 from $12,516,000 in the second quarter of 1999. In the second quarter of 2000, royalty and product sales revenue was $3,303,000 and collaborative and other research and development revenue was $33,731,000. In the second quarter of 1999, we recognized $2,874,000 in royalties and product sales and $9,642,000 in collaborative and other research and development revenue.

    Royalty and product sales revenue consists of Agenerase royalty revenue from Glaxo Wellcome as well as initial sales of commercial drug substance to Kissei Pharmaceutical Co., Ltd. in Japan in the second quarter of 1999. Agenerase royalty revenue is based upon worldwide net sales of Agenerase as provided by Glaxo Wellcome.

    The growth in collaborative and other research and development revenue in the second quarter of 2000, as compared with the second quarter of 1999, is principally due to new collaborative agreements. In May of 2000, we recognized a $10,000,000 payment for prior research costs from Aventis S.A. under a collaborative agreement signed in October of 1999. We recorded $18,600,000 in collaborative revenue from Novartis Pharma AG in June of 2000 upon entering into an agreement to collaborate on the discovery, development and commercialization of small molecule drugs directed at targets in the kinase protein family. This consisted of a $15,000,000 non-refundable payment earned in connection with the signing of the agreement and $3,600,000 in product research funding. Collaborative and other research and development revenue for the second quarter of 1999 included a $5,000,000 milestone payment from Glaxo

Wellcome for U.S. FDA approval of Agenerase. The balance of collaborative and other research and development revenue for both 2000 and 1999 is made up of development reimbursements and research support payments from other collaborative partners.

    Total costs and expenses increased to $27,582,000 in the second quarter of 2000 from $25,694,000 in the second quarter of 1999. Royalties and product costs of $1,100,000 and $1,199,000 in the second quarter of 2000 and 1999, respectively, consist of royalty payments to G.D. Searle on the sales of Agenerase as well as the cost of commercial drug substance sold to Kissei in the second quarter of 1999.

    Research and development expenses increased slightly during the three months ended June 30, 2000 as compared with same period in 1999. We continue to expand our research and development operations both in the US and the UK. Related to our expansion were increases in facilities expenses, equipment depreciation and increased technology license payments for access to gene database information. However, in the second quarter of 2000, these expenses were partially offset by a decrease in external development activities associated with certain drug candidates. We anticipate that research and development expenses will increase as personnel are added and additional research and development activities are expanded to accommodate existing collaborations and additional commitments we may undertake in the future.

    Sales, general and administrative expenses increased to $6,658,000 in the second quarter of 2000 from $5,466,000 in the second quarter of 1999. The increase in sales, general and administrative expenses reflects the impact of personnel additions and increased legal and patent expenses. Legal and patent expenses increased due to costs associated with new collaborative agreements, general business activities and expanding efforts to protect our intellectual property. We expect that sales, general and administrative expenses will continue to increase as we continue to grow.

    Net interest income increased to $3,156,000 in the second quarter of 2000 from $2,640,000 in the second quarter of 1999. Interest income increased primarily due to higher levels of cash and investments during the second quarter of 2000 as compared with the same period of 1999 as a result of the proceeds received from the sale of convertible notes in March 2000. The increase in interest income was partially offset by higher interest expense, in the second quarter of 2000, related to the convertible notes.

    Using the equity method of accounting, we recorded $5,000 as our share of the income in Altus Biologics Inc. (Altus) for the three month period ended June 30, 2000, compared with $303,000 as our share of Altus' loss for the same period in 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999.

    The net loss for the six months ended June 30, 2000 was $3,546,000, or $0.07 per basic and diluted share, compared to $28,395,000, or $0.56 per basic and diluted share, for the six months ended June 30, 1999.

    Total revenues increased $28,078,000 to $44,557,000 for the six months ended June 30, 2000 from $16,479,000 for the same period in 1999. In 2000, revenue consisted of $5,922,000 in royalties and product sales and $38,635,000 in collaborative and other research and development revenue. In 1999, we earned $2,874,000 in royalties and product sales and $13,605,000 in collaborative and other research and development revenue.

    Royalties and product sales consist of Agenerase royalty revenue from Glaxo Wellcome as well as initial sales of commercial drug substance to Kissei in Japan in the second quarter of 1999. Agenerase royalty revenue from Glaxo Wellcome was recognized for the first time in the second quarter of 1999 and is based upon the worldwide net sales of Agenerase as provided by Glaxo Wellcome.

    Collaborative and other research and development revenue increased $25,030,000 for the six month period ended June 30, 2000 compared with the same period in 1999 primarily due to new collaborative agreements. In the second quarter of 2000, we recognized a $10,000,000 payment for prior research costs from Aventis S.A. under the terms of a collaborative agreement signed during the second half of 1999. Additionally, in May 2000 we entered into a new collaborative agreement with Novartis to collaborate on the discovery, development and commercialization of small molecule drugs directed at targets in the kinase protein family. In connection with this contract, we recognized a $15,000,000 non-refundable payment upon signing the agreement and $3,600,000 in product research funding. Collaborative and other research and development revenue for the six months ended June 30, 1999 included a $5,000,000 milestone payment from Glaxo Wellcome for U.S. FDA approval of Agenerase. The balance of collaborative and other research and development revenue for both 2000 and 1999 is made up of development reimbursements and research support payments from other collaborative partners.

    Total costs and expenses increased to $53,666,000 for the six months ended June 30, 2000 from $50,071, 000 for the six months ended June 30, 1999. Royalties and product costs of $1,972,000 and $1,199,000 for the first six months of 2000 and 1999, respectively, consist of royalty payments to G.D. Searle and the cost of commercial drug substance sold to Kissei in the second quarter of 1999.

    Research and development expenses increased to $38,428,000 in the first half of 2000 from $37,634,000 in the first half of 1999 principally due to the continued expansion of our research and development operations. Related to our expansion were increases in facilities expenses, equipment depreciation and increased technology license payments for access to gene database information. The expenses associated with the expansion were partially offset by a decrease in external development activities associated with certain drug candidates. We anticipate that research and development expenses will increase as personnel are added and additional research and development activities are expanded to accommodate existing collaborations and additional commitments we may undertake in the future.

    Sales, general and administrative expenses increased during the first half of 2000 to $13,266,000 from $11,238,000 in the first half of 1999 due primarily to increases in personnel and professional expenses. Legal and patent expenses increased due to costs associated with new collaborative agreements, general business activities and expanding efforts to protect our intellectual property.

    Net interest income decreased to $5,539,000 in the first six months of 2000 from $5,622,000 in the first six months of 1999. The decrease was primarily due to lower levels of cash and investments for the majority of the first quarter of 2000 as compared with the same period of 1999.

    Using the equity method of accounting, we recorded $24,000 as our share of the income in Altus Biologics Inc. (Altus) for the six month period ended
June 30, 2000, compared with $425,000 as our share of Altus' loss for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Our operations have been funded principally through strategic collaborative agreements, public offerings and private placements of our equity and debt securities, equipment lease financing, and investment income. With the approval and launch of Agenerase in April 1999, we began receiving product royalty revenues. In March 2000, we issued $175,000,000 of convertible subordinated notes. We have continued to increase and advance products in our research and development pipeline. Consequently, we expect to incur losses on a quarterly and annual basis as we continue to develop existing and future compounds and to conduct clinical trials of potential drugs. We also expect to incur substantial administrative and commercialization expenditures in the future and additional expenses related to filing, prosecution, defense and enforcement of patent and other intellectual property rights.

    We expect to finance these substantial cash needs with future payments under our existing and future collaborative agreements, royalties from the sales of Agenerase, existing cash and investments of $378,385,000 at June 30, 2000, together with investment income earned thereon, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

    Our aggregate cash and investments increased by $190,583,000 during the six months ended June 30, 2000 to $378,385,000. Cash provided by operations was $7,428,000 during the same period. We received $22,500,000 from Novartis in connection with a collaborative agreement signed in May of 2000 of which $18,600,000 was recognized as revenue during the quarter ended June 30, 2000. Under the agreement we will collaborate to discover, develop and commercialize small molecule drugs directed at targets in the kinase protein family. Under a collaborative agreement with Aventis signed in October 1999, we received a $10,000,000 payment for prior research costs in May of 2000. We continue to invest in equipment and leasehold improvements for facilities to meet the operating needs associated with the growth in our headcount. Property and equipment expenditures were $4,432,000 for the first six months of 2000. Cash provided by financing activities for the first quarter of 2000 was $187,943,000. We received $169,660,000 in net proceeds from the issuance of $175,000,000 of convertible subordinated notes in March of 2000. Additionally, issuances of common stock under employee benefit plans in the first six months of 2000 resulted in a $19,519,000 increase to common stock and additional paid in capital.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, which addresses accounting policies to be applied in the recognition, presentation and disclosure of revenues from contract partnerships in financial statements filed with the SEC. On June 26, 2000, the SEC issued SAB 101B which delays the implementation of SAB 101 until no later than the fiscal quarter ending December 31, 2000, in order to provide companies with additional time to determine the effect that a change in accounting policy under SAB 101 will have on their revenue recognition practices. Together with our independent accountants, we are continuing to review the potential effect that the implementation of SAB 101 would have on our net financial results. The implementation of SAB 101 could have a material effect on the reported financial results for the year ending December 31, 2000.

    In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation", which provides guidance for issues that have arisen in applying APB No. 25, "Accounting for Stock Issued to Employees". This Interpretation is generally effective for transactions occurring after July 1, 2000 except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 31, 1998. We believe that this interpretation will not have a material impact on net financial results.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There are no material changes to our assessment of market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 1999.

                                    PART II.
                               OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

    The Company's Annual Meeting of Stockholders was held on May 23, 2000. The stockholders elected Barry M. Bloom and Bruce I. Sachs to the class of directors whose term expires in 2003. The tabulation of votes with respect to the election of such directors is as follows:

                                                TOTAL VOTE FOR:   TOTAL VOTE WITHHELD:
                                                ---------------   --------------------
Barry M. Bloom................................     21,440,777            16,507
Bruce I. Sachs................................     21,440,767            16,517

    In addition, the stockholders approved the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the 2000 fiscal year by a vote of 21,402,247 shares in favor, 46,067 shares against, and 8,970 shares abstaining.

Item 6.      Exhibits:

                    27   Financial Data Schedule (Submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q
                         submitted to the Securities and Exchange Commission).

                    99   Letter of Independent Accountants.

    REPORTS ON FORM 8-K:

    On August 2, 2000, we filed a Report on Form 8-K dated July 14, 2000, reporting the two-for-one split of our common stock.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               VERTEX PHARMACEUTICALS INCORPORATED

Date: August 14, 2000
                                                   ---------------------------------------------------
                                                   Thomas G. Auchincloss, Jr.
                                                   Vice President of Finance and Treasurer
                                                   (Principal Financial Officer)

Date: August 14, 2000
                                                   ---------------------------------------------------
                                                   Johanna Messina Power
                                                   Assistant Controller