Form 10-Q
period 2000-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2000-11-13
CIK 875320

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the quarterly period ended September 30, 2000

                                       OR

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934 For the transition period from         to

                        Commission File Number 000-19319

                       VERTEX PHARMACEUTICALS INCORPORATED
             (Exact name of registrant as specified in its charter)



          MASSACHUSETTS                                       04-3039129
          -------------                                       -----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



             130 WAVERLY STREET, CAMBRIDGE, MASSACHUSETTS 02139-4242
           -----------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (617) 577-6000
                                 ---------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES   X   NO
                                   -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


COMMON STOCK, PAR VALUE $.01 PER SHARE                59,023,873
--------------------------------------      -----------------------------------
              Class                           Outstanding at  November 9, 2000



                       VERTEX PHARMACEUTICALS INCORPORATED

                                      INDEX



                                                                                                     PAGE
                                                                                                     -----

PART I. -  FINANCIAL INFORMATION

      Item 1.   Condensed Consolidated Financial Statements

                  Report of Independent Accountants                                                   3

                  Condensed Consolidated Balance Sheets -
                           September 30, 2000 and December 31, 1999                                   4

                  Condensed Consolidated Statements of Operations -
                           Three Months Ended September 30,  2000 and 1999                            5

                  Condensed Consolidated Statements of Operations-
                           Nine Months Ended September 30, 2000 and 1999                              6

                  Condensed Consolidated Statements of Cash Flows -
                           Nine Months Ended September 30, 2000 and 1999                              7

                  Notes to Condensed Consolidated Financial Statements                                8

      Item 2.   Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                       11

PART II. -  OTHER INFORMATION                                                                        16
     Item 2.    Changes in Securities and Use of Proceeds                                            16
     Item 6.    Exhibits and Reports on Form 8-K                                                     16

Signatures                                                                                           17


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Vertex Pharmaceuticals
Incorporated:

We have reviewed the accompanying condensed consolidated balance sheets of Vertex Pharmaceuticals Incorporated and its subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations for each of the three-month and nine-month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statement of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2000, except as to the information in Note R for which the date is February 28, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP



Boston, Massachusetts
October 24, 2000

                       VERTEX PHARMACEUTICALS INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                   (Unaudited)



                                                         Pro Forma
                                                        September 30,     September 30,      December 31,
                                                           2000(A)            2000              1999
                                                       ------------------------------------------------------

                                                            ASSETS

Current assets:
   Cash and cash equivalents                                 $457,054          $471,429            $31,548
   Short-term investments                                     241,918           241,918            156,254
   Accounts receivable                                          7,087             7,087              5,956
   Prepaid expenses                                             1,751             1,751              1,439
                                                             --------          --------          ---------

      Total current assets                                    707,810           722,185            195,197

Restricted cash                                                 9,788             9,788              9,788
Property and equipment, net                                    24,691            24,691             24,480
Investment in equity affiliate                                  1,882             1,883              2,276
Other assets                                                   11,475            16,016                704
                                                             --------          --------          ---------

      Total assets                                           $755,646          $774,563           $232,445
                                                             ========          ========          =========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                      $17,012           $31,387            $14,152
   Deferred revenue                                             4,650             4,650              2,000
   Obligations under capital lease and debt                     2,131           163,800              2,366
                                                             --------          --------          ---------

      Total current liabilities                                23,793           199,837             18,518

Obligations under capital lease and debt, excluding
   current portion                                            348,121           348,121              4,693
                                                             --------          --------          ---------

      Total liabilities                                       371,914           547,958             23,211

Stockholders' equity:
Preferred stock, $.01 par value; 1,000,000 authorized;
   none issued                                                     --                --                 --
Common stock, $.01 par value; 100,000,000 authorized;
   issued and outstanding: 58,611,402 pro forma
   shares at September 30, 2000; 54,601,768 shares
   at September 30, 2000; 51,370,728 shares at
   December 31, 1999                                              586               546                514
Additional paid-in-capital                                    602,001           444,914            400,631
Deferred compensation                                             (75)              (75)              (114)
Accumulated other comprehensive income/(loss)                     451               451               (970)
Accumulated deficit                                          (219,231)         (219,231)          (190,827)
                                                             --------          --------          ---------

      Total stockholders' equity                              383,732           226,605            209,234
                                                             --------          --------          ---------
      Total liabilities and stockholders' equity             $755,646          $774,563           $232,445
                                                             ========          ========          =========



(A) The pro forma September 30, 2000 column reflects the conversion of the remaining $161,669,000 of $175,000,000 of 5% Convertible Subordinated Notes, due March 2007 including the reclassification of $4,542,000 of related unamortized deferred debt issuance costs to stockholders' equity. As a result of the conversion, 4,009,634 shares of common stock were issued to holders of the notes. Cash and cash equivalents and accounts payable and accrued expenses have been adjusted to reflect the $14,375,000 "make-whole" payment which was paid in cash on October 5, 2000. (see Note 4)

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                       --------------------------------
                                                                         2000                   1999
                                                                         ----                   ----
Revenues:
     Royalties and product sales                                          $3,221                   $2,180
     Collaborative and other research and development                     10,645                    5,045
                                                                       ---------                 --------
           Total revenues                                                 13,866                    7,225
                                                                       ---------                 --------

Costs and expenses:

     Royalties and product costs                                           1,147                      727
     Research and development                                             21,348                   16,421
     Sales, general and administrative                                     6,543                    6,415
                                                                       ---------                 --------
           Total costs and expenses                                       29,038                   23,563
                                                                       ---------                 --------

Net loss from operations                                                 (15,172)                 (16,338)

Interest income                                                            7,242                    2,336
Interest expense                                                          (2,136)                    (155)
Debt conversion expense                                                  (14,375)                      --
Loss in equity affiliate                                                    (417)                    (129)
                                                                       ---------                 --------

Net loss                                                                $(24,858)                $(14,286)
                                                                       =========                 ========


Basic and diluted loss per common share                                   $(0.46)                  $(0.28)


Basic and diluted weighted average number of
common shares outstanding                                                 53,843                   51,104
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

                       VERTEX PHARMACEUTICALS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)



                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                         2000                    1999
                                                                         ----                    ----
Revenues:
     Royalties and product sales                                          $9,143                  $ 5,054
     Collaborative and other research and development                     49,280                   18,650
                                                                      ----------                ---------
           Total revenues                                                 58,423                   23,704
                                                                      ----------                ---------

Costs and expenses:
     Royalties and product costs                                           3,119                    1,926
     Research and development                                             59,776                   54,055
     Sales, general and administrative                                    19,809                   17,653
                                                                      ----------                ---------
            Total costs and expenses                                     $82,704                  $73,634
                                                                      ----------                ---------

Net loss from operations                                                 (24,281)                 (49,930)

Interest income                                                           15,947                    8,314
Interest expense                                                          (5,302)                    (511)
Debt conversion expense                                                  (14,375)                      --
Loss in equity affiliate                                                    (393)                    (554)
                                                                      ----------                ---------

Net Loss                                                               $ (28,404)               $ (42,681)
                                                                      ==========                =========

Basic and diluted loss per common share                                   $(0.54)                  $(0.84)

Basic and diluted weighted average number of
     common shares outstanding                                            52,782                   50,946
                                                                      ==========                =========



                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                           VERTEX PHARMACEUTICALS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                        2000                     1999
                                                                        ----                     ----
Cash flows from operating activities:
     Net loss ...................................................        $ (28,404)        $ (42,681)
     Adjustments to reconcile net loss to
     net cash used by operating activities:
     Depreciation and amortization ..............................            6,360             4,343
     Amortization of deferred compensation ......................               39                --
     Equity compensation for services rendered ..................               81                --
     Realized losses/(gains) on short-term investments ..........              268              (539)
     Loss in equity affiliate ...................................              393               554
     Changes in assets and liabilities:
           Accounts receivable ..................................           (1,131)           (3,328)
           Prepaid expenses .....................................             (312)              372
           Accounts payable and accrued expenses ................           17,235               269
           Deferred revenue .....................................            2,650                --
                                                                         ---------         ---------
                Net cash used by operating activities ...........           (2,821)          (41,010)
                                                                         ---------         ---------
Cash flows from investing activities:
     Purchases of short-term investments ........................         (289,426)         (288,839)
     Sales and maturities of short-term investments .............          205,677           343,933
     Expenditures for property and equipment ....................           (6,102)          (13,470)
     Restricted cash ............................................               --            (1,882)
     Investment in equity affiliate .............................               --            (3,000)
     Other assets ...............................................             (118)              371
                                                                         ---------         ---------
           Net cash (used) provided by investing activities .....          (89,969)           37,113
                                                                         ---------         ---------
Cash flows from financing activities:
     Repayment of capital lease obligations and debt ............           (1,807)           (2,075)
     Proceeds from the sale of convertible subordinated notes ...          520,000                --
     Costs associated with the sale of convertible
           subordinated notes ...................................          (16,038)               --

     Proceeds from other issuances of common stock ..............           31,278             3,973
                                                                         ---------         ---------
           Net cash provided by financing activities ............          533,433             1,898
                                                                         ---------         ---------
Effect of exchange rate changes on cash .........................             (762)              199
                                                                         ---------         ---------

Increase (decrease) in cash and cash equivalents ................          439,881            (1,800)

Cash and cash equivalents at beginning of period ................           31,548            24,169
                                                                         ---------         ---------
Cash and cash equivalents at end of period ......................        $ 471,429         $  22,369
                                                                         =========         =========

Supplemental disclosure of non-cash financing activities:

     Conversion of convertible subordinated notes net of
         unamortized deferred debt issuance costs (see Note 4) ..        $  12,956                --
                                                                         =========         =========



                 The accompanying notes are an integral part of
                these condensed consolidated financial statements

                       VERTEX PHARMACEUTICALS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying condensed consolidated financial statements are unaudited and have been prepared by Vertex Pharmaceuticals Incorporated (Vertex or the Company) in accordance with generally accepted accounting principles.

         Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform to current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2000 and 1999.

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

2.       Accounting Policies

DEBT ISSUANCE COSTS

         Debt issuance costs are deferred and amortized using the effective interest method over the term of the related debt issuance.

BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible notes. Common equivalent shares have not been included in the diluted loss per share calculations as the effect would be anti-dilutive. Total potential common equivalent shares, at September 30, 2000, consist of 11,026,425 stock options outstanding with a weighted average exercise price of $13.66 and notes convertible into 7,261,304 shares of common stock at a weighted average conversion price of $63.56 per share (See Note 4). Total potential common equivalent shares at September 30, 1999 consisted of 11,506,450 stock options outstanding with a weighted average exercise price of $11.48.

3.       Comprehensive Loss




                                                  FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                        SEPTEMBER 30,                       SEPTEMBER 30,
                                              ----------------------------------- ----------------------------------
                                                    2000              1999             2000              1999
                                                    ----              ----             ----              ----
(In thousands)
Net income (loss)                                 $(24,858)        $(14,286)        $(28,404)        $(42,681)
Changes in other comprehensive loss:
   Unrealized holding gains (losses) on
       investments                                   1,850              297            2,183           (1,183)
   Foreign currency translation adjustment            (242)             306             (762)             199
Total change in other comprehensive loss             1,608              603            1,421             (984)
                                                  --------         --------         --------         --------

Total comprehensive loss                          $(23,250)        $(13,683)        $(26,983)        $(43,665)
                                                  ========         ========         ========         ========



4.       Long-Term Debt

         On March 14, 2000, the Company issued $175,000,000 of 5% Convertible Subordinated Notes, due March 2007 (the March Notes). The March Notes are convertible, at the option of the holder, into common stock at a price equal to $40.32 per share, subject to adjustment under certain circumstances. The deferred costs associated with the issuance of the March Notes were $5,340,000, and the related amortization expense, for the nine-month period ended September 30, 2000 was $423,000.

         On September 15, 2000, the Company issued a call for redemption of the March Notes. As of September 30, 2000, $13,331,000 of the March Notes had been converted by holders into 330,626 shares of common stock. In the third quarter of 2000, the Company reclassified $375,000 of related unamortized deferred debt issuance costs to stockholders' equity in connection with the conversions. As of October 4, 2000, the remaining $161,669,000 of the March Notes were converted by the holders into 4,009,634 shares of common stock. As a result of the call for redemption, the holders of the March Notes were entitled to a "make-whole" payment of $82.14 per $1,000 principal amount of March Notes, which resulted in a one-time charge to earnings of $14,375,000 in the third quarter of 2000. The "make-whole" payment is classified as debt conversion expense on the income statement and is included in accounts payable and accrued expenses on the balance sheet at September 30, 2000. The "make-whole" payment was paid in cash on October 5, 2000.

         On September 19, 2000, the Company issued $345,000,000 of 5% Convertible Subordinated Notes, due September 2007(the September Notes). The September Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 per share, subject to adjustment under certain circumstances. The September Notes bear an interest rate of 5% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the September Notes on March 19 and September 19 of each year. The September Notes are redeemable by the Company at any time on or after September 19, 2003, at specific redemption prices if the closing price of Vertex common stock exceeds 120% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Before September 19, 2003 the Company may redeem the September Notes at a redemption price equal to the principal amount of notes, plus accrued and unpaid interest, if any, and a specified additional payment amount, if the closing price of Vertex common stock exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The deferred costs associated with the sale of the September Notes were $10,698,000 and the related amortization expense, for the nine-month period ended September 30, 2000, was $46,000.

5.       Legal Proceedings

         Chiron Corporation (Chiron) filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. While the length of the stay, the outcome of the reexamination, the effect of that outcome on the lawsuit and the final outcome of the lawsuit cannot be determined, Vertex maintains that the plaintiff's claims are without merit and intends to vigorously defend the lawsuit, if and when it resumes.

6.       Recent Accounting Pronouncements

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101) which, as amended, is to be implemented no later than the fiscal quarter ending December 31, 2000. Vertex and its independent accountants are continuing to review the effect that the implementation of SAB 101 will have on the Company's net financial results. The Company expects that the net effect of SAB 101 will be to defer revenue recognition for some portion of the amounts received by the Company under contract partnerships into future accounting periods. Vertex would record the cumulative effect of this change in accounting principle as of January 1, 2000. The implementation of SAB 101 is expected to have a material effect on the reported financial results for the year ending December 31, 2000.

         In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" (FIN 44), which provides guidance for issues that have arisen in applying APB No. 25, "Accounting for Stock Issued to Employees". This Interpretation is generally effective for transactions occurring after July 1, 2000 except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 31, 1998. The Company has evaluated the effects of FIN 44 on its financial position and results of operations and has determined any such effects to be immaterial.

7.       Recent Collaborative Agreements

         On May 8, 2000 the Company entered into an agreement with Novartis Pharma AG to collaborate on the discovery, development and commercialization of small molecule drugs directed at targets in the kinase protein family. Under the agreement, Novartis agreed to pay the Company up to approximately $600 million in pre-commercial payments, comprised of $15 million paid upon signing of the agreement, up to $200 million in product research funding over six years and up to approximately $400 million in further license fees, milestone payments and cost reimbursements. These amounts are based on the development of eight drug candidates. In addition, Novartis created a $200 million loan facility to support certain clinical studies which the Company may draw down in increments up to $25 million. The loan is interest free and Novartis will forgive the full amount of any advances if Novartis accepts the drug candidate for development under the Company's agreement with Novartis. Vertex will have the responsibility for drug discovery and clinical proof-of-concept testing of drug candidates. Novartis will have exclusive worldwide development, manufacturing and marketing rights to clinically and commercially relevant drug candidates that it accepts for development from the Company. The Company will receive royalties on any products that are marketed as part of the collaboration. Subject to certain conditions, the Company will have co-promotion rights in the United States and Europe. Vertex will retain the rights to any intellectual property resulting from this collaboration. Novartis may terminate this agreement without cause after four years upon one year's written notice. In June 2000, Vertex received clearance for the agreement under the Hart Scott Rodino Antitrust Improvements Act of 1976. The Company recognized approximately $25,146,000 in revenue under the contract during the nine-months ended September 30, 2000.

8.       Stockholders' Equity

         On July 14, 2000, the Company's board of directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend distributed on August 23, 2000 to shareholders of record as of August 9, 2000. All share data in these Financial Statements and the Management's Discussion and Analysis have been adjusted to reflect the stock split for all periods presented.

9.       Subsequent Events

         On October 4, 2000, the conversion of the March Notes was completed. All of the holders of the March Notes converted their notes into common stock at a price of $40.32 per share. As a result of the conversion, the Company issued a total of 4,340,260 shares of common stock to holders of the March Notes. Also, on October 5, 2000, the Company made a "make-whole" payment of $82.14 per $1,000 principal amount of the March Notes, which resulted in a one-time charge to earnings of $14,375,000 in the third quarter of 2000 which is classified as debt conversion expense on the income statement.

         In November 2000, the Company received a $3,000,000 milestone payment from Glaxo Welcome, plc (Glaxo) as a result of Glaxo receiving approval from the European Commission to market the HIV protease inhibitor Agenerase, in all 15 countries of the European Union.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         This discussion contains forward-looking statements, which are subject to certain risks and uncertainties that can cause actual results to differ materially from those described. Factors that may cause such differences include but are not limited to, uncertainties relating to our ability to successfully discover, develop, test, and secure regulatory approval of any of our current or future drug candidates, uncertainties regarding our ability to obtain financial and other resources for our research, development and commercial activities, and uncertainty regarding the effect of SAB 101 on Vertex's financial results, as well as those described in the section of our annual report on Form 10-K entitled "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly update or revise these forward-looking statements to reflect events or circumstances after the date hereof.

         We discover, develop and market small molecule drugs that address major unmet medical needs. We have twelve drug candidates in development to treat viral diseases, inflammation, cancer, autoimmune diseases and neurological disorders. We have created our pipeline using a proprietary, information-intensive approach to drug design that integrates multiple technologies in biology, chemistry and biophysics aimed at increasing the speed and success rate of drug discovery.

         Our first approved product is Agenerase-TM- (amprenavir), an HIV protease inhibitor, which we co-promote with Glaxo Wellcome plc. We are earning a royalty from Glaxo Wellcome from sales of Agenerase. Agenerase has also received approval in other countries, including Japan where the drug is sold under the trade name Prozei-TM-. Agenerase was approved in the European Union on October 23, 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS
ENDED SEPTEMBER 30, 1999.

         The net loss for the three months ended September 30, 2000 was $24,858,000 or $0.46 per basic and diluted share, compared to a net loss of $14,286,000 or $0.28 per basic and diluted share, for the same period in 1999. The net operating loss before debt conversion expense for the three months ended September 30, 2000 was $10,483,000 or $0.19 per basic and diluted share.

         Total revenues increased to $13,866,000 in the third quarter of 2000 from $7,225,000 in the third quarter of 1999. In the third quarter of 2000, royalty and product sales revenue was $3,221,000 and collaborative and other research and development revenue was $10,645,000. In the third quarter of 1999, we recognized $2,180,000 in royalties and product sales and $5,045,000 in collaborative and other research and development revenue.

         Royalty and product sales revenue consists of Agenerase royalty revenue from Glaxo Wellcome as well as sales of commercial drug substance to Kissei Pharmaceutical Co., Ltd. ("Kissei") in Japan in the third quarter of 2000. Agenerase royalty revenue is based upon worldwide net sales of Agenerase as provided by Glaxo Wellcome.

         The growth in collaborative and other research and development revenue in the third quarter of 2000, as compared with the third quarter of 1999, is principally due to a new collaborative agreement with Novartis Pharma AG (Novartis) entered into in May of 2000. We recorded $6,591,000 in collaborative revenue from Novartis in the third quarter of 2000 under the agreement. As of June 30, 2000, the research support payments from Kissei under the p38 MAP Kinase collaboration ended. The balance of collaborative and other research and development revenue for both 2000 and 1999 is made up of development reimbursements and research support payments from other collaborative partners.

         Total costs and expenses increased to $29,038,000 in the third quarter of 2000 from $23,563,000 in the third quarter of 1999. Royalties and product costs of $1,147,000 and $727,000 in the third quarter of 2000 and 1999, respectively, consist of royalty payments to G.D. Searle on the sales of Agenerase as well as the cost of commercial drug substance sold to Kissei in the third quarter of 2000. The increase in royalties and product costs is due primarily to increased royalties paid to G.D. Searle.

         Research and development expenses increased $4,927,000 during the three months ended September 30, 2000 as compared with same period in 1999. We continue to expand our research and development operations both in the US and the UK. Related to our expansion were increases in personnel, facilities expenses, equipment depreciation and increased technology license payments for access to gene database information. Additionally, there was an increase in development expenditures due to increased development activities associated with our IMPDH inhibitor, VX-497, and our p38 MAP Kinase inhibitor, VX-745. We anticipate that research and development expenses will increase as personnel are added and additional research and development activities are expanded to accommodate existing collaborations and additional commitments we may undertake in the future.

         Sales, general and administrative expenses increased slightly in the third quarter of 2000 from the third quarter of 1999. We expect that sales, general and administrative expenses will continue to increase as we continue to grow.

         Interest income increased to $7,242,000 in the third quarter of 2000 from $2,336,000 in the third quarter of 1999. The increase was due to higher levels of cash and investments during the third quarter of 2000 as compared with the same period of 1999 as a result of the proceeds received from the issuances of convertible notes in March and September of 2000.

         Interest expense increased $1,981,000 to $2,136,000 for the three months ended September 30, 2000 from $155,000 for the same period in 1999. The increase is due to interest expense associated with the convertible notes issued in March and September of 2000.

         In the third quarter of 2000 we recognized debt conversion expense of $14,375,000, representing the "make-whole" payment resulting from the call for redemption of our $175,000,000 aggregate principal amount of 5% Convertible Subordinated Notes due March 2007 (the March Notes). As a result of the call for redemption issued on September 15, 2000, the holders of the March Notes were entitled to a "make-whole" payment of $82.14 per $1,000 principal amount of the March Notes, which was paid in cash on October 5, 2000.

         Using the equity method of accounting, we recorded $417,000 as our share of the loss in Altus Biologics Inc. (Altus) for the three month period ended September 30, 2000, compared with $129,000 for the same period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999.

         The net loss for the nine months ended September 30, 2000 was $28,404,000, or $0.54 per basic and diluted share, compared to $42,681,000, or $0.84 per basic and diluted share, for the nine months ended September 30, 1999. The net operating loss before debt conversion expense for the nine months ended September 30, 2000 was $14,029,000 or $0.27 per basic and diluted share.

         Total revenues for the period increased $34,719,000 to $58,423,000 for the nine months ended September 30, 2000 from $23,704,000 for the same period in 1999. In 2000, revenue consisted of $9,143,000 in royalties and product sales and $49,280,000 in collaborative and other research and development revenue. In 1999, we earned $5,054,000 in royalties and product sales and $18,650,000 in collaborative and other research and development revenue.

         Royalties and product sales consist of Agenerase royalty revenue from Glaxo Wellcome as well as sales of commercial drug substance to Kissei in Japan. Agenerase royalty revenue from Glaxo Wellcome was recognized for the first time in the second quarter of 1999 and is based upon the worldwide net sales of Agenerase as provided by Glaxo Wellcome.

         Collaborative and other research and revenue increased $30,630,000 for the nine-month period ended September 30, 2000 compared with the same period in 1999 primarily due to new collaborative agreements. In the second quarter of 2000, we recognized a $10,000,000 payment for prior research costs from Aventis S.A. under the terms of a collaborative agreement signed during the second half of 1999. Additionally, in May 2000 we entered into a new collaborative agreement with Novartis to collaborate on the discovery, development and commercialization of small molecule drugs directed at targets in the kinase protein family. In connection with this contract, we recognized a $15,000,000 payment upon signing the agreement and $10,146,000 in product research funding. As of June 30, 2000, the research support payments from Kissei under the p38 MAP Kinase collaboration ended. Collaborative and other research and development revenue for the nine months ended September 30,1999 included a $5,000,000 milestone payment from Glaxo Wellcome for U.S. FDA approval of Agenerase. The balance of collaborative and other research and development revenue for both 2000 and 1999 is made up of development reimbursements and research support payments from other collaborative partners.

         Total costs and expenses increased to $82,704,000 for the nine months ended September 30, 2000 from $73,634,000 for the nine months ended September 30, 1999. Royalties and product costs of $3,119,000 and $1,926,000 for the first nine months of 2000 and 1999, respectively, consist of royalty payments to G.D. Searle and the cost of commercial drug substance sold to Kissei.

         Research and development expenses increased to $59,776,000 in 2000 from $54,055,000 in 1999 principally due to the continued expansion of our research and development operations. Related to our expansion were increases in personnel, facilities expenses, equipment depreciation and increased technology license payments for access to gene database information. The expenses associated with the expansion were partially offset by a decrease in external development activities associated with certain drug candidates.

         Sales, general and administrative expenses increased during 2000 to $19,809,000 from $17,653,000 in 1999 due primarily to increases in personnel and professional expenses in the first two quarters of 2000. Legal and patent expenses increased due to costs associated with new collaborative agreements, general business activities and expanding efforts to protect our intellectual property.

         Interest income increased to $15,947,000 in the first three quarters of 2000 from $8,314,000 in the first three quarters of 1999. The increase was primarily due to higher levels of cash and investments as a result of the proceeds received from the issuances of convertible notes in March and September of 2000.

         Interest expense increased by $4,791,000 due to interest expense associated with the convertible notes issued in March and September of 2000.

         In the third quarter of 2000 we recognized debt conversion expense of $14,375,000, representing the "make-whole" payment resulting from the call for redemption of the March Notes. As a result of the call for redemption issued on September 15, 2000, the holders of the March Notes were entitled to a "make-whole" payment of $82.14 per $1,000 principal amount of the March Notes, which was paid in cash on October 5, 2000.

         Using the equity method of accounting, we recorded $393,000 as our share of the loss in Altus Biologics Inc. (Altus) for the nine month period ended September 30, 2000, compared with $554,000 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations have been funded principally through strategic collaborative agreements, public offerings and private placements of our equity and debt securities, equipment lease financing, and investment income. With the approval and launch of Agenerase in April 1999, we began receiving product royalty revenues. During the nine months ended September 30, 2000, we completed a private placement of $175,000,000 of 5% Convertible Subordinated Notes due March 2007 and $345,000,000 of 5% Convertible Subordinated Notes due September 2007. We have continued to increase and advance products in our research and development pipeline. Consequently, we expect to incur losses on a quarterly and annual basis as we continue to develop existing and future compounds and to conduct clinical trials of potential drugs. We also expect to incur substantial administrative and commercialization expenditures in the future and additional expenses related to filing, prosecution, defense and enforcement of patent and other intellectual property rights.

         We expect to finance these substantial cash needs with future payments under our existing and future collaborative agreements, royalties from the sales of Agenerase, existing cash and investments of $713,347,000 at September 30, 2000, together with investment income earned thereon, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

         Our aggregate cash and investments increased by $525,545,000 during the nine months ended September 30, 2000 to $713,347,000. Cash used by operations was $2,821,000 during the same period. We received $30,000,000 from Novartis in connection with a collaborative agreement signed in May of 2000 of which $25,146,000 was recognized as revenue during the nine months ended September 30, 2000. Under the agreement, we will collaborate to discover, develop and commercialize small molecule drugs directed at targets in the kinase protein family. Under a collaborative agreement with Aventis signed in October 1999, we received a $10,000,000 payment for prior research costs in May of 2000. We continue to invest in equipment and leasehold improvements for facilities to meet the operating needs associated with the growth in our headcount. Property and equipment expenditures were $6,102,000 for the first nine months of 2000. Cash provided by financing activities for the third quarter of 2000 was $533,433,000. We received $503,962,000 in net proceeds from the issuance of $175,000,000 and $345,000,000 of convertible subordinated notes in March and September of 2000, respectively. Additionally, issuance of common stock under employee benefit plans in the first nine months of 2000 resulted in a $31,278,000 increase to common stock and additional paid in capital.

         On September 15, 2000, the Company issued a call for redemption of the March Notes. As of September 30, 2000, $13,331,000 of the March Notes were converted by holders into 330,626 shares of common stock at a price of $40.32 per share. The Company reclassified $375,000 of related unamortized deferred debt issuance costs to stockholders' equity as part of the conversion in the third quarter of 2000. As of October 4, 2000, the remaining $161,669,000 of the March Notes were converted by the holders into 4,009,634 shares of common stock at a price of $40.32 per share. In connection with the call for redemption, the holders of the notes were entitled to a "make-whole" payment of $82.14 per $1,000 principal amount of notes, which resulted in a one-time charge to earnings of $14,375,000 in the third quarter of 2000. The "make-whole" payment is included in accounts payable and accrued expenses on the balance sheet at September 30, 2000 and was paid in cash on October 5, 2000.

LEGAL PROCEEDINGS

         Chiron ("Chiron") filed suit on July 30, 1998 against Vertex and Eli Lilly and Company ("Lilly") in the United States District Court for the Northern District of California, alleging infringement of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents in suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. While the length of the stay, the outcome of the reexamination, the effect of that outcome on the lawsuit and the final outcome of the lawsuit cannot be determined, we believe, based on information currently available, that the ultimate outcome of the action will not have a material impact on our consolidated financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB 101) which, as amended, is expected to be implemented no later than the fiscal quarter ending December 31, 2000. Together with our independent accountants, we are continuing to review the effect that the implementation of SAB 101 would have on our net financial results. We expect that the net effect of SAB 101 will be to defer revenue recognition for some portion of the amounts received under contract partnerships into future accounting periods. We would record the cumulative effect of this change in accounting principle as of January 1, 2000. The implementation of SAB 101 is expected to have a material effect on the reported financial results for the year ending December 31, 2000.

         In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving

Stock Compensation" (FIN 44), which provides guidance for issues that have arisen in applying APB No. 25, "Accounting for Stock Issued to Employees". This Interpretation is generally effective for transactions occurring after July 1, 2000 except for the provisions related to repricings and the definition of an employee, which apply to awards issued after December 31, 1998. We have evaluated the effects of FIN 44 on our financial position and results of operations and have determined any such effects to be immaterial.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There are no material to our assessment of market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 1999.

PART II.

OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

         On September 19, 2000, the Company issued $345,000,000 of Convertible Subordinated Notes due September 2007 (September Notes) in a transaction which was exempt from registration under the Securities Act of 1933 pursuant to Rule 144A as a sale to qualified institutional buyers. The September Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 per share, subject to adjustment in certain circumstances. The initial purchasers of the September Notes were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, Robertson Stephens, Inc. and Chase Securities Inc.

Item 6.

(a) Exhibits:

4.1 Indenture dated as of September 19, 2000 between the Company and State Street Bank and Trust Company.

4.2 Registration Rights Agreement dated as of September 19, 2000 among the Company and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, Robertson Stephens, Inc., Chase Securities Inc. and J.P. Morgan Securities Inc., as Initial Purchasers.

27 Financial Data Schedule (Submitted as an exhibit only in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission).

99  Letter of Independent Accountants.

(b) Reports on Form 8-K:

On August 1, 2000, we filed a Report on Form 8-K dated July 14, 2000, reporting the two-for-one split of our common stock.

On September 11, 2000 we filed a Report on Form 8-K dated September 8, 2000, reporting our intention to redeem our 5% Convertible Subordinated Notes due March 2007 and a private offering of Convertible Subordinated Notes.

On September 14, 2000, we filed a Report on Form 8-K dated September 13, 2000, reporting our sale of $300 million of Convertible Subordinated Notes due September 2007.

On September 15, 2000, we filed a Report on Form 8-K dated September 15, 2000, reporting the call for redemption of our Convertible Subordinated Notes due March 2007.

On September 19, 2000, we filed a Report on Form 8-K dated September 19, 2000, reporting that the initial purchasers of the Convertible Subordinated Notes due September 2007 had exercised in full their over-allotment option.

On October 5, 2000, we filed a Report on Form 8-K dated October 5, 2000, reporting that all of the Convertible Subordinated Notes due March 2007 had been converted in lieu of redemption.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         VERTEX PHARMACEUTICALS INCORPORATED


Date:   November 13, 2000
        Thomas G. Auchincloss, Jr.
        Vice of Finance and Treasurer
        (Principal Financial Officer)

Date:   November 13, 2000
        Johanna Messina Power
        Assistant Controller