Form 10-K
period 2000-12-31
VERTEX PHARMACEUTICALS INC / MA
filed 2001-03-26
CIK 875320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER 000-19319

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

      (Registrant's telephone number, including area code) (617) 577-6000

                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

    As of March 12, 2001 there were outstanding 60,150,471 shares of Common Stock, $.01 par value per share. The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, based upon the last sales price for such stock on that date as reported by the Nasdaq Stock Market, was approximately $1,887,463,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 8, 2001 are incorporated by reference into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                                                                        PAGE
                                                                                      --------
                                           PART I
Item 1.                 Business....................................................      1
                        Executive Officers and Directors............................     22
                        Scientific Advisory Board...................................     24
                        Risk Factors................................................     25
Item 2.                 Properties..................................................     32
Item 3.                 Legal Proceedings...........................................     32
Item 4.                 Submission of Matters to a Vote of Security Holders.........     32

                                           PART II
Item 5.                 Market for the Registrant's Common Equity and Related
                        Stockholder Matters.........................................     33
Item 6.                 Selected Financial Data.....................................     34
Item 7.                 Management's Discussion and Analysis of Financial Condition
                        and Results of Operation....................................     35
Item 7a.                Quantitative and Qualitative Disclosures about Market
                        Risk........................................................     39
Item 8.                 Financial Statements and Supplementary Data.................     40
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     40

                                          PART III
Item 10.                Directors and Executive Officers of the Registrant..........     40
Item 11.                Executive Compensation......................................     40
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................     40
Item 13.                Certain Relationships and Related Transactions..............     40

                                           PART IV
Item 14.                Exhibits, Financial Statement Schedules and Reports on
                        Form 8-K....................................................     41

    The "Company," "Vertex," "we" and "us," as used in this Annual Report on Form 10-K, refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation.

    "Vertex" is a registered trademark of Vertex Pharmaceuticals Incorporated, and "Incel" is a trademark of Vertex Pharmaceuticals Incorporated. "Agenerase" is a registered trademark of GlaxoSmithKline. "Prozei" is a trademark of Kissei Pharmaceutical Co., Ltd. Other brands, names and trademarks contained in this Report are the property of their respective owners.

    All share and per share data in this Report give effect to the 2-for-1 stock split that we effected as a stock dividend on August 23, 2000.

                           FORWARD-LOOKING STATEMENTS

    Our disclosure in this Annual Report on Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these statements include, among other things, statements relating to:

    - our business strategy;

    - our predicted development and commercial timelines;

    - the development of our products;

    - the establishment and development of collaborative partnerships;

    - our ability to identify new potential products;

    - our ability to achieve commercial acceptance of our products;

    - our ability to scale-up our manufacturing capabilities and facilities;

    - the potential for the acquisition of new and complementary technologies;

    - our projected capital expenditures; and

    - our liquidity.

    Any or all of our forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

    We provide a cautionary discussion of risks and uncertainties under "Risk Factors" in Item 1 of this Report. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

                                     PART I

ITEM 1. BUSINESS

    We are a biotechnology company that seeks to discover, develop and commercialize novel small molecule drugs that address significant markets with major unmet medical needs, including the treatment of viral diseases, cancer, autoimmune and inflammatory diseases, and neurological disorders. Our drug design platform integrates advanced biology, chemistry, biophysics and information technologies to make the drug discovery process more efficient and productive. To date, we have discovered and advanced one product that has reached the market--the HIV protease inhibitor Agenerase-Registered Trademark- (amprenavir)--and we have 12 additional drug candidates in development.

    We intend to commercialize some of our products independently and some with partners. We have significant collaborations with Aventis, Eli Lilly, GlaxoSmithKline, Kissei, Novartis, Schering AG (Germany), Serono and Taisho. These collaborations provide us with financial support and other valuable resources for our research programs, development of our clinical drug candidates, and marketing and sales of our products. We believe that we are positioned to commercialize multiple products in the coming years, which we expect will generate increased milestone payments, product revenues and royalty payments. We have additional research programs underway, and novel Vertex drug candidates targeting bacterial gyrase, specific kinases, caspases, and hepatitis C virus (HCV) protease could enter preclinical studies within the next
12 months. These drug candidates may have application in the treatment of bacterial infection, cancer, inflammation, and neurological disease, and HCV infection.

    We believe that the emergence of large amounts of information from genomic research represents an unprecedented opportunity for drug discovery directed at novel biological targets. Chemogenomics, our proprietary, systematic, genomics-based platform, is designed to speed drug discovery as well as to expand intellectual property coverage of drug candidate compounds and classes of related compounds. As part of this approach, we are pursuing a strategy of parallel drug design directed at gene families, which are groups of genes with similar sequences that code for structurally similar proteins. Using this strategy, we seek to identify classes of chemical inhibitors (drug-like molecules) that are applicable for clusters of closely related targets that have different biological functions. We believe that chemogenomics will enhance the speed and productivity of drug design efforts directed at novel biological targets, secure for us valuable intellectual property in gene families of interest, and ultimately result in the market introduction of major new drugs.

    We are presently applying our expertise in chemogenomics to focus on the protein kinase and caspase gene families, two areas in which we believe we can leverage our drug design expertise to create product candidates that address a variety of sizable therapeutic indications. In May 2000, we entered into a collaboration with Novartis which will provide us up to $800 million in pre-commercial payments to discover, develop and commercialize up to eight kinase inhibitors for the treatment of a range of diseases, including cancer, cardiovascular diseases, and inflammatory diseases. The financial and technological support provided by Novartis enables us to expand both our infrastructure and our chemogenomics efforts in the protein kinase gene family. In addition, we have begun exploring other gene families. We anticipate establishing additional partnerships with major pharmaceutical companies in order to obtain the funding and resources needed to expand our discovery efforts in additional gene families.

    Over the next few years, we expect to continue our research and development efforts and to bring drug candidates through late stage clinical development and into commercialization. We also expect to license and acquire technologies, resources and products that have the potential to strengthen our drug discovery platform, product pipeline and commercial capabilities.

MARKETED AND DEVELOPMENT STAGE PRODUCTS

    Our first product, Agenerase, received accelerated approval from the FDA in April 1999 and was launched in May 1999. Agenerase, which was designed by Vertex, is marketed in the United States by GlaxoSmithKline. We co-promote Agenerase in the United States and in key E.U. countries. Total sales of the drug for the twelve months ended December 31, 2000 were $79.3 million, resulting in $12.0 million in product sales and royalty revenue to Vertex.

    Agenerase is the first of many Vertex-discovered products that we intend to commercialize, by ourselves and with partners, in the coming years. The accompanying chart describes our product pipeline. One of our drug candidates in development is presently in Phase III clinical development, six are presently in Phase II clinical development, one is presently in Phase I clinical development, four are in preclinical development.

                                                                              ESTIMATED U.S.
                                                      COMPANY WITH               PATIENT
                                                    MARKETING RIGHTS            POPULATION
DRUG            CLINICAL INDICATIONS    PHASE           (REGION)                (MILLIONS)
----            ---------------------  --------   ---------------------  ------------------------
INFECTIOUS DISEASE

VX-175          HIV                    III        GlaxoSmithKline        0.9
                                                  (Worldwide except Far
                                                  East); Vertex co-
                                                  promote (U.S. and
                                                  E.U.); Kissei
                                                  (Japan)*

VX-497          Chronic hepatitis C    II         Vertex (Worldwide)     2.7
(merimempodib)

CANCER

Incel-TM-       Multidrug resistant    II         Vertex (Worldwide)     0.5 (tumor incidence in
                solid tumor cancers                                      target diseases)

VX-853          Multidrug resistant    I/II       Vertex (Worldwide)     0.5 (tumor incidence in
                solid tumor cancers                                      target diseases)

INFLAMMATION AND AUTOIMMUNE DISEASE

VX-740          Rheumatoid arthritis   II         Aventis (Worldwide);   2.1 (RA)
(pralnacasan)   (RA); inflammatory                Vertex co-promote
                diseases                          (U.S. and E.U.)

VX-745          RA; inflammatory       II         Kissei (Japan) Vertex  2.1 (RA)
                diseases                          (R.O.W.)

VX-148          Autoimmune diseases    I          Vertex (Worldwide)     NA

VX-944          Autoimmune diseases    Preclin    Vertex (Worldwide)     NA

VX-850          Inflammatory diseases  Preclin    Kissei (Japan)*;       NA
                                                  Vertex (R.O.W.)

VX-702          Inflammatory diseases  Preclin    Kissei (Japan);        NA
                                                  Vertex (R.O.W.)

VX-765          Inflammatory diseases  Preclin    Vertex (Worldwide)     NA

NEUROLOGICAL DISEASE

Timcodar        Diabetic neuropathy    II         Schering AG (E.U.;     1.3
(VX-853)                                          profit sharing in
                                                  U.S.)*

------------------------

*   Development option

RESEARCH PROGRAMS

    We have several research programs underway at the discovery stage, including multitarget programs that are representative of our chemogenomics approach, as well as single target programs. We expect to advance numerous drug candidates into development in the next several years that are based on this ongoing research.

                                                                 COMPANY WITH MARKETING
MOLECULAR TARGET                   CLINICAL INDICATIONS              RIGHTS (REGION)
----------------               -----------------------------  -----------------------------
Caspases                       Neurological diseases;         Taisho (Japan);
                               cardiovascular diseases        Serono(R.O.W.); Vertex joint
                                                              venture (North America)

Kinases                        Cancer; inflammatory           Novartis (Worldwide); Vertex
                               diseases; neurodegenerative    co-promote (U.S. & E.U.)
                               diseases

HCV protease                   Hepatitis C                    Eli Lilly (Worldwide); Vertex
                                                              co-promote (U.S.)

HCV helicase                   Hepatitis C                    Vertex (Worldwide)

Bacterial DNA gyrase B         Bacterial infections           Vertex (Worldwide)

COMMERCIAL PRODUCT AND CLINICAL DEVELOPMENT PROGRAMS

    We have one product on the market and eight additional drug candidates in clinical development to treat viral diseases, cancer, autoimmune and inflammatory diseases and neurological disorders.

ANTIVIRAL PROGRAMS

HIV/AIDS PROGRAM

AGENERASE

    Our first marketed product is Agenerase (amprenavir), an orally deliverable drug for the treatment of HIV infection and AIDS. A second generation HIV protease inhibitor, Agenerase was developed by us in collaboration with GlaxoSmithKline. We used our expertise in structure-based drug design to create and develop Agenerase to address unmet needs in the treatment of HIV. GlaxoSmithKline is marketing Agenerase worldwide except for the Far East. We co-promote Agenerase in the U.S. and Europe. Agenerase received regulatory approval in the U.S. in April 1999, and it has also been approved in the 15 member states of the European Union, as well as Argentina, Brazil, Colombia, Chile, Ghana, Israel, Latvia, Malawi, Mexico, Switzerland, Uruguay, and other countries. In Japan, we collaborated with Kissei Pharmaceutical Co., Ltd. in the development of amprenavir, which is sold by Kissei under the trade name Prozei-TM-. We receive royalties on sales of amprenavir by GlaxoSmithKline and Kissei. We also supply amprenavir bulk drug substance to Kissei. More than 16,000 patients in the U.S. take Agenerase as part of combination therapy for the treatment of HIV. Agenerase's share of the HIV protease inhibitor prescriptions in the U.S. was approximately 8% as of December 31, 2000.

    To support the use of Agenerase in the marketplace, GlaxoSmithKline has undertaken a broad Phase IV clinical program aimed at evaluating the drug's use as part of different drug combinations in a variety of patient populations. In collaboration with GlaxoSmithKline, we have initiated several of our own post-marketing clinical studies.

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

    We believe that Agenerase is distinguished from other protease inhibitors by its:

    - longer half-life, which allows for convenient twice-daily dosing and provides high levels of the drug in the bloodstream;

    - ability to be dosed effectively with or without food, providing convenience for patients; and

    - lower levels of cross-resistance to other protease inhibitors.

    Preliminary data have shown that Agenerase is less associated with high cholesterol and triglyceride levels, and less associated with syndromes of fat redistribution than have been reported for other anti-HIV drugs. Further study will be required to confirm these preliminary data and to understand more fully the clinical significance of Agenerase's resistance profile. Combination studies of Agenerase and the protease inhibitor ritonavir presented at major medical conferences, including the 8th Conference on Retroviruses and Opportunistic Infections in Chicago in February 2001, have suggested that ritonavir significantly boosts levels of Agenerase in the bloodstream in both once daily and twice daily dosing regimens. Co-administration with ritonavir has become progressively more frequent in clinical practice, as a strategy of achieving maximum antiviral activity, reducing the likelihood of treatment failure (viral breakthrough), and lowering the overall pill count for patients. More than 50% of Agenerase use in the United States is in combination with ritonavir as of December 2000.

VX-175

    We are developing a second HIV protease inhibitor, VX-175 (also known as GW433908) as part of the GlaxoSmithKline collaboration. In November, VX-175 began two Phase III trials, including one trial that is evaluating VX-175 in a once-daily dosing combination with ritonavir. VX-175 is a prodrug of the HIV protease inhibitor amprenavir that is designed to provide more compact dosing for patients. A prodrug is an inactive compound that is changed metabolically by the body to become active against disease. VX-175 was synthesized first at Vertex and then selected for development by GlaxoSmithKline. With the number of pills that HIV infected patients require daily as part of combination drug regimens, the prodrug's dosing benefit could provide a material increase in physician acceptance of and patient compliance with this product as compared to Agenerase.

    A Phase II clinical study of VX-175 was completed in 2000, and results were presented at the 8th Conference on Retroviruses and Opportunistic Infections in February 2001. Phase II study results showed that VX-175 possesses potent antiviral activity and a strong pharmacokinetic and safety profile. Preclinical studies and Phase I studies found that administration of VX-175 delivered amprenavir, the active ingredient of Agenerase, and also showed dose-proportionality. The FDA has given VX-175 fast track designation. Fast track designation is granted to products that may provide a significant improvement in the safety or effectiveness of the treatment for a serious or life-threatening disease. GlaxoSmithKline is developing the prodrug and has marketing rights in the United States, Europe and certain countries of the Far East. Kissei has an option to develop and commercialize the prodrug in Japan. We have an option to co-promote the prodrug in the United States and the E.U., and we will receive royalties on sales of VX-175, if any. We also retain rights to supply bulk drug substance to GlaxoSmithKline.

BACKGROUND: HIV/AIDS

    Infection with the HIV virus leads to AIDS, a severe, life-threatening impairment of the immune system. The World Health Organization (WHO) estimates that approximately 33.6 million persons worldwide, including approximately 920,000 patients in North America, are infected with HIV.

    Protease inhibitors (PIs) are used as part of combination regimens for the treatment of HIV. PIs block the cleavage of HIV polyproteins into active proteins, and result in the production of non-infectious viral particles. Currently, more than 208,000 of the HIV patients receiving drug treatment in the U.S. take at least one PI. The market for HIV PIs is highly competitive, with five different PIs vying for a share of an almost $1 billion U.S. market. Worldwide sales of HIV PIs were an estimated $2.2 billion in 1999, compared to $1.8 billion in 1998.

    There are now three classes of antiviral drugs approved for the treatment of HIV infection and AIDS: nucleoside reverse transcriptase inhibitors (NRTIs), such as AZT and 3TC; non-nucleoside reverse transcriptase inhibitors (NNRTIs), such as nevarapine; and PIs, including Agenerase. In the United States, more than 16,000 patients take Agenerase as part of combination therapy for the treatment of HIV infection.

HEPATITIS C VIRUS (HCV) INFECTION

IMPDH PROGRAM

    Vertex is developing novel, orally administered inhibitors of the enzyme inosine 5'-monophosphate dehydrogenase (IMPDH), targeting the treatment of both viral and autoimmune diseases. We retain all commercial rights to VX-497 and any second generation compounds resulting from our IMPDH research and development program.

    Our lead compound, VX-497, has demonstrated potent biological activity and oral bioavailability in preclinical and early clinical studies. Data from a Phase I trial in healthy volunteers, completed in 1998, show that VX-497 is well-tolerated in single escalating doses and achieves blood levels well above those necessary to achieve potent inhibition of IMPDH IN VITRO. In
November 1999, we announced preliminary data from a Phase II clinical trial of VX-497 indicating that VX-497, when given as monotherapy to HCV patients who were unresponsive to prior treatment with interferon-alpha, was well tolerated and appears to reduce levels of serum alanine aminotransferase, a marker of liver inflammation, in HCV patients treated for 28 days.

    We have now completed a preliminary analysis of a Phase II study of VX-497 combined with interferon-alpha in patients with HCV infection who have not previously received antiviral treatment. This double-blind, placebo-controlled study began in June 2000. The preliminary results indicate that further clinical development of VX-497 is warranted. A kinetic analysis of viral decline showed that the VX-497 treated patients had an accelerated decline in both the fast and slow phases of viral reduction. This is consistent with an additive antiviral effect mediated by VX-497, when given in combination with interferon alpha. We expect that our next clinical study will investigate VX-497 in combination with Pegylated (PEG) interferon-alpha. We believe that PEG interferon-alpha will soon become the standard of care in the treatment of HCV, either alone or in combination with other drugs, such as ribavirin. VX-497 may have certain safety advantages compared with ribavirin, which is approved for use in combination with interferon-alpha for the treatment of HCV. Ribavirin has been associated with the side effect of hemolytic anemia. The majority of ribavirin treated patients experience a drop in hemoglobin levels, and a significant fraction require dose reduction or withdrawal of therapy.

    In 2000, we advanced two additional IMPDH inhibitors, VX-148 and VX-944, into preclinical development, targeting antiviral and autoimmune indications. VX-148 and VX-944 are chemical compounds structurally distinct from VX-497. One of these agents, VX-148, began a Phase I clinical study in December 2000. More information on VX-148 and VX-944 is available in the section titled "Autoimmune Diseases"

BACKGROUND: IMPDH AND HCV

    Cells require adequate nucleotide levels to sustain RNA and DNA synthesis. Nucleotides can be made available for nucleic acid synthesis via two distinct pathways, the "salvage pathway" and "DE NOVO synthesis." Using the salvage pathway, cells recycle nucleosides derived from breakdown of nucleic acids, whereas with DE NOVO synthesis the purine or pyrimidine ring systems of the nucleotides are assembled in a stepwise manner. The enzyme inosine 5'-monophosphate dehydrogenase (IMPDH) catalyzes an essential step in the DE NOVO biosynthesis of guanine nucleotides, namely the conversion of inosine 5'-monophosphate (IMP) to xanthosine 5'-monophosphate (XMP).

    Different cell types rely on these two pathways of nucleotide biosynthesis to varying degrees. Cells that proliferate relatively rapidly, such as lymphocytes and virus-infected cells, rely more on the de novo pathway because they require more nucleotides than can be provided by the salvage pathway. This observation makes enzymes of the de novo pathway an attractive target for pharmacological intervention aimed at selectively inhibiting proliferation of such cells.

CANCER

MDR PROGRAM

    We are developing novel compounds to treat and prevent the occurrence of drug resistance associated with the failure of cancer chemotherapy. Incel (also referred to as biricodar dicitrate or VX-710), our lead compound, blocks major multidrug resistance (MDR) mechanisms, including P-glycoprotein, or P-gp, and multidrug resistance associated protein, or MRP. P-gp and MRP are proteins that are overexpressed on the cell surface of many different tumor types that can prevent the effectiveness of chemotherapy by actively pumping out cytotoxic agents from within the cancer cell. Incel is designed to block these molecular pumps, allowing chemotherapy to affect the targeted tumor. Incel, an intravenous compound, is intended to be administered in combination with cancer chemotherapy agents, such as doxorubicin, paclitaxel, vincristine, etoposide and mitoxantrone. We have completed Phase II clinical trials of Incel in ovarian, breast, small cell lung and prostate cancers and in soft tissue sarcoma. An exploratory study has also been conducted in liver cancer. In addition, we have conducted a Phase I/II clinical trial of the compound VX-853, an oral MDR inhibitor, in patients with solid tumors. We retain all commercial rights to Incel worldwide.

    Our development strategy has been to evaluate Incel in a broad range of tumor types in combination with widely used anti-cancer agents. The objective of these Phase II trials is to assess Incel's safety and pharmacokinetics and identify the tumor type, drug and dosage regimens to be studied further in Phase III clinical trials. Incel is being evaluated in combination with doxorubicin and paclitaxel, two of the most widely used anti-cancer agents, as well as with mitoxantrone, prednisone and vincristine. Historical response rates of patients who have failed first-line chemotherapy (refractory patients) who attempt chemotherapy a second time are low. Analysis of data using Incel in conjunction with chemotherapy demonstrates that use of Incel in combination with a chemotherapeutic agent can induce objective tumor responses (> 50% tumor shrinkage) in a subset of patients resistant to therapy with the chemotherapeutic agent alone. We have treated more than 250 patients as part of clinical trials of Incel. We are now seeking a collaborative partnership to develop and commercialize Incel.

    A second compound, VX-853, has been optimized by Vertex for oral administration. IN VITRO results show that VX-853 potently blocks MDR mediated by both P-gp and MRP. We have completed a Phase I/II clinical trial with VX-853 to assess the safety and pharmacokinetics of the compound in combination with doxorubicin. This study demonstrated that the combination is well tolerated, and that VX-853 does not affect the pharmacokinetics of doxorubicin.

BACKGROUND: MDR

    The American Cancer Society estimates that during 2000 more than
1.2 million people in the United States were diagnosed with invasive cancer and more than 550,000 people in the U.S. died from such cancers. A significant number of these patients failed to respond or relapsed following chemotherapy because of MDR.

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

INFLAMMATORY AND AUTOIMMUNE DISEASES

INFLAMMATORY DISEASE

INTERLEUKIN-1 BETA CONVERTING ENZYME (ICE; CASPASE-1) PROGRAM

    We are conducting research and development on inhibitors of interleukin-1 beta converting enzyme (ICE; caspase-1) for the treatment of acute and chronic inflammatory conditions, including rheumatoid arthritis. We are collaborating with Aventis S.A. in the development of the lead ICE inhibitor compound pralnacasan (VX-740). Aventis has completed a Phase II clinical trial of pralnacasan in patients with rheumatoid arthritis. Inhibitors of ICE may have application to a wide range of chronic and acute inflammatory diseases, such as rheumatoid arthritis, osteoarthritis, inflammatory bowel disease, atherosclerosis, sepsis, and pancreatitis. We expect Aventis to initiate more comprehensive Phase II trials in rheumatoid arthritis in 2001. We expect that Aventis will initiate clinical trials in additional indications within the next 1-2 years.

    In 1999 we entered into an agreement under which Aventis holds an exclusive worldwide license to develop, manufacture and market pralnacasan in any indication, as well as an exclusive option for all other compounds discovered under our previous research collaboration with Aventis. As part of the agreement, Aventis may pay us up to $62 million for the development of pralnacasan in rheumatoid arthritis, the first targeted indication, and Aventis will pay for all development costs. Development of pralnacasan in two additional indications could result in an additional $144 million in pre-commercial payments. Aventis has completed a Phase II clinical trial of pralnacasan in patients with rheumatoid arthritis which began in September 1999. The primary goal of the study was to evaluate the safety and pharmacokinetics of multiple doses of pralnacasan in rheumatoid arthritis patients. A Phase I clinical trial of the compound, completed by Aventis earlier in 1999, showed that the compound was well-tolerated in humans in a range of single doses.

    We have continued research into second generation ICE inhibitors, as well as other caspase inhibitors. In 2000, we advanced VX-765, an ICE inhibitor representing a distinct chemical class, into preclinical development. We hold worldwide rights to compounds emerging from our second generation ICE inhibitor research program.

BACKGROUND: ICE INHIBITORS FOR INFLAMMATORY DISEASE

    ICE (caspase-1) is an enzyme that controls the release of active Interleukin-1 (IL-1) beta (one of two forms of IL-1) and IL-18 from white blood cells into the bloodstream and within tissues. IL-1 beta and IL-18 are a cytokines that mediate a wide range of immune and inflammatory responses in many cell types. Early in the inflammatory process, IL-1 beta is released from white blood cells, initiating a complex cascade of events that results in inflammation and tissue damage. IL-18 is an important factor in the activation of lymphocytes. Elevation of IL-1 beta and IL-18 levels has been correlated to disease state in a number of acute and chronic inflammatory diseases.

    Rheumatoid arthritis is the lead indication of the pralnacasan development program. In patients with rheumatoid arthritis, increased activity of IL-1 beta and IL-18 is seen in joint tissues during disease flare-ups, and IL-1 beta and IL-18 are known to activate osteoclasts, a cell type important in bone erosion characteristic of rheumatoid arthritis. In mice in which arthritis is induced by collagen immunization, treatment with pralnacasan significantly reduces the severity of arthritis compared to vehicle-treatment.

    There are more than six million patients with rheumatoid arthritis worldwide, including approximately 2.1 million in the United States. The main drugs used to treat rheumatoid arthritis are non-steroidal anti-inflammatory drugs (NSAIDs) such as Motrin (ibuprofen) and Celebrex (celecoxib). These drugs are palliative--they relieve pain and swelling but do not reverse or prevent the progression of the disease. Methotrexate is a disease-modifying drug that is widely used, but its use is associated with side effects that include bone marrow suppression and liver toxicity. Even when tolerated well, over the long term many patients become unresponsive to methotrexate. Newer therapies including Enbrel (etanercept) and Remicade (infliximab) provide a strong rationale for a new kind of disease modifying therapy that involves inhibition of the cytokine tumor necrosis factor (TNF) alpha. However, both Enbrel and Remicade are injectable, and therefore we believe that an oral cytokine inhibitor such as pralnacasan has significant dosing advantages.

    Vertex and Aventis scientists began collaborating in 1993 to discover and develop orally available inhibitors of ICE. Our design efforts were based on the three-dimensional atomic structure of ICE, which was solved by Vertex researchers in 1994. As the result of an extensive, jointly conducted synthesis and research program, pralnacasan was selected as a development candidate in 1997. Pralnacasan is the first caspase inhibitor to be advanced to Phase II clinical trials.

P38 MAP KINASE PROGRAM

    We are collaborating with Kissei on the design, development and commercialization of inhibitors of p38 MAP kinase. In early 2001, we began a Phase II trial of our lead drug candidate, VX-745, in approximately 135 patients with rheumatoid arthritis. VX-745 is a novel orally administered investigational drug targeting p38 MAP kinase. In 2000, we completed a pilot Phase II clinical trial with VX-745 in 12 patients with rheumatoid arthritis. The p38 MAP kinase is a human enzyme involved with the onset and progression of inflammation and apoptosis, or programmed cell death. The enzyme plays a central role in regulating the cytokines TNF alpha and IL-1 beta. The objective of our research collaboration with Kissei is to identify and extensively evaluate compounds that target p38 MAP kinase to develop novel, orally active drugs for the treatment of inflammatory diseases, such as rheumatoid arthritis, asthma, and Crohn's disease, certain hematologic disorders, congestive heart failure, and neurological diseases such as stroke.

    During 1998, Vertex and Kissei selected VX-745 as a lead drug development candidate targeting p38 MAP kinase. We conducted a Phase I clinical trial of the compound in healthy volunteers in early 1999. Based on the results of that study, we conducted an exploratory Phase II trial in rheumatoid arthritis patients in Europe starting in 1999. This 28-day study tested the tolerability and pharmacokinetics of VX-745 in 12 patients with rheumatoid arthritis. The trial also assessed the pharmacodynamic activity of VX-745, and clinical disease activity markers were monitored. The results of this trial support further development of this compound.

    In 2000, we advanced two additional p38 MAP kinase inhibitors, VX-850 and VX-702, into preclinical development, targeting inflammatory, neurological and cardiovascular indications. Both VX-850 and VX-702 represent chemical classes that are distinct from VX-745.

BACKGROUND: P38 INHIBITORS FOR INFLAMMATORY DISEASE

    The mitogen-activated protein (MAP) kinases are a family of structurally-related human enzymes involved in intracellular signaling pathways that enable cells to respond to their environment. When activated, the p38 MAP kinase triggers production of the cytokines IL-1, tumor necrosis factor TNF-alpha, and IL-6. Excess levels of IL-1 and TNF-alpha are associated with a broad range of acute and chronic inflammatory diseases. We believe that an oral cytokine inhibitor such as VX-745 has significant dosing advantages over other available therapies.

    Excess TNF alpha and IL-1 levels also play an important role in programmed cell death associated with ischemia and stroke, and possibly in neurodegenerative diseases such as Alzheimer's disease. We are aware of several other companies that are developing p38 MAP kinase inhibitors. In addition, there are other drugs, in development or approved, that have different mechanisms of action for treating rheumatoid arthritis and other inflammatory diseases.

AUTOIMMUNE DISEASES

IMPDH PROGRAM

    Vertex is developing novel, orally administered inhibitors of the enzyme inosine 5'-monophosphate dehydrogenase (IMPDH), targeting the treatment of both viral and autoimmune diseases. In 2000, we designated the second-generation IMPDH inhibitors, VX-148 and VX-944, as drug development candidates. VX-148 and VX-944 are chemical compounds structurally distinct from VX-497. VX-148 began a Phase I clinical study in December 2000.

    IMPDH is a validated target for immunosuppressive drug development as evidenced by the presence of two marketed drugs that function through the inhibition of this enzyme:

    - Mycophenolate mofetil (MMF, or CellCept-Registered Trademark-), the prodrug ester of mycophenolic acid, has been developed and approved for the prevention of acute rejection in kidney, heart, and liver transplantation when used in combination with steroids and cyclosporin A
      (CsA).

    - Mizoribine (Bredinin-Registered Trademark-) is approved in Japan for multiple indications, including prevention of rejection after renal transplantation, idiopathic glomerulonephritis, lupus nephritis, and rheumatoid arthritis.

    Based on the broad role of IMPDH in the regulation of immune system activity, we believe that VX-148 has the potential to treat a wide variety of autoimmune diseases including such diseases as psoriasis, multiple sclerosis and rheumatoid arthritis. We anticipate initiation of a Phase II trial with VX-148 in psoriasis by the end of 2001.

NEUROLOGICAL DISEASES

TIMCODAR

    Timcodar dimesylate (also referred to as VX-853) is a novel, orally administered drug that may be useful in the treatment of neurological disorders such as peripheral neuropathies (including diabetic neuropathy), Parkinson's Disease, trauma, and amyotrophic lateral sclerosis, or ALS. In addition to timcodar, we are conducting research to discover and develop drugs through our neurophilin ligand program. We have used an integrated drug design technique to synthesize a library of orally available small molecule compounds that have the potential to prevent nerve damage or improve recovery following nerve injury. We are engaged in a worldwide strategic partnership with Schering AG (Germany) for research, development and commercialization of neurophilin ligands for the treatment of a variety of neurological disorders. In 1999, we completed a Phase II clinical trial of timcodar in diabetic neuropathy patients. Schering AG has an option to co-develop timcodar with us under the collaboration agreement. We are evaluating novel testing approaches that have the potential to elucidate the clinical activity of timcodar in neuropathies. Working with leaders in the field of neuropathy, in January 2001 we began a clinical study with a novel trial design. This trial is designed to assess the activity of timcodar in a novel clinical paradigm.

    During 1999, we announced that orally administered neurophilin compounds discovered at Vertex, including compounds that do not interact with FKBP-12, significantly improve outcome in two different preclinical models of Parkinson's Disease. We also reported for the first time that compounds that do not interact with FKBP-12 can improve outcomes in animal models of peripheral neuropathies. In 1999, we completed a Phase II clinical trial with timcodar demonstrating that the drug was well-tolerated and was orally bioavailable in the range of doses tested. A single-dose Phase I study of four different doses of timcodar in healthy volunteers was completed in 1998, providing support for Phase II clinical development in the indication of diabetic neuropathy. IN VIVO results have shown that timcodar can prevent neural dysfunction in models of neuropathies. We continue to characterize the potential of timcodar and other neurophilin compounds in a variety of neurological disease models.

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

    Effective treatment of both central and peripheral neurological disorders has long been hampered by the inability to slow, arrest, or reverse nerve damage or progression. Other companies are developing various neurotrophic factors (proteins) for these indications, but we believe that their clinical utility is likely to be limited because of the difficulty of the delivery of protein drugs. Based on our extensive research in the field of immunosuppressive drugs, we have been able to generate a large number of compounds, known as neurophilin ligands, that improve outcomes in various models of neurological diseases. Extensive IN VITRO and IN VIVO studies conducted with a reference compound designed by Vertex support the broad potential of our neurophilin ligands in the treatment of degenerative central nervous system and peripheral nervous system diseases. Our researchers are still seeking to determine the mechanism of action of neurophilin ligands.

VERTEX DRUG DESIGN PLATFORM AND DRUG DISCOVERY STRATEGY

    We believe that our integrated drug design approach, together with our strategy of parallel drug design in gene families, has provided us with the ability to discover and develop small molecule drugs directed at biologically complex targets, including novel targets identified in genomic research. Our approach has been validated through our collaborations and success in moving drug candidates into clinical trials.

    INTEGRATED DRUG DESIGN APPROACH. Our drug design platform integrates biology, biophysics, chemistry and information technologies in a coordinated and simultaneous fashion throughout the discovery process to increase the speed and certainty of drug discovery and development. Early in the drug design process, we focus on qualities that are critical to the successful development of oral small molecules, including sufficient potency, oral bioavailability, adequate pharmacokinetics and safety. Our consistent achievement of these parameters in discovery efforts directed at biologically complex molecular targets has been a major reason for our high rate of productivity and success in competitive areas of drug discovery.

    CHEMOGENOMICS PLATFORM AND PARALLEL DRUG DESIGN STRATEGY. Chemogenomics, the Company's proprietary, systematic, genomics-based platform, is designed to accelerate the discovery of new drugs and to expand intellectual property coverage of drug candidate compounds and classes of related compounds. Chemogenomics represents an intersection of medicinal chemistry with genomics--the organized pursuit of small molecule drugs directed at genomic targets. To date, using our integrated approach, we have been able to design multiple distinct lead classes of compounds for certain protein targets, and to identify many or all of the critical interactions that a compound must have in order to bind to these targets. In doing so, we have been able to design and file patent applications covering many of the possible drugs for selected protein targets. For example, in our caspase program, we have obtained a pharmacophore patent that we believe describes a large number of the possible ways of inhibiting caspase-1 with drug-like small molecules, and we believe that chemical scaffolds useful for caspase-1 inhibition may also be useful for inhibiting other targets in the caspase gene family.

    The complete sequence of the human genome, which represents all of the genes that code for proteins in the human body, is now known. The number of human proteins that represent targets for currently marketed drugs is approximately
500. In the next several years, genomic and proteomic research is expected to reveal as many as 5,000 novel protein targets that represent promising points of therapeutic intervention with small molecule drugs. We believe that the traditional approach to drug discovery, which focuses on one target at a time, is not capable of exploiting efficiently this expected increase in the number of "druggable" targets.

    To maximize productivity for drug discovery directed at novel protein targets, we are pursuing a strategy of parallel drug design in gene families. This approach applies our integrated strategy across groups of structurally similar targets to pursue rapid and simultaneous generation of lead compounds. Our goal is to use this approach to describe and patent many or all of the possible drug candidates for a protein target or a group of targets. Specifically, we are seeking to:

    - design multiple lead classes of compounds that are applicable to clusters of structurally similar targets;

    - leverage our knowledge of one target's active site to design inhibitor classes for related targets; and

    - identify all of the critical interactions a compound must have to bind to a particular target, and use this information as a basis for obtaining patents that describe many or all of the possible drugs for a target or cluster of targets.

    We believe that our integrated approach to drug design is unique among small molecule-based biotechnology companies, and has led to significant collaborations and an extensive intellectual property portfolio covering lead classes of compounds directed at gene families of interest.

    We also have several single target research programs underway for specific infectious diseases, in areas of high commercial potential and significant unmet medical need.

MULTI-TARGET RESEARCH PROGRAMS

    We have two multi-target research programs underway that utilize our parallel drug design approach, in the kinase and caspase gene families. We believe that our integrated approach and our proprietary technologies are now allowing us to rapidly identify appropriate chemical side chains for these scaffolds that will provide specificity for a particular target of interest within a cluster of related protein targets. In the coming years, we expect to initiate discovery efforts in one or more additional gene families.

KINASE INHIBITORS PROGRAM

    We have a broad-based drug discovery effort targeting the human kinase protein family, which consists of approximately 500 kinases. Kinases are enzymes that play a key role in transmitting signals between and within cells. Kinases exert their effect by phosphorylating other proteins, which then become activated and perform a specific function. Kinases are implicated in most major diseases, including cancer, autoimmune and inflammatory disease, cardiovascular disease, metabolic disease, and neurological disease. Thus kinases can be ideal targets for intervention with small molecule drugs.

    We have initiated research efforts on more than 30 kinase targets, and have conducted preliminary evaluations of approximately 70 additional kinases. In the next six to seven years, we envision advancing eight kinase inhibitors into clinical development targeting multiple therapeutic areas.

    We have advanced discovery efforts underway targeting several human MAP kinases. MAP kinases form a group of related enzymes that include extracellular-signal regulated kinase (ERK), p38 MAP kinase, and Jun N-terminal kinase (JNK). As a neuronal-specific isoform of JNK, JNK3 is a member of the MAP kinase family and is implicated to play a role in the pathogenesis of certain neurological diseases such as epilepsy, stroke and Alzheimer's Disease. We have identified several novel classes of JNK3 inhibitors, and are advancing lead compounds toward clinical candidate status. We are also engaged in the discovery of inhibitors of the enzyme ERK2, which plays a role in cell proliferation. We believe that ERK2 inhibitors may have a role in the treatment of cancer. Our p38 MAP kinase inhibitors are discussed earlier in the section titled "Autoimmune and Inflammatory Diseases."

    We have advanced drug discovery efforts underway targeting several additional, undisclosed kinase targets, including targets that play a role in the development and progression of cancer, inflammation and cardiovascular disease. We expect to advance one or two novel kinase inhibitors into preclinical development in the next 12 months.

    In May 2000 we entered into an agreement with Novartis Pharma AG to collaborate on the discovery, development and commercialization of small molecule drugs directed at targets in the kinase protein family. Certain targets, where we or Novartis already had a substantial program underway prior to May 2000, are excluded from the collaboration. For example, p38 MAP kinase, which is the molecular target for VX-745, our compound in development for inflammatory diseases, is not included within the scope of the Novartis collaboration. The financial and technological support provided by Novartis is enabling us to further expand both our infrastructure and parallel drug design efforts in the protein kinase gene family.

CASPASE INHIBITORS PROGRAM

    We are designing novel small molecule inhibitors of selected caspase enzyme targets to treat a variety of diseases in which inflammation and apoptosis (or programmed cell death), plays a role. Our scientists are leveraging the expertise gained through our successful design and optimization of inhibitors of ICE (caspase-1).

    All cells have the ability to self-destruct via a tightly-regulated pathway known as apoptosis in response to certain signals. Apoptosis is an essential component of numerous biological processes, including tissue remodeling and immune system regulation. When not properly regulated, apoptosis can have damaging effects and contribute to a variety of diseases. The human caspase family presently includes 11 structurally related enzymes which play specific roles in apoptosis and inflammation. Our discovery effort is focused on the design of small molecules for inhibiting caspase-mediated apoptotic and inflammatory processes, thereby exerting a protective effect on cells in specific tissues. Potential indications include tissue damage related to acute conditions such as stroke and myocardial ischemia, and neurodegenerative disorders such as Alzheimer's Disease and Parkinson's Disease.

    Through gene knockout studies, our scientists have been able to gain important insight into the biological role of different caspases in the activation of apoptosis in specific cells and tissues. Vertex research teams have solved the three-dimensional atomic structures of four caspases, including one caspase from each of the three caspase subfamilies, and more than 50 enzyme/inhibitor complexes. Different caspases share similar structural features, and by using parallel structural approaches combined with new medicinal and computational chemistry tools, our scientists have been able to make rapid progress in the design and synthesis of multiple lead classes of compounds. Our caspase research effort reflects the implementation of our strategy for exploiting emerging genomic information by targeting families of structurally-related proteins for drug discovery.

    In November 1999, we began collaborating with Taisho Pharmaceutical
Co., Ltd. to discover, develop, and commercialize caspase inhibitors in Japan and certain Far East markets. In December 2000, we entered into a collaboration with Serono S.A. to discover, develop, and market caspase inhibitors in other territories, including North America, where we have agreed to establish a joint venture with Serono.

SINGLE TARGET RESEARCH PROGRAMS

HEPATITIS C VIRUS PROGRAMS

    We are conducting two discovery research programs to develop compounds to treat hepatitis C. Identified in 1989, HCV causes chronic inflammation in the liver. In a majority of patients, HCV establishes a chronic infection that can persist for decades and eventually lead to cirrhosis, liver failure and liver cancer. HCV infection represents a significant medical problem worldwide for which there is inadequate or no therapy for a majority of patients. Sources at the CDC have estimated that approximately 2.7 million Americans, or more than 1% of the population, are chronically infected with HCV, and the WHO estimates that there are more than 170 million chronic carriers of the virus worldwide. Currently, there is no vaccine available to prevent hepatitis C infection. The only drugs approved for the treatment of hepatitis C are interferon alpha and ribavirin. Combination therapy with interferon alpha and ribavirin is the most successful treatment currently available. A new form of interferon-alpha, PEG-interferon, has recently been approved. Although the active drug is unchanged, this new prodrug may prove to be more effective than interferon itself, and it is also more convenient for the patient. At present more than 50% of patients still failed to show long-term sustained response to the interferon-alpha/ribavirin combination therapy, and safe and effective treatments for HCV infection are needed.

HEPATITIS C PROTEASE

    The hepatitis C NS3-4A serine protease is a virally encoded enzyme generally believed to be essential for replication of HCV. Under an agreement signed during 1997, we are collaborating with Eli Lilly and Company on the research, development and commercialization of novel, orally active HCV protease inhibitors for the treatment of hepatitis C infection. This research derives heavily from detailed structural information about the protease, discovered and developed by our researchers. We are currently optimizing lead classes of inhibitors and plan to select a drug development candidate in 2001.

HEPATITIS C HELICASE

    We are also conducting discovery research to design orally deliverable drugs to inhibit the HCV virus helicase. The NS3 helicase enzyme is believed to play an essential role in the infectious cycle of HCV by aligning viral DNA in its proper configuration for replication. Therefore, the HCV helicase represents an attractive target for drug discovery.

    Our researchers solved the three-dimensional atomic structure of the HCV NS3 helicase. We are using this structural information to identify inhibitors of the enzyme, employing structure-based techniques, including cluster-based screening, and computational, combinatorial, and medicinal chemistry. The aim is to design novel small molecule inhibitors of the HCV helicase for clinical development as new antiviral drugs to treat HCV infection.

BACTERIAL GYRASE

    We are engaged in the discovery of novel antibiotics that target the enzyme DNA gyrase, which is an essential enzyme found in many bacteria. DNA gyrase is utilized during the replication process for these bacterial pathogens. DNA gyrase inhibitors already on the market have proven to be potent, broad-spectrum antibiotics, and are used to treat a variety of common gram (+) and gram (-) infections in various treatment settings. Existing gyrase inhibitors, which work by interacting with the gyrase A subunit, achieved sales of more than $2.7 billion in 1999. In contrast, we are targeting the gyrase B subunit, and specifically the ATP-binding site that is highly conserved across multiple species of bacteria. We are currently optimizing lead classes of inhibitors and plan to select a drug development candidate in 2001.

KEY COMPONENTS OF OUR TECHNOLOGY PLATFORM

    Our integrated technology platform employs a variety of technologies to accelerate the drug discovery process and to provide a more certain outcome in clinical development. Selected technologies include:

    GENOMICS AND BIOINFORMATICS. We have an agreement with Incyte Pharmaceuticals for access to its Lifeseq Gold database, a comprehensive portfolio of genomic information. We anticipate accessing or acquiring additional technology, as well as information from both public and private databases, to further our parallel drug design strategy.

    FUNCTIONAL GENOMICS. We use a number of functional genomics techniques, such as gene knock-out mice, to help guide target selection and test the potential of chemical compounds in disease models. We also use techniques such as site-directed mutagenesis to identify critical residues for drug interaction in the active site of a molecular target.

    BIOPHYSICS. One of our core strengths is the generation of atomic structural information on molecular targets using X-ray crystallography and nuclear magnetic resonance (NMR) spectroscopy to guide design of optimization of lead classes of drugs. Our scientists have also pioneered innovative NMR techniques, including a proprietary technology called NMR SHAPES which can screen molecular subunits for weak affinity to a molecular target. This initial screening can quickly identify lead classes of molecules for further evaluation.

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

    We have created an organizational framework in which information from many different scientific disciplines is used early and continuously throughout the drug discovery process. We believe that our integrated approach, as demonstrated by our track record in drug design directed at biologically complex targets, provides for faster and more productive drug discovery compared to historical averages for the pharmaceutical industry.

CORPORATE COLLABORATIONS

    We have entered into corporate collaborations with pharmaceutical companies that provide financial and other resources, including capabilities in research, development, manufacturing, and sales and marketing, to support our research and development programs. At present, we have the following major corporate collaborations.

NOVARTIS PHARMA AG

    In May 2000 we entered into an agreement with Novartis Pharma AG to collaborate on the discovery, development and commercialization of small molecule drugs directed at targets in the kinase protein family. Under the agreement, Novartis agreed to pay us up to approximately $600 million in pre-commercial payments, comprised of $15 million paid upon signing of the agreement, up to $200 million in product research funding over six years and up to approximately $400 million in further license fees, milestone payments and cost reimbursements. These amounts are based on the development of eight drug candidates. In addition, Novartis created a $200 million loan facility to support certain clinical studies which we may draw down in increments up to $25 million for each drug candidate. The loan is interest free and Novartis will forgive the full amount of any advances if Novartis accepts the drug candidate for development under our agreement with Novartis. We will have the responsibility for drug discovery and clinical proof-of-concept testing of drug candidates. Novartis will have exclusive worldwide development, manufacturing and marketing rights to clinically and commercially relevant drug candidates that it accepts for development from us. We will receive royalties on any products that are marketed as part of the collaboration. Subject to certain conditions, we will have co-promotion rights in the United States and Europe. We will retain the rights to any intellectual property resulting from this collaboration. Novartis may terminate this agreement without cause after four years upon one year's written notice.

TAISHO PHARMACEUTICAL CO., LTD.

    In November 1999, we entered into a collaboration with Taisho covering the discovery, development, and commercialization of caspase inhibitors for the treatment of cerebrovascular, cardiovascular and neurodegenerative diseases. Taisho will have an option to obtain marketing rights in Japan and certain Far East markets for any compounds arising from the collaboration. Under the agreement, Taisho agreed to pay us up to $43 million comprised of research funding and milestone payments, including $4.5 million for prior research costs. These amounts are based on the development of two compounds. We will also receive royalties on future product sales, if any. In addition, Taisho will also pay for certain costs of developing compounds that emerge from the caspase research program.

SERONO S.A.

    In December 2000, we entered into a collaboration with Serono S.A. to discover, develop, and market caspase inhibitors. Under the terms of the agreement, we could receive up to $95 million to support and expand our drug discovery activities in the caspase protein family, including milestone payments as drug candidates move through development. Under the terms of the agreement, we will receive a total of up to $5 million in payments for prior research, and could also receive up to $20 million in research funding over the next five years. We could also receive an additional $70 million in milestone payments for the successful development and commercialization of more than one drug candidate. The two companies will share development costs. Vertex and Serono will establish a joint venture for the commercialization of products in North America, where we will share marketing rights and profits from the sale of caspase inhibitors. Serono will have exclusive rights to market caspase inhibitors in other territories, excluding Japan and certain other countries in the Far East, and will pay us for the supply of drug substance. Serono has the right to terminate the agreement without cause upon 90 days written notice, effective either at September 30, 2002 or September 30, 2004.

AVENTIS S.A.

    In September 1999, we entered into an expanded agreement with Hoechst Marion Roussel (HMR) covering the development of HMR 3480/VX-740. HMR and Rhone-Poulenc Rorer merged to form Aventis in December 1999. Aventis has an exclusive worldwide license to develop, manufacture and market VX-740, as well as an exclusive option for all other compounds discovered as part of the research collaboration between Vertex and HMR that ended in 1997. Aventis will fund the development of VX-740. We may co-promote the product in the United States and Europe and will receive royalties on global sales, if any. Under the agreement, Aventis agreed to pay us $20 million for prior research costs, and $62 million in milestone payments for successful development by Aventis of VX-740 in rheumatoid arthritis, the first targeted indication, as well as similar milestone payments for each additional indication. Aventis has the right to terminate this agreement without cause upon six months' written notice.

SCHERING AG (GERMANY)

    In August 1998, we entered into a collaboration with Schering AG covering the research, development and commercialization of novel, orally active neurophilin ligand compounds to promote nerve regeneration for the treatment of a number of neurological diseases. Vertex and Schering AG will have an equal role in management of neurophilin ligand research and product development. In North America, we will have manufacturing rights, and we will share equally with Schering AG in the marketing expenses and profits from commercialized compounds. In addition to having manufacturing rights in North America, we retain the option to manufacture bulk drug substance for sales and marketing in territories outside Europe, the Middle East and Africa. Schering AG will have the right to manufacture and market any commercialized compounds in Europe, the Middle East and Africa, and pay us a royalty on product sales. Under the terms of the agreement, Schering AG will pay us up to $88 million, comprised of $6 million paid upon signing in September 1998, up to $22 million of product research funding over five years and $60 million of development and commercialization milestone payments. Schering AG has the right to terminate without cause upon six months' written notice.

KISSEI PHARMACEUTICAL CO., LTD.

    HIV PROTEASE INHIBITORS. In April 1993, we entered into a collaboration with Kissei covering the development of amprenavir, our HIV protease inhibitor. Kissei has exclusive rights to develop and commercialize amprenavir in Japan and will pay us a royalty on sales. Kissei also has an exclusive option to develop and commercialize the amprenavir prodrug, VX-175, in Japan. We are responsible for the manufacture of bulk product for Kissei. Under the collaborative agreement, Kissei agreed to pay to us up to $20 million, comprised of $9.8 million of product research funding over three years, $7 million of development and commercialization milestone payments and a $3.2 million equity investment. We have received the full amount of research funding specified under the agreement.

    P38 MAP KINASE. In September 1997, we entered into a collaboration with Kissei to identify and develop compounds that target p38 MAP kinase, including VX-745. We will collaborate with Kissei in the development and commercialization of novel, orally active p38 MAP kinase inhibitors as drugs for the treatment of inflammatory and neurological diseases. Kissei has exclusive rights to develop and commercialize these compounds in Japan and certain Southeast Asian countries and semi-exclusive rights in China, Taiwan and South Korea. We retain exclusive marketing rights in the United States, Canada, Europe, and the rest of the world. In addition, we will have the right to supply bulk drug material to Kissei for sale in its territory, and will receive royalties and drug supply payments on any product sales. Under the terms of the agreement, Kissei agreed to pay us up to $22 million, comprised of a $4 million license payment paid in September 1997, $11 million of product research funding over three years and $7 million of development and commercialization milestone payments. Additionally, Kissei agreed to pay certain costs. The research program ended on June 30, 2000, and we have received the full amount of research funding specified under the agreement. Kissei has the right to terminate the agreement without cause upon six months' notice.

ELI LILLY & COMPANY

    In June 1997, we entered into a collaboration with Lilly covering the development of novel small molecule compounds to treat hepatitis C infection. Vertex and Lilly will jointly manage the research, development, manufacturing and marketing of drug candidates emerging from the collaboration. We will have primary responsibility for drug design, process development and pre-commercial drug substance manufacturing, and Lilly will have primary responsibility for formulation, preclinical and clinical development and global marketing. Vertex has retained options to assist with the promotion of drugs from the collaboration in the United States and other selected territories. We have the option to supply 100% of Lilly's commercial drug substance supply needs. We will receive royalties on future product sales, if any. If we exercise our commercial supply option, we will receive drug supply payments in addition to royalties on future product sales, if any. Under the terms of the agreement, Lilly will pay us up to $51 million, comprised of a $3 million payment paid in June 1997, $33 million of product research funding over six years and $15 million of development and commercialization milestone payments. Lilly has the right to terminate the agreement without cause upon six months' notice.

GLAXOSMITHKLINE

    In December 1993, we entered into a collaboration with GlaxoSmithKline covering the development and commercialization of Agenerase (amprenavir) and its prodrug, VX-175 (also referred to as GW433908). GlaxoSmithKline has exclusive rights to develop and commercialize our HIV protease inhibitors in all parts of the world except the Far East and pays us a royalty on sales. We have retained certain bulk drug manufacturing rights and certain co-promotion rights in the territories licensed to GlaxoSmithKline. Under the collaborative agreement, GlaxoSmithKline agreed to pay us up to $42 million, comprised of a $15 million license payment paid in 1993, $14 million of product research funding over five years and $13 million of development and commercialization milestone payments for an initial drug candidate. GlaxoSmithKline is also obligated to pay us additional development and commercialization milestone payments for subsequent drug candidates, including VX-175. We have received the full amount of research funding specified under the agreement. In addition, GlaxoSmithKline is required to bear the costs of development in its territory under the collaboration.

    GlaxoSmithKline has the right to terminate its agreement with us without cause upon twelve months' notice. Termination by GlaxoSmithKline of the agreement will relieve GlaxoSmithKline of its obligation to make further commercialization and development milestone and royalty payments, and will end any license granted to GlaxoSmithKline by us.

    We and GlaxoSmithKline have a non-exclusive, worldwide license under certain Searle patent applications claiming HIV protease inhibitors to permit Vertex and GlaxoSmithKline to develop, manufacture and market Agenerase free of the risk of intellectual property claims by Searle. The terms of the license require us to pay Searle a royalty on net sales.

INTELLECTUAL PROPERTY

    We vigorously pursue patents to protect our intellectual property. As of December 31, 2000, we had 89 issued U.S. patents and 95 pending U.S. patent applications covering proprietary technologies and intellectual property within our discovery and development programs, as well as foreign counterparts in many other countries.

    We actively seek, when appropriate, protection for our products and proprietary information by means of United States and foreign patents, trademarks and contractual arrangements. In addition, we rely upon trade secrets and contractual arrangements to protect certain of our proprietary information and products. In addition to patents and pending patent applications that relate to potential drug targets, compounds we are developing to modulate those targets, and methods of using such compounds, we have several patents and pending patent applications directed to proprietary elements of our drug discovery platform. These include a patent application on our SHAPES approach to NMR-based screening and on the use of a protein or a mutant of that protein to design inhibitors of other related proteins. We have also filed patent applications and obtained patents related to the three-dimensional atomic structures of targets of interest, the use of those structures to design drugs, classes of compounds that bind to a target of interest, and the interactions required between a compound and a target of interest.

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

    - issued United States patents that cover classes of chemical compounds, pharmaceutical compositions containing such compounds, and methods of using those compounds to treat or prevent IMPDH-mediated diseases. The class of compounds covered by one of these patents includes VX-497.

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

    - issued United States patents covering assays useful to evaluate potential inhibitors of hepatitis C protease. We also have both allowed and pending applications covering the X-ray crystal structures of hepatitis C protease and hepatitis C helicase, including the use of those structures to develop hepatitis C protease inhibitors and hepatitis C helicase inhibitors, respectively. Other applications cover hepatitis C protease inhibitors and hepatitis C helicase inhibitors.

    - filed applications claiming classes of caspase inhibitors and a caspase target discovered under our caspase inhibitors program.

    - filed applications claiming inhibitors of multiple kinases, as part of our kinase research programs.

    - filed applications and an issued patent for methods of designing novel chemical inhibitors of protein kinases. The patented method involves using mutagenesis techniques to create hybrid kinases that act as surrogate targets for drug design and compound screening. This method, which combines the disciplines of cell biology, structural genomics, computational chemistry and medicinal chemistry, may accelerate the design and development of new drug candidates by reducing lead discovery and optimization timelines.

    - filed applications claiming inhibitors of bacterial gyrase.

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

MANUFACTURING

    We rely on third party manufacturers and collaborative partners to produce our compounds for preclinical and clinical purposes and may do so for commercial production of any compounds that are approved for marketing. Commercial manufacturing of Agenerase is being done by GlaxoSmithKline. We retain the option to manufacture a portion of GlaxoSmithKline's requirements for bulk drug substance for Agenerase and its prodrug, VX-175. If we were to exercise that option, we would rely upon one or more contract manufacturers to manufacture the bulk drug substance on our behalf.

    We have established a quality assurance program, including a set of standard operating procedures, intended to ensure that third party manufacturers under contract produce our compounds in accordance with the FDA's current Good Manufacturing Practices, or cGMP, and other applicable regulations.

    We believe that all of our existing compounds can be produced using established manufacturing methods, primarily through standard techniques of pharmaceutical synthesis. We believe that we will be able to continue to negotiate third party manufacturing arrangements on commercially reasonable terms and that it will not be necessary for us to develop internal manufacturing capability in order to successfully commercialize our products. Our objective is to maintain flexibility in deciding whether to develop internal manufacturing capabilities for certain of our potential products. However, in the event that we are unable to obtain contract manufacturing, or obtain such manufacturing on commercially reasonable terms, we may not be able to commercialize our products as planned. We have limited experience in manufacturing pharmaceutical or other products or in conducting manufacturing testing programs required to obtain FDA and other regulatory approvals, and there can be no assurance that we will further develop such capabilities successfully.

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

COMPETITION

    We are engaged in biopharmaceutical fields characterized by extensive research efforts, rapid technological progress and intense competition. There are many public and private companies, including pharmaceutical companies, chemical companies and biotechnology companies, engaged in developing products for the same human therapeutic applications as those that we are targeting. In order for us to compete successfully, we must demonstrate improved safety, efficacy, ease of manufacturing and market acceptance of our products over those of our competitors who have received regulatory approval and are currently marketing their drugs. In the field of HIV protease inhibition, Merck &
Co., Inc., Abbott Laboratories, Inc., Hoffmann-La Roche, and Pfizer Inc. have other HIV protease inhibitor drugs on the market. Many of our competitors have substantially greater financial, technical and human resources than ours and more experience in the development of new drugs.

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

EMPLOYEES

    As of December 31, 2000, we had 455 full-time employees, including 300 in research and development, 32 in support services and 123 in general and administrative functions. 52 of these employees were located at our U.K. research and development facility. Our scientific staff members (174 of whom hold Ph.D. and/or M.D. degrees) have diversified experience and expertise in molecular and cell biology, biochemistry, animal pharmacology, synthetic organic chemistry, protein X-ray crystallography, protein nuclear magnetic resonance spectroscopy, computational chemistry, biophysical chemistry, medicinal chemistry, clinical pharmacology and clinical medicine. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

EXECUTIVE OFFICERS AND DIRECTORS

    The names, ages and positions held by our executive officers and directors are as follows:

NAME                                          AGE                       POSITION
----                                        --------                    --------
Joshua S. Boger, Ph.D.....................     49      Chairman and Chief Executive Officer

Vicki L. Sato, Ph.D.......................     52      President

John J. Alam, M.D.........................     39      Senior Vice President of Drug Evaluation
                                                       and Approval

Lynne H. Brum.............................     37      Vice President of Corporate Communications
                                                       and Market Development

Iain P. M. Buchanan.......................     47      Vice President of European Operations;
                                                       Managing Director of Vertex
                                                       Pharmaceuticals (Europe) Limited

Barry M. Bloom, Ph.D......................     72      Director

Roger W. Brimblecombe, Ph.D., D.Sc........     71      Director

Donald R. Conklin.........................     64      Director

Charles A. Sanders, M.D...................     69      Director

Elaine S. Ullian..........................     53      Director

Bruce I. Sachs............................     41      Director

    All executive officers are elected by the Board of Directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

    Dr. Boger is a founder of Vertex. He has been Chief Executive Officer since 1992 and Chairman of the Board since 1997. He was our President from our inception in 1989 until December 2000, and Chief Scientific Officer from 1989 until May 1992. Dr. Boger has been a director since Vertex's inception. Prior to founding Vertex in 1989, Dr. Boger held the position of Senior Director of Basic Chemistry at Merck Sharp & Dohme Research Laboratories in Rahway, New Jersey, where he headed both the Department of Medicinal Chemistry of Immunology & Inflammation and the Department of Biophysical Chemistry. Dr. Boger holds a B.A. in chemistry and philosophy from Wesleyan University and M.S. and Ph.D. degrees in chemistry from Harvard University.

    Dr. Sato joined Vertex in September 1992 as Vice President of Research and Chief Scientific Officer. She was appointed Senior Vice President of Research and Development in September 1994.

She served as Chair of the Scientific Advisory Board from 1992 until December 2000. Previously, she was Vice President, Research and a member of the Scientific Board of Biogen, Inc. As research head at Biogen, she directed research programs in the fields of inflammation, immunology, AIDS therapy and cardiovascular therapy from early research into advanced product development. Dr. Sato received an A.B. in biology from Radcliffe College and A.M. and Ph.D. degrees from Harvard University. Following postdoctoral work in chemistry and immunology at the University of California at Berkeley and Stanford Medical School, she was appointed to the faculty of Harvard University in the Department of Biology.

    Dr. Alam served as Vice President of Clinical Development of the Company from October 1997 until January 2001, when was appointed Senior Vice President of Drug Evaluation and Approval. Dr. Alam came to Vertex from Biogen, Inc., where he held a variety of positions from 1991-1997, including Director of Medical Research and Program Executive for Avonex (beta interferon). Prior to joining Biogen, Dr. Alam was a Research Fellow at the Dana Farber Cancer Institute and had completed an internal medicine residency at Brigham and Women's Hospital in Boston. Dr. Alam holds an M.D. from Northwestern University Medical School and a S.B. in Chemical Engineering from the Massachusetts Institute of Technology.

    Ms. Brum joined Vertex as Director, Corporate Communications in 1994 and was Vice President of Corporate Communications of the Company from 1998 until January 2001, when she was appointed Vice President of Corporate Communications and Market Development. Ms. Brum came to Vertex from Feinstein Kean Healthcare, a communications and business consulting practice, where she was a vice president. Previously, she held corporate communications and research positions at Biogen, Inc. Ms. Brum holds an M.B.A. from the Simmons Graduate School of Management, and a B.A. in biological sciences from Wellesley College.

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

    Dr. Bloom has served as our director since 1994. He was formerly with Pfizer Inc. as Executive Vice President of Research and Development from 1992 to 1993, and as Vice President from 1990 to 1992, and a director from 1973 to 1993. He also serves as a director of Cubist Pharmaceuticals Inc., Incyte
Genomics Inc., Neurogen Corporation and Microbia.

    Dr. Brimblecombe has served as our director since 1993. He served as Chairman of Vanguard Medica Ltd. from 1991 to 2000, as Chairman of Core Group plc since 1997, and as Non-Executive Chairman of Oxford Asymmetry International plc from 1997 to 2000. From 1979 to 1990, he held various Vice Presidential posts in SmithKline & French Laboratories research and development organization. He also serves as a director of several companies located in Europe.

    Mr. Conklin has served as our director since 1994. He served as Executive Vice President of Schering Plough from 1986 to 1996 and subsequently retired at the end of 1996. He also serves as a director of AlfaCell Inc. and Ventiv Inc.

    Mr. Sachs has served as our director since 1998. He currently serves as a General Partner at Charles River Ventures. From 1998 to 1999, he served as Executive Vice President and General Manager of Ascend Communications, Inc. From 1997 until 1998, Mr. Sachs served as President and CEO of Stratus
Computer, Inc. From 1995 to 1997, he served as Executive Vice President and General Manager of the Internet Telecom Business Group at Bay Networks, Inc. From 1993 to 1995, he served as President and Chief Executive Officer at Xylogics, Inc.

    Dr. Sanders has served as our director since 1996. He retired in 1994 as Chief Executive Officer and in 1995 as Chairman of Glaxo Inc. From 1990 to 1995, he served as a member of the board of Glaxo plc. From 1981 to 1989, Dr. Sanders held a number of positions at the Squibb Corporation, including that of Vice Chairman. Has served on the boards of Merrill Lynch, Reynolds Metals Co. and Morton International Inc. He is currently a director of Biopure Corporation, Edgewater Inc., Genentech, Inc., Kendle
International Inc., Magainin Pharmaceuticals Inc., Pharmacopeia Inc.,
Scios, Inc., and Trimeris Inc.

    Ms. Ullian has served as our director since 1997. Since 1996, she has served as President and Chief Executive Officer of Boston Medical Center. From 1994 to 1996, she served as President and Chief Executive Officer of Boston University Medical Center Hospital. From 1987 to 1994, Ms. Ullian served President and Chief Executive Officer of Faulkner Hospital. She also serves as a director of Hologic Inc.

SCIENTIFIC ADVISORY BOARD

    Vertex's Scientific Advisory Board consists of individuals with demonstrated expertise in various fields who advise us concerning long-term scientific planning, research and development. The Scientific Advisory Board also evaluates our research programs, recommends personnel to us and advises us on technological matters. The members of the Scientific Advisory Board, which is chaired by Dr. Mark Murcko, our Chief Technology Officer, are:

Mark Murcko, Ph.D...............  Vice President and Chief Technology Officer, Vertex
                                  Pharmaceuticals Incorporated.

Vicki L. Sato, Ph.D.............  President, Vertex Pharmaceuticals Incorporated.

Steven J. Burakoff, M.D.........  Laura and Isaac Perlmutter Professor, New York University
                                  School of Medicine; Director, Kaplan Comprehensive Cancer
                                  Center, New York University School of Medicine; Director,
                                  Skirball Institute of Biomolecular Medicine, New York
                                  School of Medicine.

Eugene H. Cordes, Ph.D..........  Professor of Medicinal Chemistry, College of Pharmacy,
                                  University of Michigan at Ann Arbor.

Jerome E. Groopman, M.D.........  Chief, Division of Experimental Medicine, Beth Israel
                                  Deaconess Medical Center; Recanati Chair of Medicine and
                                  Professor of Medicine, Harvard Medical School.

Stephen C. Harrison, Ph.D.......  Higgins Professor of Biochemistry, Harvard University;
                                  Investigator, Howard Hughes Medical Institute; Professor of
                                  Biological Chemistry and Molecular Pharmacology and
                                  Professor of Pediatrics, Harvard Medical School.

Jeremy R. Knowles, D. Phil......  Dean of the Faculty of Arts and Sciences and Amory Houghton
                                  Professor of Chemistry and Biochemistry, Harvard
                                  University.

Robert T. Schooley, M.D.........  Tim Gill Professor of Medicine and Head of Infectious
                                  Disease, University of Colorado Health Sciences Center.

    Other than Dr. Murcko and Dr. Sato, none of the members of the Scientific Advisory Board is employed by Vertex, and members may have other commitments to or consulting or advisory contracts with their employers or other entities that may conflict or compete with their obligations to us. Accordingly, such persons are expected to devote only a small portion of their time to us. In addition to our Scientific Advisory Board, we have established consulting relationships with a number of scientific and medical experts who advise us on a project-specific basis.

RISK FACTORS

WE DO NOT KNOW HOW SUCCESSFUL AGENERASE WILL BE IN EUROPE, OR WHETHER U.S. AGENERASE SALES WILL CONTINUE AT CURRENT LEVELS.

    Agenerase was only recently launched in Europe. It is too early to predict the extent to which Agenerase will be successful in Europe. Also, Agenerase's share of the U.S. protease inhibitor market may decrease due to competitive forces and market dynamics. Five other HIV protease inhibitors and a number of other products, including DuPont's Sustiva and GlaxoSmithKline's Ziagen, are on the market for the treatment of HIV infection and AIDS. Other drugs are still in development by our competitors, including Bristol Myers Squibb and Boehringer Ingelheim, which may have better efficacy, fewer side effects, easier administration and/or lower costs than Agenerase. Moreover, the growth in the worldwide market for HIV protease inhibitors has, to a certain extent, occurred as a result of early and aggressive treatment of HIV infection with a protease inhibitor-based regimen. Changes in treatment strategy, in which treatment is initiated later in the course of infection, or in which treatment is more often initiated with a regimen that does not include a protease inhibitor, may result in less use of HIV protease inhibitors. In addition, the clinical benefit of strategies used to boost drug levels of Agenerase by co-administering other antiretrovirals may not prove to be effective, or may not result in increased revenues. As a result, the total market for protease inhibitors, in the U.S. and Europe, may decline, decreasing Agenerase sales potential. Consequently, we may not recognize additional royalty and milestone revenues on Agenerase as soon as we have planned. Further, although we co-promote Agenerase in the U.S. and Europe, GlaxoSmithKline is making most of the marketing and sales efforts and we will have little control over the success of those efforts. GlaxoSmithKline has the right to terminate its agreement with us without cause upon twelve months' notice.

IF WE DO NOT SUCCESSFULLY DEVELOP OUR DRUG PIPELINE, WE MAY NOT GENERATE SUFFICIENT FUNDS TO ACHIEVE OR SUSTAIN PROFITABILITY IN THE FUTURE.

    As of December 31, 2000, our collaborators and we were conducting clinical trials for eight product candidates resulting from our research and development programs, including additional clinical trials of VX-175, VX-497, VX-740 and VX-745, and preclinical testing of four product candidates from these programs. All of the products that we are pursuing will require extensive additional development, testing and investment, as well as regulatory approvals, prior to commercialization. Our product research and development efforts may not be successful. Our drug candidates may not enter preclinical or clinical studies as or when anticipated or receive the required regulatory approvals. Moreover, our products, if introduced, may not be commercially successful. The results of preclinical and initial clinical trials of products under development by us are not necessarily predictive of results that will be obtained from large-scale clinical testing. Clinical trials of products under development may not demonstrate the safety and efficacy of such products or result in a marketable product. In addition, the administration alone or in combination with other drugs of any product developed by us may produce undesirable side effects in humans.

    The failure to demonstrate adequately the safety and efficacy of a therapeutic drug under development could delay or prevent regulatory approval of the product and could have a material adverse effect on our company. In addition, the FDA may require additional clinical trials, which could result in increased costs and significant development delays. While all or a portion of these additional costs may be covered by payments under our collaborative agreements, we bear all of the costs for our development candidates that are not partnered.

IF DELAYS IN PATIENT ENROLLMENT SLOW OUR DEVELOPMENT PROCESS WE MAY LOSE OUR COMPETITIVE ADVANTAGE OR BE UNABLE TO BRING OUR DRUGS TO MARKET.

    The rate of completion of clinical trials of our products is dependent upon, among other factors, the rate of patient accrual. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the level of compliance by the clinical sites to clinical trial protocols, and the availability of clinical trial material. Our drug candidate VX-745 is the first p38 MAP kinase inhibitor to enter Phase II clinical trials. While none of our clinical trials are currently experiencing slower than expected patient accrual, delays in patient enrollment in our planned clinical trials for VX-745 may result in increased costs, program delays or both, which could have a material adverse effect on our company. While all or a portion of these additional costs may be covered by payments under our collaborative agreements, we bear all of the costs for our development candidates that are not partnered. If our clinical trials are not completed, we may not be able to submit a new drug application and any such application may not be reviewed and approved by the FDA in a timely manner, if at all.

IF WE DO NOT OBTAIN REGULATORY APPROVAL FOR OUR PRODUCTS ON A TIMELY BASIS, OR AT ALL, OUR REVENUES WILL BE NEGATIVELY IMPACTED.

    The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years or longer and may vary substantially based upon the type, complexity and novelty of the pharmaceutical product. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based on changes in, or additions to, regulatory policies for drug approval during the period of product development and regulatory review. The effect of government regulation may be to delay or prevent the commencement of planned clinical trials for our drug candidates in clinical development, including VX-175, VX-497, VX-740, VX-745, VX-148 and timcodar. It may also delay the commercialization of our products, if any are developed and submitted for approval, for a considerable period of time, impose costly procedures upon our activities and provide competitive advantages to companies more experienced in regulatory affairs that compete with us. Moreover, even if approval is granted, such approval may entail limitations on the indicated uses for which a compound may be marketed.

IF WE ARE UNABLE TO ATTRACT AND RETAIN COLLABORATIVE PARTNERS FOR RESEARCH SUPPORT AND THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS, WE MAY NOT BE ABLE TO FUND OUR RESEARCH AND DEVELOPMENT ACTIVITIES.

    Our collaborative partners have agreed to fund portions of our research and development programs and/or to conduct certain research and development relating to specified products. In exchange, we have given them technology, product and marketing rights relating to those products. Some of our corporate partners, including Novartis, GlaxoSmithKline, Aventis and Eli Lilly, have rights to control the planning and execution of product development and clinical programs. The corporate partners may exercise their control rights in ways that may negatively impact the timing and success of those programs. Our collaborations are subject to termination rights by the collaborators. If any of Novartis, GlaxoSmithKline, Aventis or Eli Lilly were to terminate its relationship with us, or fail to meet its contractual obligations, it could have a material adverse effect on our ability to undertake research, to fund related and other programs and to develop, manufacture and market any products that may have resulted from the collaboration. For example, if Novartis were to terminate its collaboration with us before the end of the research term specified in the contract, we would no longer be eligible to receive milestone payments and reimbursements worth as much as $400 million from Novartis. We expect to seek additional collaborative arrangements to provide research support and to develop and commercialize our products in the future. We may not be able to establish acceptable collaborative arrangements in the future and even if we establish such collaborations, they may not be successful. Under certain of our collaborative agreements, our partners have agreed to provide funding for only a portion of our research and development activities and we are committed to investing our own capital to fund the remainder of the agreed upon programs. However, we may not have adequate financial resources to satisfy those requirements.

IF WE LOSE OUR TECHNOLOGICAL ADVANTAGES, WE MAY NOT BE ABLE TO COMPETE IN THE MARKETPLACE.

    We believe that our chemogenomics platform and parallel drug design strategy give us a technological advantage. However, the pharmaceutical research field is characterized by rapid technological progress and intense competition. As a result, we may not realize the expected benefits of these technologies. For example, a large pharmaceutical company, with significantly more resources than we have, could pursue a novel, systematic approach to discover drugs based on gene families using proprietary drug targets, compound libraries, compound approaches, structural protein analysis and information technologies. Such a company might identify broadly applicable compound classes faster and more effectively than we do, impeding our ability to develop and market drugs based on our approach. Further, we believe that interest in the application of structure-based drug design, parallel drug design and related approaches may continue and may accelerate as the strategies become more widely understood. Businesses, academic institutions, governmental agencies and other public and private research organizations are conducting research to develop technologies that may compete with those we use. It is possible that our competitors could acquire or develop technologies that would render our technology obsolete or noncompetitive. For example, a competitor could develop information technologies that accelerate the atomic-level analysis of potential compounds that bind to the active site of a drug target, and predict the absorption, toxicity, and relative ease-of-synthesis of candidate compounds. If we were unable to access the same technologies at an acceptable price, our business could be adversely affected.

IF OUR COMPETITORS BRING SUPERIOR PRODUCTS TO MARKET OR BRING THEIR PRODUCTS TO MARKET BEFORE WE DO, WE MAY BE UNABLE TO FIND A MARKET FOR OUR PRODUCTS.

    Our products in development may not be able to compete effectively with products which are currently on the market or new products that may be developed by others. There are many other companies developing products for the same indications that we are pursuing in development. For example, we know of at least 10 drugs in development for HIV, 5 drugs in development for the treatment of hepatitis C infection, and 20 drugs in development for the treatment of rheumatoid arthritis, by competitors in the pharmaceutical and biotechnology industries. In order to compete successfully in these areas, we must demonstrate improved safety, efficacy, ease of manufacturing and gain market acceptance over competing products which have received regulatory approval and are currently marketed. Many of our competitors, including major pharmaceutical companies such as GlaxoSmithKline, Novartis, Abbott and Merck, have substantially greater financial, technical and human resources than we do. In addition, many of our competitors have significantly greater experience than we do in conducting preclinical testing and human clinical trials of new pharmaceutical products, and in obtaining FDA and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly than we do. If we obtain regulatory approval and launch commercial sales of our products, we will also compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.

THE LOSS OF THE SERVICES OF KEY EMPLOYEES OR THE FAILURE TO HIRE QUALIFIED EMPLOYEES WOULD NEGATIVELY IMPACT OUR BUSINESS AND FUTURE GROWTH.

    Because our products are highly technical in nature, only highly qualified and trained scientists have the necessary skills to develop our products. Our future success will depend in large part on the continued services of our key scientific and management personnel, including Dr. Joshua S. Boger, our Chief Executive Officer, and Dr. Vicki L. Sato, our President. While we have entered into employment agreements with Dr. Boger and Dr. Sato, they may be terminated by the employee upon six months' notice.

    We face intense competition for our scientific personnel from our competitors, our collaborative partners and other companies throughout our industry. Moreover, the growth of local biotechnology companies and the expansion of major pharmaceutical companies into the Cambridge area has increased competition for the available pool of skilled employees, especially in technical fields, and the high cost of living in the Boston area makes it difficult to attract employees from other parts of the country. A failure to retain, as well as hire, train and effectively integrate into our organization, a sufficient number of qualified scientists and professionals would negatively impact our business and our ability to grow our business. In addition, the level of funding under certain of our collaborative agreements, in particular the Novartis collaboration, depends on the number of our scientists performing research under those agreements. If we cannot hire and retain the required personnel, funding received under the agreements may be reduced.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS MAY SUFFER.

    During the year 2000, we added approximately 100 employees, increasing the size of our organization by almost 30%, and we intend to continue to grow. This growth requires a significant investment in personnel, management systems and resources. Our ability to commercialize our products, achieve our research and development objectives, and satisfy our commitments under our collaboration agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth. If we are unable to manage growth effectively, there could be a material adverse effect on our business.

WE DEPEND ON THIRD PARTY MANUFACTURERS, AND IF WE ARE UNABLE TO OBTAIN CONTRACT MANUFACTURING ON REASONABLE TERMS, WE MAY NOT BE ABLE TO DEVELOP OR COMMERCIALIZE OUR PRODUCTS.

    Our ability to conduct clinical trials and our ability to commercialize our potential products will depend, in part, on our ability to manufacture our products on a large scale, either directly or through third parties, at a competitive cost and in accordance with FDA and other regulatory requirements. We have no experience in manufacturing pharmaceuticals or other products, and we may not be able to develop such capabilities in the foreseeable future. In addition, some of our current corporate partners have manufacturing rights with respect to our products under development. We are, therefore, dependent on third party manufacturers and our collaborative partners for the production of our compounds for preclinical research, clinical trial purposes and commercial production. Accordingly, if we are not able to obtain contract manufacturing from these third parties on commercially reasonable terms, we may not be able to conduct or complete clinical trials or commercialize our products as planned. Further, commercial formulation and manufacturing processes have yet to be developed for our drug candidates other than Agenerase. As a result, our collaborators or we may encounter difficulties developing commercial formulations and manufacturing processes for our drug candidates that could result in delays in clinical trials, regulatory submissions, regulatory approvals and commercialization of our products.

IF OUR PATENTS DO NOT PROTECT OUR PRODUCTS, OR OUR PRODUCTS INFRINGE THIRD-PARTY PATENTS, WE COULD BE SUBJECT TO LITIGATION AND SUBSTANTIAL LIABILITIES.

    As of December 31, 2000, we had 103 patent applications pending in the United States, as well as foreign counterparts in other countries. Our success will depend, in significant part, on our ability to obtain and maintain United States and foreign patent protection for our products, their uses and our processes to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We do not know whether any patents will issue from any of our patent applications or, even if patents issue or have issued, that the issued claims will provide us with any significant protection against competitive products or otherwise be valuable commercially. Legal standards relating to the validity of patents and the proper scope of their claims in the biopharmaceutical field are still evolving, and there is no consistent law or policy regarding the valid breadth of claims in biopharmaceutical patents or the effect of prior art on them. If we are not able to obtain adequate patent protection, our ability to prevent competitors from making, using and selling competing products will be limited. Furthermore, our activities may infringe the claims of patents held by third parties. We are currently contesting a suit filed by Chiron Corporation claiming infringement of three U.S. patents issued to Chiron. Although we believe that the ultimate outcome of the action will not have a material impact on our consolidated financial position, defense and prosecution of patent claims, including those at issue in the Chiron case, as well as participation in other inter-party proceedings, can be expensive and time-consuming, even in those instances in which the outcome is favorable to us. If the outcome of any such litigation or proceeding were adverse, we could be subject to significant liabilities to third parties, could be required to obtain licenses from third parties or could be required to cease sales of the affected products, any of which could have a material adverse effect on our company.

WE EXPECT TO INCUR FUTURE LOSSES AND WE MAY NEVER BECOME PROFITABLE.

    We have incurred significant operating losses each year since our inception and expect to incur a significant operating loss in 2001. We believe that operating losses will continue beyond 2001, even if we receive significant future payments under our existing and future collaborative agreements and royalties on Agenerase sales, because we are planning to make significant investments in research and development, and will incur significant selling, general, and administrative expenses for our potential products. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We may never achieve or sustain profitability.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

    We expect to incur substantial research and development and related supporting expenses as we design and develop existing and future compounds and undertake clinical trials of potential drugs resulting from such compounds. We also expect to incur substantial administrative and commercialization expenditures in the future and substantial expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property claims. We anticipate that we will finance these substantial cash needs with:

    - future payments under our collaborative agreements;

    - additional collaborative agreements;

    - Agenerase royalty revenue;

    - existing cash reserves, together with interest earned on those reserves;

    - facilities and equipment financing; and

    - future product sales to the extent that we market products directly.

    We expect that funds from these sources will be sufficient to fund our planned activities for at least the next 18 months. If not, it will be necessary to raise additional funds through public offerings or private placements of equity or debt securities or other methods of financing. Any equity financings could result in dilution to our then existing securityholders. Any debt financing, if available at all, may be on terms which, among other things, restrict our ability to pay dividends and interest (although we do not intend to pay dividends for the foreseeable future). The required interest payments associated with any significant additional debt financing could materially adversely impact our ability to service the notes. The terms of any additional debt financing may also, under certain circumstances, restrict or prohibit us from making interest payments on the notes. If adequate funds are not available, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs, including clinical trials, or attempt to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain of our technologies or products in research or development. Additional financing may not be available on acceptable terms, if at all.

IF GOVERNMENT AND PRIVATE INSURANCE PLANS DO NOT PAY FOR AGENERASE, AGENERASE MAY NOT BE SUCCESSFUL.

    The success of Agenerase in Europe will depend, in part, upon the extent to which a consumer will be able to obtain reimbursement for the cost of Agenerase from government health administration authorities, third-party payors and other organizations. Agenerase has been approved for marketing in the European Union but reimbursement amounts are determined on a country by country basis, and in some countries these reimbursement amounts have not yet been finalized. Even if a product is approved for marketing, the amount paid by reimbursing organizations may not be adequate. Also, future legislation or regulation, or related announcements or developments, concerning the health care industry or third-party or governmental coverage and reimbursement may adversely affect reimbursement policies. In particular, legislation or regulation limiting consumers' reimbursement rights could limit reimbursement amounts for the cost of Agenerase.

OUR SALES AND MARKETING EXPERIENCE IS LIMITED.

    We currently have little experience in marketing and selling pharmaceutical products. We must either develop a marketing and sales force or enter into arrangements with third parties to market and sell any of our product candidates which are approved by the FDA. We currently intend to bring VX-497 and VX-745 to market ourselves. For these drug candidates and our other drug candidates for which we have retained marketing or co-promotion rights, we may not be able to develop successfully our own sales and marketing force. We do not know whether we will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. If we develop our own marketing and sales capability, we may be competing with other companies that currently have experienced and well-funded marketing and sales operations. We have granted exclusive marketing rights for Agenerase and VX-175 to Glaxo SmithKline worldwide except the Far East, and for VX-740 to Aventis worldwide. Kissei has exclusive marketing rights to Agenerase, VX-745 and VX-702 in Japan and an option for VX-850. Even though we retain some co-promotion rights, to the extent that our collaborative partners have commercial rights to our products, any revenues we receive from those products will depend primarily on the sales and marketing efforts of others.

IF WE INCUR PRODUCT LIABILITY EXPENSES, OUR EARNINGS COULD BE NEGATIVELY
IMPACTED.

    Our business will expose us to potential product liability risks that arise from the testing, manufacturing and sales of our products. In addition to direct expenditures for damages, settlement and defense costs, there is the possibility of adverse publicity as a result of product liability claims. These risks will increase as our products receive regulatory approval and are commercialized. We currently carry $10 million (aggregate) of product liability insurance. This level of insurance may not be sufficient. Moreover, we may not be able to maintain our existing levels of insurance or be able to obtain or maintain additional insurance that we may need in the future on acceptable terms.

    In addition, our research and development activities may from time to time involve the controlled use of hazardous materials, including hazardous chemicals and radioactive materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of hazardous materials comply with regulatory requirements, we cannot completely eliminate the risk that accidental contamination or injury from these materials could expose us to significant liability.

EVENTS WITH RESPECT TO OUR SHARE CAPITAL COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

    Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. As of December 31, 2000, we had 59,612,816 shares of common stock outstanding, excluding shares reserved for issuance upon the exercise of outstanding stock options, employee stock purchase and 401(k) plans and upon conversion of our outstanding notes. As of December 31, 2000, we had granted stock options to purchase 12,195,000 shares of our common stock at a weighted average exercise price of approximately $24.35 per share, subject to adjustment in certain circumstances. Of this total, 5,194,000 were currently exercisable at a weighted average exercise price of approximately $11.84 per share. The shares of our common stock that may be issued under the options will generally be freely tradeable or transferable pursuant to an effective registration statement.

WE HAVE ADOPTED ANTI-TAKEOVER PROVISIONS THAT MAY FRUSTRATE ANY ATTEMPT TO REMOVE OR REPLACE OUR CURRENT MANAGEMENT.

    Our corporate charter and by-law provisions and stockholder rights plan may discourage certain types of transactions involving an actual or potential change of control of Vertex which might be beneficial to the company or its securityholders. Our charter provides for staggered terms for the members of the Board of Directors. Our by-laws grant the directors a right to adjourn annual meetings of stockholders, and certain provisions of the by-laws may be amended only with an 80% stockholder vote. Pursuant to our stockholder rights plan, each share of common stock has an associated preferred share purchase right. The rights will not trade separately from the common stock until, and are exercisable only upon, the acquisition or the potential acquisition through tender offer by a person or group of 15% or more of the outstanding common stock. We may issue shares of any class or series of preferred stock in the future without stockholder approval and upon such terms as our Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any class or series of preferred stock that may be issued in the future. As a result, shareholders or other parties may find it more difficult to remove or replace our current management.

OUR STOCK PRICE MAY FLUCTUATE BASED ON FACTORS BEYOND OUR CONTROL.

    Market prices for securities of companies such as Vertex are highly volatile. Within the 12 months ended December 31, 2000 our common stock traded between $11.68 and $99.25. The market for our stock, like that of other companies in the biotechnology field, has from time to time experienced significant price and volume fluctuations that are unrelated to our operating performance. The future market price of our securities could be significantly and adversely affected by factors such as:

    - announcements of results of clinical trials;

    - technological innovations or the introduction of new products by our competitors;

    - government regulatory action;

    - public concern as to the safety of products developed by others;

    - developments in patent or other intellectual property rights or announcements relating to these matters;

    - developments in domestic and international governmental policy or regulation, for example relating to intellectual property rights; and

    - developments and market conditions for pharmaceutical and biotechnology stocks, in general.

OUR OUTSTANDING INDEBTEDNESS MAY INCREASE OUR COSTS AND MAKE IT MORE DIFFICULT TO OBTAIN ADDITIONAL FINANCING.

    As of December 31, 2000, we had approximately $347 million in long-term debt. The high level of our indebtedness will impact us by:

    - significantly increasing our interest expense and related debt service costs;

    - making it more difficult to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes; and

    - constraining our ability to react quickly in an unfavorable economic climate.

ITEM 2. PROPERTIES

    We lease an aggregate of approximately 340,000 square feet of laboratory and office space in seven facilities in Cambridge, Massachusetts. The leases have expiration dates ranging from 2001 to 2010. We have the option to extend the lease for our headquarters facility at 130 Waverly Street, Cambridge, for up to two additional terms, ending in 2015 with respect to one portion of the building, and in 2019 for the other portion of the building. The lease for the laboratory and office building adjacent to our headquarters will expire in 2010 with the option to extend the lease for up to two additional terms, ending in 2030. We have entered into another agreement to lease approximately 275,000 square feet of laboratory and office space presently under construction in Kendall Square, Cambridge, Massachusetts. That lease will expire in 2017 with the option to extend the lease for two consecutive terms of 10 years each ultimately expiring in 2037.

    We lease approximately 21,000 square feet of laboratory and office space in Milton Park, Abingdon, England, under a lease expiring in 2013, with a right of early termination in 2008, for our U.K. business and research and development activities.

    We believe our facilities are adequate for our current needs. We believe we can obtain additional space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

    Chiron Corporation filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. The reexamination process is still ongoing. While the length of the stay, the outcome of the reexamination, the effect of that outcome on the lawsuit and the final outcome of the lawsuit cannot be determined, we maintain that the plaintiff's claims are without merit and intend to defend the lawsuit, if and when it resumes, vigorously.

ITEM 4. SUBMISSION OF MATTERS TO SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock trades on the Nasdaq Stock Market ("Nasdaq") under the symbol "VRTX." The following table sets forth the high, low and last sale prices of each quarter for the common stock as reported by Nasdaq:

YEAR ENDED DECEMBER 31, 1999:                           HIGH       LOW       CLOSE
-----------------------------                         --------   --------   --------
First quarter.......................................   $16.25     $11.25     $12.63
Second quarter......................................    13.19       9.69      12.06
Third quarter.......................................    17.41      11.06      15.53
Fourth quarter......................................    18.63      11.69      17.50

YEAR ENDED DECEMBER 31, 2000:
----------------------------------------------------
First quarter.......................................   $45.19     $16.50     $23.41
Second quarter......................................    58.00      18.88      52.69
Third quarter.......................................    96.00      46.00      84.50
Fourth quarter......................................    99.25      51.50      71.50

    The last sale price of the common stock on March 12, 2001, as reported by Nasdaq, was $32.00 per share. As of March 12, 2001, there were approximately 200 holders of record of the common stock (approximately 35,000 beneficial holders).

    We have never declared or paid any cash dividends on our common stock, and we currently expect that future earnings, if any, will be retained for use in our business.

RECENT SALES OF UNREGISTERED SECURITIES

    On September 15, 2000, the Company issued a call for redemption of its outstanding 5% Convertible Subordinated Notes due March 2007 (the "March Notes"). As of October 4, 2000, all of the March Notes were converted by holders into 4,340,260 shares of common stock at a price of $40.32 per share. The shares of common stock issued upon conversion of the March Notes were issued in reliance on Section 3(a)(9) of the Securities Act of 1933 as securities exchanged by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial data for each of the five years in the period ended December 31, 2000 are derived from our Consolidated Financial Statements. This data should be read in conjunction with our audited financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           YEAR ENDED DECEMBER 31,*
                                             ----------------------------------------------------
                                               2000       1999       1998       1997       1996
                                             --------   --------   --------   --------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Consolidated Statement of Operations Data:
Revenues:
Royalties and product sales................  $ 12,036   $  8,053         --         --         --
Collaborative and other research and
  development revenues.....................    66,091     42,507   $ 29,055   $ 29,926   $ 13,341
                                             --------   --------   --------   --------   --------
    Total revenues.........................    78,127     50,560     29,055     29,926     13,341
Costs and expenses:
  Royalties and product costs..............     4,082      2,925         --         --         --
  Research and development.................    84,921     72,180     58,668     51,624     35,212
  General and administrative...............    27,806     26,131     18,135     11,430      7,929
  License payment..........................        --         --         --         --     15,000
                                             --------   --------   --------   --------   --------
    Total costs and expenses...............   116,809    101,236     76,803     63,054     58,141
                                             --------   --------   --------   --------   --------
Net loss from operations...................   (38,682)   (50,676)   (47,748)   (33,128)   (44,800)
                                             --------   --------   --------   --------   --------
  Interest income, net.....................    17,110     10,434     14,662     13,297      4,795
  Debt conversion expense..................   (14,375)        --         --         --         --
  Equity in losses of unconsolidated
    subsidiary.............................      (550)      (724)        --         --         --
                                             --------   --------   --------   --------   --------
Net loss before cumulative effect of change
  in accounting principle..................  $(36,497)  $(40,966)  $(33,086)  $(19,831)  $(40,005)
Cumulative effect of change in accounting
  principle................................    (3,161)        --         --         --         --
                                             --------   --------   --------   --------   --------
Net loss...................................  $(39,658)  $(40,966)  $(33,086)  $(19,831)  $(40,005)
                                             ========   ========   ========   ========   ========
Basic and diluted net loss per common
  share....................................  $  (0.73)  $  (0.80)  $  (0.65)  $  (0.41)  $  (1.06)
Basic and diluted weighted average number
  of common shares outstanding.............    54,322     51,036     50,598     48,528     37,596

                                                               DECEMBER 31,
                                         --------------------------------------------------------
                                           2000        1999        1998        1997        1996
                                         ---------   ---------   ---------   ---------   --------
Consolidated Balance Sheet Data:
Cash, cash equivalents and
  investments..........................  $ 707,424   $ 187,802   $ 245,652   $ 279,671   $130,359
Total assets...........................    772,881     232,445     266,346     295,604    143,499
Obligations under capital leases and
  debt, excluding current portion......    347,313       4,693       7,032       5,905      5,617
Accumulated deficit....................   (230,485)   (190,827)   (149,861)   (116,775)   (96,944)
Total stockholders' equity.............    386,897     209,234     246,212     276,001    130,826

* Note: Previously reported financial data for the years ended December 31, 1996 through 1999 has not been restated to give the pro forma effect of the adoption of the provisions of SAB 101 as the effect could not be reasonably determined. See "Note C: Change in Accounting Principle" in the Notes to the Consolidated Financial Statements for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We are a biotechnology company that seeks to discover, develop and market small molecule drugs that address major medical needs. We have seven drug candidates in clinical development to treat viral diseases, inflammation, cancer, autoimmune diseases and neurological disorders. We have created our pipeline using a proprietary approach, information-driven drug design, that integrates advanced biology, chemistry, biophysics and information technologies to make the drug discovery process more efficient and productive.

    Our first approved product is Agenerase (amprenavir), an HIV protease inhibitor, which we co-promote with GlaxoSmithKline. We earn a royalty from GlaxoSmithKline from sales of Agenerase. Agenerase received U.S. Food and Drug Administration approval through an expedited review process for the treatment of HIV infection in 1999. Agenerase has also received approval in other countries, including the 15 member states of the European Union and Japan where the drug is sold under the trade name Prozei.

    We have significant collaborations with Aventis, Eli Lilly, GlaxoSmithKline, Kissei, Novartis, Schering AG (Germany), Serono and Taisho. These collaborations provide us with financial support and other valuable resources for our research programs, development of our clinical drug candidates, and marketing and sales of our products.

    We have incurred operating losses since our inception and expect to incur a loss in 2001. We believe that operating losses will continue beyond 2001 as we are planning to make significant investments in research and development for our other potential products. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial.

    In the fourth quarter of 2000, Vertex adopted SAB 101, "Revenue Recognition in Financial Statements" retroactive to January 1, 2000. SAB 101 was issued by the Securities and Exchange Commission in December 1999 and provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. Prior to adoption of SAB 101, we recognized revenue from collaborative research and development arrangements as earned under the terms of the arrangements. License payments were recorded as revenue when payment was assured and contractual obligations met. Payments from contractual milestones were recognized when achieved, and product research funding was recorded on a quarterly basis, when research effort was incurred. In adopting SAB 101, we recognize revenue from research and development arrangements over the period of continuing involvement as the lessor of the non-refundable cash received or the result achieved using percentage of completion accounting under Emerging Issues Task Force No. 91-6. Where we have no continuing involvement, we will record nonrefundable license fees as revenue upon receipt and milestone revenue upon achievement of the milestone by the collaborative partner. Pursuant to the adoption of SAB 101, we recorded a cumulative effect of change in accounting principle related to collaborative research and development revenues recognized in prior periods. As a result, we recorded a one-time, non-cash charge of $3,161,000. The impact of our adoption of SAB 101 was to defer revenue recognition for certain portions of revenue previously recognized under our collaborative agreements into future accounting periods. During the year ended December 31, 2000, we recorded as revenue the full amount of the $3,161,000, the cumulative effect of the change in accounting principle. The results of the first three quarters of the fiscal year ending December 31, 2000 have been restated in accordance with SAB 101.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

    Our net loss for 2000 was $39,658,000 or $0.73 per basic and diluted share, including the cumulative effect of a change in accounting principle, compared to $40,966,000 or $0.80 per basic and diluted share in 1999.

    Our total revenues increased to $78,127,000 in 2000 from $50,560,000 in 1999. In 2000, revenues consisted of $12,036,000 in royalty and product sales revenue and $66,091,000 in collaborative and other research and development revenue. Revenue in 1999 consisted of $8,053,000 in royalty and product sales revenue and $42,507,000 in collaborative and other research and development revenue.

    Royalties and product sales include Agenerase royalty revenue from GlaxoSmithKline as well as sales of commercial drug substance to Kissei in Japan. Agenerase royalty revenue from GlaxoSmithKline was recognized for the first time in 1999 and is based upon worldwide net sales of Agenerase as provided by GlaxoSmithKline.

    The growth in collaborative and other research and development revenue in 2000, as compared with 1999, is largely due to new collaborative agreements signed during the year. In May 2000, we agreed with Novartis to collaborate to discover, develop and commercialize small molecule drugs targeted at the kinase protein family. In connection with this contract, we recognized approximately $27,910,000 in revenue during 2000. In December 2000 we entered into a collaboration with Serono to discover, develop and market caspase inhibitors. Previously, in November 1999, we entered into a collaborative agreement with Taisho for our caspase program. In connection with these contracts, we recognized approximately $6,974,000 of revenue in 2000, compared with $3,900,000 in 1999. Additionally, we received and recognized as revenue a $10,000,000 payment from Aventis under a collaborative agreement signed in October 1999 covering the development of VX-740, an orally active inhibitor of interleukin-1 beta converting enzyme (ICE). In November 2000 we received and recognized as revenue a $3,000,000 milestone from GlaxoSmithKline for the approval of Agenerase by the European Union. As of June 30, 2000, the research support payments from Kissei under the p38 MAP Kinase collaboration ended. Collaborative and other research and development revenue for the year ended December 31, 1999 includes $15,000,000 recognized under the Aventis agreement signed in October 1999 and a $5,000,000 milestone payment received from GlaxoSmithKline for U.S. FDA approval of Agenerase. The balance of collaborative and other research and development revenue for 2000 and 1999 is made up of development reimbursements and research support payments from other collaborative partners.

    Total costs and expenses increased to $116,809,000 in 2000 from $101,236,000 in 1999. Royalties and product costs of $4,082,000 consist of royalty payments to G.D. Searle & Co. and the cost of commercial drug substance sold to Kissei. Under the terms of the 1996 license agreement between GlaxoSmithKline, Searle and us, we agreed to pay Searle a royalty on sales of Agenerase.

    Research and development expenses increased to $84,921,000 in 2000 from $72,180,000 in 1999 principally due to the continued expansion of our research and development operations and an increase in the number of drug development candidates. Related to our expansion were increases in personnel, facilities expenses, equipment depreciation and increased technology license payments for access to gene database information. The expenses associated with the expansion were partially offset by a decrease in external development activities associated with certain drug candidates. We anticipate research and development expenses to continue to increase as personnel are added and research and development activities are expanded to accommodate our existing collaborations and additional commitments we may undertake in the future.

    Sales, general and administrative expenses were $27,806,000 in 2000 compared with $26,131,000 in 1999. The increase was primarily a result of increased personnel and professional expenses. Additionally, marketing expenses associated with Agenerase increased in 2000. We expect sales, general and administrative expenses to continue to increase as we continue to grow.

    Interest income increased by $16,591,000 to $27,679,000 in 2000 compared with 1999 due to a higher level of cash and investments throughout the year as a result of the proceeds received from the issuance of $520,000,000 of convertible subordinated notes in March and September of 2000.

    Interest expense increased by $9,915,000 to $10,569,000 for the year ended December 31, 2000 from $654,000 for the year ended December 31, 1999. The increase is due to interest expense associated with the convertible subordinated notes issued in March and September of 2000.

    In the third quarter of 2000 we recognized debt conversion expense of $14,375,000, representing the "make-whole" payment resulting from the call of our $175,000,000 aggregate principal amount of 5% Convertible Subordinated Notes due March 2007 ("March Notes"). As a result of the call for redemption, the holders of the March Notes were entitled to a "make-whole" payment of $82.14 per $1,000 principal amount of notes.

    At December 31, 2000, we had a 23.5% equity investment in Altus of approximately $1,726,000. Using the equity method of accounting, we recorded $550,000 as our share of the loss in Altus for the twelve months ended December 31, 2000, compared with $724,000 for the twelve months ended
December 31, 1999. Altus is expected to incur additional losses in 2001 and we will record our proportionate share of losses against the investment balance.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

    The net loss for 1999 was $40,966,000 or $0.80 per basic and diluted share compared to $33,086,000 or $0.65 per basic and diluted share in 1998.

    Our total revenues were $50,560,000 in 1999 as compared to $29,055,000 in 1998. In 1999, revenues consisted of $8,053,000 in royalty and product sales revenue and $42,507,000 in collaborative and other research and development revenue. Revenue in 1998 consisted of $29,055,000 in collaborative and other research and development revenue.

    Collaborative and other research and development revenue increased in 1999, as compared with 1998, due primarily to new collaborative agreements and larger milestone payments earned during the year. In 1999, we earned a $5,000,000 milestone payment from GlaxoSmithKline for U.S. FDA approval of Agenerase. We recorded $15,000,000 in collaborative revenue from Aventis as part of an expanded collaborative agreement covering the development of VX-740. In connection with a collaborative agreement signed with Taisho for our caspase program, we recognized $3,000,000 for prior research costs and approximately $900,000 in product research funding. Included in 1998 collaborative and other research and development revenue is a $6,000,000 payment from Schering earned in connection with the signing of a collaborative agreement for our neurophilins ligand program and a $3,000,000 milestone payment from GlaxoSmithKline for the NDA filing for Agenerase. Total research funding from our collaborative partners decreased by approximately $1,380,000 in 1999 primarily because the research funding requirements under the GlaxoSmithKline agreement ended on December 31, 1998.

    Total costs and expenses increased to $101,236,000 in 1999 compared to $76,803,000 in 1998. Royalties and product costs of $2,925,000 in 1999 consist of royalty payments to Searle and the cost of commercial drug substance sold to Kissei. Research and development expenses increased to $72,180,000 in 1999 from $58,668,000 in 1998. The increase was mainly due to expansion of our operations in the U.K., as well as increased development expenses due to the commencement of clinical trials in the second half of 1998 and the increase in other development activities associated with our IMPDH inhibitor VX 497, for psoriasis and hepatitis C, our neurophilins drug candidate, timcodar, for diabetic neuropathy, and our p38 MAP kinase inhibitor, VX-745, for inflammatory diseases. Sales, general and administrative expenses increased to $26,131,000 in 1999 from $18,135,000 in 1998, primarily as a result of increased administrative requirements of our growing research and development operation, legal expenses associated with expansion of our intellectual property position and marketing expenses associated with Agenerase.

    Interest income decreased $4,255,000 to $11,088,000 in 1999 from $15,343,000 in 1998 due to lower levels of cash and investments throughout the year as well as lower yields earned on investment securities. Interest expense decreased slightly in 1999 to $654,000 from $681,000 in 1998, primarily due to lower levels of equipment financing during 1999.

    In February 1999, we restructured our investment in Altus, which was a majority owned subsidiary. As part of the transaction, we provided Altus $3,000,000 of cash and surrendered our shares in Altus preferred stock in exchange for two new classes of preferred stock and warrants. At December 31, 1999, we had a 29.5% equity investment in Altus of approximately $2,276,000. For the year ending December 31, 1999, we recorded $724,000 as our share of Altus' losses.

LIQUIDITY AND CAPITAL RESOURCES

    Our operations have been funded principally through strategic collaborative agreements, public offerings and private placements of our equity and debt securities, equipment lease financing, and investment income. With the approval and launch of Agenerase in April 1999, we began receiving product royalty revenues. During the twelve months ended December 31, 2000, we completed a private placement of $175,000,000 of 5% Convertible Subordinated Notes due March 2007 and $345,000,000 of 5% Convertible Subordinated Notes due
September 2007. We have continued to increase and advance products in our research and development pipeline. Consequently, we expect to incur losses on a quarterly and annual basis as we continue to develop existing and future compounds and to conduct clinical trials of potential drugs. We also expect to incur substantial administrative and commercialization expenditures in the future and additional expenses related to filing, prosecution, defense and enforcement of patent and other intellectual property rights.

    We expect to finance these substantial cash needs with future payments under our existing and future collaborative agreements, royalties from the sales of Agenerase, existing cash and investments of $707,424,000 at December 31, 2000, together with investment income earned thereon, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

    Our aggregate cash and investments increased by $519,622,000 during the twelve months ended December 31, 2000 to $707,424,000. Cash used by operations was $16,644,000 during the same period. We received $37,458,000 from Novartis in connection with the collaborative agreement signed in May of 2000 of which approximately $27,910,000 was recognized as revenue during the twelve months ended December 31, 2000. Under the collaborative agreement with Aventis signed in October 1999, we received a $10,000,000 payment in May 2000, all of which was recognized as revenue during 2000. We continue to invest in equipment and leasehold improvements for facilities to meet the operating needs associated with the growth in our headcount. In 2000, property and equipment expenditures were $11,913,000. Cash provided by financing activities for the twelve months ended December 31, 2000 was $544,031,000, including $503,962,000 in net proceeds from the issuance of $520,000,000 of convertible subordinated notes in March and September of 2000, as well as $42,438,000 from the issuance of common stock under employee stock option and benefit plans.

    On September 15, 2000, we announced the call of our March Notes. As of December 31, 2000, $175,000,000 of the March Notes had been converted into 4,340,260 shares of common stock at a price of $40.32 per share. We reclassified $4,917,000 of related unamortized deferred debt issuance costs to stockholders' equity as part of the conversion in 2000. In connection with the call for redemption, the holders of the notes were entitled to a "make-whole" payment of $82.14 per $1,000 principal amount of notes, which resulted in a one-time charge to earnings of $14,375,000.

    During 2000, we entered into two new collaborative agreements. In May 2000, we entered into an agreement with Novartis to collaborate on the discovery, development, and commercialization of small molecule drugs directed at targets in the kinase protein family. Under the agreement, Novartis agreed to pay us approximately $600,000,000 in pre-commercial payments, comprised of $15,000,000 paid upon signing of the agreement, up to $200,000,000 in product research funding over six years and up to approximately $400,000,000 in further license fees and milestone payments. These amounts are based on the development of eight drug candidates. In addition, Novartis created a $200,000,000 loan facility to support certain clinical studies which we may draw down in increments up to $25,000,000 for each drug candidate. The loan is interest free and Novartis will forgive the full amount of any advances if Novartis accepts the drug candidate for development under our agreement with Novartis.

    In December 2000, we entered into an agreement with Serono to collaborate on the discovery, development, and commercialization of caspase inhibitors. Under the agreement, we could receive up to $95,000,000 in pre-commercial payments, comprised of $5,000,000 in payments for prior research, up to $20,000,000 in product research funding over five years and up to $70,000,000 in further license fees and milestone payments. These amounts are based on the development of more than one drug candidate.

LEGAL PROCEEDINGS

    Chiron Corporation filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. That reexamination process is still ongoing. While the length of the stay, the outcome of the reexamination, the effect of that outcome on the lawsuit and the final outcome of the lawsuit cannot be determined, we maintain that the plaintiff's claims are without merit and intend to defend the lawsuit, if and when it resumes, vigorously.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 138, "Accounting for Certain Derivative Instruments an amendment of SFAS No. 133" ("Accounting for Certain Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. We will adopt SFAS No. 138 in 2001, in accordance with SFAS No. 137, which deferred the effective date of SFAS No. 133. To date, we have not engaged in derivative or hedging activities and accordingly do not believe the adoption of SFAS No. 138 will have a material impact on our financial statements and related disclosures.

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

    The information required by Item 8 is contained on pages F-1 through F-24 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding directors required by this Item is included in the definitive Proxy Statement for Vertex's 2001 Annual Meeting of Stockholders, to be filed with the Commission on or about April 3, 2001 (the "2001 Proxy Statement"), under "Election of Directors" and is incorporated herein by reference. The information regarding executive officers required by this Item is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is included in the 2001 Proxy Statement under "Executive Compensation" and is incorporated herein by reference (excluding, however, the "Report on Executive Compensation" and the Performance Graph contained in the 2001 Proxy Statement, which shall not be deemed incorporated herein).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is included in the 2001 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS.  The Financial Statements required to be filed by
Item 8 of this Annual Report on Form 10-K, and filed herewith, are as follows:

                                                              PAGE NUMBER IN
                                                              THIS FORM 10-K
                                                              --------------
Report of Independent Accountants...........................  F-2
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................  F-3
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................  F-4
Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss for the years ended December 31, 2000,
  1999 and 1998.............................................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................  F-6
Notes to Consolidated Financial Statements..................  F-7 to F-24

(a)(2)  FINANCIAL STATEMENT SCHEDULES.

    Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3)  EXHIBITS.

EXHIBIT
NUMBER                                      EXHIBIT DESCRIPTION
-------                 ------------------------------------------------------------
         3.1            Restated Articles of Organization filed with the
                        Commonwealth of Massachusetts on July 31, 1991 (filed as
                        Exhibit 3.1 to Vertex's 1997 Annual Report on Form 10-K
                        (File No. 000-19319) and incorporated herein by reference).

         3.2 Articles of Amendment filed with the Commonwealth of Massachusetts on June 4, 1997 (filed as Exhibit 3.2 to
                        Vertex's 1997 Annual Report on Form 10- K (File No.
                        000-19319) and incorporated herein by reference).

         3.3            Certificate of Vote of Directors Establishing a Series of a
                        Class of Stock, as filed with the Secretary of the
                        Commonwealth of Massachusetts on July 31, 1991 (filed as
                        Exhibit 3.3 to Vertex's 1997 Annual Report on Form 10-K
                        (File No. 000-19319) and incorporated herein by reference).

         3.4 By-laws of Vertex as amended and restated as of March 12, 2001 (filed herewith).

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

         4.3            First Amendment to Rights Agreement dated as of February 21,
                        1997 (filed as Exhibit 4.3 to Vertex's 1996 Annual Report on
                        Form 10-K (File No. 000-19319) and incorporated herein by
                        reference).

         4.4            Indenture dated as of September 19, 2000 between Vertex and
                        State Street Bank and Trust Company (filed as Exhibit 4.1 to
                        Vertex's Quarterly Report on Form 10-Q for the quarter ended
                        September 30, 2000 (File No. 000-19319) and incorporated
                        herein by reference).

         4.5            Supplemental Indenture dated as of December 12, 2000 between
                        Vertex and State Street Bank and Trust Company (filed as
                        Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Form S-3
                        filed by Vertex (Registration No. 333-49844) and
                        incorporated herein by reference.

         4.6            Registration Rights Agreement dated as of September 19, 2000 among Vertex and Merrill Lynch & Co., Merrill Lynch, Pierce,
                        Fenner & Smith Incorporated, Credit Suisse First Boston
                        Corporation, Robertson Stephens, Inc., Chase Securities Inc.
                        and J.P. Morgan Securities Inc., as Initial Purchasers
                        (filed as Exhibit 4.2 to Vertex's Quarterly Report on Form
                        10-Q for the quarter ended September 30, 2000 (File No.
                        000-19319) and incorporated herein by reference).

        10.1 1991 Stock Option Plan, as amended and restated as of September 14, 1999 (filed as Exhibit 10.1 to Vertex 1999
                        Annual Report on Form 10-K (File No. 000-19319) and incorporated herein by reference).*

        10.2 1994 Stock and Option Plan, as amended and restated as of September 14, 1999 (filed as Exhibit 10.1 to Vertex 1999
                        Annual Report on Form 10-K (File No. 000-19319) and incorporated herein by reference).*

        10.3            1996 Stock and Option Plan, Amended and Restated as of March
                        12, 2001 (filed herewith)*

        10.4            Non-Competition and Stock Repurchase Agreement between
                        Vertex and Joshua Boger, dated April 20, 1989 (filed as
                        Exhibit 10.2 to Vertex's Registration Statement on Form S-1
                        (Registration No. 33-40966) or amendments thereto and
                        incorporated herein by reference).*

EXHIBIT
NUMBER                                      EXHIBIT DESCRIPTION
-------                 ------------------------------------------------------------
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

        10.7            Form of Executive Employment Agreement executed by Joshua S.
                        Boger and Vicki L. Sato (filed as Exhibit 10.6 to Vertex's
                        1994 Annual Report on Form 10-K (File No. 000-19319) and
                        incorporated herein by reference).*

        10.8            Form of Amendment to Employment Agreement executed by Joshua
                        S. Boger and Vicki L. Sato (filed as Exhibit 10.1 to
                        Vertex's Quarterly Report on Form 10-Q for the quarter ended
                        June 30, 1995 (File No. 000-19319) and incorporated herein by reference).*

        10.9            Executive Employment Agreement between Vertex and Iain P.M.
                        Buchanan (filed herewith).*

        10.10           Agreement dated December 21, 2000 between Vertex and Richard
                        H. Aldrich (filed herewith).*

        10.11           Lease dated March 3, 1995, between Fort Washington Realty
                        Trust and Vertex, relating to the premises at 130 Waverly
                        Street, Cambridge, MA (filed as Exhibit 10.15 to Vertex's
                        1994 Annual Report on Form 10-K (File No. 000-19319) and incorporated herein by reference).

        10.12           First Amendment to Lease dated March 3, 1995 between Fort
                        Washington Realty Trust and Vertex (filed as Exhibit 10.15 to Vertex's 1995 Annual Report on Form 10-K (File No.
                        000-19319) and incorporated herein by reference).

        10.13           Second Amendment to Lease and Option Agreement dated June
                        12, 1997 between Fort Washington Realty Trust and Vertex
                        (filed as Exhibit 10.17 to Vertex 1999 Annual Report on Form
                        10-K (File No. 000-19319) and incorporated herein by
                        reference).

        10.14           Third, Fourth and Fifth Amendments to Lease between Fort
                        Washington Realty Trust and Vertex (with certain confidential information deleted) (filed herewith).

        10.15           Lease by and between Trustees of Fort Washington Realty
                        Trust, Landlord, and Vertex, executed September 17, 1999
                        (filed as Exhibit 10.27 to Vertex's Quarterly Report on Form
                        10-Q for the quarter ended September 30, 1999, with certain confidential information deleted (File No. 000-19319), and incorporated herein by reference).

        10.16           Lease by and between Kendall Square, LLC, Landlord, and
                        Vertex, executed January 18, 2001 (with certain confidential information deleted) (filed herewith).

        10.17           Agreement for Lease of Premises at 88 Milton Park, Abingdon,
                        Oxfordshire between Milton Park Limited and Vertex
                        Pharmaceuticals (Europe) Limited and Vertex Pharmaceuticals
                        Incorporated (filed as Exhibit 10.18 to Vertex 1999 Annual
                        Report on Form 10-K (File No. 000-19319) and incorporated
                        herein by reference)

        10.18           Research and Development Agreement dated April 13, 1993
                        between Vertex and Kissei Pharmaceutical Co., Ltd. (with
                        certain confidential information deleted) (filed as Exhibit
                        10.1 to Vertex's Quarterly Report on Form 10-Q for the
                        quarter ended March 31, 1993 (File No. 000-19319) and
                        incorporated herein by reference).

        10.19           Research Agreement and License Agreement, both dated
                        December 16, 1993, between Vertex and Burroughs Wellcome Co.
                        (with certain confidential information deleted) (filed as
                        Exhibit 10.16 to Vertex's Annual Report on Form 10-K for the
                        year ended December 31, 1993 (File No. 000-19319) and
                        incorporated herein by reference).

EXHIBIT
NUMBER                                      EXHIBIT DESCRIPTION
-------                 ------------------------------------------------------------
        10.20           Research and Development Agreement between Vertex and Eli
                        Lilly and Company effective June 11, 1997 (filed with
                        certain confidential information deleted as Exhibit 10.1 to
                        Vertex's Quarterly Report on Form 10-Q for the quarter ended
                        June 30, 1997, (File No. 000-19319) and incorporated herein by reference).

        10.21           Research and Development Agreement between Vertex and Kissei
                        Pharmaceutical Co. Ltd. effective September 10, 1997 (filed, with certain confidential information deleted, as Exhibit
                        10.1 to Vertex's Quarterly Report on Form 10-Q for the
                        quarter ended September 30, 1997, (File No. 000-19319) and incorporated herein by reference).

        10.22 Research Agreement between Vertex and Schering AG dated as of August 24, 1998 (filed, with certain confidential information deleted, as Exhibit 10.1 to Vertex's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 1998, (File No. 000-19319) and incorporated herein by reference).

        10.23           License, Development and Commercialization Agreement between the Company and Hoechst Marion Roussel Deutschland GmbH
                        dated September 1, 1999 (filed with certain confidential
                        information deleted as Exhibit 10.27 to Vertex's Quarterly
                        Report on Form 10-Q for the quarter ended September 30,
                        1999, (File No. 000-19319), and incorporated herein by
                        reference).

        10.24           Collaboration and Option Agreement between Vertex and Taisho
                        Pharmaceutical Co., Ltd. dated November 30, 1999 (filed,
                        with certain confidential information deleted, as Exhibit
                        10.27 to Vertex's 1999 Form 10-K, (File No. 000-19319) and
                        incorporated herein by reference).

        10.25           Research and Early Development Agreement between Vertex and
                        Novartis Pharma AG dated May 8, 2000 (filed, with certain
                        confidential information deleted, as Exhibit 10.1 to
                        Vertex's Quarterly Report on Form 10-Q for the quarter ended
                        March 31, 2000, (File No. 000-19319) and incorporated herein by reference).

        10.26           Research Agreement between Vertex and Laboratoires Serono
                        S.A. dated December 11, 2000 (with certain confidential information deleted) (filed herewith).

        21              Subsidiaries of Vertex (filed as Exhibit 21 to Vertex's 1999
                        Form 10-K, (File No. 000-19319) and incorporated herein by reference).

        23              Consent of Independent Accountants (filed herewith).

------------------------

*   Compensatory plan or agreement applicable to management and employees.

(b) Reports on Form 8-K. The following reports on Form 8-K were filed by Vertex during the quarter ended December 31, 2000:

    Report dated October 5, 2000 reporting the conversion of our 5% Convertible Subordinated Notes Due March 2007.

    Report dated December 21, 2000 reporting the resignation of Richard H. Aldrich from his position as Senior Vice President and Chief Business Officer of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VERTEX PHARMACEUTICALS INCORPORATED

                                             By:              /s/ JOSHUA S. BOGER
                                                  ------------------------------------------
                                                                Joshua S. Boger
March 23, 2001                                              CHIEF EXECUTIVE OFFICER

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

                        NAME                                      TITLE                   DATE
                        ----                                      -----                   ----

                                                       Director, Chairman and
                 /s/ JOSHUA S. BOGER                     Chief Executive Officer
     -------------------------------------------         (Principal Executive        March 23, 2001
                   Joshua S. Boger                       Officer)

              /s/ JOHANNA MESSINA POWER
     -------------------------------------------       Controller (Principal         March 23, 2001
                Johanna Messina Power                    Accounting Officer)

                 /s/ BARRY M. BLOOM
     -------------------------------------------       Director                      March 23, 2001
                   Barry M. Bloom

              /s/ ROGER W. BRIMBLECOMBE
     -------------------------------------------       Director                      March 23, 2001
                Roger W. Brimblecombe

                /s/ DONALD R. CONKLIN
     -------------------------------------------       Director                      March 23, 2001
                  Donald R. Conklin

                 /s/ BRUCE I. SACHS
     -------------------------------------------       Director                      March 23, 2001
                   Bruce I. Sachs

               /s/ CHARLES A. SANDERS
     -------------------------------------------       Director                      March 23, 2001
                 Charles A. Sanders

                /s/ ELAINE S. ULLIAN
     -------------------------------------------       Director                      March 23, 2001
                  Elaine S. Ullian

                      VERTEX PHARMACEUTICALS INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE NUMBER
                                                              -----------
Report of Independent Accountants...........................      F-2

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................      F-3

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................      F-4

Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss for the years ended December 31, 2000,
  1999 and 1998.............................................      F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................      F-6

Notes to Consolidated Financial Statements..................      F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Vertex Pharmaceuticals Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows present fairly, in all material respects, the financial position of Vertex Pharmaceuticals Incorporated and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note C to the consolidated financial statements, during the year ended December 31, 2000 the Company changed its method of accounting for revenue recognition.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 22, 2001

                      VERTEX PHARMACEUTICALS INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                               EXCEPT SHARE AND PER
                                                                  SHARE AMOUNTS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................   $322,090     $ 31,548
  Short-term investments, available for sale................     66,509       84,080
  Accounts receivable.......................................     12,262        5,956
  Prepaid expenses..........................................      2,325        1,439
                                                               --------     --------
      Total current assets..................................    403,186      123,023
  Restricted cash...........................................      9,788        9,788
  Long-term investments, available for sale.................    318,825       72,174
  Property and equipment, net...............................     28,149       24,480
  Investment in equity affiliate............................      1,726        2,276
  Other assets..............................................     11,207          704
                                                               --------     --------
      Total assets..........................................   $772,881     $232,445
                                                               ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  3,847     $  2,979
  Accrued expenses..........................................     14,994       11,173
  Accrued interest..........................................      4,879           --
  Deferred revenue..........................................     12,574        2,000
  Obligations under capital lease and debt..................      2,377        2,366
                                                               --------     --------
      Total current liabilities.............................     38,671       18,518
Obligations under capital lease and debt, excluding current
  portion...................................................      2,313        4,693
Convertible subordinated notes..............................    345,000           --
                                                               --------     --------
      Total liabilities.....................................    385,984       23,211
                                                               --------     --------
Commitments (Note K)
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized; none issued and outstanding at December 31,
    2000 and 1999, respectively.............................         --           --
  Common stock, $0.01 par value; 100,000,000 shares
    authorized; 59,612,816 and 51,370,728 shares issued and
    outstanding at December 31, 2000 and 1999,
    respectively............................................        596          514
  Additional paid-in capital................................    613,166      400,631
  Deferred compensation, net................................        (61)        (114)
  Accumulated other comprehensive income (loss).............      3,681         (970)
  Accumulated deficit.......................................   (230,485)    (190,827)
                                                               --------     --------
      Total stockholders' equity............................    386,897      209,234
                                                               --------     --------
      Total liabilities and stockholders' equity............   $722,881     $232,445
                                                               ========     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2000          1999          1998
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Royalties and product sales...............................   $ 12,036      $  8,053      $     --
  Collaborative and other research and development
    revenues................................................     66,091        42,507        29,055
                                                               --------      --------      --------
      Total revenues........................................     78,127        50,560        29,055
Costs and expenses:
  Royalties and product costs...............................      4,082         2,925            --
  Research and development..................................     84,921        72,180        58,668
  Sales, general and administrative.........................     27,806        26,131        18,135
                                                               --------      --------      --------
      Total costs and expenses..............................    116,809       101,236        76,803
                                                               --------      --------      --------
  Net loss from operations..................................    (38,682)      (50,676)      (47,748)
                                                               --------      --------      --------
  Interest income...........................................     27,679        11,088        15,343
  Interest expense..........................................    (10,569)         (654)         (681)
  Debt conversion expense...................................    (14,375)           --            --
  Equity in losses of unconsolidated subsidiary.............       (550)         (724)           --
                                                               --------      --------      --------
Net loss before cumulative effect of change in accounting
  principle.................................................   $(36,497)     $(40,966)     $(33,086)
Cumulative effect of change in accounting principle.........     (3,161)           --            --
                                                               --------      --------      --------
Net loss....................................................   $(39,658)     $(40,966)     $(33,086)
                                                               ========      ========      ========
Basic and diluted net loss per common share before
  cumulative effect of change in accounting principle.......   $  (0.67)     $  (0.80)     $  (0.65)
Cumulative effect of change in accounting principle--basic
  and diluted...............................................   $  (0.06)           --            --
                                                               --------      --------      --------
Basic and diluted net loss per common share.................   $  (0.73)     $  (0.80)     $  (0.65)
                                                               ========      ========      ========
Basic and diluted weighted average number of common shares
  outstanding...............................................     54,322        51,036        50,598

   The accompanying notes are an integral part of the consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                                                      ACCUMULATED
                                        COMMON STOCK       ADDITIONAL                                    OTHER
                                     -------------------    PAID-IN       DEFERRED     ACCUMULATED   COMPREHENSIVE
                                      SHARES     AMOUNT     CAPITAL     COMPENSATION     DEFICIT     INCOME (LOSS)
                                     --------   --------   ----------   ------------   -----------   -------------
                                                                    (IN THOUSANDS)
Balance, December 31, 1997.........    50,432     $504      $392,237      $  (117)      $(116,775)      $  152
Net change in unrealized holding
  (gains)/losses on investments....                                                                        502
Net loss...........................                                                       (33,086)
Comprehensive loss.................
Issuances of common stock:
  Benefit plans....................       286        3         2,783
Equity compensation for services
  rendered.........................                               59          (82)
Amortization of deferred
  compensation.....................                                            32
                                     --------     ----      --------      -------       ---------       ------
Balance, December 31, 1998.........    50,718      507       395,079         (167)       (149,861)         654
Net change in unrealized holding
  (gains)/losses on investments....                                                                     (1,672)
Translation adjustments............                                                                         48
Net loss...........................                                                       (40,966)
Comprehensive loss.................
Issuances of common stock:
  Benefit plans....................       652        7         5,493
Equity compensation for services
  rendered.........................                               59
Amortization of deferred
  compensation.....................                                            53
                                     --------     ----      --------      -------       ---------       ------
Balance, December 31, 1999.........    51,370      514       400,631         (114)       (190,827)        (970)
Net change in unrealized holding
  (gains)/losses on investments....                                                                      5,167
Translation adjustments............                                                                       (516)
Net loss...........................                                                       (39,658)
Comprehensive loss.................
Issuance of common stock:
  Benefit plans....................     3,903       39        42,399
  Convertible subordinated notes...     4,340       43       170,040
Equity compensation for services
  rendered.........................                               96
Amortization of deferred
  compensation.....................                                            53
                                     --------     ----      --------      -------       ---------       ------
Balance, December 31, 2000.........    59,613     $596      $613,166      $   (61)      $(230,485)      $3,681
                                     ========     ====      ========      =======       =========       ======


                                     COMPREHENSIVE       TOTAL
                                        INCOME       STOCKHOLDERS'
                                        (LOSS)          EQUITY
                                     -------------   -------------
                                            (IN THOUSANDS)
Balance, December 31, 1997.........                     $276,001
Net change in unrealized holding
  (gains)/losses on investments....    $    502              502
Net loss...........................     (33,086)         (33,086)
                                       --------
Comprehensive loss.................     (32,584)
                                       ========
Issuances of common stock:
  Benefit plans....................                        2,786
Equity compensation for services
  rendered.........................                          (23)
Amortization of deferred
  compensation.....................                           32
                                                        --------
Balance, December 31, 1998.........                      246,212
Net change in unrealized holding
  (gains)/losses on investments....      (1,672)          (1,672)
Translation adjustments............          48               48
Net loss...........................     (40,966)         (40,966)
                                       --------
Comprehensive loss.................     (42,590)
                                       ========
Issuances of common stock:
  Benefit plans....................                        5,500
Equity compensation for services
  rendered.........................                           59
Amortization of deferred
  compensation.....................                           53
                                                        --------
Balance, December 31, 1999.........                      209,234
Net change in unrealized holding
  (gains)/losses on investments....       5,167            5,167
Translation adjustments............        (516)            (516)
Net loss...........................     (39,658)         (39,658)
                                       --------
Comprehensive loss.................    $(77,597)
                                       ========
Issuance of common stock:
  Benefit plans....................                       42,438
  Convertible subordinated notes...                      170,083
Equity compensation for services
  rendered.........................                           96
Amortization of deferred
  compensation.....................                           53
                                                        --------
Balance, December 31, 2000.........                     $386,897
                                                        ========

   The accompanying notes are an integral part of the consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                               2000         1999        1998
                                                            -----------   ---------   ---------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss................................................  $   (39,658)  $ (40,966)  $ (33,086)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Cumulative effect of change in accounting principle.....        3,161          --          --
  Depreciation and amortization...........................        9,095       6,206       4,520
  Amortization of deferred compensation...................           53          53          32
  Equity compensation for services rendered...............           96          59          59
  Realized (gains)/losses on investments..................          270         655        (547)
  Equity in losses of unconsolidated subsidiary...........          550         724          --
  Changes in operating assets and liabilities:
  Accounts receivable.....................................       (6,306)     (4,494)         --
  Prepaid expenses........................................         (886)        155      (1,104)
  Accounts payable........................................          868         171      (1,439)
  Accrued expenses........................................        3,821       3,631       1,157
  Accrued interest........................................        4,879          --          --
  Deferred revenue........................................        7,413       2,000        (556)
                                                            -----------   ---------   ---------
        Net cash used in operating activities.............      (16,644)    (31,806)    (30,964)
                                                            -----------   ---------   ---------

Cash flows from investing activities:
  Purchases of investments................................   (1,312,765)   (365,970)   (507,540)
  Sales and maturities of investments.....................    1,088,582     428,872     495,323
  Expenditures for property and equipment.................      (11,913)    (16,210)     (7,901)
  Restricted cash.........................................           --      (7,472)         --
  Investment in equity affiliate..........................           --      (3,000)         --
  Other assets............................................         (233)        142        (276)
                                                            -----------   ---------   ---------
        Net cash (used in) provided by investing
          activities......................................     (236,329)     36,362     (20,394)
                                                            -----------   ---------   ---------

Cash flows from financing activities:
  Repayment of capital lease obligations and debt.........       (2,369)     (2,725)     (2,716)
  Proceeds from debt......................................           --          --       4,085
  Proceeds from the sale of convertible subordinated
    notes.................................................      520,000          --          --
  Costs associated with the sale of convertible
    subordinated notes....................................      (16,038)         --          --
  Proceeds from other issuances of common stock...........       42,438       5,500       2,704
                                                            -----------   ---------   ---------
        Net cash provided by financing activities.........      544,031       2,775       4,073
                                                            -----------   ---------   ---------
  Effect of changes in exchange rates on cash.............         (516)         48          --
                                                            -----------   ---------   ---------
        Net increase (decrease) in cash and cash
          equivalents.....................................      290,542       7,379     (47,285)
Cash and cash equivalents at beginning of year............       31,548      24,169      71,454
                                                            -----------   ---------   ---------
Cash and cash equivalents at end of year..................  $   322,090   $  31,548   $  24,169
                                                            ===========   =========   =========

Supplemental disclosure of cash flow information:
Cash paid for interest....................................  $    19,214   $     654   $     681
                                                            ===========   =========   =========
Noncash financing activities:
Conversion of convertible subordinated notes, net of
  unamortized deferred debt issuance cost of $4,917,000...  $   170,083   $      --   $      --
                                                            ===========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. THE COMPANY

    Vertex Pharmaceuticals Incorporated ("Vertex" or the "Company") seeks to use a range of drug discovery technologies to design, develop and market small molecule drugs that address major medical needs. The Company is headquartered in Cambridge, Massachusetts and operates primarily in the U.S. Vertex also has a research facility in the U.K. The Company has twelve drug candidates in development. The Company has significant collaborations with Aventis S.A., Lilly & Company, GlaxoSmithKline, Kissei Pharmaceuticals Co. Ltd, Novartis Pharma AG, Schering AG (Germany), Serona S.A. and Taisho Pharmaceutical Co. These collaborations provide them with financial support and other valuable resources for their programs, development of clinical drug candidates and marketing and sales of their products. The Company's first product, the HIV protease inhibitor Agenerase-Registered Trademark- (amprenavir), received accelerated approval from the U.S. Food and Drug Administration and was launched in May 1999. Agenerase is marketed in the U.S. by GlaxoSmithKline ("Glaxo") and is co-promoted by Vertex. The Company expects to incur operating losses over the next two years and possibly longer, as a result of expenditures for its research and development programs.

    The consolidated financial statements include the accounts of the Company and the following subsidiaries: Vertex Securities Corp., Vertex Pharmaceuticals (Europe) Limited and, until January 1999, Altus Biologics, Inc. ("Altus"). The Company restructured its majority ownership investment in Altus during 1999.

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

B. ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Investments in affiliated companies which are 50% owned or less and where the Company does not exercise control are accounted for using the equity method.

USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates in these consolidated financial statements include useful lives for depreciation and amortization and contract revenues and related costs used in estimates to complete under percentage of completion accounting. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash equivalents, which are money market funds and debt securities, are valued at cost plus accrued interest. The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Changes in cash and cash equivalents

                      VERTEX PHARMACEUTICALS INCORPORATED

B. ACCOUNTING POLICIES (CONTINUED)
may be affected by shifts in investment portfolio maturities as well as by actual cash receipts and disbursements.

INVESTMENTS

    Investments consist of marketable securities, which are classified as available for sale. Investments are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income
(loss), which is a separate component of stockholder's equity, until realized. The fair value of these securities is based on quoted market prices. Realized gains and losses are determined on the specific identification method and are included in interest income.

CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of money market funds and marketable securities. The Company places these investments in highly rated financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution. These amounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no significant off balance sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

    GlaxoSmithKline represented approximately 26% and 52% of the Company's accounts receivable balance at December 31, 2000 and 1999, respectively, while Kissei Pharmaceuticals, Co., Ltd. represented approximately 14% and 29% of the Company's accounts receivable balance at December 31, 2000 and 1999, respectively. Management believes that credit risks associated with these collaborative partners are not significant.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the lesser of the lease terms or the estimated useful lives of the related assets, generally four or five years for equipment and furniture and three years for computers and purchased software. Leasehold improvements are amortized over the lesser of the useful life of the improvements or the remaining life of the lease. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in income (loss).

STOCK-BASED COMPENSATION

    In accounting for its stock-based compensation plans, the Company applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations for all awards granted to employees. Under APB 25, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation cost is required. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation costs are expensed over the vesting period. For stock options granted to nonemployees, the Company recognizes compensation costs in accordance with the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based

                      VERTEX PHARMACEUTICALS INCORPORATED

B. ACCOUNTING POLICIES (CONTINUED)
Compensation" ("SFAS 123"). SFAS 123 requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value.

REVENUE RECOGNITION

    The Company enters into licensing and development agreements with collaborative partners for the development of small molecule drugs that address major medical needs. The terms of the agreements typically include nonrefundable license fees, funding of research and development, payments based upon the achievement of certain milestones and royalties on product sales.

    Nonrefundable license fees, milestones, and collaborative research and development revenues under collaborative agreements, where the Company has continuing involvement, are recognized as revenue over the period of continuing involvement, using the model prescribed by Emerging Issues Task Force Issue No 91-6 (EITF 91-6). Under that model, revenue is recognized for nonrefundable license fees, milestones, and collaborative research and development using the lesser of non-refundable cash received or the result achieved using percentage of completion accounting. Under percentage of completion accounting, revenue is based on the cost of effort since the contract's commencement up to the reporting date, divided by the total expected research and development costs from the contract's commencement to the end of the research and development period, multiplied by the total expected contractual payments under the arrangement. Revisions in cost estimates and expected contractual payments as contracts progress have the effect of increasing or decreasing profits in the current period. Provisions for anticipated losses are made in the period in which they first become determinable. Payments received in advance of being earned are recorded as deferred revenue.

    Where the Company has no continuing involvement, it will record nonrefundable license fees as revenue upon receipt and will record milestone revenue upon achievement of the milestone by the collaborative partner.

    Royalty revenue is recognized based upon actual net sales of licensed products in licensed territories as provided by the collaborative partner and is generally recognized in the period the sales occur.

    Product sales revenue is recognized upon shipment, when title to product and associated risk of loss has passed to the customer.

RESEARCH AND DEVELOPMENT

    All research and development costs are expensed as incurred.

ADVERTISING

    All advertising costs are expensed as incurred. During the years ended December 31, 2000 and 1999, advertising expenses totaled $1,376,000 and $2,211,000 respectively. The Company did not incur advertising expense in 1998.

INCOME TAXES

    Deferred tax assets and liabilities are recognized for the expected future tax consequences, using current tax rates, of temporary differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. A valuation allowance is applied against any net deferred tax

                      VERTEX PHARMACEUTICALS INCORPORATED

B. ACCOUNTING POLICIES (CONTINUED)
asset if, based on the weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

DEBT ISSUANCE COSTS

    Debt issuance costs, costs relating to expenses incurred to complete convertible subordinated debenture offerings, are deferred and amortized based on the effective interest method over the term of the related debt issuance. The amortization expense is included in interest expense on the consolidated statement of operations.

COMPREHENSIVE INCOME

    Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on certain investments. For purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.

FOREIGN CURRENCY TRANSLATION

    The functional currency of the Company's foreign subsidiary is the local currency. Assets and liabilities of the foreign subsidiary are remeasured into U.S. dollars at rates of exchange in effect at the end of the year. Revenue and expense amounts are remeasured using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency remeasurement are included in other comprehensive income (loss), which is a separate component of stockholders' equity.

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

    Potential common equivalent shares of the following at December 31 (shares in thousands):

                                                                2000       1999       1998
                                                              --------   --------   --------
Stock options outstanding...................................   12,195     13,488     11,674
Weighted average exercise price.............................   $24.35     $11.75     $11.31

Convertible notes...........................................    3,739         --         --
Weighted average exercise price.............................   $92.26         --         --

SEGMENT INFORMATION

    The Company is in one business segment under the management approach, the business of discovery, development and marketing of small molecule drugs that address major medical needs.

                      VERTEX PHARMACEUTICALS INCORPORATED

B. ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATION IN THE PREPARATION OF FINANCIAL STATEMENTS

    All references to share and per-share data for all periods presented have been have adjusted to reflect the two-for-one stock split, effected in the form of a 100% stock dividend, distributed on August 23, 2000 to shareholders of record as of August 9, 2000.

    Certain amounts in prior years' financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported net loss.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 138, "Accounting for Certain Derivative Instruments an amendment of SFAS No. 133" ("Accounting for Certain Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The Company will adopt SFAS 138 in 2001, in accordance with SFAS 137, which deferred the effective date of SFAS 133. To date, the Company has not engaged in derivative or hedging activities and accordingly does not believe the adoption of SFAS 138 will have a material impact on its financial statements and related disclosures.

C. CHANGE IN ACCOUNTING PRINCIPLE

    In the fourth quarter of 2000, Vertex adopted SAB 101, "Revenue Recognition in Financial Statements" retroactive to January 1, 2000. SAB 101 was issued by the Securities and Exchange Commission ("SEC") in December 1999 and provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. Prior to adoption of SAB 101, Vertex recognized revenue from collaborative research and development arrangements as earned under the terms of the arrangements. License payments were recorded as revenue when payment was assured and contractual obligations met. Payments from contractual milestones were recognized when achieved, and product research funding was recorded on a quarterly basis, when research effort was incurred. In adopting SAB 101, Vertex recognizes revenue from research and development arrangements over the period of continuing involvement as the lessor of the non-refundable cash received or the result achieved using percentage of completion accounting. Where Vertex has no continuing involvement, nonrefundable license fees will be recorded as revenue upon receipt and milestone's will be recorded as revenue upon achievement of the milestone by the collaborative partner. Pursuant to the adoption of SAB 101, the Company recorded the cumulative effect of a change in accounting principle related to collaborative research and development revenues recognized in prior periods. As a result, the Company recorded a one-time, non-cash charge of $3,161,000. The impact of the adoption of SAB 101 was to defer revenue recognition for certain portions of revenue previously recognized under our collaborative agreements into future accounting periods. During the year ended December 31, 2000, the full amount of the $3,161,000, the cumulative effect of the change in accounting principle was recognized as revenue. The results of the first three quarters of the fiscal year ending December 31, 2000 have been restated in accordance with SAB 101. Previously reported financial data for the years ended December 31, 1999 and 1998 has not been restated to give the pro forma effect of the adoption of the provisions of SAB 101 as the effect could not be reasonably determined.

                      VERTEX PHARMACEUTICALS INCORPORATED

D. INVESTMENTS

    Investments consist of the following at December 31 (in thousands):

                                                               2000                     1999
                                                      ----------------------   ----------------------
                                                      AMORTIZED                AMORTIZED
                                                        COST      FAIR VALUE     COST      FAIR VALUE
                                                      ---------   ----------   ---------   ----------
Cash and cash equivalents
  Cash and money market funds.......................  $301,028     $301,028    $ 27,339     $ 27,339
  Corporate debt securities.........................    21,062       21,062       4,209        4,209
                                                      --------     --------    --------     --------
Total cash and cash equivalents.....................  $322,090     $322,090    $ 31,548     $ 31,548
                                                      ========     ========    ========     ========
Investments
  US government securities
    Due within 1 year...............................  $ 24,736     $ 24,769    $ 12,318     $ 12,292
    Due within 1 to 5 years.........................    40,363       40,788      18,054       17,702
    Due over 5 years................................     2,003        1,975          --           --
  Corporate debt securities
    Due within 1 year...............................    41,739       41,740      71,807       71,788
    Due within 1 to 5 years.........................   265,256      268,847      31,647       31,304
    Due over 5 years................................     7,092        7,215      23,450       23,168
                                                      --------     --------    --------     --------
Total Investments...................................  $381,189     $385,334    $157,276     $156,254
                                                      ========     ========    ========     ========

    Gross unrealized gains and losses for government securities were $477,000 and $38,000 at December 31, 2000, respectively. Gross unrealized gains and losses for corporate debt securities were $3,877,000 and $171,000 at December 31, 2000, respectively. Gross unrealized gains and losses for government securities were $0 and $364,000 at December 31, 1999, respectively. Gross unrealized gains and losses for corporate debt securities were $112,000 and $770,000 at December 31, 1999, respectively. Gross realized gains and losses for 2000 were $69,000 and $339,000, respectively. Gross realized gains and losses for 1999 were $106,000 and $761,000, respectively. Gross realized gains and losses for 1998 were $852,000 and $305,000, respectively. Maturities stated are effective maturities.

E. RESTRICTED CASH

    In accordance with operating lease agreements, at December 31, 2000 and 1999 the Company held in deposit approximately $9,788,000 with its bank to collateralize conditional, stand-by letters of credit in the name of the landlord. In 1999, the Company entered into new operating leases for additional space and facilities. In connection with these leases the Company was required to provide security deposits in the form of stand-by letters of credit. The letters of credit are redeemable only if the Company defaults on the leases under specific criteria. These funds are restricted from the Company's use during the lease period, although the Company is entitled to all interest earned on the funds.

                      VERTEX PHARMACEUTICALS INCORPORATED

F. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31 (in thousands):

                                                              2000       1999
                                                            --------   --------
Leasehold improvements....................................  $19,915    $15,851
Furniture and equipment...................................   21,390     15,215
Computers.................................................    3,861      3,190
Software..................................................    5,066      4,053
Equipment under capital lease.............................   20,512     20,522
                                                            -------    -------
                                                             70,744     58,831
Less accumulated depreciation and amortization............   42,595     34,351
                                                            -------    -------
                                                            $28,149    $24,480
                                                            =======    =======

    Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $8,244,000, $6,206,000 and $4,520,000, respectively. The accumulated depreciation and amortization of equipment under capital leases was $19,759,000 and $18,504,000 at December 31, 2000 and 1999, respectively. Assets under capital leases collateralize the related lease obligations.

G. INVESTMENT IN AFFILIATE

    In February 1999, Vertex restructured its investment in Altus, which was a majority owned subsidiary, so that Altus operates independently from Vertex. As part of the transaction, Vertex provided Altus $3,000,000 of cash and surrendered its shares in Altus preferred stock in exchange for two new classes of preferred stock and warrants. Vertex had a 23.5% and 29.5% equity investment in Altus of approximately $1,726,000 and $2,276,000 at December 31, 2000 and December 31, 1999, respectively. For the years ending December 31, 2000 and December 31, 1999, Vertex recorded $550,000 and $724,000, respectively, as its share of Altus' losses.

H. ACCRUED EXPENSES

    Accrued expenses consist of the following at December 31 (in thousands):

                                                              2000       1999
                                                            --------   --------
Development contract costs................................  $ 6,417    $ 3,331
Payroll and benefits......................................    3,529      1,822
Professional fees.........................................    2,242      3,005
Other.....................................................    2,806      3,015
                                                            -------    -------
                                                            $14,994    $11,173
                                                            =======    =======

                      VERTEX PHARMACEUTICALS INCORPORATED

I. OBLIGATIONS UNDER CAPITAL LEASE AND DEBT

    At December 31, 2000, long-term capital lease and debt obligations were due as follows (in thousands):

                                                              CAPITAL
YEAR ENDED DECEMBER 31,                                        LEASES      DEBT      TOTAL
-----------------------                                       --------   --------   --------
2001........................................................   $1,332     $1,114     $2,446
2002........................................................       89      1,351      1,440
2003........................................................       --        873        873
                                                               ------     ------     ------
  Total minimum lease and debt payments.....................    1,421      3,338      4,759
Less amount representing interest payments..................       69         --         69
                                                               ------     ------     ------
Present value of minimum lease and debt payments............    1,352      3,338      4,690
Less current portion........................................    1,264      1,113      2,377
                                                               ------     ------     ------
                                                               $   88     $2,225     $2,313
                                                               ======     ======     ======

    During 1998, the Company financed under a master debt agreement assets with a cost of $1,574,000, $1,506,000 and $1,005,000 with interest rates of 7.89%,
8.06% and 8.08%, respectively. During 1997, the Company financed under a master debt agreement assets with a cost of $676,000 and $1,137,000 with the interest rates of 8.59% and 8.38%, respectively. The Company has certain equipment with a net book value of $2,586,000 designated as collateral under these agreements at December 31, 2000. These agreements have a term of five years, and require that the Company maintain a certain level of cash and investments. The carrying value of these debt obligations approximates fair value.

    In December 1999, the Company obtained a line of credit allowing for borrowings in aggregate of up to $20,000,000 for equipment and leasehold improvement expenditures. As of December 31, 2000 and 1999, no amounts were outstanding, and $20,000,000 was available under the line of credit.

J. CONVERTIBLE SUBORDINATED NOTES

    On March 14, 2000, the Company issued $175,000,000 of 5% Convertible Subordinated Notes due March 2007 ("March Notes"). The notes were convertible, at the option of the holder, into common stock at a price equal to $40.32 per share, subject to adjustment under certain circumstances. The deferred cost associated with issuance of the March Notes were $5,340,000, of which $423,000 was amortized to expense in 2000.

    On September 15, 2000, the Company announced the call of its March Notes. By October 4, 2000, $175,000,000 of the March Notes were converted by holders into 4,340,260 shares of common stock at a price of $40.32 per share. The Company reclassified $4,917,000 of related unamortized deferred debt issuance costs to stockholders' equity as part of the conversion. In connection with the call for redemption, the holders of the March Notes were entitled to a "make-whole" payment of $82.14 per $1,000 principal amount of notes, which resulted in a one-time charge to earnings of $14,375,000 in the third quarter of 2000. The "make-whole" payment was paid in cash in the fourth quarter of 2000.

    On September 19, 2000, the Company issued $345,000,000 of 5% Convertible Subordinated Notes due September 2007 ("September Notes"). The September Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 per share, subject to adjustment under certain circumstances. The September Notes bear an interest rate of 5% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the notes on

                      VERTEX PHARMACEUTICALS INCORPORATED

J. CONVERTIBLE SUBORDINATED NOTES (CONTINUED)
March 19 and September 19 of each year. The September Notes are redeemable by the Company at any time on or after September 19, 2003 at specific redemption prices if the closing price of the Company's common stock exceeds 120% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Before September 19, 2003 the Company may redeem the notes at a redemption price equal to the principal amount of notes, plus accrued and unpaid interest, if any, and a specified additional payment amount, if the closing price of the Company's common stock exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The deferred costs associated with the sale of the convertible notes were $10,698,000 of which $428,000 was amortized to expense in 2000. The fair value of the notes at December 31, 2000 is $336,651,000, as obtained from a quoted market source.

K. COMMITMENTS

    The Company leases its facilities and certain equipment under non-cancelable operating leases. The Company's leases have terms through the year 2017. The Company did not enter into any new operating leases during the year 2000.

    At December 31, 2000 (adjusted for the lease commitments in connection with the January 2001 lease agreement described below), future minimum commitments under operating leases with non-cancelable terms of more than one year are as follows (in thousands):

YEAR                                                          OPERATING LEASES
----                                                          ----------------
2001........................................................      $ 13,068
2002........................................................        26,747
2003........................................................        29,192
2004........................................................        28,705
2005........................................................        28,705
Thereafter..................................................       265,817
                                                                  --------
Total minimum lease payments................................      $392,234
                                                                  ========

    Rental expense was $6,722,000, $6,235,000 and $4,358,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    In January 2001, the Company entered into an agreement to lease approximately 275,000 square feet of laboratory and office space presently under construction. The lease will expire in 2017 with the option to extend the lease for two consecutive terms of 10 years each ultimately expiring in 2037. The Company's future minimum commitments under this lease are included in the table above.

    The Company has certain license and maintenance contracts that contain future, committed payments for the support and upgrade of specific software programs currently used in research. For the years 2001, 2002, 2003 and 2004 the amounts committed under these contracts are $4,295,000, $3,704,000, $856,000 and $85,000, respectively.

                      VERTEX PHARMACEUTICALS INCORPORATED

L. SEGMENT REPORTING

    The following table presents long-lived assets by geographic area as of December 31, 2000 and 1999 (in thousands):

                                                               LONG-LIVED ASSETS
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
United States...............................................  $21,292    $18,289
United Kingdom..............................................    6,857      6,191
                                                              -------    -------
Consolidated................................................  $28,149    $24,480
                                                              =======    =======

M. INCOME TAXES

    The Company's federal statutory income tax rate for 2000, 1999 and 1998 was 34%. The Company recorded no income tax benefit for 2000, 1999 and 1998 and recorded a full valuation allowance against net operating losses due to uncertainties related to realizability of these tax assets.

    Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes at December 31 were as follows (in thousands):

                                                          2000        1999
                                                        ---------   ---------
Net operating loss....................................    116,515   $  66,001
Tax credits carryforward..............................     23,938      13,464
Property, plant and equipment.........................        585         676
Other.................................................     29,508         411
                                                        ---------   ---------
Gross deferred tax asset..............................    170,546      80,552
Valuation allowance...................................   (170,546)    (80,552)
                                                        ---------   ---------
Net deferred tax balance..............................  $      --   $      --
                                                        =========   =========

    Of the $170,546,000 valuation allowance at December 31, 2000, $71,603,000 relates to deductions for nonqualified stock options which will be credited to additional paid-in capital, if realized.

    For federal income tax purposes, as of December 31, 2000, the Company has net operating loss carryforwards of approximately $295,997,000 and $16,026,000 of tax credits, which may be used to offset future income. These net operating loss carryforwards expire beginning in 2005, and the tax credit carryforwards begin to expire in 2004. The 1999 deferred tax asset has been adjusted in connection with the restructuring of the Company's investment in Altus. A valuation allowance has been established for the full amount of the deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

    The amount of tax credits and net operating loss carryforwards that the Company may utilize in any one year is limited in accordance with Internal Revenue Code 382. This limitation arises whenever a cumulative change in ownership in excess of 50% occurs. A change of ownership has occurred which will limit the amount of net operating loss and tax credits available prior to the change. There may also be further changes of ownership subsequent to 2000, which may also limit the amount of net operating loss and tax credit utilization in a subsequent year.

                      VERTEX PHARMACEUTICALS INCORPORATED

N. COMMON AND PREFERRED STOCK

COMMON STOCK

    At December 31, 2000, 13,033,240 shares of the Company's common stock were reserved for exercise of common stock options granted or to be granted under its 1991 Stock Option Plan, 1994 Stock and Option Plan, and 1996 Stock and Option Plan; 10,098 shares were reserved for exercise of certain other options granted in 1991; approximately 85,000 shares of common stock were reserved for issuance under the Company's 401(k) Plan, and approximately 369,000 shares of common stock were reserved for issuance under the Company's Employee Stock Purchase Plan. Additionally, at December 31, 2000 there were approximately 3,739,000 shares reserved for the conversion of the Company's September Notes.

    In August 2000, the Company effected a two-for-one stock split of all common stock in the form of a stock dividend. All common stock share and per share amounts in these consolidated financial statements have been restated to reflect this stock split.

STOCK OPTION PLANS

    The Company has a 1991 Stock Option Plan (the "1991 Plan"), a 1994 Stock and Option Plan (the "1994 Plan") and a 1996 Stock and Option Plan (the "1996 Plan"). Stock options may be granted under the Plans either as options intended to qualify as "incentive stock options" ("ISOs") under the Internal Revenue Code or as non-qualified stock options ("NQSOs"). Under the 1991 Plan, stock options may be granted to employees (including officers and directors who are employees) and to consultants of the Company (NQSOs only). Under the 1994 Plan and the 1996 Plan, stock rights, which may be (i) ISOs when Internal Revenue Code requirements are met, (ii) NQSOs, or (iii) shares of common stock or the opportunity to make a direct purchase of shares of common stock ("Stock Awards"), may be granted to employees (including officers and directors who are employees), consultants, advisors and non-employee directors (NQSOs and stock awards only). Under the 1991 and 1994 Plans ISOs may be granted at a price not less than the fair market value of the common stock on the date of the grant, and NQSOs may be granted at an exercise price established by the Compensation Committee of the Board of Directors, which may be less than, equal to or greater than the fair value of the common stock on the date of the grant. Stock options granted under the 1996 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant. Vesting periods for all plans are generally four or five years, and are determined by the Compensation Committee. ISOs granted under the Plans must expire not more than ten years from the date of grant.

    The Company has reserved 8,000,000 shares under the 1991 Plan and 1994 Plan. The 1996 Plan reserved an additional 10,500,000 shares, of which 1,500,000 were reserved during 2000. At December 31, 2000, the Company had a total of 848,245 shares of common stock available for future grant under its stock option plans.

    The Company issued options to purchase 20,000 shares of common stock in 1998 at exercise prices below the fair market value of the common stock on the date of grant. The Company recorded an increase to additional paid in capital and a corresponding charge to deferred compensation to recognize the aggregate difference between the exercise price and the fair market value of the common stock in the amount of $82,000 for 1998. Deferred compensation is being amortized over the option vesting period. Amortization of deferred compensation expense of $53,000, $53,000 and $32,000 was recognized during 2000, 1999 and 1998, respectively.

    Compensation cost recognized in connection with the issuance of stock options to nonemployees was $96,000, $59,000 and $59,000 in 2000, 1999 and 1998,
respectively.

                      VERTEX PHARMACEUTICALS INCORPORATED

N. COMMON AND PREFERRED STOCK (CONTINUED)
    Stock option activity for the years ended December 31, 2000, 1999 and 1998 is as follows (shares in thousands):

                                                          2000                  1999                  1998
                                                   -------------------   -------------------   -------------------
                                                              WEIGHTED              WEIGHTED              WEIGHTED
                                                              AVERAGE               AVERAGE               AVERAGE
                                                              EXERCISE              EXERCISE              EXERCISE
                                                    SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                                   --------   --------   --------   --------   --------   --------
Outstanding at beginning of year.................   13,488     $11.75     11,674     $11.31      9,404     $11.01
Granted..........................................    2,741      66.50      2,630      13.00      2,682      12.29
Exercised........................................   (3,788)     10.57       (488)      7.62       (156)      7.45
Canceled.........................................     (246)     15.18       (328)     13.59       (256)     12.95
                                                    ------     ------     ------     ------     ------     ------
Outstanding at end of year.......................   12,195      24.35     13,488      11.75     11,674      11.31
                                                    ======                ======                ======

Options exercisable at year-end..................    5,194     $11.84      6,880     $10.29      5,516     $ 9.38

Weighted average fair value of options granted
  during the year:...............................              $38.36                $ 6.53                $ 5.84

    The fair value of each option granted during 2000, 1999, and 1998 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                             2000          1999          1998
                                                           --------      --------      --------
Expected life (years)................................        5.50          5.50          5.11
Expected volatility..................................       58.00%        45.00%        46.50%

Risk free interest rate..............................        5.63%         6.20%         4.86%

Dividend yield.......................................          --            --            --

    The following table summarizes information about stock options outstanding and exercisable at December 31, 2000 (shares in thousands):

                                                  OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                       -----------------------------------------   ----------------------
                                                         WEIGHTED       WEIGHTED                 WEIGHTED
                                                         AVERAGE        AVERAGE                  AVERAGE
RANGE OF                                 NUMBER         REMAINING       EXERCISE     NUMBER      EXERCISE
EXERCISE PRICES                        OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
---------------                        -----------   ----------------   --------   -----------   --------
$3.88-$9.50.........................       2,252           3.76          $ 7.69       2,210       $ 7.67
 9.94-12.22.........................       1,058           7.72           10.46         413        10.44
 12.25-13.11........................       2,060           8.86           13.08         344        13.06
 13.17-13.67........................       2,354           7.37           13.64       1,017        13.64
 13.69-19.78........................       1,752           6.38           15.99       1,102        15.91
 20.10-68.71........................         548           9.31           47.29          97        36.39
 70.75-70.75........................       2,005           9.93           70.75           6        70.75
 71.62-93.12........................         166           9.76           82.88           5        83.03
                                          ------                                      -----

$3.88-$93.12........................      12,195           7.38          $24.35       5,194       $11.84
                                          ======                                      =====

                      VERTEX PHARMACEUTICALS INCORPORATED

N. COMMON AND PREFERRED STOCK (CONTINUED)
EMPLOYEE STOCK PURCHASE PLAN

    Under the Company's Employee Stock Purchase Plan, substantially all permanent employees may, through payroll withholdings, purchase shares of the Company's common stock at a price of 85% of the lesser of fair market value at the beginning or end of each six-month withholding period. During 2000, 1999, and 1998 the following was issued under the plan:

                                                    2000       1999       1998
                                                  --------   --------   --------
Number of shares................................   80,367     103,058    76,340

Average price paid..............................  $ 16.05    $   9.69   $ 11.33

    Had the Company adopted SFAS 123, the weighted average fair value of each purchase right granted during 2000, 1999 and 1998 would have been $6.07, $3.32 and $3.83, respectively. The fair value was estimated at the beginning of the withholding period using the Black-Scholes option-pricing model with the following weighted average assumptions: (1) expected life of one half year for all years (2) expected volatility of 58%, 45%, and 52% for 2000, 1999, and 1998, respectively (3) risk-free interest rate of 5.98%, 5.72% and 4.70% for 2000, 1999 and 1998, respectively, and (4) no dividend yield.

PRO FORMA DISCLOSURES

    Had compensation expense for the all stock awards been determined consistent with SFAS 123, the Company's net loss and net loss per common share would approximate the pro forma amounts below (in thousands except per share data):

                                                                   2000       1999       1998
                                                                 --------   --------   --------
Net Loss..........................................  As reported  $(39,658)  $(40,966)  $(33,086)
                                                      Pro forma  $ 56,983   $(52,997)  $(41,542)
Basic and diluted loss per common share...........  As reported  $  (0.73)  $  (0.80)  $  (0.65)
                                                      Pro forma  $  (1.05)  $  (1.04)  $  (0.82)

RIGHTS

    Each holder of a share of outstanding Common Stock also holds one share purchase right (a "Right") for each share of Common Stock. Each Right entitles the holder to purchase from the Company one half of one-hundredth of a share of Series A junior participating preferred stock, $0.01 par value (the "Junior Preferred Shares"), of the Company at a price of $135 per one half of one-hundredth of a Junior Preferred Share (the "Purchase Price"). The Rights are not exercisable until the earlier of acquisition by a person or group of 15% or more of the outstanding Common Stock (an "Acquiring Person") or the announcement of an intention to make or commencement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding Common Stock. In the event that any person or group becomes an Acquiring Person, each holder of a Right other than the Acquiring Person will thereafter have the right to receive upon exercise that number of shares of Common Stock having a market value of two times the Purchase Price and, in the event that the Company is acquired in a business combination transaction or 50% or more of its assets are sold, each holder of a Right will thereafter have the right to receive upon exercise that number of shares of Common Stock of the acquiring company which at the time of the transaction will have a market value of two times the Purchase Price.

                      VERTEX PHARMACEUTICALS INCORPORATED

N. COMMON AND PREFERRED STOCK (CONTINUED)
Under certain specified circumstances, the Board of Directors of the Company may cause the Rights (other than Rights owned by such person or group) to be exchanged, in whole or in part, for Common Stock or Junior Preferred Shares, at an exchange rate of one share of Common Stock per Right or one half of one-hundredth of a Junior Preferred Share per Right. At any time prior to the acquisition by a person or group of beneficial ownership of 15% or more of the outstanding Common Stock, the Board of Directors of the Company may redeem the Rights in whole at a price of $0.01 per Right.

O. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS

TAISHO PHARMACEUTICAL CO., LTD AND SERONO S.A.

    In November 1999, the Company and Taisho Pharmaceutical Co., LTD ("Taisho") entered into an agreement to collaborate on the discovery, development and commercialization of caspase inhibitors for the treatment of cerebrovascular, cardiovascular and neurdegenerative diseases. Under the agreement, Taisho agreed to pay the Company up to $43,000,000 in pre-commercial payments, comprised of research funding, milestone payments including $4,500,000 for prior research costs. These amounts are based on the development of two compounds. In addition, Taisho will also pay for certain costs of developing compounds that emerge from the caspase research program. Vertex will also receive royalties on future product sales. Taisho will have an option to obtain marketing rights in Japan and certain Far East markets for any compounds arising from the collaboration.

    In December 2000, the Company and Serono S.A. ("Serono") entered into an agreement to collaborate on the discovery, development, and commercialization of caspase inhibitors. Under the agreement, the Company could receive up to $95,000,000 in pre-commercial payments, comprised of $5,000,000 in payments for prior research, up to $20,000,000 in product research funding over five years and up to $70,000,000 in further license fees and milestone payments. These amounts are based on the development of more than one drug candidate. The two companies will share equally in development costs. The Company and Serono will establish a joint venture for the commercialization of products in North America, where they will share marketing rights and profits from the sale of caspase inhibitors. Serono will have exclusive rights to market caspase inhibitors in other territories, excluding Japan and certain other countries in the Far East, and will pay Vertex for the supply of drug substance. Serono has the right to terminate the agreement without cause upon 90 days written notice, effective either at September 30, 2002 or September 30, 2004.

    For the years ended December 31, 2000 and 1999, the Company recognized approximately $6,974,000 and $3,900,000 as revenue, respectively, under the caspase program. At December 31, 2000, there was approximately $2,026,000 in deferred revenue under the caspase program, which the Company expects to record as revenue in 2001.

NOVARTIS PHARMA AG

    In May 2000, the Company and Novartis Pharma AG ("Novartis") entered into an agreement to collaborate on the discovery, development and commercialization of small molecule drugs directed at targets in the kinase protein family. Under the agreement, Novartis agreed to pay the Company approximately $600,000,000 in pre-commercial payments, comprised of $15,000,000 paid upon signing of the agreement, up to $200,000,000 in product research funding over six years and up to approximately $400,000,000 in further license fees, milestone payments and cost reimbursements. These amounts are based on the development of eight drug candidates. In addition, Novartis created a $200,000,000 loan facility to support certain clinical studies, which the Company may draw down in increments up to

                      VERTEX PHARMACEUTICALS INCORPORATED

O. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED)
$25,000,000 for each drug candidate. The loan is interest free and Novartis will forgive the full amount of any advances if Novartis accepts the drug candidate for development under the agreement. The Company will have the responsibility for drug discovery and clinical proof-of-concept testing of drug candidates. Novartis will have exclusive worldwide development, manufacturing and marketing rights to clinically and commercially relevant drug candidates that it accepts for development from the Company. Vertex will receive royalties on any products that are marketed as part of the collaboration. Subject to certain conditions, the Company will have co-promotion rights in the United States and Europe, and will retain the rights to any intellectual property resulting from the collaboration. Novartis may terminate this agreement without cause after four years upon one year's written notice. For the year ended December 31, 2000, the Company recognized approximately $27,910,000 in revenue under the kinase program. At December 31, 2000 there was approximately $9,548,000 in deferred revenue under the contract, which the Company expects to record as revenue in 2001.

AVENTIS S.A.

    In September 1999, the Company and Aventis S.A. ("Aventis"), formerly Hoechst Marion Roussel Deutschland GmbH ("HMR"), entered into an expanded agreement covering the development of VX-740, an orally active inhibitor of interleukin-1 beta converting enzyme ("ICE"). Under the agreement, Aventis agreed to pay the Company $20,000,000 for prior research costs, and up to $62,000,000 in milestone payments for successful development by Aventis of VX-740 in rheumatoid arthritis, the first targeted indication, as well as similar milestone payments for each additional indication. Aventis has an exclusive worldwide license to develop, manufacture and market VX-740, as well as an exclusive option for all other compounds discovered as part of the research collaboration between the Company and HMR that ended in 1997 under which the Company received research funding. Aventis will fund the development of VX-740. Vertex may co-promote the product in the U.S. and Europe and will receive royalties on global sales, if any. Aventis may terminate this agreement without cause upon six months' written notice. Collaborative and other research and development revenues earned under the 1999 expanded development agreement were $10,000,000 and $15,000,000, in the years ended December 31, 2000 and 1999, respectively. The Company did not earn any revenue under the previous agreement during 2000. Revenues earned under the previous agreement were $120,000 and $460,000 in the years ended December 31, 1999 and 1998, respectively.

SCHERING AG

    In 1998 the Company and Schering AG, Germany ("Schering") entered into an agreement to collaborate on the research, development and commercialization of novel, orally active neurophilin ligand compounds to promote nerve regeneration for the treatment of a number of neurological diseases. Under the terms of the agreement, Schering agreed to pay the Company up to $88,000,000 comprised of $6,000,000 paid upon signing in September 1998, up to $22,000,000 of product research funding over five years and $60,000,000 of development and commercialization milestone payments. Under terms of the agreement, Vertex and Schering will have an equal role in management of neurophilin ligand research and product development. In North America, Vertex will have manufacturing rights, and Vertex and Schering will share equally in the marketing expenses and profits from commercialized compounds. In addition to having manufacturing rights in North America, the Company retains the option to manufacture bulk drug substance for sales and marketing in territories outside Europe, the Middle East and Africa. Schering will have the right to manufacture and market any commercialized compounds in Europe, the Middle East and Africa, and pay Vertex a royalty on product sales, if any. Schering has the right to terminate without cause upon a six months' written

                      VERTEX PHARMACEUTICALS INCORPORATED

O. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED) notice. For the years ended December 31, 2000, 1999 and 1998, approximately $6,027,000, $4,000,000 and $10,000,000, was recognized as revenue under the contract program, respectively. The balance in deferred revenue was $1,000,000 for the year ended December 31, 1999.

ELI LILLY & COMPANY

    The Company and Eli Lilly and Company ("Lilly") entered into a collaborative agreement to design inhibitors of the hepatitis C protease enzyme for development as novel drugs to treat hepatitis C infection. Under the terms of the agreement, Lilly agreed to pay the Company up to $51,000,000 comprised of a $3,000,000 payment paid in June 1997, $33,000,000 of product research funding over six years and $15,000,000 of development and commercialization milestone payments. The Company has the option to supply 100 percent of Lilly's commercial drug substance supply needs. If the Company exercises its commercial supply option, the Company will receive drug supply payments in addition to royalties on future product sales, if any. Lilly has the right to terminate the agreement without cause upon six months' written notice. Revenue recognized under the HCV Protease program under the Lilly contract were $5,948,000, $5,452,000 and $5,193,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

KISSEI PHARMACEUTICAL CO. LTD.

    P38 MAP KINASE. The Company and Kissei Pharmaceutical Co., Ltd. ("Kissei") entered into an agreement to collaborate on the design inhibitors of p38 MAP kinase and to develop them as novel, orally active drugs for the treatment of inflammatory and neurological diseases. Under the terms of the agreement, Kissei agreed to pay the Company up to $22,000,000 composed of a $4,000,000 license payment, $11,000,000 of product research funding over three years and $7,000,000 of development and commercialization milestone payments. Research funding ended under this program on June 30, 2000 and the Company has received the full amount of research funding specified under the agreement. Kissei has exclusive rights to develop and commercialize these compounds in Japan and certain Southeast Asian countries and semi-exclusive rights in China, Taiwan and South Korea. The Company retains exclusive marketing rights in the United States, Canada, Europe and the rest of the world. In addition, the Company will have the right to supply bulk drug material to Kissei for sale in its territory and will receive royalties and drug supply payments on future product sales, if any. Kissei has the right to terminate the agreement without cause upon six months' notice. Additionally, Kissei agreed to pay certain development costs. For the years ended December 31, 2000, 1999 and 1998, approximately $5,615,000, $6,286,000 and
$5,521,000 was recognized as revenue under the p38 MAP research and development program, respectively. The balance in deferred revenue was $1,000,000 and $1,000,000 for the years ended December 31, 2000 and 1999, respectively.

    HIV PROTEASE INHIBITORS. The Company and Kissei are collaborating in the development and commercialization of amprenavir. Under the collaborative agreement, Kissei agreed to pay the Company up to $20,000,000, comprised of $9,800,000 of product research funding through 1995, $7,000,000 of development milestone and territory option payments and a $3,200,000 equity investment. The Company received the full amount of research funding specified under the agreement. Under the collaboration, Kissei has exclusive rights to develop and commercialize amprenavir in Japan and will pay Vertex a royalty on sales. Vertex is responsible for the manufacture of bulk product for Kissei. Kissei also has an exclusive option to develop and commercialize the amprenavir prodrug VX 175 in Japan. Revenue earned under the Kissei agreement for the years ended
December 31, 2000, 1999 and 1998 were $7,000, $1,000,000 and $217,000, respectively.

                      VERTEX PHARMACEUTICALS INCORPORATED

O. COLLABORATIVE RESEARCH AND DEVELOPMENT AGREEMENTS (CONTINUED)
GLAXOSMITHKLINE

    The Company and GlaxoSmithKline ("Glaxo") entered into a collaborative agreement to develop and commercialize Agenerase (amprenavir) and its prodrug VX-175. Under the collaborative agreement, for research and development of HIV protease inhibitors, Glaxo agreed to pay the Company up to $42,000,000 comprised of a $15,000,000 license payment paid in 1993, $14,000,000 of product research funding over five years and $13,000,000 of development and commercialization milestone payments for an initial drug candidate. Glaxo is also obligated to pay additional development and commercialization milestone payments for subsequent drug candidates, including VX-175. Research funding under this agreement ended on December 31, 1998. In addition, Glaxo is required to bear the costs of development in its territory of drug candidates under the collaboration. Glaxo has exclusive rights to develop and commercialize Vertex HIV protease inhibitors in all parts of the world except the Far East and will pay Vertex a royalty on sales. The Company has retained certain bulk drug manufacturing rights and certain co-promotion rights in territories licensed to Glaxo. Glaxo has the right to terminate its arrangement without cause upon twelve months' notice. Termination by Glaxo of the agreement will relieve it of its obligation to make further commercialization and development milestone and royalty payments and will end any license granted to Glaxo by Vertex thereunder. In 1999, the Company began earning a royalty from Glaxo from sales of Agenerase. Revenues and royalties earned from Glaxo were $15,646,000, $13,927,000 and $6,457,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

    In June 1996, the Company and Glaxo obtained a worldwide, non-exclusive license under certain G.D. Searle & Co. ("Searle") patent applications in the area of HIV protease inhibition. The Company pays Searle a royalty based on sales of Agenerase.

P. EMPLOYEE BENEFITS

    The Company has a 401(k) retirement plan in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 20% of their annual compensation to the plan, subject to statutory limitations. For 2000, the Company declared discretionary matching contributions to the plan in the aggregate amount of $1,148,000 payable in the form of shares of the Company's common stock. Of these shares, 20,880 were issued as of December 31, 2000 with approximately 10,000 issuable in 2001. For 1999, the Company declared discretionary matching contributions to the plan in the aggregate amount of $866,000, payable in the form of shares of the Company's common stock. Of these shares, 47,708 were issued as of December 31, 1999 with approximately 13,400 issued in 2000. For 1998, the Company declared discretionary matching contributions to the plan in the aggregate amount of $672,000, payable in the form of shares of the Company's common stock. Of these shares, 38,838 were issued as of December 31, 1998 with the remaining 14,390 issued in 1999.

Q. RELATED PARTY

    A sibling of the Company's Chairman and Chief Executive Officer is a partner in the law firm representing the Company to which $736,000, $480,000 and $333,000 in legal fees were paid in 2000, 1999 and 1998, respectively.

                      VERTEX PHARMACEUTICALS INCORPORATED

R. LEGAL PROCEEDINGS

    Chiron Corporation (Chiron) filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. That reexamination process is still ongoing. While the length of the stay, the outcome of the reexamination, the effect of that outcome on the lawsuit and the final outcome of the lawsuit cannot be determined, Vertex maintains that the plaintiff's claims are without merit and intends to defend the lawsuit, if and when it resumes, vigorously.

S. QUARTERLY FINANCIAL DATA (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FIRST      SECOND     THIRD      FOURTH
                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                         --------   --------   --------   --------
2000*
Total revenues.........................................  $ 8,132    $ 27,023   $ 17,288   $25,684
Total expenses.........................................   26,053      27,386     28,797    34,573
Other income, net......................................    2,371       2,965      4,448     6,776
Debt Conversion Expense................................       --          --     14,375        --
Cumulative effect of change in accounting principle....    3,161          --         --        --
Net loss...............................................  (18,711)      2,602    (21,436)   (2,113)
Basic net income/(loss) per share......................  $ (0.36)   $   0.05   $  (0.40)  $ (0.04)
Diluted net income/(loss) per share....................  $ (0.36)   $   0.04   $  (0.40)  $ (0.04)

1999
Total revenues.........................................  $ 3,963    $ 12,516   $  7,225   $26,856
Total expenses.........................................   24,499      25,997     23,692    27,772
Other income, net......................................    2,982       2,640      2,181     2,631
Net loss...............................................  (17,554)    (10,841)   (14,286)    1,715
Basic net income/(loss) per share......................  $ (0.34)   $  (0.21)  $  (0.28)  $  0.04
Diluted net income/(loss) per share....................  $ (0.34)   $  (0.21)  $  (0.28)  $  0.03

------------------------

* The 2000 quarterly financial data, as reported in the Company's previously filed Quarterly Reports on Form 10-Q, has been adjusted to reflect the adoption of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000, as discussed in Note C. Periods beginning before
    January 1, 2000 have not been adjusted as the effect of the change in accounting principle could not be reasonably determined.

                                    EXHIBITS

       EXHIBIT
       NUMBER                               EXHIBIT DESCRIPTION
       -------          ------------------------------------------------------------
         3.4            By-laws of Vertex as amended and restated as of March 12,
                        2001.

        10.3            1996 Stock and Option Plan, Amended and Restated as of
                        March 12, 2001.

        10.9            Executive Employment Agreement between Vertex and Iain P.M.
                        Buchanan.

        10.10           Agreement dated December 21, 2000 between Vertex and Richard
                        H. Aldrich.

        10.14           Third, Fourth and Fifth Amendments to Lease between Fort
                        Washington Realty Trust and Vertex (with certain confidential information deleted).

        10.16           Lease by and between Kendall Square, LLC, Landlord, and
                        Vertex, executed January 18, 2001 (with certain confidential information deleted).

        10.26           Research Agreement between Vertex and Laboratoires Serono
                        S.A. dated December 11, 2000 (with certain confidential information deleted).

        23              Consent of Independent Accountants.