Form 10-Q
period 2001-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2001-05-15
CIK 875320

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                           ---------------------------


                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                               YES   X    NO
                                   -----     -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share                   60,296,772
--------------------------------------         --------------------------------
             Class                                Outstanding at May 8, 2001

                       VERTEX PHARMACEUTICALS INCORPORATED

                                      INDEX



                                                                            PAGE
PART I. -  FINANCIAL INFORMATION
      Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                       March 31, 2001 and December 31, 2000................  3

                  Condensed Consolidated Statements of Operations -
                       Three Months Ended March 31, 2001 and 2000..........  4

                  Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 2001 and 2000..........  5

                  Notes to Condensed Consolidated Financial Statements.....  6

      Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations................. 10

      Item 3.  Quantitative and Qualitative Disclosures about
                       Market Risk......................................... 13

      Item 4.  Submission of Matters to a Vote of Security Holders......... 13

PART II. -  OTHER INFORMATION

SIGNATURES................................................................. 14


                       VERTEX PHARMACEUTICALS INCORPORATED

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         MARCH 31,               DECEMBER 31,
                                                                                           2001                      2000
                                                                                        -----------              ------------
                                                                                        (UNAUDITED)
                                                                                                (DOLLARS IN THOUSANDS,
                                                                                         EXCEPT SHARE AND PER SHARE AMOUNTS)
                                     ASSETS
Current assets:
  Cash and cash equivalents.....................................................         $ 222,662                $ 322,090
  Short-term investments, available for sale....................................           100,674                   66,509
  Accounts receivable...........................................................             7,615                   12,262
  Prepaid expenses..............................................................             2,327                    2,325
                                                                                         ---------                ---------
     Total current assets.......................................................           333,278                  403,186
  Restricted cash...............................................................            25,908                    9,788
  Long-term investments, available for sale.....................................           361,535                  318,825
  Property and equipment, net...................................................            36,063                   28,149
  Investment in equity affiliate................................................             1,726                    1,726
  Other assets..................................................................            11,034                   11,207
                                                                                         ---------                ---------
     Total assets...............................................................         $ 769,544                $ 772,881
                                                                                         =========                =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................         $   2,596                $   3,847
  Accrued expenses..............................................................            15,359                   14,994
  Accrued interest..............................................................               557                    4,879
  Deferred revenue..............................................................            11,174                   12,574
  Obligations under capital lease and debt......................................             2,186                    2,377
                                                                                         ---------                ---------
  Total current liabilities.....................................................            31,872                   38,671
Obligations under capital lease and debt, excluding current portion.............             1,966                    2,313
Convertible subordinated notes..................................................           345,000                  345,000
                                                                                         ---------                ---------
  Total liabilities.............................................................           378,838                  385,984
                                                                                         ---------                ---------
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued
    and outstanding.............................................................                --                       --
  Common stock, $0.01 par value; 100,000,000 shares authorized; 60,242,135 and
    59,612,816 shares issued and outstanding at March 31, 2001 and
    December 31, 2000, respectively.............................................               602                      596
  Additional paid-in capital....................................................           621,299                  613,166
  Deferred compensation, net....................................................               (51)                     (61)
  Accumulated other comprehensive income........................................             8,211                    3,681
  Accumulated deficit...........................................................          (239,355)                (230,485)
                                                                                         ---------                ---------

  Total stockholders' equity....................................................           390,706                  386,897
                                                                                         ---------                ---------

  Total liabilities and stockholders' equity....................................         $ 769,544                $ 722,881
                                                                                         =========                =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                       VERTEX PHARMACEUTICALS INCORPORATED

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                           2001                    2000
                                                                                                                 restated*
                                                                                         --------                ---------
                                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                                    (UNAUDITED)
Revenues:
  Royalties and product sales...................................................        $  2,513                $  2,619
  Collaborative and other research and development revenues.....................          16,544                   5,513
                                                                                        --------                --------
    Total revenues..............................................................          19,057                   8,132

Operating expenses:
  Royalties and product costs...................................................             837                     872
  Research and development......................................................          26,119                  18,604
  Sales, general and administrative.............................................           7,496                   6,577
                                                                                        --------                --------
    Total operating expenses....................................................          34,452                  26,053
                                                                                        --------                --------

Net loss from operations........................................................         (15,395)                (17,921)
                                                                                        --------                --------
Interest income.................................................................          11,299                   3,243
Interest expense................................................................          (4,774)                   (891)
Equity in income of unconsolidated subsidiary...................................              --                      19


Net loss before cumulative effect of change in accounting principle.............        $ (8,870)               $(15,550)
                                                                                        --------                --------
Cumulative effect of change in accounting principle.............................              --                  (3,161)
                                                                                        --------                --------

Net loss........................................................................         $(8,870)               $(18,711)
                                                                                        ========                ========

Basic and diluted net loss per common share before cumulative effect of change
  in accounting principle.......................................................          $(0.15)                 $(0.30)

Cumulative effect of change in accounting principle--basic and diluted..........              --                  $(0.06)
                                                                                        --------                --------
Basic and diluted net loss per common share.....................................          $(0.15)                 $(0.36)
                                                                                        =========               ========

Basic and diluted weighted average number of common shares outstanding..........          60,011                  51,928


         The accompanying notes are an integral part of these condensed consolidated financial statements.

*  See Note 2.

                       VERTEX PHARMACEUTICALS INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                                   2001                  2000
                                                                                                                      restated*
                                                                                                ----------            ---------
                                                                                                        (IN THOUSANDS)
Cash flows from operating activities:
  Net loss.......................................................................               $  (8,870)            $(18,711)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..................................................                   2,513                1,924
  Amortization of deferred compensation..........................................                      10                   51
  Equity compensation for services rendered......................................                      11                   13
  Realized (gains)/losses on investments.........................................                    (225)                 134
  Equity in income of unconsolidated subsidiary..................................                      --                  (19)
  Changes in operating assets and liabilities:
  Accounts receivable............................................................                   4,647                1,450
  Prepaid expenses...............................................................                      (2)                (558)
  Accounts payable...............................................................                  (1,251)                 928
  Accrued expenses...............................................................                     365               (2,042)
  Accrued interest...............................................................                  (4,322)                 729
  Deferred revenue...............................................................                  (1,400)                 552
                                                                                                ---------             --------
  Net cash used in operating activities..........................................                  (8,524)             (15,549)
                                                                                                ---------             --------

Cash flows from investing activities:
  Purchases of investments.......................................................                (266,891)             (63,570)
  Sales and maturities of investments............................................                 195,168               63,938
  Expenditures for property and equipment........................................                 (10,046)              (2,654)
  Restricted cash................................................................                 (16,120)                  --
  Other assets...................................................................                    (209)                 126
                                                                                                ---------             --------
  Net cash used in investing activities..........................................                 (98,098)              (2,160)
                                                                                                ---------             --------

Cash flows from financing activities:
  Repayment of capital lease obligations and debt................................                    (538)                (632)
  Proceeds from the sale of convertible subordinated notes.......................                      --              175,000
  Costs associated with the sale of convertible subordinated notes...............                      --               (5,309)
  Proceeds from other issuances of common stock..................................                   8,129                9,000
                                                                                                ---------             --------
  Net cash provided by financing activities......................................                   7,591              178,059
                                                                                                ---------             --------
  Effect of changes in exchange rates on cash....................................                    (397)                (148)
                                                                                                ---------             --------
Net Increase (decrease) in cash and cash equivalents.............................                 (99,428)             160,202
Cash and cash equivalents at beginning of year...................................                 322,090               31,548
                                                                                                ---------             --------
Cash and cash equivalents at end of year.........................................               $ 222,662             $191,750
                                                                                                =========             ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Note 2.

                       VERTEX PHARMACEUTICALS INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements are unaudited and have been prepared by Vertex Pharmaceuticals Incorporated ("Vertex" or the "Company") in accordance with generally accepted accounting principles.

         Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform with current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2001 and 2000.

         The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended December 31, 2001. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, which are contained in the Company's 2000 Progress Report to its shareholders and in its Form 10-K filed with the Securities and Exchange Commission.

2.       ACCOUNTING POLICIES

REVENUE RECOGNITION

         In the fourth quarter of 2000, retroactive to January 1, 2000, Vertex changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue from collaborative research and development arrangements as earned under the terms of the arrangements. License payments were recorded as revenue when the payment was assured and contractual obligations met. Payments from contractual milestones were recognized when achieved, and product research funding was recorded on a quarterly basis, when the research effort was incurred. Under the new accounting method, the Company recognizes revenue from the research and development arrangements over the period of continuing involvement as prescribed by Emerging Issues Task Force No. 91-6 (EITF 91-6). Under that model, revenue is recognized for non-refundable license fees, milestones, and collaborative research and development using the lessor of the non-refundable cash received or the result achieved using percentage of completion accounting.

         Where the Company has no continuing involvement, non-refundable license fees will be recorded as revenue upon receipt and milestones will be recorded as revenue upon achievement of the milestone by the collaborative partner.

         Royalty revenue is recognized based upon estimated and actual net sales of licensed products in licensed territories as provided by the collaborative partner and is generally recognized in the period the sales occur.

         Product sales revenue is recognized upon shipment, when the title to product and associated risk of loss has passed to the customer.

         The cumulative effect of the change on prior years resulted in a charge to income of $3,161,000, which is included in the loss for the three months ended March 31, 2000. Prior year financial results have been restated for the retroactive adoption of SAB 101 to January 1, 2000.

DERIVATIVE INSTRUMENTS

         In June of 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities
- an Amendment to FASB Statement No. 133." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The Company has adopted this new accounting standard effective January 1, 2001 and it did not have a significant effect on the Company's financial statements.

         Subsequent to the issuance of SFAS No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities", the FASB established the Derivatives Implementation Group ("DIG") to address and interpret practice issues relating to that standard. On March 21, 2001, the FASB approved DIG Implementation Issue No. A17 ("A17") relating to contracts that provide for net share settlement, including warrants of a privately held company. Under the proposed transition provisions for applying DIG guidance, an entity should account for the effects of initially complying with the new implementation guidance as of the first day of the fiscal quarter following posting on the FASB's website (i.e. July 1, 2001 for Vertex's implementation of A17). The Company currently holds warrants meeting that definition and expects to adopt A17 in the third quarter of 2001. Management is currently determining what effect, if any, A17 will have on the Company's financial statements. The potential effects could result in a material increase to other income in the third quarter of 2001.

BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible notes. Common equivalent shares have not been included in the per share calculations as the effect would be anti-dilutive. Total potential common equivalent shares at March 31, 2001 consist of 11,526,635 stock options outstanding with a weighted average exercise price of $25.14 and notes convertible into 3,739,432 shares of common stock at a conversion price of $92.26 per share. Total potential common equivalent shares at March 31, 2000 consist of 12,571,274 stock options outstanding with a weighted average exercise price of $12.06 and notes convertible into 4,340,280 shares of common stock at a conversion price of $40.32 per share.

3.       COMPREHENSIVE INCOME (LOSS)

         For the quarters ended March 31, 2001 and 2000 total comprehensive loss was as follows (in thousands):


                                                              MARCH 31, 2001        MARCH 31, 2000
                                                              --------------        --------------
Net loss                                                         $(8,870)              $(18,711)

Other comprehensive income (loss):
Unrealized holding gains (losses) on investments                   4,927                   (254)
Foreign currency translation adjustment                             (397)                  (148)
                                                                 -------               --------
Total other comprehensive income (loss)                            4,530                   (402)
                                                                 -------               --------
Total comprehensive loss                                         $(4,340)              $(19,113)
                                                                 =======               ========


4.       RESTRICTED CASH

         In accordance with operating lease agreements, at March 31, 2001 and 2000 the Company held in deposit approximately $25,908,000 and $9,788,000, respectively, with its bank to collateralize conditional, stand-by letters of credit in the name of the landlord. In January 2001, the Company entered into a new operating lease for additional space and facilities. The letters of credit are redeemable only if the Company defaults on the leases under specific criteria. These funds are restricted from the Company's use during the lease period, $9,788,000 of funds are restricted through 2010 and the remaining $16,120,000 of funds are restricted through 2017. The Company is entitled to all interest earned on the funds.

5.       LEGAL PROCEEDINGS

         Chiron Corporation ("Chiron") filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. That reexamination is ongoing and the stay is still in effect. While the length of the stay, the outcome of the reexamination, the effect of that outcome on the lawsuit and the final outcome of the lawsuit cannot be determined, Vertex maintains that the plaintiff's claims are without merit and intends to defend the lawsuit, if and when it resumes, vigorously.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities and is effective for periods after March 31, 2001. To date the Company does not believe the adoption of SFAS 140 will have a material impact on its financial statements and related disclosures.

7.       SUBSEQUENT EVENT

         On April 29, 2001, Vertex and Aurora Biosciences Corporation ("Aurora") signed a definitive agreement whereby Vertex will acquire Aurora in a stock-for-stock transaction. Under the terms of the agreement, which have been approved by the Boards of Directors of both Vertex and Aurora, each share of Aurora will convert into shares of newly issued Vertex common stock at a fixed ratio of 0.62 shares of Vertex common stock for each share of Aurora common stock. Vertex will be obligated to issue a total of approximately 14.0 million shares of common stock in exchange for Aurora's outstanding common stock, and Aurora options will be equitably converted to Vertex options. The transaction will be structured as a tax-free share exchange and is intended to be accounted for as a pooling-of-interests. The merger is subject to approval by both Vertex's and Aurora's shareholders, regulatory approval and other closing conditions, and is expected to close in the third quarter of 2001. After the merger, Aurora will operate as a wholly owned subsidiary of Vertex.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT CAN CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, UNCERTAINTIES RELATING TO OUR ABILITY TO SUCCESSFULLY DISCOVER, DEVELOP, TEST, AND SECURE REGULATORY APPROVAL OF ANY OF OUR CURRENT OR FUTURE DRUG CANDIDATES, UNCERTAINTIES REGARDING OUR ABILITY TO OBTAIN FINANCIAL AND OTHER RESOURCES FOR OUR RESEARCH, DEVELOPMENT AND COMMERCIAL ACTIVITIES, AS WELL AS THOSE DESCRIBED IN THE SECTION OF OUR ANNUAL REPORT ON FORM 10-K ENTITLED "RISK FACTORS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY UPDATE OR REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF.

         We are a global biotechnology company. We seek to discover, develop, and commercialize major pharmaceutical products independently and with partners. Chemogenomics, our proprietary, systematic, genomics-based platform, is designed to accelerate the discovery of new drugs and to expand intellectual property coverage of drug candidate compounds and classes of related compounds. This approach, which targets gene families, has formed the basis for several commercial collaborations that retain rights to downstream revenue for us. We have 12 drug candidates in development to treat viral diseases, inflammation, cancer, autoimmune diseases and neurological disorders.

         Our first approved product is Agenerase(R) (amprenavir), an HIV protease inhibitor, which we co-promote with GlaxoSmithKline. We earn a royalty from GlaxoSmithKline from sales of Agenerase. Agenerase has received approval in 33 countries worldwide, including the United States, the 15 member states of the European Union, and Japan, where the drug is sold under the trade name Prozei(TM).

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

         In the fourth quarter of 2000, we adopted SAB 101 "Revenue Recognition in Financial Statements" retroactive to January 1, 2000. SAB 101 was issued by the

Securities and Exchange Commission in December 1999 and provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. The impact of our adoption of SAB 101 was to defer revenue recognition for certain portions of revenues previously recognized under our collaborative agreements into future accounting periods. As a result, we recorded a one-time, non-cash charge of $3,161,000 in the first quarter of 2000. The results of operations for the three months ending March 31, 2000 have been restated in accordance with SAB 101. Additionally, the $3,161,000 expense associated with the cumulative effect of change in accounting principle is included in the net loss and net loss per basic and diluted share for the three months ending March 31, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000.

         Our net loss for the three months ended March 31, 2001 was $8,870,000 or $0.15 per basic and diluted share, compared to $18,711,000 or $0.36 per basic and diluted share, including the cumulative effect of a change in accounting principle, for the three months ended March 31, 2000.

         Total revenues increased to $19,057,000 in the first quarter of 2001 from $8,132,000 in the first quarter of 2000. In the first quarter of 2001, royalty and product sales revenue was $2,513,000 and collaborative and other research and development revenue was $16,544,000. In the first quarter of 2000, royalty and product sales revenue was $2,619,000 and collaborative and other research and development revenue was $5,513,000.

         Royalties and product sales include Agenerase royalty revenue from GlaxoSmithKline. Agenerase royalty revenue is based on estimated and actual worldwide net sales of Agenerase as provided by GlaxoSmithKline.

         The growth in collaborative and other research and development revenue in the first quarter of 2001 as compared to the first quarter of 2000 is due to the signing of new collaborative agreements during fiscal 2000. In May 2000 we agreed with Novartis to collaborate to discover, develop and commercialize small molecule drugs targeted at the kinase protein family. In the first quarter of 2001 we recognized approximately $10,574,000 of revenue in connection with this contract. In December 2000 we entered into a collaboration with Serono to discover, develop and market caspase inhibitors. Previously, in November 1999, we entered into a collaborative agreement with Taisho for our caspase program. In connection with these two contracts, we recognized approximately $1,201,000 of revenue in the first quarter of 2001 compared with $875,000 in the first quarter of 2000. Also during first quarter 2001 we received and recognized as revenue a $1,000,000 milestone payment from Kissei for the completion of clinical development of Prozei in Japan. The balance of collaborative and other research and development revenues represents revenues earned under collaborative agreements with Eli Lilly, Schering AG and Kissei for both 2001 and 2000.

         Total costs and expenses increased to $34,452,000 in the first quarter of 2001 from $26,053,000 in the first quarter of 2000. Royalties and product costs were $837,000 and $872,000 as of March 31, 2001 and March 31, 2000,
respectively, and consist of royalty payments to G.D. Searle & Co on sales of Agenerase.

         Research and development expenses increased to $26,119,000 in the first quarter of 2001 from $18,604,000 in the first quarter of 2000 principally due to the continued expansion of our research and development operations and an increase in the number of drug development candidates. Related to our expansion were increases in personnel, facilities expenses, equipment depreciation and increased technology license payments. We anticipate research and development expenses to continue to increase as personnel are added and research and development activities are expanded to accommodate our existing collaborations and additional commitments we may undertake in the future.

         Sales, general and administrative expenses increased to $7,496,000 for the first quarter of 2001 compared to $6,577,000 for the first quarter of 2000. The increase was primarily a result of increased personnel and professional expenses. We expect sales, general and administrative expenses to continue to increase as we continue to grow.

         Interest income increased approximately $8,056,000 to $11,299,000 for the first quarter of 2001 from $3,243,000 for the first quarter of 2000. The increase is due to a higher level of cash and investments in the first quarter of 2001 versus the first quarter of 2000. The increase in cash and investments is primarily a result of the proceeds received from the issuances of convertible subordinated notes in March and September 2000.

         Interest expense increased to approximately $4,774,000 for the first quarter of 2001 from $891,000 for the first quarter of 2000. The increase is due to interest expense associated with the convertible subordinated notes issued in September 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations have been funded principally through strategic collaborative agreements, public offerings and private placements of our equity and debt securities, equipment lease financing, and investment income. With the approval and launch of Agenerase in April 1999, we began receiving product royalty revenues. In 2000, we completed private placements of $175,000,000 of 5% convertible subordinated notes due March 2007 and $345,000,000 of 5% convertible subordinated notes due September 2007.

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

         We expect to finance these substantial cash needs with future payments under our existing and future collaborative agreements, royalties from the sales of Agenerase, existing cash and investments of $684,871,000 at March 31, 2001, together with investment income earned thereon, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

         Our aggregate cash and investments decreased by $22,553,000 during the three months ended March 31, 2001 to $684,871,000 from $707,424,000 for the year ended December 31, 2000. Cash used by operations, principally to fund research and development activities, was $8,524,000 during the same period. We continue to invest in equipment and leasehold improvements for facilities to meet the operating needs associated with the growth in our headcount. For the first quarter of 2001 property and equipment expenditures were $10,046,000. Cash provided by financing activities for the three months ended March 31, 2001 was $7,591,000, including $8,129,000 from the issuance of common stock under employee stock option and benefit plans for the three months partially offset by $538,000 used for the repayment of capital lease obligations. Finally, in connection with a new lease signed in January 2001, we were required to provide a security deposit in the form of a stand by letter of credit in the amount of $16,120,000, which is reflected in the increase of restricted cash.

         On April 29, 2001, Vertex and Aurora Biosciences Corporation ("Aurora") signed a definitive agreement whereby Vertex will acquire Aurora in a stock-for-stock transaction. Under the terms of the agreement, which have been approved by the Boards of Directors of both Vertex and Aurora, each share of Aurora will convert into shares of newly issued Vertex common stock at a fixed ratio of 0.62 shares of Vertex common stock for each share of Aurora common stock. Vertex will be obligated to issue a total of approximately 14.0 million shares of common stock in exchange for Aurora's outstanding common stock, and Aurora options will be equitably converted to Vertex options. The transaction will be structured as a tax-free share exchange and is intended to be accounted for as a pooling-of-interests. The merger is subject to approval by both Vertex's and Aurora's shareholders, regulatory approval and other closing conditions, and is expected to close in the third quarter of 2001. After the merger, Aurora will operate as a wholly owned subsidiary of Vertex. The transaction, excluding merger-related expenses, is not expected to materially affect our net operating results for 2001.

LEGAL PROCEEDINGS

         Chiron Corporation filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. That reexamination is ongoing and the stay is still in effect. While the length of the stay, the outcome of the reexamination, the effect of that outcome on the lawsuit and the final outcome of the lawsuit cannot be determined, we believe based on information currently available, that the ultimate outcome of the action will not have a material impact on our consolidated financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

         In September 2000 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, and is effective after March 31, 2001. To date we do not believe the adoption of SFAS 140 will have a material impact on our financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There are no material changes to our assessment of market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of Stockholders was held on May 8, 2001. The stockholders elected Joshua S. Boger, Charles A. Sanders and Elaine S. Ullian to the class of directors whose term expires in 2004. The tabulation of votes with respect to the election of such directors is as follows:

                                  Total Vote For:      Total Vote Withheld:
                                  ---------------      --------------------
   Joshua S. Boger                  45,114,219               942,761
   Charles A. Sanders               45,091,257               965,723
   Elaine S. Ullian                 45,114,258               942,722

        In addition, the stockholders approved the amendment to the Company's Restated Articles of Organization to increase the number of authorized shares of common stock, $.01 par value per share, of the Company from 100 million to 200 million, by a vote of 40,020,139 shares in favor, 6,014,413 shares against, and 25,391 shares abstaining.

        The stockholders also approved amendments to the 1996 Stock and Option Plan, including an amendment to increase the total number of shares of common stock authorized for issuance under that plan by 4 million, to a total of 13 million, by a vote of 24,761,873 shares in favor, 9,295,932 shares against, and 74,240 shares abstaining.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                VERTEX PHARMACEUTICALS INCORPORATED


Date:  May 15, 2001             By: /s/ Johanna Messina Power
                                    -----------------------------------------
                                    Johanna Messina Power
                                    Controller (Principal Accounting Officer)