Form 10-Q
period 2001-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2001-08-14
CIK 875320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934
           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       or

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM       TO

                        Commission file number 000-19319

                            ------------------------

                      VERTEX PHARMACEUTICALS INCORPORATED

             (Exact name of registrant as specified in its charter)

                MASSACHUSETTS                                   04-3039129
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                     Identification Number)

            130 WAVERLY STREET, CAMBRIDGE, MASSACHUSETTS 02139-4242

          (Address of principal executive offices, including zip code)

                                 (617) 444-6600

              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, par value $.01 per share                       60,487,925
---------------------------------------------  ---------------------------------------------
                    Class                              Outstanding at August 8, 2001

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      VERTEX PHARMACEUTICALS INCORPORATED
                                     INDEX

Part I--Financial Information

  Item 1. Condensed Consolidated Financial Statements

    Condensed Consolidated Balance Sheets
      June 30, 2001 and December 31, 2000...................          1

    Condensed Consolidated Statements of Operations
      Three Months Ended June 30, 2001 and 2000.............          2

    Condensed Consolidated Statement of Operations
      Six Months Ended June 30, 2001 and 2000...............          3

    Condensed Consolidated Statements of Cash Flows
      Six Months Ended June 30, 2001 and 2000...............          4

    Notes to Condensed Consolidated Financial Statements....          5

  Item 2. Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................         10

  Item 3. Quantitative and Qualitative Disclosures about
    Market Risk.............................................         15

Part II--Other Information

Item 4. Submission of Matters to a Vote of Security
  Holders...................................................         15

Item 6. Exhibits and Reports on Form 8-K....................         15

SIGNATURES

                      VERTEX PHARMACEUTICALS INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS

           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                           ASSETS

Current assets:
  Cash and cash equivalents.................................  $168,527      $322,090
  Short-term investments, available for sale................   151,501        66,509
  Accounts receivable.......................................     8,414        12,262
  Prepaid expenses..........................................     2,032         2,325
                                                              --------      --------
    Total current assets....................................   330,474       403,186
  Restricted cash...........................................    25,908         9,788
  Long-term investments, available for sale.................   355,427       318,825
  Property and equipment, net...............................    43,534        28,149
  Investment in equity affiliate............................     1,400         1,726
  Other assets..............................................    10,091        11,207
                                                              --------      --------
    Total assets............................................  $766,834      $772,881
                                                              ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..........................................  $  6,362      $  3,847
  Accrued expenses..........................................    14,443        14,994
  Accrued interest..........................................     4,869         4,879
  Deferred revenue..........................................    11,162        12,574
  Obligations under capital lease and debt..................     2,016         2,377
                                                              --------      --------
    Total current liabilities...............................    38,852        38,671
  Obligations under capital lease and debt, excluding
    current portion.........................................     1,633         2,313
  Convertible subordinated notes............................   345,000       345,000
                                                              --------      --------
    Total liabilities.......................................   385,485       385,984
                                                              --------      --------

Commitments
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized; none issued and outstanding.................        --            --
  Common stock, $0.01 par value; 200,000,000 shares
    authorized; 60,450,750 and 59,612,816 shares issued and
    outstanding at June 30, 2001 and December 31, 2000,
    respectively............................................       605           596
  Additional paid-in capital................................   624,490       613,166
  Deferred compensation, net................................       (41)          (61)
  Accumulated other comprehensive income....................     7,757         3,681
  Accumulated deficit.......................................  (251,462)     (230,485)
                                                              --------      --------
    Total stockholders' equity..............................   381,349       386,897
                                                              --------      --------
    Total liabilities and stockholders' equity..............  $766,834      $722,881
                                                              ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED JUNE 30,
                                                              -------------------------------
                                                                   2001             2000
                                                              --------------   --------------
                                                                                 RESTATED*
Revenues:
  Royalties and product sales...............................     $  2,767         $ 3,303
  Collaborative and other research and development
    revenues................................................       18,676          23,720
                                                                 --------         -------
      Total revenues........................................       21,443          27,023

Costs and expenses:
  Royalties and product costs...............................          921           1,100
  Research and development..................................       27,794          19,824
  Sales, general and administrative.........................       10,176           6,462
                                                                 --------         -------
      Total costs and expenses..............................       38,891          27,386
                                                                 --------         -------

  Net loss from operations..................................      (17,448)           (363)
                                                                 --------         -------

  Interest income...........................................       10,441           5,463
  Interest expense..........................................       (4,774)         (2,503)
  Equity in income (loss) of unconsolidated subsidiary......         (326)              5
                                                                 --------         -------

Net income (loss)...........................................     $(12,107)        $ 2,602
                                                                 ========         =======

Basic net income (loss) per common share....................     $  (0.20)        $  0.05

Diluted net income (loss) per common share..................     $  (0.20)        $  0.04

Basic weighted average number of common shares
  outstanding...............................................       60,337          52,636

Diluted weighted average number of common shares
  outstanding...............................................       60,337          58,946

  The accompanying notes are an integral part of these condensed consolidated financial statements.

  *See Note 2.

                      VERTEX PHARMACEUTICALS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                              -------------------------------
                                                                   2001             2000
                                                              --------------   --------------
                                                                                 RESTATED*
Revenues:
  Royalties and product sales...............................     $  5,280         $  5,922
  Collaborative and other research and development
    revenues................................................       35,220           29,233
                                                                 --------         --------
      Total revenues........................................       40,500           35,155

Costs and expenses:
  Royalties and product costs...............................        1,758            1,972
  Research and development..................................       53,913           38,428
  Sales, general and administrative.........................       17,672           13,039
                                                                 --------         --------
      Total costs and expenses..............................       73,343           53,439
                                                                 --------         --------

  Net loss from operations..................................      (32,843)         (18,284)
                                                                 --------         --------

  Interest income...........................................       21,740            8,706
  Interest expense..........................................       (9,548)          (3,394)
  Equity in income (loss) of unconsolidated subsidiary......         (326)              24
                                                                 --------         --------
Net loss before cumulative effect of change in accounting
  principle.................................................     $(20,977)        $(12,948)

Cumulative effect of change in accounting principle.........           --         $ (3,161)
                                                                 --------         --------

Net loss....................................................     $(20,977)        $(16,109)
                                                                 ========         ========

Basic and diluted net loss per common share before
  cumulative effect of change in accounting principle.......     $  (0.35)        $  (0.25)

Cumulative effect of change in accounting principle- basic
  and diluted...............................................           --         $  (0.06)
                                                                 --------         --------

Basic and diluted net loss per common share.................     $  (0.35)        $  (0.31)
                                                                 ========         ========

Basic and diluted weighted average number of common shares
  outstanding...............................................       60,175           52,283

  The accompanying notes are an integral part of these condensed consolidated financial statements.

  *See Note 2.

                      VERTEX PHARMACEUTICALS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                             RESTATED*
Cash flows from operating activities:
  Net loss..................................................  $  (20,977)    $(16,109)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Cumulative effect of change in accounting principle.......          --        3,161
  Depreciation and amortization.............................       5,582        4,059

  Non-cash stock-based compensation expense.................          41           92
  Realized (gains)/losses on investments....................        (926)         351
  Equity in (income) loss of unconsolidated subsidiary......         326          (24)

  Changes in operating assets and liabilities:
  Accounts receivable.......................................       3,848          522
  Prepaid expenses..........................................         293         (261)
  Accounts payable..........................................       2,515        1,352
  Accrued expenses..........................................        (551)        (775)
  Accrued interest..........................................         (10)       2,916
  Deferred revenue..........................................      (1,412)      12,144
                                                              ----------     --------
      Net cash (used in) provided by operating activities...     (11,271)       7,428
                                                              ----------     --------

Cash flows from investing activities:
  Purchases of investments..................................    (548,585)    (161,038)
  Sales and maturities of investments.......................     432,429      122,097
  Expenditures for property and equipment...................     (20,203)      (4,432)
  Restricted cash...........................................     (16,120)          --
  Other assets..............................................         352          182
                                                              ----------     --------
      Net cash used in investing activities.................    (152,127)     (43,191)
                                                              ----------     --------

Cash flows from financing activities:
  Repayment of capital lease obligations and debt...........      (1,041)      (1,236)
  Proceeds from the sale of convertible subordinated
    notes...................................................          --      175,000
  Costs associated with the sale of convertible subordinated
    notes...................................................          --       (5,340)
  Proceeds from other issuances of common stock.............      11,312       19,519
                                                              ----------     --------
      Net cash provided by financing activities.............      10,271      187,943
                                                              ----------     --------
  Effect of changes in exchange rates on cash...............        (436)        (520)
                                                              ----------     --------
      Net increase (decrease) in cash and cash
        equivalents.........................................    (153,563)     151,660
  Cash and cash equivalents at beginning of year............     322,090       31,548
                                                              ----------     --------
  Cash and cash equivalents at end of year..................  $  168,527     $183,208
                                                              ==========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

  *See Note 2.

                      VERTEX PHARMACEUTICALS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements are unaudited and have been prepared by Vertex Pharmaceuticals Incorporated (the "Company") in accordance with generally accepted accounting principles.

    Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform with current year presentation. On July 18, 2001, Vertex completed a merger with Aurora BioSciences Corporation ("Aurora"). The interim financial statements do not include the results of Aurora. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended June 30, 2001 and 2000.

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended December 31, 2001. These interim financial statements should be read in conjunction with the audited financial statements for the year ended
December 31, 2000, which are contained in the Company's 2000 Annual Report to its shareholders and in its Form 10-K filed with the Securities and Exchange Commission.

2. ACCOUNTING POLICIES

REVENUE RECOGNITION

    In the fourth quarter of 2000, retroactive to January 1, 2000, Vertex changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. Previously, the Company had recognized revenue from collaborative research and development arrangements as earned under the terms of the arrangements. License payments were recorded as revenue when the payment was assured and contractual obligations met. Payments from contractual milestones were recognized when achieved, and product research funding was recorded on a quarterly basis, when the research effort was incurred. Under the new accounting method, the Company recognizes revenue from research and development arrangements over the period of continuing involvement as prescribed by Emerging Issues Task Force No. 91-6 (EITF 91-6). Under that model, revenue is recognized for non-refundable license fees, milestones, and collaborative research and development funding using the lesser of the non-refundable cash received or the result achieved using percentage of completion accounting.

    Where the Company has no continuing involvement, non-refundable license fees will be recorded as revenue upon receipt and milestones will be recorded as revenue upon achievement of the milestone by the collaborative partner.

    Royalty revenue is recognized based upon actual and estimated net sales of licensed products in licensed territories as provided by the collaborative partner and is generally recognized in the period the sales occur. Differences between actual royalty revenues and estimated royalty revenues, which have not been historically significant, are reconciled and adjusted for in the following quarter.

    Product sales revenue is recognized upon shipment, when the title to product and associated risk of loss has passed to the customer.

                      VERTEX PHARMACEUTICALS INCORPORATED

    The cumulative effect of the change in accounting principle from prior years resulted in a charge to income of $3,161,000, which is included in the loss for the six months ended June 30, 2000. Prior year financial results have been restated for the retroactive adoption of SAB 101 to January 1, 2000.

DERIVATIVE INSTRUMENTS

    In June of 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment to FASB Statement No. 133." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts (collectively referred to as "derivatives") and for hedging activities. The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The Company has adopted this new accounting standard effective January 1, 2001 and it did not have a significant effect on the Company's financial statements.

    Subsequent to the issuance of SFAS No. 133, "Accounting for Certain Derivative Instruments and Hedging Activities", the FASB established the Derivatives Implementation Group ("DIG") to address and interpret practice issues relating to that standard. On March 21, 2001, the FASB approved DIG Implementation Issue No. A17 ("A17") relating to contracts that provide for net share settlement, including warrants of a privately held company. Under the proposed transition provisions for applying DIG guidance, an entity should account for the effects of initially complying with the new implementation guidance as of the first day of the fiscal quarter following posting on the FASB's website (i.e. July 1, 2001 for Vertex's implementation of A17). As of June 30, 2001 the Company held warrants meeting that definition and will adopt A17 in the third quarter of 2001. Management is currently determining the effect A17 will have on the Company's financial statements. The potential effects could result in a cumulative change in accounting principle as of July 1, 2001 and a material increase to other income in the third quarter of 2001.

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible notes.

                      VERTEX PHARMACEUTICALS INCORPORATED

    The following table sets forth the computation of basic and diluted earnings
(loss) per common share (in thousands, except per share amounts):

                                              FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                       JUNE 30,                     JUNE 30,
                                              ---------------------------   ------------------------
                                                  2001           2000          2001         2000
                                              ------------   ------------   ----------   -----------
Basic earnings (loss) per common share:
Net income (loss) before cumulative effect
  of change in accounting principle.........    $(12,107)       $2,602       $(20,977)    $(12,948)
Weighted average number of common shares
  outstanding...............................      60,337        52,636         60,175       52,283
Basic earnings (loss) per common share
  before cumulative effect of change in
  accounting principle......................    $  (0.20)       $ 0.05       $  (0.35)    $  (0.25)

Diluted earnings (loss) per common share:
Net income (loss) before cumulative effect
  of change in accounting principle.........    $(12,107)       $2,602       $(20,977)    $(12,948)
Weighted average number of common shares
  outstanding...............................      60,337        52,636         60,175       52,283
Net effect of dilutive stock options........          --         6,310             --           --
                                                --------        ------       --------     --------
Weighted average number of shares assuming
  dilution..................................      60,337        58,946         60,175       52,283
                                                ========        ======       ========     ========
Diluted earnings (loss) per common share
  before cumulative effect of change in
  accounting principle......................    $  (0.20)       $ 0.04       $  (0.35)    $  (0.25)
Anti-dilutive common equivalent shares
  outstanding:
Stock options...............................      11,375           103         11,375       11,727
Convertible notes...........................       3,739         4,340          3,739        4,340

3. COMPREHENSIVE INCOME (LOSS)

    For the three and six months ended June 30, 2001 and 2000, respectively, comprehensive income (loss) was as follows (in thousands):

                                                            FOR THE THREE          FOR THE SIX
                                                               MONTHS                MONTHS
                                                           ENDED JUNE 30,        ENDED JUNE 30,
                                                         -------------------   -------------------
                                                           2001       2000       2001       2000
                                                         --------   --------   --------   --------
Net income (loss)......................................  $(12,107)   $2,602    $(20,977)  $(16,109)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on investments.......      (415)      586       4,512        333
Foreign currency translation adjustment................       (39)     (371)       (436)      (520)
                                                         --------    ------    --------   --------
Total change in other comprehensive income (loss)......      (454)      215       4,076       (187)
                                                         --------    ------    --------   --------
Total comprehensive income (loss)......................  $(12,561)   $2,817    $(16,901)  $(16,296)
                                                         ========    ======    ========   ========

                      VERTEX PHARMACEUTICALS INCORPORATED

4. RESTRICTED CASH

    In accordance with operating lease agreements, at June 30, 2001 and 2000 the Company held in deposit approximately $25,908,000 and $9,788,000, respectively, with its bank to collateralize conditional, stand-by letters of credit in the name of the landlord. In January 2001, the Company entered into new operating leases for additional space and facilities. The letters of credit are redeemable only if the Company defaults on the leases under specific criteria. These funds are restricted from the Company's use during the lease period, $9,788,000 of funds are restricted through 2010 and the remaining $16,120,000 is restricted through 2017. The Company is entitled to all interest earned on the funds.

5. LEGAL PROCEEDINGS

    Chiron Corporation (Chiron) filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. That reexamination proceeding is still ongoing and the stay is still in effect. While the length of the stay, the outcome of the reexamination, the effect of that outcome on the lawsuit and the final outcome of the lawsuit cannot be determined, Vertex maintains that the plaintiff's claims are without merit and intends to defend the lawsuit, if and when it resumes, vigorously.

6. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management is currently determining what effect, if any, SFAS No. 142 will have on its financial position and results of operations.

7. SUBSEQUENT EVENT

    On July 18, 2001, Vertex completed a merger with Aurora. Vertex acquired all of Aurora's outstanding common stock in a tax-free, stock for stock transaction, for approximately 14.1 million

                      VERTEX PHARMACEUTICALS INCORPORATED
shares of Vertex common stock. Vertex intends to account for the merger as a pooling of interests, as the business combination was initiated prior to June 30, 2001. The pro forma results are based on the historical results of Vertex and Aurora. The Company is currently evaluating the effect, if any, resulting from conforming accounting policies. The unaudited pro forma combined results for the three and six months ended June 30, 2001 and 2000, respectively, are presented below.

(In thousands, except per share amounts)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      -------------------   -------------------
                                                        2001       2000       2001       2000
                                                      --------   --------   --------   --------
Revenue.............................................  $43,805    $47,726    $80,838    $ 71,145
Net income (loss)...................................  $(10,215)  $ 7,027    $(20,807)  $(11,530)
Net income (loss) per basic share...................  $ (0.12)   $  0.09    $ (0.25)   $  (0.16)
Net income (loss) per diluted share.................  $ (0.12)   $  0.08    $ (0.25)   $  (0.15)

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

    Our first approved product is Agenerase-Registered Trademark- (amprenavir), an HIV protease inhibitor, which we co-promote with GlaxoSmithKline. We earn a royalty from GlaxoSmithKline from sales of Agenerase. Agenerase has received approval in 33 countries worldwide, including the United States, the 15 member states of the European Union, and Japan, where the drug is sold under the trade name Prozei-TM-.

    We have significant collaborations with Aventis, Eli Lilly, GlaxoSmithKline ("GSK"), Kissei, Novartis, Schering AG (Germany), Serono and Taisho. These collaborations provide us with financial support and other valuable resources for our research programs, development of our clinical drug candidates, and marketing and sales of our products.

    We have incurred operating losses since our inception and expect to incur a loss in 2001. We believe that operating losses will continue beyond 2001 as we are planning to make significant investments in research and development for our other potential products. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial.

    On July 18, 2001, we completed our merger with Aurora Biosciences Corporation ("Aurora"). We acquired all of Aurora's outstanding common stock in a tax-free, stock for stock transaction, for approximately 14.1 million shares of Vertex common stock. We intend to account for the merger as a pooling of interests. We are currently evaluating the effect, if any, resulting from conforming accounting policies.

    The merger unites Aurora's industry-leading assay development, screening and cell biology capabilities with our integrated drug discovery expertise, creating a comprehensive, scalable platform for systematically accelerating drug candidate output in target-rich gene families. The combination of Vertex's and Aurora's technology and expertise is expected to:

    - increase the flow of novel drug candidates into development,

    - accelerate the creation of a broad intellectual property estate, and

    - provide an enhanced opportunity for collaborations in drug discovery, development and commercialization.

    In the fourth quarter of 2000, we adopted SAB 101 "Revenue Recognition in Financial Statements" retroactive to January 1, 2000. SAB 101 was issued by the Securities and Exchange Commission ("SEC") in December of 1999 and provides guidance related to revenue recognition policies based on interpretations and practices followed by the SEC. The impact of our adoption of SAB 101 was to defer revenue recognition for certain portions of revenues previously recognized under our collaborative agreements into future accounting periods. During the first quarter of 2001, we recorded the full amount of the $3,161,000 expense associated with the cumulative effect of the change in accounting principle. This expense is included in the net loss and net loss per basic and diluted share for the six months ending June 30, 2000. The results of operations for the three and six months ended June 30, 2000 have been restated in accordance with SAB 101.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000.

    Our net loss for the three months ended June 30, 2001 was $12,107,000 or $0.20 per basic and diluted share, including merger related costs of $2,658,000, compared to net income $2,602,000 or $0.04 per diluted share for the three months ended June 30, 2000.

    Total revenues decreased to $21,443,000 in the second quarter of 2001 from $27,023,000 in the second quarter of 2000. In the second quarter of 2001, royalty and product sales revenue was $2,767,000 and collaborative and other research and development revenue was $18,676,000. In the second quarter of 2000, royalty and product sales revenue was $3,303,000 and collaborative and other research and development revenue was $23,720,000.

    Royalties and product sales include Agenerase royalty revenue from GSK. Agenerase royalty revenue is based on estimated and actual worldwide net sales of Agenerase as provided by GSK.

    In the second quarter of 2001 we recognized revenue from six collaborative partners. Approximately $12,431,000 of our $18,676,000 in collaborative and other research and development revenue earned during the second quarter of 2001 was earned under the Novartis collaboration. Additionally, in the second quarter of 2001 we recognized $2,381,000 in connection with our collaborations with Taisho and Serono. The balance of our collaborative and other research and development revenue for the second quarter of 2001 was earned under collaborations with Eli Lilly, Schering AG and Kissei. Comparatively, in the second quarter of 2000 we received and recognized $10,000,000 in connection with the Aventis collaboration and $7,776,000 under the Novartis collaboration. The balance of collaborative and other research and development revenue earned in the second quarter of 2000 was under the Eli Lilly, Schering AG, Kissei and Taisho collaborations.

    Total costs and expenses increased to $38,891,000 in the second quarter of 2001 from $27,386,000 in the second quarter of 2000. Royalties and product costs of $921,000 and $1,100,000 for the three months ended June 30, 2001 and 2000, respectively, consist of royalty payments to G.D. Searle & Co on the sales of Agenerase. The decrease in royalties and product costs is a result of decreased sales of Agenerase.

    Research and development expenses increased to $27,794,000 in the second quarter of 2001 from $19,824,000 in the second quarter of 2000, principally due to the continued expansion of our research and development operations and an increase in our number of drug development candidates, from eight candidates during the second quarter of 2000 to twelve candidates during the second quarter of 2001. Our expansion of our research and development operations also resulted in increases in personnel and facilities expenses, equipment depreciation and increased technology license payments for access to gene database information. We anticipate that our research and development expenses will continue to increase as we add personnel and expand our research and development activities to accommodate our existing collaborations and additional commitments we may undertake in the future.

    Sales, general and administrative expenses increased to $10,176,000 for the second quarter of 2001 compared to $6,462,000 for the second quarter of 2000. The increase was primarily a result of merger related costs of $2,658,000 as well as increased personnel and professional expenses. Merger related costs represent costs associated with our acquisition of Aurora which we completed on July 18, 2001. We expect sales, general and administrative expenses to continue to increase as we continue to grow. Additionally, we anticipate incurring significant merger related costs in the third quarter of 2001.

    Interest income increased approximately $4,978,000 to $10,441,000 in the second quarter of 2001 from $5,463,000 in the second quarter of 2000. The increase was due to a higher level of cash and investments in the second quarter of 2001 compared to the second quarter of 2000. The increase in cash and investments was primarily a result of the proceeds we received from the issuance of

$345,000,000 of convertible subordinated notes in September 2000. We previously issued $175,000,000 of convertible subordinated notes in March 2000, which we redeemed in September 2000.

    Interest expense increased to approximately $4,774,000 in the second quarter of 2001 from $2,503,000 in the second quarter of 2000. The increase was due to interest expense associated with the convertible subordinated notes we issued in September 2000.

    Using the equity method of accounting we recorded $326,000 as our share of loss in Altus Biologics Inc. ("Altus") for the second quarter of 2001, compared with $5,000 as our share of income for the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

    The net loss for the six months ended June 30, 2001 was $20,977,000 or $0.35 per basic and diluted share, including merger related costs of $2,658,000, compared to $16,109,000 or $0.31 per basic and diluted share, including the cumulative effect of change in accounting principle, for the six months ended June 30, 2000.

    Total revenues increased to $40,500,000 for the six months ended June 30, 2001 from $35,155,000 for the six months ended June 30, 2000. In the first half of 2001, revenue consisted of $5,280,000 in royalties and product sales and $35,220,000 in collaborative and other research and development revenue. In the first half of 2000, revenue consisted of $5,922,000 in royalties and product sales and $29,233,000 in collaborative and other research and development revenue.

    Collaborative and other research and development revenue increased $5,987,000 for the six month period ended June 30, 2001, compared with June 30, 2000 primarily due to new collaborative agreements. In May of 2000, we entered into a collaboration with Novartis to discover, develop and commercialize small molecule drugs targeted at the kinase protein family. For the six months ended June 30, 2001, we recognized $23,025,000 in connection with this collaboration, compared with $7,776,000 for the six months ended June 30, 2000. In December of 2000, we entered into a collaboration with Serono to discover, develop, and market caspase inhibitors. Previously, in November 1999, we entered into a collaborative agreement with Taisho for our caspase program. In connection with these collaborations, we recognized approximately $3,582,000 of revenue in the first six months of 2001 compared with $1,750,000 in the first six months of 2000. Included in collaborative and other research and development revenue for the six months ended June 30, 2000 is $10,000,000 earned in connection with the Aventis collaboration.

    Total costs and expenses increased to $73,343,000 for the six months ended June 30, 2001 from $53,439,000 for the six months ended June 30, 2000. Royalties and product costs of $1,758,000 and $1,972,000 for the first six months of 2001 and 2000, respectively, consist of royalty payments to G.D. Searle & Co on the sales of Agenerase.

    Research and development costs increased $15,485,000 from $38,428,000 for the six months ended June 30, 2000 to $53,913,000 for the six months ended June 30, 2001. During the first six months of 2001, we continued expansion of our research and development operations. Related to our expansion was an increase in our number of drug development candidates from eight candidates at June 30, 2000 to twelve candidates at June 30, 2001, as well as increases in personnel and facilities expenses, equipment depreciation and increased technology license payments for access to gene database information.

    Sales, general and administrative expenses increased $4,633,000 from $13,039,000 for the six months ended June 30, 2000 to $17,672,000 for the six months ended June 30, 2001. The increase was primarily a result of merger related costs of $2,658,000 for the first six months of 2001, as well as increased personnel and professional expenses. Merger related costs represent costs through June 30, 2001 associated with the acquisition of Aurora completed on July 18, 2001.

    Interest income increased to approximately $21,740,000 for the first six months of 2001 from $8,706,000 for the first six months of 2000. The increase was due to a higher level of cash and investments for the six months ended
June 30, 2001 compared to the same period of 2000. The increase in cash and investments was primarily a result of the proceeds we received from the issuance of $345,000,000 of convertible subordinated notes in September 2000.

    Interest expense increased to approximately $9,548,000 for the six months ended June 30, 2001 from $3,394,000 for the six months ended June 30, 2000. The increase was due to interest expense associated with the convertible subordinated notes we issued in September 2000.

    Using the equity method of accounting we recorded $326,000 as our share of loss in Altus for the six month period ended June 30, 2001, compared with $24,000 as our share of income for the six month period ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

    We have funded our operations principally through strategic collaborative agreements, public offerings and private placements of our equity and debt securities, equipment lease financing, and investment income. With the approval and launch of Agenerase in April 1999, we began receiving product royalty revenues. In 2000, we completed private placements of $175,000,000 of 5% convertible subordinated notes due March 2007 and $345,000,000 of 5% convertible subordinated notes due September 2007.

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

    We expect to finance these substantial cash needs with future payments under our existing and future collaborative agreements, royalties from the sales of Agenerase, existing cash and investments of $675,455,000 at June 30, 2001, together with investment income earned thereon, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund our activities, it will be necessary for us to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

    Our aggregate cash and investments remained relatively consistent at June 30, 2001 compared with December 31, 2000, at $675,455,000 and $707,424,000, respectively. Cash used by operations, principally to fund research and development activities, was $11,271,000 during the six months ended June 30, 2001. We continue to invest in equipment and leasehold improvements for facilities to meet our operating needs associated with our growth in headcount. Cash used by investing activities for the six months ended June 30, 2001 was $152,127,000, including net purchases of available-for-sale securities, property and equipment expenditures, and an increase in restricted cash in connection with a new lease signed in January 2001. Cash provided by financing activities for the six months ended June 30, 2001 was $10,271,000, including $11,312,000 from the issuance of common stock under employee stock option and benefit plans for the six months partially offset by $1,041,000 of cash used for the repayment of capital lease obligations.

FORWARD-LOOKING STATEMENTS

    This discussion may contain forward-looking statements about the expected benefits that we will realize from our merger with Aurora, including an increased flow of novel drug candidates into development, an accelerated creation of a broad intellectual property estate and an enhanced opportunity for collaborations in drug discovery, development and commercialization. Additional forward-looking statements include our expectation that (i) our losses will continue, (ii) our research and development expenses and sales, general and administrative expenses will increase, and (iii) the Chiron litigation will not have a material adverse effect on us. While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, our inability to successfully integrate Aurora into our existing business, costs related to the merger and the integration of Aurora, the failure to qualify the merger for pooling of interests accounting treatment, the termination of existing Aurora pharmaceutical and biotechnology collaborations, our inability to further identify, develop and achieve commercial success for new products and technologies, the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials, the risk that clinical trials may not result in marketable products, the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, our dependence upon pharmaceutical and biotechnology collaborations, the levels and timing of payments under our collaborative agreements, uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all, the development of competing systems, our ability to protect our proprietary technologies, patent-infringement claims, risks of new, changing and competitive technologies and regulations in the U.S. and internationally. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

LEGAL PROCEEDINGS

    Chiron Corporation (Chiron) filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. That reexamination proceeding is still ongoing and the stay is still in effect. While the length of the stay, the outcome of the reexamination, the effect of that outcome on the lawsuit and the final outcome of the lawsuit cannot be determined, we believe based on the information currently available, that the ultimate outcome of the action will not have a material impact on our consolidated financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

    On March 21, 2001, the FASB approved DIG Implementation Issue No. A17 ("A17") relating to contracts that provide for net share settlement, including warrants of a privately held company. Under the proposed transition provisions for applying DIG guidance, an entity should account for the effects of initially complying with the new implementation guidance as of the first day of the fiscal quarter following posting on the FASB's website (i.e. July 1, 2001 for our implementation of A17). As of June 30, 2001, we held warrants meeting that definition and we will adopt A17 in the third quarter of 2001. We are currently determining the effect A17 will have on our financial position and results of operations. The potential effects could result in a cumulative change in accounting principle as of July 1, 2001 and a material increase to other income in the third quarter of 2001.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. We are currently determining what effect, if any, SFAS No. 142 will have on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There are no material changes to our assessment of market risk as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On July 18, 2001, Vertex held a special meeting of its stockholders in connection with the merger between Vertex and Aurora Biosciences Corporation. The following matters were voted on by the stockholders at the special meeting:

    (1) The stockholders approved the issuance of shares of Vertex common stock in connection with the merger. This proposal was approved with 35,309,788 votes for, 38,684 votes against, 28,354 abstentions and 0 broker non-votes.

    (2) The stockholders also approved an amendment to Vertex's 1996 Stock and Option Plan to increase the number of shares of Vertex common stock reserved for issuance under the plan from 13,000,000 to 16,000,000. This proposal was approved with 28,880,426 votes for, 6,456,792 votes against, and 39,608 abstentions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    4.4 Second Amendment to Rights Agreement dated as of June 30, 2001 (filed herewith).

    10.26 Letter Agreement, dated April 29, 2001, by and among Aurora Biosciences Corporation and Stuart J.M. Collinson (previously filed as exhibit 10.26 to Vertex's registration statement on Form S-4 (Registration No. 333-61480) and incorporated herein by reference)

    10.27 Employment Agreement, dated April 29, 2001, by and among Aurora Biosciences Corporation and Harry Stylli (previously filed as exhibit 10.27 to Vertex's registration statement on Form S-4 (Registration No. 333-61480) and incorporated herein by reference)

(b) Reports on Form 8-K:

    On April 30, 2001, we filed a Report on Form 8-K dated April 20, 2001 under
    Item 5, reporting that we entered into an Agreement and Plan of Merger with Aurora Biosciences Corporation.

    On August 1, 2001, we filed a Report on Form 8-K dated July 18, 2001 under
    Item 2, reporting the completion of the acquisition of Aurora Biosciences Corporation.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       VERTEX PHARMACEUTICALS INCORPORATED

August 14, 2001                                        By:          /s/ JOHANNA MESSINA POWER
                                                            -----------------------------------------
                                                                      Johanna Messina Power
                                                            CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)