Form 10-Q/A
period 2001-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2001-08-22
CIK 875320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-Q/A



                               (AMENDMENT NO. 1)


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock, par value $.01 per share                       74,704,821
---------------------------------------------  ---------------------------------------------
                    Class                              Outstanding at August 8, 2001



                                EXPLANATORY NOTE



    This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 is being filed by Vertex Pharmaceuticals Incorporated solely to correct an error in the information contained on the cover page of the Form 10-Q filed on August 14, 2001, which incorrectly reported the number of shares of Vertex common stock, par value $.01 per share, outstanding as of August 8, 2001.


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


                                                       VERTEX PHARMACEUTICALS INCORPORATED

August 22, 2001                                        By:          /s/ JOHANNA MESSINA POWER
                                                            -----------------------------------------
                                                                      Johanna Messina Power
                                                            CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)