Form 10-Q
period 2001-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2001-11-14
CIK 875320

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-19319

                            ------------------------

                      VERTEX PHARMACEUTICALS INCORPORATED

             (Exact name of registrant as specified in its charter)

        MASSACHUSETTS                     04-3039129
 (State or other jurisdiction          (I.R.S. Employer
              of                      Identification No.)
incorporation or organization)

130 WAVERLY STREET, CAMBRIDGE,            02139-4242
        MASSACHUSETTS                     (zip code)
    (Address of principal
 executive offices, including
          zip code)

                                 (617) 444-6100
              (Registrant's telephone number, including area code)

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

                                YES /X/  NO / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.01 per                  74,958,290
                share                  ------------------------------------
------------------------------------     Outstanding at November 12, 2001
                Class

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      VERTEX PHARMACEUTICALS INCORPORATED

                                     INDEX

Part I--Financial Information

        Item 1.      Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets--September 30, 2001
                       and December 31, 2000.....................................      3

                     Condensed Consolidated Statements of Operations--Three
                       Months Ended September 30, 2001 and 2000..................      4

                     Condensed Consolidated Statements of Operations--Nine Months
                       Ended September 30, 2001 and 2000.........................      5

                     Condensed Consolidated Statements of Cash Flows--Nine Months
                       Ended September 30, 2001 and 2000.........................      6

                     Notes to Condensed Consolidated Financial Statements........      7

        Item 2.      Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................     14

        Item 3.      Quantitative and Qualitative Disclosures about Market
                       Risk......................................................     20

Part II--Other Information

        Item 6.      Exhibits and Reports on Form 8-K............................     20

Signatures.......................................................................     21

                      VERTEX PHARMACEUTICALS INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                                      (UNAUDITED)
                                                                 (DOLLARS IN THOUSANDS,
                                                               EXCEPT PER SHARE AMOUNTS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $195,951        $346,659
  Short-term investments, available for sale................     185,915         113,262
  Accounts receivable.......................................      35,925          33,906
  Prepaid expenses..........................................       3,362           3,494
  Other current assets......................................       7,265           5,970
                                                                --------        --------
    Total current assets....................................     428,418         503,291
  Restricted cash...........................................      26,229          14,713
  Long-term investments, available for sale.................     348,461         354,140
  Property and equipment, net...............................      75,064          43,961
  Investment in affiliate (Note 4)..........................      18,863           1,726
  Other assets..............................................      25,335          23,305
                                                                --------        --------
    Total assets............................................    $922,370        $941,136
                                                                ========        ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  6,377        $  8,438
  Accrued expenses..........................................      24,054          20,815
  Accrued interest..........................................         573           4,911
  Deferred revenue..........................................      53,747          28,329
  Obligations under capital lease and debt..................       4,562           5,071
  Other current liabilities.................................       2,585           2,292
                                                                --------        --------
    Total current liabilities...............................      91,898          69,856
  Obligations under capital lease and debt, excluding
    current portion.........................................       9,185          12,269
  Convertible subordinated notes............................     345,000         345,000
                                                                --------        --------
    Total liabilities.......................................     446,083         427,125
                                                                --------        --------

Commitments
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized; none issued and outstanding.................          --              --
  Common stock, $0.01 par value; 200,000,000 shares
    authorized; 74,788,682 and 73,437,872 shares issued and
    outstanding at September 30, 2001 and December 31, 2000,
    respectively............................................         748             734
  Additional paid-in capital................................     774,518         757,523
  Deferred compensation, net................................         (31)           (174)
  Accumulated other comprehensive income....................      12,324           4,227
  Accumulated deficit.......................................    (311,272)       (248,299)
                                                                --------        --------
  Total stockholders' equity................................     476,287         514,011
                                                                --------        --------
  Total liabilities and stockholders' equity................    $922,370        $941,136
                                                                ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                            2000
                                                                2001     RESTATED(1)
                                                              --------   -----------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues:
  Royalties.................................................  $  2,592    $  3,309
  Product sales.............................................    13,442      13,809
  Service revenues..........................................     6,445       5,068
  Collaborative and other research and development
    revenues................................................    17,889      14,664
                                                              --------    --------
Total revenues..............................................    40,368      36,850

Costs and expenses:
  Royalty payments..........................................       880       1,194
  Cost of products sold.....................................     6,815       8,059
  Cost of service revenues..................................     2,968       2,043
  Research and development..................................    38,116      26,230
  Sales, general and administrative.........................    11,991      11,028
  Merger related costs......................................    15,751          --
                                                              --------    --------
Total costs and expenses....................................    76,521      48,554
                                                              --------    --------
Loss from operations........................................   (36,153)    (11,704)
                                                              --------    --------
  Interest income...........................................    12,223       9,243
  Interest expense..........................................    (4,927)     (2,666)
  Debt conversion expense...................................        --     (14,375)
  Equity in losses of unconsolidated subsidiary.............      (335)       (417)
  Other expense.............................................       (37)       (305)
                                                              --------    --------
Loss before cumulative effect of change in accounting
  principle.................................................   (29,229)    (20,224)

Cumulative effect of change in accounting
  principle--derivatives (Note 4)...........................    17,749          --
                                                              --------    --------
Net loss....................................................  $(11,480)   $(20,224)
                                                              ========    ========

Basic and diluted net loss per common share before
  cumulative effect of change in accounting principle.......  $  (0.39)   $  (0.30)

Cumulative effect of change in accounting
  principle--derivatives--basic and diluted.................      0.24          --
                                                              --------    --------

Basic and diluted net loss per common share.................  $  (0.15)   $  (0.30)
                                                              ========    ========

Basic and diluted weighted average of number common shares
  outstanding...............................................    74,682      67,462

PRO FORMA AMOUNTS ASSUMING THE 2001 ACCOUNTING CHANGE
  RELATED TO REVENUE RECOGNITION IS APPLIED
  RETROACTIVELY(2):

Net loss....................................................  $(11,480)   $(24,151)
                                                              ========    ========

Basic and diluted net loss per common share.................  $  (0.15)   $  (0.36)
                                                              ========    ========

(1) See Note 2.

(2) See Note 3 "Change in Accounting Principle--Revenue Recognition."

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                            2000
                                                                2001     RESTATED(1)
                                                              --------   -----------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Revenues:
  Royalties.................................................  $  8,050    $  9,388
  Product sales.............................................    40,394      39,785
  Service revenues..........................................    17,786      14,242
  Collaborative and other research and development
    revenues................................................    49,735      44,581
                                                              --------    --------
Total revenues..............................................   115,965     107,996
Costs and expenses:
  Royalty payments..........................................     2,733       3,246
  Cost of products sold.....................................    19,500      23,377
  Cost of service revenues..................................     7,726       6,349
  Research and development..................................   104,048      71,469
  Sales, general and administrative.........................    36,944      32,858
  Merger related costs......................................    21,293          --
                                                              --------    --------
Total costs and expenses....................................   192,244     137,299
                                                              --------    --------
Loss from operations........................................   (76,279)    (29,303)
                                                              --------    --------
  Interest income...........................................    37,061      22,739
  Interest expense..........................................   (14,809)     (6,597)
  Debt conversion expense...................................        --     (14,375)
  Equity in losses of unconsolidated subsidiary.............      (662)       (393)
  Other expense.............................................      (132)       (664)
                                                              --------    --------
Loss before cumulative effect of changes in accounting
  principles................................................   (54,821)    (28,593)
Cumulative effects of changes in accounting
  principle--revenue recognition (Note 3)...................   (25,901)     (3,161)
Cumulative effect of change in accounting
  principle--derivatives (Note 4)...........................    17,749          --
                                                              --------    --------
Net loss....................................................  $(62,973)   $(31,754)
                                                              ========    ========
Basic and diluted net loss per common share before
  cumulative effects of changes in accounting principles....  $  (0.74)   $  (0.43)
Cumulative effect of change in accounting principle revenue
  recognition--basic and diluted............................     (0.35)      (0.05)
Cumulative effect of change in accounting
  principle--derivatives--basic and diluted.................      0.24          --
                                                              --------    --------
Basic and diluted net loss per common share.................  $  (0.85)   $  (0.48)
                                                              ========    ========
Basic and diluted weighted average number of common shares
  outstanding...............................................    74,320      65,997
PRO FORMA AMOUNTS ASSUMING THE 2001 ACCOUNTING CHANGE
  RELATED TO REVENUE RECOGNITION IS APPLIED
  RETROACTIVELY(2):
Net loss....................................................  $(37,072)   $(36,438)
                                                              ========    ========
Basic and diluted net loss per common share.................  $  (0.50)   $  (0.55)
                                                              ========    ========

(1) See Note 2.

(2) See Note 3 "Changes in Accounting Principle--Revenue Recognition."

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------
                                                                               2000
                                                                 2001       RESTATED(1)
                                                              -----------   -----------
                                                                     (UNAUDITED)
                                                                   (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $   (62,973)  $   (31,754)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Cumulative effects of changes in accounting principles....        8,152         3,161
  Depreciation and amortization.............................       12,240         9,035
  Non-cash stock based compensation expense.................          383           827
  Loss on disposal of assets................................           36            --
  Realized (gains)/losses on investments....................       (2,920)       (1,462)
  Equity in losses of unconsolidated subsidiary.............          662           393
  Changes in operating assets and liabilities:
  Accounts receivable.......................................       (2,019)      (10,579)
  Prepaid expenses..........................................          132          (472)
  Other current assets......................................       (1,213)       (2,699)
  Accounts payable..........................................       (2,061)          168
  Accrued expenses..........................................        3,778        20,320
  Accrued interest..........................................       (4,338)          544
  Other current liabilities.................................          293         1,604
  Deferred revenue..........................................         (483)        5,777
                                                              -----------   -----------
      Net cash used by operating activities.................      (50,331)       (5,137)
                                                              -----------   -----------

Cash flows from investing activities:
  Purchase of investments...................................     (959,983)     (370,409)
  Sales and maturities of investments.......................      904,180       226,018
  Investment in affiliate...................................          (50)           --
  Expenditures for property and equipment...................      (42,171)       (8,549)
  Restricted cash...........................................      (11,516)          453
  Other assets..............................................       (3,319)       (1,710)
                                                              -----------   -----------
      Net cash used in investing activities.................     (112,859)     (154,197)
                                                              -----------   -----------

Cash flows from financing activities:
  Private issuance of common stock..........................           --        70,940
  Proceeds from other issuances of common stock.............       16,229        37,314
  Proceeds from the sale of convertible subordinated
    notes...................................................                    520,000
  Costs associated with the sale of convertible subordinated
    notes...................................................                    (16,038)
  Principal payments on notes payable.......................         (228)         (220)
  Proceeds from capital lease and loan obligations..........           --         1,130
  Repayment of capital lease obligations and debt...........       (3,365)       (3,936)
                                                              -----------   -----------
      Net cash provided by financing activities.............       12,636       609,190
                                                              -----------   -----------
  Effect of changes in exchange rates on cash...............         (154)         (762)
                                                              -----------   -----------
      Net increase (decrease) in cash and cash
       equivalents..........................................     (150,708)      449,094
Cash and cash equivalents at beginning of the period........      346,659        48,017
                                                              -----------   -----------
Cash and cash equivalents at the end of the period..........  $   195,951   $   497,111
                                                              ===========   ===========

(1) See Note 2.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    On July 18, 2001, Vertex Pharmaceuticals Incorporated ("Vertex" or the "Company") completed a merger with Aurora Biosciences Corporation ("Aurora"). Aurora is an industry leader in assay development, screening and cell biology capabilities. Aurora's core technologies include a broad portfolio of proprietary fluorescence assays and screening platforms designed to provide an integrated solution for drug discovery. Vertex obtained all of Aurora's outstanding common stock in a tax-free, stock for stock transaction, for approximately 14.1 million shares of Vertex common stock. Each share of Aurora common stock issued and outstanding prior to the merger was exchanged for approximately 0.62 of Vertex common stock. Upon completion of the merger, the outstanding Aurora stock options became options to purchase shares of Vertex common stock, at the same exchange ratio of 0.62. The transaction has been accounted for under the pooling-of-interests method. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Vertex and Aurora as though the merger had been in effect on the dates and for the periods indicated.

    The accompanying condensed consolidated financial statements are unaudited and have been prepared by Vertex in accordance with generally accepted accounting principles.

    Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform with current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended September 30, 2001 and 2000.

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended December 31, 2001. These interim financial statements should be read in conjunction with the audited financial statements of Vertex prior to the merger with Aurora for the year ended December 31, 2000, which are contained in the Company's 2000 Annual Report to its shareholders and in its Form 10-K, as well as the supplemental financial statements of Aurora BioSciences for the year ended December 31, 2000 contained on Form 8-K, filed with the Securities and Exchange Commission.

2. ACCOUNTING POLICIES

REVENUE RECOGNITION

    Vertex's collaborative and other research and development revenue is primarily generated through collaborative research and development agreements with strategic partners for the development of small molecule drugs that address major unmet medical needs. The terms of the agreements typically include non-refundable license fees, funding of research and development, payments based upon achievement of certain milestones and royalties on product sales.

    In the third quarter of 2001, in connection with an overall review of accounting policies concurrent with the merger with Aurora, Vertex elected to change its revenue recognition policy for collaborative and other research and development revenues from the Emerging Issues Task Force No. 91-6 ("EITF 91-6") method to the Substantive Milestone Method (see Note 3). Under the Substantive Milestone Method, adopted retroactively to January 1, 2001, the Company recognizes revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings

                      VERTEX PHARMACEUTICALS INCORPORATED

2. ACCOUNTING POLICIES (CONTINUED)
process, ratably over the period of performance. Research funding is recognized as earned, ratably over the period of effort. Milestone payments, based on designated achievement points, are recognized as earned, when the event and corresponding payment are deemed substantive and considered at risk at the inception of the collaboration. Previously, the Company had recognized revenue from collaborative research and development arrangements in a manner similar to that prescribed by EITF 91-6.

    The cumulative effect of the change in accounting principle related to revenue recognition recorded in the third quarter of 2001, retroactive to January 1, 2001, resulted in a charge to income of $25,901,000, which is included in the net loss for the nine months ended September 30, 2001. Prior period financial results for the first and second quarters of 2001 have been restated for the retroactive adoption of the Company's new revenue recognition policy to January 1, 2001.

    In the fourth quarter of 2000, Vertex changed its method of accounting for revenue recognition in accordance with Staff Accounting Bulletin (SAB) No. 101 ("SAB 101"), Revenue Recognition in Financial Statements to the EITF 91-6 model. Under the EITF 91-6 model, adopted retroactively to January 1, 2000, the Company recognized revenue from research and development arrangements over the period of continuing involvement. Under that model, revenue was recognized for non-refundable license fees, milestones, and collaborative research and development funding using the lesser of the non-refundable cash received or the result achieved using percentage of completion accounting. Where the Company had no continuing involvement, non-refundable license fees were recorded as revenue upon receipt and milestones were recorded as revenue upon achievement of the milestone by the collaborative partner.

    The cumulative effect of the change in accounting principle relating to the adoption of SAB 101 in the fourth quarter of 2000, retroactive to January 1, 2000, resulted in a charge to income of $3,161,000, which is included in the loss for the nine months ended September 30, 2000. Financial results for the three and nine months ended September 30, 2000 have been restated for the retroactive adoption of SAB 101 to January 1, 2000.

SEGMENT AND RELATED INFORMATION

    The Company's business operations have been segregated into two reportable segments (i) Vertex and (ii) Aurora. Vertex seeks to discover, develop, and commercialize major pharmaceutical products independently and with partners. Aurora specializes in industry-leading assay development, screening and cell biology capabilities. The accounting policies of the segments are described in the summary of significant accounting policies (Note 2) and in the respective historical annual financial statements of Vertex and Aurora prior to the merger (Note 1). The Company evaluates segment performance based on loss before the cumulative effects related to changes in accounting policies. The Company does not evaluate segment performance based on the segment's total assets and therefore the Company's assets

                      VERTEX PHARMACEUTICALS INCORPORATED

2. ACCOUNTING POLICIES (CONTINUED)
are not reported by segment. The following tables contain information about results for the three and nine month periods ended September 30, 2001 and September 30, 2000.

(IN THOUSANDS)                                                 VERTEX     AURORA     TOTAL
--------------                                                --------   --------   --------
Three Months Ended September 30, 2001:
Revenues....................................................  $ 19,729   $21,018    $ 40,747
Inter-segment revenues......................................        --      (379)       (379)
Interest income.............................................    10,880     1,343      12,223
Interest expense............................................    (4,762)     (165)     (4,927)
Depreciation and amortization...............................    (3,608)   (1,144)     (4,752)
Equity in losses of unconsolidated subsidiary...............      (335)       --        (335)
Reportable segment net loss.................................  $(21,253)  $(7,976)   $(29,229)
                                                              ========   =======    ========

Three Months Ended September 30, 2000:
Revenues....................................................  $ 17,288   $19,562    $ 36,850
Inter-segment revenues......................................        --        --          --
Interest income.............................................     7,242     2,001       9,243
Interest expense............................................    (2,377)     (289)     (2,666)
Depreciation and amortization...............................    (2,300)     (913)     (3,213)
Equity in losses of unconsolidated subsidiary...............      (417)       --        (417)
Reportable segment net income (loss)........................  $(21,436)  $ 1,212    $(20,224)
                                                              ========   =======    ========

Nine Months Ended September 30, 2001:
Revenues....................................................  $ 55,444   $60,900    $116,344
Inter-segment revenues......................................        --      (379)       (379)
Interest income.............................................    32,621     4,440      37,061
Interest expense............................................   (14,310)     (499)    (14,809)
Depreciation and amortization...............................    (9,190)   (3,050)    (12,240)
Equity in losses of unconsolidated subsidiary...............      (662)       --        (662)
Reportable segment net loss.................................  $(47,015)  $(7,806)   $(54,821)
                                                              ========   =======    ========

Nine Months Ended September 30, 2000:
Revenues....................................................  $ 52,444   $55,552    $107,996
Inter-segment revenues......................................        --        --          --
Interest income.............................................    15,947     6,792      22,739
Interest expense............................................    (5,771)     (826)     (6,597)
Depreciation and amortization...............................    (6,360)   (2,675)     (9,035)
Equity in losses of unconsolidated subsidiary...............      (393)       --        (393)
Reportable segment net income (loss)........................  $(34,384)  $ 5,791    $(28,593)
                                                              ========   =======    ========

                      VERTEX PHARMACEUTICALS INCORPORATED

2. ACCOUNTING POLICIES (CONTINUED)

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                          SEPTEMBER 30,         SEPTEMBER 30,
                                                       -------------------   -------------------
                                                         2001       2000       2001       2000
                                                       --------   --------   --------   --------
                                                           (UNAUDITED)           (UNAUDITED)
Total net loss for reportable segments...............  $(29,229)  $(20,224)  $(54,821)  $(28,593)
Cumulative effect of change in accounting principle--
  derivatives........................................    17,749         --     17,749         --
Cumulative effect of change in accounting principle--
  revenue recognition................................        --         --    (25,901)    (3,161)
                                                       --------   --------   --------   --------
Total net loss.......................................  $(11,480)  $(20,224)  $(62,973)  $(31,754)
                                                       ========   ========   ========   ========

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

    The following table sets forth the computation of basic and diluted earnings
(loss) per common share (in thousands, except per share amounts):

                                                       FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                                       ---------------------   -------------------
                                                         2001        2000        2001       2000
                                                       ---------   ---------   --------   --------
Basic and diluted net loss per common share:
Net loss before cumulative effect of changes in
  accounting principles..............................  $(29,229)   $(20,224)   $(54,821)  $(28,593)
Basic and diluted weighted average number of common
  shares outstanding.................................    74,682      67,462      74,320     65,997
Basic and diluted net loss per common share before
  cumulative effect of changes in accounting
  principles.........................................  $  (0.39)   $  (0.30)   $  (0.74)  $  (0.43)
Anti-dilutive common equivalent shares outstanding:
Stock options........................................    18,768      16,911      18,768     16,911
Convertible notes....................................     3,739       7,261       3,739      7,261

    Basic and diluted net loss per common share information for the three and nine months ended September 30, 2000 have been adjusted to reflect a 2 for 1 stock split effected in the form of a 100% stock dividend on outstanding shares distributed on August 23, 2000 to shareholders of record as of August 9, 2000.

3. CHANGE IN ACCOUNTING PRINCIPLE--REVENUE RECOGNITION

    In the third quarter of 2001, in connection with an overall review of accounting policies concurrent with the merger with Aurora, Vertex elected to change its revenue recognition policy for collaborative

                      VERTEX PHARMACEUTICALS INCORPORATED

3. CHANGE IN ACCOUNTING PRINCIPLE--REVENUE RECOGNITION (CONTINUED) and other research and development revenues from the EITF 91-6 method to the Substantive Milestone Method. Vertex believes this method is preferable because it is more reflective of the Company's on-going business operations and because it is more consistent with industry practices following the prior year implementation of SAB 101, "Revenue Recognition in Financial Statements", throughout the biotechnology industry. Under the Substantive Milestone Method, adopted retroactively to January 1, 2001, the Company recognizes revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the period of performance. Research funding is recognized as earned, ratably over the period of effort. Milestone payments, based on designated achievement points, are recognized as earned, when the event and corresponding payment are deemed substantive and considered at risk at the inception of the collaboration. Previously, the Company had recognized revenue from collaborative research and development arrangements in a manner similar to that prescribed by EITF 91-6. Under that model, revenue was recognized for non-refundable license fees, milestones, and collaborative research and development funding using the lesser of the non-refundable cash received or the result achieved using percentage of completion accounting. Where the Company had no continuing involvement, non-refundable license fees were recorded as revenue upon receipt and milestones were recorded as revenue upon achievement of the milestone by the collaborative partner. Pursuant to this change in accounting principle to the Substantive Milestone Method, Vertex recorded a one-time non-cash charge of $25,901,000. The impact of the adoption of this new accounting policy for revenue recognition for collaborative and other research and development revenues was to defer revenue recognition for certain portions of revenue previously recognized in 2001 under our collaborative agreements into future accounting periods. The results of the first two quarters of 2001 have been restated in accordance with the new revenue recognition policy.

4. CHANGE IN ACCOUNTING PRINCIPLE- ACCOUNTING FOR DERIVATIVES UNDER DIG A17; INVESTMENT IN AFFILIATE

    In the third quarter of 2001 Vertex adopted Derivative Implementation Group Issue No. A17, "Contracts that Provide for Net Share Settlement" ("DIG A17"). Subsequent to the issuance of SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", the FASB established the Derivatives Implementation Group ("DIG") to address and interpret practice issues relating to that standard. On March 21, 2001, the FASB approved DIG Issue No. A17 ("A17") relating to contracts that provide for net share settlement, including warrants of a privately held company. Pursuant to the adoption of DIG A17, Vertex recorded a $17,749,000 cumulative effect of a change in accounting principle to reflect the value of warrants held in an affiliated private company at July 1, 2001 as income with a corresponding increase to the investment in affiliate caption on the Company's September 30, 2001 balance sheet. The valuation of the warrants was determined based on an independent appraisal. As of September 30, 2001, the warrants no longer qualified as derivatives under DIG A17 due to changes in the terms of the warrants coincident with a financial restructuring of the affiliate. That same restructuring reduced Vertex's relative common stock ownership in the affiliate. Accordingly, effective September 28, 2001, Vertex accounts for the affiliate using the cost method, whereas prior to that date Vertex accounted for its investment in Altus Biologics Inc. ("Altus") under the equity method.

                      VERTEX PHARMACEUTICALS INCORPORATED

5. COMPREHENSIVE LOSS

    For the three and nine months ended September 30, 2001 and 2000, respectively, comprehensive loss was as follows (in thousands):

                                                       FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                                               ENDED                  ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                       ---------------------   -------------------
                                                         2001        2000        2001       2000
                                                       ---------   ---------   --------   --------
Net loss.............................................  $(11,480)   $(20,224)   $(62,973)  $(31,754)
Changes in other comprehensive income:
Unrealized holding gains on investments..............     3,007       3,087       8,251      4,565
Foreign currency translation adjustment..............       282        (242)       (154)      (762)
                                                       --------    --------    --------   --------
Total change in other comprehensive income...........     3,289       2,845       8,097      3,803
                                                       --------    --------    --------   --------
Total comprehensive loss.............................  $ (8,191)   $(17,379)   $(54,876)  $(27,951)
                                                       ========    ========    ========   ========

6. RESTRICTED CASH

    At September 30, 2001 and December 31, 2000, the Company held $26,229,000 and $14,713,000 in restricted cash, respectively. In accordance with operating lease agreements, at September 30, 2001 and December 31, 2000 the Company held in deposit approximately $25,908,000 and $9,788,000, respectively, with its bank to collateralize conditional, stand-by letters of credit in the name of the landlord. In January 2001, the Company entered into new operating leases for additional space and facilities. In connection with these leases the Company was required to provide security deposits in the form of stand-by letters of credit. The letters of credit are redeemable only if the Company defaults on the leases under specific criteria. These funds are restricted from the Company's use during the lease period, although the Company is entitled to all interest earned on the funds. Also included in restricted cash at December 31, 2000 is approximately $4,592,000 in restricted cash related to a Variable Rate Demand Industrial Revenue Bond; at September 30, 2001 the cash is no longer restricted.

7. LEGAL PROCEEDINGS

    Chiron Corporation (Chiron) filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. That reexamination proceeding is still ongoing and the stay is still in effect. However, a Notice of Intent to Issue a Reexamination Certificate has been issued in two of three Chiron patents in suit. While the length of the stay and the final outcome of the lawsuit cannot be determined, Vertex maintains that the plaintiff's claims are without merit and intends to defend the lawsuit, if and when it resumes, vigorously.

                      VERTEX PHARMACEUTICALS INCORPORATED

8. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS
No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS
No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. Management does not expect SFAS No. 142 will have a material effect on its financial position and results of operations.

    In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. Management does not expect SFAS No. 144 will have a material effect on its financial position and results of operations.

9. SUBSEQUENT EVENT

    In October 2001, the Company re-purchased $30,000,000 in principle amount of its 5% Convertible Subordinated Notes, due September 2007. As a result of the transactions, the Company will record a $10,340,000 extraordinary gain in the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We are a global biotechnology company. We seek to discover, develop, and commercialize major pharmaceutical products independently and with partners. Chemogenomics, our proprietary, systematic, genomics-based platform, is designed to accelerate the discovery of new drugs and to expand intellectual property coverage of drug candidate compounds and classes of related compounds. This approach, which targets gene families, has formed the basis for several commercial collaborations in which we retain certain rights to downstream revenue. We have four facilities worldwide, in Cambridge, MA, San Diego, CA, Madison, WI and Oxford, UK, and more than 900 employees.

    Our first approved product is Agenerase-Registered Trademark- (amprenavir), an HIV protease inhibitor, which we co-promote with GlaxoSmithKline. We earn a royalty from GlaxoSmithKline from sales of Agenerase. Agenerase has received approval in 37 countries worldwide, including the United States, the 15 member states of the European Union, and Japan, where the drug is sold under the trade name Prozei-TM-. We have more than ten drug candidates in development to treat viral diseases, inflammation, cancer, autoimmune diseases and neurological disorders.

    On July 18, 2001, we completed a merger with Aurora Biosciences Corporation ("Aurora"). Aurora specializes in industry-leading assay development, screening and cell biology capabilities. Aurora generates revenue primarily from product sales and services related to assay development and specialized screening services and systems. We obtained all of Aurora's outstanding common stock in a tax-free, stock for stock transaction, for approximately 14.1 million shares of Vertex common stock. The merger was accounted for as a pooling of interests. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of Aurora as though the merger had been in effect on the dates indicated.

    We have significant drug discovery, development and commercialization collaborations with Aventis, Eli Lilly, GlaxoSmithKline, Kissei, Novartis, Schering AG (Germany), Serono and Taisho. Following the integration of Aurora's business with ours, we have significant collaborations with Eli Lilly, Pfizer and Merck for the development of specialized screening platforms. These collaborations provide us with financial support and other valuable resources for our research programs, development of our clinical drug candidates, and marketing and sales of our products.

    We have incurred operating losses since our inception and expect to incur a loss in 2001. We believe that operating losses will continue beyond 2001 as we are planning to make significant investments in research and development for our other potential products. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial.

    In the third quarter of 2001, in connection with our overall review of accounting policies concurrent with our merger with Aurora, we elected to change our revenue recognition policy for collaborative and other research and development revenues from the EITF 91-6 method to the Substantive Milestone Method. We believe this method is preferable because it is more reflective of our on-going business operations and more consistent with industry practices following the prior year implementation of SAB 101, "Revenue Recognition in Financial Statements", throughout the biotechnology industry. The impact of the adoption of this new accounting policy for revenue recognition was to defer revenue recognition for certain portions of revenue previously recognized under our collaborative agreements into future accounting periods. Pursuant to this change in accounting principle we recorded a one-time non-cash charge of $25,901,000. The results of the first two quarters of 2001 have been restated in accordance with our new revenue recognition policy. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the accounting change was made retroactively to prior periods.

RESULTS OF OPERATIONS

    The following discussions relating to net loss, net loss per basic and diluted common share and revenue for the three and nine months ended
September 30, 2001 and 2000 reflect the pro forma results as if we have followed the Substantive Milestone Method since our inception.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000.

    Our net loss for the three months ended September 30, 2001, was $11,480,000 or $0.15 per basic and diluted common share, including merger related expenses of $15,751,000, compared to a net loss $24,151,000 or $0.36 per basic and diluted common share for the three months ended September 30, 2000.

    Total revenues increased to $40,368,000 in the third quarter of 2001 from $32,923,000 in the third quarter of 2000.

    Royalties consist primarily of Agenerase royalty revenue from GlaxoSmithKline ("GSK"). Agenerase royalty revenue is based on estimated and actual worldwide net sales of Agenerase as provided by GSK.

    Product sales include instrumentation sales, technology licensing and biotechnology product sales as well as sales of commercial drug substance to Kissei in Japan.

    The slight decrease in product sales in the third quarter of 2001 from the third quarter of 2000 is due to decreased instrumentation revenue, partially offset by increased technology licensing revenue and increased biotechnology product revenue. The decrease in instrumentation revenue is attributed to the completion in late 2000 and early 2001 of several collaborative efforts which have not been replaced, due in part to Aurora's shift in focus toward technology licensing and discovery service activity. The increase in biotechnology product revenue is attributed to a continued increase in demand for protein drug targets, drug screening assays and other biotechnology products.

    Service revenues includes assay development, screening services and contracted product development and manufacture.

    Service revenue increased $1,377,000 in the third quarter of 2001 to $6,445,000 from $5,068,000 in the third quarter of 2000. The increase in service revenues is attributable to new agreements for screening services entered into in late 2000 and early 2001.

    In the third quarter of 2001, we recognized $17,889,000 in collaborative and other research and development revenue primarily consisting of research support payments, development reimbursements and amortization of previously received up-front or license payments. Approximately $10,530,000 of the collaborative and other research and development revenues earned during the third quarter of 2001 was earned under the Novartis collaboration. We recognized $1,155,000 in revenue for the three months ended September 30, 2001 in connection with an agreement signed with Serono in December of 2000 to discover, develop and market caspase inhibitors. The balance of our collaborative and other research and development revenues for the third quarter of 2001 was earned under collaborations with Eli Lilly, Schering AG, Taisho and Kissei. Comparatively, in the third quarter of 2000 we recognized $10,737,000 in collaborative and other research and development revenues. We recognized $5,280,000 under the Novartis collaboration; the balance of collaborative and other research and development revenues earned in the third quarter of 2000 was in connection with the Eli Lilly, Schering AG, Kissei and Taisho collaborations.

    Total costs and expenses increased to $76,521,000 in the third quarter of 2001 from $48,554,000 in the third quarter of 2000.

    Royalty costs of $880,000 and $1,194,000 for the three months ended September 30, 2001 and 2000, respectively, consist primarily of royalty payments to G.D. Searle & Co on the sales of Agenerase.

    Cost of products sold decreased $1,244,000 or 15% to $6,815,000 for the three months ended September 30, 2001 from $8,059,000 for the three months ended September 30, 2000. The percentage decrease in cost of products sold is greater than the percentage decrease in product sales due to a change in the sales mix for the quarter. Instrumentation revenue, which has lower gross margins, decreased during the quarter while technology license and biotechnology product sales, which have higher gross margins, increased during the quarter.

    Cost of service revenues increased from $2,043,000 for the three months ended September 30, 2000 to $2,968,000 for the three months ended September 30, 2001 due to a related increase in service revenues.

    Research and development expenses increased to $38,116,000 in the third quarter of 2001 from $26,230,000 in the third quarter of 2000 principally due to the continued expansion of our research and development operations and an increase in the number of drug development candidates, from eight candidates during the third quarter of 2000 to more than ten candidates during the third quarter of 2001. Additionally, there were increased research activities associated with our kinase program. Related to our expansion were increases in personnel, facilities expenses, equipment depreciation and increased technology license payments for access to gene database information. We anticipate research and development expenses to continue to increase as personnel are added and research and development activities are expanded to accommodate our existing collaborations and additional commitments we may undertake in the future.

    Sales, general and administrative expenses increased to $11,991,000 for the third quarter of 2001 compared to $11,028,000 for the third quarter of 2000. The slight increase is primarily a result of increased personnel and professional expenses. We expect sales, general and administrative expenses to continue to increase as we continue to invest in the infrastructure to support our continued growth. Merger related costs of $15,751,000 represent costs associated with the acquisition of Aurora completed on July 18, 2001.

    Interest income increased approximately $2,980,000 to $12,223,000 for the third quarter of 2001 from $9,243,000 for the third quarter of 2000. The increase is due to a higher level of cash and investments in the third quarter of 2001 versus the third quarter of 2000. The increase in cash and investments is primarily a result of the proceeds received from the issuance of $345,000,000 of convertible subordinated notes in September 2000. We previously issued $175,000,000 of convertible subordinated notes in March 2000, which were called in September 2000 and subsequently converted to equity.

    Interest expense increased to approximately $4,927,000 in the third quarter of 2001 from $2,666,000 for the third quarter of 2000. The increase is due to interest expense associated with the convertible subordinated notes issued in September 2000.

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

    Using the equity method of accounting we recorded $335,000 as our share of loss in Altus Biologics Inc. (Altus) for the third quarter of 2001, compared with $417,000 as our share of losses for the third quarter of 2000. Effective September 28, 2001, coincident with a financial restructuring of

Altus, Vertex changed its method of accounting for Altus from the equity method to the cost method (See Note 4 of Notes to Condensed Consolidated Financial Statements).

    Effective July 1, 2001, we adopted Derivative Implementation Group Issue
No. A17, "Contracts that Provide for Net Share Settlement" ("DIG A17"). Pursuant to the adoption of DIG A17 we recorded a $17,749,000 cumulative effect of a change in accounting principle to reflect the value of warrants held in Altus. As of September 30, 2001, the warrants no longer qualified as derivatives under DIG A17 due to changes in the terms of the warrants coincident with a financial restructuring of Altus.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

    Our net loss for the nine months ended September 30, 2001 was $37,072,000 or $0.50 per basic and diluted common share, including merger related expenses of $21,293,000, compared to a net loss $36,438,000 or $0.55 per basic and diluted common share for the nine months ended September 30, 2000.

    Total revenues increased to $115,965,000 for the nine months ended September 30, 2001 from $100,151,000 for the nine months ended September 30, 2000.

    The slight increase in product sales in 2001 from 2000 is due to increased technology licensing revenue and increased biotechnology product revenue. The increase in biotechnology revenue is attributed to a continued increase in demand for protein drug targets, drug screening assays and other biotechnology products.

    Service revenues increased $3,544,000 in the first nine months of 2001 to $17,786,000 from $14,242,000 in the first nine months of 2000. The increase in service revenues is attributable to new strategic alliances and screening collaborations entered into in late 2000 and early 2001.

    For the nine months ended September 30, 2001, we recognized $49,735,000 in collaborative and other research and development revenues primarily consisting of research support payments, development reimbursements, amortization of previously received up-front or license payments and milestones. Approximately $26,152,000 of the collaborative and other research and development revenues earned during the nine months ended September 30, 2001 was earned under the Novartis collaboration, which was entered into in May 2000 to discover, develop and commercialize small molecule drugs targeted at the kinase protein family. Additionally for the same period, we recognized $3,466,000 under the Serono collaboration. The balance of our collaborative and other research and development revenues for the nine months ended September 30, 2001 was earned under collaborations with Eli Lilly, Schering AG, Taisho and Kissei. Comparatively, in the nine months ended September 30, 2000 we recognized $36,736,000 in collaborative and other research and development revenues. We recognized $8,247,000 under the Novartis collaboration; the balance of collaborative and other research and development revenues earned in the nine months ended September 30, 2000 was under the Eli Lilly, Schering AG, Kissei and Taisho collaborations.

    Total costs and expenses increased to $192,244,000 in the first three-quarters of 2001 from $137,299,000 for the same period in 2000.

    Royalty costs of $2,733,000 and $3,246,000 for the nine months ended September 30, 2001 and 2000, respectively, primarily consist of royalty payments to G.D. Searle & Co on the sales of Agenerase.

    Cost of products sold decreased $3,877,000 to $19,500,000 for the nine months ended September 30, 2001 from $23,377,000 for the nine months ended September 30, 2000. The percentage decrease in cost of products sold is attributable to a change in the sales mix for the quarter. Instrumentation revenue, which has lower gross margins, decreased while technology license and biotechnology product sales, which have higher gross margins, increased.

    Cost of service revenues increased to $7,726,000 for the nine months ended September 30, 2001 from $6,349,000 for the nine months ended September 30, 2000 due to a corresponding increase in service revenues.

    Research and development expenses increased to $104,048,000 in the first three quarters of 2001 from $71,469,000 for the same period of 2000 principally due to the continued expansion of our research and development operations and an increase in development activities, particularly associated with our p38 MAP kinase program and our IMPDH inhibitor program. Additionally, there was increased research activities associated with our kinase program. Related to our expansion were increases in personnel, facilities expenses, equipment depreciation and increased technology license payments for access to gene database information.

    Sales, general and administrative expenses increased to $36,944,000 for the nine months ended September 30, 2001 compared to $32,858,000 for the nine months ended September 30, 2000. The increase is primarily a result of increased personnel and professional expenses. We expect sales, general and administrative expenses to continue to increase as we continue to invest in the infrastructure to support our continued growth. Merger related costs of $21,293,000 represent costs associated with the acquisition of Aurora completed on July 18, 2001.

    Interest income increased approximately 63% to $37,061,000 during 2001 from $22,739,000 in 2000. The increase is due to a higher level of cash and investments during the period. The increase in cash and investments is primarily a result of the proceeds received from the issuance of $345,000,000 of convertible subordinated notes in September 2000.

    Interest expense increased to approximately $14,809,000 for the nine month period ended September 30, 2001 from $6,597,000 for the same period in 2000. The increase is due to interest expense associated with the convertible subordinated notes issued in September of 2000.

    In the nine months ended September 30, 2000, we recognized debt conversion expense of $14,375,000 representing the "make-whole" payment resulting from the call for redemption of the March Notes.

    Using the equity method of accounting we recorded $662,000 as our share of loss in Altus Biologics Inc. (Altus) for the nine months ended September 30, 2001, compared with $393,000 as our share of losses for same period in 2000. Effective September 28, 2001, coincident with a financial restructuring of Altus, Vertex changed its method of accounting for Altus from the equity method to the cost method (See Note 4 of Notes to Condensed Consolidated Financial Statements).

    Effective July 1, 2001, we recorded a $17,749,000 cumulative effect of a change in accounting principle, pursuant to the adoption of DIG A17, to reflect the value of warrants held in Altus. As of September 30, 2001, the warrants no longer qualified as derivatives under DIG A17 due to changes in the terms of the warrants coincident with a financial restructuring of Altus.

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

    We expect to finance these substantial cash needs with future payments under our existing and future collaborative agreements, royalties from the sales of Agenerase, existing cash and investments of $730,327,000 at September 30, 2001, together with investment income earned thereon, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

    Our aggregate cash and investments decreased for the nine months ended September 30, 2001 compared with the twelve months ended December 31, 2000 to $730,327,000 from $814,061,000, respectively. Cash used by operations, principally to fund research and development activities, was $50,331,000 during the nine months ended September 30, 2001. We continue to invest in equipment and leasehold improvements for facilities to meet the operating needs associated with our growth in headcount. For the first nine months of 2001, property and equipment expenditures were $42,171,000. Cash provided by financing activities for the nine months ended September 30, 2001 was $12,636,000 including $16,229,000 from the issuance of common stock under employee stock option and benefit plans for the nine months partially offset by $3,365,000 of cash used for the repayment of capital lease obligations.

FORWARD-LOOKING STATEMENTS

    This discussion contains forward-looking statements, including our expectation that (i) our losses will continue, (ii) our research and development expenses and sales, general and administrative expenses will increase,
(iii) that we will finance our cash needs with future payments under existing and future collaborative agreements, royalties and existing cash and investments and (iv) the Chiron litigation will not have a material adverse effect on us. While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, our inability to successfully integrate Aurora into our existing business, costs related to the integration of Aurora, the failure to qualify the merger for pooling of interests accounting treatment, the termination of existing Aurora pharmaceutical and biotechnology collaborations, our inability to further identify, develop and achieve commercial success for new products and technologies, the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials, the risk that clinical trials may not result in marketable products, the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, our dependence upon pharmaceutical and biotechnology collaborations, the levels and timing of payments under our collaborative agreements, uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all, the development of competing systems, our ability to protect our proprietary technologies, patent-infringement claims, risks of new, changing and competitive technologies and regulations in the U.S. and internationally. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

LEGAL PROCEEDINGS

    Chiron Corporation (Chiron) filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. That reexamination proceeding is still ongoing and the stay is still in effect. However, a Notice of Intent to Issue a Reexamination Certificate has been issued in two of three Chiron patents in suit. While the length of the stay and the final outcome of the lawsuit cannot be determined, we believe that the plaintiff's claims are without merit and intend to defend the lawsuit, if and when it resumes, vigorously.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS
No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS
No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on January 1, 2002. We do not expect SFAS No. 142 will have a material effect on our financial position and results of operations.

    In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of' and provides a single accounting model for long-lived assets to be disposed of. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. We do not expect SFAS No. 144 will have a material effect on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There are no material changes to our assessment of market risk as disclosed in our Annual Report on Form 10-K and Aurora's Supplemental Financial Information on Form 8-K for the year ended December 31, 2000.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    18.1 Letter from PricewaterhouseCoopers LLP re: Change in Accounting
    Principle

(b) Reports on Form 8-K:

    On September 20, 2001, we filed a Report on Form 8-K dated September 20, 2001 under Item 5, the financial results for the 31-day period ending August 31, 2001.

    On September 28, 2001, we filed a Report on Form 8-K/A dated July 18, 2001 under Item 7(b), reporting the unaudited pro forma combined financial information of Vertex Pharmaceuticals Incorporated and Aurora Biosciences Corporation.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       VERTEX PHARMACEUTICALS INCORPORATED

November 14, 2001                                      By:          /s/ JOHANNA MESSINA POWER
                                                            -----------------------------------------
                                                                      Johanna Messina Power
                                                            CONTROLLER (PRINCIPAL ACCOUNTING OFFICER)