Form 10-Q
period 2002-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2002-05-15
CIK 875320

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

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

                                YES /X/  NO / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.01 per                  75,738,966
                share                  ------------------------------------
------------------------------------        Outstanding at May 10, 2002
                Class

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      VERTEX PHARMACEUTICALS INCORPORATED

                                     INDEX

Part I.  Financial Information

        Item 1.      Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets--
                       March 31, 2002 and December 31, 2001......................      3

                     Condensed Consolidated Statements of Operations--
                       Three Months Ended March 31, 2002 and 2001................      4

                     Condensed Consolidated Statements of Cash Flows--
                       Three Months Ended March 31, 2002 and 2001................      5

                     Notes to Condensed Consolidated Financial Statements........      6

        Item 2.      Management's Discussion and Analysis of Financial Condition
                       and
                       Results of Operations.....................................     11

        Item 3.      Quantitative and Qualitative Disclosures about Market
                       Risk......................................................     17

Part II.  Other Information

        Item 5.      Other Information...........................................     17

        Item 6.      Exhibits and Reports on Form 8-K............................     17

Signature........................................................................     18

                      VERTEX PHARMACEUTICALS INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS EXCEPT SHARE
                                                                AND PER SHARE AMOUNTS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................    $176,229      $189,205
  Marketable securities, available for sale.................     522,801       553,997
  Accounts receivable.......................................      14,342        20,265
  Prepaid expenses..........................................       5,178         6,636
  Other current assets......................................       5,233         5,989
                                                                --------      --------
    Total current assets....................................     723,783       776,092
  Restricted cash...........................................      26,134        26,190
  Property and equipment, net...............................      84,628        80,377
  Investments...............................................      26,433        26,433
  Other assets..............................................      14,532        16,039
                                                                --------      --------
    Total assets............................................    $875,510      $925,131
                                                                ========      ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 10,913      $ 11,628
  Accrued expenses and other current liabilities............      22,298        31,381
  Accrued interest..........................................         529         4,467
  Deferred revenue..........................................      27,879        39,498
  Obligations under capital leases and other obligations....       3,928         4,579
                                                                --------      --------
    Total current liabilities...............................      65,547        91,553
  Obligations under capital leases and other obligations,
    excluding current portion...............................       7,331         8,026
  Deferred revenue, excluding current portion...............      37,523        35,201
  Convertible subordinated notes............................     315,000       315,000
                                                                --------      --------
    Total liabilities.......................................     425,401       449,780
                                                                --------      --------

Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized; none issued and outstanding.................          --            --
  Common stock, $0.01 par value; 200,000,000 shares
    authorized; 75,289,635 and 75,055,160 shares issued and
    outstanding at March 31, 2002 and December 31, 2001,
    respectively............................................         753           751
  Additional paid-in capital................................     781,023       778,018
  Deferred compensation, net................................         (10)          (20)
  Accumulated other comprehensive income....................       4,942        11,134
  Accumulated deficit.......................................    (336,599)     (314,532)
                                                                --------      --------
  Total stockholders' equity................................     450,109       475,351
                                                                --------      --------
  Total liabilities and stockholders' equity................    $875,510      $925,131
                                                                ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2002        2001*
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS EXCEPT
                                                                 PER SHARE DATA)
Pharmaceutical revenues:
  Royalties.................................................  $  2,474    $  2,596
  Collaborative and other research and development
    revenues................................................    18,077      15,573
Discovery tools and service revenues:
  Product sales.............................................    15,210      11,529
  Service revenues..........................................     4,934       5,258
                                                              --------    --------
Total revenues..............................................    40,695      34,956
                                                              --------    --------

Costs and expenses:
  Royalty payments..........................................       817         881
  Cost of product sales.....................................     4,590       6,869
  Cost of service revenues..................................     3,234       2,790
  Research and development..................................    47,022      32,540
  Sales, general and administrative.........................    11,095      10,948
  Merger related costs......................................        --       1,179
                                                              --------    --------
Total costs and expenses....................................    66,758      55,207
                                                              --------    --------
Loss from operations........................................   (26,063)    (20,251)
  Interest income...........................................     8,458      13,070
  Interest and other expense, net...........................    (4,462)     (5,033)
                                                              --------    --------
Loss before cumulative effect of change in accounting
  principle.................................................   (22,067)    (12,214)
Cumulative effect of change in accounting principle.........        --     (25,901)
                                                              --------    --------
Net loss....................................................  $(22,067)   $(38,115)
                                                              ========    ========
Basic and diluted loss per common share before cumulative
  effect of change in accounting principle--revenue
  recognition...............................................  $  (0.29)   $  (0.17)
Basic and diluted cumulative effect of change in accounting
  principle--revenue recognition............................        --       (0.35)
                                                              --------    --------
Basic and diluted net loss per common share.................  $  (0.29)   ($  0.52)
                                                              ========    ========
Basic and diluted weighted average number of common shares
  outstanding...............................................    75,161      73,922

* Results have been adjusted to reflect the adoption of the Substantive Milestone method of revenue recognition in the third quarter of 2001, retroactive to January 1, 2001. See Note 3, "Change in Accounting Principle--Revenue Recognition," for more information.

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(22,067)  $(38,115)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization.............................     5,282      3,438
  Other non-cash items, net.................................       410        180
  Realized (gains)/losses on marketable securities..........      (835)        98
  Cumulative effect of change in accounting principle.......        --     25,901
  Changes in operating assets and liabilities:
  Accounts receivable.......................................     5,923      5,625
  Prepaid expenses..........................................     1,458         68
  Other current assets......................................     1,081     (1,001)
  Accounts payable..........................................      (715)     1,474
  Accrued expenses and other current liabilities............    (7,583)       (93)
  Accrued interest..........................................    (3,938)    (4,328)
  Deferred revenue..........................................    (9,297)    (3,334)
                                                              --------   --------
      Net cash used in operating activities.................   (30,281)   (10,087)
                                                              --------   --------

Cash flows from investing activities:
  Purchase of marketable securities.........................  (244,679)  (292,722)
  Sales and maturities of marketable securities.............   270,669    211,452
  Expenditures for property and equipment...................    (9,812)   (16,055)
  Restricted cash and other assets..........................      (305)   (13,570)
                                                              --------   --------
      Net cash provided by (used in) investing activities...    15,873   (110,895)
                                                              --------   --------

Cash flows from financing activities:
  Issuances of common stock, net............................     2,929      8,940
  Principal payments on notes payable, capital leases and
    other obligations.......................................    (1,346)    (1,191)
                                                              --------   --------
      Net cash provided by financing activities.............     1,583      7,749
                                                              --------   --------
  Effect of changes in exchange rates on cash...............      (151)      (397)
                                                              --------   --------
      Net decrease in cash and cash equivalents.............   (12,976)  (113,630)
Cash and cash equivalents--beginning of period..............   189,205    346,659
                                                              --------   --------
Cash and cash equivalents--end of period....................  $176,229   $233,029
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

    The condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

    Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform with current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results for the interim periods ended March 31, 2002 and 2001.

    The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended December 31, 2002. These interim financial statements should be read in conjunction with the audited financial statements for the year ended
December 31, 2001, which are contained in the Company's 2001 Annual Report to its stockholders and in its Form 10-K filed with the Securities and Exchange Commission.

2. ACCOUNTING POLICIES

BASIC AND DILUTED LOSS PER COMMON SHARE

    Basic earnings per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible notes. Common equivalent shares have not been included in the net loss per share calculations as their effect would be anti-dilutive.

    The following table sets forth potential common equivalent shares outstanding at March 31 (shares in thousands):

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                            ---------------------
                                                              2002        2001
                                                            ---------   ---------
Stock options outstanding.................................    16,429      14,419
Weighted average exercise price...........................   $ 27.21     $ 27.26
Convertible notes.........................................     3,414       3,739
Weighted average conversion price.........................   $ 92.26     $ 92.26

SEGMENT INFORMATION

    On July 18, 2001, the Company completed a merger with Aurora Biosciences Corporation ("Aurora"). Aurora specializes in assay development, screening and cell biology services and systems.

                      VERTEX PHARMACEUTICALS INCORPORATED

2. ACCOUNTING POLICIES (CONTINUED)
    On March 1, 2001, Aurora completed a merger with PanVera Corporation ("PanVera"). PanVera is a biotechnology company engaged in the development, manufacture and worldwide supply of proteins and reagents for evaluation as targets and drug screening assays for high-throughput screening.

    In the first quarter of 2002, following the acquisitions, the Company has aligned its business into two operating segments: (i) Pharmaceuticals and
(ii) Discovery Tools and Services.

    The Company's Pharmaceuticals business seeks to discover, develop and commercialize major pharmaceutical products independently and with partners. The Company's Discovery Tools and Services business specializes in assay development, screening services and the manufacture and sale of proteins and reagents.

3. CHANGE IN ACCOUNTING PRINCIPLE--REVENUE RECOGNITION

    In the third quarter of 2001, in connection with an overall review of accounting policies concurrent with the merger with Aurora, Vertex elected to change its revenue recognition policy for collaborative and other research and development revenues from the EITF 91-6 method to the substantive milestone method. Vertex believes this method is preferable because it is more reflective of the Company's on going business operations and because it is consistent with industry practices following the prior year implementation of SAB 101, "Revenue Recognition in Financial Statements," throughout the biotechnology industry. Under the new accounting method, adopted retroactively to January 1, 2001, the Company recognizes revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the period of performance. Research funding is recognized as earned ratably over the period of effort. Milestones, based on designated achievement points that are considered at risk and substantive at the inception of the contract, are recognized as earned when the corresponding payment is reasonably assured. The Company evaluates whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that needs to be overcome and the level of investment required.

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

    Pursuant to this change in accounting principle, Vertex recorded a one-time non-cash charge of $25,901,000 in the first quarter of 2001. The impact of the adoption of this new accounting policy for revenue recognition for collaborative and other research and development revenues was to defer revenue recognition for certain portions of revenue previously recognized in prior accounting periods under our collaborative agreements into future accounting periods. The results for the quarter ended March 31, 2001 have been restated in accordance with the new revenue recognition policy.

                      VERTEX PHARMACEUTICALS INCORPORATED

4. SEGMENT INFORMATION

    The Company has aligned its business into two operating segments:
(i) Pharmaceuticals and (ii) Discovery Tools and Services. The Company's Pharmaceuticals business seeks to discover, develop and commercialize major pharmaceutical products independently and with partners. The Company's Discovery Tools and Services business specializes in assay development, screening services and the manufacture and sale of proteins and reagents. The Company evaluates segment performance based on the loss before merger related charges and the cumulative effect of the change in accounting principle. The Company does not evaluate segment performance based on the segment's total assets and therefore the Company's assets are not reported by segment. The following table presents, by segment, the results of operations for the periods ending March 31, 2002. For the period ending March 31, 2001, the Company was unable to restate the results of operations into the new operating segments: Pharmaceuticals and Discovery Tools and Services. Thus, for comparative purposes, the table also presents results of operations information for the three month periods ended March 31, 2002 and 2001 by the former segments: Vertex and Aurora.

                                                                               DISCOVERY
                                                                               TOOLS AND
(IN THOUSANDS)                                               PHARMACEUTICALS   SERVICES     TOTAL
--------------                                               ---------------   ---------   --------
Three Months Ended March 31, 2002:
Revenues...................................................     $ 20,551        $20,144    $ 40,695
Reportable segment income (loss)...........................     $(31,030)       $ 8,963    $(22,067)
                                                                --------        -------    --------

                                                               VERTEX     AURORA     TOTAL
                                                               ------    --------   --------
Three Months Ended 31, 2002:
Revenues....................................................  $ 20,193   $20,502    $ 40,695
Reportable segment income (loss)............................  $(23,148)  $ 1,081    $(22,067)
                                                              --------   -------    --------
Three Months Ended 31, 2001:
Revenues....................................................  $ 17,435   $17,521    $ 34,956
Reportable segment loss.....................................  $(10,492)  $  (543)   $(11,035)
                                                              --------   -------    --------

                                                          MARCH 31,   MARCH 31,
                                                            2002        2001
                                                          ---------   ---------
Total loss for reportable segments......................  $(22,067)   $(11,035)
Merger related charges..................................        --      (1,179)
Cumulative effect of change in accounting
  principle--revenue recognition........................        --     (25,901)
                                                          --------    --------
Total net loss..........................................  $(22,067)   $(38,115)
                                                          ========    ========

                      VERTEX PHARMACEUTICALS INCORPORATED

5. COMPREHENSIVE LOSS

    For the three months ended March 31, 2002 and 2001, respectively, comprehensive loss was as follows (in thousands):

                                                          FOR THE THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2002        2001
                                                          ---------   ---------
Net loss................................................  $(22,067)   $(38,115)
Changes in other comprehensive income:
Unrealized holding gains (losses) on marketable
  securities............................................    (6,041)      5,281
Foreign currency translation adjustment.................      (151)       (397)
Total change in other comprehensive income..............    (6,192)      4,884
                                                          --------    --------
Total comprehensive loss................................  $(28,259)   $(33,231)
                                                          ========    ========

6. LEGAL PROCEEDINGS

    Chiron Corporation (Chiron) filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by Vertex and Eli Lilly in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Eli Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent re-examination. That reexamination proceeding is still on going for one of the three patents and the stay is still in effect. However, a Reexamination Certificate has been issued in the other two Chiron patents in suit. While the length of the stay and the final outcome of the lawsuit cannot be determined, Vertex maintains that Chiron's claims are without merit and intends to defend the lawsuit, if and when it resumes, vigorously.

    On December 7, 2001 Oregon Health Sciences University filed suit against Vertex in the District Court of Oregon. The complaint in the suit seeks to name Dr. Bruce Gold, an employee of Oregon Health Sciences University, as an inventor and Oregon Health Sciences University as part owner of five of Vertex's neurophilin patents. The suit stems from assays run on Vertex compounds by Dr. Gold under a sponsored research agreement in 1996. Vertex has investigated the inventorship on these patents and believes that Dr. Gold is not an inventor, Oregon Health Sciences has no ownership interest in any of these patents, and that the claims made in this complaint are without merit. The suit is ongoing and Vertex intends to contest this claim vigorously.

7. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS
No. 142 are effective for fiscal years beginning after December 15, 2001. The

                      VERTEX PHARMACEUTICALS INCORPORATED

7. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)
Company adopted the provisions of SFAS 142 on January 1, 2002 as required; the adoption did not have a material effect on the Company's financial position and results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 on January 1, 2002 as required; the adoption did not have a material effect on the Company's financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We are a global biotechnology company with more than 1,000 employees located in Cambridge, MA, Madison, WI, San Diego, CA and Abingdon, UK. We have two operating businesses: Pharmaceuticals, and Discovery Tools and Services.

    Our Pharmaceuticals business seeks to discover, develop, and commercialize major pharmaceutical products independently and with collaborators. Chemogenomics, our proprietary, systematic, genomics-based platform, is designed to accelerate the discovery of new drugs and to expand intellectual property coverage of drug candidate compounds and classes of related compounds. We believe this approach, which targets gene families, has formed the basis for successful drug discovery and for the advancement of drug candidates by Vertex and its collaborators. We are developing several drug candidates in commercial collaborations in which we retain rights to downstream product revenue.

    Our first approved product is Agenerase-Registered Trademark- (amprenavir), an HIV protease inhibitor, which we co-promote with GlaxoSmithKline. We earn a royalty from GlaxoSmithKline on sales of Agenerase. Agenerase has received approval in 34 countries worldwide, including the United States, the 15 member states of the European Union (E.U.), and Japan, where the drug is sold under the trade name Prozei-TM-. We have more than twelve drug candidates in development to treat viral diseases, cancer, autoimmune and inflammatory diseases and neurological disorders. We have significant collaborations with large pharmaceutical companies including Aventis, Eli Lilly, GlaxoSmithKline, Novartis, and Serono.

    Our Discovery Tools and Services business specializes in assay development, screening services and products, and the manufacture and sale of proteins and reagents. This business has collaborations with large pharmaceutical companies for assay development, screening services and the development of specialized screening platforms, as well as the sale of proteins and reagents to the Pharmaceuticals industry.

    Our Discovery Tools and Services business has contracts in place that require the delivery of products, licenses and services throughout 2002. These contracts account for over $70 million of potential 2002 revenue of which approximately $12 million relates to one specific contract.

    Our collaborations and contracts in the Pharmaceuticals and Discovery Tools and Services businesses provide us with financial support and other valuable resources for our research programs, development of our clinical drug candidates, and marketing and sales of our products. We believe that we are positioned to commercialize multiple products in the coming years, which we expect will generate increased milestone payments, product revenues and royalty payments.

    We have incurred operating losses since our inception and expect to incur losses for the foreseeable future. We plan to make significant investments in research and development for our other potential products. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial.

    In the third quarter of 2001, in connection with our overall review of accounting policies concurrent with our merger with Aurora, we elected to change our revenue recognition policy for collaborative and other research and development revenues from the Emerging Issues Task Force No. 91-6 (EITF 91-6) method to the Substantive Milestone Method. We believe this method is preferable because it is reflective of the Company's on going business operations and is more consistent with the industry practices following the prior year implementation of SAB 101 throughout the biotechnology industry.

    The cumulative effect of the 2001 change in accounting principle related to revenue recognition recorded in the third quarter of 2001, retroactive to January 1, 2001, resulted in a non-cash charge to income of $25,901,000 in the first quarter of 2001. Included in the charge to income was $1,591,000 of revenue recognized in the three months ended March 31, 2002 and $1,825,000 of revenue recognized in the three months ended March 31, 2001.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31,
  2001

    Our net loss for the three months ended March 31, 2002 was $22,067,000 or $0.29 per basic and diluted common share compared to a net loss, before our change in accounting principle and merger related costs, of $11,035,000 or $0.15 per basic and diluted common share for the three months ended March 31, 2001. The net loss, for the three months ended March 31, 2001 including a $25,901,000 non-cash charge for the cumulative effect of our change in accounting principle relating to revenue recognition and merger related costs of $1,179,000, was $38,115,000 or $0.52 per basic and diluted common share.

    Total revenues increased to $40,695,000 for the three months ending
March 31, 2002 compared to $34,956,000 for the three months ending March 31, 2001. In the first quarter of 2002 Pharmaceuticals revenue was comprised of $2,474,000 in royalty revenue and $18,077,000 in collaborative and other research and development revenue, as compared with $2,596,000 in royalty revenue and $15,573,000 in collaborative and other research and development revenue in the first quarter of 2001. In the first quarter of 2002 Discovery Tools and Services revenue was comprised of $15,210,000 in product sales revenue and $4,934,000 in service revenue, as compared with $11,529,000 in product sales revenue and $5,258,000 in service revenue in the first quarter of 2001.

    Royalties consist primarily of Agenerase royalty revenue. Agenerase royalty revenue is based on estimated and actual worldwide net sales of Agenerase.

    Collaborative and other research and development revenue consists of research support payments, development reimbursements, milestones and amortization of previously received up-front or license payments.

    Collaborative and other research and development revenue increased in the first quarter of 2002 by 16% or $2,504,000 as compared with the first quarter of 2001 due primarily to additional revenue earned under the Novartis collaboration. In the first quarter of 2002, we recognized $10,032,000 of revenue under the Novartis collaboration compared with $7,111,000 in the first quarter of 2001. Effort related to our kinase research program increased significantly in the first quarter of 2002.

    Product sales include instrumentation sales, technology licensing and biotechnology product sales.

    Product sales increased $3,681,000, or 32%, to $15,210,000 in the first quarter of 2002 from $11,529,000 in the first quarter of 2001. The increase in product sales is due primarily to technology licensing revenue earned under the Pfizer contract.

    Service revenue includes assay development, screening services and contracted product development.

    Service revenue decreased $324,000 or 6% to $4,934,000 in the first quarter of 2002 from $5,258,000 in the first quarter of 2001. The decrease is a result of the completion of several significant screening agreements in late 2001.

    Royalty costs of $817,000 and $881,000 in the first quarter of 2002 and 2001, respectively, consist primarily of royalty payments on the sales of Agenerase.

    Product costs decreased $2,279,000 or 33% to $4,590,000 in the first quarter of 2002 from $6,869,000 in the first quarter of 2001. The decrease in product costs is attributable to a strategic shift in focus of the Discovery Tools and Services business towards technology licensing and discovery tools which have higher gross margins. Product gross margins will fluctuate from period to period based upon the product mix.

    Cost of service revenue increased from $2,790,000 in the first quarter of 2001 to $3,234,000 in the first quarter of 2002. The increase is primarily due to increased overhead to service such agreements.

    Research and development expenses increased to $47,022,000 in the first quarter of 2002 from $32,540,000 in the first quarter 2001 primarily due to our continued investment in advancing our broad clinical pipeline and fueling our drug discovery engine. We focused our clinical investment into the advancement of our p38 MAP kinase, IMPDH and caspase inhibitor programs. These oral drugs are currently focused on large market opportunities such as rheumatoid arthritis, hepatitis C and psoriasis. We continued to expand our multi-target gene family research programs, of which kinases is our most advanced. Also related to our expansion, were increases in personnel and facilities expenses.

    We have more than 12 drug candidates in development targeting a range of major diseases. Our collaborative partners have agreed to fund portions of our research and development programs and/or to conduct certain research and development related to specified drug candidates. The following table details our Collaborator and Company-sponsored research and development expenses for the three months ended March 31 (in thousands):

                                                               2002
                                                 ---------------------------------
                                                 RESEARCH   DEVELOPMENT    TOTAL
                                                 --------   -----------   --------
Collaborator-Sponsored.........................  $14,663      $ 7,424     $22,087
Company-Sponsored..............................   15,241        9,694      24,935
                                                 -------      -------     -------
Total..........................................  $29,904      $17,118     $47,022
                                                 =======      =======     =======

                                                               2001
                                                 ---------------------------------
                                                 RESEARCH   DEVELOPMENT    TOTAL
                                                 --------   -----------   --------
Collaborator-Sponsored.........................  $10,952      $ 5,188     $16,140
Company-Sponsored..............................   11,387        5,013      16,400
                                                 -------      -------     -------
Total..........................................  $22,339      $10,201     $32,540
                                                 =======      =======     =======

    To date we have incurred in excess of $677,000,000 in research and development costs associated with drug discovery and development. We anticipate research and development expenses will continue to increase as we add personnel and expand research and development activities to accommodate our existing collaborations and additional commitments we may undertake.

    We estimate that it takes from 10 to 15 years (industry average is 12 years) to discover, develop and bring to market a pharmaceutical product. Drug development in the United States is a process that includes several steps defined by the FDA as outlined below:

                                                                                ESTIMATED
PHASE:                                       OBJECTIVE:                         DURATION:
------                    ------------------------------------------------  -----------------
Discovery                 Lead identification and target validation         2 to 4 years
Pre-Clinical              Toxicology to identify risks for humans; gather
                          early pharmacokentic data                         1 to 2 years
Phase I                   Establish safety in humans, study how the drug
                          works, metabolizes and interacts with other
                          drugs                                             1 to 2 years
Phase II                  Establish effectiveness of the drug and its
                          optimal dosage                                    2 to 4 years
Phase III                 Confirm efficacy, dose regime and safety profile
                          of the drug                                       2 to 4 years
FDA approval              Approval by the FDA to sell and market the drug
                          under certain prescribed labelling                6 mths to 2 years

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

    Below is a summary of our drug candidates currently in clinical development:

DRUG                   CLINICAL INDICATIONS             PHASE      PROGRAM           COLLABORATOR
----                   -------------------------------  --------   ---------------   ---------------
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

    We organize our research and development efforts based on the target gene families and target program. The programs detailed above identify the targets for therapeutic intervention.

    Sales, general and administrative expenses remained consistent with the prior period. We have established an infrastructure to support our growth and we are committed to managing such investment prudently.

    Interest income decreased approximately $4,612,000 to $8,458,000 in the first quarter of 2002 from $13,070,000 in the first quarter of 2001. This is a reflection of lower funds invested and lower portfolio yields.

    Interest expense decreased $553,000 to approximately $4,450,000 in the first quarter of 2002 from $5,003,000 in the first quarter of 2001. The decrease in interest expense is a result of the reduction in principal amount of our convertible notes from $345,000,000 at March 31, 2001 to $315,000,000 at March 31, 2002. In October 2001, we repurchased $30,000,000 in principal amount of our 5% convertible subordinated notes due September 2002.

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

    We expect to finance these substantial cash needs with future payments under our existing and future collaborative agreements, strategic technology alliances, royalties from the sales of Agenerase, revenues from assay development and screening services, product sales, existing cash and marketable securities of $699,030,000 at March 31, 2002, together with investment income earned thereon, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

    Our aggregate cash and marketable securities decreased $44,172,000 to $699,030,000, including cash and cash equivalents of $176,229,000, at March 31, 2002 from $743,202,000, including cash and cash equivalents of $189,205,000, at December 31, 2001. Net cash used in operations was $30,281,000 for the three months ended March 31, 2002. Included in the cash used in operations was the net loss of $22,067,000 and a decrease in deferred revenue of $9,297,000, partially offset by $4,857,000 of non-cash charges and gains. Deferred revenue decreased due to cash received for research funding and the receipt of a milestone payment in late 2001, the majority of which will be recognized in 2002. Net cash provided by investing activities for the three months ended March 31, 2002 was $15,873,000, including net sales of marketable securities of $25,990,000 partially offset by property and equipment expenditures of $9,812,000. Cash provided by financing activities during the three months ended March 31, 2002 was $1,583,000 including $2,929,000 from the issuance of common stock under employee stock option and benefit plans offset by $1,346,000 in principal payments on capital leases and other obligations. The decrease in cash and marketable securities from December 31, 2001 is not indicative of the expected quarterly cash spend for the remainder of 2002.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements about our business, including our expectation that (i) we are positioned to commercialize multiple products in the coming years that we expect will generate increased revenues,
(ii) our losses will continue, (iii) our research and development expenses, our administrative and commercialization expenses and our expenses related to filing, prosecuting and defending our patents and intellectual property rights will increase, and sales, general and administrative expenses will remain consistent with current levels, and (iv) the Chiron Corporation and Oregon Health Sciences University litigation will not have a material adverse effect on us. While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, our inability to successfully integrate Aurora into our existing business, our inability to further identify, develop and achieve commercial success for new products and technologies, the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials, the risk that clinical trials may not result in marketable products, the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, our dependence upon pharmaceutical and biotechnology collaborations, the levels and timing of payments under our collaborative agreements, uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all, the development of competing systems, our ability to protect our proprietary technologies, patent-infringement claims, risks of new, changing and competitive technologies and regulations in the U.S. and internationally. Please see the "Risk Factors" appearing in our 2001 Annual Report to Stockholders and in our Form 10-K filed with the Securities and Exchange Commission for more details regarding these and other risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

LEGAL PROCEEDINGS

    Chiron filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by Vertex and Eli Lilly in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Eli Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent re-examination. That reexamination proceeding is still on going for one of the three patents and the stay is still in effect. However, a Reexamination Certificate has been issued in the other two Chiron patents in suit. While the length of the stay and the final outcome of the lawsuit cannot be determined, we maintain that Chiron's claims are without merit and we intend to defend the lawsuit, if and when it resumes, vigorously.

    On December 7, 2001 Oregon Health Sciences University filed suit against Vertex in the District Court of Oregon. The complaint in the suit seeks to name Dr. Bruce Gold, an employee of Oregon Health Sciences University, as an inventor and Oregon Health Sciences University as part owner of five of Vertex's neurophilin patents. The suit stems from assays run on Vertex compounds by Dr. Gold under a sponsored research agreement in 1996. We have investigated the inventorship on these patents and believe that Dr. Gold is not an inventor, Oregon Health Sciences has no ownership interest in any of these patents, and that the claims made in this complaint are without merit. The suit is ongoing and we intend to contest this claim vigorously.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS
No. 142 are effective for fiscal years beginning after December 15, 2001. We adopted the provisions of SFAS 142 on January 1, 2002 as required. That adoption did not have a material effect on our financial position and results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. We adopted the provisions of SFAS 144 on January 1, 2002 as required. That adoption did not have a material effect on our financial position and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION

    On December 27, 2001, Vicki L. Sato, the Company's President, entered into a plan with Goldman, Sachs & Co., pursuant to which Goldman will undertake to sell, subject to a limit order, an aggregate of 100,000 shares of the Company's stock issuable upon exercise of options held by Dr. Sato. Sales under the plan are to begin no earlier than 90 days after adoption of the plan, and will take place at specified intervals between April 3, 2002 and March 19, 2003.

    On March 22, 2002, Roger W. Brimblecombe, a non-employee director of the Company, entered into a plan with Goldman, Sachs & Co., pursuant to which Goldman will undertake to sell, subject to a limit order, an aggregate of 15,000 shares of the Company's stock issuable upon exercise of options held by Dr. Brimblecombe. Sales under the plan are to begin no earlier than 90 days after adoption of the plan, and will take place at specified intervals between July 3, 2002 and June 4, 2003.

    On April 26, 2002, Joshua S. Boger, the Company's Chairman and CEO, entered into a plan with Goldman, Sachs & Co., pursuant to which Goldman will undertake to sell, subject to a limit order, an aggregate of 520,000 shares of the Company's stock issuable upon exercise of options held by Dr. Boger. Sales under the plan are to begin no earlier than 90 days after adoption of the plan, and will take place at specified intervals between July 30, 2002 and July 22, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       None

    (b) Reports on Form 8-K:

       None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       VERTEX PHARMACEUTICALS INCORPORATED

May 15, 2002                                           By:               /s/ IAN F. SMITH
                                                            -----------------------------------------
                                                                           Ian F. Smith
                                                                        VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER