Form 10-Q
period 2002-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2002-08-14
CIK 875320

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

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

                                YES /X/  NO / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, par value $.01 per                  76,022,827
                share                  ------------------------------------
------------------------------------      Outstanding at August 12, 2002
                Class

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      VERTEX PHARMACEUTICALS INCORPORATED

                                     INDEX

Part I.  Financial Information

        Item 1.      Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets--
                       June 30, 2002 and December 31, 2001.......................      3

                     Condensed Consolidated Statements of Operations--
                       Three and Six Months Ended June 30, 2002 and 2001.........      4

                     Condensed Consolidated Statements of Cash Flows--
                       Six Months Ended June 30, 2002 and 2001...................      5

                     Notes to Condensed Consolidated Financial Statements........      6

        Item 2.      Management's Discussion and Analysis of Financial Condition
                       and
                       Results of Operations.....................................     12

        Item 3.      Quantitative and Qualitative Disclosures about Market
                       Risk......................................................     21

Part II.  Other Information

        Item 4.      Submission of Matters to a Vote of Security Holders.........     22

        Item 6.      Exhibits and Reports on Form 8-K............................     22

Signature........................................................................     23

                      VERTEX PHARMACEUTICALS INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                JUNE 30,     DECEMBER 31,
                                                                  2002           2001
                                                              ------------   -------------
                                                              (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                  AND PER SHARE DATA)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 125,268        $ 189,205
  Marketable securities, available for sale.................     554,577          553,997
  Accounts receivable.......................................      18,056           20,265
  Prepaid expenses..........................................       4,548            6,636
  Other current assets......................................       5,159            5,989
                                                               ---------        ---------
    Total current assets....................................     707,608          776,092
                                                               ---------        ---------
  Restricted cash...........................................      26,125           26,190
  Property and equipment, net...............................      86,222           80,377
  Investments...............................................      26,433           26,433
  Other assets..............................................      14,086           16,039
                                                               ---------        ---------
    Total assets............................................   $ 860,474        $ 925,131
                                                               =========        =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $   9,764        $  11,628
  Accrued expenses and other current liabilities............      22,764           31,381
  Accrued interest..........................................       4,464            4,467
  Deferred revenue..........................................      21,775           39,498
  Obligations under capital leases and other obligations....       3,519            4,579
                                                               ---------        ---------
    Total current liabilities...............................      62,286           91,553
                                                               ---------        ---------
  Obligations under capital leases and other obligations,
    excluding current portion...............................       6,730            8,026
  Deferred revenue, excluding current portion...............      39,778           35,201
  Convertible subordinated notes (due September 2007).......     315,000          315,000
                                                               ---------        ---------
    Total liabilities.......................................     423,794          449,780
                                                               ---------        ---------
Stockholders' equity:
  Preferred stock, $0.01 par value; 1,000,000 shares
    authorized; none issued and outstanding.................          --               --
  Common stock, $0.01 par value; 200,000,000 shares
    authorized; 75,771,504 and 75,055,160 shares issued and
    outstanding at June 30, 2002 and December 31, 2001,
    respectively............................................         758              751
  Additional paid-in capital................................     786,886          778,018
  Deferred compensation, net................................          --              (20)
  Accumulated other comprehensive income....................       6,654           11,134
  Accumulated deficit.......................................    (357,618)        (314,532)
                                                               ---------        ---------
  Total stockholders' equity................................     436,680          475,351
                                                               ---------        ---------
  Total liabilities and stockholders' equity................   $ 860,474        $ 925,131
                                                               =========        =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      VERTEX PHARMACEUTICALS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2002      2001*       2002      2001*
                                                       --------   --------   --------   --------
                                                                      (UNAUDITED)
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Pharmaceutical revenues:
  Royalties..........................................  $  2,384   $  2,862   $  4,858   $  5,458
  Collaborative research and development revenues....    18,859     16,273     36,936     31,846
Discovery tools and service revenues:
  Product sales and royalties........................    15,587     15,423     30,797     26,952
  Service revenues...................................     5,500      6,083     10,434     11,341
                                                       --------   --------   --------   --------
Total revenues.......................................    42,330     40,641     83,025     75,597
                                                       --------   --------   --------   --------

Costs and expenses:
  Royalty payments...................................       828        972      1,645      1,853
  Cost of product sales and royalties................     2,662      6,828      7,252     13,696
  Cost of service revenues...........................     2,972      2,396      6,206      5,186
  Research and development...........................    46,546     34,577     93,568     67,117
  Sales, general and administrative..................    13,348     11,380     24,443     22,329
  Merger related costs...............................        --      4,363         --      5,542
                                                       --------   --------   --------   --------
Total costs and expenses.............................    66,356     60,516    133,114    115,723
                                                       --------   --------   --------   --------
Loss from operations.................................   (24,026)   (19,875)   (50,089)   (40,126)
  Interest income....................................     7,467     11,768     15,925     24,838
  Interest and other expense, net....................    (4,460)    (5,271)    (8,922)   (10,304)
                                                       --------   --------   --------   --------
Loss before cumulative effect of change in accounting
  principle..........................................   (21,019)   (13,378)   (43,086)   (25,592)
Cumulative effect of change in accounting
  principle..........................................        --         --         --    (25,901)
                                                       --------   --------   --------   --------
Net loss.............................................  $(21,019)  $(13,378)  $(43,086)  $(51,493)
                                                       ========   ========   ========   ========
Basic and diluted loss per common share before
  cumulative effect of change in accounting
  principle..........................................  $  (0.28)  $  (0.18)  $  (0.57)  $  (0.34)
Basic and diluted cumulative effect of change in
  accounting principle...............................        --         --         --      (0.35)
                                                       --------   --------   --------   --------
Basic and diluted net loss per common share..........  $  (0.28)  ($  0.18)  $  (0.57)  ($  0.69)
                                                       ========   ========   ========   ========
Basic and diluted weighted average number of common
  shares outstanding.................................    75,660     74,381     75,408     74,152

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

                      VERTEX PHARMACEUTICALS INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(43,086)  $(51,493)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization.............................    11,563      7,488
  Other non-cash items, net.................................     1,439      1,080
  Realized (gains)/losses on marketable securities..........    (1,016)      (326)
  Cumulative effect of change in accounting principle.......        --     25,901
  Changes in operating assets and liabilities:
  Accounts receivable.......................................     2,210        880
  Prepaid expenses..........................................     2,089         97
  Other current assets......................................     1,155     (1,878)
  Accounts payable..........................................    (1,864)     2,429
  Accrued expenses and other current liabilities............    (7,121)       559
  Deferred revenue..........................................   (13,146)      (393)
                                                              --------   --------
      Net cash used in operating activities.................   (47,777)   (15,656)
                                                              --------   --------

Cash flows from investing activities:
  Purchase of marketable securities.........................  (476,363)  (575,899)
  Sales and maturities of marketable securities.............   472,057    454,349
  Expenditures for property and equipment...................   (18,258)   (28,998)
  Restricted cash and other assets..........................      (219)   (15,628)
                                                              --------   --------
      Net cash used in investing activities.................   (22,783)  (166,176)
                                                              --------   --------
Cash flows from financing activities:
  Issuances of common stock, net............................     8,717     13,793
  Principal payments on notes payable, capital leases and
    other obligations.......................................    (2,356)    (2,362)
                                                              --------   --------
      Net cash provided by financing activities.............     6,361     11,431
                                                              --------   --------
  Effect of changes in exchange rates on cash...............       262       (436)
                                                              --------   --------
      Net decrease in cash and cash equivalents.............   (63,937)  (170,837)
Cash and cash equivalents--beginning of period..............   189,205    346,659
                                                              --------   --------
Cash and cash equivalents--end of period....................  $125,268   $175,822
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

    Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform with current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the results of operations for the interim periods ended June 30, 2002 and 2001.

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

    The following table sets forth the computation of basic and diluted loss per common share (in thousands, except per share amounts):

                                                       FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                          ENDED JUNE 30,         ENDED JUNE 30,
                                                       ---------------------   -------------------
                                                         2002        2001        2002       2001
                                                       ---------   ---------   --------   --------
Basic and diluted net loss per common share:
  Net loss before cumulative effect of changes in
    accounting principles............................  $(21,019)   $(13,378)   $(43,086)  $(25,592)
  Basic and diluted weighted average number of common
    shares outstanding...............................    75,660      74,381      75,408     74,152
  Basic and diluted net loss per common share before
    cumulative effect of changes in accounting
    principles.......................................  $  (0.28)   $  (0.18)   $  (0.57)  $  (0.34)
Anti-dilutive common equivalent shares outstanding:
  Stock options......................................    15,746      14,161      15,746     14,161
  Convertible notes..................................     3,414       3,739       3,414      3,739

                      VERTEX PHARMACEUTICALS INCORPORATED

2. ACCOUNTING POLICIES (CONTINUED)
SEGMENT INFORMATION

    On July 18, 2001, the Company completed a merger with Aurora Biosciences Corporation ("Aurora"). Aurora specialized in assay development, screening and cell biology services and instrumentation.

    On March 1, 2001, Aurora completed a merger with PanVera Corporation ("PanVera"). PanVera is a biotechnology company engaged in the development, manufacture and worldwide supply of proteins and reagents for evaluation as targets and drug screening assays for high-throughput screening.

    In the first quarter of 2002, following the acquisitions, the Company aligned its business into two operating segments: (i) Pharmaceuticals and
(ii) Discovery Tools and Services, in an effort to further leverage the strengths of the acquired business.

    The Company's Pharmaceuticals business seeks to discover, develop and commercialize major pharmaceutical products independently and with partners. The Company's Discovery Tools and Services business specializes in assay development, screening services, instrumentation and the manufacture and sale of proteins and reagents.

    As of July 1, 2002, the Company began to commercialize the Aurora instruments and services business, along with PanVera's reagents and probes business, under the name PanVera LLC. PanVera LLC's core business will include the manufacture and sale of proteins, reagents, probes and instruments as well as assay development and screening services to life sciences customers. The former Aurora San Diego site operations will mainly focus on pharmaceutical drug discovery and will operate under the name Vertex Pharmaceuticals (San Diego) LLC. These changes align with the operating segments of the business.

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

    Previously, the Company had recognized revenue from collaborative research and development arrangements in a manner similar to that prescribed by EITF 91-6. Under that model, revenue was recognized for non-refundable license fees, milestones, and collaborative research and development funding using the lesser of the non-refundable cash received or the result achieved using percentage of

                      VERTEX PHARMACEUTICALS INCORPORATED

3. CHANGE IN ACCOUNTING PRINCIPLE--REVENUE RECOGNITION (CONTINUED) completion accounting. Where the Company had no continuing involvement, non-refundable license fees were recorded as revenue upon receipt and milestones were recorded as revenue upon achievement of the milestone by the collaborative partner.

    Pursuant to this change in accounting principle, Vertex recorded a one-time non-cash charge of $25,901,000 in the first quarter of 2001. The impact of the adoption of this new accounting policy for revenue recognition for collaborative research and development revenues was to defer revenue recognition for certain portions of revenue previously recognized in prior accounting periods under our collaborative agreements into future accounting periods. The results for the three and six months ended June 30, 2001 have been restated in accordance with the new revenue recognition policy.

4. SEGMENT INFORMATION

    The Company has aligned its business into two operating segments:
(i) Pharmaceuticals and (ii) Discovery Tools and Services. The Company's Pharmaceuticals business seeks to discover, develop and commercialize major pharmaceutical products independently and with partners. The Company's Discovery Tools and Services business specializes in assay development, screening services, instrumentation and the manufacture and sale of proteins and reagents. The Company evaluates segment performance based on the loss before merger-related charges and the cumulative effect of the change in accounting principle. The Company does not evaluate segment performance based on the segment's total assets and therefore the Company's assets are not reported by segment. The following table presents, by segment, the results of operations for the three and six months ended June 30, 2002 and 2001. For the three and six months ended June 30, 2001, the Company was unable to restate the results of operations into the new operating segments: Pharmaceuticals and Discovery Tools and Services. Thus, for comparative purposes, the table also presents results of operations information for

                      VERTEX PHARMACEUTICALS INCORPORATED

4. SEGMENT INFORMATION (CONTINUED)
the three and six month periods ended June 31, 2002 and 2001 by the former segments: Vertex and Aurora.

                                                                                DISCOVERY
                                                                                TOOLS AND
(IN THOUSANDS)                                                PHARMACEUTICALS   SERVICES     TOTAL
--------------                                                ---------------   ---------   --------
Three Months Ended June 30, 2002:
Revenues....................................................      $ 21,243       $21,087    $ 42,330
Reportable segment income (loss)............................      $(32,617)      $11,598    $(21,019)
                                                                  --------       -------    --------

Six Months Ended June 30, 2002:
Revenues....................................................      $ 41,794       $41,231    $ 83,025
Reportable segment income (loss)............................      $(63,647)      $20,561    $(43,086)
                                                                  --------       -------    --------

(IN THOUSANDS)                                                   VERTEX        AURORA     TOTAL
--------------                                                -------------   --------   --------
Three Months Ended June 30, 2002:
Revenues....................................................    $ 20,973      $21,357    $ 42,330
Reportable segment income (loss)............................    $(23,345)     $ 2,326    $(21,019)
                                                                --------      -------    --------

Three Months Ended June 30, 2001:
Revenues....................................................    $ 18,280      $22,361    $ 40,641
Reportable segment income (loss)............................    $(12,612)     $ 3,597    $ (9,015)
                                                                --------      -------    --------

Six Months Ended June 30, 2002:
Revenues....................................................    $ 41,166      $41,859    $ 83,025
Reportable segment income (loss)............................    $(45,893)     $ 2,807    $(43,086)
                                                                --------      -------    --------

Six Months Ended June 30, 2001:
Revenues....................................................    $ 35,715      $39,882    $ 75,597
Reportable segment income (loss)............................    $(23,104)     $ 3,054    $(20,050)
                                                                --------      -------    --------

                                                           THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30,              JUNE 30,
                                                           -------------------   -------------------
                                                             2002       2001       2002       2001
                                                           --------   --------   --------   --------
Total loss for reportable segments.......................  $(21,019)  $ (9,015)  $(43,086)  $(20,050)
Merger related charges...................................        --   $ (4,363)        --     (5,542)
Cumulative effect of change in accounting
  principle--revenue recognition.........................        --         --         --    (25,901)
                                                           --------   --------   --------   --------
Total net loss...........................................  $(21,019)  $(13,378)  $(43,086)  $(51,493)
                                                           ========   ========   ========   ========

                      VERTEX PHARMACEUTICALS INCORPORATED

5. COMPREHENSIVE LOSS

   For the three and six months ended June 30, 2002 and 2001, respectively, comprehensive loss was as follows (in thousands):

                                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30,              JUNE 30,
                                                       -------------------   -------------------
                                                         2002       2001       2002       2001
                                                       --------   --------   --------   --------
Net loss.............................................  $(21,019)  $(13,378)  $(43,086)  $(51,493)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable
  securities.........................................     1,299        (37)    (4,742)     5,244
Foreign currency translation adjustment..............       413        (39)       262       (436)
                                                       --------   --------   --------   --------
Total change in other comprehensive loss.............     1,712        (76)    (4,480)     4,808
                                                       --------   --------   --------   --------
Total comprehensive loss.............................  $(19,307)   (13,454)  $(47,566)  $(46,685)
                                                       ========   ========   ========   ========

6. LEGAL PROCEEDINGS

    Chiron Corporation (Chiron) filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Eli Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. That reexamination proceeding is still on-going and the stay is still in effect. However, a Reexamination Certificate has been issued in two of the three Chiron patents in suit. While the length of the stay and the final outcome of the lawsuit cannot be determined, Vertex maintains that Chiron's claims are without merit and intends to defend the lawsuit, if and when it resumes, vigorously.

    On December 7, 2001 Oregon Health Sciences University filed suit against Vertex in the District Court of Oregon. The complaint in the suit seeks to name Dr. Bruce Gold, an employee of Oregon Health Sciences University, as an inventor and Oregon Health Sciences University as part owner of five of Vertex's neurophilin patents and associated damages. The suit stems from assays run on Vertex compounds by Dr. Gold under a sponsored research agreement in 1996. Vertex has investigated the inventorship on these patents and believes that Dr. Gold is not an inventor, Oregon Health Sciences has no ownership interest in any of these patents, and that the claims made in this complaint are without merit. Vertex intends to contest this claim vigorously. We believe, based on information currently available, that the ultimate outcome of the action will not have a material impact on the Company's consolidated financial position.

7. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS
No. 142 are effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 142 on January 1, 2002 as required; the adoption did not have a material effect on the Company's financial position and results of operations.

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

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have the same economic effect as a sale-leaseback transaction. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of certain provisions of this standard was required after May 15, 2002, while other provisions must be adopted within financial statements issued after May 15, 2002 or the year beginning after May 15, 2002. The Company is currently evaluating the potential impact of SFAS No. 145 on its financial position and results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard affects the accounting for restructuring charges and related activities. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    We are a global biotechnology company with more than 1,000 employees located in Cambridge, MA, Madison, WI, San Diego, CA and Abingdon, UK. We have two operating segments: Pharmaceuticals and Discovery Tools and Services.

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

    Our first approved product is Agenerase-Registered Trademark- (amprenavir), an HIV protease inhibitor, which we co-promote with GlaxoSmithKline. We earn a royalty from GlaxoSmithKline on sales of Agenerase. Agenerase has received approval in 34 countries worldwide, including the United States, the 15 member states of the European Union (E.U.), and Japan, where the drug is sold under the trade name Prozei-TM-. We have more than twelve drug candidates in development to treat viral diseases, cancer, autoimmune and inflammatory diseases, neurological disorders and genetic disorders. We have significant collaborations with large pharmaceutical companies including Aventis, Eli Lilly, GlaxoSmithKline, Novartis, and Serono. We are developing several drug candidates in commercial collaborations in which we retain rights to downstream product revenue.

    Our Discovery Tools and Services business specializes in assay development, screening services, instruments and products, and the manufacture and sale of proteins and reagents. This business has collaborations with large pharmaceutical companies for assay development, screening services and the development of specialized screening platforms, as well as the sale of proteins and reagents to the pharmaceuticals industry.

    Our Discovery Tools and Services business has contracts in place that require the delivery of products, licenses and services throughout 2002. These contracts account for more than $65 million of actual plus potential 2002 revenue of which approximately $12 million relates to one specific contract.

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

    The cumulative effect of the 2001 change in accounting principle related to revenue recognition recorded in the third quarter of 2001, retroactive to January 1, 2001, resulted in a non-cash charge to income of $25,901,000 in the first quarter of 2001. Included in the charge to income was $1,591,000 and

$3,182,000 of revenue recognized in the three and six months ended June 30, 2002 and $1,889,000 and $3,714,000 of revenue recognized in the three and six months ended June 30, 2001, respectively.

CRITICAL ACCOUNTING POLICIES

    Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements that are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reported periods. These items are constantly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

    In December 2001, the SEC requested that all registrants discuss their "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial conditions and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to makes estimates about the effect of matters that are inherently uncertain. While our significant accounting polices are more fully described in Note B to our consolidated financial statements included in our Form 10-K, we believe our revenue recognition policy to be critical and have outlined this policy below.

    Our revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". We generate revenue through collaborative research and development agreements, product sales, assay development and screening services and royalty agreements.

    Our collaborative research and development revenue is primarily generated through collaborative research and development agreements with strategic partners for the development of small molecule drugs that address major unmet medical needs. The terms of the agreements typically include non-refundable up-front license fees, funding of research and development efforts, payments based upon achievement of certain at-risk and substantive milestones and royalties on product sales.

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

    Revenue from sales of commercial drug substance, biotechnology products and certain instrumentation system sales, is recognized upon shipment, when the title to the product and associated risk of loss has passed to the customer, collectibility is reasonably assured and upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period, if applicable. Sales under long-term production contracts are recognized using percentage of completion accounting, based on actual costs incurred to date compared to total estimated costs to complete. Funding for prototype instrumentation systems was recognized ratably over the terms of the agreements, which approximated costs incurred. Milestones related to delivery of the components of the prototype systems were recognized when earned, as evidenced by written acknowledgement of acceptance from the customer.

    Service revenues include assay development, screening services and contracted product development. Service revenue is recognized as the services are performed or ratably over the service period if we believe such method will approximate the expense being incurred. Revenue from upfront fees is deferred and recognized over the service period.

    Our subsidiary has certain contracts under which it agrees to sell instrumentation systems and technology licenses in addition to providing assay development and screening services. Each of these separable elements may be individually delivered and is not considered essential to the functionality of the others. We allocate revenue under such contracts to each of the separable elements based on the relative fair value of each element, which under most of our agreements approximates the stated price in the contract.

    Royalty revenue is recognized based upon actual and estimated net sales of licensed products in licensed territories, as provided by our collaborative partner, and is generally recognized in the period the sales occur. Differences between actual royalty revenues and estimated royalty revenues, which have not been historically significant, are reconciled and any resulting adjustments are made in the quarter they become known.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

    Our net loss for the three months ended June 30, 2002 was $21,019,000 or $0.28 per basic and diluted common share compared to a loss before merger related costs of $9,015,000, or $0.12 per basic and diluted common share, for the three months ended June 30, 2001. The net loss for the three months ended June 30, 2001, including merger related costs of $4,363,000, was $13,378,000 or $0.18 per basic and diluted common share.

    Total revenues increased to $42,330,000 for the three months ended June 30, 2002 compared to $40,641,000 for the three months ended June 30, 2001. In the second quarter of 2002, Pharmaceuticals revenue was comprised of $2,384,000 in royalties and $18,859,000 in collaborative research and development revenue, as compared with $2,862,000 in royalties and $16,273,000 in collaborative research and development revenue in the second quarter of 2001. In the second quarter of 2002, Discovery Tools and Services revenue was comprised of $15,587,000 in product sales and royalties and $5,500,000 in service revenue, as compared with $15,423,000 in product sales and royalties and $6,083,000 in service revenue in the second quarter of 2001.

    Pharmaceuticals royalties consist primarily of Agenerase royalty revenue. Agenerase royalty revenue is based on actual and estimated worldwide net sales of Agenerase.

    Collaborative research and development revenue consists of research support payments, development reimbursements, milestones and amortization of previously received up-front or license payments.

    Collaborative research and development revenue increased in the second quarter of 2002 by 16%, or $2,586,000, as compared with the second quarter of 2001 due primarily to additional revenue earned under the Novartis collaboration. In the second quarter of 2002, we recognized $10,434,000 of revenue under the Novartis collaboration compared with $8,512,000 in the second quarter of 2001. Effort related to our kinase research program increased significantly in the first and second quarters of 2002 compared to 2001. Also, during the second quarter of 2002 development reimbursements from certain collaborators increased.

    Product sales and royalties include instrumentation sales, technology licensing and biotechnology product sales.

    Product sales increased $164,000, or 1%, to $15,587,000 in the second quarter of 2002 from $15,423,000 in the second quarter of 2001. The increase in product sales is due primarily to increased technology licensing during the quarter offset by decreased instrumentation revenue and biotechnology product revenue.

    Service revenue includes assay development, screening services and contracted product development.

    Service revenue decreased $583,000, or 10%, to $5,500,000 in the second quarter of 2002 from $6,083,000 in the second quarter of 2001. The decrease is a result of the completion of several significant screening agreements in late 2001.

    Pharmaceutical royalty costs of $828,000 and $972,000 in the second quarter of 2002 and 2001, respectively, consist primarily of royalty payments on the sales of Agenerase.

    Product costs decreased $4,166,000, or 61%, to $2,662,000 in the second quarter of 2002 from $6,828,000 in the second quarter of 2001. The decrease in product costs is attributable to a strategic shift in focus of the Discovery Tools and Services business towards technology licensing and discovery tools which have higher gross margins, and away from product sales. Product gross margins will fluctuate from period to period based upon the product mix.

    Cost of service revenue in our Discovery Tools and Services business increased $576,000, or 24%, to $2,972,000 in the second quarter of 2002 from $2,396,000 in the second quarter of 2001. The increase is primarily due to increased overhead related to these service agreements.

    Research and development expenses increased $11,969,000, or 35%, to $46,546,000 in the second quarter of 2002 from $34,577,000 in the second quarter 2001 primarily due to our continued investment in advancing our broad clinical pipeline and fueling our drug discovery engine. Our clinical investment was primarily focused on the advancement of our second generation p38 MAP kinase, caspase and IMPDH inhibitors. We currently are focusing these oral drugs on large market opportunities such as inflammatory, autoimmune and viral diseases. We continued to expand our multi-target gene family research programs, of which kinases is our most advanced, along with investments in target families such as proteases and ion channels. As a result of our continued expansion, personnel and facilities expenses also increased.

    Sales, general and administrative expenses increased $1,968,000, or 17%, to $13,348,000 for the three months ended June 30, 2002 from $11,380,000 for the three months ended June 30, 2001. This increase is primarily attributable to increased personnel and professional expenses as well as the write-off of certain land development costs. We believe we have a solid infrastructure necessary to support our growth and will continue to manage our investments prudently. In addition, legal and patent expenses have increased in the period as we continue to protect our intellectual property and contest a suit filed by Oregon Health Sciences University. We believe, based on information currently available, that the ultimate outcome of the action will not have a material impact on our consolidated financial position.

    Interest income decreased approximately $4,301,000 to approximately $7,467,000 in the second quarter of 2002 from $11,768,000 in the second quarter of 2001. This reflects a lower interest rate environment as well as a lower level of invested funds compared to the prior year.

    Interest expense decreased $811,000 to approximately $4,460,000 in the second quarter of 2002 from $5,271,000 in the second quarter of 2001. The decrease in interest expense is a result of the reduction in principal amount of our convertible notes from $345,000,000 at June 30, 2001 to $315,000,000 at June 30, 2002. In October 2001, we repurchased $30,000,000 in principal amount of our 5% convertible subordinated notes due September 2007.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

    The net loss for the six months ended June 30, 2002 was $43,086,000 or $0.57 per basic and diluted share, compared to a loss before our change in accounting principle and merger related costs of $20,050,000, or $0.27 per basic and diluted common share, for the six months ended June 30, 2001. The net loss for the six months ended June 30, 2001, including merger related costs of $5,542,000 and the cumulative effect of the change in accounting principle of $25,901,000, was $51,493,000 or $0.69 per basic and diluted common share.

    Total revenues increased to $83,025,000 for the six months ended June 30, 2002 from $75,597,000 for the six months ended June 30, 2001.

    Collaborative research and development revenue increased $5,090,000, or 16%, to $36,936,000 for the six months ended June 30, 2002 as compared with $31,846,000 for the six months ended June 30, 2001 primarily due to additional revenue earned under the Novartis collaboration. For the six months ended
June 30, 2002, we recognized $20,466,000 of revenue under the Novartis collaboration compared with $15,623,000 for the six months ended June 30, 2001. Effort related to our kinase research program increased significantly in the first and second quarters of 2002 compared to 2001.

    Product sales and royalties increased $3,845,000, or 14%, to $30,797,000 for the six months ended June 30, 2002 from $26,952,000 for the six months ended June 30, 2001. The increase in product sales is due primarily to increased technology licensing revenue offset by decreased instrumentation revenue and biotechnology product revenue.

    Services revenue decreased $907,000, or 8%, to $10,434,000 for the six months ended June 30, 2002 from $11,341,000 for the six months ended June 30, 2001. The decrease is a result of the completion of several screening agreements in late 2001.

    Product costs decreased $6,444,000, or 47%, to $7,252,000 for the six months ended June 30, 2002 from $13,696,000 for the six months ended June 30, 2001. The decrease in product costs is attributable to a strategic shift in focus of the Discovery Tools and Services business toward technology licensing and discovery tools which have higher gross margins, and away from product sales.

    Cost of service revenue in our Discovery Tools and Services business increased $1,020,000, or 20%, to $6,206,000 for the six months ended June 30, 2002 from $5,186,000 for the six months ended June 30, 2001. Cost of services increased as a result of increased personnel and professional expenses.

    Research and development costs increased $26,451,000, or 39%, to $93,568,000 for the six months ended June 30, 2002 from $67,117,000 for the six months ended June 30, 2001 primarily due to our continued investment in advancing our broad clinical pipeline and fueling our drug discovery engine.

    We have more than 12 drug candidates in development targeting a range of major diseases. Our collaborative partners have agreed to fund portions of our research and development programs and/or to conduct certain research and development related to specified drug candidates. The following table details our Collaborator and Company-sponsored research and development expenses for the three and six months ended June 30 (in thousands):

                                                FOR THE THREE MONTHS              FOR THE SIX MONTHS ENDED
                                                 ENDED JUNE 30, 2002                 ENDED JUNE 30, 2002
                                          ---------------------------------   ---------------------------------
                                          RESEARCH   DEVELOPMENT    TOTAL     RESEARCH   DEVELOPMENT    TOTAL
                                          --------   -----------   --------   --------   -----------   --------
Collaborator-Sponsored..................  $14,558      $ 8,318     $22,876    $29,221      $15,742     $44,963
Company-Sponsored.......................   15,994        7,676      23,670     31,235       17,370      48,605
                                          -------      -------     -------    -------      -------     -------
Total...................................  $30,552      $15,994     $46,546    $60,456      $33,112     $93,568
                                          =======      =======     =======    =======      =======     =======

                                                FOR THE THREE MONTHS              FOR THE SIX MONTHS ENDED
                                                 ENDED JUNE 30, 2001                 ENDED JUNE 30, 2001
                                          ---------------------------------   ---------------------------------
                                          RESEARCH   DEVELOPMENT    TOTAL     RESEARCH   DEVELOPMENT    TOTAL
                                          --------   -----------   --------   --------   -----------   --------
Collaborator-Sponsored..................  $13,750      $ 2,902     $16,652    $24,702      $ 8,090     $32,792
Company-Sponsored.......................    9,642        8,283      17,925     21,029       13,296      34,325
                                          -------      -------     -------    -------      -------     -------
Total...................................  $23,392      $11,185     $34,577    $45,731      $21,386     $67,117
                                          =======      =======     =======    =======      =======     =======

    To date we have incurred in excess of $724,000,000 in research and development costs associated with drug discovery and development. These costs include discovery costs associated with our kinase, protease and ion channel gene family programs and our other discovery programs, as well as development costs incurred in advancing drug candidates that were products of these discovery programs. Our major development investments relate to the drug candidates identified on the table appearing on the following page. We anticipate research and development expenses will continue to increase as we add personnel and expand research and development activities to accommodate our existing collaborations and additional commitments we may make.

    We estimate that it takes from 10 to 15 years (industry average is 12 years) to discover, develop and bring to market a pharmaceutical product. Drug development in the United States is a process that includes several steps defined by the FDA as outlined below:

PHASE:                                          OBJECTIVE:                          ESTIMATED DURATION:
------                  ----------------------------------------------------------  -------------------
Discovery               Lead identification and target validation                   2 to 4 years

DEVELOPMENT

Pre-Clinical            Toxicology to identify risks for humans; gather early
                        pharmacokentic data                                         1 to 2 years
Phase I                 Establish safety in humans, study how the drug works,
                        metabolizes and interacts with other drugs                  1 to 2 years
Phase II                Explore effectiveness of the drug and its optimal dosage    2 to 4 years
Phase III               Confirm efficacy, dose regimen and safety profile of the
                        drug                                                        2 to 4 years
FDA approval            Approval by the FDA to sell and market the drug under
                        certain prescribed labeling                                 6 months to 2 years

    The successful development of our products is highly uncertain and subject to a number of risk factors. The duration of clinical trials may vary substantially according to the type, complexity and novelty of the pharmaceutical product. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and the cost related to discovery, pre-clinical and clinical trials may vary significantly over the life of a project and are difficult to predict. The most significant costs associated with drug discovery and development are those costs associated with Phase II and Phase III clinical trials. Due to the variables described above, we are not able to estimate precisely the costs to complete these research and development programs.

    Below is a summary of our drug candidates currently in pre-clinical and clinical development:

DRUG                      CLINICAL INDICATIONS                PHASE      PROGRAM           COLLABORATOR
----                      ----------------------------------  --------   ---------------   ---------------
INFECTIOUS DISEASE
VX-175 (GW433908 or 908)  HIV                                 III        Protease (HIV)    GlaxoSmithKline
Merimepodib (VX-497)      Chronic hepatitis C                 II         IMPDH             --
VX-950                    Chronic hepatitis C                 Preclin    Protease (HCV)    Eli Lilly
VX-799                    Sepsis                              Preclin    Caspases          Serono; Taisho
VX-385                    HIV                                 Preclin    Protease (HIV)    GlaxoSmithKline

INFLAMMATION AND AUTOIMMUNE DISEASE
Pralnacasan (VX-740)      Rheumatoid arthritis (RA);          II         ICE               Aventis
                            osteoarthritis (OA)
VX-148                    Psoriasis; autoimmune diseases      I          IMPDH             --
VX-702                    Inflammatory diseases               I          p38 MAP Kinase    Kissei (Far
                                                                                           East)
VX-944                    Various                             Preclin    IMPDH             --
VX-765                    Inflammatory diseases               Preclin    ICE               --
VX-850                    Inflammatory diseases               Preclin    p38 MAP Kinase    Kissei (Far
                                                                                           East)

CANCER
Incel-TM-                 Multidrug resistant solid tumor     II         MDR               --
                            cancers
VX-853                    Multidrug resistant solid tumor     I/II       MDR               --
                            cancers

GENETIC DISORDERS
VX-563                    Multiple indications                Preclin    Histone           --
                                                                         Deacetylase

    Currently, our discovery operations are focused significantly on the kinase research program with Novartis. Other significant discovery programs include ion channels, proteases, caspases and gyrase. Our development investment is primarily focused on the advancement of our second-generation p38 MAP kinase program (VX-702 and VX-850), IMPDH program (VX-148, VX-497 and VX-944) and ICE program (VX-765). Our collaborative partners are advancing other significant late stage drug candidates such as VX-175, targeted at HIV, and Pralnacasan (VX-740), currently targeting rheumatoid arthritis and osteoarthritis. Our partners bear the costs of the continued development of these drugs.

    We organize our research and development efforts based on the drug target or target gene family. The programs detailed above identify the targets for therapeutic intervention.

    Sales, general and administrative expenses increased $2,114,000, or 9%, to $24,443,000 for the six months ended June 30, 2002 from $22,329,000 for the six months ended June 30, 2001. The increase is primarily related to increased personnel and professional expenses as well as increased legal expenses as we continue to protect our intellectual property and contest a suit filed by Oregon Health Sciences University.

    Interest income decreased $8,913,000 to approximately $15,925,000 for the six months ended June 30, 2002 from $24,838,000 for the six months ended
June 30, 2001. The decrease is a result of lower funds invested and lower portfolio yields.

    Interest expense decreased $1,382,000 to approximately $8,922,000 for the six months ended June 30, 2002 from $10,304,000 for the six months ended
June 30, 2001. The decrease is a result of the reduction in principal amount of our convertible notes from $345,000,000 at June 30, 2001 to $315,000,000 at June 30, 2002. In October 2001, we repurchased $30,000,000 in principal amount of our 5% convertible subordinated notes due September 2007.

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

    We expect to finance these substantial cash needs with future payments under our existing and future collaborative agreements, strategic technology alliances, royalties from the sales of Agenerase, revenues from assay development and screening services, product sales, existing cash and marketable securities of $679,845,000 at June 30, 2002, together with investment income earned thereon, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

    Our aggregate cash and marketable securities decreased $63,357,000 to $679,845,000, which includes cash and cash equivalents of $125,268,000, at June 30, 2002 from $743,202,000, including cash and cash equivalents of $189,205,000, at December 31, 2001. Net cash used in operations was $47,777,000 for the six months ended June 30, 2002. Included in the cash used in operations was the net loss of $43,086,000 and a decrease in deferred revenue of $13,146,000, partially offset by $11,986,000 of non-cash charges and gains. Deferred revenue decreased due to cash received for research funding and the receipt of a milestone payment in late 2001. Such cash was based on contractual commitments that are being fulfilled in 2002 and 2003. Cash used by investing activities for the six months ended June 30, 2002 was $22,783,000, including net purchases of available-for-sale securities of $4,306,000 and property and equipment expenditures of $18,258,000 as we continue to invest in our infrastructure and drug discovery technology. Cash provided by financing activities during the six months ended June 30, 2002 was $6,361,000 including $8,717,000 from the issuance of common stock under employee stock option and benefit plans offset by $2,356,000 in principal payments on capital leases and other obligations. The decrease in cash and marketable securities can fluctuate from quarter to quarter.

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

LEGAL PROCEEDINGS

    Chiron Corporation filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Eli Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent re-examination. That reexamination proceeding is still on-going and the stay is still in effect. However, a Reexamination Certificate has been issued in two of the three Chiron patents in suit. While the length of the stay and the final outcome of the lawsuit cannot be determined, we maintain that Chiron's claims are without merit and we intend to defend the lawsuit, if and when it resumes, vigorously.

    On December 7, 2001 Oregon Health Sciences University filed suit against Vertex in the District Court of Oregon. The complaint in the suit seeks to name Dr. Bruce Gold, an employee of Oregon Health Sciences University, as an inventor and Oregon Health Sciences University as part owner of five of Vertex's neurophilin patents, and associated damages. The suit stems from assays run on Vertex compounds by Dr. Gold under a sponsored research agreement in 1996. We have investigated the inventorship on these patents and believe that Dr. Gold is not an inventor, Oregon Health Sciences has no ownership interest in any of these patents, and that the claims made in this complaint are without merit. We intend to contest this claim vigorously.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS
No. 142 are effective for fiscal years beginning after December 15, 2001. We adopted the provisions of SFAS 142 on January 1, 2002 as required. That adoption did not have any effect on our financial position and results of operations.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. We adopted the provisions of SFAS 144 on January 1, 2002 as required. That adoption did not have any effect on our financial position and results of operations.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have the same economic effect as a sale-leaseback transaction. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of certain provisions of this standard was required after May 15, 2002, while other provisions must be adopted within financial statements issued after May 15, 2002 or the year beginning after May 15, 2002. We are currently evaluating the potential impact of SFAS No. 145 on our financial position and results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard affects the accounting for restructuring charges and related activities. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002.

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

PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 17, 2002.

    The stockholders elected Roger W. Brimblecombe, Donald R. Conklin and Stuart J.M. Collinson to the class of directors whose term expires in 2005. The tabulation of votes with respect to the election of such directors is as follows:

                                                TOTAL VOTE FOR:   TOTAL VOTE WITHHELD:
                                                ---------------   --------------------
Roger W. Brimblecombe.........................     59,899,183           236,335
Donald R. Conklin.............................     59,614,285           521,233
Stuart J.M. Collinson.........................     59,857,607           277,911

    In addition, the stockholders approved amendments to the Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan, including an amendment to increase the total number of shares of common stock authorized for issuance under that plan by 600,000, by a vote of 54,195,646 shares in favor, 5,687,763 shares against, and 252,109 shares abstaining.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

    None

    (b) Reports on Form 8-K:

    On May 24, 2002, we filed a Report on Form 8-K dated May 23, 2002, Item 5, reporting that Lynne H. Brum, the Company's Vice President of Corporate Development and Communications, entered into a plan with Goldman, Sachs & Co., pursuant to which Goldman will undertake to sell, subject to a limit order, an aggregate of 23,816 shares of the Company's stock issuable upon exercise of options held by Ms. Brum.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       VERTEX PHARMACEUTICALS INCORPORATED

August 14, 2002                                        By:               /s/ IAN F. SMITH
                                                            -----------------------------------------
                                                                           Ian F. Smith
                                                                        VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER