Form 10-Q
period 2002-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2002-11-14
CIK 875320

Use these links to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-19319

VERTEX PHARMACEUTICALS INCORPORATED
(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04-3039129 (I.R.S. Employer Identification No.)
130 WAVERLY STREET, CAMBRIDGE, MASSACHUSETTS (Address of principal executive offices, including zip code)	02139-4242 (zip code)
(617) 444-6100 (Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  ☒    NO  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share Class	76,368,186 Outstanding at November 08, 2002

Vertex Pharmaceuticals Incorporated

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
	(In thousands, except share and per share data)
Assets
Current assets:
Cash and cash equivalents	$103,594	$189,205
Marketable securities, available for sale	547,760	553,997
Accounts receivable	13,100	20,265
Prepaid expenses	4,253	6,636
Other current assets	4,946	5,989

Total current assets	673,653	776,092

Restricted cash	26,091	26,190
Property and equipment, net	92,391	80,377
Investments	26,433	26,433
Other assets	12,501	16,039

Total assets	$831,069	$925,131

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,170	$11,628
Accrued expenses and other current liabilities	24,090	31,381
Accrued interest	527	4,467
Deferred revenue	19,032	39,498
Obligations under capital leases and other obligations	2,969	4,579

Total current liabilities	58,788	91,553

Obligations under capital leases and other obligations, excluding current portion	6,313	8,026
Deferred revenue, excluding current portion	42,755	35,201
Convertible subordinated notes (due September 2007)	315,000	315,000

Total liabilities	422,856	449,780

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 76,111,191 and 75,055,160 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	761	751
Additional paid-in capital	790,628	778,018
Deferred compensation, net	—	(20)
Accumulated other comprehensive income	7,894	11,134
Accumulated deficit	(391,070)	(314,532)

Total stockholders' equity	408,213	475,351

Total liabilities and stockholders' equity	$831,069	$925,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited) (In thousands, except per share data)
Pharmaceutical revenues:
Royalties	$2,610	$2,592	$7,468	$8,050
Collaborative research and development revenues	18,792	17,889	55,728	49,735
Discovery tools and service revenues:
Product sales and royalties	8,147	13,442	38,944	40,394
Service revenues	4,727	6,445	15,161	17,786

Total revenues	34,276	40,368	117,301	115,965

Costs and expenses:
Royalty payments	880	880	2,525	2,732
Cost of product sales and royalties	2,875	7,318	10,127	21,015
Cost of service revenues	2,822	3,235	9,028	8,421
Research and development	50,622	38,596	144,190	105,713
Sales, general and administrative	12,928	10,741	37,371	33,070
Merger related costs	—	15,751	—	21,293

Total costs and expenses	70,127	76,521	203,241	192,244

Loss from operations	(35,851)	(36,153)	(85,940)	(76,279)
Interest income	6,811	12,223	22,736	37,061
Interest expense	(4,412)	(4,927)	(13,293)	(14,809)
Other expense	—	(372)	(41)	(794)

Loss before cumulative effect of changes in accounting principles	(33,452)	(29,229)	(76,538)	(54,821)
Cumulative effect of change in accounting principle—revenue recognition (Note 3)	—	—	—	(25,901)
Cumulative effect of change in accounting principle—derivatives (Note 4)	—	17,749	—	17,749

Net loss	$(33,452)	$(11,480)	$(76,538)	$(62,973)

Basic and diluted loss per common share before cumulative effect of changes in accounting principles	$(0.44)	$(0.39)	$(1.01)	$(0.74)
Basic and diluted cumulative effect of change in accounting principle—revenue recognition	—	—	—	(0.35)
Basic and diluted cumulative effect of change in accounting principle—derivatives	—	0.24	—	0.24

Basic and diluted net loss per common share	$(0.44)	$(0.15)	$(1.01)	$(0.85)

Basic and diluted weighted average number of common shares outstanding	75,979	74,682	75,600	74,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2002	2001
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(76,538)	$(62,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,135	12,240
Non-cash based compensation expense	2,107	1,410
Write-down of marketable securities and investments	543	—
Other non-cash items, net	1,265	36
Realized gains on marketable securities	(1,838)	(2,920)
Cumulative effect of change in accounting principles	—	8,152
Equity in losses of unconsolidated subsidiary	—	662
Changes in operating assets and liabilities:
Accounts receivable	7,365	(2,019)
Prepaid expenses	2,384	132
Other current assets	2,614	(1,213)
Accounts payable	543	(2,061)
Accrued expenses and other current liabilities	(5,794)	4,071
Accrued interest	(3,937)	(4,338)
Deferred revenue	(12,912)	(483)

Net cash used in operating activities	(66,063)	(49,304)

Cash flows from investing activities:
Purchase of marketable securities	(596,966)	(959,983)
Sales and maturities of marketable securities	600,837	904,180
Expenditures for property and equipment	(30,657)	(42,171)
Restricted cash and other assets	(378)	(14,885)

Net cash used in investing activities	(27,164)	(112,859)

Cash flows from financing activities:
Issuances of common stock	10,534	15,202
Principal payments on notes payable, capital leases and other obligations	(3,340)	(3,593)

Net cash provided by financing activities	7,194	11,609

Effect of changes in exchange rates on cash	422	(154)
Net decrease in cash and cash equivalents	(85,611)	(150,708)
Cash and cash equivalents—beginning of period	189,205	346,659

Cash and cash equivalents—end of period	$103,594	$195,951

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements

1.  Basis of Presentation

        The accompanying condensed consolidated financial statements are unaudited and have been prepared by Vertex Pharmaceuticals Incorporated ("Vertex" or the "Company") in accordance with accounting principles generally accepted in the United States of America.

        The condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform with current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2002 and 2001.

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

2.  Accounting Policies

Basic and Diluted Loss per Common Share

        Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible notes. Common equivalent shares have not been included in the net loss per share calculations as their effect would be anti-dilutive. Total potential gross common equivalent shares, before applying the treasury stock method, at September 30, 2002 consist of 17,282,298 stock options outstanding with a weighted average exercise price of $25.84 and notes convertible into 3,414,264 shares of common stock at a conversion price of $92.26 per share. Total potential common equivalent shares at September 30, 2001 consist of 17,072,692 stock options outstanding with a weighted average exercise price of $29.42 and notes convertible into 3,739,432 shares of common stock at a conversion price of $92.26 per share.

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

        In the first quarter of 2002, following the acquisitions, the Company organized its business into two operating segments: (i) Pharmaceuticals and (ii) Discovery Tools and Services, in an effort to further leverage the strengths of the acquired business.

        The Company's Pharmaceuticals business seeks to discover, develop and commercialize major pharmaceutical products independently and with partners. The Company's Discovery Tools and Services business specializes in assay development, screening services, instrumentation and the manufacture and sale of proteins and reagents.

        As of July 1, 2002, the Company began to commercialize the Aurora instruments and assay development and screening services business, along with PanVera's reagents and probes business, under the name PanVera LLC. PanVera LLC represents the Company's Discovery Tools and Services operating segment, which includes the manufacture and sale of proteins, reagents, probes and instruments as well as assay development and screening services to life sciences customers. The former Aurora San Diego site, operating under the name Vertex Pharmaceuticals (San Diego) LLC, is now mainly dedicated to the Company's Pharmaceuticals business segment.

3.  Change in Accounting Principle—Revenue Recognition

        In the third quarter of 2001, in connection with an overall review of accounting policies concurrent with the merger with Aurora, Vertex elected to change its revenue recognition policy for collaborative and other research and development revenues from the EITF 91-6 method to the substantive milestone method. Vertex believes this method is preferable because it is more reflective of the Company's on going business operations and because it is consistent with industry practices following the prior year implementation of SAB 101, "Revenue Recognition in Financial Statements," throughout the biotechnology industry. Under the new accounting method, adopted retroactively to January 1, 2001, the Company recognizes revenue from non-refundable, up-front, license and milestone payments, not specifically tied to a separate earnings process, ratably over the period of performance. Research funding is recognized as earned ratably over the period of effort. Milestone payments, based on designated achievement points that are considered at risk and substantive at the inception of the contract, are recognized as earned when the milestone is met and the corresponding payment is reasonably assured. The Company evaluates whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that needs to be overcome and the level of investment required.

        Previously, the Company had recognized revenue from collaborative research and development arrangements in a manner similar to that prescribed by EITF 91-6. Under that model, revenue was recognized for non-refundable license fees, milestones, and collaborative research and development funding using the lesser of the non-refundable cash received or the result achieved using percentage of completion accounting. Where the Company had no continuing involvement, non-refundable license fees were recorded as revenue upon receipt and milestone payments were recorded as revenue upon achievement of the milestone by the collaborative partner.

        Pursuant to this change in accounting principle, Vertex recorded a non-cash charge of $25,901,000 in the first quarter of 2001. The impact of the adoption of this new accounting policy for revenue recognition for collaborative research and development revenues was to defer revenue recognition for certain portions of revenue previously recognized in prior accounting periods under our collaborative agreements into future accounting periods. The results for the three and nine months ended September 30, 2001 have been restated in accordance with the new revenue recognition policy.

        Included in the charge to income was $1,591,000 and $4,773,000 of revenue recognized in the three and nine months ended September 30, 2002 and $1,889,000 and $5,603,000 of revenue recognized in the three and nine months ended September 30, 2001, respectively.

4.  Change in Accounting Principle—Accounting for Derivatives under DIG A17; Investment in Affiliate

        In the third quarter of 2001 Vertex adopted Derivative Implementation Group No. A17, "Contracts that Provide for Net Share Settlement" ("DIG A17"). Subsequent to the issuance of SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", the FASB established the Derivatives Implementation Group ("DIG") to address and interpret practice issues relating to contracts that provide for net share settlement, including warrants of a privately held company. Pursuant to the adoption of DIG A17, Vertex recorded a $17,749,000 cumulative effect of a change in accounting principle to reflect the value of warrants held in an affiliated private company at July 1, 2001 as income with a corresponding increase to the investment in affiliate caption on the Company's September 30, 2001 balance sheet. The valuation of the warrants was determined based on an independent appraisal. As of September 30, 2001, the warrants no longer qualified as derivatives under DIG A17 due to changes in the terms of the warrants coincident with a financial restructuring of the affiliate. That same restructuring reduced Vertex's relative common stock ownership in the affiliate. Accordingly, effective September 28, 2001, Vertex accounts for the affiliate using the cost method, whereas prior to that date Vertex accounted for its investment in Altus Biologics Inc. ("Altus") under the equity method.

5.  Segment Information

        The Company has two operating segments: (i) Pharmaceuticals and (ii) Discovery Tools and Services. The Company's Pharmaceuticals business seeks to discover, develop and commercialize major pharmaceutical products independently and with partners. The Company's Discovery Tools and Services business specializes in assay development, screening services, instrumentation and the manufacture and sale of proteins and reagents. The Company evaluates segment performance based on the loss before merger-related charges and the cumulative effect of the changes in accounting principle. The Company does not evaluate segment performance based on the segment's total assets and therefore the Company's assets are not reported by segment. The following table presents, by segment, the results of operations for the three and nine months ended September 30, 2002 and 2001. For the three and nine months ended September 30, 2001, the Company was unable to restate the results of operations into the new operating segments. Thus, for comparative purposes, the table also presents results of operations information for the three and nine month periods ended September 31, 2002 and 2001 by the former segments: Vertex and Aurora.

(In thousands)	Pharmaceuticals	Discovery Tools and Services	Total
Three Months Ended September 30, 2002:
Revenues	$21,402	$12,874	$34,276
Reportable segment income (loss)	$(36,805)	$3,353	$(33,452)
Nine Months Ended September 30, 2002:
Revenues	$63,196	$54,105	$117,301
Reportable segment income (loss)	$(101,578)	$25,040	$(76,538)
(In thousands)	Vertex	Aurora	Total
Three Months Ended September 30, 2002:
Revenues	$21,148	$13,128	$34,276
Reportable segment loss	$(28,699)	$(4,753)	$(33,452)
Three Months Ended September 30, 2001:
Revenues	$19,729	$20,639	$40,368
Reportable segment income (loss)	$(15,645)	$2,167	$(13,478)
Nine Months Ended September 30, 2002:
Revenues	$62,314	$54,987	$117,301
Reportable segment loss	$(74,494)	$(2,044)	$(76,538)
Nine Months Ended September 30, 2001:
Revenues	$55,444	$60,521	$115,965
Reportable segment income (loss)	$(38,749)	$5,221	$(33,528)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)
	2002	2001	2002	2001
Total loss for reportable segments	$(33,452)	$(13,478)	$(76,538)	$(33,528)
Merger related charges	—	(15,751)	—	(21,293)
Cumulative effect of change in accounting principle—revenue recognition	—	—	—	(25,901)
Cumulative effect of change in accounting principle—derivatives	—	17,749	—	17,749

Total net loss	$(33,452)	$(11,480)	$(76,538)	$(62,973)

6.  Comprehensive Loss

        For the three and nine months ended September 30, 2002 and 2001, respectively, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(33,452)	$(11,480)	$(76,538)	$(62,973)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable securities	1,080	3,007	(3,662)	8,251
Foreign currency translation adjustment	160	282	422	(154)

Total change in other comprehensive loss	1,240	3,289	(3,240)	8,097

Total comprehensive loss	$(32,212)	$(8,191)	$(79,778)	$(54,876)

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

        On December 7, 2001 Oregon Health Sciences University filed suit against Vertex in the District Court of Oregon. The complaint in the suit seeks to name Dr. Bruce Gold, an employee of Oregon Health Sciences University, as an inventor and Oregon Health Sciences University as part owner of five of Vertex's neurophilin patents and associated damages. The suit stems from assays run on Vertex compounds by Dr. Gold under a sponsored research agreement in 1996. Vertex has investigated the inventorship on these patents and believes that Dr. Gold is not an inventor, Oregon Health Sciences has no ownership interest in any of these patents, and that the claims made in the complaint are without merit. Vertex intends to contest this claim vigorously. We believe, based on information currently available, that the ultimate outcome of the action will not have a material impact on the Company's consolidated financial position.

8.  Recent Accounting Pronouncements

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have the same economic effect as a sale-leaseback transaction. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of certain provisions of this standard was required after May 15, 2002, while other provisions must be adopted for financial statements issued after May 15, 2002 or for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position and results of operations.

        In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard affects the accounting for restructuring charges and related activities. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have an impact on its financial position and results of operations.

        In July 2000 the Emerging Issues Task Force ("EITF") released EITF 00-21A, "Accounting for Revenue Arrangements with Multiple Deliverables" for comment. EITF 00-21A addresses revenue recognition for arrangements with multiple deliverables. The draft of EITF 00-21A was updated in October 2002 and is proposed to be effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. The Company is currently assessing the potential impact of EITF 00-21A (if it were approved) on its financial position and results of operations.

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

        Our first approved product is Agenerase® (amprenavir), an HIV protease inhibitor, which we co-promote with GlaxoSmithKline. We earn a royalty from GlaxoSmithKline on sales of Agenerase. Agenerase has received approval in 34 countries worldwide, including the United States, the 15 member states of the European Union (E.U.), and Japan, where the drug is sold under the trade name Prozei™. We have more than twelve drug candidates in development to treat viral diseases, cancer, autoimmune and inflammatory diseases, neurological disorders and genetic disorders. We have significant collaborations with large pharmaceutical companies including Aventis, Eli Lilly and Company, GlaxoSmithKline, Novartis, and Serono. We are developing several drug candidates in commercial collaborations in which we retain rights to downstream product revenue. Additionally, we intend to commercialize some of our drug candidates independently.

        Our collaborations and contracts in the Pharmaceuticals business provide us with financial support and other valuable resources for our research programs, development of our clinical drug candidates, and marketing and sales of our products. We believe that we are positioned to commercialize multiple products in the coming years, which we expect will generate increased milestone payments, product revenues and royalty payments.

        Our Discovery Tools and Services business specializes in assay development, screening services, instruments, and the manufacture and sale of proteins and reagents. This business involves the sale of proteins and reagents to the pharmaceuticals industry as well as collaborative agreements with large pharmaceutical companies for assay development, screening services and the development of specialized screening platforms. Our Discovery Tools and Services business has contracts in place that require the delivery of products, licenses and services throughout 2002. These contracts were initiated principally by the former Aurora business, and we do not expect to replace these contracts at a comparable level in 2003 or the near future. These contracts account for more than $50,000,000 of actual plus potential 2002 revenue of which $12,000,000 relates to one specific contract.

        We have incurred operating losses since our inception and expect to incur losses for the foreseeable future. We plan to make significant investments in research and development for our potential pharmaceutical products. We expect that losses will fluctuate from year to year and that these fluctuations may be substantial.

        In the third quarter of 2001, in connection with our overall review of accounting policies concurrent with our merger with Aurora, we elected to change our revenue recognition policy for collaborative and other research and development revenues from the Emerging Issues Task Force No. 91-6 (EITF 91-6) method to the Substantive Milestone Method. We believe this method is preferable because it is more reflective of the Company's on-going business operations and is more consistent with industry practices following the prior year implementation of SAB 101 throughout the biotechnology industry.

        The cumulative effect of the 2001 change in accounting principle related to revenue recognition, which was recorded in the third quarter of 2001 retroactive to January 1, 2001, resulted in a non-cash charge to income of $25,901,000 in the first quarter of 2001. Included in the charge to income was $1,591,000 and $4,773,000 of revenue recognized in the three and nine months ended September 30, 2002 and $1,889,000 and $5,603,000 of revenue recognized in the three and nine months ended September 30, 2001, respectively.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements that are unaudited and have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reported periods. These items are periodically monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

        In December 2001, the SEC requested that all registrants discuss their "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one that is both important to the portrayal of the company's financial conditions and results, and requires management's most difficult, subjective or complex judgments, often as a result of the need to makes estimates about the effect of matters that are inherently uncertain. While our significant accounting polices are more fully described in Note B to our consolidated financial statements included in our Form 10-K filed with the Securities Exchange Commission, we believe our revenue recognition policy to be critical and have outlined this policy below.

        Our revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". We generate revenue through collaborative research and development agreements, product sales, assay development and screening services and royalty agreements.

        Our collaborative research and development revenue is primarily generated through collaborative research and development agreements with strategic partners for the development of small molecule drugs that address major unmet medical needs. The terms of the agreements typically include payment to us of non-refundable up-front license fees, funding of our research and development efforts, payments based upon achievement of certain at-risk and substantive milestones and royalties on product sales.

        Under the Substantive Milestone Method, adopted retroactively to January 1, 2001, we recognize revenue from non-refundable, up-front license fees and milestone payments, not specifically tied to a separate earnings process, ratably over the contracted or estimated period of performance. Changes in estimates could impact revenue in the period the estimate is changed. Research funding is recognized as earned, ratably over the period of effort. Milestone payments that are based on designated achievement points and that are considered at risk and substantive at the inception of the collaborative contract are recognized as earned when the milestone is met and the corresponding payment is considered reasonably assured. We evaluate whether milestone payments are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that must be overcome and the level of investment required.

        Product sales include instrumentation system sales, technology licensing and biotechnology product sales as well as commercial drug substance sales. Revenue from licenses where we have continuing obligations is recognized over the term of the license. Revenue from perpetual licenses is recognized when the license is issued, provided that there are no significant continuing obligations and the payment is non-refundable and non-creditable.

        Revenue from sales of commercial drug substance, biotechnology products and certain instrumentation system sales is recognized upon shipment, when the title to the product and associated risk of loss has passed to the customer, collectibility is reasonably assured and upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period, if applicable. Sales under long-term production contracts are recognized using efforts based accounting, based on actual costs incurred to date compared to total estimated costs to complete. Funding for prototype instrumentation systems is recognized ratably over the terms of the agreement, which approximate costs incurred. Milestone payments related to delivery of the components of the prototype systems are recognized when earned as evidenced by written acknowledgement of acceptance from the customer.

        Service revenues include assay development, screening services and contracted product development. Service revenue is recognized as the services are performed or ratably over the service period if we believe that method will approximate the expense being incurred. Revenue from upfront fees is deferred and recognized over the service period.

        Certain contracts of our Discovery Tools and Services business contain obligations to sell instrumentation systems and technology licenses in addition to providing assay development and screening services. Each of these separable elements may be individually delivered and is not considered essential to the functionality of the others. Revenue under such contracts is allocated to each of the separable elements based on the relative fair value of each element, which under most of our agreements approximates the stated price in the contract.

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

Three Months Ended September 30, 2002 Compared with Three Months Ended September 30, 2001

        Our net loss for the three months ended September 30, 2002 was $33,452,000 or $0.44 per basic and diluted common share compared to a loss for the three months ended September 30, 2001, before the change in accounting principle related to the adoption of Derviatives Implementation Group Issue No. A17, "Contracts that Provide for Net Share Settlement" (DIG A17) and merger related costs, of $13,478,000 or $0.18 per basic and diluted common share. Our net loss for the three months ended September 30, 2001, including merger related costs of $15,751,000 and the cumulative effect of the change in accounting principle related to the adoption of DIG A17 of $17,749,000, was $11,480,000 or $0.15 per basic and diluted common share.

        Total revenues decreased $6,092,000, or 15%, to $34,276,000 for the three months ended September 30, 2002 from $40,368,000 for the three months ended September 30, 2001. In the third quarter of 2002, Pharmaceuticals revenue was comprised of $2,610,000 in royalties and $18,792,000 in collaborative research and development revenue, as compared with $2,592,000 in royalties and $17,889,000 in collaborative research and development revenue in the third quarter of 2001. In the third quarter of 2002, Discovery Tools and Services revenue was comprised of $8,147,000 in product sales and royalties and $4,727,000 in service revenue, as compared with $13,442,000 in product sales and royalties and $6,445,000 in service revenue in the third quarter of 2001.

        Pharmaceuticals royalties consist primarily of Agenerase royalty revenue. Agenerase royalty revenue is based on actual and estimated worldwide net sales of Agenerase.

        Collaborative research and development revenue consists of research support payments, development reimbursements, milestone payments and amortization of previously received up-front or license payments.

        Collaborative research and development revenue increased in the third quarter of 2002 by $903,000, or 5%, as compared with the third quarter of 2001, due in part to additional revenue earned under our Novartis collaboration. In the third quarter of 2002, we recognized $10,802,000 of revenue under the Novartis collaboration compared with $10,530,000 in the third quarter of 2001. Additionally, in the third quarter of 2002 we recognized revenue related to the amortization of a milestone payment received in late 2001 in connection with our collaboration with Eli Lilly.

        Product sales and royalties include instrumentation sales, technology licensing and biotechnology product sales.

        Product sales decreased $5,295,000, or 39%, to $8,147,000 in the third quarter of 2002 from $13,442,000 in the third quarter of 2001. The decrease in product sales is due primarily to decreased technology licensing revenue and instrumentation revenue. Specifically, certain obligations pertaining to one contract were not completed prior to September 30, 2002. These obligations were subsequently satisfied and $4,000,000 of revenue related to that contract will be recognized in the fourth quarter of 2002. In addition, certain annual technology licenses that were in place in 2001 ended or were converted into perpetual licenses in the first two quarters of 2002. Instrumentation revenue decreased in the third quarter of 2002 compared with the third quarter of 2001 as a result of the completion of certain contracted obligations with Pfizer during 2001. Additionally, our Discovery Tools and Services business continues to shift its strategic focus away from instrumentation sales and towards technology licensing, assay development and the manufacture and sale of proteins, reagents and probes. The redirection of certain resources and technologies, acquired also from Aurora, from our Discovery Tools and Services business to our Pharmaceuticals business has impacted Discovery Tools and Services revenue, compared to the third quarter of 2001. We expect this trend to continue for the near future.

        Service revenue includes assay development, screening services and contracted product development.

        Service revenue decreased $1,718,000, or 27%, to $4,727,000 in the third quarter of 2002 from $6,445,000 in the third quarter of 2001. The decrease is a result of the completion of several significant screening agreements in late 2001 that were not replaced.

        Pharmaceutical royalty costs were $880,000 for the third quarter of each of 2002 and 2001, which consists of royalty payments on the sales of Agenerase.

        Product costs decreased $4,443,000, or 61%, to $2,875,000 in the third quarter of 2002 from $7,318,000 in the third quarter of 2001. The decrease in product costs is attributable to the focus of our Discovery Tools and Services business towards technology licensing, assay development and the sale and manufacture of proteins, reagents and probes which have higher gross margins, and away from instrumentation sales. Product gross margins will fluctuate from period to period based upon the product mix.

        Cost of service revenue in our Discovery Tools and Services business decreased $413,000, or 13%, to $2,822,000 in the third quarter of 2002 from $3,235,000 in the third quarter of 2001. The decrease is primarily due to decreased service revenue partially offset by higher overhead costs for the three months ended September 30, 2002 as compared with the three months ended September 30, 2001. The increased overhead is a result of a strategic shift in focus away from instrumentation in our Discovery Tools and Services business and a resulting reallocation of fixed overhead.

        Research and development expenses increased $12,026,000, or 31%, to $50,622,000 in the third quarter of 2002 from $38,596,000 in the third quarter of 2001 primarily due to our continued investment in advancing our broad clinical pipeline and broadening our research efforts. Our clinical investment was focused primarily on the advancement of our second generation p38 MAP kinase, IMPDH, HCV Protease and ICE inhibitors. We currently are focusing these oral drugs on large market opportunities such as inflammatory, autoimmune and viral diseases. We continue to expand our multi-target gene family research programs, of which kinases is our most advanced, along with investments in target families such as proteases and ion channels. As a result of our continued expansion, personnel and facilities expenses also increased. We expect research and development expenses to continue to increase as we advance our broad clinical development and research efforts.

        Sales, general and administrative expenses increased $2,187,000, or 20%, to $12,928,000 for the three months ended September 30, 2002 from $10,741,000 for the three months ended September 30, 2001. This increase is primarily attributable to increased personnel and professional expenses. We believe we have the infrastructure necessary to support our near term growth. Included in the increase in personnel and professional expenses is an increase in our legal and patent expenses in the period as we continue to protect our intellectual property and contest a suit filed by Oregon Health Sciences University.

        Interest income decreased $5,412,000, or 44%, to $6,811,000 in the third quarter of 2002 from $12,223,000 in the third quarter of 2001. This decrease is a result of lower funds invested and lower portfolio yields.

        Interest expense decreased $515,000, or 10%, to $4,412,000 in the third quarter of 2002 from $4,927,000 in the third quarter of 2001. The decrease in interest expense is a result of the reduction in principal amount of our convertible notes from $345,000,000 at September 30, 2001 to $315,000,000 at September 30, 2002. In October 2001, we repurchased $30,000,000 in principal amount of our 5% convertible subordinated notes due September 2007.

        Using the equity method of accounting we recorded $335,000 as our share of loss in Altus Biologics Inc. (Altus) for the third quarter of 2001. Effective September 28, 2001, coincident with a financial restructuring of Altus, Vertex changed its method of accounting for Altus from the equity method to the cost method (See Note 4 of Notes to these Condensed Consolidated Financial Statements).

Nine Months Ended September 30, 2002 Compared with Nine Months Ended September 30, 2001

        Our net loss for the nine months ended September 30, 2002 was $76,538,000, or $1.01 per basic and diluted common share, compared to a loss for the nine months ended September 30, 2001, before the changes in accounting principles related to revenue recognition and the adoption of DIG A17 and merger related costs, of $33,528,000, or $0.45 per basic and diluted common share. Our net loss for the nine months ended September 30, 2001, including merger related costs of $21,293,000 and the net cumulative effect of the changes in accounting principles of $8,152,000, was $62,973,000 or $0.85 per basic and diluted common share.

        Total revenues increased to $117,301,000 for the nine months ended September 30, 2002 from $115,965,000 for the nine months ended September 30, 2001.

        Collaborative research and development revenue increased $5,993,000, or 12%, to $55,728,000 for the nine months ended September 30, 2002 as compared with $49,735,000 for the nine months ended September 30, 2001 primarily due to additional revenue earned under our Novartis collaboration. For the nine months ended September 30, 2002, we recognized $31,268,000 of revenue under our Novartis collaboration compared with $26,152,000 for the nine months ended September 30, 2001. Effort related to our kinase research program increased in the nine months ended September 30, 2002 as compared with the nine months ended September 30, 2001.

        Product sales and royalties decreased $1,450,000, or 4%, to $38,944,000 for the nine months ended September 30, 2002 from $40,394,000 for the nine months ended September 30, 2001. The decrease is primarily attributable to a decrease in instrumentation revenue and biotechnology product revenue from our Discovery Tools and Services business. Instrumentation revenue decreased as the result of the completion of certain projects in late 2001.

        Services revenue decreased $2,625,000, or 15%, to $15,161,000 for the nine months ended September 30, 2002 from $17,786,000 for the nine months ended September 30, 2001. The decrease is a result of the completion of several screening agreements in late 2001. Our Discovery Tools and Services business continues to shift its strategic focus away from instrumentation sales and towards technology licensing, assay development and the manufacture and sale of proteins, reagents and probes. In addition, the redirection of certain resources and technologies from our Discovery Tools and Services business to our Pharmaceuticals business has impacted Discovery Tools and Services revenues, compared to prior year. We expect this trend to continue for the near future.

        Product costs decreased $10,888,000, or 52%, to $10,127,000 for the nine months ended September 30, 2002 from $21,015,000 for the nine months ended September 30, 2001. The decrease in product costs is the result of the completion of certain projects. There has been a strategic shift in focus in our Discovery Tools and Services business toward technology licensing and discovery tools which have higher gross margins, and away from instrumentation sales.

        Cost of service revenue in our Discovery Tools and Services business increased $607,000, or 7%, to $9,028,000 for the nine months ended September 30, 2002 from $8,421,000 for the nine months ended September 30, 2001. Cost of services increased as a result of increased overhead related to the service agreements. The increased overhead is a result of a strategic shift in focus away from instrumentation in Discovery Tools and Services business and a resulting reallocation of fixed overhead.

        Research and development costs for the nine months ended September 30, 2002 increased $38,477,000, or 36%, to $144,190,000 from $105,713,000 for the nine months ended September 30, 2001 primarily due to our continued investment in advancing our broad clinical pipeline and gene family research efforts.

        We have more than twelve drug candidates in development targeting a range of major diseases. Our collaborative partners have agreed to fund portions of our research and development programs and/or to conduct certain research and development related to certain drug candidates. The following table details our Collaborator and Company-sponsored research and development expenses for the three and nine months ended September 30 (in thousands):

	For the Three Months Ended September 30, 2002			For the Nine Months Ended September 30, 2002
	Research	Development	Total	Research	Development	Total
Collaborator-Sponsored	$14,054	$7,672	$21,726	$43,275	$23,414	$66,689
Company-Sponsored	17,775	11,121	28,896	49,010	28,491	77,501

Total	$31,829	$18,793	$50,622	$92,285	$51,905	$144,190

	For the Three Months Ended September 30, 2001			For the Nine Months Ended September 30, 2001
	Research	Development	Total	Research	Development	Total
Collaborator-Sponsored	$14,936	$5,341	$20,277	$39,638	$13,431	$53,069
Company-Sponsored	9,819	8,500	18,319	30,848	21,796	52,644

Total	$24,755	$13,841	$38,596	$70,486	$35,227	$105,713

        To date we have incurred in excess of $774,000,000 in research and development costs associated with drug discovery and development. These costs include discovery costs associated with our kinase, protease and ion channel gene family programs and our other discovery programs, as well as development costs incurred in advancing drug candidates that were products of these discovery programs. Our major development investments relate to the drug candidates identified on the table below. We anticipate research and development expenses will continue to increase as we add personnel and expand research and development activities to accommodate our existing collaborations and additional commitments we may make.

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

        Below is a summary of our drug candidates currently in pre-clinical and clinical development:

Drug	Clinical Indications	Phase	Program	Collaborator
Infectious Disease
VX-175 (GW433908 or 908)	HIV	III	Protease (HIV)	GlaxoSmithKline
Merimepodib (VX-497)	Chronic hepatitis C	II	IMPDH	—
VX-950	Chronic hepatitis C	Preclin	Protease (HCV)	Eli Lilly
VX-799	Sepsis	Preclin	Caspases	Serono; Taisho
VX-385	HIV	I	Protease (HIV)	GlaxoSmithKline
Inflammation and Autoimmune Disease
Pralnacasan (VX-740)	Rheumatoid arthritis (RA); osteoarthritis (OA)	II	ICE	Aventis
VX-148	Psoriasis; autoimmune diseases	I	IMPDH	—
VX-702	Inflammatory diseases	I	p38 MAP Kinase	Kissei (Far East)
VX-944	Various	I	IMPDH	—
VX-765	Inflammatory diseases	Preclin	ICE	—
VX-850	Inflammatory diseases	Preclin	p38 MAP Kinase	Kissei (Far East)
Cancer
Incel™	Multidrug resistant solid tumor cancers	II	MDR	—
VX-853	Multidrug resistant solid tumor cancers	I/II	MDR	—
Genetic Disorders
VX-563	Multiple indications	Preclin	Histone Deacetylase	—

        Currently, our discovery operations are focused significantly on the kinase research program with Novartis. Other significant discovery programs include ion channels, proteases, caspases and gyrase. Our development investment is primarily focused on the advancement of our second-generation p38 MAP kinase program (VX-702 and VX-850), IMPDH program (VX-148, Merimepodib VX-497 and VX-944) and ICE program (VX-765). Our collaborative partners are advancing other significant late stage drug candidates such as VX-175, targeted at HIV, and Pralnacasan (VX-740), currently targeting rheumatoid arthritis, osteoarthritis and other inflammatory diseases. Our partners bear the costs of the continued development of these drugs.

        We expect that our collaborative partner GlaxoSmithKline will submit new drug applications for market approval of VX-175 (also known as 908) in the United States and the European Union in December 2002. The submissions will include clinical data from the three pivotal trials that are currently being completed. Subsequent to the December 2002 submission, GlaxoSmithKline plans to submit additional bioequivalence data from on-going studies in support of the proposed commercial tablet. This data is intended to ensure that the proposed commercial tablet delivers VX-175 in a manner comparable to the clinical trial material used in the pivotal trial. Based on GlaxoSmithKline's plans, the Company currently is estimating that VX-175 can be approved and launched in the third or fourth quarter of 2003.

        Sales, general and administrative expenses increased $4,301,000, or 13%, to $37,371,000 for the nine months ended September 30, 2002 from $33,070,000 for the nine months ended September 30, 2001. The increase is primarily related to increased personnel and professional expenses. Included in the increase in personnel and professional expenses is a significant increase in our legal and patent expenses as we continue to protect our intellectual property and contest a suit filed by Oregon Health Sciences University. We currently have an infrastructure that will support our growth for the near term future.

        Interest income decreased $14,325,000, or 39%, to $22,736,000 for the nine months ended September 30, 2002 from $37,061,000 for the nine months ended September 30, 2001. The decrease is a result of lower funds invested and lower portfolio yields.

        Interest expense decreased $1,516,000, or 10%, to $13,293,000 for the nine months ended September 30, 2002 from $14,809,000 for the nine months ended September 30, 2001. The decrease is a result of the reduction in principal amount of our convertible notes from $345,000,000 at September 30, 2001 to $315,000,000 at September 30, 2002. In October 2001, we repurchased $30,000,000 in principal amount of our 5% convertible subordinated notes due September 2007.

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

        We expect to finance these substantial cash needs with future payments under our existing and future collaborative agreements, strategic technology alliances, royalties from the sales of Agenerase, revenues from assay development and screening services, product sales, existing cash and marketable securities of $651,354,000 at September 30, 2002, together with investment income earned thereon, and facilities and equipment financing. To the extent that funds from these sources are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

        Our aggregate cash and marketable securities at September 30, 2002, decreased $91,848,000 to $651,354,000 from $743,202,000 at December 31, 2001. Cash and cash equivalents, which are included in cash and marketable securities, were $103,594,000 and $189,205,000 at September 30, 2002 and December 31, 2001, respectively. Net cash used in operations was $66,063,000 for the nine months ended September 30, 2002. Included in the cash used in operations was the net loss of $76,538,000 and a decrease in deferred revenue of $12,912,000, partially offset by $20,212,000 of non-cash charges and gains including $18,135,000 of depreciation and amortization. Deferred revenue decreased due to contractual commitments being fulfilled in 2002 for which cash was received in 2001. Cash used by investing activities for the nine months ended September 30, 2002 was $27,164,000, including net sales of available-for-sale securities of $3,871,000 off-set by property and equipment expenditures of $30,657,000 as we continue to invest in our infrastructure and drug discovery technology. Cash provided by financing activities during the nine months ended September 30, 2002 was $7,194,000 including $10,534,000 from the issuance of common stock under employee stock option and benefit plans offset by $3,340,000 in principal payments on capital leases and other obligations. The decrease in cash and marketable securities can fluctuate from quarter to quarter. In the third quarter of 2002, research funding under our collaboration with Taisho Pharmaceuticals Co., Ltd concluded and we have received the full amount of research funding specified under the agreement. From inception in November 1999 through the third quarter of 2002, we have received and recognized as revenue $15,000,000 in connection with our collaboration with Taisho. Research funding under our collaborative agreement with Schering AG is due to conclude in the fourth quarter of 2002 and at that time we will have received the full amount of research funding specifed under the agreement.

        Our future minimum commitments, including facilities and certain equipment under non-cancelable operating leases as well as contractual commitments related to our research and development programs have not changed materially since December 31, 2001.

Forward-looking Statements

        This report contains forward-looking statements about our business, including our expectation that (i) we are positioned to commercialize multiple products in the coming years that we expect will generate increased revenues, (ii) our losses will continue, (iii) our research and development expenses, our administrative and commercialization expenses and our expenses related to filing, prosecuting and defending our patents and intellectual property rights will increase, and sales, general and administrative expenses will remain consistent with current levels, (iv) the Chiron Corporation and Oregon Health Sciences University litigation will not have a material adverse effect on us and (v) GlaxoSmithKline will file for market approval of VX-175 (908) in the United States of America and Europe in December 2002, and will subsequently file additional data in support of the proposed commercial tablet, and such filings will support approval of 908 for market and launch in the third or fourth quarter of 2003. While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, our inability to successfully integrate Aurora into our existing business, our inability to further identify, develop and achieve commercial success for new products and technologies, the possibility of delays in the research and development necessary to select drug development candidates and delays in clinical trials, the risk that clinical trials may not result in marketable products, the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, our dependence upon pharmaceutical and biotechnology collaborations, the levels and timing of payments under our collaborative agreements, uncertainties about our ability to obtain new corporate collaborations and acquire new technologies on satisfactory terms, if at all, the development of competing systems, our ability to protect our proprietary technologies, patent-infringement claims, risks of new, changing and competitive technologies and regulations in the U.S. and internationally. Please see the "Risk Factors" appearing in our 2001 Annual Report to Stockholders and in our Form 10-K filed with the Securities and Exchange Commission for more details regarding these and other risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have the same economic effect as a sale-leaseback transaction. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of certain provisions of this standard was required after May 15, 2002, while other provisions must be adopted within financial statements issued after May 15, 2002 or the fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on our financial position and results of operations.

        In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard affects the accounting for restructuring charges and related activities. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have an impact on our financial position and results of operations.

        In July 2000 the Emerging Issues Task Force ("EITF") released EITF 00-21A, "Accounting for Revenue Arrangements with Multiple Deliverables" for comment. EITF 00-21A addresses revenue recognition for arrangements with multiple deliverables. The draft of EITF 00-21A was updated in

October 2002 and is proposed to be effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. We are currently assessing the potential impact of EITF 00-21A (if it were approved) on our financial position and results of operations.

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

Item 4. Controls and Procedures

        Quarterly evaluation of the company's Disclosure Controls and Internal Controls.    Within the 90 days prior to the date of this quarterly report on Form 10-Q, the company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

        CEO and CFO Certifications.    Appearing immediately following the Signatures section of this report are forms of "Certification" of the CEO and the CFO. The Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of our quarterly report contains the information concerning evaluation of controls which is referred to in the Section 302 Certifications, and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

        Disclosure Controls and Internal Controls.    Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

        Limitations on the Effectiveness of Controls.    The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        Scope of the Controls Evaluation.    The evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the company and the effect of the controls on the information generated for use in this quarterly report. In the course of our controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. We intend to perform this type of evaluation on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our annual report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by personnel in our Finance organization and in connection with the preparation of our quarterly and annual financial statements. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

        Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the company's Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in our controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

        In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this quarterly report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Conclusions.    Based upon the Controls Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective to ensure that material information relating to Vertex and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

        None

  (b)
  Reports on Form 8-K:

        On August 14, 2002, we filed a report on Form 8-K—Item 9—Regulation FD Disclosure, reporting certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTEX PHARMACEUTICALS INCORPORATED
November 14, 2002	By:	/s/ IAN F. SMITH Ian F. Smith Vice President and Chief Financial Officer