Form 10-K
period 2002-12-31
VERTEX PHARMACEUTICALS INC / MA
filed 2003-03-31
CIK 875320

Use these links to rapidly review the document
FORM 10-K INDEX
VERTEX PHARMACEUTICALS INCORPORATED Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Exchange Act:    None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.01 Par Value Per Share
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [X]  No [    ]

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the Common Stock on The Nasdaq Stock Market on June 28, 2002, was $893,950,000.

        As of March 26, 2003, the registrant had 76,502,161 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 21, 2003 are incorporated by reference into Part III.

FORM 10-K INDEX

        The "Company," "Vertex," "we" and "us," as used in this Annual Report on Form 10-K, refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.

        "Vertex" and "NanoWell" are registered trademarks of Vertex, and "E-VIPR", "Flying Reagent Dispenser" or "FRD", "GenomeScreen," "Screening Island" and "Topology-Compensating Plate Reader" or "tcPR" are trademarks of Vertex. "Agenerase" is a registered trademark of GlaxoSmithKline. "Prozei" is a trademark of Kissei Pharmaceutical Co., Ltd. "GeneBLAzer", "Vivid" and "PhosphoryLIGHT" are trademarks assigned by Vertex to Invitrogen Corporation. Other brands, names and trademarks contained in this Annual Report are the property of their respective owners.

Forward-Looking Statements

        Our disclosure in this Annual Report on Form 10-K contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these statements include, among other things, statements relating to:

  •
  our business strategy;

  •
  our predicted development and commercial timelines;

  •
  the selection, development and approval of our products;

  •
  the establishment, development and maintenance of collaborative partnerships;

  •
  our ability to identify new potential products;

  •
  our ability to achieve commercial acceptance of our products;

  •
  our ability to scale up our manufacturing capabilities and facilities;

  •
  the potential for the acquisition of new and complementary technologies, resources and products;

  •
  our projected capital expenditures; and

  •
  our liquidity.

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

        We also provide a cautionary discussion of risks and uncertainties under "Risk Factors" in Item 1 of this Annual Report. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us.

PART I

ITEM 1. BUSINESS

        We are a biotechnology company that seeks to discover, develop and commercialize novel small molecule drugs that address significant markets with major unmet medical needs, including the treatment of viral diseases, cancer, autoimmune and inflammatory diseases, neurological disorders and genetic diseases. Our research platform integrates advanced biology, chemistry, biophysics, automation and information technologies to make the drug discovery process more efficient and productive. To date, we have discovered and advanced one product that has reached the market, the HIV protease inhibitor Agenerase® (amprenavir). We have one product, 908 (GW433908 or VX-175), for which a New Drug Application (NDA) is pending with the U.S. FDA, and we have a total of 15 drug candidates in clinical or preclinical development. Vertex is currently developing approximately half of these drug candidates independently and half with pharmaceutical partners.

        We intend to concentrate our independent development and commercialization efforts on certain products for high-value markets where Vertex can effectively reach large patient populations with a sales force focused on specialists. At the same time, we are collaborating with partners to develop and market other Vertex-discovered products for selected major therapeutic areas. We believe this two-pronged approach will provide us with the opportunity to build long-term value for Vertex shareholders and create the greatest number of product development opportunities for Vertex. In 2003, we are focusing internal development efforts on five major programs for which we presently retain most or all of the downstream commercial rights. These development programs are: VX-148, our second generation IMPDH inhibitor for the treatment of psoriasis; VX-702, our second generation p38 MAP kinase inhibitor for the treatment of acute and chronic inflammatory diseases; VX-563, a small molecule modulator of gene expression with potential application in genetic disorders; VX-765, a second generation ICE inhibitor for chronic and acute inflammatory diseases; and VX-950, a small molecule inhibitor of hepatitis C virus protease. Based on clinical activities planned or underway for 2003, we expect to have clinical data in hand by the end of this year which will help us to select two drug candidates from this portfolio as priority candidates for clinical development and commercialization by Vertex in the U.S.

        Partnerships remain a key component of Vertex's corporate strategy. We have collaborations with Aventis, GlaxoSmithKline, Kissei, Novartis, Schering AG (Germany), Serono and other companies. These collaborations provide us with financial support and other valuable resources for our research programs, development of our clinical drug candidates, and marketing and sales of our products. We believe that we are positioned to commercialize multiple products in the coming years through these partnerships, which we expect will generate significant downstream economic benefit to Vertex in the form of increased milestone payments, product revenues and royalty payments. We currently have drug candidates in clinical development under collaborations with GlaxoSmithKline and Aventis. In December, 2002, GSK submitted regulatory applications for market approval of 908 in the United States and Europe. With our partner Aventis we have demonstrated clinical proof of mechanism of pralnacasan (VX-740), a novel oral drug, in the treatment of rheumatoid arthritis, and have initiated a Phase II proof of concept clinical study of pralnacasan in osteoarthritis. We anticipate that Aventis will initiate a Phase IIb study of pralnacasan in rheumatoid arthritis during the first half of 2003.

        Collaborations also are fueling progress in our early-stage pipeline. In 2002, as part of our broad research and development collaboration with Novartis, signed May 2000, Vertex selected three novel small molecule kinase inhibitors for preclinical development. We also have drug candidates in preclinical development under our collaboration with Serono. We have additional research programs underway, and additional novel Vertex drug candidates targeting bacterial gyrase, specific kinases and proteases could enter preclinical studies within the next 12 months. These drug candidates may have application in the treatment of bacterial or viral infection, cancer, inflammation and neurological diseases.

        Recent advances in biological understanding, including the complete sequencing of the human genome, have elucidated a wide array of biological targets and mechanisms that could be modulated by novel small molecule drugs for the treatment of disease. We have dedicated a substantial portion of our research organization to pursue what we believe is a highly efficient and proprietary approach to discovering novel drugs directed at the most relevant of these targets and mechanisms. Our approach organizes and prioritizes targets within gene families, which are groups of genes with similar sequences that code for structurally similar proteins. This approach essentially clusters targets according to how they interact with chemical inhibitors, and allows us to use high-throughput screening technologies, informatics and medicinal chemistry to rapidly identify drug-like classes of compounds in parallel for multiple targets. In concert with this approach, we use a variety of biological and chemical methodologies that interrogate the function of newly discovered proteins in order to focus our drug discovery and development efforts on the most promising targets within the most promising gene families. We believe that our systematic application of this drug discovery approach is increasing the speed and efficiency of drug design efforts directed at novel biological targets, and is securing valuable intellectual property for us in gene families of interest. Ultimately, we believe that our use of this approach will result in the development and market introduction of many major new drugs.

        We are presently applying our expertise in drug discovery to focus on the protein kinase, protease, caspase, and ion channel gene families, four areas in which we believe we can apply our drug design expertise to create product candidates that address a variety of sizable therapeutic indications. Our collaboration with Novartis could provide us up to $800 million in pre-commercial payments to discover, develop and commercialize up to eight kinase inhibitors for the treatment of a range of diseases, including cancer, cardiovascular diseases, and inflammatory diseases. The financial and technological support provided by Novartis has enabled us to expand both our infrastructure and our drug discovery efforts in the protein kinase gene family. Technology and expertise acquired through our acquisition of Aurora Biosciences Corporation in July 2001 have led to a significant expansion of our drug discovery efforts directed at ion channels, a major class of membrane-bound drug targets, and other target classes. We now have a substantial drug discovery organization focused on these target-rich gene families operating at our San Diego, CA site. We are employing a number of proprietary technologies that enhance our drug discovery efforts in these gene families including our E-VIPR system, a high throughput electophysiology system for use in our ion channel drug discovery program, and Screening Island, which includes our Topology-Compensating Plate Reader (tcPR) and Flying Reagent Dispenser (FRD). We anticipate establishing new collaborations with major pharmaceutical companies in order to help provide the funding and resources needed to support these and other drug discovery efforts.

        Over the next few years, we expect to continue our research and development efforts and to bring drug candidates through late stage clinical development and into commercialization. We also expect to license and acquire technologies, resources and products that have the potential to strengthen our drug discovery platform, product pipeline and commercial capabilities.

        The Company's internet address is www.vrtx.com. The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available to you free of charge through the "Investors" section of our website as soon as reasonably practicable after those materials have been electronically filed with, or furnished to, the Securities and Exchange Commission.

Product Pipeline

        Vertex has a broad pipeline of novel, small molecule drug candidates targeted at areas of high unmet medical need. We have concentrated our independent development and commercialization efforts on certain products for high-value markets where Vertex can effectively reach large patient populations with a sales force focused on specialists. At the same time, we are collaborating with partners to develop and market other Vertex-discovered products for selected major therapeutic areas. We believe this two-pronged approach will provide us with the opportunity to build long-term value for

Vertex shareholders and create the greatest number of product development opportunities for the Company.

VERTEX-DRIVEN PROGRAMS

Drug Candidate	Clinical Indications	Phase	Company With Marketing Rights (Region)	Estimated U.S. Patient Population In Millions (Disease Indication)
Infectious Disease
Merimepodib (VX-497)	Chronic hepatitis C	II	Vertex (Worldwide)	2.7 (HCV)
VX-950	Chronic hepatitis C	Preclin	Vertex (Worldwide)	2.7 (HCV)
Inflammation and Autoimmune Disease
VX-148	Psoriasis; autoimmune diseases	II	Vertex (Worldwide)	2.7 (Psoriasis)
VX-702	Acute Coronary Syndromes; Inflammatory diseases	I	Kissei (Japan); Vertex (R.O.W.)	1.9 (ACS)
VX-944	Autoimmune diseases	I	Vertex (Worldwide)	NA
VX-765	Inflammatory diseases	Preclin	Vertex (Worldwide)	NA
VX-850	Inflammatory diseases	Preclin	Vertex (Worldwide)	NA
Genetic Disorders
VX-563	Multiple indications	I	Vertex (Worldwide)	NA

PARTNER-DRIVEN PROGRAMS

Drug Candidate	Clinical Indications	Phase	Company With Marketing Rights (Region)	Estimated U.S. Patient Population In Millions (Disease Indication)
Infectious Disease
VX-175 (GW433908, 908)	HIV	NDA/ MAA filed	GlaxoSmithKline (Worldwide except Far East); Vertex (Far East), co-promote (U.S. and E.U.)	0.9 (HIV)
VX-385	HIV	I	GlaxoSmithKline (Worldwide except Far East); Vertex co-promote (U.S. and E.U.)	0.9 (HIV)
VX-799	Sepsis	Preclin	Serono (Europe, Vertex profit sharing in U.S.)*; Vertex (R.O.W.)	0.7 (Sepsis)
Inflammation and Autoimmune Disease

Pralnacasan (VX-740)	Rheumatoid arthritis (RA); osteoarthritis (OA); other inflammatory diseases	II	Aventis (Worldwide); Vertex co-promote (U.S. and E.U.)	2.1 (RA); 21 (OA)
Cancer
VX-528	Oncology	Preclin	Novartis (Worldwide)*; Vertex co-promote (U.S. and E.U.)	NA
VX-680	Oncology	Preclin	Novartis (Worldwide)*; Vertex co-promote (U.S. and E.U.)	NA
Neurology
VX-608	Stroke and other neurological diseases	Preclin	Novartis (Worldwide)*; Vertex co-promote (U.S. and E.U.)	0.7 annually (Stroke)

*
Development option

Research Programs

        We have several research programs underway at the discovery stage, including multi-target programs that are representative of our gene family-based drug discovery approach, as well as single-target programs. We expect to advance numerous drug candidates into development in the next several years that are based on this ongoing research.

GENE FAMILY/TARGET	CLINICAL INDICATIONS	COMPANY WITH MARKETING RIGHTS (REGION)
Kinases	Cancer; inflammatory diseases; neurodegenerative diseases	Novartis (Worldwide); Vertex co-promote (U.S. and E.U.)
Proteases/Caspases	Neurological, inflammatory, cardiovascular and viral diseases	Serono (Europe, Vertex profit sharing in U.S.)*; Vertex (R.O.W.)
Ion channels	Pain; cancer; inflammatory diseases; cardiovascular diseases; metabolic diseases	Vertex (Worldwide)
GPCRs	Pain; high blood pressure; asthma	Vertex (Worldwide)
Bacterial DNA gyrase B	Bacterial infections	Vertex (Worldwide)
HCV protease (2nd generation)	Hepatitis C	Vertex (Worldwide)
Neurorestorative Agents	Neurodegenerative disorders	Schering AG (E.U.; Vertex profit sharing in U.S.)

*
Vertex retains rights in the protease gene family except for certain targets and compounds covered in existing collaborations

Commercial Product and Clinical Development Programs

        Our first product, Agenerase, received accelerated approval from the FDA in April 1999 and was launched in May 1999. We have one product, 908, for which an NDA is pending with the U.S. FDA, and an MAA is pending in the European Union. We have a total of 15 drug candidates in clinical and preclinical development to treat viral diseases, inflammation, cancer, autoimmune diseases, neurological disorders, and genetic disorders.

VERTEX-DRIVEN DEVELOPMENT PROGRAMS

Infectious Disease Programs

Hepatitis C Virus Infection

        Vertex is developing two drug candidates that target hepatitis C virus (HCV) infection by different mechanisms. The most advanced compound is merimepodib (VX-497), currently in Phase II development. Merimepodib targets hepatitis C indirectly through the inhibition of the human enzyme inosine 5'-monophosphate dehydrogenase (IMPDH). The second compound, VX-950, is in preclinical development. It targets the hepatitis C virus directly, by inhibiting the hepatitis C viral protease enzyme.

IMPDH Program: Infectious Diseases

        Cells require adequate nucleotide levels to sustain RNA and DNA synthesis. Nucleotides can be made available for nucleic acid synthesis via two distinct pathways, the "salvage pathway" and "de novo synthesis." Using the salvage pathway, cells recycle nucleosides derived from breakdown of nucleic acids, whereas with de novo synthesis the purine or pyrimidine ring systems of the nucleotides are assembled in a stepwise manner. The enzyme IMPDH catalyzes an essential step in the de novo biosynthesis of guanine nucleotides, namely the conversion of inosine 5'-monophosphate (IMP) to xanthosine 5'-monophosphate.

        Different cell types rely on these two pathways of nucleotide biosynthesis to varying degrees. Cells that proliferate relatively rapidly, such as lymphocytes and virus-infected cells, often rely more on the de novo pathway because they require more nucleotides than can be provided by the salvage pathway. This observation makes enzymes of the de novo pathway, such as IMPDH, an attractive target for pharmacological intervention aimed at selectively inhibiting proliferation of such cells.

        Vertex is developing novel, orally administered inhibitors of IMPDH, targeting the treatment of both viral and autoimmune diseases. Our most advanced IMPDH-inhibiting compound, merimepodib, has demonstrated potent biological activity and oral bioavailability in preclinical and early clinical studies. Data from a Phase I trial in healthy volunteers, completed in 1998, show that merimepodib is well-tolerated in single escalating doses and achieves blood levels well above those necessary to achieve potent inhibition of IMPDH in vitro. In November 1999, we announced preliminary data from a Phase II clinical trial of merimepodib indicating that merimepodib, when given as monotherapy to HCV patients who were unresponsive to prior treatment with interferon-alpha, was well tolerated and appeared to reduce levels of serum alanine aminotransferase, a marker of liver inflammation, in HCV patients treated for 28 days.

        We conducted a Phase II study of merimepodib combined with interferon-alpha in treatment-naïve patients with HCV infection in order to assess the safety, tolerability and clinical activity of this combination. The viral load data from this study showed a trend toward enhanced antiviral activity in patients given one of two doses of merimepodib combined with interferon as compared to patients receiving interferon alone. This is consistent with an additive antiviral effect mediated by merimepodib, when given in combination with interferon-alpha. Recent in vitro data generated by Vertex demonstrates that merimepodib also has an additive antiviral effect in combination with pegylated interferon and ribavirin. In 2002, we initiated a triple combination Phase II study of merimepodib with pegylated interferon and ribavirin. The study was designed to establish the safety of the triple combination. It is a 6-month study, with an optional 6-month extension phase for patients who have responded to treatment. In addition, we will look for evidence of an additive antiviral effect for merimepodib when combined with pegylated interferon and ribavirin. The enrollment period for this study is complete. We expect to provide an update on the status of this development program in the second half of 2003.

        We have two additional IMPDH inhibitors, VX-148 and VX-944, in development, targeting autoimmune and oncology indications. More information on VX-148 and VX-944 is available in the section titled "Autoimmune Diseases," beginning on page 8.

        We retain all commercial rights to merimepodib and second generation compounds resulting from our IMPDH research and development program.

Hepatitis C Protease Program

        In 2001, Vertex and Eli Lilly selected VX-950, a potent, oral HCV protease inhibitor, for preclinical development. In the first quarter of 2003, Vertex announced that it had restructured its collaboration with Eli Lilly and now holds worldwide rights to VX-950. Based on preclinical work begun in 2002, we expect to begin Phase I clinical development of VX-950 in the second half of 2003. We believe that VX-950 is among the first reported drug development candidates of a new class of antiviral drugs being studied to inhibit hepatitis C NS3-4A protease, an enzyme considered essential for HCV replication. We believe that therapeutics such as VX-950 which directly target viral replication may significantly increase the number of patients that achieve a complete viral response, in which the virus is cleared from the body permanently. VX-950 has shown promising results in cellular assays and preclinical studies. VX-950 has the potential to become a first-in-class therapeutic and could provide an important treatment advance for individuals with chronic HCV infection. We have ongoing drug discovery efforts in the area of HCV protease inhibitors and we plan to select one additional drug candidate in the next 12 months. We hold worldwide rights to VX-950 and all other second-generation HCV protease inhibitors discovered in our collaboration with Eli Lilly.

Background: Hepatitis C

        Identified in 1989, hepatitis C virus (HCV) causes chronic inflammation in the liver. In a majority of patients, HCV establishes a chronic infection that can persist for decades and eventually lead to cirrhosis, liver failure and liver cancer. HCV infection represents a significant medical problem worldwide. Sources at the Centers for Disease Control and Prevention (CDC) have estimated that approximately 2.7 million Americans, or more than 1% of the population, are chronically infected with HCV, and the World Health Organization (WHO) estimates that there are as many as 185 million chronic carriers of the virus worldwide. Currently, there is no vaccine available to prevent hepatitis C infection. The current standard treatment of hepatitis C viral infection is a combination of pegylated interferon-alpha and ribavirin. At present, however, approximately 50% of patients still fail to show long-term sustained response to pegylated interferon-alpha/ribavirin combination therapy. As a result, new safe and effective treatment options for HCV infection are needed.

Inflammation and Autoimmune Disease

Inflammatory Disease

Interleukin-1b Converting Enzyme Program

        Vertex is conducting research and development on inhibitors of interleukin-1b converting enzyme (ICE; caspase-1) for the treatment of acute and chronic inflammatory conditions. We are collaborating with Aventis S.A. in the development of the lead ICE inhibitor compound, pralnacasan (VX-740). Vertex has independently continued research into second generation ICE inhibitors, as well as other caspase inhibitors. In 2000, we advanced VX-765, an ICE inhibitor representing a chemical class distinct from pralnacasan, into preclinical development. Preclinical data reported in 2001 showed that

VX-765 reduces inflammation and cytokine levels in animal dermatitis and arthritis models. We expect to begin Phase I clinical studies of VX-765 in the second quarter of 2003. We hold worldwide rights to VX-765 and other compounds emerging from our second generation ICE inhibitor research program. For more information on ICE inhibitors, see the Interleukin-1b Converting Enzyme Program section of "Partner-Driven Programs" below.

p38 MAP Kinase Program

        The p38 MAP kinase is a human enzyme involved with the onset and progression of inflammation and apoptosis. This enzyme plays a central role in regulating the cytokines TNF-alpha and IL-1b. We have extensive pre-clinical and clinical experience with p38 MAP kinase inhibitors, which have the potential to be a powerful and broadly useful new class of oral anti-inflammatory drugs. The objective of our research collaboration with Kissei was to identify and extensively evaluate compounds that target p38 MAP kinase to develop novel, orally active drugs for the treatment of inflammatory diseases, such as rheumatoid arthritis, asthma, Crohn's disease, certain hematologic disorders, congestive heart failure, and neurological diseases such as stroke. We and Kissei selected VX-745 as a drug development candidate in 1998. In 2001, we obtained what we believe is the first clinical "proof of principle" data correlating inhibition of p38 MAP kinase with a significant anti-inflammatory effect, although we subsequently suspended development of VX-745 based on adverse neurological effect findings in long- term, high dose studies in one of two species of animals. We have refocused our p38 MAP kinase inhibitor development efforts with Kissei around a second generation compound, VX-702, which does not cross the blood brain barrier and represents a chemical class that is distinct from VX-745. We also have a third p38 MAP kinase inhibitor, VX-850, which is in preclinical development.

        In June 2002, we initiated a Phase I clinical study of VX-702. The double-blind, placebo-controlled, randomized clinical trial was designed to test the safety, tolerability, pharmacokinetics and pharmacodynamics of VX-702 in single and multiple doses in healthy volunteers.

        Vertex expects to begin Phase II development of VX-702 in the second quarter of 2003. As a novel p38 MAP kinase inhibitor, VX-702 would be expected to have benefit in a variety of diseases where inflammation plays an essential role. We intend to explore the potential of VX-702 in a variety of disease settings and have made a strategic decision to advance the clinical development of VX-702 in both acute and chronic disease indications. The initial focus of the Phase II program will be aimed at the use of VX-702 in acute coronary syndromes (ACS). ACS is a broad term that includes unstable angina and certain types of myocardial infarctions. We expect to provide further information on our development strategy for VX-702, including plans for a chronic indication, in the first half of 2003.

        We have collaborated with Kissei on the discovery and development of novel p38 MAP kinase inhibitors since 1997. The research portion of our collaboration with Kissei was completed in 2000. Under the agreement with Kissei, we hold development and commercial rights in the United States and Europe for our p38 MAP kinase inhibitors. Kissei holds development and commercial rights in Japan and certain Asian countries for VX-745 and VX-702, but not VX-850.

Background: p38 MAP Kinase Inhibitors for Inflammatory Disease

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

        The central role of inflammation in many cardiovascular diseases has been well established in scientific literature. Specifically, inflammation is being increasingly recognized as a key component of the overall process in the development of coronary artery disease and particularly acute coronary syndromes. The p38 MAP kinase enzyme regulates the production of key proinflammatory cytokines implicated in the pathogenesis of ACS, including tumor necrosis factor-alpha (TNF-alpha), interleukin-1b (IL-1b) and interleukin-6 (IL-6). As a potential once-daily therapy addressing a novel target for ACS, VX-702 could provide a first-in-class approach to complement current therapies for this disease, which affects nearly 1.9 million individuals in the U.S. each year.

        We are aware of several other companies that are developing p38 MAP kinase inhibitors, and competition could also come from other drugs, in development or approved, that have different mechanisms of action for treating rheumatoid arthritis and other inflammatory diseases.

Autoimmune Diseases

IMPDH program

        We are independently developing novel, orally administered inhibitors of the enzyme inosine 5'-monophosphate dehydrogenase (IMPDH), targeting the treatment of both autoimmune diseases and cancer. In 2000, we designated two second-generation IMPDH inhibitors, VX-148 and VX-944, as drug development candidates. VX-148 and VX-944 are chemical compounds structurally distinct from merimepodib, discussed above under the heading "IMPDH Program: Infectious Diseases". VX-148 and VX-944 are in Phase II and Phase I development, respectively.

        In December 2002, we initiated a Phase II clinical trial with VX-148 for the treatment of moderate to severe psoriasis. The Phase II double blind, randomized, placebo-controlled study will evaluate two different doses of VX-148 in 75 psoriasis patients who will be treated twice daily (BID) for 12 weeks, with a 12-week follow-up period. The primary objective of the study is to evaluate the safety, tolerability and pharmacokinetics of VX-148. The secondary objective is to preliminarily evaluate the clinical activity of VX-148, as assessed by various accepted measures of clinical outcomes for psoriasis treatment evaluation.

        We also initiated a Phase I clinical trial of VX-944 in healthy volunteers in November 2002. The primary objective of this study will be to evaluate the safety, tolerability, and pharmacokinetics of VX-944 compared to placebo.

        IMPDH is a validated target for immunosuppressive drug development as evidenced by the presence of two marketed drugs that function through the inhibition of this enzyme:

  •
  Mycophenolate mofetil (MMF, or CellCept®), the prodrug ester of mycophenolic acid, has been developed and approved for the prevention of acute rejection in kidney, heart, and liver transplantation when used in combination with steroids and cyclosporin A (CsA).

  •
  Mizoribine (Bredinin®) is approved in Japan for multiple indications, including prevention of rejection after renal transplantation, idiopathic glomerulonephritis, lupus nephritis, and rheumatoid arthritis.

        Based on the broad role of IMPDH in the regulation of immune system activity and cell growth, we believe that VX-148 and VX-944 have the potential to treat a wide variety of autoimmune diseases including such diseases as psoriasis, multiple sclerosis and rheumatoid arthritis, as well as many hematological and solid tumors.

Genetic Disorders

        In the first quarter of 2003, Vertex began a Phase I clinical trial of VX-563, an oral, small molecule modulator of gene expression that has potential application in sickle cell disease and other genetic disorders. The primary objective of the study is to evaluate the safety, tolerability and pharmacokinetics of VX-563 compared to placebo. VX-563 has been tested in vitro, and in vivo in animal models, for several disease indications including sickle cell disease and Huntington's disease.

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

        Preclinical studies have demonstrated that VX-563 can selectively stimulate embryonic or fetal globin gene expression in a variety of experimental systems, suggesting that VX-563 may have therapeutic potential for the treatment of sickle cell disease. Current treatments for sickle cell disease are ineffective and often require a multi-disciplinary program including antibiotics, pain management, intravenous fluids, blood transfusion, and surgery. Hydroxyurea is the only chronic drug therapy commonly used to treat sickle cell disease. Due to safety concerns, hydroxyurea is currently only used in patients with severe disease.

        VX-563 has the potential to be a novel, first-in-class treatment for sickle cell disease with the potential to treat as many as 70,000 patients who currently have limited treatment options. VX-563 also has potential application to other genetic disorders such as Huntington's disease, cystic fibrosis, and a-1 antitrypsin deficiency.

PARTNER-DRIVEN DEVELOPMENT PROGRAMS

Infectious Disease Programs

HIV/AIDS Program (GlaxoSmithKline)

Agenerase

        Our first marketed product is Agenerase (amprenavir), an orally deliverable drug for the treatment of HIV infection and AIDS. We created and developed Agenerase in collaboration with GlaxoSmithKline, using our expertise in structure-based drug design. Agenerase received regulatory approval in the U.S. in April 1999, and it is now marketed worldwide. GlaxoSmithKline is marketing Agenerase worldwide except for the Far East. We co-promote Agenerase in the U.S. and Europe. In Japan, we collaborated with Kissei Pharmaceutical Co., Ltd., in the development of amprenavir, which is sold by Kissei under the trade name Prozei™. Kissei received approval for amprenavir under a special fast-track initiative by the Ministry of Health and Welfare in Japan in September 1999. Amprenavir's market launch as Prozei followed shortly thereafter. We receive royalties on sales of amprenavir by GlaxoSmithKline and Kissei. We also supply amprenavir bulk drug substance to Kissei. We believe that approximately 15,000 patients in 51 countries worldwide take Agenerase as part of combination therapy for the treatment of HIV. Agenerase's share of HIV protease inhibitor prescriptions in the U.S. was approximately 6.2% as of December 31, 2002.

        Agenerase has been approved for once-daily use based on data that demonstrates that the protease inhibitor ritonavir significantly boosts levels of Agenerase in the bloodstream in both once-daily and twice-daily dosing regimens. Co-administration of protease inhibitors with ritonavir has become progressively more frequent in clinical practice as a strategy for achieving maximum antiviral activity, reducing the likelihood of treatment failure (viral breakthrough), and lowering the overall pill count for patients. As of December 2002, 60% to 70% of Agenerase used in the United States was estimated to be in combination with ritonavir.

908 (VX-175)

        Our second HIV protease inhibitor, 908 (also known as VX-175) is being developed by our partner GlaxoSmithKline as part of our collaboration with them.

        908 is a prodrug of amprenavir designed to provide more compact dosing for patients. A prodrug is an inactive compound that is changed metabolically by the body to become active against disease. In view of the large number of pills that HIV-infected patients typically require daily as part of combination drug regimens, the dosing benefit of 908 could provide a material increase in physician acceptance of and patient compliance with this product as compared to currently marketed protease inhibitors. VX-175 was synthesized at Vertex and then selected for development by GlaxoSmithKline.

        Our partner GlaxoSmithKline has conducted and substantially completed a state-of-the-art Phase III clinical program for 908. This pivotal program included trials in both treatment-naïve and treatment-experienced patients. The first study (NEAT) compared 908 to nelfinavir in treatment-naïve patients. The second study (SOLO) compared 908 in combination with ritonavir, administered once-daily, to nelfinavir in treatment-naïve patients. The third study (CONTEXT) evaluated both once-daily and twice-daily dosing of 908 in combination with ritonavir, compared to lopinavir/ritonavir, in treatment-experienced patients. In all of these studies, patients received reverse transcriptase inhibitors as part of the combination regimen. In 2002, Vertex and GlaxoSmithKline reported that the NEAT and SOLO studies met their endpoints at 48 weeks, and that the CONTEXT study met its endpoints at 24 weeks. Based on data collected from all three pivotal trials, 908 demonstrated good tolerability. On December 20, 2002, GlaxoSmithKline filed a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA) and a Marketing Authorization Application (MAA) in the European Union (E.U.) for marketing approval of 908 in the U.S. and E.U. The submissions for registration included data from more than 1,100 treatment-naïve and treatment-experienced patients who participated in the Phase III trials. The FDA has informed GlaxoSmithKline that the NDA covering 908 has been accepted for filing and that 908 will receive a standard review. We have been informed by GlaxoSmithKline that its collection and submission of certain additional data requested by the FDA regarding 908 is proceeding as planned. We expect that 908 can be approved and launched in the U.S. in the fourth quarter of 2003.

        Data from the Phase III clinical program was presented at various medical conferences in 2002 and 2003. In the NEAT trial, 66% of 166 HIV positive patients achieved an undetectable viral load with 908, compared to 51% of 83 patients taking nelfinavir. In the SOLO study, 68% of 322 HIV-positive patients achieved undetectable viral load with 908/ritonavir compared to 65% of 327 patients taking nelfinavir. The preliminary 24-week data from the CONTEXT study has shown similar efficacy responses in both the 908/ritonavir regimens and the lopinavir/ritonavir regimen, meeting the primary endpoint of non-inferiority in the study at 24 weeks. Data from the three pivotal trials has shown that the incidence of adverse events was low in 908 treatment groups.

        908 will offer important new benefits as well as retaining many of the favorable properties associated with amprenavir including:

  •
  a half-life which allows for convenient twice-daily dosing and provides high levels of the drug in the bloodstream;

  •
  ability to be dosed once daily when co-administered with ritonavir;

  •
  ability to be dosed effectively with or without food, providing convenience for patients;

  •
  well tolerated;

  •
  relatively low levels of cross-resistance to other protease inhibitors; and

  •
  a favorable lipid profile.

        GlaxoSmithKline is developing 908 and has marketing rights in the United States, Europe and certain countries of the Far East. We currently hold the option to develop and commercialize 908 in Japan. We also have a co-promotion option in the United States and the European Union, and we will receive royalties on any sales of 908 by GlaxoSmithKline. We also retain rights to supply bulk drug substance to GlaxoSmithKline.

VX-385

        In 2001, GlaxoSmithKline advanced into preclinical development a third novel, orally available HIV protease inhibitor discovered by Vertex, VX-385 (GW640385). In November 2002, we announced that GlaxoSmithKline had begun Phase I evaluation of VX-385. We expect that GlaxoSmithKline will continue clinical development of this compound in 2003. VX-385 is the third drug candidate that GlaxoSmithKline and Vertex have advanced into development as part of an ongoing collaboration to develop and commercialize HIV protease inhibitors. VX-385 is chemically distinct from Agenerase, 908, and other currently marketed protease inhibitors.

Background: Treatment of HIV/AIDS

        Infection with HIV leads to AIDS, a severe, life-threatening impairment of the immune system. The World Health Organization (WHO) estimates that approximately 36.1 million individuals worldwide are infected with HIV. The U.S. Centers for Disease Control estimates that there are 980,000 patients in the United States infected with HIV.

        Protease inhibitors (PIs) are used as part of combination regimens for the treatment of HIV. PIs block the cleavage of HIV polyproteins into active proteins, and result in the production of non-infectious viral particles. Currently, more than 174,000 of the HIV patients receiving drug treatment in the U.S. take at least one PI. The market for HIV PIs is highly competitive, with seven different PIs vying for a share of the market. Worldwide sales of HIV PIs were estimated at more than $1.6 billion in 2002, and U.S. sales alone were estimated at more than $950 million in 2002.

        There are now four classes of antiviral drugs approved for the treatment of HIV infection and AIDS: nucleoside reverse transcriptase inhibitors (NRTIs), such as AZT and 3TC; non-nucleoside reverse transcriptase inhibitors (NNRTIs), such as efavirenz; the fusion inhibitor enfuvirtide; and PIs, including Agenerase.

Sepsis (Serono; Taisho)

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

        Vertex is currently conducting a range of preclinical studies with VX-799. Under an agreement signed in 2000, Serono S.A. holds an option to develop and commercialize VX-799 in Europe and as part of a joint venture with Vertex in the U.S. Taisho holds the option to develop and commercialize VX-799 in Japan and certain Asian markets.

Background: Caspases and Sepsis

        Caspases are a family of 11 enzymes that play roles in numerous biological processes, including programmed cell death (apoptosis) and inflammation. More information on caspases is available in the section titled "Caspase Program" on page 15. VX-799 has produced encouraging results in an apoptosis-dependent model of organ failure and several models of bacterial-induced sepsis. VX-799 may also have the potential to treat other diseases in which increased caspase activity is implicated.

Inflammation and Autoimmune Disease

Inflammatory Disease

Interleukin-1b Converting Enzyme Program (Aventis)

        We are conducting research and development on inhibitors of interleukin-1b converting enzyme (ICE; caspase-1) for the treatment of acute and chronic inflammatory conditions. We are collaborating with Aventis S.A. in the development of the lead ICE inhibitor compound, pralnacasan (VX-740), and Aventis is investing to develop pralnacasan in parallel for both rheumatoid arthritis and osteoarthritis. In January 2003, Aventis began a Phase II proof-of-concept study of pralnacasan in patients with osteoarthritis. The study will evaluate 400 patients treated with pralnacasan or placebo for 12 weeks. The study is intended to enable Vertex and Aventis to evaluate the safety and efficacy of pralnacasan in osteoarthritis patients. We expect that Aventis will begin a Phase IIb study of pralnacasan in patients with rheumatoid arthritis in the second quarter of 2003.

        In 2002, Aventis completed a 250 patient Phase IIa study in rheumatoid arthritis to evaluate clinical activity using standard measures of response to treatment, including the American College of Rheumatology (ACR) response criteria, which measure improvement in patient- and professionally-reported disease severity and activity. Data from the Phase IIa clinical trial demonstrated that treatment with pralnacasan was well tolerated and led to positive anti-inflammatory effects in patients with rheumatoid arthritis. More specifically, the Phase IIa data demonstrated that:

  •
  Patients receiving pralnacasan exhibited a dose-dependent trend towards improvement in signs and symptoms of disease as measured by ACR20 response rates after 12 weeks.

  •
  Patients receiving 1200 mg/day of pralnacasan in the intention-to-treat population exhibited ACR20 response rates of 44% compared to a response rate of 32.7% in the group receiving placebo.

  •
  In post-hoc subset analyses, both patients receiving stable concomitant methotrexate (MTX) treatment for >6 months and patients not receiving concomitant MTX treatment exhibited statistically significant, dose-dependent improvement in ACR20 response rates with pralnacasan treatment.

  •
  Patients receiving the higher dose of pralnacasan (1200 mg/day) had statistically significant reductions in the inflammatory biomarkers C-reactive protein, erythrocyte sedimentation rate, and serum amyloid A.

  •
  Treatment with pralnacasan enabled patients to reduce their concomitant corticosteroid therapy.

  •
  Pralnacasan was well tolerated. The incidence of dose limiting adverse events (AEs) were similarly distributed among treatment groups overall. The most common AEs judged to be treatment-related were mild to moderate diarrhea and nausea, which were seen in <5% of the study population and were generally unrelated to dose.

        In 2000, Aventis completed a Phase IIa 28-day clinical trial of pralnacasan in patients with rheumatoid arthritis to evaluate the safety and pharmacokinetics of multiple doses of pralnacasan. Results showed dose-dependent suppression of the production of interleukin-1b, a cytokine that plays a role in inflammation and tissue damage. A Phase I clinical trial of the compound, completed by Aventis in 1999, showed that the compound was well-tolerated in humans in a range of single doses. Under our 1999 agreement, Aventis holds an exclusive worldwide license to develop, manufacture and market pralnacasan in any indication, as well as an exclusive option for certain other compounds discovered under our previous research collaboration with Aventis. We will receive milestone payments for successful development of pralnacasan in rheumatoid arthritis, as well as for each additional indication for which it is developed (including osteoarthritis). Additionally, we will receive royalties on any sales of pralnacasan and Aventis will partially fund a Vertex co-promotion effort in the U.S.

Background: ICE Inhibitors for Inflammatory Disease

        ICE (caspase-1) is an enzyme that controls the release of active interleukin-1 beta (IL-1b) (one of two forms of IL-1) and IL-18 from white blood cells into the bloodstream and within tissues. IL-1b and IL-18 are cytokines that mediate a wide range of immune and inflammatory responses in many cell types. Early in the inflammatory process, IL-1b is released from white blood cells, initiating a complex cascade of events that results in inflammation and tissue damage. IL-18 is an important factor in the activation of lymphocytes, a type of white blood cell. Elevation of IL-1b and IL-18 levels has been correlated with disease states in a number of acute and chronic inflammatory diseases.

        Rheumatoid arthritis (RA) is the lead indication for the pralnacasan development program. In patients with RA, increased activity of IL-1b and IL-18 is observed in joint tissues during disease flare-ups, and IL-1b and IL-18 are known to activate osteoclasts, a cell type important in bone erosion characteristic of rheumatoid arthritis.

        There are more than 6 million patients with RA worldwide, including approximately 2.1 million in the United States. The main drugs currently used to treat RA are non-steroidal anti-inflammatory drugs (NSAIDs) such as Motrin (ibuprofen) and Celebrex (celecoxib). These drugs are palliative—they relieve pain and swelling but do not reverse or prevent the progression of the disease. Methotrexate is a disease-modifying drug that is widely used, but its use is associated with side effects that include liver toxicity. Even when tolerated well, over the long term many patients become unresponsive to methotrexate. Newer therapies including Enbrel® (etanercept) and Remicade® (infliximab) provide a strong rationale for a new kind of disease-modifying therapy that involves inhibition of the cytokine tumor necrosis factor (TNF) alpha. In 2001 Kineret® (anakinra) became the first therapy approved for RA targeting the cytokine IL-1b. However, these newer agents are injectable, and can be inconvenient and painful to administer. We believe that a well tolerated oral cytokine inhibitor such as pralnacasan may have significant commercial advantages.

        Osteoarthritis (OA) is the second indication for which pralnacasan is being developed. The inflammatory response plays a large role in the joint damage characteristic of OA, and increased cytokine activity has been observed in OA. Specifically, IL-1b is a key driver of pathology in OA, and animal models provide a strong rationale for pursuing IL-1b modulation for the treatment of OA.

        OA, a degenerative joint disease, is the most common form of arthritis, afflicting more than 240 million patients worldwide, including more than 21 million in the United States alone. Onset generally occurs after middle age, and as the disease progresses, it causes the loss of cartilage, damage to bone, formation of bone spurs, and inflammation of the soft tissues. OA may also occur in joints that have suffered previous injury, have been subjected to prolonged heavy use, or have been damaged by prior infection or inflammatory arthritis. Patients with OA experience pain, tenderness, swelling and progressive loss of mobility. OA is currently treated with over-the-counter drugs as well as palliative treatment such as NSAIDS and COX-2 inhibitors. These drugs do not address the underlying progressive joint destruction, while patients with more severe cases may become candidates for partial or total joint replacement surgery.

        Vertex and Aventis scientists began collaborating in 1993 to discover and develop orally available inhibitors of ICE. Our design efforts were based on the three-dimensional atomic structure of ICE, which was solved by Vertex researchers in 1994. As the result of an extensive, jointly conducted synthesis and research program, pralnacasan was selected as a development candidate in 1997. We believe that pralnacasan is the only specific ICE inhibitor to be advanced into clinical trials and is the most advanced oral cytokine inhibitor in development.

RESEARCH PROGRAMS

Vertex Drug Design Platform and Drug Discovery Strategy

        We believe that our integrated drug design approach has significantly enhanced our ability to discover and develop small molecule drugs directed at biologically complex targets, including novel targets identified in genomic research. Our approach has been validated through our collaborations and success in moving drug candidates into clinical trials.

        Integrated Drug Design Approach.    Our drug design platform integrates advanced biology, biophysics, chemistry, automation and information technologies in a coordinated and simultaneous fashion throughout the discovery process. The goal of this interdisciplinary integration is to increase the speed and certainty of drug discovery and development. Early in the drug design process, we focus on qualities that are critical to the successful development of orally-available small molecules, including sufficient potency, oral bioavailability, adequate pharmacokinetics and safety. Our consistent achievement of these parameters in discovery efforts directed at biologically complex molecular targets has been a major reason for our high rate of productivity and success in competitive areas of drug discovery.

        Focused Drug Discovery in Target-Rich Gene Families.    Vertex has pioneered a novel approach to drug discovery in target-rich gene families. Our approach organizes and prioritizes targets within gene families, which are groups of genes with similar sequences that code for structurally similar proteins. This approach essentially clusters targets according to how they interact with chemical inhibitors, and allows us to use high-throughput screening technologies, informatics and medicinal chemistry to rapidly identify drug-like classes of compounds in parallel for multiple targets. In concert with this approach, we use a variety of biological and chemical methodologies that interrogate the function of newly discovered proteins in order to focus our drug discovery and development efforts on the most promising targets within the most promising gene families. We believe that our systematic application of this drug discovery approach is increasing the speed and efficiency of drug design efforts directed at novel biological targets, and is securing valuable intellectual property for us in gene families of interest. Ultimately, we believe that our use of this approach will result in the development and market introduction of many major new drugs.

Target-Rich Gene Family Drug Discovery Programs

        We have four major research programs in target-rich gene families. These research programs utilize our focused drug design approach in the kinase, caspase, protease, and ion channel gene families. We believe that our integrated approach and our proprietary technologies allow us to rapidly identify appropriate chemical side chains for these scaffolds that will provide specificity for a particular target of interest within a cluster of related protein targets.

Kinase Program

        We have a broad-based drug discovery effort targeting the human protein kinase family, which consists of approximately 500 members. Protein kinases are enzymes that play a key role in transmitting signals between and within cells. Kinases exert their effect by phosphorylating other proteins, which then become activated and perform a specific function. Kinase activity has been implicated in most major diseases, including cancer and autoimmune, inflammatory, cardiovascular, metabolic, and neurological diseases. Thus, kinases can be ideal targets for therapeutic intervention. The clinical success of the oncology drugs Gleevec (Novartis) and Iressa (Astra Zeneca) offer examples of how small molecule kinase inhibitors can be tailored to address specific diseases.

        In May 2000 we entered into an agreement with Novartis Pharma AG to collaborate on the discovery, development and commercialization of small molecule drugs directed at protein kinases. The support provided by Novartis is enabling us to further expand both our infrastructure and parallel drug design efforts within this family. The collaboration addresses all human protein kinases excluding a small number of targets for which the two companies had substantial efforts underway prior to initiation of the agreement. For example, the p38 MAP kinase, excluded from our Novartis collaboration, is the molecular target for the Vertex drug candidates VX-702 and VX-850, which are in different stages of clinical development for inflammatory disease.

        In 2002, we selected three novel, small molecule kinase inhibitors from our program with Novartis for preclinical and clinical development. VX-528 is a small molecule inhibitor of Aurora kinases, which are three closely-related proteins required in rapidly dividing cells. Inhibition of Aurora kinase activity with a small molecule may provide a means of slowing or reversing the uncontrolled cell growth observed in cancer. VX-680 is a potent small molecule inhibitor of Aurora kinases and of FLT3 kinase. More than 30% of patients with acute myelogenous leukemia (AML) have activating mutations of FLT3. Thus VX-680 could provide therapeutic benefits for solid tumors and for hematological malignancies including AML. We also selected VX-608, a small molecule inhibitor of GSK3-b kinase. In June, 2001 we reported the 3-dimensional atomic structure of GSK3-b. Vertex researchers have developed proprietary information on the function of GSK3-b in the onset and progression of stroke, and have used that information to design and optimize VX-608. VX-608 has demonstrated broad activity in reducing tissue damage and improving outcomes in several preclinical models of stroke.

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

        The infrastructure created over the first 3 years of the Novartis/Vertex collaboration has enabled a parallel approach to drug discovery in the kinase gene family. This unique approach has Vertex poised for continued productivity. Over the next five years, we envision advancing a significant number of kinase inhibitors into clinical development targeting multiple therapeutic areas.

Caspase Program

        Caspases are a subfamily of proteases that play specific roles in apoptosis and inflammation. The human caspase family presently includes 11 structurally related enzymes. We are designing novel small molecule inhibitors of selected caspase enzyme targets to treat a variety of diseases in which inflammation and apoptosis play a role. Our scientists are applying the expertise gained through our successful design and optimization of ICE inhibitors. We applied our knowledge of ICE and other caspases to the design of VX-799, a small molecule caspase inhibitor with the potential to treat sepsis, and we anticipate selecting an additional small molecule caspase inhibitor drug candidate for clinical development in the coming years. VX-799 is currently in preclinical development.

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

        In September 1999, Vertex signed an expanded agreement with Aventis to collaborate on the development of pralnacasan, an orally active inhibitor of ICE (caspase-1). In November 1999, we began collaborating with Taisho Pharmaceutical Co., Ltd. to discover, develop, and commercialize other caspase inhibitors in Japan and certain Far East markets. In December 2000, we entered into a collaboration with Serono S.A. to discover, develop, and market caspase inhibitors in other territories, including North America, where we have the option to establish a joint venture with Serono.

Ion Channel Program

        Vertex is making a significant investment in the creation of a broad-based ion channel drug discovery effort that incorporates our medicinal chemistry and modeling expertise, augmented by significant proprietary technologies. The ion channel gene family contains numerous druggable targets that play a role in the pathogenesis of cancer as well as inflammatory, cardiovascular and metabolic diseases. Existing therapies such as amlodipine and nifedipine, which are calcium channel blockers for the treatment of hypertension, and lamotrigine and carbamezepine which are sodium channel inhibitors for the treatment of epilepsy, provide a strong rationale for developing drugs targeting ion channels. Important targets for a range of therapeutic indications are potentially found across all ion channel subfamilies. Vertex will utilize its expertise in assay development and screening to advance discovery efforts within this family. We also have extensive experience in the development of proprietary and highly sensitive instruments which detect changes in a cell membrane's electrical potential due to ion channel activity. We are developing next generation ion channel screening technology to enable the discovery of ion channel modulators with appropriate drug-like characteristics. Within the next 18 months we expect to select novel small molecule drug candidates from this program for preclinical development.

Protease Program

        We also have a drug discovery effort targeting both human and viral proteases. The protease gene family consists of approximately 400 proteases that play a role in many different diseases. As in our kinase program, we are using an approach that leverages structural similarity to create chemical scaffolds applicable to a range of protease targets. We intend to leverage our expertise in proteases to discover and develop additional drug candidates targeting members of the protease family.

        Vertex has broad experience across the protease family and has successfully designed drug candidates targeting aspartyl, cysteine, and serine proteases, representing three of the four protease subfamilies. Our efforts targeting HIV protease (an aspartyl protease) have resulted in one marketed drug, Agenerase, and two additional drugs in clinical development, including 908, which has a pending NDA filed with the U.S. FDA. Vertex, together with Aventis, Serono and Taisho have pioneered research and development efforts to design drugs targeting caspases (which are cysteine proteases). Our lead drug candidate targeting caspase-1, pralnacasan, is now in a broad Phase II development program. We also have two additional drug candidates targeting caspases in development. In 2003, Vertex expects to advance VX-950, an inhibitor of HCV protease (a serine protease), into Phase I development. We believe our extensive experience in proteases will allow us to design additional drugs targeting protease enzymes that have high clinical and commercial potential.

Additional Gene Families

        We plan to utilize our proprietary gene family-based platform and experience in structure-based drug design to pursue targets in additional, medically important gene families. We have exploratory efforts underway in g-protein coupled receptors (GPCRs), nuclear receptors and phosphatases.

Single Target Research Program

Bacterial Gyrase

        We are engaged in the discovery of novel antibiotics that target DNA gyrase B, an essential enzyme found in many bacteria. DNA gyrase is utilized during the bacterial replication process. DNA gyrase inhibitors already on the market have proven to be potent, broad-spectrum antibiotics and are used to treat a variety of common gram-positive and gram-negative infections in various treatment settings. Existing gyrase inhibitors, which work by interacting with the gyrase A subunit, achieved worldwide sales of nearly $4 billion in 2001. In contrast, we are targeting the gyrase B subunit, and specifically the ATP-binding site that is highly conserved across multiple species of bacteria. We have discovered a class of molecules that also shows activity against the highly similar par E subunit of topoisomerase IV, another essential bacterial enzyme. These dual gyrB/parE inhibitors not only appear to be potent in preclinical testing, but may also be less susceptible to the development of drug resistance, a major and growing problem with marketed antibiotics. We are currently optimizing this dual inhibitor class and plan to select a clinical candidate in 2003.

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

Research Compounds

        We are engaged in a worldwide strategic collaboration with Schering AG (Germany) for research, development and commercialization of neurorestorative agents for the treatment of a variety of neurological disorders. During 1999, we announced that orally administered neurophilin compounds discovered at Vertex, including compounds that do not interact with FKBP-12, significantly improve outcome in two different preclinical models of Parkinson's disease. We also reported for the first time that compounds that do not interact with FKBP-12 can improve outcomes in animal models of peripheral neuropathies. We continue to characterize the potential of compounds from this program in a variety of neurological disease models. We have used an integrated drug design technique to synthesize a library of orally available small molecule compounds that have the potential to prevent nerve damage or improve recovery following nerve injury. Some compounds have been chosen for a more detailed investigation with the objective of selecting compounds for preclinical development in the future.

Key Components of Our Technology Platform

        We have created an integrated technology platform which employs a variety of technologies, and which uses information from many different scientific disciplines early and continuously throughout the drug discovery process. We believe that our integrated approach, as demonstrated by our track record in drug design directed at biologically complex targets, provides for faster and more productive drug discovery compared to historical averages for the pharmaceutical industry. Since our inception in 1989, we have advanced more than 15 drug candidates into development directed at biologically complex targets in areas of unmet medical need. Selected technologies include:

        Genomics and Bioinformatics.    To further our parallel drug design strategy, we place a great emphasis on collecting, annotating, and organizing scientific information from both public and private sources. This information can be from scientific sources (biological, genomic, chemical, or clinical) and from patents. We have developed proprietary software to help scientists access and learn from this information.

        Functional Genomics.    We use a number of functional genomics techniques, such as gene knock-out mice, to help guide target selection and test the potential of chemical compounds in disease models. Site-directed mutagenesis is used to identify critical residues for drug interaction in the active site of a molecular target. Our patented GenomeScreen technology allows us to identify and validate targets by scanning the genome of living human cells and identifying those genes activated or repressed in various disease states. We have used GenomeScreen to assist us in mapping gene activation and cell signaling pathways and in characterizing poorly understood cellular processes. We also use antisense, siRNA, dominant negative cell lines, and other biological approaches to better characterize the role played by specific targets in cellular processes.

        Biophysics.    One of our core strengths is the generation of atomic structural information on molecular targets using X-ray crystallography and nuclear magnetic resonance (NMR) spectroscopy to guide design and optimization of lead classes of drugs. Recent improvements in protein production and automated liquid handling have dramatically increased our ability to perform parallel crystallization trials. Our scientists have also pioneered innovative NMR techniques, including a proprietary technology called NMR SHAPES, which can screen molecular subunits for weak affinity to a molecular target. This initial screening can quickly identify lead classes of molecules for further evaluation.

        Computer-based Modeling.    We apply advanced, proprietary computational modeling tools to guide the evaluation and selection of compounds for synthesis. During our virtual ("in silico") screening process, in excess of one billion compounds can be evaluated in one day to select several hundred or several thousand candidate compounds for synthesis and screening. These in silico tools enable us to analyze libraries of compounds for their potency, cell permeability, solubility, and other physical and biological properties relevant for drug design. Based on experimental results, new information is added to the process and the cycle is repeated. By using proprietary algorithms to sort and filter compounds for specific properties, our chemists can focus on synthesizing compounds that are more likely to lead to the rapid identification of development candidates.

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

        Assay Development.    We have premier capabilities in assay development and screening that allow us to rapidly generate large numbers of high quality lead compounds and drug candidates across all major gene families. We conduct several hundred assays per year, and are utilizing our assay development to develop novel proprietary assays to establish the ADME/toxicology profiles for compounds in our screening library. We believe that our assay capabilities allow us to gain useful information about our compounds early in the discovery process, which furthers research productivity.

        Assay Technologies.    Our assay development and screening platform is built upon a number of capabilities and gene reporter technologies, such as green florescent protein (GFP) and beta lactamase, to which we acquired rights through our 2001 acquisition of Aurora Biosciences Corporation. A key technology for the assay development platform is beta lactamase, which enables fluorescence-activated cell sorting, and is readily adapted to a broad range of target classes. Vertex continues to find useful applications of beta-lactamase, such as GenomeScreen.

        High-Throughput Screening.    Vertex significantly enhanced its chemical management and screening capabilities with the acquisition of Aurora Biosciences Corporation. These capabilities include aspects of the proprietary ultra high-throughput screening (UHTSS) system which integrates compound management, plate replication with miniaturized screening, hit (potential lead) identification and follow-up. The ultra high-throughput capability is achieved through the use of our NanoWell® assay plate, which contains 3,456 wells in a standard microplate footprint. Assays for most enzyme and receptor targets are conducted in this format.

        Ion Channel Platform.    Our patented universal ion channel technology platform, includes the VIPR (Voltage/Ion Probe Reader) and VIPR II subsystems, proprietary voltage sensor probes and assay methods. This platform facilitates the rapid generation of screening assays and the high throughput screening of ion channel targets by optically measuring changes in membrane potential in live cells in an automated, microtiter plate format. Vertex has developed advanced proprietary applications of these technologies which enable high-throughput, mechanistic studies of compound action on ion channels. These applications include the development of our E-VIPR platform which enables optical membrane potential assays for detecting activity of rapidly gating channels, such as certain voltage-gated channels.

Corporate Collaborations

        We have entered into corporate collaborations with pharmaceutical companies that provide financial and other resources, including capabilities in research, development, manufacturing, and sales and marketing, to support our research and development programs. At present, we have the following major corporate collaborations:

Novartis Pharma AG

        In May 2000 we entered into an agreement with Novartis Pharma AG to collaborate on the discovery, development and commercialization of small molecule drugs directed at targets in the kinase protein family. Under the agreement, Novartis agreed to pay us up to approximately $600 million in pre-commercial payments, comprised of a $15 million up-front paid upon signing of the agreement, up to $200 million in product research funding over six years and up to approximately $400 million in further license fees, milestone payments and cost reimbursements. These further amounts are based on the development of eight drug candidates. We are responsible for drug discovery and clinical proof-of-concept testing of all drug candidates. Under our agreement, Novartis has also created a $200 million loan facility to support our clinical studies, which we may draw down in amounts of up to $25 million for each drug candidate. The loans are interest free and Novartis will forgive the full amount of any advances with respect to a particular drug candidate if Novartis accepts the drug candidate for further development under our agreement. During 2002 we drew a $5 million advance against the loan facility to support our early development efforts related to a particular drug candidate. Novartis will have exclusive worldwide development, manufacturing and marketing rights to clinically and commercially relevant drug candidates that it accepts from us for development. We will receive royalties on any products that are marketed as part of the collaboration. Subject to certain conditions, we will have co-promotion rights in the United States and Europe. Upon one year's written notice, Novartis may terminate this agreement without cause, effective no earlier than May, 2004.

Aventis S.A.

        In September 1999, we entered into an expanded agreement with Hoechst Marion Roussel (HMR) covering the development of pralnacasan. HMR and Rhone-Poulenc Rorer merged to form Aventis in December 1999. Aventis has an exclusive worldwide license to develop, manufacture and market pralnacasan, as well as an exclusive option for certain other compounds discovered as part of the research collaboration between HMR and us that ended in 1997. Aventis will fund the development of pralnacasan. We may co-promote the product in the United States and Europe and will receive royalties on global sales, if any. Under the agreement, Aventis has paid us a $20 million up-front payment for prior research costs, and has agreed to pay us up to $62 million in milestone payments for successful development by Aventis of pralnacasan in rheumatoid arthritis, the first targeted indication. Milestone payments are also due for each additional indication. Aventis initiated a Phase IIa clinical study of pralnacasan in osteoarthritis in January 2003. The agreement also provides that Aventis will partially fund a Vertex co-promotion effort in the U.S. Aventis has the right to terminate this agreement without cause upon six months' written notice. Termination by Aventis will end any license we have granted Aventis under the agreement.

GlaxoSmithKline

        In December 1993, we entered into a collaboration with GlaxoSmithKline covering the research, development and commercialization of HIV protease inhibitors, including Agenerase (amprenavir), 908 (an amprenavir prodrug), and VX-385, a chemically distinct protease inhibitor. GlaxoSmithKline has exclusive rights to develop and commercialize our HIV protease inhibitors in all parts of the world except the Far East and pays us a royalty on sales. We have retained certain bulk drug manufacturing rights and certain co-promotion rights in the territories licensed to GlaxoSmithKline. Under the collaborative agreement, GlaxoSmithKline agreed to pay us up to $42 million, comprised of a $15 million up-front license payment paid in 1993, $14 million of product research funding over five years and $13 million of development and commercialization milestone payments for an initial drug candidate. We have received the entire $42 million and in 1999 began receiving royalties on sales of Agenerase. GlaxoSmithKline is also obligated to pay us additional development and commercialization milestone payments for subsequent drug candidates, including 908 and VX-385. In the fourth quarter of 2002 we received a milestone payment of $1.5 million from GlaxoSmithKline in connection with the submission of an application for marketing approval for 908 in the U.S. and the European Union. In addition, GlaxoSmithKline is required to bear the costs of development in its territory under the collaboration.

        GlaxoSmithKline has the right to terminate its agreement with us without cause upon twelve months' notice. Termination of the agreement by GlaxoSmithKline will relieve it of its obligation to make further commercialization and development milestone and royalty payments, and will end any license granted to GlaxoSmithKline by us.

        We and GlaxoSmithKline have a non-exclusive, worldwide license under certain Searle (now owned by Pharmacia/Pfizer) patent applications claiming HIV protease inhibitors, to permit Vertex and GlaxoSmithKline to develop, manufacture and market Agenerase and 908 free of the risk of intellectual property claims by Searle. The terms of the license require us to pay Searle a royalty on net sales.

Serono S.A.

        In December 2000, we entered into a collaboration with Serono S.A. to discover, develop, and market caspase inhibitors. The Agreement covers caspase inhibitors other than certain ICE inhibitors and related compounds which are the subject of our agreement with Aventis described above. Under the terms of the agreement, we could receive up to $95 million to support and expand our drug discovery activities in the caspase protein family, including milestone payments as drug candidates move through development. We have received $5 million in up-front payments for prior research, and could also receive up to $20 million in research funding, some of which has been paid, over the five year agreement term. We could also receive up to $70 million in milestone payments for the successful development and commercialization of one or more drug candidates. The two companies will share development costs. We have the option to establish a joint venture with Serono for the commercialization of products in North America, where we will share marketing rights and profits from the sale of drug products. Serono will have exclusive rights to market caspase inhibitors in other territories, excluding Japan and certain other countries in the Far East, and will pay us for supplies of drug substance. Serono has the right to terminate the agreement without cause upon 90 days' written notice, effective at July 1, 2004.

Taisho Pharmaceutical Co., Ltd.

        In November 1999, we entered into a collaboration with Taisho covering the discovery, development, and commercialization of caspase inhibitors for the treatment of cerebrovascular, cardiovascular and neurodegenerative diseases. Taisho's research program funding obligations ended in the third quarter of 2002, and its development options with respect to compounds generated in this program ended in February 2003. Taisho has paid the full amount required to be paid by it under the program but has not elected to bring any compounds into development in its territory.

Schering AG (Germany)

        In August 1998, we entered into a collaboration with Schering AG covering the research, development and commercialization of novel, orally active neurophilin ligand compounds to promote nerve regeneration for the treatment of a number of neurological diseases. Vertex and Schering AG have an equal role in management of neurophilin ligand research and product development. The agreement provided that Schering AG would pay us up to $88 million, comprised of a $6 million up-front payment made upon signing in September 1998, $22 million of product research funding over five years and up to $60 million of development and commercialization milestone payments. Research funding under this agreement concluded in the fourth quarter of 2002, and we received the full amount of research funding specified in the agreement. Schering AG has an option exercisable until February 24, 2004 to designate a compound or compounds for development. In North America, we will have manufacturing rights, and we will share equally with Schering AG in the marketing expenses and profits from commercialized compounds. In addition to having manufacturing rights in North America, we retain the option to manufacture bulk drug substance for sales in territories outside Europe, the Middle East and Africa. Schering AG will have the right to manufacture and market any commercialized compounds in Europe, the Middle East and Africa, and will pay us a royalty on any product sales. Schering AG has the right to terminate the agreement without cause upon six months' written notice.

Kissei Pharmaceutical Co., Ltd.

        HIV Protease Inhibitors.    In April 1993, we entered into a collaboration with Kissei covering the development of amprenavir, our HIV protease inhibitor. Kissei has exclusive rights to develop and commercialize amprenavir in Japan and will pay us a royalty on sales. We are responsible for the manufacture of bulk drug substance for Kissei. Under the collaborative agreement, Kissei agreed to pay us up to $20 million, comprised of $9.8 million of product research funding over three years, $7 million of development and commercialization milestone payments and a $3.2 million equity investment upon signing the agreement. We have received the full amount of research funding specified under the agreement.

        p38 MAP Kinase.    In September 1997, we entered into a collaboration with Kissei to identify and develop compounds that target p38 MAP kinase. We are collaborating with Kissei in the development and commercialization of VX-702, a novel, orally active p38 MAP kinase inhibitor for the treatment of ACS and inflammatory diseases. Kissei has exclusive rights to develop and commercialize VX-702 in Japan and certain Southeast Asian countries, and semi-exclusive rights in China, Taiwan and South Korea. We retain exclusive marketing rights in the United States, Canada, Europe, and the rest of the world. In addition, we will have the right to supply bulk drug material to Kissei for sale in its territory, and will receive royalties and drug supply payments on any product sales. Under the terms of the agreement, Kissei agreed to pay us up to $22 million, comprised of a $4 million up-front license payment paid in September 1997, $11 million of product research funding over three years and $7 million of development and commercialization milestone payments. Additionally, Kissei agreed to pay certain development costs. The research program ended on June 30, 2000, and we have received the full amount of research funding specified under the agreement. Kissei has the right to terminate the agreement without cause upon six months' notice.

Eli Lilly & Company

        In June 1997, we entered into a collaboration with Eli Lilly covering the development of novel small molecule compounds to treat hepatitis C infection, including VX-950. In December 2001, together with Eli Lilly, we selected VX-950 for development. In December 2002, we restructured our agreement with Eli Lilly ending the research collaboration approximately six months early and granting us worldwide rights to compounds identified during the collaboration. We will lead development and commercialization of VX-950. We will pay Eli Lilly a royalty on future product sales of VX-950 and other HCV protease inhibitor compounds.

Discovery Tools and Services

Overview

        We acquired Aurora Biosciences Corporation and its subsidiary PanVera Corporation (PanVera) in July 2001. At the time of the acquisition, Aurora was in the business of developing and commercializing core technologies to accelerate the discovery of new medicines, including a broad portfolio of proprietary fluorescence assay technologies and screening platforms designed to provide an integrated solution for drug discovery. Fluorescence assay technologies developed and commercialized by Aurora include GeneBLAzer™, GenomeScreen™, Vivid™ and PhosphoryLIGHT™ technologies, as well as a broad collection of fluorescent proteins. Aurora's screening platforms include its ultra high-throughput screening system, the UHTSS® Platform, and its automated master compound store, the AMCS Platform, as well as its ion channel screening platform, which includes proprietary voltage sensor probes and voltage ion probe reader, the VIPR™ subsystem. Aurora produced and sold proteins, and provided protein cloning, expression and purification services through PanVera. Aurora also provided target discovery, assay development, screening and other services to its customers.

        As of July 1, 2002, we began to commercialize Aurora instruments and services, together with PanVera's reagents and probes business, under the name PanVera LLC. PanVera LLC's core business includes commercialization of fluorescence assay technologies, assay development services, the manufacture and sale of proteins, reagents and probes and the development and sale of instrumentation systems. The former Aurora site in San Diego, now operating under the name Vertex Pharmaceuticals (San Diego) LLC (Vertex San Diego), focuses mainly on pharmaceutical drug discovery. Vertex San Diego has retained exclusive rights to certain proprietary research tools, including particularly the E-VIPR system and certain voltage sensor probes, for use solely in pharmaceutical research. We also retained freedom to operate and innovate under all technologies transferred to PanVera LLC for commercialization.

        On February 4, 2003, Vertex and PanVera LLC entered into an Asset Purchase Agreement with Invitrogen Corporation, pursuant to which Invitrogen agreed to purchase certain assets of PanVera LLC, including certain biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins, for approximately $95 million in cash plus the assumption of certain liabilities. The disposition did not include the instrumentation system assets. The sale was completed on March 28, 2003. In connection with the sale we have agreed with Invitrogen that we may use in our drug discovery activities, but will not engage for a term of five years in the business of providing, reagents, probes or assay development services. We will also purchase a minimum of $3 million of products annually from Invitrogen for three years after the completion of the sale.

        The instrumentation business formerly conducted by Aurora and PanVera LLC will now be conducted under the name Aurora Instruments LLC.

Instruments

        Our patented ion channel technology platform, which includes the VIPR subsystem, its proprietary voltage sensor probes and voltage ion probe reader, was first released in 1997. This platform facilitates the rapid generation of screening assays and the high-throughput screening of ion channel targets by optically measuring changes in membrane potential in live cells in an automated, microtiter plate format. Our second-generation voltage ion probe reader, the VIPR II subsystem, is capable of screening in 96-well and 384-well microplate formats, with a significant increase in throughput over the original VIPR subsystem. Because our ion channel technology platform focuses on changes in membrane potential, it is a universal platform that is independent of the particular ion being transported by the target channel. It is applicable to the majority of ion channel families, including voltage-gated and ligand-gated potassium, sodium, calcium and chloride channels, as well as other types of channels. We are also developing other instruments that we believe will significantly impact the productivity of our drug discoveries effort. Our Flying Reagent Dispenser (FRD) performs automated, high-speed, accurate liquid dispensing for stand-alone, benchtop applications using high-density plate formats. The Topology-Compensating Plate Reader (tcPR) provides fast, multi-channel ratiometric fluorescence reading on high-density assay plates. Accuracy is enhanced by adapting the optics to the topology of each plate, compensating for small differences in topology ("warping") from one plate to the next. The multi-tip piezo dispenser delivers nanoliter to microliter volumes with very high accuracy for reformatting compound libraries and other liquid stocks. The automated liquid handler can handle any combination of plates from 96 to 3,456-wells per plate.

        We continue to develop instruments to enable the decentralization of screening and dose response work in cell-based and biological based assays. Screening Island I (SSI), the first stage of this deployment, enables the unattended screening of ›100,000 compounds in a 10 hour time period. It contains two FRDs, two incubators for mamalian cell culture or assay incubation, and a high speed dual channel fluorescent reader. The instrument package is integrated with commercially available scheduling software and a high precision laboratory scale robot. The SSI was first put into service in February 2002. Screening Island II is the next generation instrument that is designed to have an integrated, miniaturized chemical handling feature. As designed, the system will enable the preparation of dosed screening plates from a miniaturized library of chemical samples contained in nanoplates.

        E-VIPR is Vertex's proprietary ion channel screening technology which uses fluorescent probes and waves of electrical stimulation to study ion channels. E-VIPR provides an automated, high-throughput platform with which we can obtain data of comparable quality to patch clamping at speeds up to a thousand times faster. E-VIPR can be used to study both fast and slow channel activity and to study state dependence, a phenomenon in which compounds bind preferentially to certain conformations of channels. E-VIPR can be used to study mechanism of action as well as to determine the selectivity of compounds for specific ion channels. With respect to voltage-gated channels, electrical stimulation eliminates the need for the addition of liquids and pharmacological modifiers which often distort the native conformation and activity of ion channels.

        Some of our instruments are available commercially through our wholly-owned subsidiary Aurora Instruments LLC.

Intellectual Property

        We vigorously pursue patents to protect our intellectual property. As of December 31, 2002, we owned, in whole or in part, 130 issued U.S. patents and 204 pending U.S. patent applications covering proprietary technologies and intellectual property within our discovery and development programs, as well as foreign counterparts in many other countries. We were also exclusively licensed to 19 additional issued U.S. patents and 14 pending U.S. applications, as well as foreign counterparts thereof. As of the same date, our subsidiary PanVera LLC owned or exclusively licensed an additional 33 issued U.S. patents and 25 pending U.S. applications as well as foreign counterparts thereof covering their technologies. Upon the sale of certain assets of PanVera LLC on March 28, 2003, we transferred to the buyer of those assets all of PanVera LLC's rights to the patents and patent applications related to those assets, and entered into non-exclusive licenses permitting us freedom to operate under the PanVera LLC patents and patent applications solely in the research field and to fulfill existing obligations.

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

Patents and Pending Applications

        We have issued patents and pending applications in the United States, and in foreign countries we deem appropriate, covering intellectual property developed as part of each of our most advanced research, development and commercialized programs. These include:

  •
  issued United States patents that cover classes of chemical compounds, pharmaceutical formulations and/or uses of the same for treating HIV infection and AIDS. The patents include specific coverage for amprenavir, pharmaceutical formulations containing amprenavir and methods of using of amprenavir to treat HIV infection or AIDS-related central nervous system disorders. Another issued United States patent covers processes for preparing synthetic intermediates useful in the synthesis of a class of compounds that includes amprenavir. We have a non-exclusive, worldwide license under certain Searle patent applications claiming HIV protease inhibitors. We have an issued patent in the United States and patents and pending applications in other countries claiming 908 and related compounds. We also have applications pending in the United States and other countries claiming VX-385 and related compounds.

  •
  issued United States patents that cover classes of chemical compounds, pharmaceutical compositions containing such compounds, and methods of using those compounds to treat or prevent IMPDH-mediated diseases. The class of compounds covered by one of these patents includes merimepodib. We also have an issued patent in the United States and patents and pending applications in other countries claiming VX-148, VX-944, and related compounds.

  •
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

  •
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

  •
  issued United States patents covering various classes of chemical compounds and their use to treat a wide variety of neurological disorders.

  •
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

  •
  applications pending in the United States and other countries claiming VX-799 and related compounds. We also have filed applications claiming other classes of caspase inhibitors and have an issued U.S. patent on a mutent caspase target discovered under our caspase inhibitors program.

  •
  issued United States patents claiming pharmaceutical compositions comprising VX-563 and related compounds, and methods of treating various diseases with such compositions.

  •
  issued United States patents and filed applications worldwide claiming inhibitors of multiple kinases, as part of our kinase research programs.

  •
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

  •
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

Manufacturing

        We rely on third party manufacturers and collaborative partners to produce our compounds for clinical purposes and may do so for commercial production of any compounds that are approved for marketing. Commercial manufacturing of Agenerase is being done by GlaxoSmithKline. We retain the option to manufacture a portion of GlaxoSmithKline's requirements for bulk drug substance for Agenerase and its prodrug, 908. If we were to exercise that option, we would expect to need to rely upon one or more contract manufacturers to manufacture the bulk drug substance on our behalf.

        We have established a quality assurance program intended to ensure that third party manufacturers under contract produce our compounds in accordance with the FDA's current Good Manufacturing Practices, or cGMP, and other applicable regulations.

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

        The production of our compounds is based in part on technology that we believe to be proprietary. We may license this technology to contract manufacturers to enable them to manufacture compounds for us. In addition, a contract manufacturer may develop process technology related to the manufacture of our compounds that the manufacturer owns either independently or jointly with us. This would increase our reliance on that manufacturer or require us to obtain a license from that manufacturer in order to have our products manufactured.

        Our subsidiary Aurora Instruments LLC manufactures and supports the UHTSS Platform, the AMCS Platform, the sample distribution system, and the VIPR II at its facilities in San Diego, California, except certain components of the UHTSS Platform and AMCS Platform, which are purchased from Universal Technologies, Inc., and the enclosures for the UHTSS Platform and AMCS Platform, which are purchased from Environmental Specialties, Inc.

Competition

        We are engaged in biopharmaceutical fields characterized by extensive research efforts, rapid technological progress and intense competition. There are many public and private companies, including pharmaceutical companies, chemical companies and biotechnology companies, engaged in developing products for the same human therapeutic applications as those that we are targeting. In order for us to compete successfully, we must demonstrate improved safety, efficacy, ease of manufacturing and market acceptance of our products over those of our competitors who have received regulatory approval and are currently marketing their drugs. In the field of HIV protease inhibition, Abbott Laboratories, Inc., Bristol Myers Squibb, Hoffmann-La Roche, Merck & Co., Inc. and Pfizer Inc. have other HIV protease inhibitor drugs in development or on the market. Many of our competitors have substantially greater financial, technical and human resources than ours and are more experienced in the development of new drugs.

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

        As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animals to identify potential safety problems. For certain diseases, animal models exist that are believed to be predictive of human efficacy. For such diseases, a drug candidate is tested in an animal model. The results of the studies are submitted to the FDA as a part of the Investigational New Drug application (IND) which is filed to comply with FDA regulations prior to commencement of human clinical testing in the U.S. For diseases for which no appropriately predictive animal model exists, no such results can be filed. For several of our drug candidates, no appropriately predictive model exists. As a result, no in vivo evidence of efficacy will be available until such compounds progress to human clinical trials.

        Clinical trials typically are conducted in three sequential phases, although the phases may overlap. In Phase I, which frequently begins with the initial introduction of the drug into healthy human subjects prior to introduction into patients, the compound will be tested for safety, dosage tolerance, absorption, bioavailability, biodistribution, metabolism, excretion, clinical pharmacology and, if possible, for early information on effectiveness. Phase II typically involves studies in a small sample of the intended patient population to assess the efficacy and duration of the drug for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Phase III trials are undertaken to further evaluate clinical safety and efficacy in an expanded patient population at geographically dispersed study sites, to determine the overall risk-benefit ratio of the drug and to provide an adequate basis for physician labeling. Each trial is conducted in accordance with certain standards under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be evaluated by an independent Institutional Review Board at the institution at which the study will be conducted. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

        Data from preclinical testing and clinical trials are submitted to the FDA in a New Drug Application (NDA) for marketing approval. The process of completing clinical testing and obtaining FDA approval for a new drug is likely to take a number of years and require the expenditure of substantial resources. Preparing an NDA involves considerable data collection, verification, analysis and expense, and there can be no assurance that approval will be granted on a timely basis, if at all. The approval process is affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. The FDA may deny an NDA if applicable regulatory criteria are not satisfied or may require additional testing or information. Among the conditions for marketing approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to the FDA's cGMP regulations, which must be followed at all times. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance. Manufacturing establishments, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by or under the authority of other federal, state or local agencies.

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

Employees

        As of December 31, 2002, we had more than 980 employees, including approximately 678 in research and development, and 303 in general and administrative functions. Approximately 75 of these employees were located at our U.K. research and development facility, 118 of these employees were located at our PanVera LLC facility in Madison, Wisconsin, and 235 of these employees were located at our facility in San Diego. Upon the sale of certain assets of PanVera LLC on March 28, 2003, the PanVera LLC employees were hired by the buyer of those assets, and are no longer our employees. Our scientific staff members (300 of whom hold Ph.D. and/or M.D. degrees, including 21 at PanVera LLC) have diversified experience and expertise in molecular and cell biology, biochemistry, animal pharmacology, synthetic organic chemistry, protein X-ray crystallography, protein nuclear magnetic resonance spectroscopy, computational chemistry, biophysical chemistry, medicinal chemistry, clinical pharmacology and clinical medicine. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

EXECUTIVE OFFICERS AND DIRECTORS

        The names, ages and positions held by our executive officers and directors are as follows:

Name	Age	Position
Joshua S. Boger, Ph.D.	51	Chairman and Chief Executive Officer
Vicki L. Sato, Ph.D.	54	President
John J. Alam, M.D.	41	Senior Vice President of Drug Evaluation and Approval
Lynne H. Brum	39	Vice President, Corporate Development and Communications
Iain P. M. Buchanan	49	Vice President, European Operations; Managing Director, Vertex Pharmaceuticals (Europe) Limited
Kenneth S. Boger	56	Senior Vice President and General Counsel
N. Anthony Coles, M.D.	42	Senior Vice President, Commercial Operations-Pharmaceutical Products
Ian F. Smith, CPA	37	Vice President and Chief Financial Officer
Barry M. Bloom, Ph.D.	74	Director
Roger W. Brimblecombe, Ph.D., D.Sc.	73	Director
Stuart J. Collinson, Ph.D.	43	Director
Donald R. Conklin	66	Director
Bruce I. Sachs	43	Director
Charles A. Sanders, M.D.	71	Director
Elaine S. Ullian	55	Director

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

        Ms. Brum joined Vertex as Director, Corporate Communications in 1994 and was Vice President of Corporate Communications of the Company from 1998 until January 2001, when she was appointed Vice President of Corporate Communications and Market Development. In December 2001 she was appointed Vice President, Corporate Development and Communications. Ms. Brum came to Vertex from Feinstein Kean Healthcare, a communications and business consulting practice, where she was a vice president. Previously, she held corporate communications and research positions at Biogen, Inc. Ms. Brum holds an M.B.A. from the Simmons Graduate School of Management, and a B.A. in biological sciences from Wellesley College.

        Mr. Buchanan joined Vertex in April 1994 from Cilag AG, a subsidiary of Johnson & Johnson based in Zug, Switzerland, where he served as its Regional Licensing Director since 1987. He previously held the position of Marketing Director of Biogen S.A. in Switzerland. Prior to Biogen, Mr. Buchanan served in Product Management at Merck Sharp & Dohme (UK) Limited. Mr. Buchanan holds a B.Sc. from the University of St. Andrews, Scotland.

        Mr. Kenneth Boger joined Vertex as Senior Vice President and General Counsel in September 2001. He came to Vertex from the law firm of Kirkpatrick & Lockhart LLP, where he was a partner specializing in business and corporate law and was a member of the firm's Management Committee. Prior to the merger of Kirkpatrick & Lockhart with the Boston law firm of Warner & Stackpole LLP in 1999, Mr. Boger was a partner at Warner & Stackpole, where he served on the Executive Committee from 1988 to 1997. Mr. Boger holds a B.A. in history from Duke University, an MBA from the Graduate School of Business at the University of Chicago, and a J.D. from Boston College Law School. Mr. Boger is the brother of Dr. Joshua Boger, the Company's Chairman and Chief Executive Officer.

        Dr. Coles joined Vertex as Senior Vice President, Commercial Operations-Pharmaceutical Products in March, 2002. He came to Vertex from Bristol-Myers Squibb, where he served in a variety of positions since joining BMS in 1996, including Senior Vice President of Strategy and Policy, Senior Vice President, Marketing and Medical Affairs for the Neuroscience, Infectious Disease, and Dermatology Division, Vice President, West Area Sales—Cardiovascular and Metabolic Business Unit for U.S. Primary Care, and Vice President, Cardiovascular Global Marketing. Prior to joining BMS, Dr. Coles was Vice-President of the Hypertension and Heart Failure Business Group at Merck. Dr. Coles holds an M.D. degree from Duke University, a Masters Degree in Public Health from Harvard Universty and a B.S. degree from Johns Hopkins University.

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

        Dr. Bloom has served as our director since 1994. He was formerly with Pfizer Inc., as Executive Vice President of Research and Development from 1992 to 1993, as Vice President from 1990 to 1992, and as a director from 1973 to 1993. He also serves as a director of Cubist Pharmaceuticals Inc., Neurogen Corporation and Microbia. Dr. Bloom will retire as a director of Vertex effective as of the 2003 Annual Meeting of Shareholders.

        Dr. Brimblecombe has served as our director since 1993. He served as Chairman of Vanguard Medica Ltd. from 1991 to 2000, as Chairman of Core Group plc from 1997-1999, and as Chairman of Oxford Asymmetry International plc from 1997 to 2000. From 1979 to 1990, he held various Vice

Presidential posts in SmithKline & French Laboratories' research and development organization. He also serves as a director of several companies located in Europe, Singapore and Australia. He holds Ph.D. and D.Sc. degrees in Pharmacology from the University of Bristol, England.

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

        Mr. Conklin has served as our director since 1994. He served as Executive Vice President of Schering Plough from 1986 to 1996, when he retired. He also serves as a director of AlfaCell Inc. and Ventiv Health Inc.

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

        Dr. Sanders has served as our director since 1996. He retired in 1994 as Chief Executive Officer and in 1995 as Chairman of Glaxo Inc. From 1990 to 1995, he served as a member of the board of Glaxo plc. From 1981 to 1989, Dr. Sanders held a number of positions at the Squibb Corporation, including that of Vice Chairman. Dr. Sanders has served on the boards of Merrill Lynch, Reynolds Metals Co. and Morton International Inc. He is currently a director of Biopure Corporation, Cephalon Corporation, Genentech, Inc., Scios, Inc., and Trimeris Inc.

        Ms. Ullian has served as our director since 1997. Since 1996, she has served as President and Chief Executive Officer of Boston Medical Center. From 1994 to 1996, she served as President and Chief Executive Officer of Boston University Medical Center Hospital. From 1987 to 1994, Ms. Ullian served as President and Chief Executive Officer of Faulkner Hospital. She also serves as a director of Thermo Electron Corporation.

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

Mark Murcko, Ph.D.	Vice President and Chief Technology Officer, Vertex Pharmaceuticals Incorporated.
Vicki L. Sato, Ph.D.	President, Vertex Pharmaceuticals Incorporated.
Steven J. Burakoff, M.D.	Laura and Isaac Perlmutter Professor, New York University School of Medicine; Director, New York University Cancer Institute; Director, Skirball Institute of Biomolecular Medicine.
Eugene H. Cordes, Ph.D.	Retired Professor of Medicinal Chemistry, College of Pharmacy and Adjunct Professor of Chemistry, College of Literature, Science and the Arts, University of Michigan, Ann Arbor.
Stephen C. Harrison, Ph.D.	Higgins Professor of Biochemistry, Harvard University; Investigator, Howard Hughes Medical Institute; Professor of Biological Chemistry and Molecular Pharmacology and Professor of Pediatrics, Harvard Medical School.
Jeremy R. Knowles, D. Phil.	Amory Houghton Professor of Chemistry and Biochemistry, Harvard University.
Robert T. Schooley, M.D.	Tim Gill Professor of Medicine and Head of the Division of Infectious Diseases, University of Colorado Health Sciences Center.
Dr. Roger Tsien, Ph.D.	Investigator, Howard Hughes Medical Institute; Professor of Pharmacology and Professor of Chemistry and Biochemistry, University of California, San Diego.

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

RISK FACTORS

WE DO NOT KNOW WHETHER AGENERASE SALES WILL CONTINUE AT CURRENT LEVELS OR IF 908 SALES WILL BE AT A LEVEL AT OR ABOVE SALES LEVELS FOR AGENERASE.

        Agenerase's share of the worldwide protease inhibitor market may decrease due to competitive forces and market dynamics, including the launch of 908, which we expect could take place in the fourth quarter of 2003. Similarly, 908 may face similar competitive pressures, if it receives marketing approval from U.S. and foreign regulatory authorities and is commercially launched. Other HIV protease inhibitors and a number of other products, including Gilead's Viread, DuPont's Sustiva and GlaxoSmithKline's Ziagen, are on the market for the treatment of HIV infection and AIDS. Other drugs are still in development by our competitors, including Bristol Myers Squibb and Boehringer Ingelheim, which may have better efficacy, fewer side effects, easier administration and/or lower costs than Agenerase or 908. Moreover, the growth in the worldwide market for HIV protease inhibitors has, to a certain extent, occurred as a result of early and aggressive treatment of HIV infection with a protease inhibitor-based regimen. Changes in treatment strategy, in which treatment is initiated later in the course of infection, or in which treatment is more often initiated with a regimen that does not include a protease inhibitor, may result in less use of HIV protease inhibitors. In addition, the clinical benefit of strategies used by clinicians to boost drug levels of Agenerase (and possibly 908) by co-administering other antiretroviral agents may not prove to be effective, or may not result in increased revenues. As a result, the total market for protease inhibitors, in the U.S. and Europe, may decline, decreasing the sales potential of Agenerase and 908. Further, although we co-promote Agenerase and will co-promote 908 in the U.S. and key markets in Europe, GlaxoSmithKline directs the majority of the marketing and sales efforts and we will have little control over the success of those efforts. GlaxoSmithKline has the right to terminate its agreement with us without cause upon twelve months' notice.

IF WE DO NOT SUCCESSFULLY DEVELOP OUR DRUG PIPELINE, WE MAY NOT GENERATE SUFFICIENT FUNDS TO ACHIEVE OR SUSTAIN PROFITABILITY IN THE FUTURE.

        As of December 31, 2002, our collaborators and we were conducting clinical development of 8 product candidates resulting from our research and development programs, including additional clinical trials of 908, merimepodib, pralnacasan, VX-148 and VX-702, and preclinical testing of 7 product candidates from these programs. All of the products that we are pursuing will require extensive additional development, testing and investment, as well as regulatory approvals, prior to commercialization. Our product research and development efforts may not be successful. Our drug candidates may not enter preclinical or clinical studies as or when anticipated or receive the required regulatory approvals. Moreover, our products, if introduced, may not be commercially successful. The results of preclinical and initial clinical trials of products under development by us are not necessarily predictive of results that will be obtained from large-scale clinical testing. Clinical trials of products under development may not demonstrate the safety and efficacy of such products or result in a marketable product. In addition, the administration alone or in combination with other drugs of any product developed by us may produce undesirable side effects in humans.

        The failure to demonstrate adequately the safety and efficacy of a therapeutic drug under development could delay or prevent regulatory approval of the product and could have a material adverse effect on us. In addition, the FDA may require additional clinical trials, which could result in increased costs and significant development delays. While all or a portion of these additional costs may be covered by payments under our collaborative agreements, we bear all of the costs for our development candidates that are not partnered.

IF DELAYS IN PATIENT ENROLLMENT SLOW OUR DEVELOPMENT PROCESS WE MAY LOSE OUR COMPETITIVE ADVANTAGE OR BE UNABLE TO BRING OUR DRUGS TO MARKET.

        The rate of completion of clinical trials of our products is dependent upon, among other factors, the rate of patient accrual. Patient accrual is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the level of compliance by the clinical sites to clinical trial protocols, and the availability of clinical trial material. Delays in patient enrollment in clinical trials may result in increased costs, program delays or both, which could have a material adverse effect on our company. While all or a portion of these additional costs may be covered by payments under our collaborative agreements, we bear all of the costs for our development candidates that are not partnered. If our clinical trials are not completed, we may not be able to submit a new drug application. If we are able to file a new drug application, such application may not be reviewed and approved in a timely manner, if at all.

IF WE DO NOT OBTAIN REGULATORY APPROVAL FOR OUR PRODUCTS ON A TIMELY BASIS, OR AT ALL, OUR REVENUES WILL BE NEGATIVELY IMPACTED.

        The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically can take many years and may vary substantially based upon the type, complexity and novelty of the pharmaceutical product. Data obtained from preclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. In addition, delays or rejections may be encountered based on changes in, or additions to, regulatory policies for drug approval during the period of product development and regulatory review. The effect of government regulation may be to delay or prevent the commencement of planned clinical trials for our drug candidates in clinical development, including merimepodib, pralnacasan, VX-148 and VX-702. It may also delay or prevent the commercialization of our products, including 908, which are developed and submitted for approval, for a considerable period of time, impose costly procedures upon our activities and provide competitive advantages to companies more experienced in regulatory affairs that compete with us. Moreover, even if approval is granted, such approval may entail limitations on the indicated uses for which a compound may be marketed. Although we have been informed by GlaxoSmithKline that its NDA covering 908 has been accepted by the FDA and that the collection and submission of additional data regarding 908 is proceeding as planned, a significant delay in marketing approval of 908 could adversely impact our revenues.

IF WE ARE UNABLE TO ATTRACT AND RETAIN COLLABORATIVE PARTNERS FOR RESEARCH SUPPORT AND THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCTS, WE MAY NOT BE ABLE TO FUND OUR RESEARCH AND DEVELOPMENT ACTIVITIES.

        Our collaborative partners have agreed to fund portions of our research and development programs and/or to conduct certain research and development relating to specified products. In exchange, we have given them technology, product and marketing rights relating to those products. Some of our corporate partners, including Novartis, GlaxoSmithKline and Aventis, have rights to control the planning and execution of product development and clinical programs. Our collaborative partners may exercise their control rights in ways that may negatively impact the timing and success of those programs. Our collaborations are subject to termination rights by the collaborators. If any of Novartis, GlaxoSmithKline or Aventis were to terminate its relationship with us, or fail to meet its contractual obligations, it could have a material adverse effect on our ability to undertake research, to fund related and other programs and to develop, manufacture and market any products that may have resulted from the collaboration. For example, if Novartis were to terminate its collaboration with us before the end of the research term specified in the contract, we would no longer be eligible to receive milestone payments and reimbursements worth as much as $470 million from Novartis. We expect to seek additional collaborative arrangements to provide research support and to develop and commercialize our products in the future. We may not be able to establish acceptable collaborative arrangements in the future and even if we establish such collaborations, they may not be successful. Under certain of our collaborative agreements, our collaborators have agreed to provide funding for only a portion of our research and development activities and we are committed to investing our own capital to fund the remainder of the agreed upon programs. However, we may not have adequate financial resources to satisfy those requirements.

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

        Our products in development may not be able to compete effectively with products which are currently on the market or new products that may be developed by others. There are many other companies developing products for the same indications that we are pursuing in development. For example, we know of at least 15 drugs in development for HIV, five drugs in development for the treatment of hepatitis C infection, and 25 drugs in development for the treatment of rheumatoid arthritis or psoriasis, by competitors in the pharmaceutical and biotechnology industries. In order to compete successfully in these areas, we must demonstrate improved safety, efficacy and ease of manufacturing and gain market acceptance over competing products which have received regulatory approval and are currently marketed. Many of our competitors, including major pharmaceutical companies such as GlaxoSmithKline, Novartis, Abbott and Merck, have substantially greater financial, technical and human resources than we do. In addition, many of our competitors have significantly greater experience than we do in conducting preclinical testing and human clinical trials of new pharmaceutical products, and in obtaining FDA and other regulatory approvals of products. Accordingly, our competitors may succeed in obtaining regulatory approval for products more rapidly than we do. If we obtain regulatory approval and launch commercial sales of our products, we will also compete with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we currently have limited experience.

THE LOSS OF THE SERVICES OF KEY EMPLOYEES OR THE FAILURE TO HIRE QUALIFIED EMPLOYEES WOULD NEGATIVELY IMPACT OUR BUSINESS AND FUTURE GROWTH.

        Because our products are highly technical in nature, we require the services of highly qualified and trained scientists who have the necessary skills to develop our products. Our future success will depend in large part on the continued services of our key scientific and management personnel, including Dr. Joshua Boger, our Chief Executive Officer, and Dr. Vicki L. Sato, our President. While we have entered into employment agreements with Dr. Boger and Dr. Sato, they provide for termination by the employee upon six months' notice.

        We face intense competition for our scientific personnel from our competitors, our collaborative partners and other companies throughout our industry. Moreover, the growth of local biotechnology companies and the expansion of major pharmaceutical companies into the Cambridge, MA area has increased competition for the available pool of skilled employees, especially in technical fields, and the high cost of living in the Boston and San Diego areas makes it difficult to attract employees from other parts of the country. A failure to retain, as well as hire, train and effectively integrate into our organization, a sufficient number of qualified scientists and professionals would negatively impact our business and our ability to grow our business. In addition, the level of funding under certain of our collaborative agreements, in particular the Novartis collaboration, depends on the number of our scientists performing research under those agreements. If we cannot hire and retain the required personnel, funding received under the agreements may be reduced.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS MAY SUFFER.

        We expect that if our clinical candidates continue to progress in development, we continue to build our commercial organization and our drug discovery efforts continue to generate drug candidates, we will require significant additional investment in personnel, management systems and resources. Our ability to commercialize our products, achieve our research and development objectives, and satisfy our commitments under our collaboration agreements depends on our ability to respond effectively to these demands and expand our internal organization to accommodate additional anticipated growth. If we are unable to manage our growth effectively, there could be a material adverse effect on our business.

WE DEPEND ON THIRD PARTY MANUFACTURERS, AND IF WE ARE UNABLE TO OBTAIN CONTRACT MANUFACTURING ON REASONABLE TERMS, WE MAY NOT BE ABLE TO DEVELOP OR COMMERCIALIZE OUR PRODUCTS.

        Our ability to conduct clinical trials and our ability to commercialize our potential products will depend, in part, on our ability to manufacture our products on a large scale, either directly or through third parties, at a competitive cost and in accordance with FDA and other regulatory requirements. We have no experience in manufacturing pharmaceuticals or other products, and we may not be able to develop such capabilities in the foreseeable future. In addition, some of our current corporate partners have manufacturing rights with respect to our products under development. We are, therefore, dependent on third party manufacturers and our collaborative partners for the production of our compounds for preclinical research, clinical trial purposes and commercial production. Accordingly, if we are not able to obtain contract manufacturing from these third parties on commercially reasonable terms, we may not be able to conduct or complete clinical trials or commercialize our products as planned. Further, commercial formulation and manufacturing processes have yet to be developed for our drug candidates other than Agenerase and 908. As a result, our collaborators or we may encounter difficulties developing commercial formulations and manufacturing processes for our drug candidates that could result in delays in clinical trials, regulatory submissions, regulatory approvals and commercialization of our products.

IF OUR PATENTS DO NOT PROTECT OUR PRODUCTS, OR OUR PRODUCTS INFRINGE THIRD-PARTY PATENTS, WE COULD BE SUBJECT TO LITIGATION AND SUBSTANTIAL LIABILITIES.

        As of December 31, 2002, we had 204 patent applications pending in the United States, as well as foreign counterparts in other countries. Our success will depend, in significant part, on our ability to obtain and maintain United States and foreign patent protection for our products, their uses and our processes to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We do not know whether any patents will issue from any of our patent applications or, even if patents issue or have issued, that the issued claims will provide us with any significant protection against competitive products or otherwise be valuable commercially. Legal standards relating to the validity of patents and the proper scope of their claims in the biopharmaceutical field are still evolving, and there is no consistent law or policy regarding the valid breadth of claims in biopharmaceutical patents or the effect of prior art on them. If we are not able to obtain adequate patent protection, our ability to prevent competitors from making, using and selling competing products will be limited. Furthermore, our activities may infringe the claims of patents held by third parties. We are currently contesting a suit filed by Chiron Corporation claiming infringement of three U.S. patents issued to Chiron, and a suit filed by Oregon Health Sciences University claiming part ownership of four of our neurophilin patents. Although we believe that the ultimate outcome of these actions will not have a material impact on our consolidated financial position, defense and prosecution of claims such as those at issue in the Chiron and Oregon Health Sciences University cases, as well as participation in other inter-party proceedings, can be expensive and time-consuming, even in those instances in which the outcome is favorable to us. If the outcome of any such litigation or proceeding were adverse, we could be subject to significant liabilities to third parties, could be required to obtain licenses from third parties or could be required to cease sales of affected products, any of which could have a material adverse effect on our consolidated financial position.

WE EXPECT TO INCUR FUTURE LOSSES AND WE MAY NEVER BECOME PROFITABLE.

        We have incurred significant operating losses each year since our inception and expect to incur a significant operating loss in 2003. We believe that operating losses will continue beyond 2003, even if we receive significant future payments under our existing and future collaborative agreements and royalties on Agenerase and 908 sales, because we are planning to make significant investments in research and development, and will incur significant selling, general, and administrative expenses for our potential products. We expect that losses will fluctuate from quarter to quarter and year to year, and that such fluctuations may be substantial. We may never achieve or sustain profitability.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE.

        We expect to incur substantial research and development and related supporting expenses as we design and develop existing and future compounds and undertake clinical trials of potential drugs resulting from such compounds. We also expect to incur substantial administrative and commercialization expenditures in the future and substantial expenses related to the filing, prosecution, defense and enforcement of patent and other intellectual property claims. We anticipate that we will finance these substantial cash needs with:

  •
  cash received from our existing collaborative agreements;

  •
  cash received from new collaborative agreements;

  •
  Agenerase and 908 royalty revenue;

  •
  existing cash reserves, together with interest earned on those reserves;

  •
  facilities and equipment financing;

  •
  disposition of assets that are not essential to our core pharmaceutical business; and

  •
  future product sales to the extent that we market products directly.

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

OUR SALES AND MARKETING EXPERIENCE IS CURRENTLY LIMITED.

        We have little experience in marketing and selling pharmaceutical products. We must either develop a marketing and sales force or enter into arrangements with third parties to market and sell any of our product candidates which are approved by the FDA. We do not know whether we will be able to enter into marketing and sales agreements with others on acceptable terms, if at all. Based on clinical activities planned or underway for 2003, we expect to initially select two drug candidates from our portfolio by the end of the year, for further clinical development and commercial launch in the U.S. We may not be able to successfully develop our own sales and marketing force for these drug candidates and other drug candidates for which we have retained marketing or co-promotion rights. If we develop our own marketing and sales capability, we may be competing with other companies that currently have experienced and well-funded marketing and sales operations. We have granted exclusive marketing rights for Agenerase and 908 to GlaxoSmithKline worldwide except the Far East, and for pralnacasan to Aventis worldwide. Kissei has exclusive marketing rights to Agenerase and VX-702 in Japan. Even though we retain some co-promotion rights, to the extent that our collaborative partners have commercial rights to our products, any revenues we receive from those products will depend primarily on the sales and marketing efforts of others.

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

OUR STOCK PRICE MAY FLUCTUATE BASED ON FACTORS BEYOND OUR CONTROL.

        Market prices for securities of companies such as Vertex are highly volatile. Within the 12 months ended December 31, 2002, our common stock traded between $32.45 and $12.67. The market for our stock, like that of other companies in the biotechnology field, has from time to time experienced significant price and volume fluctuations that are unrelated to our operating performance. The future market price of our securities could be significantly and adversely affected by factors such as:

  •
  announcements of results of clinical trials;

  •
  announcements of financial results and other operating performance measures, or capital structuring activities;

  •
  technological innovations or the introduction of new products by our competitors;

  •
  government regulatory action;

  •
  public concern as to the safety of products developed by others;

  •
  developments in patent or other intellectual property rights or announcements relating to these matters;

  •
  developments in domestic and international governmental policy or regulation, for example relating to intellectual property rights; and

  •
  developments and market conditions for pharmaceutical and biotechnology stocks, in general.

OUR OUTSTANDING INDEBTEDNESS MAY MAKE IT MORE DIFFICULT TO OBTAIN ADDITIONAL FINANCING.

        As of December 31, 2002, we had approximately $326 million in long-term debt, including $315 million of 5% Convertible Subordinated Notes due September 2007. The high level of our indebtedness will impact us by:

  •
  exposing us to a fixed rate of interest which may be in excess of prevailing market rates;

  •
  making it more difficult to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes; and

  •
  constraining our ability to react quickly in an unfavorable economic climate.

ITEM 2. PROPERTIES

        We lease an aggregate of approximately 624,000 square feet of laboratory and office space in eight facilities in Cambridge, Massachusetts. The leases have expiration dates ranging from 2003 to 2017. We have the option to extend the lease for our headquarters facility at 130 Waverly Street, Cambridge, for up to two additional terms, ending in 2015 with respect to one portion of the building, and in 2019 for the other portion of the building. The lease for the laboratory and office building adjacent to our headquarters will expire in 2010 with the option to extend the lease for up to two additional consecutive ten year terms. The lease for our Kendall Square building will expire in 2017, with the option to extend the lease for two consecutive terms of 10 years each. The building is currently under construction and we are obligated to build out finished space to specifications approved by our landlord. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Commitments" at page 56 for further discussion of our Kendall Square building.

        We also lease approximately 81,200 square feet of laboratory and office space in San Diego, California. The lease for this space will expire on August 31, 2008, with an option to extend for up to two additional terms of 5 years each. We also sublease an additional 12,500 square feet of space for our administrative functions in a nearby facility. The sublease for this additional space will expire on March 31, 2004, subject to a six-month extension of the sublease upon the mutual agreement of the parties. We also sublease an additional 21,200 square feet of laboratory, office and equipment manufacturing space under a sublease that will expire May 31, 2004.

        We lease approximately 22,000 square feet of laboratory and office space in Milton Park, Abingdon, England, under a lease expiring in 2013, with a right of early termination in 2008, for our U.K. business and research and development activities.

        In addition, at December 31, 2002 we owned the building in Madison, Wisconsin housing PanVera LLC's operations. That building was transferred to the buyer in connection with our sale of certain assets of PanVera LLC on March 28, 2002.

        We believe our facilities are adequate for our current needs. We believe we can obtain additional space on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

        Chiron Corporation filed suit on July 30, 1998 against Vertex and Eli Lilly in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by Vertex and Eli Lilly in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining Vertex and Eli Lilly from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Eli Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. The reexamination process is still ongoing and the stay is still in effect. However, a Reexamination Certificate has been issued with respect to two of the three Chiron patents involved and a Notice of Intent to Issue a Reexamination Certificate has been issued with respect to the third patent. While the length of the stay and the final outcome of the lawsuit cannot be determined, we maintain that Chiron's claims are without merit, and we intend to defend the lawsuit, if and when it resumes, vigorously.

        On December 7, 2001, Oregon Health Sciences University filed suit against Vertex in the District Court of Oregon. The complaint in the suit seeks to name Dr. Bruce Gold, an employee of Oregon Health Sciences University, as an inventor and Oregon Health Sciences University as part owner of five of Vertex's neurophilin patents, and associated damages. One of the five patents was recently removed from the suit on a motion by Vertex. The suit stems from assays run on Vertex compounds by Dr. Gold under a sponsored research agreement in 1996. We have investigated the inventorship on these patents and believe that Dr. Gold is not an inventor, Oregon Health Sciences University has no ownership interest in any of these patents, and that the claims made in this complaint are without merit. We intend to contest this suit vigorously.

        The Company is not a party to any litigation in any court with, and management is not aware of any contemplated proceeding by, any governmental authority against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

        Our common stock trades on the Nasdaq Stock Market (Nasdaq) under the symbol "VRTX." The following table sets forth for the periods indicated the high and low sale prices per share of the common stock as reported by Nasdaq:

Year Ended December 31, 2001:	High	Low
First quarter	$75.17	$25.63
Second quarter	52.25	29.75
Third quarter	49.38	15.50
Fourth quarter	28.84	16.74
Year Ended December 31, 2002:
First quarter	$29.92	$17.78
Second quarter	32.45	15.02
Third quarter	23.96	12.67
Fourth quarter	21.60	15.34

Stockholders

        As of March 26, 2003, there were 328 holders of record of the common stock (approximately 23,000 beneficial holders).

Dividends

        We have never declared or paid any cash dividends on our common stock, and we currently expect that future earnings, if any, will be retained for use in our business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA (Unaudited)

        The following unaudited selected financial data for each of the five years in the period ended December 31, 2002 are derived from our audited consolidated financial statements. This data should be read in conjunction with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 below.

	Year Ended December 31,
	2002	2001(1)	2000(2)	1999	1998
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Pharmaceutical revenues:
Royalties	$10,209	$11,119	$12,361	$8,398	$—
Collaborative R&D revenues	77,135	68,984	68,239	43,370	29,145
Discovery tools and services revenues:
Product sales and royalties	51,772	59,921	52,437	44,208	26,240
Service revenues	21,969	27,466	20,245	12,911	7,181

Total revenue	161,085	167,490	153,282	108,887	62,566

Costs and expenses:
Royalty payments	3,434	3,786	4,134	3,108	—
Cost of product sales and royalties	13,684	27,089	33,502	27,236	24,093
Cost of service revenues	11,163	12,544	9,294	4,237	3,017
Research and development	203,018	150,173	102,441	85,029	76,872
Sales, general and administrative	49,390	42,047	41,354	40,918	26,235
Merger related costs	—	23,654	—	—	—

Total costs and expenses	280,689	259,293	190,725	160,528	130,217

Loss from operations	(119,604)	(91,803)	(37,443)	(51,641)	(67,651)

Other income, net	10,983	23,382	20,239	10,487	16,644
Debt conversion expense	—	—	(14,375)	—	—
Gain on retirement of convertible subordinated notes	—	10,340	—	—	—

Loss before cumulative effects of changes in accounting principles	(108,621)	(58,081)	(31,579)	(41,154)	(51,007)
Cumulative effect of change in accounting principle — revenue recognition	—	(25,901)	(3,161)	—	—
Cumulative effect of change in accounting principle — derivatives(3)	—	17,749	—	—	—

Net loss	$(108,621)	$(66,233)	$(34,740)	$(41,154)	$(51,007)

Basic and diluted net loss per common share	$(1.43)	$(0.89)	$(0.51)	$(0.66)	$(0.83)
Basic and diluted weighted average number of common shares outstanding	75,749	74,464	67,682	62,602	61,741
Pro forma amounts assuming the 2001 accounting change relating to revenue recognition is applied retroactively(1)
Net loss	$(108,621)	$(40,332)	$(45,860)	$(38,234)	$(56,758)
Net loss per weighted common share—basic and diluted	$(1.43)	$(0.54)	$(0.68)	$(0.61)	$(0.92)
	December 31,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$634,984	$743,202	$814,061	$224,955	$274,638
Total assets	815,720	925,131	941,136	307,338	321,521
Obligations under capital lease, loan and notes payable, less current portion	325,944	323,026	357,269	16,003	12,484
Accumulated deficit	(423,153)	(314,532)	(248,299)	(213,164)	(172,009)
Total stockholders' equity	378,581	475,351	514,011	251,917	286,056

(1)
During 2001 we implemented a change in accounting principle relating to revenue recognition that was retroactive to January 1, 2001. For further information please refer to Note C: "Change in Accounting Principle—Revenue Recognition" in the notes to our consolidated financial statements and our Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2)
In the fourth quarter of 2000, we changed our method of accounting for revenue recognition in conjunction with our adoption of the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" which was retroactive to January 1, 2000. Please refer to Note C: "Change in Accounting Principle—Revenue Recognition" in the notes to our consolidated financial statements for further information.
(3)
During 2001, we recorded a cumulative effect of change in accounting principle related to the adoption of Derivative Implementation Group Issue No. A17 ("DIG A17") in connection with the valuation of derivative instruments. Please refer to Note H: "Investments" in the notes to our consolidated financial statements for further information.
(4)
On July 18, 2001, we completed a merger with Aurora Biosciences Corporation. The merger was accounted for as a pooling of interests. All prior period consolidated financial statements presented have been restated to include the consolidated results of operations, financial position and cash flows of Aurora Biosciences Corporation as though the merger had been in effect on the dates indicated. Please refer to Note D: "Business Combinations" in the notes to our consolidated financial statements for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are a global biotechnology company with employees located in Cambridge, MA, San Diego, CA and Abingdon, UK. During 2002 we had two operating segments: Pharmaceuticals and Discovery Tools and Services. See Note T: "Segment Information" in the notes to our consolidated financial statements for financial information regarding our operating segments.

        Our Pharmaceuticals business seeks to discover, develop, and commercialize major pharmaceutical products independently and with collaborators. Our proprietary, systematic, genomics-based discovery platform is designed to accelerate the discovery of new drugs and to expand intellectual property coverage of drug candidate compounds and classes of related compounds. We believe this approach, which targets gene families, has formed the basis for successful drug discovery and for the advancement of drug candidates by Vertex and its collaborators.

        Our first approved product is Agenerase (amprenavir), an HIV protease inhibitor, which we co-promote with GlaxoSmithKline. We earn a royalty from GlaxoSmithKline on sales of Agenerase. Agenerase is marketed worldwide. In Japan the drug is sold under the trade name Prozei. We have one drug candidate, 908 (GW 433908 or VX-175), for which a New Drug Application (NDA) is pending with the U.S. FDA. We have a total of 15 drug candidates in clinical or pre-clinical development including drug candidates focused on infectious diseases, autoimmune and inflammatory diseases and cancer, as well as other drug candidates targeting neurological disorders and genetic disorders. We intend to independently develop and commercialize certain of our own products for high-value markets where we can effectively reach large patient populations with a sales force focused on specialists. At the same time, we are collaborating with partners to develop and market other Vertex-discovered products for selected major therapeutic areas. We have significant collaborations with major pharmaceutical companies including Novartis, Aventis, GlaxoSmithKline and Serono, to develop and commercialize drug candidates serving markets where we believe our partner can more effectively compete. In these collaborations, we have retained rights to downstream product revenue.

        Our collaborations and contracts in the pharmaceuticals business provide us with financial support and other valuable resources for our research programs, development of our clinical drug candidates, and marketing and sales of our products. We believe that we are positioned to commercialize multiple products, both independently and with our partners, in the coming years, which we expect will generate increased milestone payments, royalty payments and product revenues.

        Our Discovery Tools and Services business, part of which we operated through our subsidiary PanVera LLC, specializes in assay development, screening services, the development, manufacture and sale of instruments, and the manufacture and sale of proteins and reagents. This business had contracts in place that required the delivery of products, licenses and services throughout 2002 and early 2003.

        On February 4, 2003, Vertex and PanVera LLC signed a definitive agreement under which Invitrogen Corporation agreed to purchase for approximately $95 million in cash certain PanVera LLC assets, including its biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins. The buyer also assumed certain liabilities of PanVera LLC. The sale does not include the instrumentation assets of the Discovery Tools and Services Business. This sale of assets was completed on March 28, 2003. In connection with the PanVera LLC asset sale, we have agreed with Invitrogen that we may use in our drug discovery activities, but will not engage for a term of five years in the business of providing, reagents, probes, or assay development services. We will also purchase a minimum of $3 million of products annually from Invitrogen for three years after completion of the asset sale.

        On July 18, 2001, we completed a merger with Aurora Biosciences Corporation. The merger united Aurora's industry-leading cell biology capabilities with Vertex's integrated drug discovery expertise, creating a comprehensive, scalable platform for systematically accelerating drug candidate output in target-rich gene families. We acquired all of Aurora's outstanding common stock in a tax-free, stock for stock transaction, for approximately 14.1 million shares of Vertex common stock. Aurora's outstanding options were converted into options to purchase 2.6 million shares of Vertex common stock. The merger was accounted for as a pooling of interests.

        On March 1, 2001, Aurora completed a merger with PanVera Corporation. Aurora acquired all of PanVera Corporation's outstanding common stock in a tax-free, stock for stock transaction. The merger was accounted for as a pooling of interests. All references to "Aurora" refer to the combined company of Aurora and PanVera Corporation.

        All prior period consolidated financial statements presented have been restated to include the consolidated results of operations, financial position and cash flows of Aurora as though the merger had been in effect on the dates indicated.

        We consider our collaborations with Novartis, GlaxoSmithKline, Aventis and Serono to be material to our business. Novartis has agreed to pay us up to approximately $600 million in pre-commercial payments, comprised of a $15 million up-front payment made upon the signing of the agreement in May 2000, up to $200 million in product research funding over six years and up to approximately $400 million in further license fees, milestone payments and cost reimbursements. These amounts are based on the successful development of eight drug candidates. We have the responsibility for drug discovery and clinical proof-of-concept testing for all drug candidates. Under our agreement, Novartis has created a $200 million loan facility to support our clinical studies, which we may draw down in increments of up to $25 million for each drug candidate. The loans are interest free and Novartis will forgive the full amount of any advances if Novartis accepts the drug candidate for development under our agreement. During 2002 we drew down $5 million against the loan facility to support our early development efforts related to a particular drug candidate. Additionally, we will receive royalties on any products marketed as a part of the collaboration. Subject to certain conditions, we will have co-promotion rights in the U.S. and Europe. Upon one year's written notice, Novartis may terminate this agreement without cause, effective no earlier than May, 2004.

        We are engaged in a collaborative agreement with GlaxoSmithKline (GSK) to develop and commercialize HIV protease inhibitors, including Agenerase (amprenavir), its prodrug 908, and VX-385. Under our agreement, GSK agreed to pay the Company up to $42 million comprised of an up-front license payment, product research funding over five years, and development and commercialization milestone payments for an initial drug candidate. We have received the entire $42 million and in 1999 began receiving royalties on sales of Agenerase. GSK is also obligated to pay additional development and commercialization milestone payments for subsequent drug candidates, including 908. In the fourth quarter of 2002 we received a milestone payment of $1.5 million for the submission of a new drug application for market approval of 908 in the US and European Union. GSK is required to bear the costs of development in its territory of drug candidates under the collaboration and has exclusive rights to develop and commercialize Vertex HIV protease inhibitors in all parts of the world except the Far East and will pay Vertex a royalty on sales. We have retained certain bulk drug manufacturing rights and certain co-promotion rights in territories licensed to GSK. GSK has the right to terminate its arrangement without cause upon twelve months' notice. Termination of the agreement by GSK will relieve it of its obligation to make further commercialization and development milestone and royalty payments and will end any license granted to GSK by Vertex under the agreement.

        Aventis has paid us $20 million up-front for prior research costs associated with pralnacasan (VX-740) and has agreed to pay us up to $62 million in milestone payments for successful development by Aventis of pralnacasan in rheumatoid arthritis, the first targeted indication. Milestone payments are also due for each additional indication under development. Aventis initiated a Phase IIa study for an additional indication, osteoarthritis, in January 2003. We have granted Aventis an exclusive worldwide license to develop, manufacture and market pralnacasan, as well as an exclusive option for certain other compounds discovered as part of the research collaboration between Vertex and Aventis that ended in 1997. We will receive royalties on product sales and reimbursement of certain co-promotion expenses. Aventis has the right to terminate this agreement without cause upon six months notice.

        Serono has agreed to pay us up to $95 million in pre-commercial payments in conjunction with the December 2000 agreement to collaborate on the discovery, development, and commercialization of caspase inhibitors. The $95 million in pre-commercial payments is comprised of $5 million in up-front payments for prior research, up to $20 million in product research funding over five years and up to $70 million in further license fees and milestone payments for the successful development and commercialization of one or more drug candidates. We will share development costs. We have the option to establish a joint venture for the commercialization of products in North America, where we will share marketing rights and profits from the sale of drug products. Serono will have exclusive rights to market caspase inhibitors in other territories, excluding Japan and certain other countries in the Far East, and will pay us for supplies of drug substance. Serono has the right to terminate the agreement without cause upon 90 days' written notice, effective September 30, 2004.

2003 Financial Guidance

        On February 4, 2003 we provided financial guidance for 2003 which we believed reflected the stage of development of our business, research and development opportunities, our infrastructure needs and our capital structure and liquidity profile. The key financial metrics on which we provided guidance are as follows:

  •
  Pharmaceutical collaborative and royalty revenues are expected to be between $90 million and $105 million, including $65 million from existing collaborations, $10 million from royalty arrangements and between $15 million and $30 million from new collaborations.

  •
  Discovery Tools and Services revenues will be less than $10 million, reflecting the PanVera LLC asset sale closed on March 28, 2003.

  •
  As we advance the development of Vertex-driven drug candidates and continue to invest in drug discovery, we project that research and development costs will be between $215 million and $230 million for the full year. This compares to 2002 research and development expense of $203 million. This increase in expense is due to increased investment in the development of Vertex-driven drug candidates, while maintaining an investment in research consistent with 2002.

  •
  We expect sales, general and administrative expenses to be between $38 million and $43 million for the full year.

  •
  The full year 2003 net loss is expected to be between $140 million and $160 million, excluding gain from the close of the sale of certain net assets of PanVera LLC, which we expect to be in excess of $75 million. The 2003 net loss range is expected to be consistent with the 2002 net loss from the Pharmaceuticals segment of our business.

  •
  We expect cash, cash equivalents and available for sale securities to be in excess of $600 million at the end of 2003.

        We have incurred operating losses since our inception and expect to incur losses for the foreseeable future. We plan to make significant investments in research and development for our drug candidates. We also expect that losses will fluctuate from year to year and that such fluctuations may be substantial. The results set forth above are subject to risks and uncertainties that could cause our actual results to vary materially, as referenced in the section below entitled "Forward-Looking Statements."

Critical Accounting Policies and Estimates

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

        In December 2001, the SEC requested that all registrants discuss their "critical accounting policies" in the section of their periodic reports entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." A critical accounting policy is a policy that is both important to the portrayal of the company's financial condition and results, and requires management's most difficult, subjective or complex judgments and estimates. While our significant accounting polices are more fully described in Note B to our consolidated financial statements included in this Annual Report on Form 10-K, we consider our revenue recognition and research and development policies critical and therefore we separately outline these policies below.

        Our revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Our Pharmaceuticals business generates revenue mainly from collaborative research and development agreements and royalty agreements, while our Discovery Tools and Services business generates revenue mainly from product sales, assay development and screening services. Following the sale of the PanVera assets we expect our near term revenue to be generated mainly from our Pharmaceuticals business.

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

        Under the Substantive Milestone Method, adopted retroactively to January 1, 2001, we recognize revenue from non-refundable, up-front license fees and milestones, not specifically tied to a separate earnings process, ratably over the contracted or estimated period of performance. Changes in estimates could impact revenue in the period the estimate is changed. If our estimate of the period of performance shortens or lengthens, the amount of revenue we recognize from non-refundable, up-front license fees and milestones, not specifically tied to a separate earnings process, could increase or decrease in the period the change in estimate becomes known; future related revenues would be adjusted accordingly. Research funding is recognized as earned, ratably over the period of effort. Milestones that are based on designated achievement points and that are considered at risk and substantive at the inception of the collaborative contract, are recognized as earned, when the corresponding payment is considered reasonably assured. We evaluate whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that must be overcome and the level of investment required.

        Royalty revenue is recognized based upon actual and estimated net sales of licensed products in licensed territories, as provided by our collaborative partner, and is recognized in the period the sales occur. Differences between actual royalty revenues and estimated royalty revenues, which have not been historically significant, are reconciled and adjusted for in the quarter they become known.

        Product sales include technology licensing, instrumentation system sales, and biotechnology product sales. Revenue from licenses involving continuing obligations on our part is recognized over the period of the license. Revenue from perpetual licenses is recognized when the license is issued, provided that there are no significant continuing obligations and the payment is non-refundable and non-creditable.

        Revenue from biotechnology products and certain instrumentation system sales, is recognized upon shipment, when the title to the product and associated risk of loss has passed to the customer,

collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria are specified, or upon expiration of the acceptance period. Sales under long-term production contracts are recognized using percentage of completion accounting, based on actual costs incurred to date compared to total estimated costs to complete. Changes in estimates of costs to complete will impact revenue recognition under the percentage of completion accounting model in the period the change becomes known and all future periods would be adjusted accordingly. Funding for the development of prototype instrumentation systems was recognized ratably over the term of the related development agreements, which approximated costs incurred. Milestones related to delivery of the components of the prototype systems were recognized when earned, as evidenced by written acknowledgement of acceptance from the customer.

        Service revenues include assay development, screening services and contracted product development. Service revenue is recognized as the services are performed or ratably over the service period if we believe such method will approximate the expense being incurred. Revenue from upfront fees is deferred and recognized over the service period. Changes in the length of the service period could impact revenue in the period the change in the estimate of the service period becomes known and related future period revenues would be adjusted accordingly.

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

Results of Operations

        In the third quarter of 2001, in connection with our overall review of accounting policies concurrent with our merger with Aurora, we elected to change our revenue recognition policy for collaborative research and development revenues from the Emerging Issues Task Force No. 91-6 (EITF 91-6) method to the Substantive Milestone Method, adopted retroactive to January 1, 2001. We believe this method is preferable because it is reflective of the Company's on-going business operations and is more consistent with the industry practices following the prior year implementation of SAB 101 throughout the biotechnology industry.

        Pursuant to the 2001 change, we recorded a one-time, non-cash charge of $25,901,000, representing a cumulative change in accounting principle for periods prior to 2001. The amount of revenue recognized in 2002 and 2001 which was included in the one-time, non-cash charge was $6,979,000 and $7,748,000.

        Additionally, $2,809,000, $2,580,000 and $5,785,000 will be recognized as revenue in 2003, 2004 and thereafter, respectively, which was included in the January 2001 charge to income.

        Prior to our change of revenue recognition to the Substantive Milestone Method, in the fourth quarter of 2000 we changed our method of accounting for revenue recognition for collaborative research and development revenues to the EITF 91-6 method in conjunction with our adoption of SAB 101. Under the EITF 91-6 method, adopted retroactive to January 1, 2000, we recognized revenue from research and development arrangements, including non-refundable upfront license fees, milestones and research and development funding, over the period of our continuing involvement using the lesser of the non-refundable cash received or the result achieved using percentage of completion accounting. Where we had no continuing involvement, non-refundable license fees were recorded as revenue upon receipt and milestones were recorded as revenue upon achievement of the milestone by the collaborative partner.

        Pursuant to the adoption of SAB 101 and the EITF 91-6 method in 2000, we recorded a one-time, non-cash charge of $3,161,000, representing a cumulative effect of a change in accounting principle for periods prior to 2000.

Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

        Our net loss for 2002 was $108,621,000 or $1.43 per basic and diluted common share, compared to a net loss for 2001 of $66,233,000 or $0.89 per basic and diluted common share. Our loss in 2001 includes the effect of changes in accounting principles related to revenue recognition, as discussed above, and the adoption of Derivative Implementation Group No. A17, of $8,152,000, merger related expenses of $23,654,000 and a gain of $10,340,000 on the retirement of $30,000,000 in principal of our convertible subordinated notes.

        Total revenues decreased to $161,085,000 in 2002 compared to $167,490,000 in 2001. In 2002, Pharmaceuticals revenue, totaling $87,344,000, was comprised of $10,209,000 in royalties and $77,135,000 in collaborative research and development revenue, as compared with $80,103,000, comprised of $11,119,000 in royalties and $68,984,000 in collaborative research and development revenue in 2001. In 2002, Discovery Tools and Services revenue, totaling $73,741,000, was comprised of $51,772,000 in product sales and royalties and $21,969,000 in service revenue, as compared with $87,387,000, comprised of $59,921,000 in product sales and royalties, and $27,466,000 in service revenue in 2001.

        Pharmaceuticals royalties consist primarily of Agenerase royalty revenue. Agenerase royalty revenue is based on actual and estimated worldwide net sales of Agenerase.

        Collaborative research and development revenue consists of research support payments, development reimbursements, milestones and amortization of previously received up-front or license payments.

        Collaborative research and development revenue increased in 2002 by 12% or $8,151,000 as compared with 2001, due primarily to additional revenue earned under our Novartis collaboration. In 2002 we recognized $41,894,000 of revenue under the Novartis collaboration compared with $36,723,000 in 2001. We increased our effort related to the kinase research program under the Novartis collaboration in 2002. Revenue recognized under the HCV Protease program under the Eli Lilly (Lilly) contract was $12,054,000 for the year ended December 31, 2002 compared with $6,686,000 for the year ended December 31, 2001. In the fourth quarter of 2002, our research and development agreement with Lilly was restructured. The original contractual research term was to conclude in June 2003. In connection with the restructuring of the agreement and termination of the research term, described more fully in Note O in the notes to our consolidated financial statements included in this report, we recognized $1,637,324 in revenue that had been previously deferred. That revenue related to the milestone paid in December 2001 and the upfront payment received in June 1997 at the commencement of the research and development collaboration. Additionally, in the fourth quarter of 2002 we received and recognized a milestone payment of $1,500,000 from GlaxoSmithKline in connection with the submission of a new drug application for market approval of 908 in the US and the European Union. These increases in revenue were partially offset by a decrease in research funding of $875,000 related to the conclusion of our collaboration with Taisho in the third quarter of 2002 as well as decreases in development reimbursement revenue earned under our collaboration with Kissei. We expect that collaborative research and development revenues will continue to be a significant source of our revenue. Our research programs with Taisho, Schering and Eli Lilly concluded during 2002. Therefore, research funding which we expect to receive from existing collaborators will be lower in 2003 as compared with 2002.

        Product sales and royalties include instrumentation sales, technology licensing and biotechnology product sales.

        Product sales and royalties decreased $8,149,000, or 14%, to $51,772,000 in 2002 from $59,921,000 in 2001. The decrease in product sales in 2002 from 2001 is due primarily to a decrease in instrumentation revenue and biotechnology product revenue from our Discovery Tools and Services business. Instrumentation revenue decreased as the result of the completion of certain significant projects in late 2001 as well as a large equipment sale in late 2001 that was not repeated in 2002. Additionally, during late 2001 and throughout 2002 the Discovery Tools and Services business continued to shift its strategic focus away from instrumentation sales and towards technology licensing, assay development and the manufacture and sale of proteins, reagents and probes. The strategic shift of certain resources and technologies from our Discovery Tools and Services business to our Pharmaceuticals business has also impacted Discovery Tools and Services revenue. However, this shift contributed to the establishment of a fully integrated drug discovery operation focused on molecular targets, including the ion channels gene family.

        Service revenue includes assay development, screening services and contracted product development.

        Service revenue decreased to $21,969,000 in 2002 from $27,466,000 in 2001. The decrease is a result of the completion of several significant screening arrangements in late 2001 that were not replaced as a result of the shift in strategic focus of our business towards Pharmaceuticals.

        We expect Discovery Tools and Services revenue to decrease in 2003 as a result of the sale of certain PanVera LLC assets to Invitrogen in the first quarter of 2003. See Note R: "Subsequent Event" for further information regarding the sale.

        Pharmaceutical royalty costs of $3,434,000 and $3,786,000 in 2002 and 2001, respectively, consists of royalty payments on the sales of Agenerase.

        Cost of product sales and royalties decreased $13,405,0000 or 49% to $13,684,000 in 2002 from $27,089,000 in 2001. The decrease in product and royalty costs is the result of the completion of certain projects that were not replaced in the current year. Additionally, the focus in our Discovery Tools and Services business toward technology licensing and discovery tools, which have higher gross margins, and away from instrumentation sales, with lower gross margins, contributed to a larger decrease in product costs from 2002 to 2001, as compared with the relative decrease in product sales from 2002 to 2001.

        Cost of service revenue decreased from $12,544,000 in 2001 to $11,163,000 in 2002. The decrease is primarily due to decreased service revenue partially offset by higher overhead costs for the year ended December 31, 2002. The increased overhead is a result of a strategic shift in focus away from instrumentation in the Discovery Tools and Services business and a resulting reallocation of fixed overhead.

        As a result of the sale of certain PanVera LLC assets to Invitrogen in the first quarter of 2003, we expect the cost of revenues related to Discovery Tools and Services revenue to decrease in 2003.

        Research and development expenses increased to $203,018,000 in 2002 from $150,173,000 in 2001, primarily due to our continued investment in advancing our broad clinical pipeline and broadening our research efforts. Our clinical investment was focused primarily on the advancement of our second generation p38 MAP kinase, IMPDH, HCV protease and ICE inhibitors. We currently are concentrating on large market opportunities such as certain inflammatory, autoimmune and viral diseases. We continued to expand our multi-target gene family research programs, of which our kinases program is the most advanced, along with investments in target families such as ion channels and proteases. As a result of our continued expansion, personnel and facilities expenses also increased.

        We have 15 drug candidates in development targeting a range of major diseases. Our collaborative partners have agreed to fund portions of our research and development programs and/or to conduct certain research and development related to specified drug candidates. Our research and development expenses for 2002, 2001 and 2000 were as follows:

	2002			2001			2000
	Research	Development	Total	Research	Development	Total	Research	Development	Total
Collaborator-Sponsored	$54,509	$35,675	$90,184	$49,490	$20,262	$69,752	$43,253	$8,757	$52,010
Company-Sponsored	70,577	42,257	112,834	51,612	28,809	80,421	31,856	18,575	50,431

Total	$125,086	$77,932	$203,018	$101,102	$49,071	$150,173	$75,109	$27,332	$102,441

        To date we have incurred in excess of $833,000,000 in research and development costs associated with drug discovery and development. We anticipate that research and development expenses will continue to increase as we add personnel and capabilities to support the advancement of Vertex-driven drug candidates. We do not expect a significant increase in research expenses without significant new funding from collaborations.

        Sales, general and administrative expenses increased $7,343,000, or 17%, to 49,390,000 in 2002 from $42,047,000 in 2001. The increase is primarily attributable to increased personnel and professional expenses. Included in the increase in personnel and professional expenses is an increase in our legal and patent expenses in the period related to continued protection of our intellectual property and activities contesting a suit filed by Oregon Health Sciences University.

        Merger related costs of $23,654,000 in 2001 consisted of investment banking, legal and accounting fees associated with the acquisition of Aurora completed on July 18, 2001.

        Interest income decreased approximately $16,411,000 to $28,722,000 in 2002 from $45,133,000 in 2001. The decrease is a result of lower funds invested and lower portfolio yields due to a depressed interest rate environment.

        Interest expense decreased to approximately $17,684,000 in 2002 from $19,318,000 in 2001. The decrease is a result of the reduction in principal amount of our convertible notes. In October 2001, we repurchased $30,000,0000 in principal amount of our 5% convertible subordinated notes due September 2007 and recorded a gain of $10,340,000 on the retirement of the convertible subordinated notes in the fourth quarter of 2001.

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 recinds FAS 4 and FAS 64, which addressed the accounting for gains and losses from extinguishment of debt. Under FAS 145 the gain on retirement of convertible subordinated notes is considered an ordinary item. Previously, the gain on retirement of convertible subordinated notes was classified as an extraordinary item. The item has been reclassified. At December 31, 2002 and 2001, $315,000,000 of the convertible subordinated notes was outstanding.

        Using the equity method of accounting, we recorded $662,000 as our share of loss in Altus Biologics Inc. (Altus), for the year ended December 31, 2001. The loss is included in other expense on the Statement of Operations. Effective September 28, 2001, coincident with a financial restructuring of Altus, we changed our method of accounting for Altus from the equity method to the cost method. See Note H to our consolidated financial statements included in this report.

        Effective July 1, 2001, we adopted Derivative Implementation Group Issue No. A17, "Contracts that Provide for Net Share Settlement" (DIG A17). Pursuant to the adoption of DIG A17, we recorded a $17,749,000 cumulative effect of a change in accounting principle to reflect the value of warrants held in Altus. This amount is included in investments in the December 31, 2001 balance sheet. As of September 30, 2001, the warrants no longer qualified as derivatives under DIG A17 due to changes in the terms of the warrants coincident with a financial restructuring of Altus.

Overview of Research and Development Investment

        We estimate that it takes 10 to 15 years (the industry average is 12 years) to discover, develop and bring to market a pharmaceutical product. Drug development in the U.S. is a process that includes several steps defined by the FDA as outlined below:

Phase:	Objective:	Estimated Duration:
Discovery	Lead identification and target validation	2 to 4 years
Pre-Clinical	Toxicology to identify risks for humans; gather early pharmacokentic data	1 to 2 years
Phase I	Establish safety in humans, study how the drug works, metabolizes and interacts with other drugs	1 to 2 years
Phase II	Establish effectiveness of the drug and its optimal dosage	2 to 4 years
Phase III	Confirm efficacy, dosage regime and safety profile of the drug	2 to 4 years
FDA approval	Approval by the FDA to sell and market the drug under certain prescribed labeling	6 mths to 2 years

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

        Set forth below is a description of our drug candidates currently in preclinical and clinical development:

VERTEX-DRIVEN PROGRAMS

Drug Candidate	Clinical Indications	Phase	Program	Collaborator
Infectious Disease
Merimepodib (VX-497)	Chronic hepatitis C	II	IMPDH	—
VX-950	Chronic hepatitis C	Preclin	Hepatitis C protease	—
Inflammation and Autoimmune Disease
VX-148	Psoriasis; autoimmune diseases	II	IMPDH	—
VX-702	Acute Coronary Syndromes; Inflammatory diseases	I	p38 MAp Kinase	Kissei
VX-944	Autoimmune diseases	I	IMPDH	—
VX-765	Inflammatory diseases	Preclin	ICE	—
VX-850	Inflammatory diseases	Preclin	p38 MAP Kinease	—
Genetic Disorders
VX-563	Multiple indications	I	Histone deacetylase	—

PARTNER-DRIVEN PROGRAMS

Drug Candidate	Clinical Indications	Phase	Program	Collaborator
Infectious Disease
VX-175 (GW433908, 908)	HIV	NDA/ MAA filed	HIV	GlaxoSmithKline
VX-385	HIV	I	HIV	GlaxoSmithKline
VX-799	Sepsis	Preclin	Caspases	Serono
Inflammation and Autoimmune Disease
Pralnacasan (VX-740)	Rheumatoid arthritis (RA); osteoarthritis (OA); other inflammatory diseases	II	ICE	Aventis
Cancer
VX-528	Oncology	Preclin	Kinase	Novartis
VX-680	Oncology	Preclin	Kinase	Novartis
Neurology
VX-608	Stroke and other neurological indications	Preclin	Kinase	Novartis

        In 2003, our clinical and commercial teams are focused on key development activities for five major Vertex-driven programs, where we currently retain most or all of the downstream commercial rights.

        VX-148 is in Phase II clinical development for the treatment of psoriasis, an autoimmune disease affecting an estimated 2.7 million individuals in the United States. A safe, oral therapy would provide an important new treatment option for patients with moderate to severe psoriasis.

        VX-702 is a p38 MAP kinase inhibitor targeting treatment of inflammatory diseases including acute coronary syndromes (ACS). P38 MAP kinase inhibition represents a novel approach directed at the underlying inflammatory response observed in acute cardiovascular events, which afflict nearly 1.9 million patients in the U.S. each year. We expect to begin a Phase II study in ACS in the second quarter of 2003. Additionally, we are planning to investigate the clinical potential of VX-702 in one or more chronic inflammatory diseases.

        VX-765 is an oral ICE inhibitor that we expect to enter Phase I clinical evaluation targeting inflammatory diseases in the second quarter of 2003. Our first ICE inhibitor, pralnacasan, has demonstrated excellent tolerability in clinical studies and has shown clinical benefit in patients with rheumatoid arthritis.

        VX-950 represents a new class of antiviral drugs that could directly inhibit hepatitis C viral replication. We are confident that direct antiviral therapies for hepatitis C viral infection have the potential to be an important new treatment option. We expect to begin Phase I clinical studies of VX-950 in the second half of year 2003.

        VX-563 is a small molecule modulator of gene expression currently in Phase I clinical evaluation. By increasing the expression of proteins absent or deficient in certain disorders, VX-563 may provide a novel approach for the treatment of sickle cell and other genetic diseases.

        Based on clinical activities planned or underway for 2003, we expect to have clinical data in hand by the end of this year which will help us to select two drug candidates from our Vertex-driven portfolio as priority candidates for clinical development and commercialization by Vertex in the U.S.

        Partnerships have played an important role in the growth and advancement of our pipeline. Our first drug, the HIV protease inhibitor Agenerase, was developed and commercialized in collaboration with GlaxoSmithKline (GSK). Our most advanced drug candidate, currently named 908 or VX-175, is an HIV protease inhibitor that we will also co-promote with GSK, if the new drug application filed by GSK in December is approved by the FDA, which we believe could happen during the fourth quarter of 2003. We believe that 908's convenient dosing regimen, low pill count and good tolerability will make it competitive with market-leading HIV protease inhibitors.

        Vertex and Aventis are making clinical progress with pralnacasan, a first-in-class, oral anti-cytokine therapy which has shown anti-inflammatory effects in Phase II clinical studies of patients with rheumatoid arthritis (RA). In the first half of 2003, Aventis is planning to initiate a large Phase IIb study in patients with RA. Aventis has also initiated a Phase II, 400-patient proof-of-concept study of pralnacasan in osteoarthritis (OA), a debilitating disease that afflicts an estimated 240 million people worldwide.

        In our broad-based kinase research program, which we are conducting in collaboration with Novartis, we selected three novel kinase inhibitors during 2002, for preclinical development targeting cancer and stroke.

Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

        Our net loss for 2001 was $66,233,000 or $0.89 per basic and diluted common share compared to a net loss of $34,740,000 or $0.51 per basic and diluted common share.

        The following discussions relating to revenue for the year ended December 31, 2000 reflect the pro forma results as if we had followed the Substantive Milestone Method of revenue recognition from our inception. Actual results for 2001 reflect the adoption of the Substantive Milestone Method as of January 1, 2001. The table below details actual revenue recorded for the year ended December 31, 2000 compared to proforma revenue as if we had followed the Substantive Milestone Method from our inception:

	For the year ended December 31, 2000
	Actual	*Proforma
Pharmaceuticals revenues:
Collaborative research and development revenues	$68,239	$53,958
Royalties	12,361	12,361
Discovery tools and services revenues:
Product sales and royalties	52,437	52,437
Service revenues	20,245	20,245

Total revenues	$153,282	$139,001

*
Substantive Milestone Method of revenue recognition applied.

        Total revenues increased to $167,490,000 in 2001 compared to $139,001,000 in 2000. In 2001, Pharmaceuticals revenue totaling $80,103,000 was comprised of: $11,119,000 in royalties and $68,984,000 in collaborative research and development revenue, as compared with $66,319,000 comprised of: $12,361,000 in royalties, $53,958,000 in collaborative research and development revenue in 2000. In 2001, Discovery Tools and Services revenue totaling $87,387,000 was comprised of: $59,921,000 in product sales and royalties and $27,466,000 in service revenue, as compared with

$72,682,000 comprised of: $52,437,000 in product sales and royalties, and $20,245,000 in service revenue 2000.

        Collaborative research and development revenue increased in 2001 by 28% or $15,026,000 as compared with 2000. In 2001 we recognized $36,723,000 of revenue under the Novartis collaboration compared with $14,823,000 in 2000. In an agreement signed in May 2000, we agreed with Novartis to collaborate to discover, develop and commercialize small molecule drugs targeted at the kinase protein family. Effort related to the kinase research program increased significantly in 2001. In December 2000 we entered into a collaboration agreement with Serono to discover, develop and market caspase inhibitors. In connection with the Serono agreement we recognized $4,802,000 in revenue during 2001 compared with $397,000 during 2000. In May 2000 we received and recognized as revenue a $10,000,000 license payment from Aventis under a collaborative agreement covering the development of pralnacasan (VX-740), an orally active inhibitor of interleukin-1 beta converting enzyme. The balance of collaborative and other research and development revenue for 2001 and 2000 is made up of research support payments, development reimbursements and milestones from other collaborative partners.

        Pharmaceutical royalty costs of $3,786,000 and $4,134,000 in 2001 and 2000, respectively, consist primarily of royalty payments on the sales of Agenerase.

        Product sales and royalties increased $7,484,000, or 14%, to $59,921,000 in 2001 from $52,437,000 in 2000. The increase in product sales in 2001 from 2000 is due to increased technology licensing revenue and increased biotechnology product revenue, partially offset by a decrease in instrumentation revenue. Instrumentation revenue decreased in 2001 from 2000 due to the completion and delivery of several significant products and services in late 2000 and early 2001 that have not been replaced, due in part to a strategic shift in focus towards technology licensing and discovery service activity. The increase in biotechnology revenue is attributed to a continued increase in demand for proteins, drug screening assays and other biotechnology products.

        Service revenue increased to $27,466,000 in 2001 from $20,245,000 in 2000. The increase in service revenue is attributable to new strategic alliances and screening collaborations entered into in late 2000 and early 2001.

        Cost of product sales and royalties decreased $6,413,0000 or 19% to $27,089,000 in 2001 from $33,502,000 in 2000. The decrease in product and royalty costs is attributable to a strategic shift in focus towards technology licensing and discovery services activity. Instrumentation revenue, which has lower gross margins, decreased during the year, while technology license and biotechnology product revenue, which has higher gross margins, increased during the year.

        Cost of service revenue increased from $9,294,000 in 2000 to $12,544,000 in 2001, primarily due to a related increase in service revenue.

        Research and development expenses increased to $150,173,000 in 2001 from $102,441,000 in 2000 primarily due to the continued expansion of our research and development operations, an increase in the number of drug development candidates from eight candidates at December 31, 2000 to more than twelve candidates at December 31, 2001 and the continued shift of Aurora's strategy towards drug discovery activity. During 2001 there was a significant increase in research and discovery activities associated with our gene family programs, specifically our kinase research program being conducted under our Novartis collaboration, and our protease research program. Development expenses increased as we continued to advance our drug candidates with substantial investment in our p38 MAP kinase (specifically VX-745) and our IMPDH programs. Also related to our expansion were increases in personnel, facilities expenses and equipment depreciation.

        Sales, general and administrative expenses remained relatively consistent totaling $42,047,000 in 2001 compared with $41,354,000 in 2000.

        Merger related costs of $23,654,000 in 2001 consisted of investment banking, legal and accounting fees associated with the acquisition of Aurora, which was completed on July 18, 2001.

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

        Using the equity method of accounting, we recorded $662,000 as our share of loss in Altus Biologics Inc. (Altus), for the year ended December 31, 2001, compared with $550,000 as our share of loss for the year ended December 31, 2000. The loss is included in other expense on the Statement of Operations. Effective September 28, 2001, coincident with a financial restructuring of Altus, we changed our method of accounting for Altus from the equity method to the cost method. Please see Note H to our consolidated financial statements included in this report.

Liquidity and Capital Resources

        We have financed our operations principally through strategic collaborative agreements, strategic technology alliances, revenues from assay development and screening services, product sales, royalties, public offerings and private placements of our equity and debt securities, equipment and facilities financing, and investment income. With the approval and launch of Agenerase in April 1999, we began receiving product royalty revenues. In 2000, we completed private placements of the March Notes and the September Notes. At December 31, 2002, we had cash and marketable securities of $634,984,000.

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

        In order to help finance our substantial cash needs in the future, we anticipate entering into additional strategic collaborations, specifically in our Pharmaceuticals business. We expect these collaborations to provide us with significant sources of cash and revenue in the near and long term. In 2002, we did not enter into any new strategic collaborations. Additionally, we will rely on cash receipts from research funding, development reimbursements and potential milestone payments from our existing collaborators, as we continue to advance our research and development programs in 2003. Our collaboration with Taisho, and our research programs with Schering and Eli Lilly reached conclusion during 2002. Funding to be received from existing collaborators therefore will be lower in 2003 as compared with 2002.

        In connection with the sale of certain assets of PanVera LLC to Invitrogen (described more fully in Note R to our consolidated financial statements included in this report), we will receive approximately $95 million in cash in the first quarter of 2003. We expect to record a gain, net of transaction costs, in excess of $75 million. At December 31, 2002, we had cash and marketable securities of $634,984,000, and with the addition of the cash from the closing of the PanVera LLC transaction we have a strong cash and marketable securities position entering 2003.

        We have $315 million of September Notes, which are repayable in September 2007. We will continue to focus on our capital structure and consider financing opportunities to strengthen our long term liquidity profile.

        To the extent that funds from these sources are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. There can be no assurance that such financing will be available on acceptable terms, if at all.

        Our aggregate cash and marketable securities decreased $108,218,000 to $634,984,000, including cash and cash equivalents of $108,098,000, at December 31, 2002 from $743,202,000, including cash and cash equivalents of $189,205,000, at December 31, 2001. Net cash used in operations was $79,539,000 for the year ended December 31, 2002, which resulted from the net loss of $108,621,000 and a decrease in deferred revenue of $16,213,000, offset by $28,215,000 of net non-cash charges and gains, and $17,080,000 of changes in operating assets and liabilities. Deferred revenue decreased due to contractual commitments being fulfilled in 2002 for which cash was received in 2001 or earlier. Net cash used in investing activities for 2002 was $15,962,000, which included property and equipment expenditures of $41,219,000 and net sales of marketable securities of $25,051,000. Cash provided by financing activities during 2002 was $13,842,000 including $13,327,000 from the issuance of common stock under employee stock option and benefit plans, offset by $4,485,000 in principal payments on capital leases and other obligations. Cash provided by financing activities also included a $5,000,000 draw down from a loan facility created by Novartis. Novartis created a $200,000,000 loan facility to support certain clinical studies, which we may draw down in amounts aggregating up to $25,000,000 for each drug candidate. The loans are interest free and Novartis will forgive the full amount of any advances with respect to a particular drug candidate if Novartis accepts that drug candidate for development under the agreement. We expect to continue to draw down on the loan facility to fund certain development activities for drug candidates in the kinase research program.

Commitments

        At December 31, 2002, our future minimum commitments included facilities and certain equipment under non-cancelable operating leases, as well as contractual commitments related to our research and development programs. In January 2001 we entered into an agreement to lease approximately 290,000 square feet of laboratory and office space presently under construction in Cambridge, Massachusetts. The lease term began in January 2003 and lease payments commence in May 2003. The space is currently in an unfinished state, and we have an obligation, staged over a number of years, to build it out into finished laboratory and office space. The lease will expire in 2017 with options to extend the lease for two consecutive terms of ten years each, ultimately expiring in 2037. The table below includes our rent obligations under this lease of $14,356,000 in 2003, $19,202,000 in each of the years 2004 through 2007 and an aggregate of $203,690,000 for all years thereafter. We are actively exploring alternatives to minimize our financial obligation under this lease. These alternatives include sharing, subleasing or even exiting the lease space. We expect to finalize plans for this lease in the second quarter of 2003. Actions taken to minimize our financial obligation under the lease may result in a charge to our statement of operations which is not determinable at this time. Our commitments under this lease, as well as additional non-cancelable operating leases and contractual, research and development program commitments, are included in the table below (in thousands):

Year	Operating Leases Commitments	R&D Contractual Commitments
2003	$31,572	$3,966
2004	35,056	2,209
2005	34,497	865
2006	31,121	—
2007	30,852	—
Thereafter	244,262	—

Total minimum commitments	$407,360	$7,040

        In connection with the asset sale to Invitrogen we agreed to purchase a minimum of $3 million of products from Invitrogen annually for three years after the completion of the sale.

Forward-looking Statements

        This report contains forward-looking statements about our business, including our expectation that (i) we are positioned to commercialize multiple products in the coming years that we expect will generate increased revenues, (ii) our losses will continue, (iii) research and development expenses will continue to increase, but research expenses will not increase without new funding from collaborations, (iv) the Chiron Corporation and Oregon Health Sciences University litigation will not have a material adverse effect on us, (v) our financial results for 2003 will be as set forth in the financial guidance provided on February 4, 2003, (vi) we will finalize plans to share, sublet or exit the Kendall Square facility lease during the second quarter of 2003, (vii) we and our partners will begin clinical trials on a number of our development stage drug candidates during 2003, (viii) we will select two priority drug candidates for clinical development and commercialization by year-end, and (ix) 908 will be approved and launched in the U.S. in the fourth quarter of 2003. While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, our inability to further identify, develop and achieve commercial success for new products and technologies, the possibility of delays in the research and development necessary to select drug development candidates, the possibility of delays in the commencement or completion of clinical trials, the risk that clinical activities planned for 2003 may not be completed or adequate to provide us the data required to allow us to select two priority Vertex-driven development candidates by year-end, the risk that clinical trials may not result in marketable products, the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, including 908, our dependence upon existing and new pharmaceutical and biotechnology collaborations, the levels and timing of payments under our collaborative agreements, uncertainties about our ability to obtain new corporate collaborations on satisfactory terms, if at all, the development of competing systems, our ability to protect our proprietary technologies, patent-infringement claims, risks of new, changing and competitive technologies, the risk that there may be changing and new regulations in the U.S. and internationally and uncertainty about our ability to minimize our financial obligation under the Kendall Square facility lease. Please see the "Risk Factors" appearing elsewhere in this report for more details regarding these and other risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Legal Proceedings

        Chiron Corporation filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Eli Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent re-examination. That reexamination proceeding is still on-going and the stay is still in effect. However, a Reexamination Certificate has been issued in two of the three Chiron patents involved and a Notice of Intent to Issue a Reexamination Certificate has been issued with respect to the third patent. While the length of the stay and the final outcome of the lawsuit cannot be determined, we maintain that Chiron's claims are without merit, and we intend to defend the lawsuit, if and when it resumes, vigorously.

        On December 7, 2001 Oregon Health Sciences University filed suit against Vertex in the District Court of Oregon. The complaint in the suit seeks to name Dr. Bruce Gold, an employee of Oregon Health Sciences University, as an inventor and Oregon Health Sciences University as part owner of five of Vertex's neurophilin patents, and associated damages. One of the five patents has recently been removed from the suit on a motion by Vertex. The suit stems from assays run on Vertex compounds by Dr. Gold under a sponsored research agreement in 1996. We have investigated the inventorship on these patents and believe that Dr. Gold is not an inventor, Oregon Health Sciences has no ownership interest in any of these patents, and that the claims made in this complaint are without merit. We intend to contest this suit vigorously.

Recent Accounting Pronouncements

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides a single accounting model for long-lived assets to be disposed of. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. We adopted the provisions of SFAS 144 on January 1, 2002 as required; the adoption did not have a material effect on our financial position and results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement and FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have the same economic effect as a sale-leaseback transaction. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Adoption of certain provisions of this standard was required after May 15, 2002, while other provisions must be adopted within financial statements issued after May 15, 2002 or the year beginning after May 15, 2002. Under SFAS 145 the gain on retirement of convertible subordinated notes is considered an ordinary item. Previously, the gain on convertible subordinated notes was classified as an extraordinary item.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures the Company must make about obligations under certain guarantees that we have issued. It also requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligations we have undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are to be applied only to guarantees issued or modified after December 31, 2002. We have adopted the disclosure provisions as required by FIN 45. We are still evaluating the potential impact of FIN 45 on our financial position and results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect FIN 46 to have a material effect on our consolidated financial statements.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Although we do not expect the adoption of EITF 00-21 to have a material impact, we are still evaluating the potential impact of EITF 00-21 on our financial position and results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this Item 8 is contained on pages F-1 through F-44 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding directors required by this Item 10 is included in the definitive Proxy Statement for Vertex's 2003 Annual Meeting of Stockholders, to be filed with the Commission on or about April 9, 2003 (the "2003 Proxy Statement"), under "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information regarding executive officers required by this Item is included in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item 11 is included in the 2003 Proxy Statement under "Executive Compensation" and is incorporated herein by reference (excluding, however, the "Report on Executive Compensation" and the Performance Graph contained in the 2003 Proxy Statement, which shall not be deemed incorporated herein).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item 12 is included in the 2003 Proxy Statement under "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation—Equity Compensation Plan Information" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is included in the 2003 Proxy Statement under "Employment Contracts and Change-in-Control Arrangements" and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure control and procedures (as defined in Exchange Act Rules 13(a)—14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements. The Financial Statements required to be filed by Item 8 of this Annual Report on Form 10-K, and filed herewith, are as follows:

Page Number in this Form 10-K
Reports of Independent Accountants	F-2 to F-4
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-5
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000	F-6
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years ended December 31, 2002, 2001 and 2000	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000	F-8
Notes to Consolidated Financial Statements	F-9 to F-44

(a)(2) Financial Statement Schedules. Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger dated as of April 29, 2001, by and among Vertex, Aurora and Ahab Acquisition Sub Inc. (filed as Exhibit 2 to Vertex's Current Report on Form 8-K dated April 29, 2001 [File No. 000-19319] and incorporated herein by reference).
2.2	Asset Purchase Agreement among Vertex, PanVera LLC and Invitrogen Corporation dated February 4, 2003 (filed herewith).
3.1	Restated Articles of Organization filed with The Commonwealth of Massachusetts on July 31, 1991 (filed as Exhibit 3.1 to Vertex's 1997 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
3.2	Articles of Amendment filed with The Commonwealth of Massachusetts on June 4, 1997 (filed as Exhibit 3.2 to Vertex's 1997 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
3.3	Certificate of Vote of Directors Establishing a Series of a Class of Stock, as filed with the Secretary of The Commonwealth of Massachusetts on July 31, 1991 (filed as Exhibit 3.3 to Vertex's 1997 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
3.4	Articles of Amendment filed with The Commonwealth of Massachusetts on May 21, 2001 (filed as Exhibit 3.4 to Vertex's registration statement on Form S-4 [Registration Number 333-61480] and incorporated herein by reference.)
3.5	By-laws of Vertex as amended and restated as of March 12, 2001 (filed as Exhibit 3.4 to Vertex's 2000 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
4.1	Specimen stock certificate (filed as Exhibit 4.1 to Vertex's Registration Statement on Form S-1 [Registration No. 33-40966] or amendments thereto and incorporated herein by reference).
4.2	Stockholder Rights Plan (filed as Exhibit 4.2 to Vertex's Registration Statement on Form S-1 [Registration No. 33-40966] or amendments thereto and incorporated herein by reference).

4.3	First Amendment to Rights Agreement dated as of February 21, 1997 (filed as Exhibit 4.3 to Vertex's 1996 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
4.4	Indenture dated as of September 19, 2000 between Vertex and State Street Bank and Trust Company (filed as Exhibit 4.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 [File No. 000-19319] and incorporated herein by reference).
4.5	Supplemental Indenture dated as of December 12, 2000 between Vertex and State Street Bank and Trust Company (filed as Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Form S-3 filed by Vertex [Registration No. 333-49844] and incorporated herein by reference).
4.6	Registration Rights Agreement dated as of September 19, 2000 among Vertex and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse First Boston Corporation, Robertson Stephens, Inc., Chase Securities Inc. and J.P. Morgan Securities Inc., as Initial Purchasers (filed as Exhibit 4.2 to Vertex's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 [File No. 000-19319] and incorporated herein by reference).
4.7	Second Amendment to Rights Agreement dated as of June 30, 2001 (filed as Exhibit 4.4 to Vertex's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 000-19319] and incorporated herein by reference).
10.1	1991 Stock Option Plan, as amended and restated as of September 14, 1999 (filed as Exhibit 10.1 to Vertex 1999 Annual Report on Form 10-K [File No. 000- 19319] and incorporated herein by reference).*
10.2	1994 Stock and Option Plan, as amended and restated as of September 14, 1999 (filed as Exhibit 10.1 to Vertex 1999 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*
10.3	1996 Stock and Option Plan, Amended and Restated as of July 17, 2002 (filed herewith).*
10.4	Non-Competition and Stock Repurchase Agreement between Vertex and Joshua Boger, dated April 20, 1989 (filed as Exhibit 10.2 to Vertex's Registration Statement on Form S-1 [Registration No. 33-40966] or amendments thereto and incorporated herein by reference).*
10.5	Form of Employee Stock Purchase Agreement (filed as Exhibit 10.3 to Vertex's Registration Statement on Form S-1 [Registration No. 33-40966] or amendments thereto and incorporated herein by reference).*
10.6	Form of Employee Non-Disclosure and Inventions Agreement (filed as Exhibit 10.4 to Vertex's Registration Statement on Form S-1 [Registration No. 33-40966] or amendments thereto and incorporated herein by reference).
10.7	Form of Executive Employment Agreement executed by Joshua S. Boger and Vicki L. Sato (filed as Exhibit 10.6 to Vertex's 1994 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*
10.8	Form of Amendment to Employment Agreement executed by Joshua S. Boger and Vicki L. Sato (filed as Exhibit 10.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 [File No. 000-19319] and incorporated herein by reference).*
10.9	Executive Employment Agreement between Vertex and Iain P.M. Buchanan (filed as Exhibit 10.9 to Vertex's 2001 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*
10.10	Agreement dated December 21, 2000 between Vertex and Richard H. Aldrich (filed as Exhibit 10.10 to Vertex's 2001 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*

10.11	Lease dated March 3, 1995, between Fort Washington Realty Trust and Vertex, relating to the premises at 130 Waverly Street, Cambridge, MA (filed as Exhibit 10.15 to Vertex's 1994 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.12	First Amendment to Lease dated March 3, 1995 between Fort Washington Realty Trust and Vertex (filed as Exhibit 10.15 to Vertex's 1995 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.13	Second Amendment to Lease and Option Agreement dated June 12, 1997 between Fort Washington Realty Trust and Vertex (filed as Exhibit 10.17 to Vertex 1999 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.14	Third, Fourth and Fifth Amendments to Lease between Fort Washington Realty Trust and Vertex (with certain confidential information deleted) (filed as Exhibit 10.14 to Vertex's 2001 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.15	Lease by and between Trustees of Fort Washington Realty Trust, Landlord, and Vertex, executed September 17, 1999 (filed as Exhibit 10.27 to Vertex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, with certain confidential information deleted [File No. 000-19319], and incorporated herein by reference).
10.16	Lease by and between Kendall Square, LLC, Landlord, and Vertex, executed January 18, 2001 (with certain confidential information deleted) (filed as Exhibit 10.16 to Vertex's 2001 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.17	Agreement for Lease of Premises at 88 Milton Park, Abingdon, Oxfordshire between Milton Park Limited and Vertex Pharmaceuticals (Europe) Limited and Vertex Pharmaceuticals Incorporated (filed as Exhibit 10.18 to Vertex 1999 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.18	Research and Development Agreement dated April 13, 1993 between Vertex and Kissei Pharmaceutical Co., Ltd. (with certain confidential information deleted) (filed as Exhibit 10.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 [File No. 000-19319] and incorporated herein by reference).
10.19	Research Agreement and License Agreement, both dated December 16, 1993, between Vertex and Burroughs Wellcome Co. (with certain confidential information deleted) (filed as Exhibit 10.16 to Vertex's Annual Report on Form 10-K for the year ended December 31, 1993 [File No. 000-19319] and incorporated herein by reference).
10.20	Research and Development Agreement between Vertex and Eli Lilly and Company effective June 11, 1997 (filed with certain confidential information deleted as Exhibit 10.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 [File No. 000-19319] and incorporated herein by reference).
10.21	Research and Development Agreement between Vertex and Kissei Pharmaceutical Co. Ltd. effective September 10, 1997 (filed, with certain confidential information deleted, as Exhibit 10.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 [File No. 000-19319] and incorporated herein by reference).
10.22	Research Agreement between Vertex and Schering AG dated as of August 24, 1998 (filed, with certain confidential information deleted, as Exhibit 10.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 [File No. 000-19319] and incorporated herein by reference).
10.23	License, Development and Commercialization Agreement between Vertex and Hoechst Marion Roussel Deutschland GmbH dated September 1, 1999 (filed with certain confidential information deleted as Exhibit 10.27 to Vertex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 [File No. 000-19319], and incorporated herein by reference).

10.24	Collaboration and Option Agreement between Vertex and Taisho Pharmaceutical Co., Ltd. dated November 30, 1999 (filed, with certain confidential information deleted, as Exhibit 10.27 to Vertex's 1999 Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.25	Research and Early Development Agreement between Vertex and Novartis Pharma AG dated May 8, 2000 (filed, with certain confidential information deleted, as Exhibit 10.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 [File No. 000-19319] and incorporated herein by reference).
10.26	Research Agreement between Vertex and Laboratoires Serono S.A. dated December 11, 2000 (with certain confidential information deleted) (filed as Exhibit 10.26 to Vertex's 2000 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.27	Letter Agreement between Aurora and Stuart J. Collinson (filed as Exhibit 10.26 to Vertex's registration statement on Form S-4 [Registration No. 333-61480] and incorporated herein by reference).*
10.28	Executive Employment Agreement between Vertex and Kenneth S. Boger (filed as Exhibit 10.28 to Vertex's 2001 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*
10.29	Executive Employment Agreement between Vertex and Ian F. Smith (filed as Exhibit 10.29 to Vertex's 2001 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*
10.30	Letter Agreement between Vertex and N. Anthony Coles, M.D. (filed as Exhibit 10.30 to Vertex's 2001 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*
10.31	Form of Non-Competition Agreement between Vertex and Invitrogen Corporation dated March 28, 2003 (filed herewith).
10.32	Form of letter agreement with John J. Alam, Senior Vice President of Drug Evaluation and Approval; Lynne H. Brum, Vice President of Corporate Development and Communications; Pamela Fritz, Vice President, Human Resources; Mark Murcko, Vice President and Chief Technology Officer; Steven Schmidt, Vice President, Information Systems; John A. Thomson, Vice President, Research; and Jeffrey D. Wilson, Vice President, Pharmaceutical Operations, covering special rights upon a change of control transaction (filed herewith).*
18.1	Letter from PricewaterhouseCoopers LLP dated November 14, 2001 re: Change in Accounting Principle (filed as Exhibit 18.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 [File No. 000-19319] and incorporated herein by reference).
21	Subsidiaries of Vertex (filed herewith).
23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP (filed herewith).
23.2	Consent of Ernst & Young LLP, Independent Auditors (filed herewith).
23.3	Notice Regarding Consent of Arthur Andersen LLP (filed herewith).
99.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.3	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*
Compensatory plan or agreement applicable to management and employees.

(b)
Reports on Form 8-K. On November 14, 2002, we filed a report on Form 8-K-Item 9-Regulation FD Disclosure, reporting certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERTEX PHARMACEUTICALS INCORPORATED
March 31, 2003	By:	/s/ JOSHUA S. BOGER Joshua S. Boger Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ JOSHUA S. BOGER Joshua S. Boger	Director, Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2003
/s/ IAN F. SMITH Ian F. Smith	Chief Financial Officer (Principal Financial Officer)	March 31, 2003
/s/ JOHANNA MESSINA POWER Johanna Messina Power	Controller (Principal Accounting Officer)	March 31, 2003
/s/ BARRY M. BLOOM Barry M. Bloom	Director	March 31, 2003
/s/ ROGER W. BRIMBLECOMBE Roger W. Brimblecombe	Director	March 31, 2003
/s/ DONALD R. CONKLIN Donald R. Conklin	Director	March 31, 2003
/s/ STUART J. COLLINSON Stuart J. Collinson	Director	March 31, 2003
/s/ BRUCE I. SACHS Bruce I. Sachs	Director	March 31, 2003
/s/ CHARLES A. SANDERS Charles A. Sanders	Director	March 31, 2003
/s/ ELAINE S. ULLIAN Elaine S. Ullian	Director	March 31, 2003

VERTEX PHARMACEUTICALS INCORPORATED

Index to Consolidated Financial Statements

Report of Independent Accountants

To the Board of Directors and Stockholders of
Vertex Pharmaceuticals Incorporated:

        In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Vertex Pharmaceuticals Incorporated and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Aurora Biosciences Corporation (formed on March 1, 2001 as a result of the consolidation of Aurora Biosciences Corporation and PanVera Corporation) on July 18, 2001 in a transaction accounted for as a pooling of interests, as described in Note D to the consolidated financial statements. We did not audit the financial statements of Aurora Biosciences Corporation for the year ended December 31, 2000, which statements reflect total revenues of 49 percent of the related consolidated totals for the year ended December 31, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Aurora Biosciences Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

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
March 31, 2003

Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders
Aurora Biosciences Corporation:

        We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Aurora Biosciences Corporation (formed as a result of the consolidation of Aurora Biosciences Corporation and PanVera Corporation) for the year ended December 31, 2000 (not included separately herein). The consolidated financial statements give retroactive effect to the merger of Aurora Biosciences Corporation and PanVera Corporation on March 1, 2001, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements; such notes also describe the process of consolidation, given that PanVera Corporation's fiscal years were September 30. These consolidated financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the statement of operations of PanVera Corporation for the year ended September 30, 2000, which reflect revenues constituting approximately 15.1% of the related combined total for the year ended December 31, 2000. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for PanVera Corporation for the periods described above is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows of Aurora Biosciences Corporation for the year ended December 31, 2000, after giving retroactive effect to the merger of PanVera Corporation, as described in the notes to the consolidated financial statements, in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

San Diego, California
April 27, 2001

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

Report of Independent Public Accountants

To the Board of Directors and Shareholders of
PanVera Corporation:

        We have audited the accompanying balance sheets of PanVera Corporation (a Wisconsin corporation) as of September 30, 2000 and 1999*, and the related statements of income, stockholders' equity, and cash flows for the years then ended (not included separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                      /s/ ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
October 20, 2000

*
The 1999 consolidated financial statements are not required to be presented in the 2002 annual report.

VERTEX PHARMACEUTICALS INCORPORATED

Consolidated Balance Sheets

	December 31,
	2002	2001
	(In thousands, except share and per share amounts)
Assets
Current assets:
Cash and cash equivalents	$108,098	$189,205
Marketable securities, available for sale	526,886	553,997
Accounts receivable	13,200	20,265
Prepaid expenses	4,349	6,636
Other current assets	4,039	5,989

Total current assets	656,572	776,092
Restricted cash	26,091	26,190
Property and equipment, net	95,991	80,377
Investments	26,433	26,433
Other assets	10,633	16,039

Total assets	$815,720	$925,131

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,745	$11,628
Accrued expenses and other current liabilities	29,306	31,381
Accrued interest	4,463	4,467
Deferred revenue	11,888	39,498
Obligations under capital leases and other obligations	2,195	4,579

Total current liabilities	64,597	91,553

Obligations under capital leases and other obligations, excluding current portion	10,944	8,026
Deferred revenue, excluding current portion	46,598	35,201
Convertible subordinated notes (due September 2007)	315,000	315,000

Total liabilities	437,139	449,780

Commitments and contingencies (Notes K and S)
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2002 and 2001, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 76,357,412 and 75,055,160 shares issued and outstanding at December 31, 2002 and 2001, respectively	764	751
Additional paid-in capital	794,206	778,018
Deferred compensation, net	—	(20)
Accumulated other comprehensive income	6,764	11,134
Accumulated deficit	(423,153)	(314,532)

Total stockholders' equity	378,581	475,351

Total liabilities and stockholders' equity	$815,720	$925,131

The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED

Consolidated Statement of Operations

	Years Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Pharmaceutical revenues:
Royalties	$10,209	$11,119	$12,361
Collaborative research and development revenues	77,135	68,984	68,239
Discovery tools and service revenues:
Product sales and royalties	51,772	59,921	52,437
Service revenues	21,969	27,466	20,245

Total revenues	161,085	167,490	153,282
Costs and expenses:
Royalty payments	3,434	3,786	4,134
Cost of product sales and royalties	13,684	27,089	33,502
Cost of service revenues	11,163	12,544	9,294
Research and development	203,018	150,173	102,441
Sales, general and administrative	49,390	42,047	41,354
Merger related costs	—	23,654	—

Total costs and expenses	280,689	259,293	190,725

Loss from operations	(119,604)	(91,803)	(37,443)
Interest income	28,722	45,133	33,312
Interest expense	(17,684)	(19,318)	(11,653)
Gain on retirement of convertible subordinated notes (Note L)	—	10,340	—
Debt conversion expense	—	—	(14,375)
Other expense	(55)	(2,433)	(1,420)

Loss before cumulative effect of changes in accounting principles	(108,621)	(58,081)	(31,579)
Cumulative effect of changes in accounting principle—revenue recognition (Note C)	—	(25,901)	(3,161)
Cumulative effect of change in accounting principle—derivatives (Note H)	—	17,749	—

Net loss	$(108,621)	$(66,233)	$(34,740)

Basic and diluted net loss per common share before cumulative effect of changes in accounting principles	$(1.43)	$(0.78)	$(0.47)
Cumulative effect of changes in accounting principle revenue recognition—basic and diluted	—	(0.35)	(0.04)
Cumulative effect of change in accounting principle derivatives—basic and diluted	—	0.24	—

Basic and diluted net loss per common share	$(1.43)	$(0.89)	$(0.51)

Basic and diluted weighted average number of common shares outstanding	75,749	74,464	67,682
Unaudited pro forma amounts assuming the 2001 accounting change relating to revenue recognition is applied retroactively (Note C):
Net loss	$(108,621)	$(40,332)	$(45,860)
Basic and diluted net loss per common share	$(1.43)	$(0.54)	$(0.68)

The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED

Consolidated Statements of Stockholders' Equity and Comprehensive Loss

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Deferred Compensation		Accumulated Deficit	Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
					(in thousands)
Balance, December 31, 1999	63,234	$632	$466,411	$(944)	$(1,019)	$(213,163)	$251,917
Net change in unrealized holding gains/(losses) on marketable securities					5,762		5,762	$5,762
Translation adjustments					(516)		(516)	(516)
Net loss						(34,740)	(34,740)	(34,740)

Comprehensive loss								$(29,494)

Issuances of common stock:
Benefit plans	5,900	59	120,832				120,891
Convertible subordinated notes	4,340	44	170,040				170,084
Equity compensation for services rendered			372				372
Amortization of deferred compensation			(133)	770			637
Adjustment for change in PanVera's year end						(396)	(396)

Balance, December 31, 2000	73,474	735	757,522	(174)	4,227	(248,299)	514,011
Net change in unrealized holding gains/(losses) on marketable securities					7,218		7,218	$7,218
Translation adjustments					(311)		(311)	(311)
Net loss						(66,233)	(66,233)	(66,233)

Comprehensive loss								$(59,326)

Issuances of common stock:
Benefit plans	1,581	16	19,637				19,653
Equity compensation for services rendered			320				320
Tax benefit of disqualifying disposition			539				539
Amortization of deferred compensation				154			154

Balance, December 31, 2001	75,055	751	778,018	(20)	11,134	(314,532)	475,351
Net change in unrealized holding gains/(losses) on marketable securities					(4,922)		(4,922)	$(4,922)
Translation adjustments					552		552	552
Net loss						(108,621)	(108,621)	(108,621)

Comprehensive loss								$(112,991)

Issuances of common stock:
Benefit plans	1,302	13	15,896				15,909
Equity compensation for services rendered			292				292
Amortization of deferred compensation				20			20

Balance, December 31, 2002	76,357	764	794,206	—	6,764	(423,153)	378,581

The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
Cash flows from operating activities:
Net loss	$(108,621)	$(66,233)	$(34,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,432	17,964	12,792
Non-cash based compensation expense	2,894	1,501	2,113
Write-down of marketable securities and investments	666	2,100	1,369
Other non-cash items, net	1,220	31	123
Loss on disposal of property and equipment	51	1,107	0
Realized (gains)/losses on marketable securities	(2,048)	(3,081)	270
Equity in losses of unconsolidated subsidiary	—	662	550
Adjustment for PanVera year end	—	—	(396)
Gain on retirement of convertible subordinated notes	—	(10,340)	—
Cumulative effects of changes in accounting principles	—	8,152	3,161
Changes in operating assets and liabilities:
Accounts receivable	7,065	13,641	(21,639)
Prepaid expenses	2,287	(3,142)	(514)
Other current assets	3,191	63	(3,163)
Accounts payable	5,117	3,190	1,538
Accrued expenses and other current liabilities	(580)	7,313	8,053
Accrued interest	—	(444)	4,840
Deferred revenue	(16,213)	20,469	12,935

Net cash used in operating activities	(79,539)	(7,047)	(12,708)

Cash flows from investing activities:
Purchases of marketable securities	(702,986)	(1,252,781)	(1,403,737)
Sales and maturities of marketable securities	728,037	1,176,186	1,117,196
Expenditures for property and equipment	(41,219)	(53,899)	(18,033)
Proceeds from sale of equipment	6	—	—
Restricted cash	99	(11,477)	2,399
Investments and other assets	101	(3,116)	(5,284)

Net cash used in investing activities	(15,962)	(145,087)	(307,459)

Cash flows from financing activities:
Private placement of common stock, net	—	—	70,940
Issuances of common stock, net	13,327	18,626	48,847
Repurchase of convertible debentures	—	(18,900)	—
Proceeds from sale of convertible subordinated notes, net of costs of $16,038	—	—	503,962
Proceeds from notes payable, capital lease and loan obligations	5,000	—	1,120
Principal payments on capital leases and other obligations	(4,485)	(4,735)	(5,544)

Net cash (used in) provided by financing activities	13,842	(5,009)	619,325

Effect of changes in exchange rates on cash	552	(311)	(516)

Net increase (decrease) in cash and cash equivalents	(81,107)	(157,454)	298,642
Cash and cash equivalents—beginning of period	189,205	346,659	48,017

Cash and cash equivalents—end of period	$108,098	$189,205	$346,659

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,078	$18,244	$20,390
Cash paid for taxes	$118	$156	$360
Non-cash financing activities:
Property acquired under capital leases	$—	$—	$591
Conversion of convertible subordinated notes, net of unamortized deferred debt issuance costs of $4,917	$—	$—	$170,083

The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Consolidated Financial Statements

A. The Company

        Vertex Pharmaceuticals Incorporated ("Vertex" or the "Company") is a global biotechnology company that seeks to discover, develop, and commercialize major pharmaceutical products independently and with collaborators. At December 31, 2002 the Company had four facilities worldwide with approximately 1,000 employees. The facilities are located in Cambridge, MA, Madison, WI, San Diego, CA and Abingdon, UK. The Company has two operating segments: (i) Pharmaceuticals and (ii) Discovery Tools and Services.

        The Company's Pharmaceuticals business seeks to discover, develop and commercialize major pharmaceutical products independently and with collaborators. The Company's proprietary, systematic, genomics-based platform, is designed to accelerate the discovery of new drugs and to expand intellectual property coverage of drug candidate compounds and classes of related compounds. This approach, which targets gene families, has formed the basis for successful drug discovery and for the advancement of drug candidates by Vertex and its collaborators. The Company has fifteen drug candidates in clinical or pre-clinical development, including drug candidates focused on the therapeutic areas of infectious diseases, autoimmune and inflammatory diseases and cancer as well as other drug candidates targeting neurological and genetic disorders.

        The Company has significant collaborations with large pharmaceutical companies including Novartis, Aventis, GlaxoSmithKline and Serono. The Company is developing several drug candidates in commercial collaborations in which it retains rights to downstream product revenue. The drug candidates are derived from our research and development collaborations, and serving markets where we believe our partner can more effectively compete and provide us with a significant commercial return. Additionally, we intend to independently develop and commercialize products for high-volume markets where we can effectively reach large patient populations with a small sales force focused on specialists. The Company's first approved product is Agenerase® (amprenavir), an HIV protease inhibitor, which it co-promotes with GlaxoSmithKline. The Company earns a royalty on sales of Agenerase, which is marketed worldwide. In Japan, the drug is sold under the trade name Prozei™. The Company has one drug candidate, 908 (GW 433908 or VX 175) for which a New Drug Application (NDA) is pending with the U.S. FDA.

        The Company's Discovery Tools and Services business specializes in assay development, screening services, the development, manufacture and sale of instrumentation, and the manufacture and sale of proteins and reagents. This business had contracts in place that required the delivery of products, licenses and services throughout 2002.

        On July 18, 2001, the Company completed a merger with Aurora Biosciences Corporation ("Aurora"). Aurora specialized in industry-leading assay development, screening and cell biology capabilities. The Company acquired all of Aurora's outstanding common stock in a tax-free, stock for stock transaction, for approximately 14.1 million shares of Vertex common stock. The merger was accounted for as a pooling of interests.

        On March 1, 2001, Aurora completed a merger with PanVera Corporation ("PanVera"). At the time of the merger, PanVera was a biotechnology company engaged in the development, manufacture and worldwide supply of proteins for evaluation as targets and drug screening assays for high-throughput screening. Aurora acquired all of PanVera's outstanding common stock in a tax-free, stock for stock transaction. The merger was accounted for as a pooling of interests.

        As of July 1, 2002, the Company began to commercialize the Aurora instruments and services, along with PanVera's reagents and probes business, under the name PanVera LLC. PanVera LLC's core business includes commercialization of fluorescence assay technologies, assay development services, the manufacture and sale of proteins, reagent and probes, and the development and sale of instrumentation systems. The former Aurora San Diego site operations focus mainly on pharmaceutical drug discovery and operate under the name Vertex Pharmaceuticals (San Diego) LLC. Upon completion of the July 1, 2002 reorganization, PanVera LLC comprised most of the Discovery Tools and Services segment of the Company's business, and Vertex Pharmaceuticals (San Diego) LLC conducted operations principally in the Pharmaceuticals operating segment.

        On February 4, 2003, Vertex and PanVera LLC entered into an Asset Purchase Agreement with Invitrogen Corporation (Invitrogen) pursuant to which Invitrogen agreed to purchase certain assets of PanVera LLC for approximately $95,000,000 in cash and to assume certain liabilities. The disposition did not include the instrumentation assets of PanVera LLC. Please refer to Note R: "Subsequent Event" for further information. The sale was completed on March 28, 2003.

        The Company is subject to risks common to companies in the biotechnology industry including, but not limited to, rapid technological change and competition, dependence on key personnel, uncertainty of protection of proprietary technology, clinical trial uncertainty, dependence on collaborative partners, share price volatility, the possible need to obtain additional funding, uncertainties relating to pharmaceutical pricing and reimbursement, limited experience in manufacturing, sales and marketing, potential product liability and the need to comply with government regulations. The Company expects to incur operating losses for the foreseeable future, as a result of expenditures for its research and development programs.

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

        Prior to the merger, PanVera's fiscal year end was September 30. In recording the business combination, PanVera's results of operations for the fiscal year ended September 30, 2000 have been combined with the Company's results of operations for the fiscal year ended December 31, 2000. In accordance with APB 16, PanVera's results of operations and cash flows for the three month period ended December 31, 2000 have been added directly to the Company's accumulated deficit and cash flows at December 31, 2000, and are excluded from reported fiscal 2000 consolidated results of operations. PanVera's revenue and net loss for the three months ended December 31, 2000 was $3,005,000 and $396,000, respectively. Included in PanVera's results of operations for the three months ended December 31, 2000 were merger related costs of approximately $467,000.

Reclassification in the Preparation of Financial Statements

        Certain amounts in prior years' financial statements have been reclassified to conform to the current presentation. These reclassifications had no effect on the reported net loss.

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates in these consolidated financial statements include useful lives for depreciation and amortization, warranty reserves, collectibility of accounts receivable, estimated fair value of equity instruments and whether any decline in such fair value is other-than-temporary and estimates of cost to completion under long-term production contracts applying percentage of completion accounting. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Marketable Securities

        Marketable securities consist of investments in high-grade corporate bonds, asset-backed securities and U.S. government agency securities that are classified as available for sale. Since these securities are available to fund current operations, they are classified as current assets on the balance sheet. Marketable securities are stated at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss), which is a separate component of stockholders' equity, until realized. The fair value of these securities is based on quoted market prices. If a decline in the fair value is considered other-than-temporary, based on available evidence, the unrealized loss is transferred from other comprehensive income (loss) to the consolidated statement of operations. For the years ended December 31, 2002, 2001 and 2000, the Company recorded $666,000, $600,000 and $1,369,000, respectively, in charges to write down certain marketable securities because the decline in value was considered other-than-temporary. Realized gains and losses are determined on the specific identification method and are included in interest income.

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

        To date, the Company's revenue has been generated from a limited number of customers in the biotechnology and pharmaceuticals industries in the US, Europe and Japan. In 2002 the Company had significant revenue transactions with Novartis Pharma AG, which accounted for 26% of the Company's total revenue. In 2001, the Company's revenue included transactions with each of the following customers: Novartis (22%) and Pfizer, Inc (17%), including Warner-Lambert, which Pfizer acquired in 2000. In 2000 the Company's revenue included significant transactions with these same two customers, Novartis (18%) and Pfizer (17%). The loss of such customers could have a material adverse impact on the Company.

        Kissei Pharmaceuticals, Co., Ltd. and GlaxoSmithKline represented approximately 27% and 19%, respectively, of the Company's accounts receivable balance at December 31, 2002. GlaxoSmithKline, Kissei Pharmaceuticals, Co, Ltd. and Novartis Pharma AG represented approximately 20%, 15%, and 10%, respectively, of the Company's accounts receivable balance at December 31, 2001. Management believes that credit risks associated with these collaborative partners are not significant.

Property and Equipment

        Property and equipment are recorded at cost. Depreciation and amortization are provided using the straight-line method over the lesser of the lease terms or the estimated useful lives of the related assets, generally four to seven years for furniture and equipment, three to five years for computers and software and forty years for buildings. Leasehold improvements are amortized over the lesser of the useful life of the improvements or the remaining life of the lease. Major additions and betterments are capitalized; maintenance and repairs, which do not improve or extend the life of the respective assets, are charged to operations. When assets are retired or otherwise disposed of, the assets and related allowances for depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the Company's consolidated statement of operations.

Assets Held for Sale

        The Company classifies long-lived assets as held for sale so long as such assets are available for immediate sale in their present condition, the Company has the intent and ability to transfer the assets to a buyer within one year and the sale of such assets is considered probable at the balance sheet date. The Company considers a sale probable when a definitive purchase and sale agreement has been signed. Assets held for sale are measured at the lower of book value or fair value less cost to sell. No assets were classified as held for sale at December 31, 2002 or 2001.

Warranty Reserve

        Estimated expenses for warranty obligations in connection with instrumentation system sales are accrued as revenue is recognized. Reserve estimates are adjusted periodically to reflect actual experience.

Retirement of Convertible Subordinated Notes

        In October of 2001, the Company re-purchased and retired $30,000,000 in principal amount of its 5% Convertible Subordinated Notes due September 2007, which resulted in a gain of $10,340,000. In April 2002, the FASB issued SFAS 145, "Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 recinds SFAS 4 and SFAS 64, which addressed the accounting for gains and losses from extinguishment of debt. Under SFAS 145 the gain on retirement of convertible subordinated notes is considered an ordinary item. Previously, the gain on retirement of convertible subordinated notes was classified as an extraordinary item.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition and annual disclosure requirements of SFAS 148 are effective for the company's fiscal year ending December 31, 2002. The Company has adopted SFAS 148 as required for the fiscal year ending December 31, 2002.

        In accordance with SFAS 148, the Company has adopted the disclosure-only provisions of SFAS 123 and applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for all awards granted to employees. Under APB 25, provided other criteria are met, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of grant, no compensation cost is required. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation costs are expensed over the vesting period. Subsequent changes to option terms can also give rise to compensation.

        At December 31, 2002 the Company had three stock-based employee compensation plans, which are described more fully in Note N. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For stock options granted to nonemployees, the Company recognizes compensation costs in accordance with the requirements of SFAS 123. SFAS 123 requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value.

        The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition of SFAS 123 to the Company's stock-based employee compensation.

	Year Ended December 31,
	2002	2001	2000
	(In thousands, except per share data)
Net loss attributable to common shareholders, as reported	$(108,621)	$(66,233)	$(34,740)

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(54,686)	(55,295)	(30,878)

Pro forma net loss	$(163,307)	$(121,528)	$(65,618)
Basic and diluted net loss per common share, as reported	$(1.43)	$(0.89)	$(0.51)
Basic and diluted net loss per common share, pro forma	$(2.16)	$(1.63)	$(0.97)

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

Pharmaceuticals—Collaborative Research and Development Revenue

        The Company's collaborative research and development revenue is primarily generated through collaborative research and development agreements with strategic partners for the development of major pharmaceutical products. The terms of the agreements typically include non-refundable up-front license fees, funding of research and development efforts, payments based upon achievement of certain at-risk and substantive milestones and royalties on product sales.

        In the third quarter of 2001, in connection with an overall review of accounting policies concurrent with the merger with Aurora, Vertex elected to change its revenue recognition policy for collaborative and other research and development revenues from the Emerging Issues Task Force No. 91-6 ("EITF 91-6") Method to the Substantive Milestone Method, adopted retroactively to January 1, 2001. Under the Substantive Milestone Method, the Company recognizes revenue from non-refundable, up-front license fees and milestones, not specifically tied to a separate earnings process, ratably over the contracted or estimated period of performance. Research funding is recognized as earned, ratably over the period of effort. Milestones, based on designated achievement points that are considered at risk and substantive at the inception of the collaborative contract, are recognized as earned, when the earnings process is complete and the corresponding payment is reasonably assured. The Company evaluates whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that needs to be overcome and the level of investment required. Since Vertex's adoption of the Substantive Milestone Method in the third quarter of 2001 was retroactive to January 1, 2001, the results of the first two quarters of 2001 have been restated in accordance with the new revenue policy. Pursuant to the 2001 change, Vertex recorded a one-time non-cash charge of $25,901,000, representing a cumulative change in accounting principle for periods prior to 2001.

        In conjunction with the adoption of SAB 101 in the fourth quarter of 2000, Vertex changed its revenue recognition policy for collaborative research and development revenues to the EITF 91-6 method, retroactive to January 1, 2000. Under the EITF 91-6 method the Company recognized revenue from research and development arrangements, including non-refundable upfront license fees, milestones and research and development funding, over the period of continuing involvement using the lesser of the non-refundable cash received or the result achieved using percentage of completion accounting. Where the Company had no continuing involvement, non-refundable license fees were recorded as revenue upon receipt and milestones were recorded as revenue upon achievement of the milestone by the collaborative partner.

        Since the Company's adoption of the EITF 91-6 Method in the fourth quarter of 2000 was retroactive to January 1, 2000, the results of the first three quarters of 2000 have been restated in accordance with the new revenue recognition policy. Pursuant to the adoption of SAB 101 and the EITF 91-6 Method in 2000, the Company recorded a one-time non-cash charge of $3,161,000, representing a cumulative effect of a change in accounting principle for periods prior to 2000.

Pharmaceuticals—Royalty Revenue

        Royalty revenue is recognized based upon actual and estimated net sales of licensed products in licensed territories as provided by the collaborative partner and is recognized in the period the sales occur. Differences between actual royalty revenues and estimated royalty revenues, which have not been historically significant, are reconciled and adjusted for in the quarter they become known.

Discovery Tools and Services—Product Sales and Royalties

        Product sales include instrumentation system sales, technology licensing and biotechnology product sales. Revenue from licenses where Vertex has continuing obligations is recognized over the period of the license. Revenue from perpetual licenses is recognized when the license is issued, provided that there are no significant continuing obligations and the payment is non-refundable and non-creditable.

        Revenue from sales of biotechnology products and certain instrumentation system sales is recognized upon shipment, when the title to the product and associated risk of loss has passed to the customer, collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria are specified or upon expiration of the acceptance period. Sales under long-term production contracts are recognized using percentage of completion accounting, based on actual costs incurred to date compared to total estimated costs to complete.

Discovery Tools and Services—Service Revenues

        Service revenues include assay development, screening services, and contracted product development. Service revenue is recognized as the services are performed or ratably over the service period if the Company believes such method will approximate the expense being incurred. Revenue from up-front fees is deferred and recognized over the service period.

        Certain contracts under the Discovery Tools and Services business contain obligations to sell instrumentation systems and technology licenses, in addition to providing assay development and screening services. Each of these separable elements may be individually delivered and is not considered essential to the functionality of the others. The Company allocates revenue under such contracts to each of the separable elements based on the relative fair value of each element, which under most of the agreements approximates the stated price in the contract.

        Accounts receivable includes unbilled amounts on long-term production contracts totaling $949,000 and $3,441,000 at December 31, 2002 and 2001, respectively. Unbilled receivables represent amounts due from customers that will be billed at future dates in accordance with contract terms. The unbilled receivables at December 31, 2002 are expected to be billed and collected within one year.

Research and Development

        All research and development costs, including amounts funded in research collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, facilities costs, overhead costs, clinical trial costs, contract services and other outside costs. Collaborator and Company-sponsored research and development expenses for 2002, 2001 and 2000 were as follows:

	2002			2001			2000
	Research	Development	Total	Research	Development	Total	Research	Development	Total
Collaborator-Sponsored	$54,509	$35,675	$90,184	$49,490	$20,262	$69,752	$43,253	$8,757	$52,010
Company-Sponsored	70,577	42,257	112,834	51,612	28,809	80,421	31,856	18,575	50,431

Total	$125,086	$77,932	$203,018	$101,102	$49,071	$150,173	$75,109	$27,332	$102,441

Advertising

        All advertising costs are expensed as incurred. During the years ended December 31, 2002, 2001 and 2000, advertising expenses totaled $431,000, $444,000 and $1,794,000, respectively.

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

Debt Issuance Costs

        Debt issuance costs related to expenses incurred to complete convertible subordinated debenture offerings are deferred and included in other assets on the consolidated balance sheet. The costs are amortized based on the effective interest method over the term of the related debt issuance. The amortization expense is included in interest expense on the consolidated statements of operations.

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

Basic and Diluted Loss per Common Share

        Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible notes. Common equivalent shares have not been included in the net loss per share calculations as their effect would be anti-dilutive. Total potential gross common equivalent shares, before applying the treasury stock method, at December 31, 2002, 2001 and 2000 consisted of 17,065,000, 16,810,000 and 14,615,000 stock options outstanding, respectively, with a weighted average exercise price of $25.73, $27.37 and $25.97, respectively. At December 31, 2002 and 2001 there were notes convertible into 3,414,264 shares of common stock at a conversion price of $92.26 per share and at December 31, 2000 there were notes convertible into 3,739,000 shares of common stock at a conversion price of $92.26.

Segment Information

        The Company has two operating segments: (i) Pharmaceuticals and (ii) Discovery Tools and Services. The Company's Pharmaceuticals business seeks to discover, develop and commercialize major pharmaceutical products independently and with partners. The Company's Discovery Tools and Services business specializes in assay development, screening services, instrumentation and the manufacture and sale of proteins and reagents. Please refer to Note R: "Subsequent Event" for further information.

New Accounting Pronouncements

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

        In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially as its fair value in the period in which the liability is incurred, except for a liability for one-time termination benefits that are incurred over a period of time. The standard will be effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its financial position and results of operations.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

("FIN 45"). FIN 45 elaborates on the disclosures the Company must make about obligations under certain guarantees that the company has issued. It also requires the Company to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The initial recognition and initial measurement provisions are to be applied only to guarantees issued or modified after December 31, 2002. The Company has adopted the disclosure provision as required by FIN 45. The Company is still evaluating the potential impact of FIN 45 on its financial position and results of operations.

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Although the Company does not expect EITF 00-21 to have a material impact, the Company is still evaluating the potential impact of EITF 00-21 on its financial position and results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material effect on its consolidated financial statements.

C. Change in Accounting Principle—Revenue Recognition

        In the third quarter of 2001, in connection with an overall review of accounting policies concurrent with the merger with Aurora, Vertex elected to change its revenue recognition policy for collaborative and other research and development revenues from the EITF 91-6 Method to the Substantive Milestone Method adopted retroactively to January 1, 2001. Vertex believes this method is preferable because it is more reflective of the Company's on-going business operations and is more consistent with industry practices following the prior year implementation of SAB 101 throughout the biotechnology industry in 2000. Under the Substantive Milestone Method, the Company recognizes revenue from non-refundable up-front license fees and milestones, not specifically tied to a separate earnings process, ratably over the contracted or estimated period of performance. Research funding is recognized as earned, ratably over the period of effort. Milestones, based on designated achievement points that are considered at risk and substantive at inception of the contract, are recognized as earned, and a separate earnings process is complete, when the corresponding payment is reasonably assured. The Company evaluates whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that needs to be overcome and the level of investment required.

        Pursuant to the 2001 change in accounting principle to the Substantive Milestone Method, Vertex recorded a one-time non-cash charge of $25,901,000, representing a cumulative effect of a change in accounting principle for periods prior to 2001. The impact of the adoption of this new accounting policy for revenue recognition for collaborative and other research and development revenues was to defer revenue recognition for certain portions of revenue previously recognized under our collaborative agreements into future accounting periods. Since Vertex's adoption of the Substantive Milestone Method in the third quarter of 2001 was retroactive to January 1, 2001, the results of the first two quarters of 2001 have been restated in accordance with the new revenue recognition policy. The pro forma amounts for net loss and net loss per basic and diluted common share, presented in the consolidated statements of operations were calculated assuming the accounting change was made retroactively to all periods prior to 2001. Included in collaborative and other research and development revenue is $6,979,000 and $7,748,000 of revenue recognized in 2002 and 2001, respectively, that was included in the one-time non-cash charge of $25,901,000. The amount of revenue to be recognized in future years that was included in the one-time non-cash charge of $25,901,000 is $2,809,000, $2,580,000 and $5,785,000 in 2003, 2004 and thereafter, respectively.

        In connection with the adoption of SAB 101 in the fourth quarter of 2000, Vertex had changed its revenue recognition policy for collaborative research and development agreements to the EITF 91-6 Method, retroactive to January 1, 2000. Since the Company's adoption of the EITF 91-6 Method in the fourth quarter of 2000 was retroactive to January 1, 2000, the results of the first three quarters of 2000 have been restated in accordance with the new revenue recognition policy. Pursuant to the adoption of SAB 101 in 2000, the Company recorded a one-time non-cash charge of $3,161,000, representing a cumulative effect of a change in accounting principle for periods prior to 2000.

D. Business Combinations

        On July 18, 2001, the Company completed a merger with Aurora in a tax-free, stock for stock transaction, which has been accounted for as a pooling of interests. Shares of Aurora common stock converted into shares of newly issued Vertex common stock at a fixed ratio of 0.62 shares of Vertex common stock for each share of Aurora common stock. A total of approximately 14.1 million shares of Vertex common stock were exchanged for all of Aurora's outstanding common stock, and Aurora's outstanding stock options were converted into approximately 2.6 million options to purchase Vertex common stock, based upon the same fixed ratio.

        On March 1, 2001, Aurora completed a merger with PanVera. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. A total of approximately 1.6 million shares of Aurora common stock, which converted into approximately 1.0 million shares of Vertex common stock, was exchanged for all of PanVera's outstanding stock. PanVera's outstanding stock options were converted into options to purchase approximately 260,000 shares of Aurora common stock, which converted into options to purchase approximately 161,000 shares of Vertex common stock.

        The Company's consolidated financial statements have been restated for all periods prior to the business combinations to include the combined financial results of Vertex, Aurora and PanVera.

Revenue and net income (loss) for the individual companies reported prior to the mergers were as follows (in thousands):

	Six Months Ended June 30, 2001	Year Ended December 31, 2000
Revenue:
Vertex	$35,715 *	$78,127
Aurora	30,788	63,790
PanVera	9,129	11,365
Inter Company	(35)	—

Total	$75,597	$153,282

Net Income (Loss):
Vertex	$(51,663)*	$(39,658)
Aurora	(826)	4,353
PanVera	996	565

Total	$(51,493)	$(34,740)

*
Revenue and net loss for the six months ended June 30, 2001 for Vertex has been restated to reflect the adoption of the Substantive Milestone Method of revenue recognition, retroactive to January 1, 2001 (Note C).

        The conforming of accounting policies of Vertex, Aurora and PanVera did not result in adjustments to net income or stockholders' equity. There were no significant intercompany transactions between or among the three entities for the year ended December 31, 2000.

E. Marketable Securities

        A summary of cash equivalents and available-for-sale securities is shown below (in thousands):

December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Cash and money market funds	$102,598			$102,598
Municipal bonds	5,500			5,500

Total cash and cash equivalents	$108,098			$108,098

Marketable securities
Total equity securities	$265	$75		$340

US government securities
Due within 1 year	44,770			45,056
Due within 1 to 5 years	75,969			77,720

Total US government securities	120,739	2,037		122,776

Corporate debt securities
Due within 1 year	257,347			259,619
Due within 1 to 5 years	141,548			144,151

Total corporate debt securities	398,895	4,881	6	403,770

Total marketable securities	$519,899	$6,993	$6	$526,886

Total cash, cash equivalents and marketable securities	$627,997	$6,993	$6	$634,984

December 31, 2001	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents
Cash and money market funds	$183,810			$183,810
Corporate debt securities	5,395			5,395

Total cash and cash equivalents	$189,205			$189,205

Marketable securities
Total equity securities	$931	$52	$68	$915

US government securities
Due within 1 year	26,016			26,199
Due within 1 to 5 years	94,342			95,726

Total US government securities	120,358	1,574	7	121,925

Corporate debt securities
Due within 1 year	196,600			199,828
Due within 1 to 5 years	224,199			231,329

Total corporate debt securities	420,799	10,422	64	431,157

Total marketable securities	$542,088	$12,048	$139	$553,997

Total cash, cash equivalents and marketable securities	$731,293	$12,048	$139	$743,202

        Gross realized gains and losses for 2002 were $2,281,000 and $233,000, respectively. Gross realized gains and losses for 2001 were $3,134,000 and $53,000, respectively. Gross realized gains and losses for 2000 were $69,000 and $339,000, respectively. Maturities stated are effective maturities.

F. Restricted Cash

        At December 31, 2002 and 2001, the Company held $26,091,000 and $26,190,000 in restricted cash, respectively. At December 31, 2002 the balance of $26,091,000 was held in deposit with certain banks predominantly to collateralize conditional, standby letters of credit in the names of the Company's landlords in accordance with certain operating lease agreements. At December 31, 2001 the balance was comprised of $26,087,000 held in deposit with certain banks predominantly to collateralize conditional, standby letters of credit in the names of the Company's landlords in accordance with certain operating lease agreements, and $103,000 in connection with a Variable Rate Demand Industrial Revenue Bond held by the Company.

G. Property and Equipment

        Property and equipment consist of the following at December 31 (in thousands):

	2002	2001
Furniture and equipment	$70,994	$47,910
Leasehold improvements	56,177	48,132
Equipment under capital leases	21,336	26,288
Computers	14,271	11,351
Software	11,564	8,057
Building	6,133	5,960
Construction in process	1,519	1,578

Total property and equipment, gross	181,994	149,276
Less accumulated depreciation and amortization	86,003	68,899

Total property and equipment, net	$95,991	$80,377

        Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $24,003,000 $16,385,000 and $11,798,000, respectively. The accumulated depreciation and amortization of equipment under capital leases was $20,381,000 and $25,025,000 at December 31, 2002 and 2001, respectively. Assets under capital leases collateralize the related lease obligations.

        In December 2002, the Company wrote off certain assets that were fully utilized and depreciated. There was no effect on the Company's net property and equipment.

H. Investments

        In February 1999, Vertex restructured its investment in Altus, which was a majority owned subsidiary, so that Altus operates independently from Vertex. As part of the transaction, Vertex provided Altus $3,000,000 of cash and surrendered its shares in Altus preferred stock in exchange for two new classes of preferred stock and warrants. Vertex had a 23.5% equity investment in Altus with a balance sheet value of approximately $1,726,000 at December 31, 2000. For the year ending December 31, 2000 Vertex recorded $550,000 as its share of Altus' losses under the equity method of accounting. Vertex does not have any revenue related or other significant operational contracts with Altus.

        In September and November of 2001, Altus underwent financial restructurings, which reduced Vertex's relative ownership in Altus to approximately 14% and 11% on the respective dates. Accordingly, effective September 28, 2001, Vertex began accounting for its investment in Altus using the cost method. For the period from January 1, 2001 through September 28, 2001, Vertex recorded $662,000 as its share of Altus' losses under the equity method of accounting. For all periods the loss is included in other expense on the statement of operations.

        In the third quarter of 2001, Vertex adopted Derivative Implementation Group Issue No. A17, "Contracts that Provide for Net Share Settlement" ("DIG A17"). Subsequent to the issuance of SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," the FASB established the Derivatives Implementation Group to address and interpret practice issues relating to that standard. On April 10, 2001, the FASB published DIG A17 relating to contracts that provide for net share settlement, including warrants of a privately held company. Pursuant to the adoption of DIG A17 on July 1, 2001, Vertex recorded a $17,749,000 cumulative effect of a change in accounting principle to reflect the value of warrants held in Altus as income with a corresponding increase to Investments. The valuation of the warrants was determined based on an independent appraisal that used the Black-Scholes option pricing model to value the warrants. Significant assumptions used in the Black-Scholes model included the fair value of Altus' common stock which was based on a valuation of Altus using projected discounted cash flows and comparable market values using multiples of revenue, volatility of 70%, risk free interest rates between 4.9% to 5.6% and warrant terms per the agreements ranging from 3.5 to 11.6 years. As of September 30, 2001, the warrants no longer qualified as derivatives under DIG A17 due to changes in the terms of the warrants coincident with the financial restructuring of Altus. The Company's cost basis carrying value in its outstanding equity and warrants of Altus was $18,813,000 at December 31, 2002 and 2001, respectively. The Company also held investments at cost in other privately held companies at December 31, 2002 and 2001.

        In accordance with the Company's policy, as outlined in Note B, the Company has assessed its investment in Altus and certain other privately held companies and determined that there have not been any adjustments to the respective fair values that would indicate a decline in the fair value of the investments below cost and would require the Company to write-down the cost basis of some or any of these investments at December 31, 2002.

I. Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities consist of the following at December 31 (in thousands):

	2002	2001
Research and development contract costs	$11,435	$10,716
Payroll and benefits	11,100	12,888
Professional fees	3,324	2,508
Other	3,447	5,269

	$29,306	$31,381

        Warranty Reserves: Vertex provides for the estimated cost of warranty obligations in connection with instrumentation system sales as revenue is recognized. Reserve estimates are adjusted periodically to reflect actual experience. Below is a summary of changes in accrued warranty expense for instrumentation sales for the year ended December 31, 2002 (in thousands):

Balance at December 31, 2001	$1,715
Provision for warranty expense	200
Provision for change in estimate of prior warranty expense	(115)
Settlement of warranty liability	(1,522)

Balance at December 31, 2002	$278

J. Capital Leases and Other Obligations

        At December 31, 2002, long-term capital lease, loan and other obligations were due as follows (in thousands):

Year ended December 31,	Capital Leases	Other Obligations	Total
2003	$1,028	$1,217	$2,245
2004	101	240	341
2005	—	245	245
2006	—	255	255
2007	—	260	260
Thereafter	—	4,845	4,845

Total minimum lease and loan payments	1,129	7,062	8,191
Less amount representing interest payments	52	—	52

Present value of minimum lease and loan payments	1,077	7,062	8,139
Less current portion	978	1,217	2,195

	$99	$5,845	$5,944

Capital Lease Obligations

        The Company leases certain equipment and improvements under capital leases, which expire at various dates through June 2004. Excluded from the table above is a debt obligation to Novartis for $5,000,000. The loan is to support certain clinical studies for a particular drug candidate and is interest free. Novartis will forgive the full amount of the loan if they accept the drug candidate for further development under the collaborative agreement. There is $195 million remaining under the loan facility for the development of future drug candidates. Refer to Note O for further information.

Other Obligations:

  Loan Agreements

        During 1998, the Company financed assets under a master loan agreement with a cost of $1,574,000, $1,506,000 and $1,005,000, with interest rates of 7.89%, 8.06% and 8.08%, respectively. During 1997, the Company financed assets under a master loan agreement with a cost of $676,000 and $1,137,000, with interest rates of 8.59% and 8.38%, respectively. The Company has certain equipment with a net book value of $408,000 designated as collateral under these agreements at December 31, 2002. These agreements have a term of five years, and require that the Company maintain a certain level of cash and investments. The carrying value of these loan obligations at December 31, 2002 and 2001 approximates fair value.

Promissory Note

        In July 1997 the Company re-purchased shares of its common stock from a common stockholder by making a cash payment and issuing a promissory note. Interest is imputed at 4.91%. At December 31, 2001 the balance of the note was $274,000. In 2002, payments of principal and interest were made in quarterly installments through July 1, 2002 and the balance outstanding on the note is zero.

Variable Rate Demand Bonds

        In October 1998, the City of Madison, Wisconsin issued $6,300,000 of Variable Rate Demand Industrial Revenue Bonds, Series 1998 and then loaned the proceeds to the Company. The Company utilized the proceeds to finance the construction of a new laboratory, production and office facility in Madison, Wisconsin, which the Company began occupying in June 2001. Terms of the loan agreement are subject to the terms of the bonds. The loan bears interest payable monthly at a rate that is the lesser of a variable rate based upon the prevailing market conditions required to resell the bonds at par value, or 12%. Variable rate adjustments are made at specified periodic determination dates. The interest rate on the bonds may be converted to a fixed rate at the option of the Company. At December 31, 2002, the variable rate of interest was 1.8%. Interest incurred in 2002, 2001 and 2000 was $106,000, $285,000 and $386,000, respectively. Principal payments are due in annual installments beginning in October 2002 through October 2018. In October 2002 a payment of $225,000 was made; the remaining balance at December 31, 2002 was $6,075,000.

        As a condition of the sale of the aforementioned Variable Rate Demand Industrial Revenue Bonds, the Company entered into an irrevocable letter of credit with a bank. As security for the bonds, a replacement letter of credit was obtained in June 2000 for an initial five year term with annual extensions thereafter through October 15, 2001. The letter of credit is secured by a General Business Security Agreement, subject to certain financial covenants.

        Effective upon the sale of certain assets of PanVera LLC on March 28, 2003, the Revenue Bonds and the Company's obligations thereunder were assigned to the buyer.

Line of Credit Agreements

        At December 31, 2002, the Company had available on demand a $1 million line of credit with a bank. The interest rate on outstanding borrowings is 1.8% over the thirty day LIBOR rate. Borrowings are limited to specified percentages of eligible accounts receivable and inventory. There were no borrowings outstanding on this line of credit during 2002.

        At December 31, 2002, the Company also had available a $1 million transaction note subject to the same terms and conditions as the line of credit. There were no borrowings outstanding on this note during 2002.

        Both the line of credit and transaction note are cross-collateralized with a letter of credit. Effective upon the sale of certain assets of PanVera LLC on March 28, 2003, the line of credit, transaction note and letter of credit were terminated.

        In December 1999, the Company obtained a line of credit allowing for borrowings in aggregate of up to $20,000,000 for equipment and leasehold improvement expenditures. No amounts were drawn down against the line of credit and it expired unused in 2001.

K. Commitments

        The Company leases its facilities and certain equipment under non-cancelable operating leases. The Company's leases have terms through the year 2017. In January 2001 the Company entered into an agreement to lease approximately 290,000 square feet of laboratory and office space presently under construction in Cambridge, Massachusetts. The term of this lease began January 1, 2003 and lease payments commence in May 2003. The Company has an obligation, staged over a number of years, to build out the space into finished laboratory and office space. The lease will expire in 2017 with options to extend the lease for two consecutive terms of ten years each, ultimately expiring in 2037. The Company is actively exploring alternatives to minimize its financial obligation under this lease. These alternatives include sharing, subleasing or even exiting the lease space. The Company expects to finalize plans for this lease in the second quarter of 2003. Actions taken to minimize our financial obligation under the lease may result in a charge to our statement of operations which is not determinable at this time. The Company's future minimum commitments under this lease are included in the table below.

        At December 31, 2002, future minimum commitments under facility operating leases with non-cancelable terms of more than one year are as follows (in thousands):

Year	Operating Leases
2003	$31,572
2004	35,056
2005	34,497
2006	31,121
2007	30,852
Thereafter	244,262

Total minimum lease payments	$407,360

        Rental expense, primarily related to facilities, was $15,847,000, $15,447,000 and $8,892,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company has future contractual commitments in connection with its research and development programs. For the years 2003, 2004 and 2005 the amounts committed under these contracts are $3,966,000, $2,209,000 and $865,000, respectively.

L. Convertible Subordinated Notes

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

        On September 19, 2000, the Company issued $345,000,000 of 5% Convertible Subordinated Notes due September 2007 ("September Notes"). The September Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 per share, subject to adjustment under certain circumstances. The September Notes bear an interest rate of 5% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the notes on March 19 and September 19 of each year. The September Notes are redeemable by the Company at any time on or after September 19, 2003 at specific redemption prices if the closing price of the Company's common stock exceeds 120% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. Before September 19, 2003, the Company may redeem the notes at a redemption price equal to the principal amount of notes, plus accrued and unpaid interest, if any, and a specified additional payment amount, if the closing price of the Company's common stock exceeds 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The deferred costs associated with the sale of the convertible notes, which are classified as long-term other assets, were $9,297,000 of which $1,401,000, $1,498,000 and $420,000 was amortized to interest expense in 2002, 2001 and 2000, respectively.

        In October 2001, the Company re-purchased $30,000,000 in principal amount of the September Notes for cash consideration of $18,900,000. As a result of this transaction the Company recorded a gain on the early extinguishment of debt of $10,340,000, net of $760,000 of deferred debt costs in the fourth quarter of 2001. At December 31, 2002, the September Notes had an outstanding balance of $315,000,000 and a fair value of $236,840,000 as obtained from a quoted market source.

M. Income Taxes

        For the year ended December 31, 2002, the Company provided approximately $276,000 for income taxes which was recorded in Other expense net on the Consolidated Statement of Operations. The provision principally relates to certain foreign obligations. The Company's federal statutory income tax rate for 2002, 2001 and 2000 was 34%. The Company has incurred losses from operations but has not recorded an income tax benefit for 2002, 2001 and 2000 as the Company has recorded a valuation allowance against its net operating losses and other net deferred tax assets due to uncertainties related to the realizability of these tax assets.

        Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of deferred taxes at December 31 were as follows (in thousands):

	2002	2001
Deferred Tax Assets:
Net operating loss	$207,691	$151,168
Tax credits carryforward	23,471	26,512
Property, plant and equipment	6,400	3,984
Deferred revenue	1,690	7,442
Capitalized research and development	43,193	44,297
Other	2,688	1,918

Gross deferred tax asset	285,133	235,321

Valuation allowance	(274,075)	(224,263)

Deferred Tax Liabilities:
Gain on Investment	(11,058)	(11,058)

Net deferred tax asset	$—	$—

        Of the $274,075,000 valuation allowance at December 31, 2002, $101,254,000 relates to deductions for nonqualified stock options, which will be credited to additional paid-in capital, if realized.

        For federal income tax purposes, as of December 31, 2002, the Company has net operating loss carryforwards of approximately $533,697,000 and $14,495,000 of tax credits, which may be used to offset future income. These operating loss carryforwards expire beginning in 2005, and the tax credit carryforwards begin to expire in 2004. A valuation allowance has been established for the full amount of the 2002 deferred tax asset since it is more likely than not that the deferred tax asset will not be realized.

N. Common and Preferred Stock

Common Stock

        In August 2000, the Company effected a two-for-one stock split of all common stock in the form of a stock dividend. All common stock share and per share amounts in these consolidated financial statements have been restated to reflect this stock split.

Stock Option Plans

        The Company has a 1991 Stock Option Plan (the "1991 Plan"), a 1994 Stock and Option Plan (the "1994 Plan") and a 1996 Stock and Option Plan (the "1996 Plan"). Stock options may be granted under the Plans either as options intended to qualify as "incentive stock options" ("ISOs") under the Internal Revenue Code or as non-qualified stock options ("NQSOs"). Under the 1991 Plan, stock options may be granted to employees (including officers and directors who are employees) and to consultants of the Company (NQSOs only). Under the 1994 Plan and the 1996 Plan, stock rights, which may be (i) ISOs when Internal Revenue Code requirements are met, (ii) NQSOs, or (iii) shares of common stock or the opportunity to make a direct purchase of shares of common stock ("Stock Awards"), may be granted to employees (including officers and directors who are employees), consultants, advisors and non-employee directors (NQSOs and stock awards only). Under the 1991 and 1994 Plans ISOs may be granted at a price not less than the fair market value of the common stock on the date of the grant, and NQSOs may be granted at an exercise price established by the Compensation Committee of the Board of Directors, which may be less than, equal to or greater than the fair value of the common stock on the date of the grant. Stock options granted under the 1996 Plan may not be granted at a price less than the fair market value of the common stock on the date of grant. Vesting is ratable periods for all plans are generally four or five years, and are determined by the Compensation Committee. ISOs granted under the Plans must expire not more than ten years from the date of grant.

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

        The Company has reserved 8,000,000 shares under the 1991 Plan and 1994 Plan. The 1996 Plan reserved an additional 22,000,000 shares, of which 5,500,000 were reserved during 2001 and 6,000,000 were reserved in 2002. At December 31, 2002, the Company had a total of 7,567,000 shares of common stock available for future grant under its 1991, 1994 and 1996 stock option plans. No shares remain available for grant under the Aurora Stock Plan, the PanVera Plan or Non-Plan Stock Option Agreements.

        Consolidated stock option activity for the years ended December 31, 2002, 2001 and 2000 is as follows (shares in thousands):

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	16,810	$27.37	14,615	$25.97	15,806	$11.49
Granted	2,952	17.49	4,451	28.98	3,703	67.79
Exercised	(944)	10.43	(1,401)	11.65	(4,446)	10.25
Canceled	(1,753)	36.44	(855)	38.58	(448)	16.51

Outstanding at end of year	17,065	$25.73	16,810	$27.37	14,615	$25.97

Options exercisable at year-end	9,566	$22.85	7,476	$19.04	5,874	$11.56
Weighted average fair value of options granted during the year		$11.60		$14.97		$37.04

        The fair value of each option granted under the 1991, 1994 and 1996 plans during 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected life (years)	5.50	5.50	5.50
Expected volatility	75.00%	58.00%	58.00%
Risk free interest rate	4.18%	4.86%	5.63%
Dividend yield	—	—	—

        The fair value of each option granted under the Aurora Stock Plan, PanVera Plan and Non-plan Stock Option Agreements during 2001 and 2000 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000
Expected life (years)	5.50	5.00
Expected volatility	93.00%	100.00%
Risk free interest rate	4.35%	4.69%
Dividend yield	—	—

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.15-$9.50	1,907	2.29	$7.90	1,882	$7.89
9.68-13.11	2,690	6.46	$12.00	1,874	$11.72
13.17-13.67	1,806	5.37	$13.64	1,625	$13.64
13.69-15.56	1,137	4.36	$15.29	1,094	$15.32
15.57-15.87	1,961	9.51	$15.87	115	$15.84
15.88-24.65	1,405	7.91	$19.28	612	$18.99
24.66-24.68	2,212	8.94	$24.66	452	$24.66
24.69-65.93	1,815	8.13	$41.50	956	$45.10
66.74-70.75	1,730	7.92	$70.70	704	$70.70
71.62-197.59	402	7.56	$97.69	252	$100.21

$0.15-$197.59	17,065	6.88	$25.73	9,566	$22.85

Stock Based Compensation

        The Company records and amortizes over the related vesting periods deferred compensation representing the difference between the exercise price of stock options granted or the price per share of restricted stock issued and the fair value of the Company's common stock at the date of grant or issuance. Amortization of deferred compensation expense of $20,000 $154,000 and $637,000 was recognized during 2002, 2001 and 2000, respectively.

        Compensation cost, calculated using a Black-Scholes option pricing model, recognized in connection with the issuance of stock options to nonemployees was $292,000, $320,000 and $372,000 in 2002, 2001 and 2000, respectively.

Employee Stock Purchase Plans

        On July 1, 1992, Vertex adopted the Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan (the "Vertex Purchase Plan"). On May 17, 2002 at the Company's annual meeting the shareholders approved certain amendments to the Vertex Purchase Plan. One of the amendments reserved an additional 600,000 shares for issuance under the Vertex Purchase Plan. The Vertex Purchase Plan permits eligible employees to enroll in a twelve month offering period comprising two six month purchase periods to purchase shares of the Company's common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first day of the applicable twelve month offering period or the last day of the applicable six month purchase period, whichever is lower. In September, 2002, the Vertex Purchase Plan further was amended by the Company's Board of Directors to make certain changes to the administration of the Purchase Plan.

        In connection with the acquisition of Aurora in July 2001, the Company assumed the obligations under the Aurora Employee Stock Purchase Plan (the "Aurora Purchase Plan"). The Aurora Purchase Plan provided for all eligible employees to purchase the Company's common stock, through payroll withholdings, at a price of 85% of the lesser of fair market value on the start date of each overlapping two-year offering period or on the date on which each semi-annual purchase period ends. The Aurora Purchase Plan was terminated in the second quarter of 2002 following a semi-annual purchase.

        During 2002, 2001, and 2000 the following shares were issued to employees under the Vertex Purchase Plan (shares in thousands):

	2002	2001	2000
Number of shares	220	155	289
Average price paid	$15.85	$20.54	$9.50

        Had the Company adopted SFAS 123, the weighted average fair value of each purchase right granted during 2002, 2001 and 2000 would have been $6.04, $7.45 and $5.93, respectively. The fair value was estimated at the beginning of the withholding period using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected life (years)	.50	.50	.50
Expected volatility	75.00%	58.00%	58.00%
Risk free interest rate	1.53%	2.97%	5.98%
Dividend yield	—	—	—

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

Common Stock Reserved for Future Issuance

        At December 31, 2002, the Company has reserved shares of common stock for future issuance as follows (shares in thousands):

Common stock under stock option plans	24,632
Common stock under the Vertex Purchase Plan	628
Common stock under the Vertex 401(k) Plan	75

Total	25,335

O. Significant Revenue Arrangements

        The Company has formed strategic collaborations with major pharmaceutical companies in the areas of drug discovery and development, assay development, screening services and instrumentation products. Research and development agreements provide the Company's Pharmaceuticals business with financial support and other valuable resources for research programs and development of clinical drug candidates, product development and marketing and sales of products. Assay development, screening services and instrumentation contracts provide contracted revenue to the Discovery Tools and Services business.

Collaborative Research and Development Agreements

        In the Company's collaborative research and development programs the Company seeks to discover, develop and commercialize major pharmaceutical products in conjunction with and supported by our collaborators. Collaborative research and development arrangements provide research funding over an initial contract period with renewal and termination options that vary by agreement. The agreements also include milestone payments based on the achievement or the occurrence of a designated event. The agreements may also contain development reimbursement provisions, royalty rights or profit sharing rights and manufacturing options. The terms of each agreement vary. The Company has entered into significant research and development collaborations with large pharmaceutical companies.

Novartis

        In May 2000, the Company and Novartis Pharma AG ("Novartis") entered into an agreement to collaborate on the discovery, development and commercialization of small molecule drugs directed at targets in the kinase protein family. Under the agreement, Novartis agreed to pay the Company approximately $600,000,000 in pre-commercial payments, comprised of an up-front payment of $15,000,000 made upon signing of the agreement, up to $200,000,000 in product research funding over six years and up to approximately $400,000,000 in further license fees, milestone payments and cost reimbursements. These further amounts are based on the development of eight drug candidates. The Company is responsible for drug discovery and clinical proof-of-concept testing of all drug candidates. Under the agreement, Novartis has also created a $200,000,000 loan facility to support certain clinical studies, which the Company may draw down in amounts up to $25,000,000 for each drug candidate. The loans are interest free and Novartis will forgive the full amount of any advances with respect to a particular drug candidate if Novartis accepts the drug candidate for development under the agreement. In the fourth quarter of 2002 the Company drew down $5,000,000 under this loan facility. Novartis has exclusive worldwide development, manufacturing and marketing rights to clinically and commercially relevant drug candidates that it accepts from the Company for development. Vertex will receive royalties on any products that are marketed as part of the collaboration. Subject to certain conditions, the Company will have co-promotion rights in the United States and Europe. Upon one year's written notice, Novartis may terminate this agreement without cause effective no earlier than May 2004. In 2002, 2001 and 2000 the Company recognized approximately $41,894,000, $36,723,000 and $27,910,000, respectively, in revenue under this agreement.

GlaxoSmithKline

        In December 1993, The Company and GlaxoSmithKline ("GSK") entered into a collaborative agreement to research, develop and commercialize HIV protease inhibitors, including Agenerase (amprenavir), 908 (an amprenavir prodrug) and VX-385, a chemically distinct protease inhibitor. Under the collaborative agreement, GSK agreed to pay the Company up to $42,000,000 comprised of an up-front $15,000,000 license payment made in 1993, $14,000,000 of product research funding over five years and $13,000,000 of development and commercialization milestone payments for an initial drug candidate. Research funding under this agreement ended on December 31, 1998 and Vertex has received the entire $42 million referenced above. GSK is also obligated to pay additional development and commercialization milestone payments for subsequent drug candidates, including 908 and VX-385. In the fourth quarter of 2002 GSK paid the Company a milestone payment of $1,500,000 for the submission of a new drug application for market approval of 908 in the United States and European Union. GSK is required to bear the costs of development in its territory of drug candidates under the collaboration. GSK has exclusive rights to develop and commercialize Vertex HIV protease inhibitors in all parts of the world except the Far East and will pay Vertex a royalty on sales. In 1999, the Company began earning a royalty from GSK from sales of Agenerase. The Company has retained certain bulk drug manufacturing rights and certain co-promotion rights in territories licensed to GSK. GSK has the right to terminate its arrangement with the Company without cause upon twelve months' notice. Termination of the agreement by GSK will relieve it of its obligation to make further commercialization and development milestone and royalty payments and will end any license granted to GSK by Vertex under the agreement. Revenues and royalties earned from GSK were $12,039,000, $11,211,000, and $15,646,000 in 2002, 2001 and 2000, respectively.

        In June 1996, the Company and GSK obtained a worldwide, non-exclusive license under certain G.D. Searle & Co. ("Searle") patent applications in the area of HIV protease inhibition. The Company pays Searle a royalty based on sales of Agenerase.

Aventis S.A.

        In September 1999, the Company and Aventis S.A. ("Aventis"), formerly Hoechst Marion Roussel Deutschland GmbH ("HMR"), entered into an expanded agreement covering the development of pralnacasan, an orally active inhibitor of interleukin-1 beta converting enzyme ("ICE"). Under the agreement, Aventis agreed to pay the Company a $20,000,000 up-front payment for prior research costs, and up to $62,000,000 in milestone payments for successful development by Aventis of pralnacasan in rheumatoid arthritis, the first targeted indication. Milestone payments are also due for each additional indication. The research collaboration under this agreement ended in 1997. Aventis has an exclusive worldwide license to develop, manufacture and market pralnacasan. Aventis will fund the development of pralnacasan. Vertex may co-promote pralnacasan in the U.S. and Europe. Vertex will receive reimbursement of certain co-promotion expenses and royalties on global sales, if any. Aventis may terminate this agreement without cause upon six months' written notice. Termination by Aventis will end any license granted to Aventis by Vertex under the agreement. Collaborative and other research and development revenues earned under the agreement was $10,000,000 in 2000. The Company did not earn any revenue in connection with the Aventis collaboration in 2002 or 2001.

Kissei Pharmaceutical Co. Ltd.

        P38 MAP Kinase.    The Company and Kissei Pharmaceutical Co., Ltd. ("Kissei") entered into an agreement in September 1997 to collaborate on the identification of inhibitors of p38 MAP kinase and the development of those compounds as novel, orally active drugs for the treatment of inflammatory and neurological diseases. Under the terms of the agreement, Kissei agreed to pay the Company up to $22,000,000 comprised of an up-front $4,000,000 license payment, $11,000,000 of product research funding over three years and $7,000,000 of development and commercialization milestone payments. Research funding ended under this program on June 30, 2000 and the Company has received the full amount of research funding specified under the agreement. Under this agreement, Kissei has exclusive rights to develop and commercialize VX-702 in Japan and various Southeast Asian countries, and semi-exclusive rights in China, Taiwan and South Korea. The Company retains exclusive marketing rights in the United States, Canada, Europe and the rest of the world. In addition, the Company will have the right to supply bulk drug material to Kissei for sale in its territory and will receive royalties and drug supply payments on future product sales, if any. Kissei agreed to pay certain development costs. Kissei has the right to terminate the agreement without cause upon six months' notice. In 2002, 2001 and 2000, approximately $4,565,000, $6,248,000, and $5,615,000, respectively, was recognized as revenue under the p38 MAP kinase research and development program.

        HIV Protease Inhibitors.    The Company and Kissei are collaborating in the development and commercialization of amprenavir. Under the collaborative agreement, Kissei agreed to pay the Company up to $20,000,000, comprised of $9,800,000 of product research funding through 1995, $7,000,000 of development milestone and territory option payments and a $3,200,000 equity investment upon signing the agreement. The Company has received the full amount of research funding specified under the agreement. Under the collaboration, Kissei has exclusive rights to develop and commercialize amprenavir in Japan and pays Vertex a royalty on sales. Vertex is responsible for the manufacture of bulk drug substance for Kissei. Revenue earned under the Kissei agreement in 2002, 2001 and 2000 were $9,000, $1,157,000, and $7,000, respectively.

Eli Lilly & Company

        The Company and Eli Lilly and Company ("Lilly") entered into a collaborative agreement to design inhibitors of the hepatitis C protease enzyme for development as novel drugs to treat hepatitis C infection. Under the terms of the agreement, Lilly agreed to pay the Company up to $51,000,000 comprised of an up-front $3,000,000 payment paid in June 1997, $33,000,000 of product research funding over six years and $15,000,000 of development and commercialization milestone payments.

        In December 2001 the Company and Lilly selected VX-950, a novel, oral hepatitis C viral protease inhibitor, for development and Lilly paid the Company a $5,000,000 selection milestone. In December 2002 Vertex and Lilly restructured the agreement. Pursuant to the restructured agreement, the research and development agreement between the Company and Lilly concluded in the fourth quarter of 2002, rather than in June 2003, as provided in the original agreement. The Company recognized the remaining revenue for the selection milestone for VX-950 and for the upfront research payment of $1,637,324 and $19,025, respectively. Vertex will lead development and commercialization of VX-950 and has obtained the worldwide rights to other compounds identified during the collaboration. Lilly will retain a financial interest in VX-950 and other HCV protease compounds through royalties on future net product sales. Revenue recognized in connection with the HCV Protease program under the Lilly contract was $12,054,000, $6,686,000, and $5,948,000 in 2002, 2001, and 2000, respectively.

Taisho Pharmaceutical Co., LTD and Serono S.A.

        In November 1999, the Company and Taisho Pharmaceutical Co., LTD ("Taisho") entered into an agreement to collaborate on the discovery, development and commercialization of caspase inhibitors for the treatment of cerebrovascular, cardiovascular and neurodegenerative diseases. Under the agreement, Taisho had an option to obtain marketing rights in Japan and certain Far East markets for any compounds arising from the collaboration. Taisho agreed to pay the Company up to $43,000,000 in pre-commercial payments, comprised of research funding and milestone payments, including a $4,500,000 up-front payment for prior research costs. These amounts are based on the development of two compounds. In the third quarter of 2002, research funding under the Company's collaboration with Taisho concluded. The Company received and recognized as revenue the full amount of research funding specified under the agreement. Taisho has not elected to bring any compounds into development in its territory and its development option under the agreement has expired.

        In December 2000, the Company and Serono S.A. ("Serono") entered into an agreement to collaborate on the discovery, development, and commercialization of caspase inhibitors. Under the agreement, the Company could receive up to $95,000,000 in pre-commercial payments, comprised of $5,000,000 in up-front payments for prior research, up to $20,000,000 in product research funding over five years and up to $70,000,000 in further license fees and milestone payments. These amounts are based on the development of more than one drug candidate. The two companies will share development costs. Vertex has the option to establish a joint venture with Serono for the commercialization of products in North America, where the two companies will share marketing rights and profits from the sale of drug products, if any. Serono will have exclusive rights to market caspase inhibitors in other territories, excluding Japan and certain other countries in the Far East, and will pay Vertex for the supply of drug substance. Serono has the right to terminate the agreement without cause upon 90 days written notice, effective at July 1, 2004.

        In 2002, 2001 and 2000, the Company recognized approximately $9,468,000, $10,385,000 and $6,974,000 as revenue, respectively, from Taisho and Serono under the caspase program.

Schering AG

        In August 1998 the Company and Schering AG, Germany ("Schering") entered into an agreement to collaborate on the research, development and commercialization of novel, orally active neurophilin ligand compounds to promote nerve regeneration for the treatment of a number of neurological diseases. Under the terms of the agreement, Schering agreed to pay the Company up to $88,000,000 comprised of $6,000,000 up-front payment made upon signing in September 1998, $22,000,000 of product research funding over five years and up to $60,000,000 of development and commercialization milestone payments. Research funding under the agreement concluded in the fourth quarter of 2002 and the Company has received the full amount of funding specified under the agreement. Under terms of the agreement, Schering has an option, exercisable until February 24, 2004, to designate a compound or compounds for development, after which Vertex and Schering will have an equal role in management of product development. In North America, Vertex will have manufacturing rights, and Vertex and Schering will share equally in the marketing expenses and profits from commercialized compounds. In addition to having manufacturing rights in North America, the Company retains the option to manufacture bulk drug substance for sales and marketing in territories outside Europe, the

Middle East and Africa. Schering will have the right to manufacture and market any commercialized compounds in Europe, the Middle East and Africa, and will pay Vertex a royalty on product sales, if any. Schering has the right to terminate the agreement without cause upon six months' written notice. The Company recognized $5,000,000, $5,000,000 and $6,027,000 as revenue under the Schering agreement in 2002, 2001 and 2000, respectively.

Assay Development, Screening Services and Instrumentation Agreements

        PanVera LLC has certain contracts under which it agrees to sell instrumentation systems and technology licenses, in addition to providing assay development and screening services. Each of these separable elements may be individually delivered and are not considered essential to the functionality of one another. The Company allocates revenue under such contracts to each of the separable elements based on its relative fair value which under most of our agreements approximates the stated price in the contract. Most of the Company's obligations to provide assay development and screening services are winding down, and were assigned to Invitrogen Corporation in connection with the sale of certain assets of PanVera LLC on March 28, 2003. The Company will continue to sell instrumentation systems, but does not plan to enter into future agreements to provide assay development or screening services.

Pfizer and Warner-Lambert (acquired by Pfizer in 2000)

        Prior to the acquisition of Warner-Lambert by Pfizer in 2000 the Company had separate contracts with each company. Following the acquisition, the Company continued to deliver on the individual contracts until the contracts were amended and consolidated in 2001. The revenues recognized from such contracts for 2002, 2001 and 2000 are as follows:

	2002	2001	2000
	(In thousands)
Pfizer
Product sales (instrumentation and technology licensing)	$13,314	$12,298	$15,955
Assay development and screening services	—	6,357	2,877
Warner-Lambert
Product sales (instrumentation and technology licensing)	—	4,926	4,739
Assay development and screening services	—	55	2,125

	$13,314	$23,636	$25,696

P. Employee Benefits

        The Company has a 401(k) retirement plan (the "Vertex 401(k) Plan") in which substantially all of its permanent employees are eligible to participate. Participants may contribute up to 20% of their annual compensation to the plan, subject to statutory limitations. The Company may declare discretionary matching contributions to the Vertex 401(k) Plan which are payable in the form of Company shares. The match is paid in fully vested Company shares and employees have the ability to transfer funds from Company stock as they choose. The Company declared matching contributions to the Vertex 401(k) Plan as follows (in thousands, except share data):

	2002	2001	2000
Discretionary matching contributions for the year ended December 31,	$2,558	$1,399	$1,148
Shares issued for the year ended December 31,	104,344	15,215	20,880
Shares issuable as of the year ended December 31,	64,931	32,284	10,000

        In connection with the acquisition of Aurora in July 2001, the Company assumed the Aurora 401(k) Retirement Savings Plan and 401(k) Profit Sharing Plan Trust (collectively, the "Aurora Plan") covering substantially all employees of Aurora and its wholly-owned subsidiaries who have completed certain service requirements. Effective April 1, 2002, the Aurora plan was merged into the Vertex 401(k) Plan, and all employees eligible to participate in the Aurora plan were offered eligibility to participate in the Vertex 401(k) Plan. Participants in the Aurora Plan contributed a portion of their compensation to the Aurora Plan through payroll deductions. Company-paid Aurora Plan matching contributions, if any, were determined by the Company at its sole discretion and payable in the form of cash. The Company's cash contributions under the Aurora Plan totaled $77,000, $453,000 and $338,000 in 2002, 2001 and 2000, respectively.

Q. Related Party Transactions

        As of December 31, 2002, the Company had a loan outstanding to an officer in the amount of $103,486. A second installment in the amount of $125,000 will be paid to the officer in 2003 as part of the loan agreement. The loan is interest free and will be forgiven prorated over a four-year term.

        A sibling of the Company's Chairman and Chief Executive Officer was a partner in a law firm representing the Company to which $200,000 and $736,000 in legal fees were paid in 2001 and 2000, respectively. As of September 24, 2001 he was no longer a partner with that firm and was hired as Senior Vice President and General Counsel of Vertex.

        As of December 31, 2001, the Company had a loan outstanding to a director in the amount of $132,000. The loan was interest free and was forgiven in January 2002 as a result of a retention and non-compete agreement executed by the Company in April 2001.

        In 2001, the Company entered into a 4 year consulting agreement with a director of the Company for the provision of part-time consulting services over a period of four years at $80,000 per year, commencing in January 2002.

        In April 2001, Aurora entered into an agreement with a customer, which included assay development services, product sales and licenses combined with the purchase of stock in the customer. At the time of the transaction, the Chief Executive Officer of the customer was a director of Aurora. As of July 18, 2001, following the acquisition of Aurora by Vertex, the Chief Executive Officer of the customer was no longer a director of Aurora. The total investment in the customer was approximately $4,120,000 at December 31, 2002 and represented approximately 10% of the outstanding equity interest of the customer. The stock in the customer was transferred to Invitrogen Corporation in connection with the sale of certain of assets of PanVera LLC on March 28, 2003. The Company believes that the amounts charged by the Company for services, products and licenses are comparable to what the Company would have charged had it not purchased the stock in the customer and had the former director of Aurora not been affiliated with the customer. The investment is accounted for using the cost method and is included in Investments on the balance sheet. Total revenue recognized from this agreement was $3,035,000 and $3,348,000 in 2002 and 2001, respectively.

R. Subsequent Event

        On February 4, 2003, the Company announced that it had signed a definitive agreement whereby Invitrogen Corporation agreed to acquire certain of PanVera LLC's assets, including certain biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins, for approximately $95 million in cash and to assume certain liabilities. PanVera LLC, is included in the Company's Discovery Tools and Services business segment and provides services and products that accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. The sale does not include the instrumentation assets of the Discovery Tools and Services business segment. In connection with the sale Vertex has agreed with Invitrogen that we may use in our drug discovery activities, but will not engage for a term of five years in the business of providing, reagents, probes or assay development services. We will also purchase a minimum of $3 million of products annually from Invitrogen for three years after the completion of the sale. The transaction closed on March 28, 2003.

        The Company expects to record a gain on the sale of these net assets in excess of $75 million (unaudited) in conjunction with the closing of the transaction. The expected gain on the sale is net of transaction costs.

S. Contingencies

        Chiron Corporation filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Eli Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent re-examination. That reexamination proceeding is still on-going and the stay is still in effect. However, a Reexamination Certificate has been issued in two of the three Chiron patents involved and a Notice of Intent to Issue a Reexamination Certificate has been issued with respect to the third patent. While the length of the stay and the final outcome of the lawsuit cannot be determined, Vertex maintains that Chiron's claims are without merit and intends to defend the lawsuit, if and when it resumes, vigorously.

        On December 7, 2001 Oregon Health Sciences University filed suit against Vertex in the District Court of Oregon. The complaint in the suit seeks to name Dr. Bruce Gold, an employee of Oregon Health Sciences University, as an inventor and Oregon Health Sciences University as part owner of five of Vertex's neurophilin patents, and associated damages. One of the five patents has recently been removed from the suit on a motion by Vertex. The suit stems from assays run on Vertex compounds by Dr. Gold under a sponsored research agreement in 1996. The Company has investigated the inventorship on these patents and believes that Dr. Gold is not an inventor, Oregon Health Sciences has no ownership interest in any of these patents, and that the claims made in this complaint are without merit. Vertex intends to contest this claim vigorously.

Guarantees

        As permitted under Massachusetts law, Vertex's Articles of Organization and Bylaws provide that the Company will indemnify certain of its officers and directors for certain claims asserts against them in connection with their service as an officer or director. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased certain directors' and officers' liability insurance policies that reduce its monetary exposure and enable it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification arrangements is minimal.

        Vertex customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery and development collaboration agreements. With respect to the Company's clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator's institution relating to personal injury or property damage, violations of law or certain breaches of the Company's contractual obligations arising out of the research or clinical testing of the Company's compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company's contractual obligations. The indemnification provisions appearing in the Company's collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of intellectual property rights. In each of the cases above, the term of these indemnification provisions generally survives the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. Vertex has purchased insurance policies covering personal injury, property damage and general liability that reduce our exposure for indemnification and would enable us in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

        As discussed elsewhere in this report, effective on March 28, 2003 the Company sold certain assets of PanVera LLC to Invitrogen Corporation for approximately $95 million. The agreement with Invitrogen requires the Company to indemnify Invitrogen against any loss which it may suffer by reason of our breach of certain representations and warranties, or our failure to perform certain covenants, contained in the agreement. The representations, warranties and covenants are of a type customary in agreements of this sort. The Company's aggregate obligations under the indemnity are, with a few exceptions which the Company believes are not material, capped at one-half of the purchase price, and apply to claims under representations and warranties made within fifteen months after closing, although there is no corresponding time limit for claims made based on breaches of covenants.

T. Segment Information

        The Company has two operating segments: (i) Pharmaceuticals and (ii) Discovery Tools and Services. The Company's Pharmaceuticals business seeks to discover, develop and commercialize major pharmaceutical products independently and with partners. The Company's Discovery Tools and Services business specializes in assay development, screening services, instrumentation and the manufacture and sale of proteins and reagents. Please refer to Note R: "Subsequent Event" for disclosure describing the sale of certain assets of the Discovery Tools and Services business.

        The accounting policies of the segments are described in the summary of significant accounting policies (Note B). The Company evaluates segment performance based on loss before merger related charges, debt conversion costs, the cumulative effects related to changes in accounting principles and gains(losses) on the retirement of convertible subordinated notes. The Company does not evaluate segment performance based on the segment's total assets and therefore the Company's assets are not reported by segment. The following table presents, by segment, the results of operations for the year ended December 31, 2002. For the years ended December 31, 2001 and 2000 the Company was unable to restate the results of operations into the new operating segments. Thus, for comparative purposes, the table also presents results of operations information for the year ended December 31, 2002, 2001 and 2000 by the former segments: Vertex and Aurora.

(In thousands)	Pharmaceuticals	Discovery Tools and Services	Total
Year Ended December 31, 2002:
Revenues	$87,344	$73,880	$161,224
Inter-segment revenue		(139)	(139)
Interest income	28,471	251	28,722
Interest expense	(17,463)	(221)	(17,684)
Depreciation and amortization	(24,163)	(1,269)	(25,432)
Reportable segment income (loss)	$(143,785)	$35,164	$(108,621)

	Vertex	Aurora	Total
Year Ended December 31, 2002:
Revenues	$85,975	$75,249	$161,224
Inter-segment revenue		(139)	(139)
Interest income	25,415	3,307	28,722
Interest expense	(17,285)	(399)	(17,684)
Depreciation and amortization	18,942	6,490	25,432
Reportable segment loss	$(106,210)	$(2,411)	$(108,621)

Year Ended December 31, 2001:
Revenues	$77,408	$91,370	$168,778
Inter-segment revenue	—	(1,288)	(1,288)
Interest income	39,894	5,239	45,133
Interest expense	(18,671)	(647)	(19,318)
Depreciation and amortization	(13,534)	(4,430)	(17,964)
Equity in losses of unconsolidated subsidiary	(662)	—	(662)
Reportable segment income (loss)	$(56,875)	$12,108	$(44,767)

Year Ended December 31, 2000:
Revenues	$78,127	$75,155	$153,282
Inter-segment revenue	—	—	—
Interest income	27,679	5,633	33,312
Interest expense	(10,569)	(1,084)	(11,653)
Depreciation and amortization	(9,095)	(3,697)	(12,792)
Equity in losses of unconsolidated subsidiary	(550)	—	(550)
Reportable segment income (loss)	$(22,122)	$4,918	$(17,204)

	2002	2001	2000
Total loss for reportable segments	$(108,621)	$(44,767)	$(17,204)
Merger related charges	—	(23,654)	—
Debt conversion costs	—	—	(14,375)
Gain on retirement of convertible subordinated notes	—	10,340	—
Cumulative effect of changes in accounting principles—revenue recognition	—	(25,901)	(3,161)
Cumulative effect of change in accounting principle—derivatives	—	17,749	—

Total net loss	$(108,621)	$(66,233)	$(34,740)

U. Quarterly Financial Data (unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
Pharmaceutical revenues:
Royalties	$2,474	$2,384	$2,610	$2,741
Collaborative research and development revenues	18,077	18,859	18,792	21,407
Discovery tools and service revenue:
Product sales and royalties	15,210	15,587	8,147	12,828
Service revenues	4,934	5,500	4,727	6,808

Total revenues	40,695	42,330	34,276	43,784
Costs and expenses:
Royalty payments	817	828	880	909
Cost of product sales and royalties	4,590	2,662	2,875	3,557
Cost of service revenues	3,234	2,972	2,822	2,135
Research and development	47,022	46,546	50,622	58,828
Sales, general and administrative	11,095	13,348	12,928	12,019

Total costs and expenses	66,758	66,356	70,127	77,448
Loss from operations	(26,063)	(24,026)	(35,851)	(33,664)
Interest income	8,458	7,467	6,811	5,986
Interest expense	(4,450)	(4,431)	(4,412)	(4,391)
Debt conversion expense	—	—	—	—
Other expense	(12)	(29)	—	(14)

Net loss	$(22,067)	$(21,019)	$(33,452)	$(32,083)

Basic and diluted net loss per common share	$(0.29)	$(0.28)	$(0.44)	$(0.42)
Basic and diluted weighted average number of common shares outstanding	75,161	75,660	75,979	76,287

	Three Months Ended
	March 31, 2001(1)	June 30, 2001(1)	Sept. 30, 2001	Dec. 31, 2001
	(in thousands, except per share data)
Pharmaceutical revenues:
Royalties	$2,596	$2,862	$2,592	$3,069
Collaborative research and development revenues	15,573	16,273	17,889	19,249
Discovery tools and service revenues:
Product sales and royalties	11,529	15,423	13,442	19,527
Service revenues	5,258	6,083	6,445	9,680

Total revenues	34,956	40,641	40,368	51,525
Costs and expenses:
Royalty payments	881	972	880	1,053
Cost of product sales and royalties	6,869	6,828	7,318	6,074
Cost of service revenues	2,790	2,396	3,235	4,123
Research and development	32,540	34,577	38,596	44,460
Sales, general and administrative	10,948	11,380	10,741	8,978
Merger related costs	1,179	4,363	15,751	2,361

Total costs and expenses	55,207	60,516	76,521	67,049
Loss from operations	(20,251)	(19,875)	(36,153)	(15,524)
Interest income	13,070	11,768	12,223	8,072
Interest expense	(5,003)	(4,879)	(4,927)	(4,509)
Gain on retirement of convertible subordinated notes (Note L)(2)	—	—	—	10,340
Other expense	(30)	(392)	(372)	(1,639)

Loss before cumulative effect of changes in accounting principles	(12,214)	(13,378)	(29,229)	(3,260)

Cumulative effect of changes in accounting principle — revenue recognition (Note C)	(25,901)	—	—	—
Cumulative effect of changes in accounting principle — derivatives (Note H)	—	—	17,749	—

Net loss	$(38,115)	$(13,378)	$(11,480)	$(3,260)

Basic and diluted net loss per common share	$(0.52)	$(0.18)	$(0.15)	$(0.04)
Basic and diluted weighted average number of common shares outstanding	73,922	74,381	74,682	74,926

(1)
Prior 2001 quarterly financial results have been restated for the retroactive adoption of the Substantive Milestone Method of revenue recognition to January 1, 2001. Please refer to "Note C: Change in Accounting Principle—Revenue Recognition" in the notes to the consolidated financial statements for further information.

(2)
In the fourth quarter of 2001, the Company recorded a gain on retirement of convertible subordinated notes related to a buy-back of outstanding debt. In accordance with FAS 145 the gain on retirement of convertible subordinated notes is classified as an ordinary item. At the time of the conversion, the gain on retirement of convertible subordinated notes was classified as an extraordinary item. Please refer to "Note B: Accounting Policies" in the notes to the consolidated financial statements for further information.