Form 10-Q
period 2003-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2003-05-15
CIK 875320

Use these links to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-19319

VERTEX PHARMACEUTICALS INCORPORATED
(Exact name of registrant as specified in its charter)

MASSACHUSETTS (State or other jurisdiction of incorporation or organization)	04-3039129 (I.R.S. Employer Identification No.)
130 WAVERLY STREET, CAMBRIDGE, MASSACHUSETTS (Address of principal executive offices)	02139-4242 (zip code)
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

YES  ☒    NO  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES  ☒    NO  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share Class	76,707,207 Outstanding at May 9, 2003

Vertex Pharmaceuticals Incorporated

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$180,773	$108,098
Marketable securities, available for sale	499,316	526,886
Accounts receivable	11,925	13,200
Prepaid expenses	4,585	4,349
Other current assets	1,376	4,039

Total current assets	697,975	656,572
Restricted cash	26,092	26,091
Property and equipment, net	87,346	95,991
Investments	18,863	26,433
Other assets	10,030	10,633

Total assets	$840,306	$815,720

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,000	$16,745
Accrued expenses and other current liabilities	25,897	29,306
Accrued interest	518	4,463
Deferred revenue	14,108	11,888
Obligations under capital leases	1,374	1,965
Other obligations	4,394	230

Total current liabilities	56,291	64,597
Obligations under capital leases, excluding current portion	23	99
Collaborator development loan	13,500	5,000
Other obligations, excluding current portions	8,787	5,845
Deferred revenue, excluding current portion	46,436	46,598
Convertible subordinated notes (due September 2007)	315,000	315,000

Total liabilities	440,037	437,139

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 76,685,706 and 76,357,412 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	767	764
Additional paid-in capital	797,609	794,206
Accumulated other comprehensive income	4,435	6,764
Accumulated deficit	(402,542)	(423,153)

Total stockholders' equity	400,269	378,581

Total liabilities and stockholders' equity	$840,306	$815,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
	(In thousands, except per share data)
Pharmaceutical revenues:
Royalties	$1,921	$2,474
Collaborative research and development revenues	14,068	18,077
Discovery tools and service revenues:
Product sales and royalties	5,862	15,210
Service revenues	758	4,934

Total revenues	22,609	40,695

Costs and expenses:
Royalty payments	652	817
Cost of product sales and royalties	2,719	4,590
Cost of service revenues	796	3,234
Research and development	53,117	47,022
Sales, general and administrative	11,452	11,095
Other expense	3,899	—

Total costs and expenses	72,635	66,758
Gain on sale of assets	69,232	—

Income (loss) from operations	19,206	(26,063)
Interest income	5,768	8,458
Interest expense	(4,363)	(4,462)

Net income (loss)	$20,611	$(22,067)

Basic and diluted net income (loss) per common share	$0.27	$(0.29)

Basic weighted average number of common shares outstanding	76,411	75,161
Diluted weighted average number of common shares outstanding	77,362	75,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$20,611	$(22,067)
Adjustments to reconcile net income (loss)to net cash used in operating activities:
Depreciation and amortization	7,249	5,282
Non-cash based compensation expense	799	841
Other non-cash items, net	—	320
Realized gains on marketable securities	(913)	(835)
Loss on disposal of property, plant and equipment	—	—
Gain on the sale of assets	(69,232)	—
Changes in operating assets and liabilities:
Accounts receivable	2,792	5,923
Prepaid expenses	(500)	1,458
Other current assets	344	1,081
Accounts payable	(5,997)	(715)
Accrued expenses and other current liabilities	(5,106)	(7,583)
Accrued interest	(3,940)	(3,938)
Deferred revenue	3,821	(9,297)

Net cash used in operating activities	(50,072)	(29,530)

Cash flows from investing activities:
Purchase of marketable securities	(165,176)	(244,679)
Sales and maturities of marketable securities	191,163	270,669
Proceeds from the sale of assets, net	92,824	—
Expenditures for property and equipment	(6,939)	(9,812)
Restricted cash and other assets	(36)	(305)

Net cash provided by investing activities	111,836	15,873

Cash flows from financing activities:
Issuances of common stock	3,177	2,178
Proceeds from collaborator development loan	8,500	—
Principal payments on notes payable, capital leases and other obligations	(667)	(1,346)

Net cash provided by financing activities	11,010	832

Effect of changes in exchange rates on cash	(99)	(151)

Net increase (decrease) in cash and cash equivalents	72,675	(12,976)
Cash and cash equivalents—beginning of period	108,098	189,205

Cash and cash equivalents—end of period	180,773	$176,229

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform with current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2003 and 2002.

        The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended December 31, 2003. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, which are contained in the Company's 2002 Annual Report to its stockholders and in its Form 10-K filed with the Securities and Exchange Commission.

2.  Accounting Policies

Basic and Diluted Net Income (Loss) per Common Share

        Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible notes.

        The following table sets forth a reconciliation of shares outstanding for basic and diluted net income (loss) per share, (shares in thousands):

	For the three months ended March 31,
	2003	2002
Basic net income (loss) per share:
Net income (loss)	$20,611	$(22,067)
Weighted-average number of shares outstanding	76,411	75,161
Basic net income (loss) per share	$0.27	$(0.29)
Diluted net income (loss) per share:
Net income (loss)	$20,611	$(22,067)
Weighted-average number of common shares outstanding	76,411	75,161
Net effect of dilutive stock options at average market value	951	—
Weighted-average number of shares assuming dilution	77,362	75,161
Diluted net income (loss) per share	$0.27	$(0.29)
Weighted-average anti-dilutive stock options and convertible notes, excluded from the calculation of diluted net income (loss) per share	19,061	19,843

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

        On March 28, 2003, the Company completed the sale of certain of PanVera LLC's assets, including certain biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins, to Invitrogen Corporation. PanVera LLC is included in the Company's Discovery Tools and Services business segment and provides services and products that accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. The sale did not include the instrumentation assets of the Discovery Tools and Services business segment.

Stock-Based Compensation

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company adopted the transition and annual disclosure requirements of SFAS 148 as required for its fiscal year ended December 31, 2002.

        In accordance with SFAS 148, the Company has adopted the disclosure-only provisions of SFAS 123 and applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to

Employees" ("APB 25") and related interpretations in accounting for all awards granted to employees. Under APB 25, provided other criteria are met, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of the grant, no compensation cost is required. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation costs are expensed over the vesting period. Subsequent changes to option terms can also give rise to compensation.

        At March 31, 2003, the Company had one Employee Stock Purchase Plan ("ESPP") and three stock-based employee compensation plans, the 1991 Stock Option Plan, the 1994 Stock and Option Plan and the 1996 Stock and Option Plan (the "Plans"). No stock-based employee compensation costs are reflected in net income (loss), as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        For stock options granted to non-employees, the Company recognizes compensation costs in accordance with the requirements of SFAS 123, which requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value.

        The following table illustrates the effect on net income (loss) per share if the Company had applied the fair value recognition of SFAS 123 to the Company's stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
	(In thousands, except per share data)
Net income (loss) attributable to common shareholders, as reported	$20,611	$(22,067)

Deduct: Total additional stock-based employee compensation expense determined under the fair value based method for all awards	(14,768)	(13,825)

Pro forma net income (loss)	$5,843	$(35,892)
Basic and diluted net income (loss) per common share, as reported	$0.27	$(0.29)
Basic and diluted net income (loss) per common share, pro forma	$0.08	$(0.48)

3.  Sale of Assets

        On March 28, 2003, Vertex completed the sale of certain assets of the Discovery Tools and Services business including certain proprietary reagents, probes and proteins and certain biochemical and cellular assay capabilities to Invitrogen Corporation. In connection with the sale, Mirus Corporation ("Mirus") exercised a right of first refusal with respect to shares of Mirus owned by Vertex's wholly-owned subsidiary PanVera LLC. Additionally, on the same date, Mirus acquired certain of PanVera's assets. The aggregate gross consideration received by PanVera for the assets conveyed was approximately $95 million in cash (of which $93.2 million was received as of March 31, 2003), subject to certain adjustments including a closing balance sheet calculation of net assets sold, and assumption of certain liabilities. PanVera is included in the Company's Discovery Tools and Services business segment and, prior to the asset sale, provided services and products that accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. The sale did not include the instrumentation assets of the Discovery Tools and Services business segment. In connection with the sale Vertex obtained a license from Invitrogen to make and use the reagents and probes sold to

Invitrogen solely for our drug discovery activities, independently and with partners, but has agreed that Vertex will not engage for a term of five years in the business of providing reagents, probes or assay development services to third parties. Vertex also agreed to purchase a minimum of $3 million of certain specified products annually from Invitrogen for three years after the completion of the sale. The prices of the products within the purchase commitment approximate fair value.

        The Company recorded a gain on the PanVera asset sale of approximately $69 million in the first quarter of 2003. The gain was recorded net of transaction costs and certain accruals and receivables established for transaction bonuses payable by Vertex to former employees meeting certain employment requirements, an obligation in connection with certain annual contractual license fees under a customer agreement, estimated losses on the three year purchase commitment for anticipated payments in excess of the fair value of products to be purchased and an adjustment based upon the net book value of the assets sold on the closing date. Vertex has not recorded any income tax liability associated with the gain on the sale. It is anticipated that operating losses will be used to offset the taxable income generated from the sale. Accruals recorded in connection with the sale are included in other obligations, current and non-current, on the condensed consolidated balance sheets.

        The financial statements for the three months ended March 31, 2003 reflect the operating results through March 28, 2003 of the assets and liabilities sold.

        The agreement with Invitrogen requires the Company to indemnify Invitrogen against any loss which it may suffer by reason of our breach of certain representations and warranties, or our failure to perform certain covenants, contained in the agreement. The representations, warranties and covenants are of a type customary in agreements of this sort. The Company's aggregate obligations under the indemnity are, with a few exceptions which the Company believes are not material, capped at one-half of the purchase price, and apply to claims under representations and warranties made within fifteen months after closing, although there is no corresponding cap or time limit for claims made based on breaches of covenants. The Company believes the estimated fair value of these indemnification arrangements is minimal.

4.  Lease Commitments

        In January 2001 the Company entered into an agreement to lease approximately 290,000 square feet of laboratory and office space presently under construction in Kendall Square in Cambridge, Massachusetts (the "Kendall Square lease"). The term of this lease began January 1, 2003 and lease payments commence in May 2003. The Company has an obligation, staged over a number of years, to build out the leased premises into finished laboratory and office space. The lease will expire in 2017 with options to extend for two consecutive terms of ten years each, ultimately expiring in 2037. The Company is actively exploring alternatives to minimize its financial obligation under this lease. These alternatives include sharing, subleasing or exiting the lease space. The Company expects to finalize plans for this lease in the second quarter of 2003. Actions taken to minimize our financial obligation under the lease may result in a charge to our statement of operations which is not determinable at this time. For the three months ended March 31, 2003 the Company recorded $3,899,000 of expense related to this lease, which is included in the Condensed Consolidated Statement of Operations as other expense.

5.  Segment Information

        The Company has two operating segments: (i) Pharmaceuticals and (ii) Discovery Tools and Services. The Company's Pharmaceuticals business seeks to discover, develop and commercialize major pharmaceutical products independently and with partners. The Company's Discovery Tools and Services business specializes in assay development, screening services, instrumentation and the manufacture and sale of proteins and reagents. The Company evaluates segment performance based on loss before gains on sales of assets. The Company does not evaluate segment performance based on the segment's total assets and therefore the Company's assets are not reported by segment. The following table presents, by segment, the results of operations for the three months ended March 31, 2003 and 2002.

        On March 28, 2003, the Company completed the sale of certain of PanVera LLC's assets, including certain biochemical and cellular assay capabilities and its commercial portfolio of proprietary reagents, probes and proteins, to Invitrogen Corporation. PanVera LLC is included in the Company's Discovery Tools and Services business segment and prior to the sale, provided services and products that accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. The sale did not include the instrumentation assets of the Discovery Tools and Services business segment.

(In thousands)	Pharmaceuticals	Discovery Tools and Services	Total
Three Months Ended March 31, 2003:
Revenues	$15,989	$6,620	$22,609
Reportable segment income (loss)	$(48,264)	$(357)	$(48,621)

Three Months Ended March 31, 2002:
Revenues	$20,551	$20,144	$40,695
Reportable segment income (loss)	$(31,030)	$8,963	$(22,067)

	March 31,
	2003	2002
Total loss for reportable segments	$(48,621)	$(22,067)
Gain on sale of assets	69,232	—

Total net income (loss)	$20,611	$(22,067)

6.  Comprehensive Loss

        For the three months ended March 31, 2003 and 2002, respectively, comprehensive income (loss) was as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$20,611	$(22,067)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	(2,230)	(6,041)
Foreign currency translation adjustment	(99)	(151)

Total change in other comprehensive income (loss)	(2,329)	(6,192)

Total comprehensive income (loss)	$18,282	$(28,259)

7.  Guarantees

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

        As permitted under Massachusetts law, Vertex's Articles of Organization and Bylaws provide that the Company will indemnify certain of its officers and directors for certain claims asserted against them in connection with their service as an officer or director. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased directors' and officers' liability insurance policies that reduce its monetary exposure and enable it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification arrangements is minimal.

        Vertex customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery and development collaboration agreements. With respect to the Company's clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator's institution relating to personal injury or property damage, violations of law or certain breaches of the Company's contractual obligations arising out of the research or clinical testing of the Company's compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company's contractual obligations. The indemnification provisions appearing in the Company's collaboration agreements are similar, but in addition provide some limited indemnification for the collaborator in the event of third party claims alleging infringement of intellectual property rights. In each of the cases above, the term of these indemnification provisions generally survives the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. Vertex has purchased insurance policies covering personal injury, property damage and general liability that reduce our exposure for indemnification and would enable us in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

8.  Legal Proceedings

        Chiron Corporation ("Chiron") filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Eli Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. A Reexamination Certificate has been issued for each of the three Chiron patents-in-suit. Chiron has filed for reissue of two of the three patents-in-suit and has told the Company it intends to file for reissue of the third patent-in-suit. Chiron has also told the Company that it believes the stay should remain in effect while the reissue proceedings are pending. The Company has told Chiron that we will oppose continuation of the stay. While the length of the stay and the final outcome of the lawsuit cannot be determined, Vertex maintains that Chiron's claims are without merit and intends to defend the lawsuit, if and when it resumes, vigorously. We believe, based on information currently available, that the ultimate outcome of the action will not have a material impact on the Company's consolidated financial position.

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

9.  Recent Accounting Pronouncements

        In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard affects the accounting for restructuring charges and related activities. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position and results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis guarantees issued or modified after December 31, 2002. The Company has adopted FIN No. 45 and has included the new disclosure requirements in the Notes to the Condensed Consolidated Financial Statements (see Note 7. Guarantees).

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

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on the Company's consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

        We are a global biotechnology company with employees located in Cambridge, MA, San Diego, CA and Abingdon, UK. We had two operating segments: Pharmaceuticals and Discovery Tools and Services.

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

        Our first approved product is Agenerase® (amprenavir), an HIV protease inhibitor, which we co-promote with GlaxoSmithKline. We earn a royalty from GlaxoSmithKline on sales of Agenerase. Agenerase is marketed worldwide. In Japan the drug is sold under the trade name Prozei™. We have one drug candidate, 908 (GW 433908 or VX-175), for which a New Drug Application (NDA) is pending with the U.S. FDA. We have a total of 15 drug candidates in clinical or pre-clinical development including drug candidates focused on infectious diseases, autoimmune and inflammatory diseases and cancer, as well as other drug candidates targeting neurological disorders and genetic disorders. We intend to independently develop and commercialize certain of our own products for high-value markets where we can effectively reach large patient populations with a sales force focused on specialists. At the same time, we are collaborating with partners to develop and market other Vertex-discovered products for selected major therapeutic areas. We have significant collaborations with major pharmaceutical companies including Novartis, Aventis, GlaxoSmithKline and Serono, to develop and commercialize drug candidates serving markets where we believe our partner can more effectively compete. In these collaborations, we have retained rights to downstream milestone payments, license fees, product revenues, and royalty payments.

        Our collaborations and contracts in the Pharmaceuticals business provide us with financial support and other valuable resources for our research programs, development of our clinical drug candidates, and marketing and sales of our products. We believe that we are positioned to commercialize multiple products, both independently and with our partners, in the coming years, which we expect will generate increased milestone payments, license fees, product revenues and royalty payments.

        Our Discovery Tools and Services business, which we operated through our subsidiary PanVera LLC, specialized in assay development, screening services, the development, manufacture and sale of instruments, and the manufacture and sale of proteins and reagents. This business had contracts in place that required the delivery of products, licenses and services throughout 2002 and early 2003.

        On March 28, 2003, Vertex completed the sale of certain assets of the Discovery Tools and Services business including certain proprietary reagents, probes and proteins and certain biochemical and cellular assay capabilities to Invitrogen Corporation. In connection with the sale, Mirus Corporation ("Mirus") exercised a right of first refusal with respect to shares of Mirus owned by PanVera LLC, Vertex's wholly-owned subsidiary. Additionally, on the same date, Mirus acquired certain of PanVera's assets. The aggregate gross consideration received by PanVera for the assets conveyed was approximately $95 million in cash (of which $93.2 million was received as of March 31, 2003) and assumption of certain liabilities. In connection with the PanVera LLC asset sale, we obtained a license from Invitrogen to make and use the reagents and probes sold to Invitrogen solely for our drug discovery activities, independently and with partners, but have agreed that we will not engage for a term of five years in the business of providing reagents, probes, or assay development services to third parties. We also agreed to a minimum purchase commitment of $3 million of products annually from Invitrogen for three years after the completion of the asset sale. We recorded a gain of $69 million on the sale in the first quarter of 2003.

        We have incurred annual operating losses since our inception and expect to incur losses for the foreseeable future. We plan to make significant investments in research and development for our potential pharmaceutical products. We expect that losses will fluctuate from year to year and that these fluctuations may be substantial.

Critical Accounting Policies

        This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements that are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reported periods. These items are constantly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

        In December 2001, the SEC requested that all registrants discuss their "critical accounting policies" in Management's Discussion and Analysis of Financial Condition and Results of Operations. A "critical accounting policy" is a policy that is both important to the portrayal of the company's financial conditions and results, and requires management's most difficult, subjective or complex judgments and estimates. While our significant accounting polices are more fully described in Note B to our consolidated financial statements included in our 2002 Annual Report on Form 10-K filed with the SEC on March 31, 2003, we consider our revenue recognition and research and development policies critical and therefore we separately outline these policies below.

        Our revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." Our Pharmaceuticals business generates revenue mainly from collaborative research and development agreements and royalty agreements, while our Discovery Tools and Services business generates revenue mainly from product sales, assay development and screening services. As a result of the sale of the PanVera assets we expect the majority of our near term revenue to be generated from our Pharmaceuticals business.

        Our collaborative research and development revenue is primarily generated through collaborative research and development agreements with strategic partners for the development of small molecule drugs. The terms of the agreements typically include non-refundable up-front license fees, funding of research and development efforts, payments based upon achievement of certain at-risk and substantive milestones and royalties on product sales.

        Under the Substantive Milestone Method, we recognize revenue from non-refundable, up-front license fees and milestones, not specifically tied to a separate earnings process, ratably over the contracted or estimated period of performance. Changes in estimates could impact revenue in the period the estimate is changed. If our estimate of the period of performance shortens or lengthens, the amount of revenue we recognize from non-refundable, up-front license fees and milestones, not specifically tied to a separate earnings process, could increase or decrease in the period the change in estimate becomes known. Future related revenues would be adjusted accordingly. Research funding is recognized as earned, ratably over the period of effort. Milestones that are based on designated achievement points and that are considered at risk and substantive at the inception of the collaborative contract are recognized as earned when the corresponding payment is considered reasonably assured. We evaluate whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that must be overcome and the level of investment required.

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

        Product sales include technology licensing, instrumentation system sales and biotechnology product sales. Revenue from licenses involving continuing obligations on our part is recognized over the period of the license. Revenue from perpetual licenses is recognized when the license is issued, provided that there are no significant continuing obligations and the payment is non-refundable and non-creditable.

        Revenue from biotechnology products and certain instrumentation system sales is recognized upon shipment, when the title to the product and associated risk of loss has passed to the customer, collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria are specified, or upon expiration of the acceptance period. Sales under long-term production contracts are recognized using percentage of completion accounting, based on actual costs incurred to date compared to total estimated costs to complete. Changes in estimates of costs to complete will impact revenue recognition under the percentage of completion accounting model in the period the change becomes known and all future periods are then adjusted accordingly. Funding for the development of prototype instrumentation systems was recognized ratably over the term of the related development agreements, which approximated costs incurred. Milestones related to delivery of the components of the prototype systems were recognized when earned, as evidenced by written acknowledgement of acceptance from the customer.

        Service revenues include assay development, screening services and contracted product development. Service revenue is recognized as the services are performed or ratably over the service period if we believe such method will approximate the expense being incurred. Revenue from upfront fees is deferred and recognized over the service period. Changes in the length of the service period could impact revenue in the period the change in the estimate of the service period becomes known and related future period revenues are then adjusted accordingly.

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

        All research and development costs, including amounts funded in research collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, facilities costs, overheard costs, clinical trial costs, contract services and other outside costs.

Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

        Our net income for the three months ended March 31, 2003 was $20,611,000, or $0.27 per basic and diluted common share, compared to a net loss of $22,067,000 or $0.29 per basic and diluted common share for the three months ended March 31, 2002. Net income in the period ended March 31, 2003 was a result of the $69,232,000 gain on the sale of certain PanVera LLC assets on March 28, 2003. Our loss before the gain was $48,621,000, which is stated here to show a more comparable net loss number to the corresponding quarter in the prior year.

        Total revenues decreased to $22,609,000 for the three months ended March 31, 2003 from $40,695,000 for the three months ended March 31, 2002. In the first quarter of 2003, Pharmaceuticals revenue was comprised of $1,921,000 in royalties and $14,068,000 in collaborative research and development revenue, as compared with $2,474,000 in royalties and $18,077,000 in collaborative research and development revenue in the first quarter of 2002. In the first quarter of 2003, Discovery Tools and Services revenue was comprised of $5,862,000 in product sales and royalties and $758,000 in service revenue, as compared with $15,210,000 in product sales and royalties and $4,934,000 in service revenue in the first quarter of 2002.

        Pharmaceuticals royalties consist primarily of Agenerase royalty revenue. Agenerase royalty revenue is based on actual and estimated worldwide net sales of Agenerase.

        Collaborative research and development revenue consists of research support payments, development reimbursements, milestones and amortization of previously received up-front or license payments.

        Collaborative research and development revenue decreased $4,009,000, or 22%, to $14,068,000 for the three months ended March 31, 2003 as compared with $18,077,000 for the three months ended March 31, 2002. The decrease is primarily the result of the conclusion of certain research and development collaborations in late 2002. Our research programs with Taisho, Schering and Eli Lilly concluded in 2002. Our collaboration with Novartis generated $10,486,000 and $10,032,000 of revenue in the three months ended March 31, 2003 and 2002, respectively.

        Product sales and royalties include instrumentation sales, technology licensing and biotechnology product sales.

        Product sales and royalties in the Discovery Tools and Services business decreased $9,348,000, or 61%, to $5,862,000 for the three months ended March 31, 2003 from $15,210,000 for the three months ended March 31, 2002. The decrease is due primarily to a decrease in instrumentation revenue and biotechnology product revenue from our Discovery Tools and Services business. Additionally, the Discovery Tools and Services business has continued to shift its strategic focus away from instrumentation sales and towards technology licensing, assay development and the manufacture and sale of proteins, reagents and probes. The strategic shift of certain resources and technologies from our Discovery Tools and Services business to our Pharmaceuticals business has also impacted Discovery Tools and Services revenue. However, this shift contributed to the establishment of a fully integrated drug discovery operation, based in San Diego, focused on molecular targets, including the ion channels gene family.

        Service revenue includes assay development, screening services and contracted product development.

        Services revenue decreased $4,176,000, or 85%, to $758,000 for the three months ended March 31, 2003 from $4,934,000 for the three months ended March 31, 2002. The decrease is primarily a result of the shift in strategic focus towards our Pharmaceuticals business. A number of screening arrangements concluded in 2002 and were not replaced.

        Pharmaceutical royalty costs of $652,000 and $817,000 in the first quarter of 2003 and 2002, respectively, consists of royalty payments on the sale of Agenerase.

        Cost of product sales and royalties decreased $1,871,000, or 41%, to $2,719,000 for the three months ended March 31, 2003 from $4,590,000 for the three months ended March 31, 2002. The decrease is primarily attributable to the decrease in our product sales and royalties revenue.

        Cost of service revenue in our Discovery Tools and Services business decreased $2,438,000, or 75%, to $796,000 for the three months ended March 31, 2003 from $3,234,000 for the three months ended March 31, 2002. The decrease is primarily a result of the decrease in services revenue.

        Research and development costs for the three months ended March 31, 2003 increased $6,095,000, or 13%, to $53,117,000 from $47,022,000 for the three months ended March 31, 2002 primarily due to our increased development investment in advancing our broad clinical pipeline. Our research investment in the first quarter of 2003 was relatively consistent with the first quarter of 2002. Our clinical investment was focused primarily on the advancement of our second generation p38 MAP kinase, IMPDH, HCV protease and ICE inhibitors and on the development of our three novel kinase inhibitors from our collaboration with Novartis, which were selected for pre-clinical and clinical development in late 2002. We currently are concentrating development efforts on large market opportunities such as certain inflammatory, autoimmune and viral diseases. Additionally, we continue to invest in our multi-target gene family research programs, of which our kinases program is the most advanced, along with other target families such as ion channels and proteases. We expect our research expenses for 2003 to remain at levels consisted with 2002. However, due to the continued advancement of our clinical products we expect our development investment to increase in 2003. The timing of development investment is primarily dependent on the timing and success of clinical trials. The main drivers of our development investment in 2003 are the preparation and performance of phase I clinical trials for VX-765 (ICE inhibitor) and VX-950 (HCV protease inhibitor) and phase II clinical trials for VX-702 (p38 MAP Kinase inhibitor) and VX-148 (IMPDH inhibitor for Psoriasis). In addition, we expect to make a significant development investment in our kinase compounds being developed in connection with our Novartis collaboration.

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

	2003			2002
	Research	Development	Total	Research	Development	Total
Collaborator-Sponsored	$15,224	$4,844	$20,068	$14,663	$7,424	$22,087
Company-Sponsored	16,580	16,469	33,049	15,241	9,694	24,935

Total	$31,804	$21,313	$53,117	$29,904	$17,118	$47,022

        To date we have incurred in excess of $886,000,000 in research and development costs associated with drug discovery and development.

        Sales, general and administrative expenses increased $357,000, or 3%, to $11,452,000 for the three months ended March 31, 2003 from $11,095,000 for the three months ended March 31, 2002. The increase is primarily related to increased personnel and professional expenses. Included in the increase in personnel and professional expenses is an increase in our legal and patent expenses in the period related to continued protection of our intellectual property and activities contesting a suit filed by Oregon Health Sciences University.

        Other expense for the three months ended March 31, 2003 was $3,899,000. This relates to a lease agreement that the we entered into in January 2001 for approximately 290,000 square feet of laboratory and office space in Kendall Square in Cambridge, Massachusetts (the "Kendall Square Lease"). We began to incur expense on this lease in January 2003. The space is currently in an unfinished state. We are actively exploring alternatives to minimize our financial obligation under this lease. These alternatives include sharing, subleasing or exiting the lease space. We expect to finalize plans for this lease in the second quarter of 2003. If we do not finalize plans for the lease in the second quarter of 2003, we will continue to incur an operating expense for this lease. Actions taken to minimize our financial obligation under the lease may result in a charge to our statement of operations which is not determinable at this time.

        Interest income decreased $2,690,000, or 32%, to $5,768,000 for the three months ended March 31, 2003 from $8,458,000 for the three months ended March 31, 2002. The decrease is a result of lower funds invested and lower portfolio yields. Included in interest income at March 31, 2003 are realized gains of $824,000 from the sale of marketable securities.

        Interest expense decreased $99,000, or 2%, to $4,363,000 for the three months ended March 31, 2003 from $4,462,000 for the three months ended March 31, 2002.

        We recorded a gain on the sale of assets of $69,232,000 in the three months ended March 31, 2003. This is a result of the completion of the sale of certain PanVera LLC assets to Invitrogen Corporation. PanVera was included in the Discovery Tools and Services business segment and provided services and products to accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. The sale did not include the instrumentation assets of the Discovery Tools and Services business segment. The transaction closed on March 28, 2003.

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

        Set forth below is a description of our drug candidates currently in preclinical and clinical development:

VERTEX-DRIVEN PROGRAMS

Drug	Clinical Indications	Phase	Program	Collaborator
Infectious Disease
Merimepodib (VX-497)	Chronic hepatitis C	II	IMPDH	—
VX-950	Chronic hepatitis C	Preclin	Hepatitis C protease
Inflammation and Autoimmune Disease
VX-148	Psoriasis; autoimmune diseases	II	IMPDH	—
VX-702	Acute Coronary Syndromes,	I	p38 MAP Kinase	Kissei
Inflammatory diseases
VX-944	Autoimmune diseases	I	IMPDH	—
VX-765	Inflammatory diseases	Preclin	ICE	—
VX-850	Inflammatory diseases	Preclin	p38 MAP Kinase
Genetic Disorders
VX-563	Multiple indications	I	Histone Deacetylase	—

PARTNER-DRIVEN PROGRAMS

Drug	Clinical Indications	Phase	Program	Collaborator
Infectious Disease
VX-175 (GW433908 or 908)	HIV	NDA/MAA filed	HIV	GlaxoSmithKline
VX-385	HIV	I	HIV	GlaxoSmithKline
VX-799	Sepsis	Preclin	Caspases	Serono
Inflammation and Autoimmune Disease
Pralnacasan (VX-740)	Rheumatoid arthritis (RA); osteoarthritis (OA); other inflammatory diseases	II	ICE	Aventis
Cancer
VX-528	Oncology	Preclin	Kinase	Novartis
VX-680	Oncology	Preclin	Kinase	Novartis
Neurology
VX-608	Stroke and other neurological indications	Preclin	Kinase	Novartis

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

        VX-702 is a p38 MAP kinase inhibitor targeting treatment of inflammatory diseases including acute coronary syndromes (ACS). P38 MAP kinase inhibition represents a novel approach directed at the underlying inflammatory response observed in acute cardiovascular events, which afflict nearly 1.9 million patients in the U.S. each year. We expect to begin a Phase II study in ACS in the second quarter of 2003. Additionally, we are planning to investigate the clinical potential of VX-702 in one or more chronic diseases.

        VX-765 is an oral ICE inhibitor that we expect to enter Phase I clinical evaluation targeting inflammatory diseases in the second quarter of 2003. Our first ICE inhibitor, pralnacasan, has demonstrated excellent tolerability in clinical studies and has shown clinical benefit in patients with rheumatoid arthritis and is now being tested in osteoarthritis patients.

        VX-950 represents a new class of antiviral drugs that could directly inhibit hepatitis C viral replication. We are confident that direct antiviral therapies for hepatitis C viral infection have the potential to be an important new treatment option. We expect to begin Phase I clinical studies of VX-950 in the second half of 2003.

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

        Partnerships have played an important role in the growth and advancement of our pipeline. Our first drug, the HIV protease inhibitor Agenerase, was developed and commercialized in collaboration with GlaxoSmithKline (GSK). Our most advanced drug candidate, currently named 908 or VX-175, is an HIV protease inhibitor that we will also co-promote with GSK, if the new drug application filed by GSK in December 2002 is approved by the FDA, which we believe could happen during the fourth quarter of 2003. We believe that 908's convenient dosing regimen, low pill count and good tolerability will make it competitive with market-leading HIV protease inhibitors.

        Vertex and Aventis are making clinical progress with pralnacasan, a first-in-class, oral anti-cytokine therapy which has shown anti-inflammatory effects in Phase II clinical studies of patients with rheumatoid arthritis (RA). Aventis is planning to initiate a large Phase IIb study in patients with RA in the second quarter of 2003. Aventis has also initiated a Phase II, 400-patient proof-of-concept study of pralnacasan in osteoarthritis (OA), a debilitating disease that afflicts an estimated 240 million people worldwide. Patient enrollment for this study has been completed.

        We expect to advance more drug candidates from our program with Novartis into preclinical and clinical development in 2003. To date we have selected three drug candidates for preclinical development. We are responsible for clinical proof-of-concept testing of all drug candidates advanced. Novartis created a $200,000,000 loan facility to support certain clinical studies. The loans are interest-free and Novartis will forgive the full amount of any advances with respect to a particular drug candidate if Novartis accepts that drug candidate for development under the agreement.

Liquidity and Capital Resources

        We have financed our operations principally through strategic collaborative agreements, strategic technology alliances, revenues from assay development and screening services, product sales, royalties, public offerings and private placements of our equity and debt securities, equipment and facilities financing, and investment income. With the approval and launch of Agenerase in April 1999, we began receiving product royalty revenues. In 2000, we completed private placements of convertible subordinated notes. At March 31, 2003 we had cash and marketable securities of $680,089,000 and convertible debt of $315,000,000 repayable in September 2007.

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

        In order to help finance our substantial cash needs in the future, we anticipate entering into additional strategic collaborations, specifically in our Pharmaceuticals business. We expect these collaborations to provide us with significant sources of cash and revenue in the near and long term. In 2002, we did not enter into any new strategic collaborations. We will rely on cash receipts from research funding, development reimbursements and potential milestone payments from our existing collaborators as we continue to advance our research and development programs in 2003. Additionally, we expect to continue to draw down on the Novartis loan facility to fund certain development activities for drug candidates in the kinase program. The Novartis loan facility is for an aggregate of $200,000,000, which we may draw down in amounts aggregating up to $25,000,000 for each drug candidate. The loans are interest free and Novartis will forgive the full amount of any advances with respect to a particular drug candidate if Novartis accepts that drug candidate for development under the agreement. Our collaboration with Taisho, and our research programs with Schering and Eli Lilly reached conclusion during 2002. Funding to be received from existing collaborators therefore will be lower in 2003 as compared with 2002.

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

        We are actively exploring alternatives to minimize our obligation under the Kendall Square Lease. Actions taken to minimize our financial obligation under the lease may result in a charge to our statement of operations, which is not determinable at this time.

        Our aggregate cash and marketable securities at March 31, 2003, increased $45,105,000 to $680,089,000 from $634,984,000 at December 31, 2002. Cash and cash equivalents, which are included in cash and marketable securities, were $180,773,000 and $108,098,000 at March 31, 2003 and December 31, 2002, respectively. Net cash used in operations was $50,072,000 for the three months ended March 31, 2003. Included in the cash used in operations was the net income of $20,611,000 offset by the gain on the sale of assets of $69,232,000. In addition to this was an increase in deferred revenue of $3,821,000 partially offset by $7,135,000 of non-cash charges and gains including $7,249,000 of depreciation and amortization. Cash provided by investing activities for the three months ended March 31, 2003 was $111,836,000 including net sales of available-for-sale securities of $25,987,000 off-set by property and equipment expenditures of $6,939,000 as we continue to invest in our infrastructure and drug discovery technology. Cash provided by investing activities also includes the proceeds from the sale of certain PanVera assets, net of transaction costs, of $92,824,000. Cash provided by financing activities during the three months ended March 31, 2003 was $11,010,000 including $3,177,000 from the issuance of common stock under employee stock option and benefit plans offset by $667,000 in principal payments on capital leases and other obligations. Cash provided by financing activities also included an $8,500,000 draw down from the Novartis loan facility.

Forward-looking Statements

        This report contains forward-looking statements about our business, including our expectation that (i) we are positioned to commercialize multiple products in the coming years that we expect will generate increased revenues, (ii) our losses will continue, (iii) research and development expenses will continue to increase, but research expenses will not increase significantly over 2002 levels, (iv) the Chiron Corporation and Oregon Health Sciences University litigation will not have a material adverse effect on us, (v) we will finalize plans to share, sublet or exit the Kendall Square Lease for 290,000 square feet during the second quarter of 2003, (vi) we and our partners will begin clinical trials on a number of our development stage drug candidates during 2003, including the Phase IIb pralnacasan study in RA in the second quarter of 2003, (vii) we will select two priority drug candidates for clinical development and commercialization by year-end, (viii) 908 will be approved and launched in the U.S. in the fourth quarter of 2003, and (ix) we expect to advance more drug candidates from our Novartis collaboration into preclinical and clinical development in 2003. While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, our inability to further identify, develop and achieve commercial success for new products and technologies, the possibility of delays in the research and development necessary to select drug development candidates, the possibility of delays in the commencement or completion of clinical trials, the risk that clinical activities planned for 2003 may not be completed or adequate to provide us the data required to allow us to select two priority Vertex-driven development candidates by year-end, the risk that clinical trials may not result in marketable products, the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, including 908, our dependence upon existing and new pharmaceutical and biotechnology collaborations, the levels and timing of payments under our collaborative agreements, uncertainties about our ability to obtain new corporate collaborations on satisfactory terms, if at all, the development of competing systems, our ability to protect our proprietary technologies, patent-infringement claims, risks of new, changing and competitive technologies, the risk that there may be changing and new regulations in the U.S. and internationally and uncertainty about our ability to minimize our financial obligation under the Kendall Square Lease. Please see the "Risk Factors" appearing in our 2002 Annual Report to Stockholders and in our Form 10-K filed with the SEC on March 31, 2003 for more details regarding these and other risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Legal Proceedings

        Chiron Corporation filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Eli Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent re-examination. A Reexamination Certificate has been issued for each of the three Chiron patents-in-suit. Chiron has filed for reissue of two of the three patents-in-suit and has told us it intends to file for reissue of the third patent-in-suit. Chiron has also told us that it believes the stay should remain in effect while reissue proceedings are pending. We have told Chiron that we will oppose continuation of the stay. While the length of the stay and the final outcome of the lawsuit cannot be determined, we maintain that Chiron's claims are without merit and we intend to defend the lawsuit, if and when it resumes, vigorously.

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

Recent Accounting Pronouncements

        In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supersedes EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The standard affects the accounting for restructuring charges and related activities. The provisions of this statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on our financial position and results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis guarantees issued or modified after December 31, 2002. We have adopted FIN No. 45 and have included the new disclosure requirements in the Notes to Condensed Consolidated Financial Statements (see Note 7. Guarantees).

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into fiscal periods beginning after June 15, 2003. Although the Company does not expect the adoption of EITF 00-21 to have a material impact, we are still evaluating the potential impact of EITF 00-21 on our financial position and results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

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

Item 4.  Controls and Procedures

        Quarterly evaluation of the company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this quarterly report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

        CEO and CFO Certifications.    Attached as Exhibits 99.2 and 99.3 of this report are forms of Certification of the CEO and the CFO. The Certifications are provided in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302 Certification"). This section of our quarterly report on Form 10-Q contains the information concerning evaluation of controls which is referred to in the Section 302 Certifications, and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

        Disclosure Controls and Internal Controls.    Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Part II.    Other Information

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
99.3	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

        On March 31, 2003, we filed a report on Form 8-K under Item 5, "Other Events," reporting the adoption of a sales plan by Dr. Vicki Sato, President of Vertex.

Signature

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTEX PHARMACEUTICALS INCORPORATED
May 15, 2003	By:	/s/ IAN F. SMITH Ian F. Smith Vice President and Chief Financial Officer