Form 10-Q
period 2003-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2003-08-14
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-19319

VERTEX PHARMACEUTICALS INCORPORATED
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-3039129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 WAVERLY STREET,	02139-4242
CAMBRIDGE,	(zip code)
MASSACHUSETTS
(Address of principal executive offices)

(617) 444-6100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	76,985,948

Class	Outstanding at August 7, 2003

Vertex Pharmaceuticals Incorporated

Vertex Pharmaceuticals Incorporated

 Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2003	December 31, 2002
Assets:
Current assets:
Cash and cash equivalents	$133,410	$108,098
Marketable securities, available for sale	499,986	526,886
Accounts receivable	9,720	13,200
Prepaid expenses	4,325	4,349
Other current assets	1,801	4,039
Total current assets	649,242	656,572
Restricted cash	26,092	26,091
Property and equipment, net	86,081	95,991
Investments	18,863	26,433
Other assets	7,178	10,633
Total assets	$787,456	$815,720

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,267	$16,745
Accrued expenses and other current liabilities	20,804	29,306
Accrued interest	4,455	4,463
Obligations under capital leases	846	1,965
Deferred revenue	9,920	11,888
Accrued restructuring and other expense	38,585	—
Other obligations	2,644	230
Total current liabilities	86,521	64,597
Obligations under capital leases, excluding current portion	—	99
Collaborator development loan	13,500	5,000
Other obligations, excluding current portions	8,787	5,845
Deferred revenue, excluding current portion	50,131	46,598
Convertible subordinated notes (due September 2007)	315,000	315,000
Total liabilities	473,939	437,139
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding		—
Common stock, $0.01 par value; 200,000,000 shares authorized; 76,927,668 and 76,357,412 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	769	764
Additional paid-in capital	800,534	794,206
Accumulated other comprehensive income	4,684	6,764
Accumulated deficit	(492,470)	(423,153)
Total stockholders’ equity	313,517	378,581
Total liabilities and stockholders’ equity	$787,456	$815,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Pharmaceutical revenues:
Royalties	$2,020	$2,384	$3,941	$4,858
Collaborative research and development revenues	13,932	18,859	28,000	36,936
Discovery tools and service revenues:
Product sales and royalties	1,107	15,587	6,969	30,797
Service revenues	517	5,500	1,275	10,434
Total revenues	17,576	42,330	40,185	83,025

Costs and expenses:
Cost of royalties	667	828	1,319	1,645
Cost of product sales and royalties	871	2,662	3,590	7,252
Cost of service revenues	—	2,972	796	6,206
Research and development	50,712	46,546	103,829	93,568
Sales, general and administrative	10,202	13,348	21,654	24,443
Restructuring and other expense	44,131	—	48,030	—
Gain on sale of assets	—	—	(69,232)	—
Total costs and expenses, including gain on sale of assets	106,583	66,356	109,986	133,114
Loss from operations	(89,007)	(24,026)	(69,801)	(50,089)
Interest income	3,421	7,467	9,189	15,925
Interest expense	(4,342)	(4,460)	(8,705)	(8,922)
Net loss	$(89,928)	$(21,019)	$(69,317)	$(43,086)

Basic and diluted net loss per common share	$(1.17)	$(0.28)	$(0.91)	$(0.57)

Basic and diluted weighted average number of common shares outstanding	76,764	75,660	76,588	75,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(69,317)	$(43,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,711	11,563
Non-cash based compensation expense	1,801	1,328
Non-cash restructuring and other expense	4,395	—
Other non-cash items, net	—	1,439
Realized gains on marketable securities	(974)	(1,016)
Gain on the sale of assets	(69,232)	—
Changes in operating assets and liabilities:
Accounts receivable	5,152	2,210
Prepaid expenses	(240)	2,089
Other current assets	(359)	1,155
Accounts payable	(6,730)	(1,864)
Accrued expenses and other current liabilities	(11,510)	(7,121)
Accrued restructuring and other expense	38,585	—
Deferred revenue	3,328	(13,146)
Net cash used in operating activities	(90,390)	(46,449)
Cash flows from investing activities:
Purchase of marketable securities	(331,270)	(476,363)
Sales and maturities of marketable securities	356,568	472,057
Proceeds from the sale of assets, net	92,381	—
Expenditures for property and equipment	(14,882)	(18,258)
Restricted cash and other assets	863	(219)
Net cash provided by (used in) investing activities	103,660	(22,783)
Cash flows from financing activities:
Issuances of common stock	4,532	7,389
Proceeds from collaborator development loan	8,500	—
Principal payments on notes payable, capital leases and other obligations	(1,218)	(2,356)
Net cash provided by financing activities	11,814	5,033
Effect of changes in exchange rates on cash	228	262
Net increase (decrease) in cash and cash equivalents	25,312	(63,937)
Cash and cash equivalents—beginning of period	108,098	189,205
Cash and cash equivalents—end of period	$133,410	$125,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by Vertex Pharmaceuticals Incorporated (“Vertex” or the “Company”) in accordance with accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform with current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2003 and 2002.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended December 31, 2003. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002, which are contained in the Company’s 2002 Annual Report to its stockholders and in its Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

2. ACCOUNTING POLICIES

Basic and Diluted Loss per Common Share

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible notes. Common equivalent shares have not been included in the net loss per share calculations because their effect would be anti-dilutive. Total potential gross common equivalent shares, before applying the treasury stock method, at June 30, 2003 consist of 18,056,896 stock options outstanding with a weighted average exercise price of $23.79 and notes convertible into 3,414,264 shares of common stock at a conversion price of $92.26 per share.  Total potential common equivalent shares at June 30, 2002 consist of 15,745,902 stock options outstanding with a weighted average exercise price of $27.23 and notes convertible into 3,414,264 shares of common stock at a conversion price of $92.26 per share.

Segment Information

The Company has two operating segments: (i) Pharmaceuticals and (ii) Discovery Tools and Services. The Company’s Pharmaceuticals business seeks to discover, develop and commercialize major pharmaceutical products independently and with partners. Prior to the sale of certain assets in the first quarter of 2003, the Discovery Tools and Services business specialized in assay development, screening services, instrumentation and the manufacture and sale of proteins and reagents.  Since the asset sale, the Discovery Tools and Services business has specialized exclusively on instrumentation.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has adopted the quarterly and annual disclosure requirements of SFAS 148 as required.

In accordance with SFAS 148, the Company has adopted the disclosure-only provisions of SFAS 123 and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for all awards granted to employees. Under APB 25, provided other criteria are met, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of the grant, no compensation cost is required. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation costs are expensed over the vesting period. Subsequent changes to option terms can also give rise to compensation.

At June 30, 2003, the Company had one Employee Stock Purchase Plan (“ESPP”) and three stock-based employee compensation plans, the 1991 Stock Option Plan, the 1994 Stock and Option Plan and the 1996 Stock and Option Plan (the “Plans”). No stock-based employee compensation costs are reflected in net loss, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

For stock options granted to non-employees, the Company recognizes compensation costs in accordance with the requirements of SFAS 123, which requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value.

The following table illustrates the effect on net loss per share if the Company had applied the fair value recognition of SFAS 123 to the Company’s stock-based employee compensation.

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Net loss attributable to common shareholders, as reported	$(89,928)	$(21,019)	$(69,317)	$(43,086)
Deduct: Total additional stock-based employee compensation expense determined under the fair value based method for all awards	(12,661)	(14,592)	(27,429)	(28,417)
Pro forma net loss	$(102,589)	$(35,611)	$(96,746)	$(71,503)
Basic and diluted net loss per common share, as reported	$(1.17)	$(0.28)	$(0.91)	$(0.57)
Basic and diluted net loss per common share, pro forma	$(1.34)	$(0.47)	$(1.26)	$(0.95)

Restructuring and Other Expense

In June 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal differences between SFAS 146 and EITF 94-3 relate to the timing of recording a liability and the value of the liability recorded; SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that the liability is recorded at fair value.  The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 as required.

The Company records costs and liabilities associated with exit and disposal activities, as defined in SFAS 146, at fair value in the period the liability is incurred.  In periods subsequent to initial measurement changes to the liability are measured using the credit-adjusted risk-free rate.  In June 2003 the Company recorded costs and liabilities for exit and disposal activities related to a restructuring plan in accordance with SFAS 146.  The liability will be evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances.  Refer to Note 6 “Restructuring and Other Expense” for further information.

3. SALE OF ASSETS

On March 28, 2003, Vertex completed the sale of certain assets of the Discovery Tools and Services business including certain proprietary reagents, probes and proteins and certain biochemical and cellular assay capabilities to Invitrogen Corporation. In connection with the sale, Mirus Corporation (“Mirus”) exercised a right of first refusal with respect to shares of Mirus owned by Vertex’s wholly-owned subsidiary PanVera LLC. Additionally, on the same date, Mirus acquired certain of PanVera’s assets. The aggregate gross consideration received by PanVera for the assets conveyed was approximately $97 million in cash and assumption of certain liabilities.  PanVera is included in the Company’s Discovery Tools and Services business segment and, prior to the asset sale, provided services and products that accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. The sale did not include the instrumentation assets of the Discovery Tools and Services business segment. In connection with the sale Vertex obtained a license from Invitrogen to make and use the reagents and probes sold to Invitrogen solely for our drug discovery activities, independently and with partners, but has agreed that Vertex will not engage for a term of five years in the business of providing reagents, probes or assay development services to third parties. Vertex also agreed to purchase a minimum of $3 million of certain specified products annually from Invitrogen for three years after the completion of the sale. The prices of the products within the purchase commitment approximate fair value.

The Company recorded a gain on the PanVera asset sale of approximately $69 million in the first quarter of 2003. The gain was recorded net of transaction costs and certain accruals and receivables established for transaction bonuses payable by Vertex to former employees meeting certain employment requirements, an obligation in connection with certain annual contractual license fees under a customer agreement, estimated losses on the three year purchase commitment for anticipated payments in excess of the fair value of products expected to be purchased and an adjustment based upon the net book value of the assets sold on the closing date. Vertex has not recorded any income tax liability associated with the gain on the sale. It is anticipated that operating losses will be used to offset the taxable income generated from the sale. Accruals recorded in connection with the sale are included in other obligations, current and non-current, on the condensed consolidated balance sheets.  As of June 30, 2003 there were no adjustments recorded to the gain on sale of assets of approximately $69 million recorded in the first quarter of 2003.  In July, 2003 the Company and Invitrogen settled the net book value of the assets; no adjustments to the gain were recorded as a result of such settlement.

The purchase and sale agreement with Invitrogen requires the Company to indemnify Invitrogen against any loss that it may suffer by reason of the Company’s breach of certain representations and warranties, or its failure to perform certain covenants contained in the agreement. The representations, warranties and covenants are of a type customary in agreements of this sort. The Company’s aggregate obligations under the indemnity are, with a few exceptions which the Company believes are not material, capped at one-half of the purchase price, and apply to claims under representations and warranties made within fifteen months after closing, although there is no corresponding cap or time limit for claims made based on breaches of covenants. The Company believes the estimated fair value of these indemnification arrangements is minimal.

The financial statements for the six months ended June 30, 2003 reflect the operating results through March 28, 2003 of the assets and liabilities sold.

4. SEGMENT INFORMATION

The Company has two operating segments: (i) Pharmaceuticals and (ii) Discovery Tools and Services. The Company’s Pharmaceuticals business seeks to discover, develop and commercialize major pharmaceutical products independently and with partners. Prior to the sale of certain assets, the Discovery Tools and Services business specialized in assay development, screening services, instrumentation and the manufacture and sale of proteins and reagents.  Since the asset sale, the Discovery Tools and Services business has specialized exclusively on instrumentation.

The Company evaluates segment performance based on loss before gain on sales of assets.  The Company does not evaluate segment performance based on the segment’s total assets and therefore the Company’s assets are not reported by segment.  The following table presents, by segment, the result of operations for the three and six months ended June 30, 2003 and 2002.

(In thousands)	Pharmaceuticals	Discovery Tools and Services	Total

Three Months Ended June 30, 2003:
Revenues	$15,952	$1,624	$17,576
Restructuring and other expense	(44,131)	—	(44,131)
Reportable segment loss	$(89,774)	$(154)	$(89,928)

Three Months Ended June 30, 2002:
Revenues	$21,243	$21,087	$42,330
Reportable segment income (loss)	$(32,617)	$11,598	$(21,019)

Six Months Ended June 30, 2003:
Revenues	$31,941	$8,244	$40,185
Restructuring and other expense	(48,030)	—	(48,030)
Reportable segment loss	$(138,038)	$(511)	$(138,549)

Six Months Ended June 30, 2002:
Revenues	$41,794	$41,231	$83,025
Reportable segment income (loss)	$(63,647)	$20,561	$(43,086)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Total loss for reportable segments	$(89,928)	$(21,019)	$(138,549)	$(43,086)
Gain on sale of assets	—	—	69,232	—
Total net loss	$(89,928)	$(21,019)	$(69,317)	$(43,086)

5. COMPREHENSIVE LOSS

For the three and six months ended June 30, 2003 and 2002, respectively, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(89,928)	$(21,019)	$(69,317)	$(43,086)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable securities	(78)	1,299	(2,308)	(4,742)
Foreign currency translation adjustment	327	413	228	262
Total change in other comprehensive loss	249	1,712	(2,080)	(4,480)
Total comprehensive loss	$(89,679)	$(19,307)	$(71,397)	$(47,566)

6.  RESTRUCTURING AND OTHER EXPENSE

On June 10, 2003 Vertex announced a plan to restructure its operations in preparation for investments in advancing major products through clinical development to commercialization.  The restructuring was designed to rebalance the Company’s relative investment in research, development and commercialization, to better enable the Company to pursue its long-term objective of becoming a fully integrated major drug company.  Included in the restructuring plan was a workforce reduction, write-offs of certain assets and a facilities lease restructuring.  The approved restructuring plan included restructuring a facilities lease that the Company entered into in January 2001 for approximately 290,000 feet of laboratory and office space in Cambridge, Massachusetts, beginning in January 2003.  The Company recorded restructuring and other related expenses of $44.1 million and $48.0 million for the three and six months ended June 30, 2003, respectively.  The $48.0 million includes a liability recorded for $34.9 million of anticipated lease restructuring expense recorded in the second quarter of 2003, in addition to $3.9 million of other operating lease costs for the above-mentioned facility, recorded in the first quarter of 2003, and $2.1 million for lease operating expense incurred in the second quarter of 2003 prior to the decision to restructure the facilities lease. Additionally, the $48.0 million includes $2.6 million for severance and related employee transition benefits and $4.5 million for a write-off of leasehold improvements and other assets.

The significant components of the restructuring expenses are as follows (in thousands):

RESTRUCTURING AND OTHER EXPENSE

	Provision for the Six Months Ended June 30, 2003	Cash paid	Non-Cash Write off	Accrual as of June 30, 2003

Lease restructuring expense and other operating lease expense	$40,932	$3,534	—	$37,398
Employee severance, benefits and related costs	2,616	1,429	—	1,187
Leasehold improvements and asset impairments	4,482	—	4,482	—
Total restructuring and other expense	$48,030	$4,963	$4,482	$38,585

As a result of the Company’s restructuring plan, an expense was recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred.  The liability recorded for the anticipated lease restructuring charge was calculated using probability weighted discounted cash flows.  The Company has decided not to occupy the space under the lease agreement.  Accordingly, the probability weighted cash flows result from the Company’s assumptions and estimates regarding the potential outcomes of the anticipated lease restructuring, including contractual rental and build-out commitments, lease buy-out, time to sub-lease the space and sub-lease rental rates.  As prescribed by SFAS 146, a credit-adjusted risk-free rate was used to discount the estimated cash flows; this rate was approximately 10% for the period ending June 30, 2003.  The expense related to the lease restructuring expense and accrual requires the Company to make significant estimates and assumptions.  These estimates and assumptions will be evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances.  It is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

The severance, benefits and other related costs were recorded in accordance with SFAS 146.  The Company specifically identified all employees whose employment was to be terminated and notified them prior to the end of the quarter in which the related charge was recorded.  This restructuring plan resulted in a reduction of 111 employees, or 13% of the Company’s workforce, 66 from the Cambridge site and 45 from the San Diego site.  Of the terminated employees 59% were from research, 30% were from sales, general and administrative, who primarily supported research, and 11% were from development.

The Company estimates that approximately $25 to $30 million of the remaining accrual related to the restructuring and other expense of approximately $38.6 million will be paid out in the second half of 2003, and the balance will be paid in 2004.  The rate at which the accrual will be paid is primarily dependent on the outcome of the anticipated lease restructuring.

7. GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

As permitted under Massachusetts law, Vertex’s Articles of Organization and Bylaws provide that the Company will indemnify certain of its officers and directors for certain claims asserted against them in connection with their service as an officer or director. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased directors’ and officers’ liability insurance policies that reduce its monetary exposure and enable it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification arrangements is minimal.

Vertex customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery and development collaboration agreements. With respect to the Company’s clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator’s institution relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations arising out of the research or clinical testing of the Company’s compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for the collaborator in the event of third party claims alleging infringement of intellectual property rights. In each of the cases above, the term of these indemnification provisions generally survives the termination of the agreement, although the provision has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. Vertex has purchased insurance policies covering personal injury, property damage and general liability that reduce our exposure for indemnification and would enable us in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. As a result, the Company believes the estimated fair value of these indemnification arrangements is minimal.

8. LEGAL PROCEEDINGS

Chiron Corporation (“Chiron”) filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Eli Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. A Reexamination Certificate has been issued for each of the three Chiron patents-in-suit. Chiron has filed for reissue of the three patents-in-suit.  Chiron has requested that the stay remain in effect while the reissue proceedings are pending and the Company has opposed continuation of the stay.  While the length of the stay and the final outcome of the lawsuit cannot be determined, Vertex maintains that Chiron’s claims are without merit and intends to defend the lawsuit, if and when it resumes, vigorously. The Company believes, based on information currently available, that the ultimate outcome of the action will not have a material impact on the Company’s consolidated financial position.

On December 7, 2001, Oregon Health Sciences University filed suit against Vertex in the District Court of Oregon. The complaint in the suit seeks to name Dr. Bruce Gold, an employee of Oregon Health Sciences University, as an inventor and Oregon Health Sciences University as part owner of five of Vertex’s neurophilin patents, and associated damages. The suit stems from assays run on Vertex compounds by Dr. Gold under a sponsored research agreement in 1996. Vertex has investigated the inventorship on these patents and believes that Dr. Gold is not an inventor, Oregon Health Sciences University has no ownership interest in any of these patents, and that the claims made in the complaint are without merit.  In July 2003, the parties agreed to mediation of all claims, and the court proceedings have been stayed to permit the mediation.  Vertex intends to contest this claim vigorously. The Company believes, based on information currently available, that the ultimate outcome of the action will not have a material impact on the Company’s consolidated financial position.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability. The Company will adopt SFAS 150 in third quarter of 2003 as required.  The Company does not expect the adoption of SFAS 150 to have an impact on its financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted FIN No. 45 and has included the new disclosure requirements in the Notes to the Condensed Consolidated Financial Statements (see Note 7. Guarantees).

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a global biotechnology company with employees located in Cambridge, MA, San Diego, CA and Abingdon, UK. We have two operating segments: Pharmaceuticals and Discovery Tools and Services.

Our Pharmaceuticals business seeks to discover, develop, and commercialize major pharmaceutical products independently and with collaborators. Our proprietary, systematic, genomics-based discovery platform is designed to accelerate the discovery of new drugs and to expand intellectual property coverage of drug candidate compounds and classes of related compounds. We believe this approach, which targets gene families, has formed the basis for successful drug discovery and the advancement of drug candidates by Vertex and its collaborators.

Our first approved product is Agenerase® (amprenavir), an HIV protease inhibitor, which we co-promote with GlaxoSmithKline. We earn a royalty from GlaxoSmithKline on sales of Agenerase. Agenerase is marketed worldwide. In Japan the drug is sold under the trade name Prozei™. We have one drug candidate, 908 (GW 433908 or VX-175), for which a New Drug Application (NDA) is pending with the U.S. FDA. As with Agenerase, we will co-promote 908 with GSK and will receive milestones on approval and royalties on sales.  In addition, we have a total of 15 drug candidates in clinical or pre-clinical development including drug candidates focused on infectious diseases, autoimmune and inflammatory diseases and cancer, as well as other drug candidates targeting neurological disorders and genetic disorders. We intend to independently develop and commercialize certain of our own products for high-value markets where we can effectively reach large patient populations with a sales force focused on specialists. At the same time, we are collaborating with partners to develop and market other Vertex-discovered products for selected major therapeutic areas. We have significant collaborations with major pharmaceutical companies, including Novartis, Aventis, GlaxoSmithKline and Serono, to develop and commercialize drug candidates serving markets where we believe our partner can more effectively compete. In these collaborations, we have retained rights to development milestone payments, license fees, and royalty payments.

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

On March 28, 2003, we completed the sale to Invitrogen Corporation of certain assets of the Discovery Tools and Services business including certain proprietary reagents, probes and proteins and certain biochemical and cellular assay capabilities.  The aggregate gross consideration received by PanVera for the assets conveyed was approximately $97 million in cash and assumption of certain liabilities. In connection with the PanVera asset sale, we obtained a license from Invitrogen to make and use the reagents and probes sold to Invitrogen solely for our drug discovery activities, independently and with partners, but have agreed that we will not engage for a term of five years in the business of providing reagents, probes, or assay development services to third parties. We also agreed to a minimum purchase commitment of $3 million of products annually from Invitrogen for three years after the completion of the asset sale. We recorded a gain of $69 million on the sale in the first quarter of 2003.  The sale did not include the instrumentation assets of the Discovery Tools and Services business segment.  Since the sale, the Discovery Tools and Services business has specialized exclusively in instrumentation.

On June 10, 2003 the Company announced a plan to restructure our operations in preparation for investment in advancing major products through clinical development to commercialization.  The restructuring was designed to rebalance our relative investment in research, development and commercialization, to better enable Vertex to pursue its long-term objective of becoming a fully integrated major drug company.  Included in the restructuring plan was a workforce reduction, write-offs of certain assets and a facilities lease restructuring.  The approved restructuring plan included restructuring a facilities lease that the Company entered into in January 2001 for approximately 290,000 feet of laboratory and office space in Cambridge, Massachusetts, beginning in January 2003.  We recorded restructuring and other related expenses of $48.0 million for the six months ended June 30, 2003.  This includes $34.9 million of anticipated lease restructuring costs, $3.9 million of operating lease costs for the above-mentioned facility recorded in the first quarter of 2003 and $2.1 million of lease operating expense incurred prior to approval of the facilities lease restructuring and recorded in the second quarter of 2003.  Additionally, the $48.0 million includes  $2.6 million for severance and related benefits and $4.5 million for a write-off of leasehold improvements and other assets.

We expect that over the long term our restructuring plan will provide more flexibility for business investment and further enable us to drive our clinical candidates forward.  We expect that the employee restructuring will save approximately $20 to $25 million in internal operating costs on an annual basis.  However, we do expect to re-direct all or a portion of these research related savings and increase our investment in clinical development in future years.  Additionally, our decision to restructure the facilities lease will potentially relieve us of a future obligation estimated to be in excess of $20 million per year in facilities operating expense.

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

In December 2001, the SEC requested that all registrants discuss their “critical accounting policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. A “critical accounting policy” is a policy that is both important to the portrayal of the Company’s financial conditions and results, and requires management’s most difficult, subjective or complex judgments and estimates. While our significant accounting polices are more fully described in Note 2 to our condensed consolidated financial statements in this Form 10-Q and Note B to our consolidated financial statements included in our 2002 Annual Report on Form 10-K filed with the SEC on March 31, 2003, we consider our policies for recording costs and liabilities associated with exit and disposal activities, revenue recognition and research and development policies critical and therefore we separately outline these policies below.

Our policy for recording costs and liabilities associated with exit and disposal activities is in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). We record costs and liabilities associated with exit and disposal activities at fair value in the period the liability is incurred.  In periods subsequent to initial measurement changes to the liability will be measured using the credit-adjusted risk-free rate.  In June 2003 we recorded costs and liabilities for exit and disposal activities related to a restructuring plan. Included in the restructuring plan was a workforce reduction, write-offs of certain assets and a facilities lease restructuring.  The approved restructuring includes restructuring a facilities lease agreement that we entered into in January 2001 for approximately 290,000 feet of laboratory and office space in Cambridge, Massachusetts.  We have decided not to occupy the leased space. The charge for the anticipated lease restructuring is the most significant component of the total restructuring charge and requires significant judgments and assumptions by management.  The anticipated lease restructuring charge was calculated using probability weighted discounted cash flows.  The probability weighted cash flows result from management’s assumptions and estimates regarding the potential outcome of the anticipated lease restructuring.  In estimating the liability we considered several potential outcomes of the anticipated lease restructuring, including a sub-lease of the entire space, a buy-out of our obligation, partial sub-leases by multiple parties, and other iterations of these same outcomes.  Also included in these potential outcomes is consideration for the required build-out commitment of the space.  These potential outcomes of the lease restructuring and the associated probability weighted discounted cash flows required us to make significant assumptions and estimates, including contractual rental and build out commitments, lease buy-out, time to sub-lease the space and sub-lease rental rates.  In accordance with SFAS 146, a credit-adjusted risk-free rate was used to discount our estimated cash flows; this rate was approximately 10% for the period ending June 30, 2003.  It is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of such adjustments could be material.  For example if sub-lease rental rates differ from our initial assumption by a factor of approximately 5% to 10% in either direction, our recorded liability will be negatively or positively adjusted by approximately $3.6 million to $7.0 million.  If the time to finalize the restructuring is delayed by six months from our estimated completion date, the impact could be as high as $6 million in additional liability, or more if there is further delay. Similarly, a resolution of the anticipated lease restructuring that is more rapid than initially estimated could result in a savings credit.  The liability and charge reflected in our results of operations and statement of financial condition for the period ended June 30, 2003 represents our best judgment of those assumptions and estimates most appropriate in measuring the outcome of the anticipated lease restructuring.  We will review our assumptions and judgments related to the anticipated lease restructuring on at least a quarterly basis and make whatever modifications we believe are necessary to reflect any changed circumstances, until the outcome is finalized.

Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”).  Our Pharmaceuticals business generates revenue mainly from collaborative research and development agreements and royalty agreements, while our Discovery Tools and Services business generated revenue mainly from product sales, assay development and screening services. As a result of the PanVera asset sale, we expect the majority of our near term revenue to be generated from our Pharmaceuticals business.

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

Revenue from biotechnology products and certain instrumentation system sales is recognized upon shipment, when the title to the product and associated risk of loss has passed to the customer, collectibility is reasonably assured and, if applicable, upon acceptance when acceptance criteria are specified, or upon expiration of the acceptance period. Sales under long-term production contracts are recognized using percentage of completion accounting, based on actual costs incurred to date compared to total estimated costs to complete. Changes in estimates of costs to complete will impact revenue recognition under the percentage of completion accounting model in the period the change becomes known and all future periods are then adjusted accordingly. Funding for the development of prototype instrumentation systems is recognized ratably over the term of the related development agreements, which approximates costs incurred. Milestones related to delivery of the components of the prototype systems are recognized when earned, as evidenced by written acknowledgement of acceptance from the customer.

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

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002

Our net loss for the three months ended June 30, 2003 was $89,928,000 or $1.17 per basic and diluted common share, compared to a net loss of $21,019,000 or $0.28 per basic and diluted common share for the three months ended June 30, 2002.  Included in the net loss for the quarter ended June 30, 2003 is restructuring and other expense of $44,131,000.

In the second quarter of 2003, Pharmaceuticals revenue was comprised of $2,020,000 in royalties and $13,932,000 in collaborative research and development revenue, as compared with $2,384,000 in royalties and $18,859,000 in collaborative research and development revenue in the second quarter of 2002.

Pharmaceuticals royalties consist of Agenerase royalty revenue. Agenerase royalty revenue is based on actual and estimated worldwide net sales of Agenerase.

Collaborative research and development revenue consists of research support payments, development reimbursements, milestones and amortization of previously received up-front or license payments. Collaborative research and development revenue decreased $4,927,000, or 26%, to $13,932,000 for the three months ended June 30, 2003 as compared with $18,859,000 for the three months ended June 30, 2002. The decrease is primarily the result of the conclusion of certain research and development collaborations in late 2002. Our research programs with Taisho, Schering and Eli Lilly concluded in 2002. Our collaboration with Novartis generated $10,731,000 and $10,434,000 of revenue in the three months ended June 30, 2003 and 2002, respectively.

In the second quarter of 2003, Discovery Tools and Services revenue was comprised of $1,107,000 in product sales and royalties and $517,000 in service revenue, as compared with $15,587,000 in product sales and royalties and $5,500,000 in service revenue in the second quarter of 2002.

Product sales and royalties include instrumentation sales, technology licensing and biotechnology product sales.  Product sales and royalties in our Discovery Tools and Services business decreased $14,480,000, or 93%, to $1,107,000 for the three months ended June 30, 2003 from $15,587,000 for the three months ended June 30, 2002.

Service revenue includes assay development, screening services and contracted product development.  Services revenue decreased $4,983,000, or 91%, to $517,000 for the three months ended June 30, 2003 from $5,500,000 for the three months ended June 30, 2002.

The decrease in product sales and royalty revenue and service revenue for the three months ended June 30, 2003 as compared with the three months ended June 30, 2002 is primarily a result of the sale of certain assets of the Discovery Tools and Services business completed on March 28, 2003.  Included in the sale were certain proprietary reagents, probes and proteins and certain biochemical and cellular assay capabilities.  The instrumentation assets of the Discovery Tools and Services business were retained.  As a result of the sale, we expect product sales and royalties to continue to be lower as compared with the prior year, however, we do expect the instrumentation assets to contribute to revenue. Service revenue for the second quarter of 2003 related to work completed for certain contracts of the Discovery Tools and Services business that are not expected to be replaced.

Pharmaceutical royalty costs of $667,000 and $828,000 in the second quarter of 2003 and 2002, respectively, consists of royalty payments on the sale of Agenerase.

Cost of product sales and royalties decreased $1,791,000, or 67%, to $871,000 for the three months ended June 30, 2003 from $2,662,000 for the three months ended June 30, 2002. The decrease is attributable to the decrease in our product sales and royalties revenue.

For the three months ended June 30, 2003 there were no costs related to service revenue.  The service revenue for the second quarter 2003 primarily relates to the completion of a certain contract from our Discovery Tools and Services business.  In accordance with our revenue recognition policy we recognized the revenue associated with this contract upon customer acceptance.  Although work was completed on this contract in the first quarter of 2003, customer acceptance was not received until the second quarter of 2003.  The costs incurred for the completion of this contract were not significant.  Cost of service revenue in our Discovery Tools and Services business for the three months ended June 30, 2002 was $2,972,000.

Research and development costs for the three months ended June 30, 2003 increased $4,166,000 or 9%, to $50,712,000 from $46,546,000 for the three months ended June 30, 2002, primarily due to our increased development investment to advance Vertex driven drug candidates and the early development costs of kinase inhibitors from our Novartis collaboration.  Our research investment in the second quarter of 2003 was relatively consistent with the second quarter of 2002.  Our development investment was focused primarily on the advancement of our second generation p38 MAP kinase, IMPDH, HCV protease and ICE inhibitors and on the development of our novel kinase inhibitors from our collaboration with Novartis, which were selected for pre-clinical and clinical development in late 2002. We currently are concentrating development efforts on large market opportunities such as certain inflammatory, autoimmune and infectious diseases. Additionally, we continue to invest in our multi-target gene family research programs, of which our kinases program is the most advanced, along with other target families such as ion channels and proteases.  The timing of development investment is primarily dependent on the timing and success of clinical trials. The main drivers of our development investment in 2003 are the preparation and performance of phase I clinical trials for VX-765 (ICE inhibitor) and VX-950 (HCV protease inhibitor), phase II clinical trials for VX-702 (p38 MAP Kinase inhibitor) and VX-148 (IMPDH inhibitor for Psoriasis), and continued development investment in our kinase compounds under our Novartis collaboration.

We have 15 drug candidates in development targeting a range of major diseases. Our collaborative partners have agreed to fund portions of our research and development programs and/or to conduct certain research and development related to certain drug candidates. The following table details our Collaborator and Company-sponsored research and development expenses for the three months ended June 30 (in thousands):

	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002
	Research	Development	Total	Research	Development	Total

Collaborator-Sponsored	$14,314	$4,906	$19,220	$14,558	$8,318	$22,876
Company-Sponsored	14,978	16,514	31,492	15,994	7,676	23,670
Total	$29,292	$21,420	$50,712	$30,552	$15,994	$46,546

Sales, general and administrative expenses decreased $3,146,000, or 24%, to $10,202,000 for the three months ended June 30, 2003 from $13,348,000 for the three months ended June 30, 2002.  The decrease is primarily related to a reduction in personnel as a result of the disposition of certain assets and liabilities of PanVera LLC in the first quarter of 2003.  We expect sales, general and administrative expense for the rest of the year to remain consistent with the second quarter of 2003.

Restructuring and other expense for the three months ended June 30, 2003 was $44,131,000.  This includes $34.9 million for anticipated lease restructuring expense, $2.6 million for severance and related benefits, $4.5 million from a write-off of leasehold improvements and other assets, and $2.1 million of lease operating expense incurred prior to the decision to restructure a facilities lease.  The Company will incur the carrying costs of the restructuring accrual on a quarterly basis at the credit-adjusted risk-free rate.

Interest income decreased $4,046,000 or 54%, to $3,421,000 for the three months ended June 30, 2003 from $7,467,000 for the three months ended June 30, 2002. The decrease is a result of lower funds invested and lower portfolio yields.

Interest expense decreased $118,000, or 3%, to $4,342,000 for the three months ended June 30, 2003 from $4,460,000 for the three months ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002

Our net loss for the six months ended June 30, 2003 was $69,317,000, or $0.91 per basic and diluted common share, compared to a net loss of $43,086,000 or $0.57 per basic and diluted common share for the six months ended June 30, 2002.  Included in the net loss for the six months ended June 30, 2003 is the gain on the sale of assets that was recorded in the first quarter of 2003 of $69,232,000 and restructuring and other expense of $48,030,000.

For the six months ended June 30, 2003, Pharmaceuticals revenue was comprised of $3,941,000 in royalties and $28,000,000 in collaborative research and development revenue, as compared with $4,858,000 in royalties and $36,936,000 in collaborative research and development revenue for the six months ended June 30, 2002.

Collaborative research and development revenue decreased $8,936,000, or 24%, to $28,000,000 for the six months ended June 30, 2003 as compared with $36,936,000 for the six months ended June 30, 2002. The decrease is primarily the result of the conclusion of certain research and development collaborations in late 2002. Our research programs with Taisho, Schering and Eli Lilly concluded in 2002. Our collaboration with Novartis generated $21,217,000 and $20,466,000 of revenue in the six months ended June 30, 2003 and 2002, respectively.

For the six months ended June 30, 2003, Discovery Tools and Services revenue was comprised of $6,969,000 in product sales and royalties and $1,275,000 in service revenue, as compared with $30,797,000 in product sales and royalties and $10,434,000 in service revenue for the six months ended June 30, 2002.

Product sales and royalties decreased $23,828,000 or 77%, to $6,969,000 for the six months ended June 30, 2003 from $30,797,000 for the six months ended June 30, 2002.

Services revenue decreased $9,159,000 or 88%, to $1,275,000 for the six months ended June 30, 2003 from $10,434,000 for the six months ended June 30, 2002.

The decrease in product sales and royalty revenue and service revenue is a result of the sale of certain assets of the Discovery Tools and Services business.  The sale of these assets resulted in decreased product sales and royalty revenue and service revenue for the six months ended June 30, 2003 as compared with the six months ended June 30, 2002.  Additionally, prior to the sale there was a continued strategic shift of certain resources and technologies from our Discovery Tools and Services business to our Pharmaceuticals business.

Pharmaceutical royalty costs of $1,319,000 and $1,645,000 in the second quarter of 2003 and 2002, respectively, consists of royalty payments on the sale of Agenerase.

Cost of product sales and royalties decreased $3,662,000, or 50%, to $3,590,000 for the six months ended June 30, 2003 from $7,252,000 for the six months ended June 30, 2002. The decrease is primarily attributable to the decrease in our product sales and royalties revenue.

Cost of service revenue in our Discovery Tools and Services business decreased $5,410,000, or 87%, to $796,000 for the six months ended June 30, 2003 from $6,206,000 for the six months ended June 30, 2002. The decrease is primarily a result of the decrease in services revenue.

Research and development costs for the six months ended June 30, 2003 increased $10,261,000, or 11%, to $103,829,000 from $93,568,000 for the six months ended June 30, 2002, primarily due to our increased development investment to advance Vertex driven drug candidates and the early development cost of kinase inhibitors from our Novartis collaboration.  Our development investment was focused primarily on the advancement of our second generation p38 MAP kinase, IMPDH, HCV protease and ICE inhibitors and on the development of our novel kinase inhibitors from our collaboration with Novartis, which were selected for pre-clinical and clinical development in late 2002.

We have 15 drug candidates in development targeting a range of major diseases. Our collaborative partners have agreed to fund portions of our research and development programs and/or to conduct certain research and development related to certain drug candidates. The following table details our Collaborator and Company-sponsored research and development expenses for the six months ended June 30 (in thousands):

	For the Six Months Ended June 30, 2003			For the Six Months Ended June 30, 2002
	Research	Development	Total	Research	Development	Total

Collaborator-Sponsored	$29,538	$9,750	$39,288	$29,221	$15,742	$44,963
Company-Sponsored	31,558	32,983	64,541	31,235	17,370	48,605
Total	$61,096	$42,733	$103,829	$60,456	$33,112	$93,568

To date we have incurred in excess of $937,000,000 in research and development costs associated with drug discovery and development.

Sales, general and administrative expenses decreased $2,789,000, or 11%, to $21,654,000 for the six months ended June 30, 2003 from $24,443,000 for the six months ended June 30, 2002.  The decrease is primarily related to a reduction in personnel as a result of the disposition of certain assets and liabilities of PanVera LLC in the first quarter of 2003.

Restructuring and other expense for the six months ended June 30, 2003 was $48,030,000.  This includes a liability recorded for $34.9 million of anticipated lease restructuring expense recorded in the second quarter of 2003, $3.9 million of operating lease costs recorded in the first quarter of 2003, and $2.1 million for lease operating expense incurred in the second quarter of 2003 prior to our decision to restructure the facilities lease.  Additionally, the $48.0 million includes $2.6 million for severance and related employee transition benefits and $4.5 million for a write-off of leasehold improvements and other assets.

The significant components of the restructuring expenses are as follows (in thousands):

RESTRUCTURING AND OTHER EXPENSE

	Provision for the Six Months Ended June 30, 2003	Cash	Non-Cash Write-off	Accrual as of June 30, 2003

Lease restructuring expense and other operating lease costs	$40,932	$3,543	—	$37,398
Employee severance, benefits and related costs	2,616	1,429	—	1,187
Leasehold improvements and asset impairments	4,482	—	4,482	—
Total restructuring and other expense	$48,030	$4,963	$4,482	$38,585

As a result of our restructuring plan, an expense was recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred.  The expense related to the anticipated lease restructuring expense and accrual requires us to make significant estimates and assumptions.  These estimates and assumptions will be monitored on at least a quarterly basis for changes in circumstances.  It is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

This restructuring plan resulted in a reduction of 111 employees, or 13% of our workforce, 66 from our Cambridge site and 45 from our San Diego site.  Of the terminated employees 59% were from research, 30% were from sales, general and administrative, who primarily supported research, and 11% were from development.

At June 30, 2003, we had an accrued restructuring and other liability of $38.6 million.  This primarily consists of the anticipated costs associated with the expected restructuring of the lease agreement.

                Interest income decreased $6,736,000, or 42%, to $9,189,000 for the six months ended June 30, 2003 from $15,925,000 for the six months ended June 30, 2002. The decrease is a result of lower funds invested and lower portfolio yields. Included in interest income at June 30, 2003 are realized gains of $974,000 from the sale of marketable securities.

Interest expense decreased to $8,705,000 for the six months ended June 30, 2003 from $8,922,000 for the six months ended June 30, 2002.

We recorded a gain on the sale of assets of $69,232,000 in the first quarter of 2003. This is a result of the completion of the sale of certain PanVera LLC assets to Invitrogen Corporation. PanVera was included in the Discovery Tools and Services business segment and provided services and products to accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries. The sale did not include the instrumentation assets of the Discovery Tools and Services business segment. The transaction closed on March 28, 2003.

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

Set forth below is a description of our drug candidates currently in preclinical and clinical development:

VERTEX-DRIVEN PROGRAMS

Drug	Clinical Indications	Phase	Program	Collaborator

Infectious Disease
Merimepodib (VX-497)	Chronic hepatitis C	II	IMPDH	—
VX-950	Chronic hepatitis C	Preclin	Hepatitis C protease
Inflammation and Autoimmune Disease
VX-148	Psoriasis; autoimmune diseases	II	IMPDH	—
VX-702	Acute Coronary Syndromes,	II	p38 MAP Kinase	Kissei (Far East only)
Inflammatory diseases
VX-765	Inflammatory diseases	I	ICE	—
VX-944	Autoimmune diseases	I	IMPDH	—
VX-850	Inflammatory diseases	Preclin	p38 MAP Kinase
Genetic Disorders
VX-563	Multiple indications	I	Histone Deacetylase	—

PARTNER-DRIVEN PROGRAMS

Drug	Clinical Indications	Phase	Program	Collaborator

Infectious Disease
VX-175 (GW433908 or 908)	HIV	NDA/MAA filed	HIV	GlaxoSmithKline
VX-385	HIV	I	HIV	GlaxoSmithKline
VX-799	Sepsis	Preclin	Caspases	Serono
Inflammation and Autoimmune Disease
Pralnacasan (VX-740)	Rheumatoid arthritis (RA);	II	ICE	Aventis
	osteoarthritis (OA);	II
	psoriasis;	II
other inflammatory diseases

Cancer
VX-528	Oncology	Preclin	Kinase	Novartis
VX-680	Oncology	Preclin	Kinase	Novartis
Neurology
VX-608	Stroke and other neurological indications	Preclin	Kinase	Novartis

In 2003, our clinical and commercial teams are focused on key development activities for five major Vertex-driven programs where we currently retain most or all of the downstream commercial rights as well as on early development of kinase inhibitors from our Novartis collaboration where we can earn significant development milestones.

VX-148 is in Phase II clinical development for the treatment of psoriasis, a chronic autoimmune disease affecting nearly 7 million people in the U.S., one million of whom have moderate-to-severe plaque psoriasis, according to the National Psoriasis Foundation.  A safe, oral therapy would provide an important new treatment option for patients with moderate to severe psoriasis.

VX-702 is a p38 MAP kinase inhibitor targeting treatment of inflammatory diseases including acute coronary syndromes (ACS). P38 MAP kinase inhibition represents a novel approach directed at the underlying inflammatory response observed in acute cardiovascular events, which afflict nearly 1.9 million patients in the U.S. each year. We began a Phase II study in ACS in the second quarter of 2003. Additionally, we are continuing to evaluate the compound profile of VX-702 to assess the potential development of the compound in one or more chronic diseases.

VX-765 is an oral ICE inhibitor that entered Phase I clinical evaluation targeting inflammatory diseases in the second quarter of 2003. Our first ICE inhibitor, pralnacasan, has demonstrated excellent tolerability in clinical studies being conducted by our collaborator Aventis.  Pralnacasan has shown clinical benefit in patients with rheumatoid arthritis, is also being tested in osteoarthritis patients, and testing will begin in psoriasis patients later in the year.

VX-950 represents a new class of antiviral drugs that could directly inhibit hepatitis C viral replication. We believe that direct antiviral therapies for hepatitis C viral infection have the potential to be an important new treatment option. We expect to begin Phase I clinical studies of VX-950 in early 2004.

VX-563 is a small molecule modulator of gene expression currently in Phase I clinical evaluation. By increasing the expression of proteins absent or deficient in certain disorders, VX-563 may provide a novel approach for the treatment of sickle cell and other genetic diseases.

Based on clinical activities planned or underway for 2003, we expect to gain clinical data that will help us prioritize two drug candidates from our Vertex-driven portfolio as priority candidates for full clinical development and commercialization by Vertex in the U.S and potentially elsewhere.

Partnerships have played an important role in the growth and advancement of our pipeline. Our first drug, the HIV protease inhibitor Agenerase, was developed and commercialized in collaboration with GlaxoSmithKline (GSK). Our most advanced drug candidate in development, currently named 908 or VX-175, is an HIV protease inhibitor partnered with GSK.  We anticipate that 908 will be approved in the United States during the fourth quarter of 2003. We believe that 908’s convenient dosing regimen, low pill count and good tolerability will make it competitive with market-leading HIV protease inhibitors.  Vertex holds the right to co-promote 908 with GSK upon approval.

Vertex and Aventis are making clinical progress with pralnacasan, a first-in-class, oral anti-cytokine therapy which has shown anti-inflammatory effects in Phase II clinical studies of patients with rheumatoid arthritis (RA). Aventis initiated a 400-patent Phase IIb study in patients with RA in the second quarter of 2003. Aventis has also initiated a 400-patient Phase II proof-of-concept study of pralnacasan in osteoarthritis (OA), a debilitating disease that afflicts an estimated 240 million people worldwide. Patient enrollment for this study was completed in April 2003.  Additionally, Aventis has announced that it will also expand development of pralnacasan into a third indication – psoriasis.

We expect to continue to advance drug candidates from our program with Novartis into preclinical and clinical development in 2003. To date we have selected three drug candidates for preclinical development. We are responsible for clinical proof-of-concept testing of all drug candidates advanced. Novartis created a $200,000,000 loan facility to support certain clinical studies. The loans are interest-free and Novartis will forgive the full amount of any advances with respect to a particular drug candidate if Novartis accepts that drug candidate for development under the agreement.  We are currently engaged in pre-clinical activities for the kinase compounds advanced to date.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through strategic collaborative agreements, strategic technology alliances, revenues from assay development and screening services, product sales, royalties, public offerings and private placements of our equity and debt securities, equipment and facilities financing, investment income and the sale of certain assets of our Discovery Tools and Services business. With the approval and launch of Agenerase in April 1999, we began receiving product royalty revenues. In 2000, we completed private placements of convertible subordinated notes. At June 30, 2003 we had cash and marketable securities of $633,396,000 and convertible debt of $315,000,000 repayable in September 2007.

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

We have a substantial cash and marketable securities balance to help fund our operations.  We will rely on cash receipts from research funding, development reimbursements and potential milestone payments from our existing collaborators as we continue to advance our research and development programs in 2003.  We also expect to continue to draw down on the Novartis loan facility to fund certain development activities for drug candidates in the kinase program. The Novartis loan facility is for an aggregate of $200,000,000, which we may draw down in amounts aggregating up to $25,000,000 for each drug candidate. The loans are interest free and Novartis will forgive the full amount of any advances with respect to a particular drug candidate if Novartis accepts that drug candidate for development under the agreement.  If a drug candidate is not selected by Novartis for development we will be required to repay the interest-free loan for that drug candidate at the conclusion of the research and early development period.  To help finance our substantial cash needs in the future, we anticipate entering into additional strategic collaborations.  Our collaboration with Taisho, and our research programs with Schering and Eli Lilly reached conclusion during 2002.  In 2002, we did not enter into any new strategic collaborations.  Funding to be received from existing collaborators therefore will be lower in 2003 than in 2002.

To the extent that our current cash and marketable securities, in addition to the above-mentioned sources, are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of securities or other methods of financing. We will continue to focus on our capital structure and consider financing opportunities to strengthen our long term liquidity profile. There can be no assurance that such financing will be available on acceptable terms, if at all.

In the first quarter of 2003 we completed the sale of certain assets of our Discovery Tools and Services business.  The gross consideration received for the assets conveyed was approximately $97 million in cash (of which $95 million was received as of June 30, 2003).  We will use the cash proceeds from the sale to fund our operations.

In the second quarter of 2003 we undertook plans to restructure our operations in preparation for investments in advancing major products through clinical development to commercialization.  As part of the restructuring of our operations in June 2003 we approved a plan to restructure a facilities lease.  We recorded an expense for restructuring and other related expenses of $44.1 million and $48.0 million for the three and six months ended June 30, 2003, respectively.  The remaining accrual at June 30, 2003 related to the restructuring was $38.6 million, which includes $37.4 million related to the lease restructuring and $1.2 million related to severance and other related costs.  We expect that up to $25 to $30 million may be spent in the second half of 2003, and the remainder in 2004.  The rate of such expenditure will be primarily dependent upon the anticipated lease restructuring.

Our aggregate cash and marketable securities at June 30, 2003, decreased $1,588,000, to $633,396,000 from $634,984,000 at December 31, 2002. Cash and cash equivalents, which are included in cash and marketable securities, were $133,410,000 and $108,098,000 at June 30, 2003 and December 31, 2002, respectively.  Net cash used in operations was $90,390,000 for the six months ended June 30, 2003. Included in the cash used in operations was the net loss of $69,317,000 offset by the gain on the sale of assets of $69,232,000. In addition to this was an increase in deferred revenue of $3,328,000 partially offset by $19,933,000 for non-cash charges and gains including $14,711,000 of depreciation and amortization. Cash provided by investing activities for the six months ended June 30, 2003 was $103,660,000 including net sales of available-for-sale securities of $25,298,000 off-set by property and equipment expenditures of $14,882,000 as we continue to invest in our infrastructure and drug discovery technology. Cash provided by investing activities also includes the proceeds from the sale of certain PanVera assets, net of transaction costs, of $92,381,000. Cash provided by financing activities during the three months ended June 30, 2003 was $11,814,000 including $4,532,000 from the issuance of common stock under employee stock option and benefit plans offset by $1,218,000 in principal payments on capital leases and other obligations. Cash provided by financing activities also included an $8,500,000 draw down from the Novartis loan facility.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about our business, including our expectation that (i) we are positioned to commercialize multiple products in the coming years that we expect will generate increased revenues, (ii) our losses will continue, (iii) we anticipate entering into additional strategic collaborations, (iv) the Chiron Corporation and Oregon Health Sciences University litigation will not have a material adverse effect on us, (v) we expect that our restructuring plan will provide more flexibility for business investment and enable us to move our clinical candidates forward, (vi) we and our partners will begin clinical trials on a number of our development stage drug candidates during 2003 and early 2004, (vii) we will select two priority drug candidates for clinical development and commercialization by year-end, (viii) 908 will be approved and launched in the U.S. in the fourth quarter of 2003, (ix) we expect to advance more drug candidates from our Novartis collaboration into preclinical and clinical development in 2003, (x) we expect sales, general and administrative expense for the rest of 2003 to remain consistent with the second quarter of 2003, (xi) as a result of the restructuring we expect to incur $25-$30 million of the expense accrued for the facilities restructuring costs  in 2003, and the balance in 2004, and (xii) we expect to realize savings in internal operating costs, including facilities operating costs, and offset some or all of those savings with increased investment in clinical development. While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, our inability to further identify, develop and achieve commercial success for new products and technologies, the possibility of delays in the research and development necessary to select drug development candidates, the possibility of delays in the commencement or completion of clinical trials, the risk that clinical activities planned for 2003 may not be completed or adequate to provide us the data required to allow us to select two priority Vertex-driven development candidates by year-end, the risk that clinical trials may not result in marketable products, the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, including 908, our dependence upon existing and new pharmaceutical and biotechnology collaborations, the levels and timing of payments under our collaborative agreements, uncertainties about our ability to obtain new corporate collaborations on satisfactory terms, if at all, the development of competing systems, our ability to protect our proprietary technologies, patent-infringement claims, risks of new, changing and competitive technologies, the risk that there may be changing and new regulations in the U.S. and internationally, uncertainties about the amount and timing of any savings realized as a result of our approved restructuring plan and uncertainty about our ability to restructure our facilities lease on terms consistent with the assumption and estimates used by management to calculate the amount of restructuring and other expense. Please see the “Risk Factors” appearing in our 2002 Annual Report to Stockholders and in our Form 10-K filed with the SEC on March 31, 2003 for more details regarding these and other risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

LEGAL PROCEEDINGS

Chiron Corporation (“Chiron”) filed suit on July 30, 1998 against Vertex and Eli Lilly and Company in the United States District Court for the Northern District of California, alleging infringement by the defendants of three U.S. patents issued to Chiron. The infringement action relates to research activities by the defendants in the hepatitis C viral protease field and the alleged use of inventions claimed by Chiron in connection with that research. Chiron has requested damages in an unspecified amount, as well as an order permanently enjoining the defendants from unlicensed use of the claimed Chiron inventions. During 1999, Chiron requested and was granted a reexamination by the U.S. Patent and Trademark Office of all three of the patents involved in the suit. Chiron also requested and, over the opposition of Vertex and Eli Lilly, was granted a stay in the infringement lawsuit, pending the outcome of the patent reexamination. A Reexamination Certificate has been issued for each of the three Chiron patents-in-suit. Chiron has filed for reissue of the three patents-in-suit.  Chiron has requested that the stay remain in effect while the reissue proceedings are pending and the Company has opposed continuation of the stay.  While the length of the stay and the final outcome of the lawsuit cannot be determined, Vertex maintains that Chiron’s claims are without merit and intends to defend the lawsuit, if and when it resumes, vigorously. We believe, based on information currently available, that the ultimate outcome of the action will not have a material impact on the Company’s consolidated financial position.

On December 7, 2001 Oregon Health Sciences University filed suit against Vertex in the District Court of Oregon. The complaint in the suit seeks to name Dr. Bruce Gold, an employee of Oregon Health Sciences University, as an inventor and Oregon Health Sciences University as part owner of five of Vertex’s neurophilin patents, and associated damages. The suit stems from assays run on Vertex compounds by Dr. Gold under a sponsored research agreement in 1996. Vertex has investigated the inventorship on these patents and believes that Dr. Gold is not an inventor, Oregon Health Sciences has no ownership interest in any of these patents, and that the claims made in the complaint are without merit.  In July 2003, the parties agreed to mediation of all claims, and the court proceedings have been stayed to permit the mediation.  Vertex intends to contest this claim vigorously. We believe, based on information currently available, that the ultimate outcome of the action will not have a material impact on the Company’s consolidated financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability. We will adopt SFAS 150 in the third quarter of 2003 as required.  We do not expect SFAS 150 to have an impact on our financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” (“FIN 45”).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis guarantees issued or modified after December 31, 2002.  We have adopted FIN No. 45 and have included the new disclosure requirements in the Notes to Condensed Consolidated Financial Statements (see Note 7. Guarantees).

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).  EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into fiscal periods beginning after June 15, 2003.  The adoption of EITF 00-21 did not have a material effect on our consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of its investment portfolio, Vertex owns financial instruments that are sensitive to market risks. The investment portfolio is used to preserve Vertex’s capital until it is required to fund operations, including Vertex’s research and development activities. None of these market risk sensitive instruments are held for trading purposes. Vertex does not have derivative financial instruments in its investment portfolio.

INTEREST RATE RISK

Vertex invests its cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes and money market instruments. These investments are denominated in U.S. dollars. All of its interest-bearing securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Substantially all of Vertex’s investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and Vertex has implemented guidelines limiting the term to maturity of its investment instruments. Due to the conservative nature of these instruments, Vertex does not believe that it has a material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls.  As of the end of the period covered by this quarterly report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

CEO and CFO Certifications.  Attached as Exhibits 31.1 and 31.2 of this report are forms of Certification of the CEO and the CFO. The Certifications are provided in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of our quarterly report on Form 10-Q contains the information concerning evaluation of controls which is referred to in the Section 302 Certifications, and should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.  Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.  The company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.  The evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this quarterly report. In the course of our controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. We intend to perform this type of evaluation on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our quarterly reports on Form 10-Q and our Annual Report on Form 10-K. Our Internal Controls are also evaluated on an ongoing basis by personnel in our Finance organization and in connection with the preparation of our quarterly and annual financial statements. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the company’s Internal Controls, or whether the company had identified any acts of fraud involving personnel who have a significant role in the company’s Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of the quarterly report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in our controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

There were no changes to our Internal Controls during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Conclusions.  Based upon the Controls Evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective to ensure that material information relating to Vertex and its consolidated subsidiaries is made known to management, including the CEO and CFO, as of the end of the period covered by this quarterly report on Form 10-Q, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s Annual Meeting of Stockholders was held on May 21, 2003.

The stockholders elected Bruce I. Sachs and Eric K. Brandt to the class of directors whose term expires in 2006.  The tabulation of votes with respect to the election of such directors is as follows:

	Total Vote For:	Total Vote Withheld:
Bruce I. Sachs	60,907,221	569,777
Eric K. Brandt	61,246,780	230,218

In addition, the stockholders voted against approving an amendment to the Vertex Pharmaceuticals Incorporated 1996 Stock and Option Plan to increase the number of shares of Common Stock reserved for issuance under the Plan by a total of 6,000,000, from 16,000,000 to 22,000,000.  The effect of the vote was to cause option grants for the additional shares to be ineligible for treatment as “incentive stock options” under the Internal Revenue Code of 1986, as amended.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits:

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K:

On April 14, 2003, we filed a report on Form 8-K under Item 2, “Acquisition or Disposition of Assets,” reporting the transfer of certain assets and liabilities of PanVera LLC to Invitrogen Corporation and Mirus Corporation.

On April 24, 2003, we filed a report on Form 8-K under Item 7, “Financial Statements and Exhibits” and under Item 9, “Regulation FD Disclosure” reporting that the Company had issued a press release to report the Company’s financial results for the quarter ended March 31, 2003.

On May 2, 2003, we filed a report on Form 8-K under Item 5, “Other Events,” reporting that Joshua S. Boger, the Company’s Chairman and CEO, entered into a plan with Goldman, Sachs & Co., pursuant to which Goldman will undertake to sell, subject to a limit order, an aggregate of 470,000 shares of the Company’s stock issuable upon exercise of options held by Dr. Boger.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

August 14, 2003	By:	/s/ Ian F. Smith
Ian F. Smith
Vice President and Chief Financial Officer