Form 10-Q
period 2003-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2003-11-14
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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
(Address of principal executive offices)(zip code)

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

YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES ☒  NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	77,700,911

Class	Outstanding at November 7, 2003

Vertex Pharmaceuticals Incorporated

Form 10-Q

For the Quarter Ended September 30, 2003

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2003	December 31, 2002
Assets:
Current assets:
Cash and cash equivalents	$77,449	$108,098
Marketable securities, available for sale	518,155	526,886
Accounts receivable	7,850	13,200
Prepaid expenses	3,428	4,349
Other current assets	3,393	4,039
Total current assets	610,275	656,572
Restricted cash	26,061	26,091
Property and equipment, net	82,029	95,991
Investments	18,863	26,433
Other assets	5,448	10,633
Total assets	$742,676	$815,720

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$8,069	$16,745
Accrued expenses and other current liabilities	22,475	29,306
Accrued interest	518	4,463
Obligations under capital leases	443	1,965
Deferred revenue	8,774	11,888
Accrued restructuring and other expense	75,152	—
Other obligations	4,394	230
Total current liabilities	119,825	64,597
Obligations under capital leases, excluding current portion	—	99
Collaborator development loan	18,460	5,000
Other obligations, excluding current portions	7,037	5,845
Deferred revenue, excluding current portion	51,072	46,598
Convertible subordinated notes (due September 2007)	315,000	315,000
Total liabilities	511,394	437,139
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding		—
Common stock, $0.01 par value; 200,000,000 shares authorized; 77,476,100 and 76,357,412 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	775	764
Additional paid-in capital	805,715	794,206
Accumulated other comprehensive income	3,683	6,764
Accumulated deficit	(578,891)	(423,153)
Total stockholders’ equity	231,282	378,581
Total liabilities and stockholders’ equity	$742,676	$815,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Pharmaceutical revenues:
Royalties	$2,003	$2,610	$5,944	$7,468
Collaborative research and development revenues	13,820	18,792	41,820	55,728
Discovery tools and service revenues:
Product sales and royalties	2,529	8,147	9,498	38,944
Service revenues	—	4,727	1,275	15,161
Total revenues	18,352	34,276	58,537	117,301

Costs and expenses:
Cost of royalties	798	880	2,117	2,525
Cost of product sales and royalties	853	2,875	4,443	10,127
Cost of service revenues	—	2,822	796	9,028
Research and development	50,035	50,622	153,864	144,190
Sales, general and administrative	9,974	12,928	31,628	37,371
Restructuring and other expense	42,394	—	90,424	—
Gain on sale of assets	(451)	—	(69,683)	—
Total costs and expenses, including gain on sale of assets	103,603	70,127	213,589	203,241
Loss from operations	(85,251)	(35,851)	(155,052)	(85,940)
Interest income	3,164	6,811	12,353	22,736
Interest expense	(4,334)	(4,412)	(13,039)	(13,293)
Other expense	—	—	—	(41)
Net loss	$(86,421)	$(33,452)	$(155,738)	$(76,538)

Basic and diluted net loss per common share	$(1.12)	$(0.44)	$(2.03)	$(1.01)

Basic and diluted weighted average number of common shares outstanding	77,067	75,979	76,750	75,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(155,738)	$(76,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,617	18,135
Non-cash based compensation expense	2,570	2,107
Non-cash restructuring and other expense	4,395	—
Write-down of marketable securities and investments	—	543
Other non-cash items, net	—	1,265
Loss on disposal of property and equipment	116
Realized gains on marketable securities	(1,113)	(1,838)
Gain on the sale of assets	(69,683)	—
Changes in operating assets and liabilities:
Accounts receivable	7,020	7,365
Prepaid expenses	657	2,384
Other current assets	(1,810)	2,614
Accounts payable	(7,932)	543
Accrued expenses and other current liabilities	(9,356)	(5,794)
Accrued restructuring and other expense	75,152	—
Accrued interest	(3,940)	(3,937)
Deferred revenue	3,123	(12,912)
Net cash used in operating activities	(138,922)	(66,063)
Cash flows from investing activities:
Purchase of marketable securities	(424,340)	(596,966)
Sales and maturities of marketable securities	430,653	600,837
Proceeds from the sale of assets, net	92,356	—
Expenditures for property and equipment	(13,501)	(30,657)
Restricted cash and other assets	2,133	(378)
Net cash provided by (used in) investing activities	87,301	(27,164)
Cash flows from financing activities:
Issuances of common stock	8,949	10,534
Proceeds from collaborator development loan	13,460	—
Principal payments on notes payable, capital leases and other obligations	(1,621)	(3,340)
Net cash provided by financing activities	20,788	7,194
Effect of changes in exchange rates on cash	184	422

Net decrease in cash and cash equivalents	(30,649)	(85,611)
Cash and cash equivalents—beginning of period	108,098	189,205
Cash and cash equivalents—end of period	$77,449	$103,594

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform to current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2003 and 2002.

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

2. ACCOUNTING POLICIES

Basic and Diluted Loss per Common Share

Basic loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible notes. Common equivalent shares have not been included in the net loss per share calculations because their effect would be anti-dilutive. Total potential gross common equivalent shares, before applying the treasury stock method, at September 30, 2003 consist of 17,317,212 stock options outstanding with a weighted average exercise price of $23.70 and notes convertible into 3,414,264 shares of common stock at a conversion price of $92.26 per share.  Total potential common equivalent shares at September 30, 2002 consist of 17,282,298 stock options outstanding with a weighted average exercise price of $25.84 and notes convertible into 3,414,264 shares of common stock at a conversion price of $92.26 per share.

Segment Information

The Company has two operating segments: (i) Pharmaceuticals and (ii) Discovery Tools and Services. The Company’s Pharmaceuticals business seeks to discover, develop and commercialize major pharmaceutical products independently and with partners. Prior to the sale of certain assets in the first quarter of 2003 that is described in Note 3, the Discovery Tools and Services business specialized in assay development, screening services, instrumentation and the manufacture and sale of proteins and reagents.  Since the asset sale, the Discovery Tools and Services business has concentrated exclusively on instrumentation.

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

At September 30, 2003, the Company had one Employee Stock Purchase Plan (“ESPP”) and three stock-based employee compensation plans, the 1991 Stock Option Plan, the 1994 Stock and Option Plan and the 1996 Stock and Option Plan (the “Plans”). No stock-based employee compensation costs are reflected in net loss, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Net loss attributable to common shareholders, as reported	$(86,421)	$(33,452)	$(155,738)	$(76,538)
Deduct: Total additional stock-based employee compensation expense determined under the fair value based method for all awards	(12,551)	(13,022)	(39,980)	(41,439)
Pro forma net loss	$(98,972)	$(46,474)	$(195,718)	$(117,977)
Basic and diluted net loss per common share, as reported	$(1.12)	$(0.44)	$(2.03)	$(1.01)
Basic and diluted net loss per common share, pro forma	$(1.28)	$(0.61)	$(2.55)	$(1.56)

Restructuring and Other Expense

In June 2002, the FASB issued SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3 “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The principal differences between SFAS 146 and EITF 94-3 relate to the timing of recording a liability and the value of the liability recorded; SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and that the liability is recorded at fair value.  SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.

The Company adopted SFAS 146 as required and accordingly records costs and liabilities associated with exit and disposal activities, as defined in SFAS 146, at fair value in the period the liability is incurred.  In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate.  In June and September of  2003, the Company recorded costs and liabilities for exit and disposal activities related to its restructuring plan in accordance with SFAS 146.  The liability is evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances.  Refer to Note 6 “Restructuring and Other Expense” for further information.

3. SALE OF ASSETS

On March 28, 2003, Vertex completed the sale of certain assets of the Discovery Tools and Services business, including certain proprietary reagents, probes and proteins and certain biochemical and cellular assay capabilities, to Invitrogen Corporation. Substantially all of the assets sold were owned by Vertex’s wholly-owned subsidiary, PanVera LLC. PanVera is included in the Company’s Discovery Tools and Services business segment and, prior to the asset sale, provided services and products that accelerate the discovery of new medicines by the pharmaceutical and biopharmaceutical industries.  In connection with the sale, Mirus Corporation (“Mirus”) exercised a right of first refusal with respect to shares of Mirus owned by PanVera. Additionally, on the same date, Mirus acquired certain of PanVera’s assets. The aggregate gross consideration received by PanVera for the assets conveyed was approximately $97 million in cash and assumption of certain liabilities.  In connection with the sale Vertex obtained a license from Invitrogen to make and use the reagents and probes sold to Invitrogen solely for its drug discovery activities, independently and with partners, but has agreed that Vertex will not engage for a term of five years in the business of providing reagents, probes or assay development services to third parties. Vertex also agreed to purchase a minimum of $3 million of certain specified products annually from Invitrogen for three years after the completion of the sale. The prices of the products within the purchase commitment approximate fair value. The sale did not include the instrumentation assets of the Discovery Tools and Services business segment.

The Company recorded a gain on the PanVera asset sale of approximately $69 million in the first quarter of 2003.  The gain was recorded net of transaction costs and certain accruals and receivables established for transaction bonuses payable by Vertex to former employees meeting certain employment requirements, an obligation in connection with certain annual contractual license fees under a customer agreement, estimated losses on the three year purchase commitment for anticipated payments in excess of the fair value of products expected to be purchased and an adjustment based upon the net book value of the assets sold on the closing date. Vertex has not recorded any income tax liability associated with the gain on the sale. It is anticipated that operating losses will be used to offset the taxable income generated from the sale.  Accruals recorded in connection with the sale are included in other obligations, current and non-current, on the condensed consolidated balance sheets.  In July, 2003 the Company and Invitrogen settled the net book value of the assets.   In the third quarter of 2003, the Company adjusted certain accruals and estimates of transaction costs, resulting in an additional gain on the sale of assets of approximately $451,000.

The purchase and sale agreement with Invitrogen requires the Company to indemnify Invitrogen against any loss that it may suffer by reason of the Company’s breach of certain representations and warranties, or its failure to perform certain covenants, contained in the agreement. The representations, warranties and covenants are of a type customary in agreements of this sort. The Company’s aggregate obligations under the indemnity are, with a few exceptions that the Company believes are not material, capped at one-half of the purchase price, and apply to claims under representations and warranties made within fifteen months after closing, although there is no corresponding cap or time limit for claims made based on breaches of covenants.   The Company believes the estimated fair value of these indemnification arrangements is minimal.

The financial statements for the nine months ended September 30, 2003 reflect the operating results through March 28, 2003 of the assets and liabilities sold.

4. SEGMENT INFORMATION

The Company has two operating segments: (i) Pharmaceuticals and (ii) Discovery Tools and Services. The Company’s Pharmaceuticals business seeks to discover, develop and commercialize major pharmaceutical products independently and with partners. Prior to the sale of certain assets described in Note 3, the Discovery Tools and Services business specialized in assay development, screening services, instrumentation and the manufacture and sale of proteins and reagents.  Since the asset sale, the Discovery Tools and Services business has concentrated exclusively on instrumentation.

The Company does not evaluate segment performance based on the segment’s total assets and therefore the Company’s assets are not reported by segment.  The following table presents, by segment, the results of operations for the three and nine months ended September 30, 2003 and 2002.

(In thousands)	Pharmaceuticals	Discovery Tools and Services	Total

Three Months Ended September 30, 2003:
Revenues	$15,823	$2,529	$18,352
Gain on sale of assets	—	451	451
Restructuring and other expense	(42,394)	—	(42,394)
Reportable segment income (loss)	$(87,633)	$1,212	$(86,421)

Three Months Ended September 30, 2002:
Revenues	$21,402	$12,874	$34,276
Reportable segment income (loss)	$(36,805)	$3,353	$(33,452)

Nine Months Ended September 30, 2003:
Revenues	$47,764	$10,773	$58,537
Gain on sale of assets		69,683	69,683
Restructuring and other expense	(90,424)	—	(90,424)
Reportable segment income (loss)	$(225,671)	$69,933	$(155,738)

Nine Months Ended September 30, 2002:
Revenues	$63,196	$54,105	$117,301
Reportable segment income (loss)	$(101,578)	$25,040	$(76,538)

5. COMPREHENSIVE LOSS

For the three and nine months ended September 30, 2003 and 2002, respectively, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(86,421)	$(33,452)	$(155,738)	$(76,538)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable securities	(957)	1,080	(3,265)	(3,662)
Foreign currency translation adjustment	(44)	160	184	422
Total change in other comprehensive loss	(1,001)	1,240	(3,081)	(3,240)
Total comprehensive loss	$(87,422)	$(32,212)	$(158,819)	$(79,778)

6.  RESTRUCTURING AND OTHER EXPENSE

On June 10, 2003, Vertex announced a plan to restructure its operations in preparation for investments in advancing major products through clinical development to commercialization.  The restructuring was designed to rebalance the Company’s relative investment in research, development and commercialization, to better enable the Company to pursue its long-term objective of becoming a fully integrated major drug company.  The restructuring plan included a workforce reduction, write-offs of certain assets and an anticipated restructuring of a facilities lease that the Company entered into in January 2001 for approximately 290,000 square feet of specialized laboratory and office space in Cambridge, Massachusetts.  The Company has decided not to occupy the space under the lease.  The lease commenced in January 2003 and has a 15 year term.  The Company recorded restructuring and other related expenses of $90.4 million for the nine months ended September 30, 2003.  The $90.4 million includes $77.3 million of anticipated lease restructuring expense, of which $34.9 million was recorded in the second quarter and $42.4 million was recorded in the third quarter of 2003, $6 million of lease operating expense incurred prior to the decision to restructure the facilities lease, $2.6 million for severance and related employee transition benefits and $4.5 million for a write-off of leasehold improvements and other assets.

The activity related to restructuring and other expense for the three and nine months ended September 30, 2003, is presented below (in thousands):

	Provision for the Six Months Ended June 30, 2003	Cash Payments in Second Quarter, 2003	Non-cash Write-off in Second Quarter, 2003	Accrual as of June 30, 2003	Adjustment to Estimates in Third Quarter, 2003	Cash Payments in Third Quarter, 2003	Accrual as of September 30, 2003

Lease restructuring expense and other operating lease expense	$40,932	$3,534	$—	$37,398	$42,394	$4,692	$75,100
Employee severance, benefits and related costs	2,616	1,429	—	1,187	—	1,135	52
Leasehold improvements and asset impairments	4,482	—	4,482	—	—	—	—
Total	$48,030	$4,963	$4,482	$38,585	$42,394	$5,827	$75,152

As a result of the Company’s restructuring plan, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded an expense in the three months ended June 30 and September 30, 2003.  SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred and that the liability be updated quarterly as changes in circumstance require.  The Company recorded an incremental charge of $42.4 million in the third quarter of 2003 for a liability with respect to its anticipated lease restructuring, in addition to the charge of $34.9 million recorded in the second quarter of 2003.  As prescribed by SFAS 146, the liability recorded with respect to the anticipated lease restructuring for both periods was calculated using probability weighted discounted cash flows determined based on the Company’s assumptions and estimates regarding the potential outcomes of the anticipated lease restructuring, including contractual rental and build-out commitments, lease buy-out, time to sublease the space and sublease rental rates.  The Company used a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows for both periods.  The incremental $42.4 million charge resulted from revised expectations of the Company’s potential liability.  The Company believes there has been an increase in available laboratory and office space in Cambridge, Massachusetts and a corresponding overall decline in real estate market fundamentals.  Accordingly, the Company has revised its expectations of attainable sublease terms, assuming lower sublease rental rates and a delay in occupancy by a subtenant.

The expense and liability related to the lease restructuring requires the Company to make significant estimates and assumptions.  These estimates and assumptions are evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances.  It is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

The severance, benefits and other related costs also were recorded in accordance with SFAS 146.  The Company specifically identified all employees whose employment was to be terminated and notified them prior to the end of the quarter in which the related charge was recorded.  This restructuring plan resulted in a reduction of 111 employees, or 13% of the Company’s workforce, 66 from the Cambridge site and 45 from the San Diego site.  Of the terminated employees 59% were from research, 30% were from sales, general and administrative, who primarily supported research, and 11% were from development.

The Company estimates that cash payments of approximately $5 million to $10 million of the remaining accrued liability of approximately $75.2 million related to the restructuring and other expense will be paid out in the fourth quarter of 2003, and the balance will be paid in 2004 and 2005.  The actual amount and timing of these payments is dependent upon the ultimate terms of any restructuring of the lease.

7. GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

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

8. LEGAL PROCEEDINGS

Reference is made to the patent infringement lawsuit with Chiron described on page 40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”),

page 11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “First Quarter 2003 10-Q”) and page 11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the “2nd Quarter 2003 10-Q”).  On November 7, 2003, Chiron and Vertex settled this lawsuit in connection with the initiation of a non-exclusive licensing arrangement between Vertex and Chiron, providing Vertex with certain rights to Chiron technology in the Hepatitis C virus area, and providing Chiron with certain milestone and royalty payment rights, along with limited rights to review data concerning Vertex’s oral hepatitis C virus protease inhibitor, known as VX-950, and to discuss a possible collaboration with respect to VX-950.  We do not expect that the settlement terms will have a material impact on the Company’s consolidated financial position.

On December 7, 2001, Oregon Health Sciences University filed suit against Vertex in the District Court of Oregon.  The complaint in the suit seeks to name Dr. Bruce Gold, an employee of Oregon Health Sciences University, as an inventor and Oregon Health Sciences University as part owner of five of Vertex's neurophilin patents, and associated damages. The suit stems from assays run on Vertex compounds by Dr. Gold under a sponsored research agreement in 1996. Vertex has investigated the inventorship on these patents and believes that Dr. Gold is not an inventor, Oregon Health Sciences University has no ownership interest in any of these patents, and that the claims made in the complaint are without merit.  In July 2003, the parties agreed to mediation of all claims, and the court proceedings have been stayed to permit mediation, which took place in September 2003.  The parties are continuing discussions arising from the mediation sessions, and active litigation proceedings have not been recommenced.  We believe, based on information currently available, that the ultimate outcome of the action will not have a material impact on the Company's consolidated financial position.

On September 23, 2003, two purported shareholder class actions, Carlos Marcano v. Vertex Pharmaceuticals, et al. and City of Dearborn Heights General Governmental Employees’ Retirement System v. Vertex Pharmaceuticals, et al., were filed in the United States District Court for the District of Massachusetts, naming the Company and certain current and former officers and employees of the Company as defendants.  Those actions were followed by three additional lawsuits, Stephen Anish v. Vertex Pharmaceuticals, et al., William Johns v. Vertex Pharmaceuticals, et al., and Ben Harrington v. Vertex Pharmaceuticals, et al., also filed in the District of Massachusetts.  All five cases contain substantially identical allegations and claim that the defendants made material misrepresentations and/or omissions of material fact regarding VX-745, an investigational agent with potential in the treatment of inflammatory and neurological diseases, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10(b)(5).  Each of the lawsuits seeks the same relief:  certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief.  Plaintiffs’ counsel have indicated that they intend to seek the consolidation of these actions into a single lawsuit.  The Company believes that the claims are without merit and intends to contest them vigorously.  Moreover, the Company believes, based on information currently available, that the ultimate outcome of these lawsuits will not have a material impact on the Company’s consolidated financial position.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability.  The Company has adopted SFAS 150 as required and the adoption did not have a material impact on the Company’s financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has adopted FIN No. 45 and has included the new disclosure requirements in the Notes to the Condensed Consolidated Financial Statements (see Note 7).

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003.  The adoption of FIN 46 did not have a material effect on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our first two approved products are the HIV protease inhibitors Agenerase® (amprenavir) and Lexiva™ (fosamprenavir calcium), which we co-promote with GlaxoSmithKline. Agenerase is marketed worldwide. In Japan, amprenavir is sold under the trade name Prozei™.  The United States Food and Drug Administration granted marketing clearance for Lexiva, formerly GW433908, or 908, on October 20, 2003, and GlaxoSmithKline launched Lexiva in the United States in early November 2003. We earn a royalty from GlaxoSmithKline on sales of Agenerase and Lexiva.

We estimate that it takes 10 to 15 years (industry average is 12 years) to discover, develop and bring to market a pharmaceutical product. Drug development in the United States is a process that includes several steps defined by the FDA as outlined below:

Phase:	Objective:	Estimated Duration:
Discovery	Lead identification and target validation	2 to 4 years
Pre-clinical	Toxicology to begin identification of risks for humans; gather early pharmacokinetic data	1 to 2 years
Phase I	Establish safety in humans, study how the drug works, metabolizes and interacts with other drugs	1 to 2 years
Phase II	Explore effectiveness of the drug and its optimal dosage	2 to 4 years
Phase III	Confirm efficacy, dosage regime and safety profile of the drug	2 to 4 years
Concurrent animal nonclinical studies typically are ongoing throughout the period of human clinical trials
FDA approval	Approval by the FDA to sell and market the drug under certain prescribed labeling	6 months to 2 years

The successful development of our products is highly uncertain and subject to a number of risk factors. The duration of clinical trials may vary substantially according to the type, complexity and novelty of the pharmaceutical product.  Drug candidate testing also typically involves a variety of concurrent nonclinical and other studies.  The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products through lengthy and detailed laboratory, clinical and nonclinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from pre-clinical, nonclinical and clinical activities are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and the cost related to discovery, pre-clinical and nonclinical research and clinical trials may vary significantly over the life of a project and are difficult to predict. The most significant costs associated with drug discovery and development are those costs associated with Phase II and Phase III clinical trials.

We have a total of 13 drug candidates in clinical or pre-clinical development independently and with partners, including drug candidates focused on infectious diseases, autoimmune and inflammatory diseases and cancer, as well as targeting neurological disorders.

We intend to independently develop and commercialize certain of our own products for high-value markets where we can effectively reach large patient populations with a sales force focused on specialists.  In 2003, our clinical and commercial teams focused on key development activities for five major Vertex-driven programs where we currently retain most or all of the downstream commercial rights, as well as on early development of kinase inhibitors from our Novartis collaboration where we can earn significant development milestones.  On November 10, 2003, we selected the first product candidate from our portfolio of Vertex-driven programs – merimepodib – for advanced clinical development by Vertex.  Merimepodib is the first development candidate for which we intend to retain North American commercial rights.  We do not expect to select an additional priority product candidate this year.  We expect to continue the development in 2004 of certain proprietary drug candidates, including VX-950, VX-765, VX-702 and VX-944, but the scope of any such development will depend on the availability of resources and the focus of our business.

We also are collaborating with partners to develop and market other Vertex-discovered products for selected major therapeutic areas. We have significant collaborations with major pharmaceutical companies, including Novartis, Aventis, GlaxoSmithKline and Serono, to develop and commercialize drug candidates serving markets where we believe our partner can more effectively compete. In these collaborations, we have retained rights to development milestone payments, license fees, and royalty payments.

We continue to work with our partner Aventis on the development of pralnacasan, an oral, anti-cytokine therapy that has shown anti-inflammatory effects in Phase II clinical studies of patients with rheumatoid arthritis (RA).  Aventis also has completed dosing and evaluation of patients in a 400 patient Phase II proof-of-concept study of pralnacasan in osteoarthritis (OA), a debilitating disease that afflicts an estimated 240 million people worldwide, and currently is analyzing the data.  We announced on November 10, 2003 that Aventis has voluntarily discontinued an ongoing Phase IIb trial of pralnacasan in patients with RA, in order to evaluate toxicology findings in one species of animal that received pralnacasan.   The decision was based on results that showed liver abnormalities in the animals after a nine-month exposure to pralnacasan at high doses.  In consultation with the FDA, Aventis and Vertex decided to continue two, shorter-term ongoing Phase I trials, because the toxicity findings in animals were based on longer-term regimens.  Aventis and Vertex expect to decide on an appropriate path forward in the clinical development of pralnacasan in all indications following a full evaluation of the findings in the completed nine-month toxicology study, and in a 12-month toxicology study that is in progress.

We expect to continue to advance drug candidates from our program with Novartis into pre-clinical and clinical development in 2003. To date we have selected three pre-clinical development candidates. We are responsible for clinical proof-of-concept testing of all drug candidates advanced. Novartis created a $200,000,000 loan facility to support certain clinical studies. The loans are interest-free and Novartis will forgive the full amount of any advances with respect to a particular drug candidate if Novartis accepts that drug candidate for development under the agreement.

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

Set forth below is a description of our drug candidates currently in pre-clinical and clinical development:

VERTEX-DRIVEN PROGRAMS

Drug	Clinical Indications	Phase	Program	Collaborator
Infectious Disease
Merimepodib (VX-497)	Chronic hepatitis C	II	IMPDH	—
VX-950	Chronic hepatitis C	Preclin	Hepatitis C protease

Inflammation and Autoimmune Disease
VX-148	Autoimmune diseases	II	IMPDH	—
VX-702	Acute Coronary Syndromes, Inflammatory diseases	II	p38 MAP Kinase	Kissei (Far East only)
VX-765	Inflammatory diseases	I	ICE	—
VX-944	Oncology; autoimmune diseases	I	IMPDH	—
VX-850	Inflammatory diseases	Preclin	p38 MAP Kinase

PARTNER-DRIVEN PROGRAMS

Drug	Clinical Indications	Phase	Program	Collaborator
Infectious Disease
VX-385	HIV	I	HIV	GlaxoSmithKline
VX-799	Sepsis	Preclin	Caspases	Serono
Inflammation and Autoimmune Disease
Pralnacasan (VX-740)	Rheumatoid arthritis (RA);	II	ICE	Aventis
	osteoarthritis (OA);	II
other inflammatory diseases
Cancer
VX-528	Oncology	Preclin	Kinase	Novartis
VX-680	Oncology	Preclin	Kinase	Novartis
Neurology
VX-608	Stroke and other neurological indications	Preclin	Kinase	Novartis

Our Discovery Tools and Services business, which we operated through our subsidiary PanVera LLC, specialized in assay development, screening services, the development, manufacture and sale of instruments, and the manufacture and sale of proteins and reagents. This business had contracts in place that required the delivery of products, licenses and services throughout 2002 and early 2003.

On March 28, 2003, we completed the sale to Invitrogen Corporation of certain assets of the Discovery Tools and Services business including certain proprietary reagents, probes and proteins and certain biochemical and cellular assay capabilities.  The aggregate gross consideration received by PanVera for the assets conveyed was approximately $97 million in cash and assumption of certain liabilities. In connection with the PanVera asset sale, we obtained a license from Invitrogen to make and use the reagents and probes sold to Invitrogen solely for our drug discovery activities, independently and with partners, but have agreed that we will not engage for a term of five years in the business of providing reagents, probes, or assay development services to third parties. We also agreed to a minimum purchase commitment of $3 million of products annually from Invitrogen for three years after the completion of the asset sale. We recorded a gain of $69 million on the sale in the first quarter of 2003.  The sale did not include the instrumentation assets of the Discovery Tools and Services business segment.  Since the sale, the Discovery Tools and Services business has concentrated exclusively on instrumentation.

On November 10, 2003 we disclosed 2003 financial guidance for the full year.  Financial guidance for 2003 is provided on a basis that excludes the effect of charges associated with our restructuring and other expenses and gain on sale of certain assets of our Discovery Tools and Services business.  The key financial metrics on which we provided guidance are as follows:

•                  We expect total revenues for the full year to be approximately $80 million.  We are currently in discussions with pharmaceutical companies regarding strategic research and product development agreements.  Successful conclusion of any such discussions may result in additional revenue in 2003.

•                  We expect total research and development costs to be approximately $205 million, reflecting 2003 cost savings of approximately $15 million from an operational re-balancing performed in June 2003.

•                  We expect sales, general and administrative expenses to be approximately $43 million for the 2003 full year.

•                  We expect net interest expense to be approximately $1 million as a result of lower porfolio yields and invested funds.

•                  We expect the 2003 full year loss before restructuring and other expense and gain on sale of assets to be less than $180 million.

•                  We expect cash, cash equivalents and available for sale securities to be in excess of  $550 million at December 31, 2003.

We have incurred operating losses since our inception and expect to incur losses for the foreseeable future.  We plan to make significant investments in research and development for our drug candidates.  We also expect that losses will fluctuate from year to year and that such fluctuations may be substantial.  The financial guidance that we have provided above is subject to risks and uncertainties that could cause our actual results to vary materially, as referenced in the section entitled “Forward-Looking Statements.”

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements that are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expense during the reported periods. We constantly monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. We record changes in estimates in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

Our significant accounting polices are more fully described in Note 2 to our condensed consolidated financial statements in this Form 10-Q and Note B to our consolidated financial statements included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. We consider our policies for recording costs and liabilities associated with exit and disposal activities, revenue recognition and research and development to be critical.

We record costs and liabilities associated with exit and disposal activities is in accordance with SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). They are recorded at fair value in the period they are incurred.  In subsequent periods changes to the liability are measured using the credit-adjusted risk-free rate.

On June 10, 2003, we announced a plan to restructure our operations in preparation for investments in advancing major products through clinical development to commercialization.  We designed the restructuring to rebalance our relative investment in research, development and commercialization, to better enable Vertex to pursue its long-term objective of becoming a fully integrated major drug company.  The restructuring plan included a workforce reduction, write-offs of certain assets and an anticipated restructuring of a facilities lease that the Company entered into in January 2001 for approximately 290,000 square feet of specialized laboratory and office space in Cambridge, Massachusetts.  We have decided not to occupy the leased space.  The lease commenced in January 2003 and has a 15 year term.  As a result of the Company’s restructuring plan, in accordance with SFAS 146, we recorded an expense in the three months ended June 30 and September 30, 2003. SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred and that the liability be updated quarterly as changes in circumstance require.

We recorded restructuring and other related expenses of $90.4 million for the nine months ended September 30, 2003.  The $90.4 million includes $77.3 million of anticipated lease restructuring expense, of which $34.9 million was recorded in the second quarter and $42.4 million was recorded in the third quarter of 2003, $6 million of lease operating expense incurred prior to the decision to restructure the facilities lease, $2.6 million for severance and related employee transition benefits and $4.5 million for a write-off of leasehold improvements and other assets.  The estimated lease restructuring expense increased by $42.4 million in the third quarter because management revised the estimated liability due to a significant decline in the real estate market in Cambridge, Massachusetts. We believe there has been an increase in available laboratory and office space in Cambridge, Massachusetts and a corresponding overall decline in real estate market fundamentals.  Accordingly, we have revised our expectations of attainable sublease terms, assuming lower sublease rental rates and a delay in occupancy by a subtenant.

The charge for the anticipated lease restructuring is the most significant component of the total restructuring charge and requires us to make significant judgments and assumptions.  We used probability weighted discounted cash flows in order to calculate the anticipated lease restructuring charge.  The probability weighted cash flows result from management’s assumptions and estimates regarding the potential outcome of the anticipated lease restructuring.  In estimating the liability we considered several potential outcomes of the anticipated lease restructuring, including a sublease of the entire space, a buy-out of our obligation, partial subleases by multiple parties, and other iterations of these same outcomes.  We also included in these potential outcomes the required commitment for build-out of the space.

In accordance with SFAS 146, we used a credit-adjusted risk-free rate of approximately 10% to discount our estimated cash flows for the periods ending June 30, 2003 and September 30, 2003.  It is reasonably possible that our estimates could change in the future resulting in additional adjustments, and the effect of such adjustments could be material.  For example, if sub-lease rental rates differ from our assumption by approximately 5%-10% in either direction, our recorded liability will be negatively or positively adjusted by approximately $3 million to $6 million.  If the time to finalize the restructuring is delayed by six months from our estimated completion date, the impact could be as high as approximately $10 million in additional liability, or more if there is further delay.  The liability and charge reflected in our results of operations and statement of financial condition for the period ended September 30, 2003 represents our best judgment of the assumptions and estimates most appropriate in measuring the outcome of the anticipated lease restructuring.  We will review our assumptions and judgments related to the anticipated lease restructuring on at least a quarterly basis and make whatever modifications we believe are necessary to reflect any changed circumstances, until the outcome is finalized.

We expect that over the long term our restructuring plan will provide more flexibility for business investment and further enable us to drive our clinical candidates forward.  We expect that the employee restructuring will save in excess of approximately $20 million in internal annual operating costs.  However, we do expect to re-direct all or a portion of these research related savings and increase our investment in clinical development in future years.  Additionally, our decision to restructure the facilities lease will potentially relieve us of a future lease obligation estimated to be in excess of $20 million per year and approximately $35 million of capital expenditures.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Loss

Our net loss for the three months ended September 30, 2003 was $86,421,000 or $1.12 per basic and diluted common share, compared to a net loss of $33,452,000 or $0.44 per basic and diluted common share for the three months ended September 30, 2002.  Included in the net loss for the quarter ended September 30, 2003 is restructuring and other expense of $42,394,000.

Revenues

In the third quarter of 2003, Pharmaceuticals revenue was comprised of $2,003,000 in royalties and $13,820,000 in collaborative research and development revenue, as compared with $2,610,000 in royalties and $18,792,000 in collaborative research and development revenue in the third quarter of 2002.

Pharmaceutical royalties consist of royalties on the sales of Agenerase, and are based on actual and estimated worldwide net sales of Agenerase. In the third quarter of 2003, all of pharmaceutical royalties consisted of royalties from sales of Agenerase because we only received United States Food and Drug Administration approval for Lexivia in late October 2003. Pharmaceutical royalties decreased $607,000, or 23%, to $2,003,000 for the three months ended September 30, 2003 as compared with $2,610,000 for the three months ended September 30, 2002, as a result of decreased sales of Agenerase.  We expect that pharmaceutical royalties will increase in the future as a result of the FDA approval of Lexiva.

Collaborative research and development revenue consists of research support payments, development reimbursements, milestones and amortization of previously received up-front or license payments. Collaborative research and development revenue decreased $4,972,000, or 26%, to $13,820,000 for the three months ended September 30, 2003 as compared with $18,792,000 for the three months ended September 30, 2002. The decrease is primarily the result of the conclusion of our research and development collaborations with Taisho, Schering and Eli Lilly in late 2002. Our collaboration with Novartis generated $11,108,000 and $10,802,000 of revenue in the three months ended September 30, 2003 and 2002, respectively.

In the third quarter of 2003, Discovery Tools and Services revenue was comprised of $2,529,000 in product sales and royalties and no service revenue, as compared with $8,147,000 in product sales and royalties and $4,727,000 in service revenue in the third quarter of 2002.

Product sales and royalties include instrumentation sales, technology licensing and biotechnology product sales.  Product sales and royalties in our Discovery Tools and Services business decreased $5,618,000, or 69%, to $2,529,000 for the three months ended September 30, 2003 from $8,147,000 for the three months ended September 30, 2002.

Service revenue includes assay development, screening services and contracted product development.  For the three months ended September 30, 2003 there was no service revenue.  Service revenue for the three months ended September 30, 2002 was $4,727,000.

The decrease in product sales and royalty revenue and service revenue for the three months ended September 30, 2003 as compared with the three months ended September 30, 2002 is primarily a result of the sale of certain assets of the Discovery Tools and Services business.  In March 2003, we sold our proprietary reagents, probes and proteins and biochemical and cellular assay commercial capabilities.  We retained the instrumentation assets of the Discovery Tools and Services business and expect those assets to contribute to revenue going forward.  As a result of the sale, we expect product sales and royalties to continue to be lower as compared with the prior year and we do not expect to generate significant service revenues. See Note 3 of the condensed consolidated financial statements.

Costs and Expenses

Cost of royalties consists of royalty payments on sales of Agenerase.  Cost of royalties decreased $82,000, or 9%, to $798,000 for the three months ended September 30, 2003 as compared with $880,000 for the three months ended September 30, 2002, as a result of decreased sales of Agenerase.

Cost of product sales and royalties decreased $2,022,000, or 70%, to $853,000 for the three months ended September 30, 2003 from $2,875,000 for the three months ended September 30, 2002. The decrease is attributable to the decrease in our product sales and royalties revenue.

For the three months ended September 30, 2003 there were no costs related to service revenue as a result of our sale of certain assets related to our Discovery Tools and Services business.  The cost of service revenues for the three months ended September 30, 2002 was $2,822,000.

Research and development costs for the three months ended September 30, 2003 decreased $587,000 or 1%, to $50,035,000 from $50,622,000 for the three months ended September 30, 2002.  The decrease is attributable to a reduced expenditure on company-sponsored research, which was substantially offset by an increased expenditure on company-sponsored development.  Our development investment was focused primarily on the advancement of VX-765 (ICE inhibitor), VX-950 (HCV protease inhibitor), VX-702 (p38 MAP Kinase inhibitor), VX-148 (IMPDH inhibitor for Psoriasis) and on the development of our novel kinase inhibitors from our collaboration with Novartis, which were selected for pre-clinical and clinical development in late 2002.  Additionally, we continue to invest in our multi-target gene family research programs, of which our kinases program is the most advanced, along with other target families such as ion channels, proteases, and g-protein coupled receptors.  The timing of development investment is primarily dependent on the timing and success of clinical trials. The main drivers of our development investment in 2003 are the preparation and performance of phase I clinical trials for VX-765, preparation for Phase I clinical trial of VX-950 (HCV protease inhibitor), phase II clinical trials for VX-702 and VX-148, and continued investment in the pre-clinical development of certain kinase compounds under our Novartis collaboration.  Based on the results of the VX-148 Phase II psoriasis study, we do not expect to proceed with additional trials of VX-148.

The following table details our collaborator and company-sponsored research and development expenses for the three months ended September 30 (in thousands):

	For the Three Months Ended September 30, 2003			For the Three Months Ended September 30, 2002
	Research	Development	Total	Research	Development	Total

Collaborator-Sponsored	$14,754	$5,669	$20,423	$14,054	$7,672	$21,726
Company-Sponsored	11,724	17,888	29,612	17,775	11,121	28,896
Total	$26,478	$23,557	$50,035	$31,829	$18,793	$50,622

Sales, general and administrative expenses decreased $2,954,000, or 23%, to $9,974,000 for the three months ended September 30, 2003 from $12,928,000 for the three months ended September 30, 2002.  The decrease is primarily related to a reduction in personnel as a result of our sale of the assets related to our Discovery Tools and Services business in the first quarter of 2003.  Additionally, the decrease is attributable to the reduction in cost as a result of our restructuring plan announced in the second quarter of 2003.

Restructuring and other expense for the three months ended September 30, 2003 was $42.4 million.  The charge reflects a change in the estimated anticipated lease restructuring liability due to an overall decline in the Cambridge, Massachusetts real estate market.  We will continue to incur the carrying costs of the restructuring accrual on a quarterly basis at the credit-adjusted risk-free rate.  The $42.4 million charge includes $761,000 of carrying costs based on the credit-adjusted risk-free rate of 10%.  The expense and liability related to the anticipated lease restructuring requires us to make significant estimates and assumptions.  These estimates and assumptions are monitored at least quarterly for changes in circumstances.  It is reasonably possible that such estimates could change in the future resulting in additional adjustment.  The effect of any such adjustment could be material.

For the three months ended September 30, 2003, we adjusted certain accruals and estimates of transaction costs related to the March 2003 sale of certain Discovery Tools and Services assets, which resulted in an additional gain of approximately $451,000.

Interest income decreased $3,647,000 or 54%, to $3,164,000 for the three months ended September 30, 2003 from $6,811,000 for the three months ended September 30, 2002. The decrease is a result of a lower average balance of funds invested and lower portfolio yields.

For the three months ended September 30, 2003, we adjusted certain accruals and estimates of transaction costs related to the March 2003 sale of certain Discovery Tools and Services assets, which resulted in an additional gain of approximately $451,000.

Interest expense decreased $78,000, or 2%, to $4,334,000 for the three months ended September 30,

2003 from $4,412,000 for the three months ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002

Our net loss for the nine months ended September 30, 2003 was $155,738,000, or $2.03 per basic and diluted common share, compared to a net loss of $76,538,000 or $1.01 per basic and diluted common share for the nine months ended September 30, 2002.  Included in the net loss for the nine months ended September 30, 2003 is the gain of $69,683,000 on the sale of certain assets related to our Discovery Tools and Services business and a restructuring and other expense of $90,424,000 relating to a restructuring of our business. See Notes 3 and 6 of the condensed consolidated financial statements.

For the nine months ended September 30, 2003, Pharmaceuticals revenue was comprised of $5,944,000 in royalties and $41,820,000 in collaborative research and development revenue, as compared with $7,468,000 in royalties and $55,728,000 in collaborative research and development revenue for the nine months ended September 30, 2002.

Collaborative research and development revenue decreased $13,908,000, or 25%, to $41,820,000 for the nine months ended September 30, 2003 as compared with $55,728,000 for the nine months ended September 30, 2002. The decrease is primarily the result of the conclusion of certain research and development collaborations in late 2002. Our research programs with Taisho, Schering and Eli Lilly concluded in 2002. Our collaboration with Novartis generated $32,325,000 and $31,268,000 of revenue in the nine months ended September 30, 2003 and 2002, respectively.

For the nine months ended September 30, 2003, Discovery Tools and Services revenue was comprised of $9,498,000 in product sales and royalties and $1,275,000 in service revenue, as compared with $38,944,000 in product sales and royalties and $15,161,000 in service revenue for the nine months ended September 30, 2002.

Product sales and royalties decreased $29,446,000 or 76%, to $9,498,000 for the nine months ended September 30, 2003 from $38,944,000 for the nine months ended September 30, 2002.

Services revenue decreased $13,886,000 or 92%, to $1,275,000 for the nine months ended September 30, 2003 from $15,161,000 for the nine months ended September 30, 2002.

The decrease in product sales and royalty revenue and service revenue is a result of the sale of certain assets of the Discovery Tools and Services business in March of 2003.  The sale of these assets resulted in decreased product sales and royalty revenue and service revenue for the nine months ended September 30, 2003 as compared with the nine months ended September 30, 2002.

Pharmaceutical royalty costs of $2,117,000 and $2,525,000 for the nine months ended September 30, 2003 and 2002, respectively, consists of royalty payments on the sale of Agenerase.

Cost of product sales and royalties decreased $5,684,000, or 56%, to $4,443,000 for the nine months ended September 30, 2003 from $10,127,000 for the nine months ended September 30, 2002. The decrease is primarily attributable to the decrease in our product sales and royalties revenue.

Cost of service revenue in our Discovery Tools and Services business decreased $8,232,000, or 91%, to $796,000 for the nine months ended September 30, 2003 from $9,028,000 for the nine months ended September 30, 2002. The decrease is primarily a result of the decrease in services revenue.

Research and development costs for the nine months ended September 30, 2003 increased $9,674,000 or 7%, to $153,864,000 from $144,190,000 for the nine months ended September 30, 2002, primarily due to our increased development investment to advance Vertex driven drug candidates and the early development cost of kinase inhibitors from our Novartis collaboration.  Our development investment was focused primarily on the advancement of our second generation p38 MAP kinase, IMPDH, HCV protease and ICE inhibitors, and on the pre-clinical development of novel kinase inhibitors from our collaboration with Novartis, which were selected for development in late 2002.

The following table details our collaborator and company-sponsored research and development expenses for the nine months ended September 30 (in thousands):

	For the Nine Months Ended September 30, 2003			For the Nine Months Ended September 30, 2002
	Research	Development	Total	Research	Development	Total

Collaborator-Sponsored	$44,292	$15,419	$59,711	$43,275	$23,414	$66,689
Company-Sponsored	43,282	50,871	94,153	49,010	28,491	77,501
Total	$87,574	$66,290	$153,864	$92,285	$51,905	$144,190

To date we have incurred in excess of $987,000,000 in research and development costs associated with drug discovery and development.

Sales, general and administrative expenses decreased $5,743,000, or 15%, to $31,628,000 for the nine months ended September 30, 2003 from $37,371,000 for the nine months ended September 30, 2002.  The decrease is primarily related to a reduction in personnel as a result of the disposition of certain assets and liabilities of the Discovery Tools and Services business in the first quarter of 2003.

We recorded restructuring and other related expenses of $90.4 million for the nine months ended September 30, 2003.  The $90.4 million includes $77.3 million of anticipated lease restructing expense, of which $34.9 million was recorded in the second quarter and $42.4 million was recorded in the third quarter of 2003, $6 million of lease operating expense incurred prior to the decision to restructure the facilities lease, $2.6 million for severance and related employee transition benefits and $4.5 million for a write-off of leasehold improvements and other assets. The estimated lease restructuring expense increased by $42.4 million in the third quarter because we revised our expectations of the estimated liability due to a significant decline in the real estate market in Cambridge, Massachusetts.

The activity related to restructuring and other expense for the three and nine months ended September 30, 2003, is presented below (in thousands):

	Provision for the Six Months Ended June 30, 2003	Cash Payments in Second Quarter, 2003	Non-cash Write-off in Second Quarter, 2003	Accrual as of June 30, 2003	Adjustment to Estimates in Third Quarter, 2003	Cash Payments in Third Quarter, 2003	Accrual as of September 30, 2003

Lease restructuring expense and other operating lease expense	$40,932	$3,534	$—	$37,398	$42,394	$4,692	$75,100
Employee severance, benefits and related costs	2,616	1,429	—	1,187	—	1,135	52
Leasehold improvements and asset impairments	4,482	—	4,482	—	—	—	—
Total	$48,030	$4,963	$4,482	$38,585	$42,394	$5,827	$75,152

As a result of our restructuring plan, in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded an expense in the three months ended June 30 and September 30, 2003.  SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred and that the liability be updated quarterly as changes in circumstance require.  As prescribed by SFAS 146, the Company used a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows for both periods.  For the nine months ended September 30, 2003, interest carrying costs related to the lease restructuring liability were $761,000.  The expense and liability related to the anticipated lease restructuring requires the Company to make significant estimates and assumptions.  These estimates and assumptions are evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances.  It is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

The restructuring plan resulted in a reduction of 111 employees, or 13% of our workforce, 66 from our Cambridge site and 45 from our San Diego site.  Of the terminated employees 59% were from research, 30% were from sales, general and administrative, who primarily supported research, and 11% were from development.

We recorded a gain of $69,683,000 on the sale of assets related to our Discovery Tools and Services business in the first quarter of 2003. See Note 3 of the condensed consolidated financial statements.

Interest income decreased $10,384,000, or 46%, to $12,353,000 for the nine months ended September 30, 2003 from $22,736,000 for the nine months ended September 30, 2002. The decrease is a result of lower funds invested and lower portfolio yields. Included in interest income at September 30, 2003 are realized gains of $1,113,000 from the sale of marketable securities.

Interest expense decreased to $13,039,000 for the nine months ended September 30, 2003 from $13,293,000 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations principally through strategic collaborative agreements, strategic technology alliances, revenues from assay development and screening services, product sales, royalties, public offerings and private placements of our equity and debt securities, equipment and facilities financing, investment income and the sale of assets related to our Discovery Tools and Services business. With the approval and launch of Agenerase in April 1999, we began receiving product royalty revenues. The United States Food and Drug Administration granted marketing clearance for Lexiva in October 2003 and GlaxoSmithKline launched Lexiva in the United States in November 2003.  We will earn a royalty on sales of Lexiva.  In 2000, we completed private placements of convertible subordinated notes. At September 30, 2003 we had cash and marketable securities of $595,604,000 and convertible debt of $315,000,000 repayable in September 2007.

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

We have a substantial cash and marketable securities balance to help fund our operations.  We will rely on cash receipts from research funding, development reimbursements and potential milestone payments from our existing collaborators as we continue to advance our research and development programs in 2003.  We also expect to continue to draw down on the Novartis loan facility to fund certain development activities for drug candidates in the kinase program. The Novartis loan facility is for an aggregate of $200,000,000, which we may draw down in amounts aggregating up to $25,000,000 for each drug candidate. The loans are interest free and Novartis will forgive the full amount of any advances with respect to a particular drug candidate if Novartis accepts that drug candidate for development under the agreement.  If a drug candidate is not selected by Novartis for development we will be required to repay the interest-free loan for that drug candidate at the conclusion of the research and early development period.  As of September 30, 2003, we had $18,460,000 outstanding under the Novartis loan facility.  To help finance our substantial cash needs in the future, we anticipate entering into additional strategic collaborations.  Our collaboration with Taisho, and our research programs with Schering and Eli Lilly reached conclusion during 2002.  We did not enter into any new strategic collaborations in 2002 and have not entered into any new strategic collaborations to date in 2003.  Funding to be received from collaborators therefore will be lower in 2003 than in 2002.

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

In the first quarter of 2003 we completed the sale of certain assets of our Discovery Tools and Services business.  The gross consideration received for the assets conveyed was approximately $97 million in cash and the assumption of certain liabilities.  We will use the cash proceeds from the sale to fund our operations.

In the second quarter of 2003 we undertook plans to restructure our operations in preparation for investments in advancing major products through clinical development to commercialization.  As part of the restructuring of our operations in June 2003 we approved a plan to restructure a facilities lease.  We recorded an expense for restructuring and other related expenses of $42.4 million and $90.4 million for the three and nine months ended September 30, 2003, respectively.  The remaining accrual at September 30, 2003 related to the restructuring was $75.2 million, which includes $75.1 million related to the lease restructuring and $0.1 million related to severance and other related costs.  We expect that cash payments of up to $5 million to $10 million of the remaining accrued liability may be spent in the fourth quarter of 2003, and the remainder in 2004 and 2005.  The actual amount and timing of such expenditure will be primarily dependent upon the ultimate terms of any lease restructuring.  Additionally, our decision to restructure the facilities lease will potentially relieve us of a future lease obligation of in excess of approximately $20 million per year, and approximately $35 million of capital expenditures.

Our aggregate cash and marketable securities at September 30, 2003 decreased $39,380,000 to $595,604,000 from $634,984,000 at December 31, 2002. Cash and cash equivalents, which are included in cash and marketable securities, were $77,449,000 and $108,098,000 at September 30, 2003 and December 31, 2002, respectively.  Net cash used in operations was $138,922,000 for the nine months ended September 30, 2003. Included in the cash used in operations was the net loss of $155,738,000 offset by the accrual for restructuring and other expense of $75.2 million. In addition to this was an increase in deferred revenue of $3,123,000 partially offset by $23,585,000 for non-cash charges and gains including $17,617,000 of depreciation and amortization. Cash provided by investing activities for the nine months ended September 30, 2003 was $87,301,000 including net sales of available-for-sale securities of $6,313,000 off-set by property and equipment expenditures of $13,501,000 as we continue to invest in our infrastructure and drug discovery technology. Cash provided by investing activities also includes the proceeds from the sale of certain PanVera assets, net of transaction costs, of $92,356,000. Cash provided by financing activities during the nine months ended September 30, 2003 was $20,788,000 including $8,949,000 from the issuance of common stock under employee stock option and benefit plans offset by $1,621,000 in principal payments on capital leases and other obligations. Cash provided by financing activities also included a $13,460,000 draw down from the Novartis loan facility.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements about our business, including our expectation that (i) we are positioned to commercialize multiple products in the coming years that we expect will generate increased revenues, (ii) our losses will continue, (iii) we anticipate entering into additional strategic collaborations, (iv) the Oregon Health Sciences University and purported securities class action litigation will not have a material adverse effect on us, (v) our restructuring plan will provide more flexibility for business investment and enable us to move our clinical candidates forward, (vi) we and our partners will begin clinical trials on a number of our development stage drug candidates during 2003 and early 2004, (vii) pharmaceutical royalties will increase due to anticipated Lexiva sales, (viii) we will advance more drug candidates from our Novartis collaboration into pre-clinical and clinical development in 2003, (ix) we will conduct advanced clinical development of merimepodib in North America; (x) as a result of the restructuring we expect to pay $5-10 million of the accrued liability for the facilities restructuring costs in 2003, and the balance in 2004 and 2005; (xi) we will realize savings in internal operating costs, including facilities operating costs, and offset some or all of those savings with increased investment in clinical development; (xii) our financial results for 2003 will be as set forth in the financial guidance provided on November 10, 2003; (xiii) we will continue the development in 2004 of certain proprietary drug candidates; (xiv) we and Aventis will decide on an appropriate path forward in the clinical development of pralnacasan following a full evaluation of the findings in a completed nine-month toxicology study and in a 12-month toxicology study that is in progress; and (xv) we and Aventis will continue two, shorter-term on-going trials of pralnacasan.  While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, our inability to further identify, develop and achieve commercial success for new products and technologies,  the possibility of delays in the commencement or completion of clinical trials, the risk that clinical trials may not result in marketable products, the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, our dependence upon existing and new pharmaceutical and biotechnology collaborations, the levels and timing of payments under our collaborative agreements, uncertainties about our ability to obtain new corporate collaborations on satisfactory terms, if at all, the development of competing systems, the risk that litigation filed against us may be determined adversely to our interests, the risk that we may not have enough information to decide whether to continue the development of pralnacasan after evaluation of toxicology studies, the risk that we may be required to halt ongoing trials, our ability to protect our proprietary technologies, patent-infringement claims, risks of new, changing and competitive technologies, the risk that there may be changing and new regulations in the U.S. and internationally, uncertainties about the amount and timing of any savings realized as a result of our approved restructuring plan and uncertainty about our ability to restructure our facilities lease on terms consistent with the assumption and estimates used by management to calculate the amount of restructuring and other expense. Please see the “Risk Factors” appearing in our 2002 Annual Report to Stockholders and in our Form 10-K filed with the SEC on March 31, 2003 for more details regarding these and other risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and it requires that an issuer classify a financial instrument that is within its scope as a liability. In the third quarter of 2003 we adopted SFAS 150  as required and the adoption did not have an impact on our financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” (“FIN 45”).  FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We have adopted FIN No. 45 and have included the new disclosure requirements in the Notes to Condensed Consolidated Financial Statements (see Note 7.).

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The adoption of FIN 46 did not have a material effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As part of its investment portfolio, Vertex owns financial instruments that are sensitive to market risks. The investment portfolio is used to preserve Vertex’s capital until it is required to fund operations, including Vertex’s research and development activities. None of these market risk sensitive instruments are held for trading purposes. Vertex does not have derivative financial instruments or derivative commodity instruments in its investment portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

Quarterly evaluation of the Company’s Disclosure Controls and Procedures and Internal Controls over Financial Reporting.  As of the end of the period covered by this quarterly report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

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

Disclosure Controls and Internal Controls.  Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.  In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II.  OTHER INFORMATION

ITEM 2. LEGAL PROCEEDINGS

See Note 8 of the condensed consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                   Exhibits:

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                  Reports on Form 8-K:

On July 24, 2003, we filed a report on Form 8-K under Item 9, “Regulation FD Disclosure” reporting that the Company had issued a press release to report the Company’s financial results for the quarter ended June 30, 2003.

On September 25, 2003, we filed a report on Form 8-K under Item 5, “Other Events,” reporting that the Company and certain of its officers and employees had been named as defendants in a purported class action lawsuit alleging violations of federal securities laws.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTEX PHARMACEUTICALS INCORPORATED

November 14, 2003	By:	/s/ Ian F. Smith
Ian F. Smith
Senior Vice President and Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.