Form 10-Q
period 2004-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2004-05-10
CIK 875320

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-19319

VERTEX PHARMACEUTICALS INCORPORATED
(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-3039129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
130 WAVERLY STREET CAMBRIDGE, MASSACHUSETTS (Address of principal executive offices)	02139-4242 (zip code)
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

YES  ☒    NO  ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES  ☒    NO  ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share Class	78,787,043 Outstanding at May 5, 2004

Vertex Pharmaceuticals Incorporated
Form 10-Q
For the Quarter Ended March 31, 2004

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$53,007	$98,159
Marketable securities, available for sale	467,567	485,005
Accounts receivable	7,937	7,324
Prepaid expenses and other current assets	4,927	3,318

Total current assets	533,438	593,806
Restricted cash	34,570	26,061
Property and equipment, net	76,170	80,083
Investments	18,863	18,863
Other assets	6,147	5,598

Total assets	$669,188	$724,411

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$7,741	$12,306
Accrued expenses and other current liabilities	23,793	26,374
Accrued interest	1,436	4,455
Obligations under capital leases	36	113
Collaborator development loan	14,000	14,000
Deferred revenue	9,351	7,746
Accrued restructuring and other expense	59,936	69,526
Other obligations	4,547	4,547

Total current liabilities	120,840	139,067
Collaborator development loan	18,460	18,460
Other obligations	7,268	7,268
Deferred revenue	50,524	51,771
Convertible subordinated notes (due September 2007)	161,865	315,000
Convertible subordinated notes (due September 2011)	153,135	—

Total liabilities	512,092	531,566

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 78,654,852 and 78,025,002 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	787	780
Additional paid-in capital	815,859	810,407
Deferred compensation, net	(2,879)	(1,112)
Accumulated other comprehensive income	3,687	2,690
Accumulated deficit	(660,358)	(619,920)

Total stockholders' equity	157,096	192,845

Total liabilities and stockholders' equity	$669,188	$724,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2004		2003
	(Unaudited)
	(In thousands, except per share data)
Revenues:
Royalties		$2,582	$1,921
Collaborative and other research and development revenues		14,931	14,068

Total revenues		17,513	15,989

Costs and expenses:
Royalty payments		846	652
Research and development		41,675	51,629
Sales, general and administrative		9,722	9,485
Restructuring and other expense		1,818	3,899

Total costs and expenses		54,061	65,665

Loss from operations		(36,548)	(49,676)
Interest income		2,990	5,768
Interest expense		(4,427)	(4,363)
Charge for retirement of 2007 convertible subordinated notes		(2,453)	—

Loss from continuing operations		(40,438)	(48,271)
Income from discontinued operations
Gain on sale of assets		—	69,232
Loss from discontinued operations		—	(350)

Total income from discontinued operations		—	68,882

Net income (loss)		$(40,438)	$20,611

Basic and diluted net loss per common share from continuing operations		$(0.52)	$(0.63)
Discontinued operations	$	(—)	$0.90

Basic and diluted net income (loss) per common share		$(0.52)	$0.27

Basic and diluted weighted average number of common shares outstanding		78,094	76,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
	(In thousands)
Cash flows from operating activities
Net income (loss)	$(40,438)	$20,611
Net income from discontinued operations	—	(68,882)

Loss from continuing operations	(40,438)	(48,271)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,125	7,064
Non-cash based compensation expense	778	799
Realized gains on marketable securities	(171)	(913)
Charge for retirement of 2007 convertible subordinated notes	2,453	—
Changes in operating assets and liabilities:
Accounts receivable	(613)	1,974
Prepaid expenses	(1,609)	(630)
Accounts payable	(4,565)	(5,069)
Accrued expenses and other current liabilities	(2,581)	(5,987)
Accrued restructuring and other expense	(9,590)	—
Accrued interest	(3,019)	(3,937)
Deferred Revenue	358	3,720

Net cash used in operating activities from continuing operations	(51,872)	(51,250)
Net cash provided by operating activities from discontinued operations	—	1,178

Net cash used in operating activities	(51,872)	(50,072)

Cash flows from investing activities:
Purchase of marketable securities	(58,026)	(165,176)
Sales and maturities of marketable securities	76,490	191,163
Expenditures for property and equipment	(2,876)	(6,728)
Restricted cash	(8,509)	(1)
Investments and other assets	(441)	(35)

Net cash provided by investing activities from continuing operations	6,638	19,223
Net cash provided by investing activities from discontinued operations	—	92,613

Net cash provided by investing activities	6,638	111,836

Cash flows from financing activities
Issuances of common stock under our employee benefit programs	2,913	3,177
Proceeds from collaborator development loan	—	8,500
Principal payments on notes payable, capital lease and other obligations	(77)	(667)
Issuance costs related to 2011 convertible subordinated notes	(2,897)	—

Net cash provided by financing activities from continuing operations	(61)	11,010
Effect of changes in exchange rates on cash	143	(99)

Net increase (decrease) in cash and cash equivalents	(45,152)	72,675

Cash and cash equivalents- beginning of period	98,159	108,098

Cash and cash equivalents- end of period	$53,007	$180,773

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform to current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2004 and 2003.

        The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended December 31, 2004. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, which are contained in the Company's 2003 Annual Report to its stockholders and in its Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

2. Accounting Policies

Basic and Diluted Net Income (Loss) per Common Share

        Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the exercise of outstanding stock options, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, the assumed conversion of convertible notes and unvested restricted shares of common stock. The following table sets forth a reconciliation of shares outstanding for basic and diluted net income (loss) per share, (in thousands except per share data):

	For the three months ended March 31,
	2004	2003
Basic net income (loss) per share:
Net income (loss)	$(40,438)	$20,611
Weighted-average number of common shares outstanding	78,094	76,411
Basic net income (loss) per share	$(0.52)	$0.27
Diluted net income (loss) per share:
Net income (loss)	$(40,438)	$20,611
Weighted-average number of common shares outstanding	78,094	76,411
Net effect of dilutive stock options at average market value	—	—

Weighted-average number of common shares assuming dilution	78,094	76,411

Diluted net income (loss) per share	$(0.52)	$0.27
Weighted-average anti-dilutive stock options and convertible notes	28,819	20,012

Stock-Based Compensation

        In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"), the Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for all awards granted to employees. Under APB 25, provided other criteria are met, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of the grant, no compensation cost is required. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation costs are expensed over the vesting period. Subsequent changes to option terms can also give rise to compensation costs.

        At March 31, 2004, the Company had one Employee Stock Purchase Plan ("ESPP") and three stock-based employee compensation plans, the 1991 Stock Option Plan, the 1994 Stock and Option Plan and the 1996 Stock and Option Plan (the "Plans"). For the three months ended March 31, 2004, the Company recorded $89,000 in compensation expense related to restricted shares of common stock issued to employees in 2003 and 2004. No stock-based employee compensation cost related to stock options is reflected in net loss, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        For stock options granted to non-employees, the Company recognizes compensation costs in accordance with the requirements of SFAS 123. SFAS 123 requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value.

        The following table illustrates the effect on net income (loss) and net income (loss) per common share if the fair value recognition of SFAS 123 had been applied to the Company's stock-based employee compensation.

	For the Three Months Ended March 31,
	2004	2003
	(In thousands)
Net income (loss) attributable to common shareholders, as reported	$(40,438)	$20,611
Add: Employee stock-based compensation expense included in net loss	89	—

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(10,371)	(14,768)

Pro forma net income (loss)	$(50,720)	$5,843
Basic and diluted net income (loss) per common share, as reported	$(0.52)	$0.27
Basic and diluted net income (loss) per common share, pro forma	$(0.65)	$0.08

Restructuring and Other Expense

        The Company records costs and liabilities associated with exit and disposal activities, as defined in SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 46"), at fair value in the period the liability is incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate applied in the initial period.

Debt Issuance Costs

        Debt issuance costs incurred in connection with Vertex's convertible subordinated note offerings are deferred and included in other assets on the consolidated balance sheet. The costs are amortized based on the effective interest method over the term of the related debt issuance. The amortization expense is included in interest expense on the consolidated statement of operations.

3. Discontinued Operations

        The Company sold certain assets and liabilities of the Discovery Tools and Services business to Invitrogen Corporation and Telegraph Hill Partners, LP in March and December 2003, respectively. In October 2001 the FASB issued FASB 144 "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides a single accounting model for long-lived assets to be disposed of. The combination of the assets sold in March 2003 and in December 2003 represent a component of the Company's business that, beginning in 2002, had separately identifiable cash flows. In accordance with SFAS 144, the results of operations and cash flows for the assets sold have been reclassified in the condensed consolidated financial statements under the heading "discontinued operations" for the three months ended March 31, 2003. The reclassification of amounts to discontinued operations has been prepared using estimates and assumptions deemed appropriate based upon information available. Amounts reclassified to discontinued operations are not necessarily indicative of what the results would have been had the business operated on a stand-alone basis.

        For the three months ended March 31, 2003 income from discontinued operations is comprised of the following revenue and expenses:

Three Months Ended March 31, 2003
(In thousands)
Revenues from discontinued operations	$6,620
Expenses from discontinued operations	$(6,970)
Gain from sale of discontinued operations	$69,232

Income from discontinued operations	$68,882

4. Comprehensive Loss

        For the three months ended March 31, 2004 and 2003, comprehensive income (loss) was as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$(40,438)	$20,611
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	854	(2,230)
Foreign currency translation adjustment	143	(99)

Total change in other comprehensive income (loss)	997	(2,329)

Total comprehensive income (loss)	$(39,441)	$18,282

5. Restructuring and Other Expense

        On June 10, 2003, Vertex adopted a plan to restructure its operations in preparation for investments to advance major products through clinical development to commercialization. The restructuring was designed to re-balance the Company's relative investment in research, development and commercialization, to better enable the Company to pursue its long-term objective of becoming a profitable pharmaceutical company with industry-leading capabilities in research, development and commercialization of products. The restructuring plan included a workforce reduction, write-offs of certain assets and a decision not to occupy a leased facility located in Cambridge, Massachusetts ("the Kendall Square Facility"). The Kendall Square Facility is approximately 290,000 square feet of specialized laboratory and office space. The lease commenced in January 2003 and has a 15-year term. The Company is actively seeking subtenancies to minimize its ongoing lease obligations.

        During the first quarter of 2004, the Company recorded an additional $1.8 million of restructuring and other expense related to the imputed interest cost of the restructuring and other expense accrual. Additionally, in the first quarter of 2004, $11.4 million of cash payments were charged against the accrual. The accrual balance at March 31, 2004 was $59.9 million and was related to the estimated ongoing lease obligations for the Kendall Square Facility. In the first quarter of 2003 the Company recorded $3.9 million of lease-operating expenses incurred prior to the decision to seek subtenants.

        In accordance with SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company's initial estimate of its liability for its ongoing Kendall Square Facility lease obligation was recorded at fair value in the second quarter of 2003. The Company reviews its assumptions and estimates quarterly and updates the liability as changes in circumstances require. As prescribed by SFAS 146, the expense and liability recorded was calculated using probability-weighted discounted cash-flows based on the Company's assumptions and estimates underlying the possible outcomes with respect to the estimated ongoing lease obligations, including contractual rental and build-out commitments, lease buy-out, time to sublease the space and sublease rental rates. The Company validates its estimates and assumptions through consultations with independent third parties having relevant expertise. The Company used a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows.

        The expense and liability related to the Company's estimated ongoing lease obligations for the Kendall Square Facility requires the Company to make significant estimates and assumptions. The Company will review the estimates and assumptions on at least a quarterly basis, until the outcome is finalized, and make whatever modifications management believes necessary, based on the Company's best judgment, to reflect any changed circumstances. It is possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material. Because the Company's estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate of the liability will increase as a result of time passing. Any such changes to the Company's estimate of the liability are recorded as additional restructuring and other expense.

        The actual amount and timing of the payment of the remaining accrued liability of approximately $59.9 million is dependent upon the ultimate terms of any potential subleases or lease restructuring.

6. Convertible Subordinated Notes

        On February 13, 2004, the Company exchanged approximately $153.1 million in aggregate principal amount of newly issued 5.75% Convertible Senior Subordinated Notes due in 2011 (the "2011 Notes") for an equal amount of its outstanding 5% Convertible Subordinated Notes due in 2007 (the "2007 Notes"). The 2011 Notes were issued through a private offering to qualified institutional buyers. The 2011 Notes are convertible, at the option of the holder, into common stock at a price equal to $14.94, subject to adjustment under certain circumstances. The 2011 Notes bear an interest rate of 5.75% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the notes on February 15 and August 15 of each year. On or after February 15, 2007, the Company may redeem the 2011 Notes at a redemption price equal to the principal amount plus accrued and unpaid interest, if any. At March 31, 2004 the Company had $161.9 million of the 2007 Notes and $153.1 million of the 2011 Notes outstanding. As a result of the exchange, the Company recorded a charge on the retirement of $153.1 million of the 2007 Notes in the amount of $2,453,000, which represents the related unamortized deferred issuance costs. The deferred issuance costs associated with the issuance of the 2011 Notes, which are classified as long-term other assets, were $2,940,935, of which $53,000 was amortized to interest expense in the three months ended March 31, 2004.

7. Guarantees

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

        Effective on March 28, 2003, the Company sold certain assets of PanVera LLC to Invitrogen Corporation for approximately $97 million. The agreement with Invitrogen requires the Company to indemnify Invitrogen against any loss it may suffer by reason of Vertex's breach of certain representations and warranties, or failure to perform certain covenants, contained in the agreement. The representations, warranties and covenants are of a type customary in agreements of this sort. The Company's aggregate obligations under the indemnity are, with a few exceptions which the Company believes are not material, capped at one-half of the purchase price, and apply to claims under representations and warranties made within fifteen months after closing, although there is no corresponding time limit for claims made based on breaches of covenants. The Company believes the estimated fair value of these indemnification arrangements is minimal.

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

        On February 10, 2004, Vertex entered into a Dealer Manager Agreement with UBS Securities LLC in connection with the exchange of approximately $153.1 million of the 2011 Notes for approximately $153.1 million of the 2007 Notes. The Dealer Manager Agreement requires the Company to indemnify UBS Securities LLC against any loss it may suffer by reason of the Company's breach of certain representations and warranties, its failure to perform certain covenants, the inclusion of any untrue statement of material fact in the materials provided to potential investors in the 2011 Notes, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the exchange of convertible notes. The representations, warranties and covenants in the Dealer Manager Agreement are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification obligations is minimal.

8. Legal Proceedings

        On September 23, 2003, two purported shareholder class actions. Carlos Marcano v. Vertex Pharmaceuticals, et al. and City of Dearborn Heights General Governmental Employees' Retirement System v. Vertex Pharmaceuticals, et al., were filed in the United States District Court for the District of Massachusetts, naming the Company and certain current and former officers and employees of the Company as defendants. Those actions were followed by three additional lawsuits, Stephen Anish v. Vertex Pharmaceuticals, et al., William Johns v. Vertex Pharmaceuticals, et al., and Ben Harrington v. Vertex Pharmaceuticals, et al., also filed in the District of Massachusetts. All five cases contain substantially identical allegations and have been consolidated by the District Court into one lawsuit. The plaintiffs claim that the defendants made material misrepresentations and/or omissions of material fact regarding VX-745, an investigational agent with potential in the treatment of inflammatory and neurological diseases, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10(b)(5). The plaintiffs seek certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. In March 2004 the Company filed a motion to dismiss all of the claims brought against it in these lawsuits. The court has scheduled a hearing for mid-June 2004 to hear arguments on the motion to dismiss. The Company believes these claims are without merit and intends to contest them vigorously.

9. New Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" and in December 2003 issued a revised FIN 46 ("FIN 46R") which addresses the period of adoption of FIN 46 for entities created before January 31, 2003. FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 in the first quarter of 2004 as required. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial statements.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 supercedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted SAB 104 in the first quarter of fiscal year 2004. The adoption of SAB 104 did not have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a biotechnology company in the business of discovering, developing, and marketing small molecule drugs for serious diseases including HIV infection, chronic hepatitis C virus (HCV) infection, inflammatory and autoimmune disorders and cancer, independently and with collaborators. To date, we have discovered and advanced two products that have reached the market, Agenerase™ (amprenavir) and Lexiva™ (fosamprenavir calcium). Agenerase was approved and launched in the United States in April 1999, and Lexiva was approved and launched in the United States in November 2003. We expect that Lexiva will be approved and launched in the European Union under the trade name Telzir™ in 2004. We earn a royalty on the sales of Agenerase and Lexiva and co-promote these products in collaboration with GlaxoSmithKline. Our drug candidate pipeline is principally focused on the development and commercialization of new treatments for viral and inflammatory diseases. We have built a drug discovery capability that integrates advanced biology, chemistry, biophysics, automation and information technologies, with a goal of making the drug discovery process more efficient and productive.

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

Business Strategy

        We have elected to diversify our research and development activities across a relatively broad array of investment opportunities, due in part to the high risks associated with the biotechnology and pharmaceutical business. We focus our efforts both on programs that we expect to control throughout the development and commercialization process, and programs that we expect will be conducted in the development and commercial phase principally by a collaborative partner. Since we have incurred losses from our inception and expect to incur losses for the foreseeable future, our business strategy is dependent in large part on our continued ability to raise significant funding to finance our operations and meet our long-term contractual commitments and obligations. In the past, we have secured funds principally through capital market transactions, strategic collaborative agreements, proceeds from the disposition of assets, investment income and the issuance of stock under our employee benefit programs. At March 31, 2004 we had approximately $520.6 million of cash, cash equivalents and available for sale securities and approximately $161.9 million of 5% Convertible Subordinated Notes due 2007 (the "2007 Notes") and approximately $153.1 million of 5.75% Convertible Senior

Subordinated Notes due 2011 (the "2011 Notes"). We have taken a number of steps to address our cash position and investment requirements in support of our existing business strategy.

        Debt Exchange.    On February 13, 2004, we exchanged approximately $153.1 million in aggregate principal amount of newly issued 2011 Notes for an equal amount of our 2007 Notes. This transaction had an effect of significantly deferring the repayment date for almost half of our outstanding debt.

        Novartis Restructuring.    In February 2004, we amended our existing collaboration agreement with Novartis. We will continue to receive research funding through April 2006, consistent with the original agreement, and up to $35 million in pre-commercial payments for each preclinical drug candidate which we propose and Novartis accepts for preclinical development. We will no longer be responsible for the early development of drug candidates through proof-of-concept, as required under the original agreement, except that we may elect to develop VX-680 under the terms of the original agreement. We believe the restructured agreement remains financially attractive for us, and we are now free to devote our internal development resources to Vertex-controlled compounds in our areas of principal therapeutic interest.

Rebalancing of Research and Development

        During 2003, we elected to focus our internal development and commercialization activity on two principal areas for the intermediate term: viral and inflammatory diseases. Our most advanced drug candidates in these areas are merimepodib (HCV), VX-950 (HCV) and VX-765 (inflammatory diseases). In preparation for advancing these and other Vertex-controlled drug candidates, we restructured our operations during the second quarter of 2003 to rebalance our relative investment in research, development and commercialization. This restructuring included a workforce reduction and a decision not to occupy our Kendall Square Facility in Cambridge, Massachusetts. Our investment in Company-sponsored research continues to decline from prior year levels, while we expect our investment in Company-sponsored development to increase over prior year levels. Overall we expect our total research and development investment in 2004 to be comparable to 2003, with increases, if any, resulting principally from activities funded in whole or in part by new collaborators.

Collaborative Revenue

        Collaborations have been and will continue to be an important component of our business strategy going forward.

        We currently have significant collaborations with Novartis, Aventis, GlaxoSmithKline, and Serono. In these collaborations, we have retained a share of downstream product revenue and may be entitled to significant pre-commercial milestone payments as drug candidates progress in development. We currently receive research funding from Novartis and Serono, and we currently have drug candidates in clinical development and commercialization under the collaborations with GlaxoSmithKline and Aventis and under a collaboration with Kissei. In the first quarter of 2004 we realized $17.5 million in royalties and collaborative revenue, all of which was earned under our pharmaceutical partnerships.

        Our collaborations with Novartis and GlaxoSmithKline accounted for 65% and 15%, respectively, of our total revenue in the first quarter of 2004. A significant portion of our total research effort is being conducted under our collaboration with Novartis, which is scheduled to conclude, along with our research funding from Novartis, in April 2006. Under the terms of our agreement with Novartis, we will retain all rights to the intellectual property that we generate during that collaboration, except for rights licensed to Novartis in connection with the development and commercialization of specific preclinical drug candidates that Novartis accepts for development. Our access to these retained rights may help us initiate other collaborative opportunities in the kinase inhibitor field if our collaboration with Novartis is not extended beyond 2006. We will need to seek those opportunities or other financing alternatives in order to maintain our discovery effort at its existing level. It is not possible to predict at present whether any of those collaborations or other financing alternatives will be available in 2006 and beyond.

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

        At March 31, 2004 we had cash, cash equivalents and marketable securities of $520.6 million, which is a decrease of $62.6 million from $583.2 at December 31, 2003. The decrease of $62.6 million is primarily the result of net cash used in operations of $51.9 million, which includes the net loss of $40.4 million and $11 million of cash payments made in connection with the restructuring and other expense accrual. Restricted cash increased by $8.5 million due to the issuance of a stand-by letter of credit pursuant to an operating lease agreement. Cash receipts from the issuance of common stock under our employee benefit programs during the first quarter of 2004 was $2.9 million.

        As part of our strategy to manage our long term operational cash needs, in February 2004 we exchanged approximately $153.1 million in aggregate principal amount of newly issued 2011 Notes for an equal amount of our 2007 Notes. The 2011 Notes were issued through a private offering to qualified institutional buyers. The 2011 Notes are convertible, at the option of the holder, into common stock at a price equal to $14.94, subject to adjustment under certain circumstances. The 2007 Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26.

        The restructuring accrual remaining at March 31, 2004 of $59.9 million, relating to the lease for our Kendall Square Facility, could possibly be paid in full over the next 24 months. However, the actual amount and timing of such payments will be dependent upon the ultimate terms of any potential subtenancies or lease restructuring. We review our estimates underlying the restructuring accrual on at least a quarterly basis, and the accrual could change with any future change in our estimates.

        At March 31, 2004 we had $32,460,000 in loans outstanding under a loan facility established under the original terms of our collaboration agreement with Novartis. Loans under the facility were intended to fund early clinical studies of kinase inhibitor compounds that we selected for early development. In February 2004, we amended the terms of the Novartis collaboration agreement. We will continue to be responsible for drug discovery and Novartis will continue to provide research funding through the balance of the research term ending in April 2006, as provided in the original agreement. However, Novartis will now be responsible for all nonclinical and clinical development of drug candidates which it accepts for development, and consequently the loan facility providing funding for development activities by Vertex has been terminated. We may either continue development of VX-680 under the terms of the original agreement using loan proceeds we have received under the Novartis loan facility, or elect to develop and commercialize VX-680 independent of Novartis. If we elect to develop and commercialize VX-680 independent of Novartis, loan amounts with respect to that compound which are unspent and uncommitted at the time of our election will be repayable immediately. Outstanding loans that funded amounts either spent or committed to be spent on development activities relating to a particular compound will be forgiven if that compound is selected by Novartis for development. If not, the related loan will be repayable without interest in May 2008. At March 31, 2004, approximately $14 million in development loans previously advanced to us were unspent and uncommitted.

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

        Our commitments and obligations are more fully described in our 2003 Annual Report on Form 10K filed with the SEC on March 15, 2004.

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

        We believe that the application of the accounting policies for restructuring and other expenses, research and development expenses, and revenue recognition, all of which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. Our accounting polices, including the one discussed below, are more fully described in Note B to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2004.

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

        In 2003, we announced a plan to restructure our operations in preparation for increased investment in the clinical development and commercialization of our drug candidates. We designed the restructuring to rebalance our relative investment in research, development and commercialization, to better support our long-term objective of becoming an integrated drug company. The restructuring included a workforce reduction, write-offs of certain assets and a decision not to occupy the Kendall Square Facility. We are actively seeking sub-tenancies to mimimize our ongoing lease obligations.

        In accordance with SFAS 146, we have reviewed our assumptions and estimates quarterly and updated the liability as changes in circumstances have required. For the quarter ending March 31, 2004, we recorded $1.8 million of restructuring and other expenses, which is a result of the imputed interest cost related to the restructuring accrual. The remaining restructuring accrual relating to the estimated ongoing lease obligations for the Kendall Square Facility was $59.9 million at March 31, 2004.

        The Company's management is required to make significant judgments and assumptions when estimating the liability for the ongoing lease obligations for the Kendall Square Facility. We use probability-weighted discounted cash flows in order to calculate the amount of the liability. In accordance with SFAS 146, we used a credit-adjusted risk-free rate of approximately 10% in discounting our estimated cash flows. The probability-weighted discounted cash flows are based on management's assumptions and estimates underlying the possible outcomes with respect to the ongoing lease obligations, including contractual rental and build-out commitments, time to sublease the space and sublease rental rates. We validate our estimates and assumptions through consultations with independent third parties having relevant expertise.

        It is possible that our estimates and assumptions will change in the future resulting in additional adjustments to the amount of the liability, and the effect of such adjustments could be material. For example, if sublease rental rates differ from our assumption by approximately 10% in either direction, our recorded liability will be negatively or positively adjusted by approximately $8 million. If the time to secure subtenancies is delayed by six months from our estimated completion date, the impact could be as high as approximately $7 million in additional liability. The increase would be higher if there is further delay.

        We will review our assumptions and judgments related to the liability on at least a quarterly basis, until the outcome is finalized, and make whatever modifications we believe are necessary, based on our best judgment, to reflect any changed circumstances.

Results of Operations

        The following discussion of revenues and expenses is based only on the results of our continuing operations. We sold the assets of the Discovery Tools and Services business in two independent transactions in March and December 2003. In accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144"), the results of operations associated with the assets sold have been reclassified on the consolidated financial statements under the heading "discontinued operations" for the three months ended March 31, 2003. The reclassification of the amounts to discontinued operations has been prepared using estimates and assumptions we have deemed appropriate based upon the information currently available. Amounts reclassified to discontinued operations are not necessarily indicative of the results that would have been achieved had the Discovery Tools and Services business operated on a stand-alone basis during the period presented.

        As a result of the disposition of these assets, we now operate in a single operating segment: Pharmaceuticals.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

Net Loss

        Our net loss for the three months ended March 31, 2004 was $40,438,000 or $0.52 per basic and diluted common share, compared to net income of $20,611,000 or $0.27 per basic and diluted common share for the three months ended March 31, 2003. Included in the net loss for the quarter ended March 31, 2004 is restructuring and other expense of $1,818,000 and a charge of $2,453,000 for retirement of $153,135,000 in aggregate principal amount of our 2007 Notes. Our net income for the quarter ended March 31, 2003 includes restructuring and other expense of $3,899,000 and income from discontinued operations of $68,882,000. Included in the income from discontinued operations is a gain from the sale of assets of $69,232,000.

        Our loss from continuing operations of $40,438,000 for the three months ended March 31, 2004 decreased compared to our loss from continuing operations of $48,271,000 for the three months ended March 31, 2003 primarily due to reduced research and development expenses resulting from our pipeline prioritization.

Revenues

        Total revenues increased to $17,513,000 for the three months ended March 31, 2004 compared to $15,989,000 for the three months ended March 31, 2003. In the first quarter of 2004, revenue was comprised of $2,582,000 in royalties and $14,931,000 in collaborative and other research and development revenue, as compared with $1,921,000 in royalties and $14,068,000 in collaborative and other research and development revenue in the first quarter of 2003.

        Royalties consist of Agenerase and Lexiva royalty revenue. Agenerase royalty revenue is based on actual and estimated worldwide net sales of Agenerase. We began earning royalties on sales of Lexiva in the United States in November 2003. As a result of the Lexiva launch, royalty revenue increased in the first quarter of 2004 as compared with the same period in 2003. We expect to receive marketing approval in the European Union for Lexiva (under the trade name Telzir) in 2004. We pay a royalty to a third party on sales of Agenerase and Lexiva.

        Collaborative and other research and development revenue increased $863,000 or 6% for the three months ended March 31, 2004 as compared with 2003. In the first quarter of 2004 we recognized revenue under our collaboration with Novartis in the amount of $11,427,000, compared with $10,486,000 in the first quarter of 2003.

        We expect that collaborative and other research and development revenues will continue to be a significant source of our total revenues and we believe we could enter into additional collaborative agreements in 2004 which could be material to our business.

Costs and Expenses

        Research and development expenses decreased $9,954,000 or 19% to $41,675,000 for the three months ended March 31, 2004 from $51,629,000 in 2003. Research expenditures were $26,412,000 in the first quarter of 2004 compared with $30,316,000 in first quarter of 2003. Development expenditures were $15,263,000 in the first quarter of 2004 compared with $21,313,000 in the first quarter of 2003. Our investment in research has decreased due to a June 2003 operational restructuring that included a reduction in personnel. Our investment in development decreased as result of the prioritization of our development portfolio. In 2003 our clinical trials focused on multiple drug candidates. The results of these trials enabled us to focus our clinical pipeline on two core therapeutic areas—viral and inflammatory diseases. Our lead drug candidates in these areas are merimepodib (HCV), VX-950 (HCV) and VX-765 (inflammatory diseases). In 2003, our development investment also focused on drug candidates with potential therapeutic indications outside our current core therapeutic areas, such as VX-702 (acute coronary syndromes), VX-148 (autoimmune diseases), VX-944 (oncology) and VX-680 (oncology). We are seeking to identify licensing opportunities for these drug candidates in order to continue their clinical development. We continue to focus our main drug discovery efforts on the protein kinase and ion channel gene families as well as other targeted areas. We expect research expenses to remain at levels consistent with the first quarter of 2004 but the level of development investment will vary dependent on the occurrence and timing of clinical trials. We anticipate that development expenses will increase in future periods as we add personnel and capabilities to support the advancement of our lead drug candidates.

        The following table details our Collaborator and Company-sponsored research and development expenses for the three months ended March 31 (in thousands):

	For the Three Months Ended March 31, 2004			For the Three Months Ended March 31, 2003
	Research	Development	Total	Research	Development	Total
Collaborator-Sponsored	$14,954	$2,919	$17,873	$15,224	$4,844	$20,068
Company-Sponsored	11,458	12,344	23,802	15,092	16,469	31,561

Total	$26,412	$15,263	$41,675	$30,316	$21,313	$51,629

        Sales, general and administrative expenses remained consistent at $9,722,000 for the three months ended March 31, 2004 compared to $9,485,000 for the same period in 2003. We expect sales, general and administrative expenses to remain at similar levels throughout 2004.

        Restructuring and other expense for the three months ended March 31, 2004 was $1,818,000 compared with $3,899,000 for the three months ended March 31, 2003. The charge in 2004 reflects the imputed interest cost for the period related to the restructuring accrual. In addition, in the first quarter of 2004, $11.4 million of cash payments were charged against the restructuring and other expense accrual. The accrual balance at March 31, 2004 was $59.9 million. The charge in 2003 represents lease-operating expense incurred prior to the decision not to occupy the Kendall Square Facility. We will continue to incur the imputed interest costs of the restructuring accrual on a quarterly basis at the credit-adjusted risk-free rate until the outcome in finalized. The expense and liability related to our estimated ongoing lease obligations for the Kendall Square Facility requires us to make significant estimates and assumptions. These estimates and assumptions are monitored at least quarterly for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments and the effect of any such adjustments could be material.

        Interest income decreased $2,778,000, or 48%, to $2,990,000 for the three months ended March 31, 2004 from $5,768,000 for the three months ended March 31, 2003. The decrease is a result of a lower average balance of funds invested and lower portfolio yields.

        In the first quarter of 2004 we wrote off $2,453,000 of unamortized issuance costs related to the 2007 Notes that were retired.

Forward-Looking Statements

        This reports contains forward-looking statements about our business, including our expectation that (i) we are positioned to commercialize multiple products in the coming years that we expect will generate increased revenues; (ii) our losses will continue; (iii) research and development expenses in 2004 will be comparable to 2003; (iv) we will enter into additional strategic collaborations for the development of our drug candidates which are outside our focus areas of viral and inflammatory diseases; (v) we will continue to collaborate with existing and new partners to develop and market Vertex-discovered products for selected major therapeutic areas; (vi) we and our partners will begin clinical trials on a number of our development stage drug candidates during 2004; (vii) Lexiva will be launched in the E.U. under the trade name Telzir in 2004; (viii) our capital expenditures in 2004 will be at levels consistent with 2003 and we will complete 2004 with cash, cash equivalents and marketable securities in excess of $350 million; (ix) our liability under the Kendall Square lease will be as we have estimated and we may pay the full amount in the next 24 months; and (x) sales, general and administrative expenses will remain constant for the rest of 2004. While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, our inability to further identify, develop and achieve commercial success for new products and technologies, the possibility of delays in the research and development necessary to select drug development candidates, the possibility of delays in the commencement or completion of clinical trials, the risk that clinical activities planned for 2004 may not commence as scheduled, the risk that clinical trials may not result in marketable products, the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates, including Lexiva, our dependence upon existing and new pharmaceutical and biotechnology collaborations, the levels and timing of payments under our collaborative agreements, uncertainties about our ability to obtain new corporate collaborations on satisfactory terms, if at all, the development of competing systems, our ability to protect our proprietary technologies, patent-infringement claims, risks of new, changing and competitive technologies, the risk that there may be changing and new regulations in the U.S. and internationally and uncertainty about our ability to restructure our obligation under the Kendall Square facility lease. Please see the "Risk Factors" appearing in our 2003 Annual Report to Stockholders and in our Form 10-K filed with the SEC on March 15, 2004 for more details regarding these and other risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4. Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a—15(e) and 15d—15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Report on Form 10-Q was being prepared. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        (b)    Changes in Internal Controls Over Financial Reporting. No change in the Company's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the first quarter of 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        See Note 8 to the condensed consolidated financial statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On February 13, 2004, Vertex issued $153,135,000 in aggregate principal amount of 5 3/4% Senior Subordinated Notes due 2011 (the "2011 Notes") in exchange for $153,135,000 of our outstanding 5% Convertible Subordinated Notes due September 2007 pursuant to the exemption from registration provided by Rule 144A under the Securities Act of 1933, as amended. The 2011 Notes were issued exclusively to qualified institutional buyers. The 2011 Notes are convertible, at the option of the holder, into our common stock at a price equal to $14.94 per share, subject to adjustment under certain circumstances.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

        On January 12, 2004, we furnished a report on Form 8-K under Item 12, "Disclosure of Results of Operations and Financial Condition" reporting that the Company had issued a press release to report on its 2003 accomplishments, 2003 financial guidance and 2004 outlook.

        On February 3, 2004, we filed a report on Form 8-K under Item 5, "Other Events" and Item 9 "Regulation FD Disclosure," reporting that the Company had issued a press release reporting on an amendment to its collaboration agreement with Novartis Pharma AG.

        On February 10, 2004, we furnished a report on Form 8-K under Item 9, "Regulation FD Disclosure" reporting that the Company had issued a press release announcing that certain holders of its existing Convertible Subordinated Notes due 2007 had agreed to exchange those notes for newly issued 5.75% Convertible Senior Subordinated Notes due 2011.

        On February 11, 2004, we furnished a report on Form 8-K under Item 12, "Disclosure of Results of Operations and Financial Condition" reporting that the Company had issued a press release to report the Company's financial results for the year ended December 31, 2003.

        On February 13, 2004, we furnished a report on Form 8-K under Item 9 "Regulation FD," reporting that the Company had issued a press release announcing completion of the exchange of approximately $153.1 million in aggregate principal amount of our 5% Convertible Notes due 2007 for approximately $153.1 million in aggregate principal amount of newly issued 5.75% Convertible Senior Subordinated Notes due 2011.

        On February 23, 2004, we filed a report on Form 8-K, Item 5 "Other Events and Regulation FD Disclosure" containing three agreements entered into in connection with the earlier announced debt exchange.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTEX PHARMACEUTICALS INCORPORATED
May 10, 2004	By:	/s/ IAN F. SMITH Ian F. Smith Senior Vice President and Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.