Form 10-Q
period 2004-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2004-08-09
CIK 875320

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒    NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	79,987,243
Class	Outstanding at August 4, 2004

Vertex Pharmaceuticals Incorporated
Form 10-Q
For the Quarter Ended June 30, 2004

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited) (In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$63,692	$98,159
Marketable securities, available for sale	396,676	485,005
Accounts receivable	9,939	7,324
Prepaid expenses and other current assets	3,908	3,318

Total current assets	474,215	593,806
Restricted cash	52,416	26,061
Property and equipment, net	73,226	80,083
Investments	18,863	18,863
Other assets	5,331	5,598

Total assets	$624,051	$724,411

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$7,815	$12,306
Accrued expenses and other current liabilities	22,844	26,374
Accrued restructuring and other expense	56,701	69,526
Deferred revenue	39,742	7,746
Accrued interest	5,661	4,455
Other obligations	4,688	4,660
Collaborator development loan	—	14,000

Total current liabilities	137,451	139,067

Deferred revenue (excluding current portion)	38,385	51,771
Collaborator development loan (excluding current portion)	19,997	18,460
Other obligations (excluding current portion)	2,925	7,268
Convertible subordinated notes (due September 2007)	161,865	315,000
Convertible senior subordinated notes (due September 2011)	153,135	—

Total liabilities	513,758	531,566

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 79,900,970 and 78,025,002 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	799	780
Additional paid-in capital	826,451	810,407
Deferred compensation, net	(10,985)	(1,112)
Accumulated other comprehensive income	(1,345)	2,690
Accumulated deficit	(704,627)	(619,920)

Total stockholders' equity	110,293	192,845

Total liabilities and stockholders' equity	$624,051	$724,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004		2003	2004		2003
Revenues:
Royalties		$4,011	$2,020		$6,593	$3,941
Collaborative and other research and development revenues		14,530	13,932		29,461	28,000

Total revenues		18,541	15,952		36,054	31,941

Costs and expenses:
Royalty payments		1,328	668		2,174	1,320
Research and development		47,450	50,080		89,125	101,709
Sales, general and administrative		10,160	9,687		19,882	19,172
Restructuring and other expense		1,837	44,131		3,655	48,030

Total costs and expenses		60,775	104,566		114,836	170,231

Loss from operations		(42,234)	(88,614)		(78,782)	(138,290)
Interest income		2,546	3,421		5,536	9,189
Interest expense		(4,581)	(4,342)		(9,008)	(8,705)
Charge for retirement of 2007 convertible subordinated notes		—	—		(2,453)	—

Loss from continuing operations		(44,269)	(89,535)		(84,707)	(137,806)
Income from discontinued operations
Gain on sale of assets		—	—		—	69,232
Loss from discontinued operations		—	(393)		—	(743)

Total income (loss) from discontinued operations		—	(393)		—	68,489

Net loss		$(44,269)	$(89,928)		$(84,707)	$(69,317)

Basic and diluted net loss per common share from continuing operations		$(0.56)	$(1.16)		$(1.08)	$(1.80)
Discontinued operations	$	( —)	$(.01)	$	( —)	$0.89

Basic and diluted net loss per common share		$(0.56)	$(1.17)		$(1.08)	$(0.91)

Basic and diluted weighted average number of common shares outstanding		78,807	76,764		78,356	76,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2004	2003
	(Unaudited) (In thousands)
Cash flows from operating activities
Net loss	$(84,707)	$(69,317)
Net income from discontinued operations	—	(68,489)

Loss from continuing operations	(84,707)	(137,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,409	14,470
Non-cash based compensation expense	1,716	1,801
Non-cash restructuring	—	4,395
Realized gains on marketable securities	(264)	(974)
Charge for retirement of 2007 convertible subordinated notes	2,453	—
Changes in operating assets and liabilities:
Accounts receivable	(2,615)	1,686
Prepaid expenses	(590)	(355)
Accounts payable	(4,491)	(5,500)
Accrued expenses and other current liabilities	(7,745)	(8,819)
Accrued restructuring and other expense	(12,825)	38,585
Accrued interest	1,206	—
Deferred revenue	18,610	3,097

Net cash used in operating activities from continuing operations	(74,843)	(89,420)
Net cash provided by operating activities from discontinued operations	—	(970)

Net cash used in operating activities	(74,843)	(90,390)
Cash flows from investing activities:
Purchase of marketable securities	(97,386)	(331,270)
Sales and maturities of marketable securities	181,953	356,568
Expenditures for property and equipment	(6,860)	(14,651)
Proceeds from sale of assets	—	(819)
Restricted cash	(26,355)	(1)
Investments and other assets	43	864

Net cash provided by investing activities from continuing operations	51,395	10,691
Net cash provided by investing activities from discontinued operations	—	92,969

Net cash provided by investing activities	51,395	103,660
Cash flows from financing activities
Issuances of common stock under our employee benefit programs	4,474	4,532
Proceeds from collaborator development loan	—	8,500
Principal payments on notes payable, capital lease and other obligations	(100)	(1,218)
Issuance costs related to 2011 convertible senior subordinated notes	(2,921)	—
Repayments of collaborator development loan	(12,463)	—

Net cash provided by (used in) financing activities from continuing operations	(11,010)	11,814
Effect of changes in exchange rates on cash	(9)	228

Net increase (decrease) in cash and cash equivalents	(34,467)	25,312
Cash and cash equivalents—beginning of period	98,159	108,098

Cash and cash equivalents—end of period	$63,692	$133,410

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform to current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2004 and 2003.

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

2. Accounting Policies

Basic and Diluted Net Income (Loss) per Common Share

        Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding during the period plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and the vesting of unvested restricted shares of common stock. Common equivalent shares have not been included in the net loss per share calculations because their effect would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following (in thousands, except per share amounts):

	At June 30,
	2004	2003
Stock Options	16,360	18,057
Weighted-average exercise price	$22.99	$23.79
Convertible Notes	12,004	3,414
Weighted-average conversion price	$26.24	$92.26
Unvested restricted shares	1,256	—

Stock-Based Compensation

        In accordance with Statements of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS 148"), the Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and applies Accounting Principles Board Opinion No. 25,

"Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for all stock awards granted to employees. Under APB 25, provided that other criteria are met, when the exercise price of options granted to employees under these plans equals the market price of the common stock on the date of the grant, no compensation cost is required. When the exercise price of options granted to employees under these plans is less than the market price of the common stock on the date of grant, compensation costs are expensed over the vesting period. Subsequent changes to option terms can also give rise to compensation costs.

        At June 30, 2004, the Company had one Employee Stock Purchase Plan ("ESPP") and three stock-based employee compensation plans: the 1991 Stock Option Plan, the 1994 Stock and Option Plan and the 1996 Stock and Option Plan (collectively, the "Plans"). No stock-based employee compensation cost related to stock options is reflected in net loss, as all options granted under the Plans had exercise prices equal to the market value of the underlying common stock on the date of grant.

        At June 30, 2004, the Company had 1,256,434 restricted shares unvested and outstanding. For the six months ended June 30, 2004, the Company issued 1,131,953 restricted shares, net of cancellations, to employees, including a one-time grant to senior managers and executives on May 6, 2004.

        The Company grants restricted shares to employees and the price per share is equal to the par value of the Company's common stock or $0.01 per share. In general, the restricted shares vest over four years in four equal annual installments. Under the terms of the one-time grant made to senior managers and executives in May 2004, the restricted shares vest in two increments: 50% on May 6, 2007 (the three year anniversary of the grant) and the balance on May 6, 2009, or earlier, if the Company is profitable as determined by the Board of Directors. The Company has recorded additional deferred compensation of approximately $10,349,000 related to the issuance of restricted shares during the six months ended June 30, 2004. The Company recorded deferred compensation expense of approximately $387,000 and $476,000 for the three and six months ended June 30, 2004, respectively, related to all restricted shares outstanding during those periods. There was no deferred compensation expense for the three and six months ended June 30, 2003.

        For stock options granted to non-employees, the Company recognizes compensation costs in accordance with the requirements of SFAS 123. SFAS 123 requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value.

        The following table illustrates the effect on net loss and net loss per common share if the fair value recognition of SFAS 123 had been applied to the Company's stock-based employee compensation.

Employee stock-based compensation expense is amortized on a straight-line basis, as our valuation of options subject to SFAS 123 assumes a single weighted average expected life for each award.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net loss attributable to common shareholders, as reported	$(44,269)	$(89,928)	$(84,707)	$(69,317)
Add: Employee stock-based compensation expense included in net loss, net of tax	387	—	476	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(9,758)	(12,661)	(20,129)	(27,429)
Pro forma net loss	$(53,640)	$(102,589)	$(104,360)	$(96,746)
Basic and diluted net loss per common share, as reported	$(0.56)	$(1.17)	$(1.08)	$(0.91)
Basic and diluted net loss per common share, pro forma	$(0.68)	$(1.34)	$(1.33)	$(1.26)

Research and Development

        All research and development costs, including amounts funded in research collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical trial costs, contract services and other outside costs. Collaborator and Company-sponsored research and development expenses for the three and six months ended June 30, 2003 and 2004 were as follows:

	For the Three Months Ended June 30, 2004			For the Three Months Ended June 30, 2003
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$14,710	$3,920	$18,630	$14,314	$4,906	$19,220
Company-sponsored	13,290	15,530	28,820	14,346	16,514	30,860

Total	$28,000	$19,450	$47,450	$28,660	$21,420	$50,080

	For the Six Months Ended June 30, 2004			For the Six Months Ended June 30, 2003
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$29,664	$6,839	$36,503	$29,538	$9,750	$39,288
Company-sponsored	24,748	27,874	52,622	29,438	32,983	62,421

Total	$54,412	$34,713	$89,125	$58,976	$42,733	$101,709

Restructuring and Other Expense

        The Company records costs and liabilities associated with exit and disposal activities, as defined in Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), at fair value in the period the liability is incurred.

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

3. Discontinued Operations

        The Company sold certain assets and liabilities of its Discovery Tools and Services business to Invitrogen Corporation and Telegraph Hill Partners, LP in March and December 2003, respectively. The assets sold in March and December 2003 represented a component of the Company's business that, beginning in 2002, had separately identifiable cash flows. In accordance with Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"), the results of operations and cash flows for the assets sold have been reclassified in the condensed consolidated financial statements under the heading "discontinued operations" for the three and six months ended June 30, 2003. The reclassification of amounts to discontinued operations has been prepared using estimates and assumptions, which were deemed appropriate based upon information available. Amounts reclassified to discontinued operations are not necessarily indicative of what the results would have been had the business operated on a stand-alone basis.

        For the three and six months ended June 30, 2003, income (loss) from discontinued operations is comprised of the following revenue and expenses:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(In thousands)	(In thousands)
Revenues from discontinued operations	$1,624	$8,244
Expenses from discontinued operations	(2,017)	(8,987)
Gain from sale of discontinued operations	—	69,232

Income (loss) from discontinued operations	$(393)	$68,489

4. Comprehensive Loss

        For the three and six months ended June 30, 2004 and 2003, comprehensive income (loss) was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(44,269)	$(89,928)	$(84,707)	$(69,317)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities, net of tax	(4,880)	(78)	(4,026)	(2,308)
Foreign currency translation adjustment	(152)	327	(9)	228

Total change in other comprehensive income (loss)	(5,032)	249	(4,035)	(2,080)

Total comprehensive loss	$(49,301)	$(89,679)	$(88,742)	$(71,397)

5. Restructuring and Other Expense

        On June 10, 2003, Vertex adopted a plan to restructure its operations in preparation for investments to advance major products through clinical development to commercialization. The restructuring was designed to re-balance the Company's relative investment in research, development and commercialization, to better enable the Company to pursue its long-term objective of becoming a profitable pharmaceutical company with capabilities in research, development and commercialization of products. The restructuring plan included a workforce reduction, write-offs of certain assets and a decision not to occupy a leased facility located in Cambridge, Massachusetts (the "Kendall Square Facility"). The Kendall Square Facility is approximately 290,000 square feet of specialized laboratory and office space. The lease commenced in January 2003 and has a 15-year term. The Company is actively seeking subtenancies to minimize its ongoing lease obligations.

        During the three and six months ended June 30, 2004, the Company recorded an additional $1.8 million and $3.6 million, respectively, of restructuring and other expense related to the imputed interest cost of the restructuring and other expense accrual. Additionally, in the second quarter of 2004, $5.0 million of cash payments were charged against the accrual; for the six months ended June 30, 2004, there were $16.4 million of cash payments charged against the accrual. The accrual balance at June 30, 2004 of $56.7 million represented the Company's estimate of its net ongoing lease obligations for the Kendall Square Facility. In the three and six months ended June 30, 2003, the Company recorded $44.1 million and $48.0 million, respectively, of restructuring and other expense related to the lease obligations. The expense for the three and six months ended June 30, 2003 also includes $2.1 million and $6.0 million, respectively, of lease operating expense incurred prior to the decision not to occupy the Kendall Square Facility, as well as costs associated with the reduction of the Company's workforce and the write-off of leasehold improvements and other assets.

        In accordance with Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), the Company's initial estimate of its liability for its net ongoing costs associated with the Kendall Square Facility lease obligation was recorded at fair value in the second quarter of 2003. The Company reviews its assumptions and estimates quarterly and updates its estimate of this liability as changes in circumstances require. As prescribed by SFAS 146, the expense and liability recorded was calculated using probability-weighted discounted cash-flows of the Company's estimated ongoing lease obligations, including contractual rental and build-out commitments net of sublease rentals, offset by related costs.

        The expense and liability related to the Company's estimated net ongoing costs associated with its lease obligations for the Kendall Square Facility requires the Company to make significant estimates and assumptions including estimates and assumptions with respect to costs to satisfy build-out commitments under the lease, time to sublease the space, sublease rental rates and the terms of any subleases. The Company validates its estimates and assumptions through consultations with independent third parties having relevant expertise. The Company used a credit-adjusted risk-free rate of 10% to discount the estimated cash flows. The Company will review its estimates and assumptions on at least a quarterly basis, until the outcome is finalized, and make whatever modifications management believes necessary, based on the Company's best judgment, to reflect any changed circumstances. It is possible that such estimates could change in the future resulting in additional adjustments and the effect of any such adjustments could be material. Because the Company's estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate of the liability will increase as a result of the passage of time. Any such changes to the Company's estimate of the liability are recorded as additional restructuring and other expense.

        The actual amount and timing of the payment of the remaining accrued liability of approximately $56.7 million is dependent upon the ultimate terms of any subleases that the Company may ultimately enter into.

6. Convertible Subordinated Notes

        On February 13, 2004, the Company exchanged approximately $153.1 million in aggregate principal amount of newly issued 5.75% Convertible Senior Subordinated Notes due in 2011 (the "2011 Notes") for an equal amount of its outstanding 5% Convertible Subordinated Notes due in 2007 (the "2007 Notes"). The 2011 Notes were issued through a private offering to qualified institutional buyers. The 2011 Notes are convertible, at the option of the holder, into common stock at a price equal to $14.94, subject to adjustment under certain circumstances. The 2011 Notes bear an interest rate of 5.75% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the notes on February 15 and August 15 of each year. On or after February 15, 2007, the Company may redeem the 2011 Notes at a redemption price equal to the principal amount plus accrued and unpaid interest, if any. At June 30, 2004, the Company had $161.9 million of the 2007 Notes and $153.1 million of the 2011 Notes outstanding. As a result of the exchange, the Company recorded a charge on the retirement of $153.1 million of the 2007 Notes in the amount of $2,453,000, which represents the related unamortized deferred issuance costs. The deferred issuance costs associated with the issuance of the 2011 Notes, which are classified as long-term other assets, were $2,964,853. For the three and six months ended June 30, 2004, $356,000 and $692,000, respectively, were amortized to interest expense for the issuance costs of the remaining 2007 Notes and the newly issued 2011 Notes.

7. Significant Revenue Arrangements

        In the second quarter of 2004, the Company entered into three new collaborations.

Cystic Fibrosis Foundation

        An agreement, entered into in May 2004 with Cystic Fibrosis Foundation Therapeutics, Inc. ("CFFT"), allowed for an expanded collaboration with CFFT to provide funding for Vertex's late-stage cystic fibrosis drug discovery effort through December 31, 2005. Under this agreement, Vertex will retain the right to develop and commercialize any compounds discovered in the course of the research collaboration. Under the expanded collaboration, CFFT agreed to pay up to $21.0 million of contracted research payments through December 31, 2005 and, potentially, a milestone payment upon advancement of the first compound into clinical development. CFFT has the right to terminate the agreement without cause effective June 30, 2005 upon 60 days' prior written notice. For the quarter ended June 30, 2004, Vertex recognized $0.9 million in revenue related to this agreement.

Mitsubishi Pharma Corporation

        In June 2004, Vertex entered into a new collaboration with Mitsubishi Pharma Corporation, which will provide financial and other support for the development of VX-950, the Company's oral hepatitis C virus protease inhibitor currently in Phase I clinical trials. Under the terms of the agreement, Mitsubishi has the right to develop and commercialize VX-950 in Japan and certain other Far East countries, whileVertex has retained exclusive development and marketing rights to VX-950 in the rest of the world, including North America and Europe. In connection with its Far East development and commercialization activities, the agreement provides for Mitsubishi to pay to Vertex up to $33.0 million in pre-commercial payments including an up-front license fee, development stage milestone payments, contributions to certain drug development costs for VX-950 through Phase II clinical development, and royalties on sales of VX-950 in the Mitsubishi territory. Further cost sharing, beyond Phase II clinical development, will be determined by Mitsubishi and Vertex based on the design of registration studies for VX-950. Mitsubishi may terminate the agreement at any time without cause upon 60 days' prior written notice. Vertex recognized $0.3 million of revenue related to this collaboration in the quarter ended June 30, 2004.

Merck & Co.

        Also in June 2004, Vertex entered into a global collaboration with Merck & Co., Inc. to develop and commercialize VX-680, Vertex's lead Aurora kinase inhibitor, for the treatment of cancer. The Merck collaboration provides both research funding of $14 million over the next two years, and an up-front payment of $20 million, which was paid in June 2004. In addition, Vertex could receive as much as $350 million in milestone payments, including up to $130 million for the successful development of VX-680 in the first oncology indication and additional milestone payments for development of VX-680 and follow-on compounds in subsequent major oncology indications. Merck will be responsible for clinical development and commercialization of VX-680 worldwide and will pay Vertex royalties on product sales. Merck may terminate the agreement at any time without cause upon 90 days' advance written notice, except that six months' advance written notice is required for termination during the second year of the research term or at anytime when a product has marketing approval in a major market and the termination is not for a valid safety issue. No revenue was recognized under this contract in the quarter ended June 30, 2004.

8. Guarantees

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

        Vertex customarily agrees in the ordinary course of its business to include indemnification provisions in agreements with clinical trials investigators in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to include certain indemnification provisions in its drug discovery and development collaboration agreements. With respect to the Company's clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator's institution relating to personal injury or property damage, violations of law or certain breaches of the Company's contractual obligations arising out of the research or clinical testing of the Company's compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company's contractual obligations. The indemnification provisions appearing in the Company's collaboration agreements are similar, but in addition provide some limited indemnification for collaborators in the event of third party claims alleging infringement of intellectual property rights. In each of these cases, the term of these indemnification provisions generally survives the termination of the agreement, although indemnification provisions are most relevant during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. Vertex has purchased insurance policies covering personal injury, property damage and general liability that reduce the Company's exposure for indemnification and would enable the Company in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

        On March 28, 2003, the Company sold certain assets of its wholly-owned subsidiary, PanVera LLC, to Invitrogen Corporation for approximately $97 million. The agreement with Invitrogen requires the Company to indemnify Invitrogen against any loss it may suffer by reason of Vertex's failure to perform certain covenants contained in the agreement. The covenants are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification arrangements is minimal.

        Effective on December 3, 2003, the Company sold certain instrumentation assets to Aurora Discovery, Inc. for approximately $4.3 million. The agreement with Aurora Discovery requires the Company to indemnify Aurora Discovery against any loss it may suffer by reason of the Company's breach of certain representations and warranties, or failure to perform certain covenants, contained in the agreement. The representations, warranties and covenants are of a type customary in agreements of this sort. The Company's aggregate obligations under the indemnity are capped at one-half of the purchase price and apply to claims under representations and warranties made within fifteen months after closing, although there is no corresponding time limit for claims made based on breaches of covenants. The Company believes the estimated fair value of these indemnification arrangements is minimal.

        On February 10, 2004, Vertex entered into a Dealer Manager Agreement with UBS Securities LLC in connection with the exchange of approximately $153.1 million of the 2011 Notes for approximately $153.1 million of the 2007 Notes. The Dealer Manager Agreement requires the Company to indemnify UBS Securities LLC against any loss it may suffer by reason of the Company's breach of certain representations and warranties in certain agreements relating to the exchange of the convertible notes, its failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the materials provided to potential investors in the 2011 Notes, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the exchange of convertible notes. The representations, warranties and covenants in the Dealer Manager Agreement are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification obligations is minimal.

9. Legal Proceedings

        On September 23, 2003, two purported shareholder class actions, Carlos Marcano v. Vertex Pharmaceuticals, et al. and City of Dearborn Heights General Governmental Employees' Retirement

System v. Vertex Pharmaceuticals, et al., were filed in the United States District Court for the District of Massachusetts, naming the Company and certain current and former officers and employees of the Company as defendants. Those actions were followed by three additional lawsuits, Stephen Anish v. Vertex Pharmaceuticals, et al., William Johns v. Vertex Pharmaceuticals, et al., and Ben Harrington v. Vertex Pharmaceuticals, et al., also filed in the District of Massachusetts. All five cases contain substantially identical allegations and have been consolidated by the District Court into one lawsuit. The plaintiffs claim that the defendants made material misrepresentations and/or omissions of material fact regarding VX-745, an investigational agent with potential in the treatment of inflammatory and neurological diseases, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10(b)(5). The plaintiffs seek certification as a class action, compensatory damages in an unspecified amount and unspecified equitable or injunctive relief. In March 2004, the Company filed a motion to dismiss all of the claims brought against it in these lawsuits. In June 2004, a hearing was held on the Company's motion to dismiss. As a result of that hearing, the plaintiffs were given leave to amend their pleadings, and an amended complaint was filed in July 2004.

        The Company believes these claims are without merit and intends to contest them vigorously.

10. New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"), and in December 2003 issued a revised FIN 46 ("FIN 46R") that addresses the period of adoption of FIN 46 for entities created before January 31, 2003. FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 in the first quarter of 2004 as required. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial statements.

        In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 supercedes Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted SAB 104 in the first quarter of fiscal year 2004. The adoption of SAB 104 did not have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a biotechnology company in the business of discovering, developing and marketing small molecule drugs for serious diseases, including HIV infection, chronic hepatitis C virus (HCV) infection, inflammatory and autoimmune disorders and cancer, independently and with collaborators. To date, we have discovered and advanced two products that have reached the market, Agenerase® (amprenavir) and Lexiva® (fosamprenavir calcium). Agenerase was approved and launched in the United States in April 1999, and Lexiva was approved and launched in the United States in November 2003. Lexiva was approved in the European Union under the trade name Telzir™ in July 2004, and we expect that it will be launched in the European Union in the second half of 2004. We earn a royalty on the sales of Agenerase and Lexiva/Telzir and co-promote these products in collaboration with GlaxoSmithKline. Our drug candidate pipeline is principally focused on the development and commercialization of new treatments for viral and inflammatory diseases. We have built a drug discovery capability that integrates advanced biology, chemistry, biophysics, automation and information technologies, with a goal of making the drug discovery process more efficient and productive.

Drug Discovery and Development

        Discovery and development of a single new pharmaceutical product is a lengthy and resource-intensive process that may take ten to fifteen years or more. During this process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations. This evaluation process is designed to generate information concerning toxicity profiles, efficacy, proper dosage levels and a variety of other characteristics that are important in determining whether a proposed drug candidate should be approved for therapeutic use in humans. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, and most drug candidates that do advance into formal development never become commercial products.

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

Business Strategy

        We have elected to diversify our research and development activities across a relatively broad array of investment opportunities, due in part to the high risks associated with the biotechnology and pharmaceutical business. We focus our efforts both on programs that we expect to control throughout the development and commercialization process as well as programs that we expect will be conducted in the development and commercial phase principally by a collaborative partner. Since we have incurred losses from our inception and expect to incur losses for the foreseeable future, our business strategy is dependent in large part on our continued ability to raise significant funding to finance our operations and meet our long-term contractual commitments and obligations. In the past, we have secured funds principally through capital market transactions, strategic collaborative agreements, proceeds from the disposition of assets, investment income and the issuance of stock under our employee benefit programs. At June 30, 2004, we had approximately $460.4 million of cash, cash equivalents and available for sale securities, approximately $161.9 million of 5% Convertible

Subordinated Notes due 2007 (the "2007 Notes") and approximately $153.1 million of 5.75% Convertible Senior Subordinated Notes due 2011 (the "2011 Notes").

Collaborative Revenue

        Collaborations have been and will continue to be an important component of our business strategy. In the second quarter of 2004, we entered into three new collaboration agreements. The first of these agreements, entered into in May 2004 with Cystic Fibrosis Foundation Therapeutics, Inc. ("CFFT"), expanded our existing collaboration with CFFT. The expanded terms provide for $21 million in contracted research payments to Vertex from CFFT in 2004 and 2005, which is expected to provide funding for our late-stage cystic fibrosis drug discovery effort. Under our agreement with CFFT, we will retain the right to develop and commercialize any compounds discovered in the course of the research collaboration, and CFFT will issue a milestone payment to us upon advancement of the first compound into clinical development. We expect to recognize approximately $7.0 million as revenue from this collaboration during calendar year 2004.

        Our second new collaboration, entered into in June 2004 with Mitsubishi Pharma Corporation, will provide financial and other support for the development of VX-950, our oral hepatitis C virus protease inhibitor, which is currently in Phase I clinical trials. Under the terms of the agreement, Mitsubishi has the right to develop and commercialize VX-950 in Japan and certain other Far East countries. In connection with its Far East development and commercialization activities, Mitsubishi will pay us a license fee and make development stage milestone payments together with royalties on sales of VX-950 in its territories. Mitsubishi has also agreed to make a significant contribution to our drug development costs for VX-950 through Phase II clinical development. Further cost sharing beyond Phase II clinical development will be determined by Mitsubishi and us based on the design of any registration studies for VX-950. In aggregate, the pre-commercialization payments to us under this agreement could total up to $33 million. Consistent with our strategy of retaining control over assets in our core area of anti-viral therapeutics, we have retained exclusive development and marketing rights to VX-950 in the rest of the world, including North America and Europe.

        Also in June 2004, we entered into a global collaboration with Merck & Co., Inc. to develop and commercialize VX-680, our lead Aurora kinase inhibitor, for the treatment of cancer. The Merck collaboration provides us with research funding in the amount of $14 million over the next two years, and an up-front payment of $20.0 million, which was paid in June 2004. In addition, the agreement provides for Merck to make milestone payments to us for the development of VX-680 and follow-on compounds in first and subsequent oncology indications. Merck will be responsible for clinical development and commercialization of VX-680 worldwide and will pay us royalties on product sales. The agreement allows us to continue the clinical advancement of this asset in oncology through the efforts of our collaborator, while we focus our development resources on our Company-sponsored efforts.

        In addition to these new agreements, we currently have collaborations with, among others, Novartis, Aventis, GlaxoSmithKline and Serono. Our research collaboration with Serono will terminate in September 2004, pursuant to a notice to us from Serono exercising its right to terminate the agreement as of that date. In these collaborations, we have retained a share of downstream product revenue and may be entitled to significant pre-commercial milestone payments as drug candidates progress in development. We currently receive research funding from Novartis, CFFT and Merck, and we currently have drug candidates in clinical development or commercialization under our collaborations with Merck, Mitsubishi, GlaxoSmithKline, Kissei and Aventis. In the second quarter of 2004 we realized $18.5 million in royalties and collaborative revenue, all of which was earned under our pharmaceutical collaborations.

        In the second half of 2004 and future periods, we expect to identify collaborative development and commercialization opportunities for additional drug discovery efforts and drug candidates outside of our core focus in order to continue their clinical advancement, as we maintain focus on our Company-sponsored opportunities.

        Our collaborations with Novartis and GlaxoSmithKline accounted for 63% and 18%, respectively, of our total revenue in for the six months ended June 30, 2004. A significant portion of our total research effort is being conducted under our collaboration with Novartis, which is scheduled to conclude, along with our research funding from Novartis, in April 2006. Under the terms of our agreement with Novartis, we will retain all rights to the intellectual property that we generate during that collaboration, except for rights licensed to Novartis in connection with the development and commercialization of specific preclinical drug candidates that Novartis accepts for development. The intellectual property rights that we may retain from this collaboration may help us initiate other collaborative opportunities in the kinase inhibitor field if our collaboration with Novartis is not extended beyond 2006. We will need to persue those opportunities as well as or other collaborations or financing alternatives in order to maintain our discovery effort at its existing level. It is not possible to predict at present whether any of those collaborations or other financing alternatives will be available in 2006 and beyond.

Financial Guidance

        The key financial measures for which we have provided guidance in 2004 are as follows:

  •
  our full year loss is expected to be between $140.0 and $150.0 million, before any gains or charges, including additional lease restructuring charges and the convertible note debt exchange;

  •
  our total revenue is expected to be in the range of $90.0 to $100.0 million in 2004; this revenue is expected to be comprised of $15.0 to $18.0 million from HIV product royalties and approximately $75.0 million from collaborations (including revenue earned under the collaborations signed in the second quarter);

  •
  we expect that our third quarter loss, before charges, will be in the range of $37.0 million to $40.0 million;

  •
  we anticipate that research and development expenses will be in the range of $190.0 to $205.0 million during 2004;

  •
  we expect sales, general and administrative expenses to be between $38.0 and $43.0 million during 2004; and

  •
  we expect cash, cash equivalents and available for sale securities to be in excess of $350.0 million at the end of 2004.

        The financial measures set forth above are forward looking and are subject to risks and uncertainties that could cause our actual results to vary materially, as referenced in the section entitled "Forward-Looking Statements," which appears on page 24 of this Quarterly Report on Form 10-Q.

        In this Quarterly Report on Form 10-Q, we provide our guidance for the full year 2004 and third quarter 2004 loss, excluding any charges or gains, which are financial measures that are not in accordance with generally accepted accounting principles in the United States ("GAAP"). We believe these non-GAAP financial measures help indicate underlying trends in our business, and use these non-GAAP financial measures to establish budgets and operational goals that are communicated internally and externally, to manage our business and to evaluate our performance.

Liquidity and Capital Resources

        We have incurred operating losses since our inception and have historically financed our operations principally through public stock offerings, private placements of our equity and debt securities, strategic collaborative agreements (which include research and development funding, milestones and royalties on the sales of products), proceeds from disposition of assets of our Discovery Tools and Services business, investment income and proceeds from the issuance of stock under our employee benefit programs.

        At June 30, 2004, we had cash, cash equivalents and marketable securities of $460.4 million, which is a decrease of $122.8 million from $583.2 million at December 31, 2003. Net cash used in operations for the six months ended June 30, 2004 was $74.8 million, which includes the net loss of $84.7 million and $16.4 million of cash payments made in connection with the restructuring and other expense accrual. Restricted cash increased by $26.4 million due to the issuance of a stand-by letters of credit pursuant to an operating lease agreement. Cash receipts from the issuance of common stock under our employee benefit programs during the first half of 2004 were $4.5 million.

        As part of our strategy to manage our long term operational cash needs, in February 2004 we exchanged approximately $153.1 million in aggregate principal amount of newly issued 2011 Notes for an equal amount of our 2007 Notes. The 2011 Notes were issued through a private offering to qualified institutional buyers. The 2011 Notes are convertible, at the option of the holder, into common stock at a price equal to $14.94, subject to adjustment under certain circumstances. The 2007 Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 subject to adjustment under certain circumstances. Issuance costs associated with the 2011 Notes were $2.9 million.

        The restructuring accrual relating to our Kendall Square Facility, which was $56.7 million at June 30, 2004 could be paid in full over the next 18 months. However, the actual amount and timing of such payments will be dependent upon the ultimate terms of any new subtenancies or lease restructuring. We review our estimates underlying the restructuring accrual on at least a quarterly basis, and the accrual could change with any future change in our estimates.

        In connection with new collaborations entered into in the second quarter of 2004, we received $22.0 million in upfront and research support payments. Consistent with our revenue recognition policy, recognition of the majority of these payments is deferred and will be recognized over the related contract term.

        At June 30, 2004, we had $20.0 million in loans outstanding under a loan facility established under the original terms of our collaboration agreement with Novartis. Loans under the facility were intended to fund early clinical studies of kinase inhibitor compounds that we selected for development. In February 2004, we amended the terms of the Novartis collaboration agreement. Pursuant to the amended agreement, we will continue to be responsible for drug discovery and Novartis will continue to provide research funding through the balance of the research term ending in April 2006. However, pursuant to the amendment, Novartis will now be responsible for all nonclinical and clinical development of drug candidates that it accepts for development, and, consequently, the loan facility providing funding for development activities by Vertex has been terminated. On June 22, 2004, we gave notice to Novartis of our election to develop VX-680 independent of Novartis and, as a result, we repaid approximately $12.5 million of unspent and uncommitted loan amounts relating to VX-680. Remaining loans that are currently outstanding and that funded amounts either spent or committed to be spent on development activities relating to a particular compound in this collaboration will be forgiven if that compound is selected by Novartis for development. If not, the related loan will be repayable without interest in May 2008.

        We expect to continue to make significant investments in our pipeline, particularly in clinical trials of our HCV and oral anti-cytokine product candidates and in our ion channel and kinase discovery efforts. Consequently, we expect to incur losses on a quarterly and annual basis for the foreseeable future as we continue to develop and commercialize existing and future drug candidates. We also expect to incur substantial administrative expenditures in the future and expenses related to filing, prosecution, defense and enforcement of patent and other intellectual property rights.

        For the six months ended June 30, 2004 there have been no significant changes to our commitments and obligations as reported in our 2003 Annual Report on Form 10-K filed with the SEC on March 15, 2004.

        Beyond 2004, the adequacy of our available funds to meet our future operating and capital requirements, including repayment of the 2007 Notes and the 2011 Notes, will depend on many factors, including the number, breadth and prospects of our discovery and development programs and the costs and timing of obtaining regulatory approvals for any of our product candidates. Collaborations have been and will continue to be an important component of our business strategy. We will continue to rely on cash receipts from our existing research and development collaborations, including research funding, development reimbursements and potential milestone payments, and from new collaborations, in order to help fund our research and development efforts.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reported periods. These items are constantly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if these assumptions do not turn out to be substantially accurate.

        We believe that the application of the accounting policies for restructuring and other expense, research and development expenses, and revenue recognition, all of which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. Our accounting polices, including the ones discussed below, are more fully described in Note B to our consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 15, 2004.

Restructuring and Other Expense

        We record liabilities associated with restructuring activities based on estimates of fair value in the period the liabilities are incurred, in accordance with Standards of Financial Statements 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). These estimates are reviewed and may be adjusted in subsequent periods. Adjustments are based, among other things, on management's assessment of changes in factors underlying the estimates, the impact of which is measured using the credit-adjusted risk-free rate applied in the initial period.

        In 2003, we announced a plan to restructure our operations in preparation for increased investment in the clinical development and commercialization of our drug candidates. We designed the restructuring to re-balance our relative investment in research, development and commercialization, to better support our long-term objective of becoming an integrated drug company. The restructuring included a workforce reduction, write-offs of certain assets and a decision not to occupy the Kendall Square Facility. We are actively seeking subtenancies to offset our ongoing lease obligations.

        In accordance with SFAS 146, we have reviewed our assumptions and estimates quarterly and updated the liability as changes in circumstances have required. For the six months ended June 30, 2004, we recorded $3.6 million of restructuring and other expenses, which is a result of the imputed interest cost related to the restructuring accrual. The remaining restructuring accrual relating to the estimated net ongoing lease obligations for the Kendall Square Facility was $56.7 million at June 30, 2004.

        We are required to make significant judgments and assumptions when estimating the liability for the net ongoing lease obligations for the Kendall Square Facility. We used a probability-weighted discounted cash flow analysis to calculate the amount of the liability. In accordance with SFAS 146, we used a credit-adjusted risk-free rate of 10% in discounting our estimated cash flows. The probability-weighted discounted cash flow analysis is based on management's assumptions and estimates of its ongoing lease obligations, including contractual rental and build-out commitments, and sublease rentals, including time to sublease the space, sublease rental rates and sublease rental terms. We validate our estimates and assumptions through consultations with independent third parties having relevant expertise.

        It is possible that our estimates and assumptions will change in the future, resulting in additional adjustments to our estimate of the liability, and the effect of such adjustments could be material. For example, if sublease rental rates differ from our assumption by approximately 10%, our recorded liability will be adjusted by approximately $8.0 million. If the time to secure subtenancies is delayed by six months from our estimated completion date, the delay could result in up to $7.0 million of additional liability (and the increase would be higher if there is further delay).

        We will review our assumptions and judgments related to the liability on at least a quarterly basis, until the outcome is finalized, and make whatever modifications we believe are necessary, based on our best judgment, to reflect any changed circumstances.

Revenue Recognition

        Our revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements", as amended by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," and for revenue arrangements entered into after June 30, 2003, Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21").

        Our collaborative and other research and development revenue is generated primarily through collaborative research and development agreements with strategic partners. The terms of these agreements typically include non-refundable up-front license fees, funding of research and development efforts, payments based upon achievement of certain milestones and royalties on product sales.

        We recognize revenue from non-refundable, up-front license fees and milestones that are not specifically tied to a separate earnings process, ratably over the contracted or estimated period of performance. Changes in estimates could impact revenue in the period the estimate is changed. If our estimate of the period of performance shortens or lengthens, the amount of revenue we recognize from non-refundable, up-front license fees and milestones could increase or decrease in the period the change in estimate becomes known. Future related revenues would be adjusted accordingly. To date, changes to our estimates have not had a material impact on our financial position or results of operations. Research funding is recognized ratably over the period of effort, as earned. Milestones that are based on designated achievement points and that are considered at risk and substantive at the inception of the collaborative contract are recognized as earned when the corresponding payment is considered reasonably assured. We evaluate whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that must be overcome and the level of investment required.

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

Results of Operations

        The following discussion of revenues and expenses is based only on the results of our continuing operations. We sold the assets of the Discovery Tools and Services business in two independent transactions in March and December 2003. In accordance with Statements of Financial Accounting Standards 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144"), the results of operations associated with the assets sold have been reclassified on the consolidated financial statements under the heading "discontinued operations" for the three and six months ended June 30, 2003. The reclassification of the amounts to discontinued operations has been prepared using estimates and assumptions we have deemed appropriate based upon the information currently available. Amounts reclassified to discontinued operations are not necessarily indicative of the results that would have been achieved had the Discovery Tools and Services business operated on a stand-alone basis during the period presented.

        As a result of the disposition of these assets, we now operate in a single operating segment: Pharmaceuticals.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003

Net Loss

        Our net loss for the three months ended June 30, 2004 was $44,269,000, or $0.56 per basic and diluted common share, compared to net loss of $89,928,000, or $1.17 per basic and diluted common share, for the three months ended June 30, 2003. Included in the net loss for the quarter ended June 30, 2004 is restructuring and other expense of $1,837,000. Our net loss for the quarter ended June 30, 2003 includes restructuring and other expense of $44,131,000 and loss from discontinued operations of $393,000.

Revenues

        Total revenues increased to $18,541,000 for the three months ended June 30, 2004, compared to $15,952,000 for the three months ended June 30, 2003. In the second quarter of 2004, revenue was comprised of $4,011,000 in royalties and $14,530,000 in collaborative and other research and development revenue, as compared with $2,020,000 in royalties and $13,932,000 in collaborative and other research and development revenue in the second quarter of 2003.

        Royalties consist of Agenerase and Lexiva royalty revenue. Royalty revenue is based on actual and estimated worldwide net sales of these drug products. We began earning royalties on sales of Lexiva in the United States in November 2003. As a result of the Lexiva launch, royalty revenue increased in the second quarter of 2004 as compared with the same period in 2003. We have recently received marketing approval in the European Union for Lexiva (under the trade name Telzir) and we expect that it will be launched in the European Union the second half of 2004. We have noted a decrease in sales of Agenerase since the launch of Lexiva, which we attribute to the availability and acceptance of Lexiva, and we anticipate that this trend will continue until Agenerase is largely replaced by Lexiva in the market. We pay a royalty to a third party on sales of Agenerase and Lexiva.

        Collaborative and other research and development revenue increased $598,000, or 4%, for the three months ended June 30, 2004 as compared with the same period in 2003. In the second quarter of 2004, we recognized revenue under our collaboration with Novartis in the amount of $11,369,000, as compared with $10,731,000 in the second quarter of 2003.

        We expect that collaborative and other research and development revenues will continue to be a significant source of our total revenues and we believe we could enter into additional collaborative agreements in the second half of 2004 that could be material to our business.

Costs and Expenses

        Research and development expenses decreased $2,630,000, or 5%, to $47,450,000 for the three months ended June 30, 2004 from $50,080,000 for the same period in 2003.

        Research and development expenses consist primarily of salary and benefits, laboratory supplies, contractual services and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended, June 30,
				% Change
	2004	2003	$ Change
Research Expenses:
Salary and benefits	$9,361	$10,178	$(817)	(8.0)%
Laboratory supplies and other direct expenses	4,120	4,905	(785)	(16.0)%
Contractual services	2,118	1,025	1,093	106.6%
Infrastructure costs	12,401	12,552	(151)	(1.2)%

Total research expenses	$28,000	$28,660

Development Expenses:
Salary and benefits	$5,013	$5,357	$(344)	(6.4)%
Laboratory supplies and other direct expenses	1,755	1,320	435	33.0%
Contractual services	7,129	10,265	(3,136)	(30.6)%
Infrastructure costs	5,553	4,478	1,075	24.0%

Total development expenses	$19,450	$21,420

Total Research and Development Expenses:
Salary and benefits	$14,374	$15,535	$(1,161)	(7.5)%
Laboratory supplies and other direct expenses	5,875	6,225	(350)	(5.6)%
Contractual services	9,247	11,290	(2,043)	(18.1)%
Infrastructure costs	17,954	17,030	924	5.4%

Total research and development expenses	$47,450	$50,080

        Our investment in research has decreased due to a June 2003 operational restructuring that included a reduction in personnel. Our investment in development decreased as result of the prioritization of our development portfolio. In 2003, our clinical trials focused on multiple drug candidates. The results of these trials enabled us to focus our clinical pipeline on two core therapeutic areas—viral and inflammatory diseases.

        The following table details our Collaborator- and Company-sponsored research and development expenses for the indicated periods (in thousands):

	For the Three Months Ended June 30, 2004			For the Three Months Ended June 30, 2003
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$14,710	$3,920	$18,630	$14,314	$4,906	$19,220
Company-sponsored	13,290	15,530	28,820	14,346	16,514	30,860

Total	$28,000	$19,450	$47,450	$28,660	$21,420	$50,080

        We continue to focus our main drug discovery efforts on the protein kinase and ion channel gene families as well as other targeted areas. We expect research expenses to remain at levels consistent throughout 2004, but the level of development investment will vary dependent on the occurrence and timing of clinical trials. Our clinical pipeline currently is focused on two core therapeutic areas—viral and inflammatory diseases. We currently are conducting clinical studies on two compounds for the treatment of HCV infection, a Phase IIb (METRO) study of merimepodib (in combination with Pegasys® (peginterferon alfa-2a) and Copegus® (ribavirin)) and the Phase Ia study of VX-950. In the second half of 2004, we expect to begin a pilot Phase II study of merimepodib in combination with ribavirin, a Phase Ib evaluation of VX-950 in patients with chronic HCV, and Phase II clinical development of VX-765 in an inflammatory disease indication. We currently are evaluating the clinical and commercial potential of VX-702 in chronic indications where a reduction of C-reactive protein is associated with clinical activity, and will update our clinical plans for VX-702 later this year. We anticipate that development expenses will increase in future periods as we add personnel and capabilities to support the advancement of our lead drug candidates.

        Sales, general and administrative expenses increased to $10,160,000 for the three months ended June 30, 2004, compared to $9,687,000 for the same period in 2003. We expect sales, general and administrative expenses to remain at similar levels through the end of 2004.

        Restructuring and other expense for the three months ended June 30, 2004 was $1,837,000, compared to $44,131,000 for the three months ended June 30, 2003. The charge in the second quarter of 2004 reflects the imputed interest cost for the period related to the restructuring accrual. In addition, in the second quarter of 2004, $5.0 million of cash payments were charged against the restructuring and other expense accrual. The charge for the second quarter of 2003 includes $34.9 million related to a lease restructuring, $2.6 million of severance and related benefits, $4.5 million related to write-offs of leasehold improvements and other assets, and $2.1 million of lease operating expenses incurred prior to the decision not to occupy a facility. The accrual balance at June 30, 2004 was $56.7 million. We will continue to incur the imputed interest costs of the restructuring accrual on a quarterly basis at the credit-adjusted risk-free rate until the outcome is finalized. The expense and liability related to our estimated ongoing lease obligations for the Kendall Square Facility requires us to make significant estimates and assumptions. These estimates and assumptions are monitored at least quarterly for changes in circumstances. It is reasonably possible that such estimates could change in the future, resulting in additional adjustments and the effect of any such adjustments could be material.

        Interest income decreased $875,000, or 26%, to $2,546,000 for the three months ended June 30, 2004 from $3,421,000 for the three months ended June 30, 2003. The decrease is a result of a lower average balance of funds invested and lower portfolio yields.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003

Net Loss

        Our net loss for the six months ended June 30, 2004 was $84,707,000, or $1.08 per basic and diluted common share, compared to a net loss of $69,317,000, or $0.91 per basic and diluted common share, for the six months ended June 30, 2003. Included in the net loss for the six months ended June 30, 2004 is restructuring and other expense of $3,655,000 and a charge for retirement of the 2007 Notes of $2,453,000. Our net loss for the six months ended June 30, 2003 includes restructuring and other expense of $48,030,000 and income from discontinued operations of $68,489,000. Included in the income from discontinued operations is a gain from the sale of assets of $69,232,000.

Revenues

        Total revenues increased to $36,054,000 for the six months ended June 30, 2004, compared to $31,941,000 for the six months ended June 30, 2003. In the six months ended June 30, 2004, revenue was comprised of $6,593,000 in royalties and $29,461,000 in collaborative and other research and development revenue, as compared with $3,941,000 in royalties and $28,000,000 in collaborative and other research and development revenue in the six months ended June 30, 2003.

        Collaborative and other research and development revenue increased $1,461,000, or 5%, for the six months ended June 30, 2004, as compared with the same period in 2003. In the six months ended 2004, we recognized revenue under our collaboration with Novartis in the amount of $22,796,000, compared with $21,217,000 in the six months ended June 30, 2003.

Costs and Expenses

        Research and development expenses decreased $12,584,000, or 12%, to $89,125,000 for the six months ended June 30, 2004 from $101,709,000 in the six months ended June 30, 2003.

        Set forth below is a summary that reconciles our total research and development expenses for the six months ended June 30, 2004 and 2003 (in thousands):

	Six Months Ended, June 30,
				% Change
	2004	2003	$ Change
Research Expenses:
Salary and benefits	$18,576	$21,149	$(2,573)	(12.2)%
Laboratory supplies and other direct expenses	7,965	10,648	(2,683)	(25.2)%
Contractual services	3,609	2,530	1,079	42.6%
Infrastructure costs	24,262	24,649	(387)	(1.6)%

Total research expenses	$54,412	$58,976

Development Expenses:
Salary and benefits	$9,402	$10,587	$(1,185)	(11.2)%
Laboratory supplies and other direct expenses	3,152	2,550	602	23.6%
Contractual services	11,349	20,700	(9,351)	(45.2)%
Infrastructure costs	10,810	8,896	1,914	21.5%

Total development expenses	$34,713	$42,733

Total Research and Development Expenses:
Salary and benefits	$27,978	$31,736	$(3,758)	(11.8)%
Laboratory supplies and other direct expenses	11,117	13,198	(2,081)	(15.8)%
Contractual services	14,958	23,230	(8,272)	(35.6)%
Infrastructure costs	35,072	33,545	1,527	4.6%

Total research and development expenses	$89,125	$101,709

        Our investment in research has decreased due to a June 2003 operational restructuring that included a reduction in personnel. Our investment in development decreased as result of the prioritization of our development portfolio.

        The following table details our Collaborator- and Company-sponsored research and development expenses for the indicated periods (in thousands):

	For the Six Months Ended June 30, 2004			For the Six Months Ended June 30, 2003
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$29,664	$6,839	$36,503	$29,538	$9,750	$39,288
Company-sponsored	24,748	27,874	52,622	29,438	32,983	62,421

Total	$54,412	$34,713	$89,125	$58,976	$42,733	$101,709

        Sales, general and administrative expenses increased to $19,882,000 for the six months ended June 30, 2004, compared to $19,172,000 for the same period in 2003.

        Restructuring and other expense for the six months ended June 30, 2004 was $3,655,000, compared to $48,030,000 for the six months ended June 30, 2003. The charge for the six months ended June 30, 2004 reflects the imputed interest cost for the period related to the restructuring accrual. In addition, in the six months ended June 30, 2004, $16.4 million of cash payments were charged against the restructuring and other expense accrual.

        Interest income decreased $3,653,000, or 40%, to $5,536,000 for the six months ended June 30, 2004 from $9,189,000 for the six months ended June 30, 2003. The decrease is a result of a lower average balance of funds invested and lower portfolio yields.

        In the first quarter of 2004, we wrote off $2,453,000 of unamortized issuance costs related to the 2007 Notes that were retired.

Board of Directors

        On June 15, 2004, John F. Niblack resigned from our Board of Directors for personal reasons. On July 23, 2004, our Board or Directors elected Matthew Emmens to fill the vacancy left upon Dr. Niblack's resignation.

Forward-Looking Statements

        This report contains forward-looking statements about our business, including our expectation that (i) we are positioned to commercialize multiple products in the coming years that we expect will generate increased revenues; (ii) our losses will continue; (iii) research expenses will be consistent throughout 2004, but the level of development expenses will vary, and will increase in future periods; (iv) we will enter into additional strategic collaborations in the second half of 2004 and future periods; (v) we will continue to collaborate with existing and new partners to develop and market Vertex-discovered products for selected major therapeutic areas; (vi) our financial results for 2004 will be as set forth on page 15; (vii) Lexiva will be launched in the E.U. under the trade name Telzir in 2004; (viii) our capital expenditures in 2004 will be at levels consistent with 2003; (ix) our guarantee obligations will be as set forth in Footnote 8 to the Condensed Consolidated Financial Statements, as set forth on pages 10-11; (x) our liability under the Kendall Square Facility lease will be as we have estimated and we may pay the full amount in the next 18 months; (xi) sales, general and administrative expenses will remain constant for the rest of 2004; (xii) Merck will initiate Phase I clinical development of VX-680 in the second half of 2004; (xiii) we will initiate pre-clinical and clinical studies of certain of our compounds, including additional studies in 2004 on VX-950, merimepodib, and VX-765; (xiv) we will make significant investments in our pipeline, particularly in clinical trials of our HCV and oral anti-cytokine drug products and in our ion channel and kinase discovery efforts; and (xv) Agenerase will be largely replaced by Lexiva in the market.

        While we use our best efforts to be accurate in making forward-looking statements, these statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates; the possibility of delays in the commencement or completion of clinical trials; the risk that clinical activities planned for 2004 may not commence as scheduled; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon existing and new pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations on satisfactory terms, if at all; the development of competing systems, our ability to protect our proprietary technologies, patent-infringement claims, risks of new, changing and competitive technologies; the risk that there may be changing and new regulations in the U.S. and internationally; and uncertainty about our ability to restructure our obligation under the Kendall Square Facility lease.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market risk sensitive instruments are held for trading purposes. We do not have derivative financial instruments in its investment portfolio.

Interest Rate Risk

        We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes and money market instruments. These investments are denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term to maturity of its investment instruments. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 4. Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Report on Form 10-Q was being prepared. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        (b)    Changes in Internal Controls Over Financial Reporting.    No change in the Company's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the second quarter of 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        See Note 9 to the condensed consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of stockholders was held on May 6, 2004.

        The stockholders elected Joshua S. Boger, Charles A. Sanders and Elaine S. Ullian to the class of directors whose term expires in 2007, Eve E. Slater to the class of directors whose term expires in 2006 and John F. Niblack to the class of directors whose term expires in 2005. The tabulation of votes with respect to the election of such directors is as follows:

	Total Vote For:	Total Vote Withheld:
Joshua S. Boger	63,051,682	728,379
Charles A. Sanders	62,766,454	1,013,607
Elaine S. Ullian	59,007,347	4,772,714
Eve E. Slater	63,360,592	419,469
John F. Niblack	63,363,125	46,936

        As of the date of this Quarterly Report on Form 10-Q, our Board of Directors consists of Joshua S. Boger, Eric K. Brandt, Roger W. Brimblecombe, Stuart J.M. Collinson, Matthew Emmens, Bruce I. Sachs, Charles A. Sanders, Eve E. Slater and Elaine S. Ullian.

        In addition, the stockholders voted in favor of approving an amendment to the Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance under the Plan by 1,500,000. The tabulation of votes with respect to the approval of the amendment is 47,020,331 votes in favor, 940,407 votes against, and 39,082 votes abstaining.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits:

4.1	Indenture, dated as of February 13, 2004, between Vertex Pharmaceuticals Incorporated and US Bank National Association, as Trustee, filed as Exhibit 4.1 to Vertex's Current Report on Form 8-K dated February 23, 2004 [File No. 000-19319] and incorporated by reference herein.
10.1
Dealer Manager Agreement, dated February 10, 2004, between the Company and the UBS Securities LLC, filed as Exhibit 10.1 to Vertex's Current Report on Form 8-K dated February 23, 2004 [File No. 000-19319] and incorporated by reference herein.
10.2
Resale Registration Rights Agreement, dated as of February 13, 2004, among the Company and UBS Securities LLC, filed as Exhibit 10.2 to Vertex's Current Report on Form 8-K dated February 23, 2004 [File No. 000-19319] and incorporated by reference herein.
10.3
Research, Development and Commercialization Agreement, dated May 24, 2004, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated, filed (with certain confidential information redacted) as Exhibit 99.2 to Vertex's Current Report on Form 8-K dated July 2, 2004 [File No. 000-19319] and incorporated by reference herein.

10.4
Exclusive Research Collaboration, License and Commercialization Agreement, dated June 21, 2004, by and between Vertex Pharmaceuticals Incorporated and Merck & Co., Inc., filed (with certain confidential information redacted) as Exhibit 99.4 to Vertex's Current Report on Form 8-K dated July 2, 2004 [File No. 000-19319] and incorporated by reference herein.
10.5
License, Development and Commercialization Agreement, dated June 11, 2004, by and between Vertex Pharmaceuticals Incorporated and Mitsubishi Pharma Corporation, filed (with certain confidential information redacted) as Exhibit 99.2 to Vertex's Current Report on Form 8-K dated June 19, 2004 [File No. 000-19319] and incorporated by reference herein.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan (amended and restated May 6, 2004), filed as Exhibit 99.1 to Vertex's Registration Statement on Form S-8 dated May 13, 2004 [File No. 333-115458] and incorporated by reference herein.

        (b)   Reports on Form 8-K:

        On April 26, 2004, we furnished a report on Form 8-K under Item 12, "Disclosure of Results of Operations and Financial Condition," reporting that the Company had issued a press release to report the Company's financial results for the quarter ended March 31, 2004.

        On May 10, 2004, we filed a report on Form 8-K under Item 5, "Other Events," reporting that the Company had issued a one-time grant of restricted stock to senior managers and executives at the Vice-President level and above.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTEX PHARMACEUTICALS INCORPORATED
August 9, 2004	By:	/s/ IAN F. SMITH Ian F. Smith Senior Vice President and Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit No.	Description
4.1	Indenture, dated as of February 13, 2004, between Vertex Pharmaceuticals Incorporated and US Bank National Association, as Trustee, filed as Exhibit 4.1 to Vertex's Current Report on Form 8-K dated February 23, 2004 [File No. 000-19319] and incorporated by reference herein.
10.1
Dealer Manager Agreement, dated February 10, 2004, between the Company and the UBS Securities LLC, filed as Exhibit 10.1 to Vertex's Current Report on Form 8-K dated February 23, 2004 [File No. 000-19319] and incorporated by reference herein.
10.2
Resale Registration Rights Agreement, dated as of February 13, 2004, among the Company and UBS Securities LLC, filed as Exhibit 10.2 to Vertex's Current Report on Form 8-K dated February 23, 2004 [File No. 000-19319] and incorporated by reference herein.
10.3
Research, Development and Commercialization Agreement, dated May 24, 2004, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated, filed (with certain confidential information redacted) as Exhibit 99.2 to Vertex's Current Report on Form 8-K dated July 2, 2004 [File No. 000-19319] and incorporated by reference herein.
10.4
Exclusive Research Collaboration, License and Commercialization Agreement, dated June 21, 2004, by and between Vertex Pharmaceuticals Incorporated and Merck & Co., Inc., filed (with certain confidential information redacted) as Exhibit 99.4 to Vertex's Current Report on Form 8-K dated July 2, 2004 [File No. 000-19319] and incorporated by reference herein.
10.5
License, Development and Commercialization Agreement, dated June 11, 2004, by and between Vertex Pharmaceuticals Incorporated and Mitsubishi Pharma Corporation, filed (with certain confidential information redacted) as Exhibit 99.2 to Vertex's Current Report on Form 8-K dated June 19, 2004 [File No. 000-19319] and incorporated by reference herein.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1
Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan (amended and restated May 6, 2004), filed as Exhibit 99.1 to Vertex's Registration Statement on Form S-8 dated May 13, 2004 [File No. 333-115458] and incorporated by reference herein.

QuickLinks

Table of Contents
  Part I. Financial Information
  Item 1. Condensed Consolidated Financial Statements
Vertex Pharmaceuticals Incorporated Condensed Consolidated Balance Sheets
Vertex Pharmaceuticals Incorporated Condensed Consolidated Statements of Operations (Unaudited) (In thousands, except per share data)
Vertex Pharmaceuticals Incorporated Condensed Consolidated Statements of Cash Flows
Vertex Pharmaceuticals Incorporated Notes to Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
Signatures
Exhibit Index