Form 10-K/A
period 2003-12-31
VERTEX PHARMACEUTICALS INC / MA
filed 2004-09-08
CIK 875320

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        As of August 4, 2004, the registrant had 80,113,087 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Stockholders held on May 6, 2004 are incorporated by reference into Part III.

Explanatory Note

        This Annual Report on Form 10-K/A (Amendment No. 1) (the "Amendment") amends Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of our Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 15, 2004 (the "Original Filing"), to add certain disclosure relating to our research and development expenses and to add certain disclosure relating to the drug discovery process. No other aspects of the Original Filing have been amended or modified. Pursuant to the applicable rules of the Securities and Exchange Commission, Item 7, as amended, is set forth in this Amendment in its entirety. We have also included, as Exhibit 10.35 to this Amendment, a more complete copy of the First Revised and Restated Research and Early Development Agreement between Vertex and Novartis Pharma AG, dated February 3, 2004 (the "Novartis Agreement"). The Novartis Agreement was previously filed as Exhibit 10.35 to the Original Filing. The copy of the Novartis Agreement included as an exhibit to this Amendment includes certain text that we had not previously publicly disclosed. We have withdrawn our request to the Securities and Exchange Commission for confidential treatment of some, but not all, of the redacted text set forth in the copy of the Novartis Agreement filed as an Exhibit to the Original Filing. Item 15 has also been amended (and reproduced in its entirety) to reflect the Sarbanes-Oxley Act of 2002 Section 302 Certifications submitted with this Amendment as well as the partially unredacted copy of the Novartis Agreement.

        This Amendment has no impact on any reported amount or disclosure, nor does it modify any guidance previously provided by us (including but not limited to disclosure and guidance set forth in our Quarterly Report on Form 10-Q for the period ended June 30, 2004, which was filed with the Securities and Exchange Commission on August 9, 2004).

        This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our subsequent filings with the Securities and Exchange Commission, including but not limited to our Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004.

Forward-Looking Statements

        Our disclosure in this Amendment contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe" and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these statements include, among other things, statements relating to:

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

  •
  our projected capital expenditures; and

  •
  our liquidity.

        Any or all of our forward-looking statements in this Amendment may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Amendment will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. A more detailed reference to our forward-looking statements can be found under "Forward-looking Statements" in Item 7 of this Amendment.

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

        Research and development expenses consist primarily of salary and benefits, laboratory supplies, contractual services and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the years ended December 31, 2003 and 2002 into these major categories (in thousands):

	Year Ended December 31,
				% Change
	2003	2002	$ Change
Research Expenses:
Salary and benefits	$38,140	$35,724	$2,416	6.8%
Laboratory supplies and other direct expenses	20,025	20,046	(21)	—
Contractual services	6,390	14,718	(8,328)	(56.6)%
Infrastructure costs	48,880	49,918	(1,038)	(2.1)%

Total research expenses	$113,435	$120,406

Development Expenses:
Salary and benefits	$19,796	$16,300	$3,496	21.4%
Laboratory supplies and other direct expenses	5,307	6,976	(1,669)	(23.9)%
Contractual services	42,594	39,697	2,897	7.3%
Infrastructure costs	18,504	14,959	3,545	23.7%

Total development expenses	$86,201	$77,932

Total Research and Development Expenses:
Salary and benefits	$57,936	$52,024	$5,912	11.4%
Laboratory supplies and other direct expenses	25,332	27,022	(1,690)	(6.3)%
Contractual services	48,984	54,415	(5,431)	(10.0)%
Infrastructure costs	67,384	64,877	2,507	3.9%

Total research and development expenses	$199,636	$198,338

(a)
In order to show comparative information, certain research costs in 2002 have been allocated among the categories of expense, based on certain estimates and assumptions. These estimates and assumptions include allocations based upon ratios of actual expenses in comparative periods.

(b)
Aurora Biosciences Corporation, which we acquired in July 2001, did not track research and development expenses in a manner consistent with Vertex and, as a result, we are unable to provide this reconciliation for 2001.

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

        The successful development of our products is highly uncertain and subject to a number of risk factors. The duration of clinical trials may vary substantially according to the type, complexity and novelty of the pharmaceutical product. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from preclinical, nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation of development. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, preclinical, nonclinical and clinical activities may vary significantly over the life of a project and are difficult to predict. Therefore, we are unable to generate accurate and meaningful estimates of the ultimate costs and anticipated completion dates of our pharmaceutical research and development and commercialization efforts. The most significant costs associated with drug discovery and development are those costs associated with Phase II and Phase III clinical trials. Given the uncertainties related to development, we are currently unable to reliably estimate when, if ever, our drug candidates will generate revenue and cash flows. We do not expect to receive net cash inflows from any major discovery and development products until a drug candidate becomes a profitable commercial product.

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

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1)    Financial Statements.    The Financial Statements required to be filed by Item 8 of this Annual Report on Form 10-K (as filed with the Original Filing) are as follows:

        (a)(2)    Financial Statement Schedules.    Financial Statement Schedules have been omitted because they are either not applicable or the required information is included in the consolidated financial statements or notes thereto.

        (a)(3)    Exhibits.

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger dated as of April 29, 2001, by and among Vertex, Aurora and Ahab Acquisition Sub Inc. (filed as Exhibit 2 to Vertex's Current Report on Form 8-K dated April 29, 2001 [File No. 000-19319] and incorporated herein by reference).
2.2	Asset Purchase Agreement among Vertex, PanVera LLC and Invitrogen Corporation dated February 4, 2003 (filed as Exhibit 2.2 to Vertex's 2002 Annual Report on Form 10-K [file No. 000-19319] and incorporated herein by reference).
3.1	Restated Articles of Organization filed with The Commonwealth of Massachusetts on July 31, 1991 (filed as Exhibit 3.1 to Vertex's 1997 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
3.2	Articles of Amendment filed with The Commonwealth of Massachusetts on June 4, 1997 (filed as Exhibit 3.2 to Vertex's 1997 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
3.3	Certificate of Vote of Directors Establishing a Series of a Class of Stock, as filed with the Secretary of The Commonwealth of Massachusetts on July 31, 1991 (filed as Exhibit 3.3 to Vertex's 1997 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
3.4	Articles of Amendment filed with The Commonwealth of Massachusetts on May 21, 2001 (filed as Exhibit 3.4 to Vertex's registration statement on Form S-4 [Registration Number 333-61480] and incorporated herein by reference.)
3.5	By-laws of Vertex as amended and restated as of March 12, 2001 (filed as Exhibit 3.4 to Vertex's 2000 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
4.1	Specimen stock certificate (filed as Exhibit 4.1 to Vertex's Registration Statement on Form S-1 [Registration No. 33-40966] or amendments thereto and incorporated herein by reference).

4.2	Stockholder Rights Plan (filed as Exhibit 4.2 to Vertex's Registration Statement on Form S-1 [Registration No. 33-40966] or amendments thereto and incorporated herein by reference).
4.3	First Amendment to Rights Agreement dated as of February 21, 1997 (filed as Exhibit 4.3 to Vertex's 1996 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
4.4	Indenture dated as of September 19, 2000 between Vertex and State Street Bank and Trust Company (filed as Exhibit 4.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 [File No. 000-19319] and incorporated herein by reference).
4.5	Supplemental Indenture dated as of December 12, 2000 between Vertex and State Street Bank and Trust Company (filed as Exhibit 4.2 to Pre-Effective Amendment No. 1 to the Form S-3 filed by Vertex [Registration No. 333-49844] and incorporated herein by reference).
4.6	Second Amendment to Rights Agreement dated as of June 30, 2001 (filed as Exhibit 4.4 to Vertex's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 [File No. 000-19319] and incorporated herein by reference).
4.7	Indenture dated February 13, 2004 between Vertex and U.S. Bank National Association (filed as Exhibit 4.1 to Vertex's Current Report on Form 8-K dated February 23, 2004 [File No. 000-19319] and incorporated herein by reference).
10.1	1991 Stock Option Plan, as amended and restated as of September 14, 1999 (filed as Exhibit 10.1 to Vertex 1999 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*
10.2	1994 Stock and Option Plan, as amended and restated as of September 14, 1999 (filed as Exhibit 10.1 to Vertex 1999 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*
10.3	1996 Stock and Option Plan, Amended and Restated as of July 17, 2002 (filed as Exhibit 10.3 to Vertex's 2002 Annual Report on Form 10-K [file No. 000-19319] and incorporated herein by reference).*
10.4	Non-Competition and Stock Repurchase Agreement between Vertex and Joshua Boger, dated April 20, 1989 (filed as Exhibit 10.2 to Vertex's Registration Statement on Form S-1 [Registration No. 33-40966] or amendments thereto and incorporated herein by reference).*
10.5	Form of Employee Stock Purchase Agreement (filed as Exhibit 10.3 to Vertex's Registration Statement on Form S-1 [Registration No. 33-40966] or amendments thereto and incorporated herein by reference).*
10.6	Form of Employee Non-Disclosure and Inventions Agreement (filed as Exhibit 10.4 to Vertex's Registration Statement on Form S-1 [Registration No. 33-40966] or amendments thereto and incorporated herein by reference).
10.7	Form of Executive Employment Agreement executed by Joshua S. Boger and Vicki L. Sato (filed as Exhibit 10.6 to Vertex's 1994 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*
10.8	Form of Amendment to Employment Agreement executed by Joshua S. Boger and Vicki L. Sato (filed as Exhibit 10.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 [File No. 000-19319] and incorporated herein by reference).*
10.9	Executive Employment Agreement between Vertex and Iain P.M. Buchanan (filed as Exhibit 10.9 to Vertex's 2001 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*

10.10	Agreement dated December 21, 2000 between Vertex and Richard H. Aldrich (filed as Exhibit 10.10 to Vertex's 2000 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*
10.11	Lease dated March 3, 1995, between Fort Washington Realty Trust and Vertex, relating to the premises at 130 Waverly Street, Cambridge, MA (filed as Exhibit 10.15 to Vertex's 1994 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.12	First Amendment to Lease dated December 29, 1995 between Fort Washington Realty Trust and Vertex (filed as Exhibit 10.15 to Vertex's 1995 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.13	Second Amendment to Lease and Option Agreement dated June 12, 1997 between Fort Washington Realty Trust and Vertex (filed as Exhibit 10.17 to Vertex 1999 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.14	Third, Fourth and Fifth Amendments to Lease between Fort Washington Realty Trust and Vertex (with certain confidential information deleted) (filed as Exhibit 10.14 to Vertex's 2001 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.15	Lease by and between Trustees of Fort Washington Realty Trust, Landlord, and Vertex, executed September 17, 1999 (filed, with certain confidential information deleted, as Exhibit 10.27 to Vertex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 [File No. 000-19319], and incorporated herein by reference).
10.16	Lease by and between Kendall Square, LLC, Landlord, and Vertex, executed January 18, 2001 (filed, with certain confidential information deleted, as Exhibit 10.16 to Vertex's 2000 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.17	Agreement for Lease of Premises at 88 Milton Park, Abingdon, Oxfordshire between Milton Park Limited and Vertex Pharmaceuticals (Europe) Limited and Vertex Pharmaceuticals Incorporated (filed as Exhibit 10.18 to Vertex 1999 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.18	Research and Development Agreement dated April 13, 1993 between Vertex and Kissei Pharmaceutical Co., Ltd. (filed, with certain confidential information redacted, as Exhibit 10.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 [File No. 000-19319] and incorporated herein by reference).†
10.19	Research Agreement and License Agreement, both dated December 16, 1993, between Vertex and Burroughs Wellcome Co. (filed, with certain confidential information redacted, as Exhibit 10.16 to Vertex's 1993 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).†
10.20	Research and Development Agreement between Vertex and Eli Lilly and Company effective June 11, 1997 (filed, with certain confidential information redacted, as Exhibit 10.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 [File No. 000-19319] and incorporated herein by reference).†
10.21	Research and Development Agreement between Vertex and Kissei Pharmaceutical Co. Ltd. effective September 10, 1997 (filed, with certain confidential information redacted, as Exhibit 10.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 [File No. 000-19319] and incorporated herein by reference).†
10.22	Research Agreement between Vertex and Schering AG dated as of August 24, 1998 (filed, with certain confidential information redacted, as Exhibit 10.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 [File No. 000-19319] and incorporated herein by reference).†

10.23	License, Development and Commercialization Agreement between Vertex and Hoechst Marion Roussel Deutschland GmbH dated September 1, 1999 (filed, with certain confidential information redacted, as Exhibit 10.27 to Vertex's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 [File No. 000-19319], and incorporated herein by reference).†
10.24	Collaboration and Option Agreement between Vertex and Taisho Pharmaceutical Co., Ltd. dated November 30, 1999 (filed, with certain confidential information redacted, as Exhibit 10.27 to Vertex's 1999 Form 10-K [File No. 000-19319] and incorporated herein by reference).†
10.25	Research and Early Development Agreement between Vertex and Novartis Pharma AG dated May 8, 2000 (filed, with certain confidential information redacted, as Exhibit 10.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 [File No. 000-19319] and incorporated herein by reference).†
10.26	Research Agreement between Vertex and Laboratoires Serono S.A. dated December 11, 2000 (filed, with certain confidential information redacted, as Exhibit 10.26 to Vertex's 2000 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).†
10.27	Letter Agreement between Aurora and Stuart J. Collinson (filed as Exhibit 10.26 to Vertex's registration statement on Form S-4 [Registration No. 333-61480] and incorporated herein by reference).*
10.28	Executive Employment Agreement between Vertex and Kenneth S. Boger (filed as Exhibit 10.28 to Vertex's 2001 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*
10.29	Executive Employment Agreement between Vertex and Ian F. Smith (filed as Exhibit 10.29 to Vertex's 2001 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*
10.30	Letter Agreement between Vertex and N. Anthony Coles, M.D. (filed as Exhibit 10.30 to Vertex's 2001 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*
10.31	Form of Non-Competition Agreement between Vertex and Invitrogen Corporation dated March 28, 2003 (filed as Exhibit 10.31 to Vertex's 2002 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).
10.32	Form of letter agreement with John J. Alam, Senior Vice President of Drug Evaluation and Approval; Lynne H. Brum, Vice President of Corporate Communications and Financial Planning; Pamela Fritz, Vice President, Human Resources; Peter Mueller, Chief Scientific Officer and Senior Vice President, Drug Discovery and Innovation; Mark Murcko, Vice President and Chief Technology Officer; Steven Schmidt, Vice President, Information Systems; John A. Thomson, Vice President, Research; and Jeffrey D. Wilson, Vice President, Pharmaceutical Operations, covering special rights upon a change of control transaction (filed as Exhibit 10.32 to Vertex's 2002 Annual Report on Form 10-K [File No. 000-19319] and incorporated herein by reference).*
10.33	Dealer Manager Agreement dated February 10, 2004 between Vertex and UBS Securities LLC, (filed as Exhibit 10.1 to Vertex's Current Report on Form 8-K dated February 23, 2004 [File No. 000-19319] and incorporated herein by reference.
10.34	Resale Registration Rights Agreement dated as of February 13, 2004 between Vertex and UBS Securities LLC (filed as Exhibit 10.2 to Vertex's Current Report on Form 8-K dated February 23, 2004 [File No. 000-19319] and incorporated herein by reference).
10.35	First Revised and Restated Research and Early Development Agreement between Vertex and Novartis Pharma AG dated February 3, 2004 (filed, with certain confidential information redacted, as Exhibit 10.35 to the Original Filing [File No. 000-19319] and incorporated herein by reference).†

18.1	Letter from PricewaterhouseCoopers LLP dated November 14, 2001 re: Change in Accounting Principle (filed as Exhibit 18.1 to Vertex's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 [File No. 000-19319] and incorporated herein by reference).
21	Subsidiaries of Vertex (filed as Exhibit 21 to the Original Filing [File No. 000-19319] and incorporated herein by reference).
23.1	Consent of Independent Accountants, PricewaterhouseCoopers LLP (filed as Exhibit 23.1 to the Original Filing [File No. 000-19319] and incorporated herein by reference)
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Original Filing [File No. 000-19319] and incorporated herein by reference).

*
Compensatory plan or agreement applicable to management and employees.

†
Confidential portions of these documents have been filed separately with the Commission pursuant to a request for confidential treatment.

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

VERTEX PHARMACEUTICALS INCORPORATED
September 8, 2004	By:	/s/ JOSHUA S. BOGER Joshua S. Boger Chief Executive Officer

QuickLinks

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES