Form 10-Q
period 2004-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2004-11-09
CIK 875320

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒    NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	80,309,990
Class	Outstanding at November 4, 2004

Vertex Pharmaceuticals Incorporated
Form 10-Q
For the Quarter Ended September 30, 2004

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited) (In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$37,037	$98,159
Marketable securities, available for sale	381,390	485,005
Accounts receivable	8,480	7,324
Prepaid expenses and other current assets	5,925	3,318

Total current assets	432,832	593,806
Restricted cash	48,416	26,061
Property and equipment, net	68,179	80,083
Investments	18,863	18,863
Other assets	6,072	5,598

Total assets	$574,362	$724,411

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$9,504	$12,306
Accrued expenses and other current liabilities	27,624	26,374
Accrued restructuring and other expense	50,123	69,526
Deferred revenue	41,018	7,746
Accrued interest	1,489	4,455
Other obligations	4,688	4,660
Collaborator development loan	—	14,000

Total current liabilities	134,446	139,067

Deferred revenue (excluding current portion)	27,674	51,771
Collaborator development loan (excluding current portion)	19,997	18,460
Other obligations (excluding current portion)	2,925	7,268
Convertible subordinated notes (due September 2007)	82,552	315,000
Convertible senior subordinated notes (due February 2011)	232,448	—

Total liabilities	500,042	531,566

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 80,119,002 and 78,025,002 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	801	780
Additional paid-in capital	828,210	810,407
Deferred compensation, net	(10,755)	(1,112)
Accumulated other comprehensive income (loss)	(538)	2,690
Accumulated deficit	(743,398)	(619,920)

Total stockholders' equity	74,320	192,845

Total liabilities and stockholders' equity	$574,362	$724,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Royalties	$4,403	$2,003	$10,996	$5,944
Collaborative and other research and development revenues	22,425	13,820	51,886	41,820

Total revenues	26,828	15,823	62,882	47,764

Costs and expenses:
Royalty payments	1,466	797	3,640	2,117
Research and development	48,790	49,627	137,915	151,336
Sales, general and administrative	10,600	9,436	30,482	28,608
Restructuring and other expense	1,561	42,394	5,216	90,424

Total costs and expenses	62,417	102,254	177,253	272,485

Loss from operations	(35,589)	(86,431)	(114,371)	(224,721)
Interest income	2,445	3,164	7,981	12,353
Interest expense	(4,634)	(4,334)	(13,642)	(13,039)
Charge for retirement of a portion of 2007 convertible subordinated notes	(993)	—	(3,446)	—

Loss from continuing operations	(38,771)	(87,601)	(123,478)	(225,407)
Income from discontinued operations
Gain on sale of assets	—	451	—	69,683
Income (loss) from discontinued operations	—	729	—	(14)

Total income from discontinued operations	—	1,180	—	69,669

Net loss	$(38,771)	$(86,421)	$(123,478)	$(155,738)

Basic and diluted net loss per common share from continuing operations	$(0.49)	$(1.14)	$(1.57)	$(2.94)
Discontinued operations	—	$0.02	—	$0.91

Basic and diluted net loss per common share	$(0.49)	$(1.12)	$(1.57)	$(2.03)

Basic and diluted weighted average number of common shares outstanding	78,742	77,067	78,403	76,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2004	2003
	(Unaudited) (In thousands)
Cash flows from operating activities
Net loss	$(123,478)	(155,738)
Net income from discontinued operations	—	(69,669)

Loss from continuing operations	(123,478)	(225,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,617	17,314
Non-cash based compensation expense	3,000	2,570
Non-cash restructuring and other expense	—	4,395
Loss on disposal of property and equipment	—	116
Realized gains on marketable securities	(379)	(1,113)
Charge for retirement of a portion of 2007 convertible subordinated notes	3,446	—
Loss on sale of assets	—	917
Changes in operating assets and liabilities:
Accounts receivable	(1,156)	2,258
Prepaid expenses	(2,607)	493
Accounts payable	(2,802)	(6,965)
Accrued expenses and other current liabilities	(2,965)	(5,994)
Accrued restructuring and other expense	(19,403)	75,152
Accrued interest	(2,966)	(3,937)
Deferred revenue	9,175	4,048

Net cash used in operating activities from continuing operations	(118,518)	(136,153)
Net cash provided by operating activities from discontinued operations	—	(2,769)

Net cash used in operating activities	(118,518)	(138,922)
Cash flows from investing activities:
Purchase of marketable securities	(132,010)	(424,340)
Sales and maturities of marketable securities	232,812	430,653
Expenditures for property and equipment	(8,691)	(13,230)
Proceeds from sale of assets	—	(844)
Restricted cash	(22,355)	30
Investments and other assets	(219)	2,103

Net cash provided by (used in) investing activities from continuing operations	69,537	(5,628)
Net cash provided by investing activities from discontinued operations	—	92,929

Net cash provided by investing activities	69,537	87,301
Cash flows from financing activities
Issuances of common stock under our employee benefit programs	5,181	8,949
Proceeds from collaborator development loan	—	13,460
Principal payments on notes payable, capital lease and other obligations	(100)	(1,621)
Issuance costs related to 2011 convertible senior subordinated notes	(4,722)	—
Repayments of collaborator development loan	(12,463)	—

Net cash provided by (used in) financing activities from continuing operations	(12,104)	20,788
Effect of changes in exchange rates on cash	(37)	184

Net decrease in cash and cash equivalents	(61,122)	(30,649)
Cash and cash equivalents—beginning of period	98,159	108,098

Cash and cash equivalents—end of period	$37,037	$77,449

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. Certain prior year amounts have been reclassified to conform to current year presentation. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2004 and 2003.

        The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ended December 31, 2004. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003, which are contained in the Company's 2003 Annual Report to its stockholders and in its Form 10-K filed with the Securities and Exchange Commission on March 15, 2004, as amended by Form 10-K/A filed with the Securities and Exchange Commission on September 8, 2004.

2. Accounting Policies

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

	At September 30,
	2004	2003
Stock Options	15,795	17,317
Weighted-average exercise price	$22.98	$23.70
Convertible Notes	16,454	3,414
Weighted-average conversion price	$19.15	$92.26
Unvested restricted shares	1,288	—

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

        At September 30, 2004, the Company had one Employee Stock Purchase Plan ("ESPP") and three stock-based employee compensation plans: the 1991 Stock Option Plan, the 1994 Stock and Option Plan and the 1996 Stock and Option Plan (collectively, the "Plans"). No stock-based employee compensation cost related to stock options is reflected in net loss, as all options granted under the Plans had exercise prices equal to the market value of the underlying common stock on the date of grant.

        At September 30, 2004, the Company had 1,287,808 restricted shares unvested and outstanding. During the nine months ended September 30, 2004, the Company issued 1,163,327 restricted shares, net of cancellations, to employees, including a one-time grant of 922,500 shares to senior managers and executives on May 6, 2004.

        The Company grants restricted shares to employees and the price per share is equal to the par value of the Company's common stock, or $0.01 per share. In general, the restricted shares vest over four years in four equal annual installments. Under the terms of the one-time grant made to senior managers and executives in May 2004, the restricted shares vest in two increments: 50% on May 6, 2007 (the three year anniversary of the grant) and the balance on May 6, 2009, or earlier, if the Company is profitable, as determined by the Board of Directors. The Company has recorded deferred compensation of approximately $10,658,000 related to the issuance of restricted shares during the nine months ended September 30, 2004. The Company recorded deferred compensation expense of approximately $539,000 and $1,015,000 for the three and nine months ended September 30, 2004, respectively, related to all restricted shares outstanding during those periods. There was no compensation expense related to restricted stock grants recorded during the three and nine months ended September 30, 2003.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Net loss attributable to common shareholders, as reported	$(38,771)	$(86,421)	$(123,478)	$(155,738)
Add: Employee stock-based compensation expense included in net loss, net of tax	539	—	1,015	—
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(9,657)	(12,551)	(29,786)	(39,980)

Pro forma net loss	$(47,889)	$(98,972)	$(152,249)	$(195,718)
Basic and diluted net loss per common share, as reported	$(0.49)	$(1.12)	$(1.57)	$(2.03)
Basic and diluted net loss per common share, pro forma	$(0.61)	$(1.28)	$(1.94)	$(2.55)

Research and Development

        All research and development costs, including amounts funded in research collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical trial costs, contract services and other outside costs. Collaborator and Company-sponsored research and development expenses for the three and nine months ended September 30, 2004 and 2003 were as follows:

	For the Three Months Ended September 30, 2004			For the Three Months Ended September 30, 2003
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$14,249	$3,915	$18,164	$14,754	$5,669	$20,423
Company-sponsored	14,116	16,510	30,626	11,316	17,888	29,204

Total	$28,365	$20,425	$48,790	$26,070	$23,557	$49,627

	For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$43,913	$10,754	$54,667	$44,292	$15,419	$59,711
Company-sponsored	38,864	44,384	83,248	40,754	50,871	91,625

Total	$82,777	$55,138	$137,915	$85,046	$66,290	$151,336

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

3. Discontinued Operations

        The Company sold certain assets and liabilities of its Discovery Tools and Services business to Invitrogen Corporation and Telegraph Hill Partners, LP in March and December 2003, respectively. The assets sold in March and December 2003 represented a component of the Company's business that, beginning in 2002, had separately identifiable cash flows. In accordance with Statements of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS 144"), the results of operations and cash flows for the assets sold have been reclassified in the condensed consolidated financial statements under the heading "discontinued operations" for the three and nine months ended September 30, 2003. The reclassification of amounts to discontinued operations has been prepared using estimates and assumptions, which were deemed appropriate based upon information available. Amounts reclassified to discontinued operations are not necessarily indicative of what the results would have been had the business operated on a stand-alone basis.

        For the three and nine months ended September 30, 2003, income from discontinued operations is comprised of the following revenue and expenses:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(In thousands)	(In thousands)
Revenues from discontinued operations	2,529	10,773
Expenses from discontinued operations	(1,800)	(10,787)
Gain from sale of discontinued operations	451	69,683

Income from discontinued operations	1,180	69,669

4. Comprehensive Loss

        For the three and nine months ended September 30, 2004 and 2003, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(38,771)	$(86,421)	$(123,478)	$(155,738)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities, net of tax	835	(957)	(3,191)	(3,265)
Foreign currency translation adjustment	(28)	(44)	(37)	184

Total change in other comprehensive income (loss)	807	(1,001)	(3,228)	(3,081)

Total comprehensive loss	(37,964)	(87,422)	(126,706)	(158,819)

5. Restructuring and Other Expense

        On June 10, 2003, Vertex adopted a plan to restructure its operations in preparation for investments to advance major products through clinical development to commercialization. The restructuring was designed to re-balance the Company's relative investment in research, development and commercialization, to better enable the Company to pursue its long-term objective of becoming a profitable pharmaceutical company with capabilities in research, development and commercialization of products. The restructuring plan included a workforce reduction, write-offs of certain assets and a decision not to occupy a leased facility located in Cambridge, Massachusetts (the "Kendall Square Facility"). The Kendall Square Facility is approximately 290,000 square feet of specialized laboratory and office space. The lease commenced in January 2003 and has a 15-year term. The Company is actively seeking subtenancies to minimize its ongoing lease obligations. To date, the Company has subleased 45,000 square feet of the Kendall Square Facility.

        During the three and nine months ended September 30, 2004, the Company recorded an additional $1.6 million and $5.2 million, respectively, of restructuring and other expense primarily related to the imputed interest cost of the restructuring and other expense accrual. Additionally, in the third quarter of 2004, $8.2 million of cash payments for rent and build-out were charged against the accrual; for the nine months ended September 30, 2004, there were $24.6 million of cash payments for rent and build-out charged against the accrual. The accrual balance at September 30, 2004 of $50.1 million represents the present value of the Company's estimate of its net ongoing lease obligations for the Kendall Square Facility. In the three and nine months ended September 30, 2003, the Company recorded $42.4 million and $90.4 million, respectively, of restructuring and other expense related to the lease obligations. The expense for the nine months ended September 30, 2003 also includes $6.0 million of lease operating expense incurred prior to the decision not to occupy the Kendall Square Facility, as well as costs associated with the reduction of the Company's workforce and the write-off of leasehold improvements and other assets.

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

        The actual amount and timing of the payment of the remaining accrued liability of approximately $50.1 million is dependent upon the ultimate terms of any sublease(s) that the Company may ultimately enter into.

6. Convertible Subordinated Notes

        On February 13, 2004, the Company issued approximately $153.1 million in aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011 (the "February 2011 Notes") in exchange for an equal principal amount of its outstanding 5% Convertible Subordinated Notes due in 2007 (the "2007 Notes"). On September 17, 2004, the Company issued approximately $79.3 million in aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011 (the "New Notes") in exchange for an equal principal amount of its 2007 Notes. The terms of the New Notes are identical to those of the February 2011 Notes (the February 2011 Notes and the New Notes are referred to together as the "2011 Notes"). The 2011 Notes were issued through private offerings to qualified institutional buyers.

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

        At September 30, 2004, the Company had approximately $82.6 million of the 2007 Notes and approximately $232.4 million of the 2011 Notes outstanding. As a result of the exchanges, the Company recorded a charge on the retirement of $153.1 million of the 2007 Notes in February 2004 in the amount of $2,453,000, and a charge on the retirement of $79.3 million of the 2007 Notes in September 2004 in the amount of $993,000. These charges represent that portion of the unamortized deferred issuance costs applicable to the amount of 2007 Notes retired. The deferred issuance costs associated with the issuance of the 2011 Notes, which are classified as long-term other assets, were $2,964,853 for the February 2011 Notes and $1,783,899 for the New Notes. For the three and nine months ended September 30, 2004, $330,000 and $1,022,010, respectively, were amortized to interest expense for the issuance costs of the remaining 2007 Notes and the 2011 Notes.

7. Significant Revenue Arrangements

Cystic Fibrosis Foundation

        In May 2004, Vertex entered into an agreement with Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT") that allowed for an expanded collaboration with CFFT to provide funding for Vertex's late-stage cystic fibrosis drug discovery effort through December 31, 2005. Under this agreement, Vertex will retain the right to develop and commercialize any compounds discovered in the course of the research collaboration. Under the expanded collaboration, CFFT agreed to pay up to $21.0 million of contracted research payments through December 31, 2005, and potentially, a milestone payment upon advancement of the first compound into clinical development. CFFT has the right to terminate the agreement without cause effective June 30, 2005 upon 60 days' prior written notice. For the nine months ended September 30, 2004, Vertex recognized $3.5 million in revenue related to this agreement.

Mitsubishi Pharma

        In June 2004, Vertex entered into a collaboration with Mitsubishi Pharma Corporation, which will provide financial and other support for the development of VX-950, the Company's oral hepatitis C virus protease inhibitor currently in Phase I clinical trials. Under the terms of the agreement, Mitsubishi has the right to develop and commercialize VX-950 in Japan and certain other Far East countries, while Vertex has retained exclusive development and marketing rights to VX-950 in the rest of the world, including North America and Europe. The agreement provides for Mitsubishi to pay to Vertex up to $33.0 million in pre-commercial payments, including an up-front license fee, development stage milestone payments, contributions to certain drug development costs for VX-950 through Phase II clinical development and royalties on sales of VX-950 in the Mitsubishi territory. Further cost sharing beyond Phase II clinical development will be determined by Mitubishi and Vertex based on the design of registration studies for VX-950. Mitsubishi may terminate the agreement at any time without cause upon 60 days' prior written notice. Vertex recognized $0.9 million of revenue related to this collaboration in the nine months ended September 30, 2004.

Merck

        In June 2004, Vertex entered into a global collaboration with Merck & Co., Inc. to develop and commercialize VX-680, Vertex's lead Aurora kinase inhibitor, and possibly additional follow-on compound(s), for the treatment of cancer. The Merck collaboration provides both research funding, in the amount of $14.0 million over two years, and an up-front payment of $20.0 million, which was paid in June 2004. In addition, Vertex could receive as much as $350.0 million in milestone payments, including up to $130.0 million for the successful development of VX-680 in the first oncology indication and additional milestone payments for development of VX-680 and follow-on compounds in subsequent major oncology indications. Merck will be responsible for clinical development and commercialization of VX-680 and on other Aurora kinase inhibitors worldwide and will pay Vertex royalties on product sales. Merck may terminate the agreement without cause at any time after June 30, 2005 upon 90 days'

advance written notice, except that six months' advance written notice is required for termination during the second year of the research term or at anytime when a product has marketing approval in a major market and the termination is not for a valid safety reason. Vertex recognized $3.7 million of revenue related to this collaboration in the nine months ended September 30, 2004.

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

        On March 28, 2003, the Company sold certain assets of its wholly-owned subsidiary, PanVera LLC, to Invitrogen Corporation for approximately $97.0 million. The agreement with Invitrogen requires the Company to indemnify Invitrogen against any loss it may suffer by reason of Vertex's failure to perform certain covenants contained in the agreement. The covenants are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification arrangements is minimal.

        Effective on December 3, 2003, the Company sold certain instrumentation assets to Aurora Discovery, Inc. for approximately $4.3 million. The agreement with Aurora Discovery requires the Company to indemnify Aurora Discovery against any loss it may suffer by reason of the Company's breach of certain representations and warranties, or failure to perform certain covenants contained in the agreement. The representations, warranties and covenants are of a type customary in agreements of this sort. The Company's aggregate obligations under the indemnity are capped at one-half of the purchase price and apply to claims under representations and warranties made within fifteen months after closing, although there is no corresponding time limit for claims made based on breaches of covenants. The Company believes the estimated fair value of these indemnification arrangements is minimal.

        On February 10, 2004, Vertex entered into a Dealer Manager Agreement with UBS Securities LLC in connection with the exchange of approximately $153.1 million of the February 2011 Notes for approximately $153.1 million of 2007 Notes. On September 13, 2004, the Company entered into a second Dealer Manager Agreement with UBS Securities in connection with the exchange of approximately $79.3 million of New Notes for approximately $79.3 million of 2007 Notes. Each of the Dealer Manager Agreements requires the Company to indemnify UBS Securities against any loss UBS Securities may suffer by reason of the Company's breach of representations, warranties and covenants relating to the exchanges of the convertible notes, the Company's failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the materials provided to potential investors in the 2011 Notes, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the exchanges. The representations, warranties and covenants in the Dealer Manager Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification obligations is minimal.

9. Legal Proceedings

        On September 23, 2003, two purported shareholder class actions, Carlos Marcano v. Vertex Pharmaceuticals, et al. and City of Dearborn Heights General Governmental Employees' Retirement System v. Vertex Pharmaceuticals, et al., were filed in the United States District Court for the District of Massachusetts, naming the Company and certain current and former officers and employees of the Company as defendants. Those actions were followed by three additional lawsuits, Stephen Anish v. Vertex Pharmaceuticals, et al., William Johns v. Vertex Pharmaceuticals, et al., and Ben Harrington v. Vertex Pharmaceuticals, et al., also filed in the District of Massachusetts. All five cases contain substantially identical allegations and have been consolidated by the District Court into one lawsuit. The plaintiffs claim that the defendants made material misrepresentations and/or omissions of material fact regarding VX-745, an investigational agent with potential in the treatment of inflammatory and neurological diseases, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10(b)(5) promulgated by the Securities and Exchange Commission. The plaintiffs seek certification as a class action, compensatory damages in an unspecified amount and unspecified equitable or injunctive relief. In March 2004, the Company filed a motion to dismiss all of the claims brought against it in these lawsuits. The plaintiffs filed an amended complaint in July 2004, and the motion to dismiss remains pending.

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

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 supercedes Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). Additionally, SAB 104 rescinds the Securities and Exchange Commission's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the "FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted SAB 104 in the first quarter of fiscal year 2004. The adoption of SAB 104 did not have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a biotechnology company in the business of discovering, developing and marketing small molecule drugs for serious diseases, including HIV infection, chronic hepatitis C virus (HCV) infection, inflammatory and autoimmune disorders and cancer, independently and with collaborators. Our principal focus is on the development and commercialization of new treatments for viral and inflammatory diseases. To date, we have discovered and advanced two products to the market, Lexiva® (fosamprenavir calcium) and Agenerase® (amprenavir). We earn a royalty on the sales of Lexiva and Agenerase and co-promote these products in collaboration with GlaxoSmithKline plc. Lexiva was approved for sale in the European Union under the trade name Telzir® in July 2004, and was launched by GlaxoSmithKline in the European Union in the third quarter of 2004. We have built a drug discovery capability that integrates advanced biology, chemistry, biophysics, automation and information technologies, with a goal of making the drug discovery process more efficient and productive.

Drug Discovery and Development

        Discovery and development of a single new pharmaceutical product is a lengthy and resource-intensive process that may take ten to fifteen years or more. During this process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations. This evaluation process is designed to generate information concerning toxicity profiles, efficacy, proper dosage levels and a variety of other characteristics that are important in determining whether a proposed drug candidate should be approved for therapeutic use in humans. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, and most drug candidates that advance into formal development never become commercial products.

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

Business Strategy

        We have elected to diversify our research and development activities across a relatively broad array of investment opportunities, due in part to the high risks associated with the biotechnology and pharmaceutical business. We focus our efforts both on programs that we expect to control throughout the development and commercialization process in North America, as well as on programs that we anticipate will be controlled by a collaborative partner through the development and commercial process. Since we have incurred losses from our inception and expect to incur losses for the foreseeable future, our business strategy is dependent in large part on our continued ability to raise significant funding to finance our operations and meet our long-term contractual commitments and obligations. In the past, we have secured funds principally through capital market transactions, strategic collaborative agreements, proceeds from the disposition of assets, investment income and the issuance of stock under our employee benefit programs. At September 30, 2004, we had approximately $418.4 million of cash, cash equivalents and available for sale securities, approximately $82.6 million of 5% Convertible Subordinated Notes due 2007 (the "2007 Notes") and approximately $232.4 million of 5.75% Convertible Senior Subordinated Notes due 2011 (the "2011 Notes").

Collaborative Revenue

        Collaborations have been and will continue to be an important component of our business strategy. In the second quarter of 2004, we entered into new collaboration agreements with Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT") (cystic fibrosis drug discovery), Mitsubishi Pharma Corporation (Far East Development of VX-950), and Merck & Co., Inc. (research and development of Aurora kinase inhibitors, including VX-680).

        In addition to these new agreements, we currently have collaborations with, among others, Aventis Pharma S.A., GlaxoSmithKline and Novartis Pharma AG. In these collaborations, we have retained a share of downstream product revenue and may be entitled to significant pre-commercial milestone payments as drug candidates progress in development. We currently receive research funding from CFFT, Merck and Novartis, and we currently have drug candidates in clinical development or commercialization under our collaborations with Aventis, GlaxoSmithKline, Kissei Pharmaceutical Company, Ltd., Merck and Mitsubishi. In the third quarter of 2004, we realized $26.8 million in royalties and collaborative revenue, all of which was earned under our pharmaceutical collaborations. Our research collaboration with Laboratories Serono S.A. terminated in September 2004.

        In future periods, we will seek to identify collaborative development and commercialization opportunities for additional drug discovery efforts, and for drug candidates outside of our core focus, in order to facilitate clinical advancement of these assets, as we maintain focus on our Company-sponsored opportunities. We may also seek collaborations to assist in the development and commercialization of Company-sponsored opportunities.

        Our collaborations with Novartis and GlaxoSmithKline accounted for 54.8% and 19.9%, respectively, of our total revenue for the nine months ended September 30, 2004. A significant portion of our total research effort is being conducted under our collaboration with Novartis, which is scheduled to conclude, along with our research funding from Novartis, in April 2006. Under the terms of our agreement with Novartis, we will retain all rights to the intellectual property that we generate during that collaboration, except for rights licensed to Novartis in connection with the development and commercialization of specific drug candidates that Novartis accepts for development. The intellectual property rights that we may retain from this collaboration may help us initiate other collaborative opportunities in the kinase inhibitor field if our collaboration with Novartis is not extended beyond 2006. We will need to pursue those opportunities as well as other collaborations or financing alternatives in order to maintain our discovery effort at its existing level. It is not possible to predict at present whether any of those collaborations or other financing alternatives will be available in 2006 and beyond.

Financial Guidance

        The key financial measures for which we have provided guidance in 2004 are as follows:

  •
  our full year loss is expected to be between $140.0 and $150.0 million, before any gains or charges, including additional lease restructuring charges and the convertible note exchanges;

  •
  our total revenue is expected to be in the range of $90.0 to $100.0 million in 2004; this revenue is expected to be comprised of $15.0 to $18.0 million from HIV product royalties and approximately $75.0 million from collaborations;

  •
  we anticipate that research and development expenses will be in the range of $190.0 to $205.0 million during 2004;

  •
  we expect sales, general and administrative expenses to be between $38.0 and $43.0 million during 2004; and

  •
  we expect cash, cash equivalents and available for sale securities to be approximately $375.0 million at the end of 2004.

        The financial measures set forth above are forward looking and are subject to risks and uncertainties that could cause our actual results to vary materially, as referenced in the section entitled "Forward-Looking Statements," which appears on page 24 of this Quarterly Report on Form 10-Q.

        In this Quarterly Report on Form 10-Q, our guidance for the full year 2004, which excludes any charges or gains, contains financial measures that are not in accordance with generally accepted accounting principles in the United States ("GAAP"). We believe these non-GAAP financial measures help indicate underlying trends in our business. We use these non-GAAP financial measures to establish budgets and operational goals that are communicated internally and externally, to manage our business and to evaluate our performance.

Liquidity and Capital Resources

        We have incurred operating losses since our inception and historically have financed our operations principally through public stock offerings, private placements of our equity and debt securities, strategic collaborative agreements (which include research and development funding, milestones and royalties on the sales of products), proceeds from the disposition of assets of our Discovery Tools and Services business, investment income and proceeds from the issuance of stock under our employee benefit programs.

        At September 30, 2004, we had cash, cash equivalents and marketable securities of $418.4 million, which is a decrease of $164.8 million from $583.2 million at December 31, 2003. Net cash used in operations for the nine months ended September 30, 2004 was $118.5 million, which includes our net loss of $123.5 million and $19.4 million of cash payments made in connection with the restructuring and other expense accrual. Restricted cash increased by $22.4 million due to the issuance of stand-by letters of credit pursuant to an operating lease agreement. Repayments under our loan facility with Novartis were $12.5 million for the nine months ended September 30, 2004. Cash receipts from the issuance of common stock under our employee benefit programs during the first nine months of 2004 were $5.2 million.

        As part of our strategy to manage our long term operational cash needs, in February 2004 we exchanged approximately $153.1 million in aggregate principal amount of newly issued 2011 Notes for an equal principal amount of our 2007 Notes, and in September 2004 we exchanged an additional $79.3 million in aggregate principal amount of newly issued 2011 Notes for an equal principal amount of our 2007 Notes. The 2011 Notes were issued through private offerings to qualified institutional buyers. The 2011 Notes are convertible, at the option of the holder, into common stock at a price equal to $14.94, subject to adjustment under certain circumstances. The 2007 Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 subject to adjustment under certain circumstances. Issuance costs associated with the February 2004 issuance of 2011 Notes were $3.0 million and issuance costs associated with the September 2004 issuance of 2011 Notes were $1.8 million.

        The restructuring accrual relating to our decision not to occupy a leased facility located in Cambridge, Massachusetts (the "Kendall Square Facility"), which was $50.1 million at September 30, 2004, could be paid in full over the next 18 months assuming our estimates underlying the accrual are accurate. However, the actual amount and timing of such payments will be dependent upon the ultimate terms of any new subtenancies or lease restructuring. We review our estimates underlying the restructuring accrual on at least a quarterly basis, and the accrual, and consequently any expected future payment, could change with any change in our estimates.

        In connection with new collaborations entered into in the second quarter of 2004, we received approximately $25.0 million in upfront and research support payments. Consistent with our revenue recognition policy, recognition of the majority of these payments is deferred and will be recognized over the related contract term.

        At September 30, 2004, we had $20.0 million in loans outstanding under a loan facility established under the original terms of our collaboration agreement with Novartis. Loans under the facility were intended to fund early clinical studies of kinase inhibitor compounds that we selected for development. In February 2004, we amended the terms of the Novartis collaboration agreement. Pursuant to the amended agreement, we will continue to be responsible for drug discovery and Novartis will continue to provide research funding through the balance of the research term ending in April 2006. However, pursuant to the amendment, Novartis will now be responsible for all nonclinical and clinical development of drug candidates that it accepts for development, and, consequently, the loan facility providing funding for development activities by Vertex has been terminated. On June 22, 2004, we gave notice to Novartis of our election to develop VX-680 independent of Novartis and, as a result, we repaid approximately $12.5 million of unspent and uncommitted loan amounts relating to that compound. Loans for collaboration compounds other than VX-680 will be forgiven on a compound by compound basis if any such compounds are selected by Novartis for development. All loans not forgiven under the facility will be repayable, without interest, in May 2008.

        We expect to continue to make significant investments in our pipeline, particularly in clinical trials of our anti-HCV and oral anti-cytokine product candidates and in our ion channel and kinase discovery efforts. Consequently, we expect to incur losses on a quarterly and annual basis for the foreseeable future as we continue to develop and commercialize existing and future drug candidates. We also expect to incur substantial administrative expenditures in the future and expenses related to filing, prosecution, defense and enforcement of patent and other intellectual property rights.

        For the nine months ended September 30, 2004, there have been no significant changes to our commitments and obligations as reported in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004, as amended on Form 10-K/A filed with the Securities and Exchange Commission on September 8, 2004, except for the exchange of an aggregate principal amount of $232.4 million of newly issued 2011 Notes for an equal principal amount of our 2007 Notes.

        In 2005 and in future periods, the adequacy of our available funds to meet our future operating and capital requirements, including repayment of the 2007 Notes and the 2011 Notes, will depend on many factors, including the number, breadth and prospects of our discovery and development programs and the costs and timing of obtaining regulatory approvals for any of our product candidates. Collaborations have been and will continue to be an important component of our business strategy. We will continue to rely on cash receipts from our existing research and development collaborations, including research funding, development reimbursements and potential milestone payments, and from new collaborations, in order to help fund our research and development efforts.

        To the extent that our current cash and marketable securities, in addition to the above-mentioned sources, are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of our securities or other methods of financing. We will continue to manage our capital structure and consider financing opportunities to strengthen our long-term liquidity profile. There can be no assurance that such financing will be available on acceptable terms, if at all.

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

        We believe that the application of the accounting policies for restructuring and other expense, research and development expenses, and revenue recognition, all of which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. Our accounting polices, including the ones discussed below, are more fully described in Note B to our consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004, as amended on Form 10K/A filed with the Securities and Exchange Commission on September 8, 2004.

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

        In 2003, we announced a plan to restructure our operations in preparation for increased investment in the clinical development and commercialization of our drug candidates. We designed the restructuring to re-balance our relative investment in research, development and commercialization to better support our long-term objective of becoming an integrated drug company. The restructuring included a workforce reduction, write-offs of certain assets and a decision not to occupy the Kendall Square Facility. We are actively seeking subtenancies to offset our ongoing lease obligations. In September, 2004, we entered into a sublease for approximately 45,000 square feet of the Kendall Square Facility.

        In accordance with SFAS 146, we have reviewed our assumptions and estimates quarterly and updated the liability as changes in circumstances have required. For the nine months ended September 30, 2004, we recorded $5.2 million of restructuring and other expenses, which is primarily the result of the imputed interest cost related to the restructuring accrual. The remaining restructuring accrual relating to the estimated net ongoing lease obligations for the Kendall Square Facility was $50.1 million at September 30, 2004.

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

        It is possible that our estimates and assumptions will change in the future, resulting in additional adjustments to our estimate of the liability, and the effect of such adjustments could be material. For example, if sublease rental rates differ from our assumptions by approximately 10%, our recorded liability will be adjusted by approximately $4.3 million. If the time to secure subtenancies is delayed by six months from our estimated completion dates, the delay could result in up to $6.0 million of additional liability (and the increase would be higher if there is further delay).

        We will review our assumptions and judgments related to the liability on at least a quarterly basis, until the outcome is finalized, and make whatever modifications we believe are necessary, based on our best judgment, to reflect any changed circumstances.

Revenue Recognition

        Our revenue recognition policies are in accordance with the SEC's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," as amended by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," and for revenue arrangements entered into after June 30, 2003, Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21").

        Our collaborative and other research and development revenue is generated primarily through collaborative research and development agreements with strategic partners. The terms of these agreements typically include non-refundable up-front license fees, funding of research and development efforts, payments based upon achievement of certain milestones and royalties on product sales.

        We recognize revenue from non-refundable, up-front license fees and milestones that are not specifically tied to a separate earnings process ratably over the contracted or estimated period of performance. Changes in estimates could impact revenue in the period the estimate is changed. If our estimate of the period of performance shortens or lengthens, the amount of revenue we recognize from non-refundable, up-front license fees and milestones could increase or decrease in the period the change in estimate becomes known. Future related revenues would be adjusted accordingly. To date, changes to our estimates have not had a material impact on our financial position or results of operations. Research funding is recognized ratably over the period of effort, as earned. Milestones that are based on designated achievement points and that are considered at risk and substantive at the inception of the collaborative contract are recognized as earned when the corresponding payment is considered reasonably assured. We evaluate whether milestones are at risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that must be overcome and the level of investment required.

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

Results of Operations

        The following discussion of revenues and expenses is based only on the results of our continuing operations. We sold the assets of our Discovery Tools and Services business in two independent transactions in March and December 2003. In accordance with Statements of Financial Accounting Standards 144, "Accounting for the Impairment of Long-Lived Assets" ("SFAS No. 144"), the results of operations associated with the assets sold have been reclassified on the consolidated financial statements under the heading "discontinued operations" for the three and nine months ended

September 30, 2003. The reclassification of the amounts to discontinued operations has been prepared using estimates and assumptions we have deemed appropriate based upon the information currently available. Amounts reclassified to discontinued operations are not necessarily indicative of the results that would have been achieved had the Discovery Tools and Services business operated on a stand-alone basis during the periods presented.

        As a result of the disposition of these assets, we now operate in a single operating segment: Pharmaceuticals.

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003

Net Loss

        Our net loss for the three months ended September 30, 2004 was $38,771,000, or $0.49 per basic and diluted common share, compared to net loss of $86,421,000, or $1.12 per basic and diluted common share, for the three months ended September 30, 2003. Included in the net loss for the quarter ended September 30, 2004 is restructuring and other expense of $1,561,000 and a charge for retirement of a portion of our 2007 notes of $993,000. Our net loss for the quarter ended September 30, 2003 includes restructuring and other expense of $42,394,000 and income from discontinued operations of $1,180,000.

Revenues

        Total revenues increased to $26,828,000 for the three months ended September 30, 2004, compared to $15,823,000 for the three months ended September 30, 2003. In the third quarter of 2004, revenue was comprised of $4,403,000 in royalties and $22,425,000 in collaborative and other research and development revenue, as compared with $2,003,000 in royalties and $13,820,000 in collaborative and other research and development revenue in the third quarter of 2003.

        Royalties consist of Agenerase and Lexiva royalty revenue. Royalty revenue is based on actual and estimated worldwide net sales of these drug products. We began earning royalties on sales of Lexiva in the United States in November 2003. Lexiva recently received marketing approval in the European Union (under the trade name Telzir) and it was launched in the European Union in the third quarter of 2004. Royalty revenue increased in the third quarter of 2004 as compared with the same period in 2003 primarily as a result of sales of Lexiva in the United States. We have noted a decrease in sales of Agenerase since the launch of Lexiva, which we attribute to the availability and acceptance of Lexiva, and we anticipate that this trend will continue until Agenerase is largely replaced by Lexiva in the market. We pay a royalty to a third party on sales of Agenerase and Lexiva.

        Collaborative and other research and development revenue increased $8,605,000, or 62%, for the three months ended September 30, 2004 as compared with the same period in 2003. In the third quarter of 2004, we recognized revenue under our new collaborations with Merck and Mitsubishi in the amount of $4,311,000, and recorded as revenue a $1,500,000 milestone from GlaxoSmithKline as a result of the marketing approval of Telzir in the European Union.

        We expect that collaborative and other research and development revenues will continue to be a significant source of our total revenues.

Costs and Expenses

        Research and development expenses decreased $837,000, or 2%, to $48,790,000 for the three months ended September 30, 2004 from $49,627,000 for the same period in 2003.

        Research and development expenses consist primarily of salary and benefits, laboratory supplies, contractual services and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended, September 30,
				% Change
	2004	2003	$ Change
Research Expenses:
Salary and benefits	$8,939	$8,702	$237	3%
Laboratory supplies and other direct expenses	5,156	4,266	890	21%
Contractual services	2,509	1,255	1,254	100%
Infrastructure costs	11,761	11,847	(86)	(1)%

Total research expenses	$28,365	$26,070

Development Expenses:
Salary and benefits	$5,224	$5,273	$(49)	(1)%
Laboratory supplies and other direct expenses	2,043	1,078	965	90%
Contractual services	7,705	12,899	(5,194)	(40)%
Infrastructure costs	5,453	4,307	1,146	27%

Total development expenses	$20,425	$23,557

Total Research and Development Expenses:
Salary and benefits	$14,163	$13,975	$188	1%
Laboratory supplies and other direct expenses	7,199	5,344	1,855	35%
Contractual services	10,214	14,154	(3,940)	(28)%
Infrastructure costs	17,214	16,154	1,060	7%

Total research and development expenses	$48,790	$49,627

        The following table details our Collaborator- and Company-sponsored research and development expenses for the indicated periods (in thousands):

	For the Three Months Ended September 30, 2004			For the Three Months Ended September 30, 2003
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$14,249	$3,915	$18,164	$14,754	$5,669	$20,423
Company-sponsored	14,116	16,510	30,626	11,316	17,888	29,204

Total	$28,365	$20,425	$48,790	$26,070	$23,557	$49,627

        We continue to focus our drug discovery efforts on the protein kinase and ion channel gene families as well as on several other targeted areas. A significant portion of our investment in research is funded by our collaborative partners. We expect research expenses to remain at relatively constant levels throughout 2004, but the level of development investment will vary depending on the occurrence and timing of clinical trials. In the third quarter of 2004, we continued a Phase IIb (METRO) study of merimepodib (in combination with Pegasys® (peginterferon alfa-2a) and Copegus® (ribavirin)) and completed a Phase Ia study of VX-950 also for the treatment of HCV infection. In the fourth quarter of 2004, we expect to begin dosing on a 28-day clinical study of merimepodib in combination with ribavirin and a Phase II clinical study of VX-765 in patients with psoriasis, in addition to a Phase Ib clinical trial of VX-950 which began in November 2004. We currently are evaluating indications for which we may pursue clinical studies for VX-702 and we plan to update our intentions for VX-702 later this year. We anticipate that development expenses will increase in future periods as we add personnel and capabilities to support the advancement of our lead drug candidates.

        Sales, general and administrative expenses increased 12% to $10,600,000 for the three months ended September 30, 2004, compared to $9,436,000 for the same period in 2003. The increase is partially attributable to increased professional consulting expense incurred to comply with the Sarbanes-Oxley Act of 2002. We expect sales, general and administrative expenses for the three months ending December 31, 2004 to be similar to those expenses for the three months ended September 30, 2004.

        Restructuring and other expense for the three months ended September 30, 2004 was $1,561,000, compared to $42,394,000 for the three months ended September 30, 2003. The charge in the third quarter of 2004 primarily reflects the imputed interest cost for the period related to the restructuring accrual. In addition, in the third quarter of 2004, $8,200,000 of cash payments were charged against the restructuring and other expense accrual. The charge for the third quarter of 2003 includes $42,394,000 million related to a lease restructuring. The accrual balance at September 30, 2004 was $50,123,000. We will continue to incur the imputed interest costs of the restructuring accrual on a quarterly basis at the credit-adjusted risk-free rate until the outcome is finalized. Calculating the liability related to our estimated ongoing lease obligations for the Kendall Square Facility requires us to make significant estimates and assumptions. These estimates and assumptions are monitored at least quarterly for changes in circumstances. It is reasonably possible that such estimates could change in the future, resulting in additional adjustments, and the effect of any such adjustments could be material.

        Interest income decreased $719,000, or 23%, to $2,445,000 for the three months ended September 30, 2004 from $3,164,000 for the three months ended September 30, 2003. The decrease is a result of a lower average balance of funds invested and lower portfolio yields.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003

Net Loss

        Our net loss for the nine months ended September 30, 2004 was $123,478,000, or $1.57 per basic and diluted common share, compared to a net loss of $155,738,000, or $2.03 per basic and diluted common share, for the nine months ended September 30, 2003. Included in the net loss for the nine months ended September 30, 2004 is restructuring and other expense of $5,216,000 and a charge for retirement of a portion of the 2007 Notes of $3,446,000. Our net loss for the nine months ended September 30, 2003 includes restructuring and other expense of $90,424,000 and income from discontinued operations of $69,669,000. Included in the income from discontinued operations is a gain from the sale of assets of $69,683,000.

Revenues

        Total revenues increased to $62,882,000 for the nine months ended September 30, 2004, compared to $47,764,000 for the nine months ended September 30, 2003. In the nine months ended September 30, 2004, revenue was comprised of $10,996,000 in royalties and $51,886,000 in collaborative and other research and development revenue, as compared with $5,944,000 in royalties and $41,820,000 in collaborative and other research and development revenue in the nine months ended September 30, 2003.

        Collaborative and other research and development revenue increased $10,066,000, or 24%, for the nine months ended September 30, 2004, as compared with the same period in 2003. In the nine months ended 2004, we recognized revenue under our collaboration with Novartis in the amount of $34,481,000, compared with $32,325,000 in the nine months ended September 30, 2003. Under our new collaborations with Merck and Mitsubishi Pharma Corporation, we recognized revenue of $4,583,000 in the nine months ended September 30, 2004.

Costs and Expenses

        Research and development expenses decreased $13,421,000, or 9%, to $137,915,000 for the nine months ended September 30, 2004 from $151,336,000 in the nine months ended September 30, 2003.

        Set forth below is a summary that reconciles our total research and development expenses for the nine months ended September 30, 2004 and 2003 (in thousands):

	Nine Months Ended, September 30,
				% Change
	2004	2003	$ Change
Research Expenses:
Salary and benefits	$27,515	$29,851	$(2,336)	(8)%
Laboratory supplies and other direct expenses	13,121	14,914	(1,793)	(12)%
Contractual services	6,118	3,785	2,333	62%
Infrastructure costs	36,023	36,496	(473)	(1)%

Total research expenses	$82,777	$85,046

Development Expenses:
Salary and benefits	$14,626	$15,860	$(1,234)	(8)%
Laboratory supplies and other direct expenses	5,195	3,628	1,567	43%
Contractual services	19,054	33,599	(14,545)	(43)%
Infrastructure costs	16,263	13,203	3,060	23%

Total development expenses	$55,138	$66,290

Total Research and Development Expenses:
Salary and benefits	$42,141	$45,711	$(3,570)	(8)%
Laboratory supplies and other direct expenses	18,316	18,542	226	1%
Contractual services	25,172	37,384	(12,212)	(33)%
Infrastructure costs	52,286	49,699	2,587	5%

Total research and development expenses	$137,915	$151,336

        The following table details our Collaborator- and Company-sponsored research and development expenses for the indicated periods (in thousands):

	For the Nine Months Ended September 30, 2004			For the Nine Months Ended September 30, 2003
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$43,913	$10,754	$54,667	$44,292	$15,419	$59,711
Company-sponsored	38,864	44,384	83,248	40,754	50,871	91,625

Total	$82,777	$55,138	$137,915	$85,046	$66,290	$151,336

        Sales, general and administrative expenses increased 7% to $30,482,000 for the nine months ended September 30, 2004, compared to $28,608,000 for the same period in 2003. The increase is partially attributable to increased professional consulting expense incurred to comply with the Sarbanes-Oxley Act of 2002.

        Restructuring and other expense for the nine months ended September 30, 2004 was $5,216,000, compared to $90,424,000 for the nine months ended September 30, 2003. The charge for the nine months ended September 30, 2004 primarily reflects the imputed interest cost for the period related to the restructuring accrual. In addition, in the nine months ended September 30, 2004,

$24,603,000 million of cash payments for rent and build-out were charged against the restructuring and other expense accrual.

        Interest income decreased $4,372,000, or 35%, to $7,981,000 for the nine months ended September 30, 2004 from $12,353,000 for the nine months ended September 30, 2003. The decrease is a result of a lower average balance of funds invested and lower portfolio yields.

        In the first quarter of 2004, we wrote off $2,453,000 of unamortized issuance costs related to the 2007 Notes that were retired in February 2004. In the third quarter of 2004, we wrote off an additional $993,000 of unamortized issuance costs related to the 2007 Notes that were retired in September 2004.

Forward-Looking Statements

        This report contains forward-looking statements about our business, including our expectation that (i) we will incur losses for the foreseeable future; (ii) research expenses for the remainder of 2004 will be consistent with the third quarter of 2004, but the level of development expenses will vary depending on the occurrence and timing of clinical trials; (iii) we will enter into additional strategic collaborations; (iv) we will continue to collaborate with existing and new partners to develop and market Vertex- discovered products for selected major therapeutic areas; (v) our financial results for 2004 will be as set forth in the section titled "Financial Guidance," beginning on page 15 of this Quarterly Report on Form 10-Q; (vi) our guarantee obligations will be as set forth in Footnote 8 to the Condensed Consolidated Financial Statements, beginning on page 11 of this Quarterly Report on Form 10-Q; (vii) our liability under the Kendall Square Facility lease will be as we have estimated and we may pay the full amount in the next 18 months; (viii) sales, general and administrative expenses during the fourth quarter of 2004 will be consistent with those in the third quarter of 2004; (ix) we will initiate clinical studies of certain of our compounds in the fourth quarter of 2004, including new studies in 2004 on merimepodib and VX-765; (x) we will make significant investments in our pipeline, particularly in clinical trials of our anti-HCV and oral anti-cytokine drug products and in our ion channel and kinase discovery efforts; and (xi) Agenerase will be largely replaced by Lexiva in the market.

        While we use our best efforts to be accurate in making forward-looking statements, these statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates; the possibility of delays in the commencement or completion of clinical trials; the risk that planned clinical and nonclinical activities may not commence as scheduled; the risk that clinical and nonclinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon existing and new pharmaceutical and biotechnology collaborations; uncertainties relating to the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations on satisfactory terms, if at all; the possible development of competing systems; our possible inability to protect our proprietary technologies; possible patent-infringement claims; risks of new, changing and competitive technologies; the risk that there may be changing and new regulations governing our operations or the sale of pharmaceutical products in the U.S. and internationally; and uncertainty about our ability to restructure our obligation under the Kendall Square Facility lease; or the risk that our assumptions and estimates relating to subleases of that space may not prove accurate.

        Please see the "Risk Factors" appearing in our 2003 Annual Report to Stockholders and in our Form 10-K filed with the Securities and Exchange Commission on March 15, 2004, as amended by Form 10-K/A filed with the Securities and Exchange Commission on September 8, 2004, for more details regarding these and other risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        (b)    Changes in Internal Controls Over Financial Reporting.    No change in the Company's internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        See Note 9 to the condensed consolidated financial statements.

Item 5. Other Information

        On November 8, 2004, the Company's Change of Change of Control Agreements with certain executives were amended, effective as of that date, to add restricted stock to the types of equity grants eligible for accelerated vesting upon termination of the executive's employment in connection with a change of control of the Company. A copy of the form of Amendment to Change of Control Agreement, with an attached schedule identifying the individual parties to that agreement, is attached to this report as Exhibit 10.7.

        On November 8, 2004, the Company entered into a Restricted Stock Agreement with 25 of its officers, including the Chief Executive Officer, President, each Senior Vice President, each Vice President and each Program Executive. The Restricted Stock Agreement sets forth the specific terms and conditions of the issuance of a special one-time grant made on May 6, 2004, which vests 50% on May 6, 2007 and 50% on May 6, 2009, subject to acceleration upon the Company achieving profitability. A copy of the form of Restricted Stock Agreement, with an attached schedule of the recipients and number of shares granted, is attached to this report as Exhibit 10.8.

        On November 8, 2004, the Company entered into amendments of its employment agreements with each of Dr. Joshua Boger, Chairman and Chief Executive Officer; Dr. Vicki Sato, President; Kenneth Boger, Senior Vice President and General Counsel; Dr. N. Anthony Coles, Senior Vice President, Commercial Operations; and Ian F. Smith, Senior Vice President and Chief Financial Officer. In each case, the Employment Agreements were amended to add restricted stock to the types of equity grants eligible for accelerated vesting upon termination of the executive's employment under specified circumstances. Additionally, Dr. Joshua Boger's and Dr. Sato's employment agreements were revised to eliminate a requirement that the Company provide them 18 months' notice of termination of employment other than for cause, and provide instead for 18 months' severance and accelerated vesting of equity grants held by them on the date of a not-for-cause employment termination. Mr. Kenneth Boger's and Mr. Smith's employment agreements were amended and restated to provide for annual renewal after the initial term, which was four years for Mr. Boger and three years for Mr. Smith and to provide that the severance benefits upon termination of employment during the initial term of those agreements be extended beyond the initial term into all subsequent annual renewal periods. Amendments to the Company's employment agreements with Dr. Joshua Boger, Dr. Sato, and Dr. Coles are attached to this report as Exhibits 10.9, 10.10, and 10.12, respectively. The Company's Amended and Restated Employment Agreements with each of Mr. Kenneth Boger and Mr. Smith are attached to this report as Exhibits 10.11 and 10.13, respectively.

Item 6. Exhibits

4.1	Indenture, dated as of September 17, 2004, between Vertex Pharmaceuticals Incorporated and US Bank National Association, as Trustee, filed as Exhibit 10.2 to Vertex's Current Report on Form 8-K dated September 17, 2004 [File No. 000-19319] and incorporated by reference herein.
10.1	Dealer Manager Agreement, dated September 13, 2004, between the Company and the UBS Securities LLC, filed as Exhibit 10.1 to Vertex's Current Report on Form 8-K dated September 17, 2004 [File No. 000-19319] and incorporated by reference herein.
10.2	Resale Registration Rights Agreement, dated as of September 17, 2004, between the Company and UBS Securities LLC, filed as Exhibit 10.3 to Vertex's Current Report on Form 8-K dated September 17, 2004 [File No. 000-19319] and incorporated by reference herein.
10.3	Research, Development and Commercialization Agreement, dated May 24, 2004, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated, filed (with certain confidential information redacted) as Exhibit 99.2 to Vertex's Current Report on Form 8-K/A dated September 10, 2004 [File No. 000-19319] and incorporated by reference herein.*
10.4	Exclusive Research Collaboration, License and Commercialization Agreement, dated June 21, 2004, by and between Vertex Pharmaceuticals Incorporated and Merck & Co., Inc., filed (with certain confidential information redacted) as Exhibit 99.4 to Vertex's Current Report on Form 8-K/A dated September 10, 2004 [File No. 000-19319] and incorporated by reference herein.*
10.5	License, Development and Commercialization Agreement, dated June 11, 2004, by and between Vertex Pharmaceuticals Incorporated and Mitsubishi Pharma Corporation, filed (with certain confidential information redacted) as Exhibit 99.2 to Vertex's Current Report on Form 8-K/A dated September 10, 2004 [File No. 000-19319] and incorporated by reference herein.*
10.6	First Revised and Restated Research and Early Development Agreement dated February 3, 2004, by and between Vertex Pharmaceuticals Incorporated and Novartis Pharma AG filed (with certain confidential information redacted) as Exhibit 10.35 to Vertex's Annual Report on Form 10-K/A dated September 8, 2004 [File No. 000-19319] and incorporated by reference herein.*
10.7	Form of Amendment, dated November 8, 2004, to Letter Agreement covering special rights upon a change of control transaction with each of the individuals listed on Schedule 1 thereto. (filed herewith).+
10.8	Form of Restricted Stock Agreement between the Company and each of the individuals listed on Schedule 1 thereto.+
10.9	Second Amendment, dated November 8, 2004, to Employment Agreement between Vertex and Joshua S. Boger (filed herewith).+
10.10	Second Amendment, dated November 8, 2004, to Employment Agreement between Vertex and Vicki L. Sato (filed herewith).+
10.11	Amended and Restated Employment Agreement, dated November 8, 2004, between Vertex and Kenneth S. Boger (filed herewith).+
10.12	Amendment, dated November 8, 2004, to Letter Agreement between Vertex and N. Anthony Coles (filed herewith).+
10.13	Amended and Restated Employment Agreement dated November 8, 2004, between Vertex and Ian F. Smith (filed herewith).+

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

+
Compensatory plan or agreement applicable to management and/or employees.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTEX PHARMACEUTICALS INCORPORATED
November 9, 2004	By:	/s/ IAN F. SMITH Ian F. Smith Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Exhibit Index

Exhibit No.	Description
4.1	Indenture, dated as of September 17, 2004, between Vertex Pharmaceuticals Incorporated and US Bank National Association, as Trustee, filed as Exhibit 10.2 to Vertex's Current Report on Form 8-K dated September 17, 2004 [File No. 000-19319] and incorporated by reference herein.
10.1
Dealer Manager Agreement, dated September 13, 2004, between the Company and the UBS Securities LLC, filed as Exhibit 10.1 to Vertex's Current Report on Form 8-K dated September 17, 2004 [File No. 000-19319] and incorporated by reference herein.
10.2
Resale Registration Rights Agreement, dated as of September 17, 2004, between the Company and UBS Securities LLC, filed as Exhibit 10.3 to Vertex's Current Report on Form 8-K dated September 17, 2004 [File No. 000-19319] and incorporated by reference herein.
10.3
Research, Development and Commercialization Agreement, dated May 24, 2004, by and between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated, filed (with certain confidential information redacted) as Exhibit 99.2 to Vertex's Current Report on Form 8-K/A dated September 10, 2004 [File No. 000-19319] and incorporated by reference herein.*
10.4
Exclusive Research Collaboration, License and Commercialization Agreement, dated June 21, 2004, by and between Vertex Pharmaceuticals Incorporated and Merck & Co., Inc., filed (with certain confidential information redacted) as Exhibit 99.4 to Vertex's Current Report on Form 8-K/A dated September 10, 2004 [File No. 000-19319] and incorporated by reference herein.*
10.5
License, Development and Commercialization Agreement, dated June 11, 2004, by and between Vertex Pharmaceuticals Incorporated and Mitsubishi Pharma Corporation, filed (with certain confidential information redacted) as Exhibit 99.2 to Vertex's Current Report on Form 8-K/A dated September 10, 2004 [File No. 000-19319] and incorporated by reference herein.*
10.6
First Revised and Restated Research and Early Development Agreement dated February 3, 2004, by and between Vertex Pharmaceuticals Incorporated and Novartis Pharma AG filed (with certain confidential information redacted) as Exhibit 10.35 to Vertex's Annual Report on Form 10-K/A dated September 8, 2004 [File No. 000-19319] and incorporated by reference herein.*
10.7
Form of Amendment, dated November 8, 2004, to Letter Agreement covering special rights upon a change of control transaction with each of the individuals listed on Schedule 1 thereto. (filed herewith).+
10.8	Form of Restricted Stock Agreement between the Company and each of the individuals listed on Schedule 1 thereto.+
10.9	Second Amendment, dated November 8, 2004, to Employment Agreement between Vertex and Joshua S. Boger (filed herewith).+
10.10	Second Amendment, dated November 8, 2004, to Employment Agreement between Vertex and Vicki L. Sato (filed herewith).+
10.11	Amended and Restated Employment Agreement, dated November 8, 2004, between Vertex and Kenneth S. Boger (filed herewith).+

10.12	Amendment dated November 8, 2004, to Letter Agreement between Vertex and N. Anthony Coles (filed herewith).+
10.13	Amended and Restated Employment Agreement dated November 8, 2004, between Vertex and Ian F. Smith (filed herewith).+
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

+
Compensatory plan or agreement applicable to management and/or employees.