Form 10-Q
period 2005-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2005-05-09
CIK 875320

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒    NO ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $.01 per share	81,290,268
Class	Outstanding at May 5, 2005

Vertex Pharmaceuticals Incorporated
Form 10-Q
For the Quarter Ended March 31, 2005

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)
	(In thousands, except share and per share data)
Assets:
Current assets:
Cash and cash equivalents	$37,371	$55,006
Marketable securities, available for sale	296,961	337,314
Accounts receivable	10,866	11,891
Prepaid expenses	4,831	2,501

Total current assets	350,029	406,712
Restricted cash	49,007	49,847
Property and equipment, net	60,700	64,225
Investments	18,863	18,863
Other assets	5,630	5,806

Total assets	$484,229	$545,453

Liabilities and Stockholders' Equity/(Deficit):
Current liabilities:
Accounts payable	$8,474	$6,660
Accrued expenses and other current liabilities	29,855	32,951
Accrued interest	1,894	5,862
Deferred revenue	50,889	47,741
Accrued restructuring and other expense	52,305	55,843
Other obligations	4,750	4,688

Total current liabilities	148,167	153,745

Collaborator development loan	19,997	19,997
Other obligations, excluding current portions	2,975	2,925
Deferred revenue, excluding current portion	6,581	18,345
Convertible subordinated notes (due September 2007)	82,552	82,552
Convertible senior subordinated notes (due February 2011)	232,448	232,448

Total liabilities	492,720	510,012

Commitments and contingencies
Stockholders' equity/(deficit):
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 81,203,170 and 80,764,904 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	812	807
Additional paid-in capital	838,531	833,832
Deferred compensation, net	(14,354)	(11,657)
Accumulated other comprehensive loss	(2,593)	(1,374)
Accumulated deficit	(830,887)	(786,167)

Total stockholders' equity/(deficit)	(8,491)	35,441

Total liabilities and stockholders' equity/(deficit)	$484,229	$545,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Revenues:
Royalties	$6,153	$2,582
Collaborative research and development revenues	22,453	14,931

Total revenues	28,606	17,513
Costs and expenses:
Royalty payments	2,030	846
Research and development	57,435	41,675
Sales, general and administrative	9,627	9,722
Restructuring and other expense	1,914	1,818

Total costs and expenses	71,006	54,061

Loss from operations	(42,400)	(36,548)
Interest income	2,319	2,990
Interest expense	(4,639)	(4,427)
Charge for retirement of convertible subordinated notes	—	(2,453)

Net loss	$(44,720)	$(40,438)

Basic and diluted net loss per common share	$(0.56)	$(0.52)

Basic and diluted weighted average number of common shares outstanding	79,428	78,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2005	2004
	(Unaudited) (In thousands)
Cash flows from operating activities:
Net loss	$(44,720)	$(40,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,840	7,125
Non-cash based compensation expense	1,435	778
Realized loss/(gain) on marketable securities	22	(171)
Loss on disposal of property and equipment	190	—
Charge for retirement of convertible subordinated notes	—	2,453
Changes in operating assets and liabilities:
Accounts receivable	1,025	(613)
Prepaid Expenses	(2,330)	(1,609)
Accounts payable	1,814	(4,565)
Accrued expenses and other current liabilities	(2,984)	(2,581)
Accrued restructuring and other expense	(3,538)	(9,590)
Accrued interest	(3,968)	(3,019)
Deferred revenue	(8,616)	358

Net cash used in operating activities	(54,830)	(51,872)

Cash flows from investing activities:
Purchase of marketable securities	(24,770)	(58,026)
Sales and maturities of marketable securities	63,964	76,490
Expenditures for property and equipment	(3,239)	(2,876)
Restricted cash	840	(8,509)
Investments and other assets	(90)	(441)

Net cash provided by investing activities	36,705	6,638

Cash flows from financing activities:
Issuances of common stock, net	572	2,913
Principal payments on notes payable, capital leases and other obligations	—	(77)
Issuance costs related to convertible senior subordinated notes (due February 2011)	—	(2,897)

Net cash provided by (used in) financing activities	572	(61)
Effect of changes in exchange rates on cash	(82)	143

Net decrease in cash and cash equivalents	(17,635)	(45,152)

Cash and cash equivalents—beginning of period	55,006	98,159

Cash and cash equivalents—end of period	$37,371	$53,007

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,341	$7,109

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

        The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended March 31, 2005 and 2004.

        The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ending December 31, 2005. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are contained in the Company's 2004 Annual Report to its stockholders and in its Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

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

	At March 31,
	2005	2004
Stock Options	16,538	16,815
Weighted-average exercise price, per share	$21.93	$22.99
Convertible Notes	16,454	12,004
Weighted-average conversion price, per share	$19.15	$26.24
Unvested restricted shares	1,685	316

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

        At March 31, 2005, the Company had one Employee Stock Purchase Plan ("ESPP") and three stock-based employee compensation plans: the 1991 Stock Option Plan, the 1994 Stock and Option Plan and the 1996 Stock and Option Plan (collectively, the "Plans"). No stock-based employee compensation cost related to stock options is reflected in the Company's reported net loss, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        At March 31, 2005, the Company had approximately 1,685,000 restricted shares unvested and outstanding. During the three months ended March 31, 2005, the Company issued approximately 321,000 shares of restricted stock, net of cancellations, to employees. The price per share of restricted stock granted to employees is equal to, $0.01, the par value of the Company's common stock. In general, restricted share awards vest over four years in four equal annual installments, although different vesting schedules are applied in certain circumstances. The Company has recorded deferred compensation, net of cancellations, of approximately $3,446,000 and $1,856,000 related to the issuance of restricted shares during the three months ended March 31, 2005 and 2004, respectively.

        The Company recorded compensation expense related to restricted stock of approximately $1,031,000 and $89,000 for the three months ended March 31, 2005 and 2004, respectively. Compensation expense of $1,031,000 recorded for the three months ended March 31, 2005 included approximately $282,000 of expense related to the acceleration of vesting of restricted stock awards in accordance with an officer's employment agreement, and approximately $749,000 related to restricted shares outstanding during the period.

        The following table illustrates the effect on net loss and net loss per common share if the fair value recognition provision of SFAS 123 had been applied to the Company's stock-based employee compensation. Employee stock-based compensation expense is amortized on a straight-line basis, since the Company's valuation of options subject to SFAS 123 assumes a single weighted average expected life for each award. Included in employee stock-based compensation expense is expense related to the modification of certain stock awards in accordance with an officer's employment agreement.

	For the Three Months Ended March 31,
	2005	2004
	(In thousands)
Net loss attributable to common stockholders, as reported	$(44,720)	$(40,438)
Add: Employee stock-based compensation expense included in net loss, net of tax	1,031	89
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(10,730)	(10,371)

Pro forma net loss	$(54,419)	$(50,720)
Basic and diluted net loss per common share, as reported	$(0.56)	$(0.52)
Basic and diluted net loss per common share, pro forma	$(0.69)	$(0.65)

Research and Development

        All research and development costs, including amounts funded in research collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical trial costs, contract services and other outside costs. The Company's collaborators have agreed to fund portions of the Company's research and development programs related to specific drug candidates. The following table details the collaborator- and Company-sponsored research and development expenses for the three months ended March 31, 2005 and 2004 (in thousands):

	For the Three Months Ended March 31, 2005			For the Three Months Ended March 31, 2004
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$16,452	$11,617	$28,069	$14,954	$2,919	$17,873
Company-sponsored	13,550	15,816	29,366	11,458	12,344	23,802

Total	$30,002	$27,433	$57,435	$26,412	$15,263	$41,675

Restructuring and Other Expense

        The Company records costs and liabilities associated with exit and disposal activities, as defined in Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), at fair value in the period the liability is incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period.

Debt Issuance Costs

        Debt issuance costs related to expenses incurred in connection with Vertex's convertible subordinated note offerings are deferred and included in other assets on the consolidated balance sheet. The costs are amortized based on the effective interest method over the term of the related debt issuance. The amortization expense is included in interest expense on the consolidated statements of operations.

3. Comprehensive Loss

        For the three months ended March 31, 2005 and 2004, comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(44,720)	$(40,438)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities, net of tax	(1,137)	854
Foreign currency translation adjustment	(82)	143

Total change in other comprehensive income (loss)	(1,219)	997

Total comprehensive loss	$(45,939)	$(39,441)

4. Restructuring and Other Expense

        On June 10, 2003, Vertex adopted a plan to restructure its operations to coincide with its increasing internal emphasis on advancing drug candidates through clinical development to commercialization. The restructuring was designed to re-balance the Company's relative investment in research and development, to better support the Company's long-term objective of becoming a profitable pharmaceutical company with industry-leading capabilities in research, development and commercialization of products. The restructuring plan included a workforce reduction, write-offs of certain assets and a decision not to occupy approximately 290,000 square feet of specialized laboratory and office space in Cambridge, Massachusetts under lease to Vertex (the "Kendall Square Lease"). The Kendall Square Lease commenced in January 2003 and has a 15-year term. The Company is actively seeking to sublease the facility to third parties, to minimize its ongoing lease obligations. To date, the Company has subleased approximately 45,000 square feet of the facility.

        During the three months ended March 31, 2005, the Company recorded an additional $1.9 million of restructuring and other expense, which was primarily related to the imputed interest cost of the restructuring and other expense accrual. Additionally, in the first quarter of 2005, $5.4 million of cash payments for rent and build-out were recorded against the accrual. The accrual balance at March 31, 2005 of $52.3 million represents the present value of the Company's estimate of its net ongoing obligations under the Kendall Square Lease. In the three months ended March 31, 2004, the Company recorded $1.8 million of restructuring and other expense related to the Kendal Square Lease obligation, which was primarily related to the imputed interest costs of the restructuring and other expense accrual.

        In accordance with SFAS 146, the Company's initial estimate of its liability for its net ongoing costs associated with the Kendall Square Lease obligation was recorded at fair value in the second quarter of 2003. The Company reviews its assumptions and estimates quarterly and updates its estimate of this liability as changes in circumstances require. As prescribed by SFAS 146, the expense and liability recorded was calculated using probability-weighted discounted cash-flows of the Company's estimated ongoing lease obligations, including contractual rental and build-out commitments, net of estimated sublease rentals, offset by related sublease costs.

        In estimating the expense and liability under its Kendall Square Lease obligation, the Company estimated the costs that would be incurred to satisfy its build-out commitments under the lease, the time necessary to sublease the space, the projected sublease rental rates and the anticipated terms of any subleases. The Company validates its estimates and assumptions through consultations with independent third parties having relevant expertise. The Company used a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows. The Company will review its estimates and assumptions on at least a quarterly basis, until the outcome is finalized, and make whatever modifications management believes necessary, based on the Company's best judgment, to reflect any changed circumstances. The Company's estimates have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of liability, and the effect of any such adjustments could be material. Because the Company's estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate of the liability will increase as a result of the passage of time. Any changes to the Company's estimate of the liability are recorded as additional restructuring and other expense.

        The actual amount and timing of the payment of the remaining accrued liability of approximately $52.3 million is dependent upon the ultimate terms of any sublease(s) that the Company may ultimately enter.

5. Convertible Subordinated Notes

        On February 13, 2004, the Company issued approximately $153.1 million in aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011 (the "February 2011 Notes") in exchange for an equal principal amount of its outstanding 5% Convertible Subordinated Notes due in 2007 (the "2007 Notes"). On September 17, 2004, the Company issued approximately $79.3 million in aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011 (the "September 2011 Notes") in exchange for an equal principal amount of its 2007 Notes. The terms of the September 2011 Notes are identical to those of the February 2011 Notes (the February 2011 Notes and the September 2011 Notes are referred to together as the "2011 Notes"). The 2011 Notes were issued through private offerings to qualified institutional buyers.

        The 2011 Notes are convertible, at the option of the holder, into common stock at a price equal to $14.94, subject to adjustment under certain circumstances. The 2011 Notes bear interest rate at the of 5.75% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the notes on February 15 and August 15 of each year. On or after February 15, 2007, the Company may redeem the 2011 Notes at a redemption price equal to the principal amount plus accrued and unpaid interest, if any.

        The 2007 Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 per share, subject to adjustment under certain circumstances. The 2007 Notes bear interest at the rate of 5% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the notes on March 19 and September 19 of each year. The 2007 Notes are redeemable by the Company at any time at specific redemption prices if the closing price of the Company's common stock exceeds 120% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days. The deferred issuance costs associated with the original sale of the 2007 Notes was $9,297,000. At March 31, 2005, the amount remaining in Other assets related to the 2007 Notes was $847,000.

        At March 31, 2005, approximately $82.6 million in principal amount of the 2007 Notes and approximately $232.4 million in principal amount of the 2011 Notes outstanding. As a result of the exchanges, the Company recorded a charge on the retirement of $153.1 million of the 2007 Notes in February 2004 in the amount of $2,453,000, and a charge on the retirement of $79.3 million of the 2007 Notes in September 2004 in the amount of $993,000. These charges represent that portion of the unamortized deferred issuance costs applicable to the amount of 2007 Notes retired. The deferred issuance costs associated with the issuance of the 2011 Notes, which are classified as long-term other assets, were $2,970,000 for the February 2011 Notes and $1,895,000 for the September 2011 Notes. For the quarter ended March 31, 2005, $265,000 was amortized to interest expense for the issuance costs of the remaining 2007 Notes and the 2011 Notes.

6. Guarantees

        As permitted under Massachusetts law, Vertex's Articles of Organization and By-laws provide that the Company will indemnify certain of its officers and directors for certain claims asserted against them in connection with their service as officers or directors. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased certain directors' and officers' liability insurance policies that reduce its monetary exposure and enable it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification arrangements is immaterial.

        Vertex customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators and sites in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery and development collaboration agreements. With respect to the Company's clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator's institution relating to personal injury or property damage, violations of law or certain breaches of the Company's contractual obligations arising out of the research or clinical testing of the Company's compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company's contractual obligations. The indemnification provisions appearing in the Company's collaboration agreements are similar, but in addition provide some limited indemnification for this collaborator in the event of third party claims alleging infringement of intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is immaterial.

        On March 28, 2003, the Company sold certain assets of PanVera LLC to Invitrogen Corporation for approximately $97 million. The agreement with Invitrogen requires the Company to indemnify Invitrogen against any loss it may suffer by reason of Vertex's breach of certain representations and warranties, or failure to perform certain covenants, contained in the agreement. The representations, warranties and covenants are of a type customary in agreements of this sort. The Company's aggregate obligations under the indemnity are, with a few exceptions that the Company believes are not material, capped at one-half of the purchase price, and apply to claims under representations and warranties made within fifteen months after closing (which period has ended), although there is no corresponding time limit for claims made based on breaches of covenants. Invitrogen has made no claims to date under this indemnity, and the Company believes that the estimated fair value of the remaining indemnification obligation is immaterial.

        On December 3, 2003, the Company sold certain instrumentation assets to Aurora Discovery, Inc. for approximately $4.3 million. The agreement with Aurora Discovery, Inc. requires the Company to indemnify Aurora Discovery, Inc. against any loss it may suffer by reason of the Company's breach of certain representations and warranties, or failure to perform certain covenants, contained in the agreement. The representations, warranties and covenants are of a type customary in agreements of this sort. The Company's aggregate obligations under the indemnity are capped at one-half of the purchase price, and apply to claims under representations and warranties made within fifteen months after closing (which period has ended), although there is no corresponding time limit for claims made based on breaches of covenants. Aurora Discovery, Inc. has made no claims to date under this indemnity, and the Company believes that the estimated fair value of the remaining indemnification obligation is immaterial.

        On February 10, 2004, Vertex entered into a Dealer Manager Agreement with UBS Securities LLC in connection with an exchange by the Company of approximately $153.1 million in principal amount of its 2011 Notes for an equal principal amount of its 2007 Notes. On September 13, 2004, the Company entered into a second Dealer Manager Agreement with UBS Securities in connection with the exchange of approximately $79.3 million in principal amount of 2011 Notes for approximately $79.3 million in principal amount of outstanding 2007 Notes. Each of the Dealer Manager Agreements requires the Company to indemnify UBS Securities against any loss UBS Securities may suffer by reason of the Company's breach of representations and warranties relating to the exchanges of the convertible notes, the Company's failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the materials provided to purchases of the 2011 Notes, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the exchanges. The representations, warranties and covenants in the Dealer Manager Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification obligations is immaterial.

7. Legal Proceedings

        On February 23, 2005, the United States District Court for the District of Massachusetts entered judgment in favor of Vertex pursuant to an order of the trial judge granting the Company's motion to dismiss a purported class action lawsuit against the Company and certain of its officers and a former employee. In the lawsuit, the plaintiffs claimed that the defendants made material misrepresentations and/or omissions of material fact regarding VX-745, an investigational agent with potential in the treatment of inflammatory and neurological diseases, in violation of Sections 10(b) and 20(a) and Rule 10(b)(5) of the Securities Exchange Act. The plaintiffs sought certification as a class action, compensatory damages in an unspecified amount, and unspecified equitable or injunctive relief. The plaintiffs' right to appeal that order lapsed without further action on the part of the plaintiffs on March 25, 2005. As a result, that litigation has been completed and the Company is not a party to any material legal proceedings.

8. New Accounting Pronouncements

        In December 2004, the FASB issued FASB Statement No. 123(R), "Share-Based Payments" ("FASB 123(R)"). FASB 123(R) revises FASB Statement No. 123, "Accounting for Stock-Based Compensation," supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." FASB 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation over the employees' service period. Compensation cost is measured at the fair value of the award at the grant date and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date. In December 2004, the FASB determined that the effective date of FASB 123(R) should be the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC amended the effective compliance date to be the first annual reporting period beginning on or after June 15, 2005. Therefore, Vertex is required to be compliant beginning January 1, 2006. The impact of adopting SFAS No. 123(R) cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2. The Company is currently evaluating the two prescribed transition methods for accounting for and reporting stock options, and will select one prior to the adoption of FASB 123(R).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a biotechnology company in the business of discovering, developing, and commercializing small molecule drugs for serious diseases, including HIV infection, chronic hepatitis C virus (HCV) infection, inflammatory and autoimmune disorders, cancer, pain and bacterial infection. We earn a royalty on the sales of two Vertex-discovered products for the treatment of HIV infection, Lexiva®/Telzir® and Agenerase®, and co-promote these products in collaboration with GlaxoSmithKline plc. Our drug candidate pipeline is principally focused at present on the development and commercialization of new treatments for viral diseases, inflammatory and autoimmune diseases and cancer. We have built a drug discovery capability that integrates biology, chemistry, biophysics, automation and information technologies, with a goal of making the drug discovery process more efficient and productive.

Drug Discovery and Development

        Discovery and development of a single new pharmaceutical product is a lengthy and resource-intensive process which may take 10 to 15 years or more. Throughout this entire process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations. This evaluation process is designed to generate information concerning efficacy, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a proposed drug candidate should be approved for marketing. The toxicity characteristics and profile of drug candidates at varying dose levels administered for varying periods of time are also continually monitored and evaluated during the nonclinical and clinical development process. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, and most drug candidates that do advance into formal development never become commercial products. A drug candidate's failure to progress or advance may be the result of any one or more of a wide range of adverse experimental outcomes including, for example, the lack of acceptable absorption characteristics or other physical properties, lack of sufficient efficacy against the disease target, difficulties in developing a cost-effective manufacturing or formulation method, or the discovery of toxicities that are unacceptable for the disease indication being treated.

        We have a variety of drug candidates in clinical development and a broad-based drug discovery effort. Given the uncertainties of the research and development process, it is not possible to predict with confidence which, if any, of these efforts will result in a marketable pharmaceutical product. We constantly monitor the results of our discovery research and our nonclinical and clinical trials and regularly evaluate our portfolio investments with the objective of balancing risk and potential return in view of new data and scientific, business and commercial insights. This process can result in relatively abrupt changes in focus and priority as new information comes to light and we gain additional insights into ongoing programs and potential new programs.

Business Strategy

        We have elected to diversify our research and development activities across a relatively broad array of investment opportunities, due in part to the high risks associated with the biotechnology and pharmaceutical business. We focus our efforts both on programs that we expect to control throughout the development and commercialization process, and programs that we expect will be conducted principally by a collaborator. This strategy requires more significant financial resources than would be required if we pursued a more limited approach. Because we have incurred losses from our inception and expect to incur losses for the foreseeable future, we are dependent in large part on our continued ability to raise significant funding to finance our discovery and development operations and our overhead and to meet our long term contractual commitments and obligations. In the past, we have secured funds principally through capital market transactions, strategic collaborative agreements, proceeds from the disposition of assets, investment income and the issuance of stock under our employee benefit programs. At March 31, 2005 we had $334.3 million of cash, cash equivalents and marketable securities, $82.6 million in principal amount of 5% Convertible Subordinated Notes due 2007 (the "2007 Notes") and $232.4 million in principal amount of 5.75% Convertible Senior Subordinated Notes due 2011 (the "2011 Notes"). Also, on March 31, 2005, we filed with the Securities and Exchange Commission a registration statement covering the sale of up to $200.0 million in debt or equity securities of the Company on a delayed or continuous basis (referred to as a "universal shelf registration"), which was declared effective by the Securities and Exchange Commission on April 25, 2005. We believe that the shelf registration statement will allow us the flexibility to obtain additional funding through capital market transactions if that funding should prove advantageous in the implementation of our business strategy.

Collaborative Revenue

        Collaborations have been and will continue to be an important component of our business strategy. A significant portion of our total research effort is being conducted under our research collaborations with Novartis Pharma AG, Merck & Co., Inc. and Cystic Fibrosis Foundation Therapeutics Incorporated, all of which are scheduled to conclude, along with our research funding, in the period between December 2005 and June 2006. Based on the value that we believe we have built through research and development investments in certain of our drug discovery and development programs, and our perception of the level of interest in certain of our programs among some potential collaborators, we believe that we could enter into additional collaborative agreements in 2005 that would be material to our business. Our business development priorities include new collaborations to support development and commercialization of our HCV infection clinical candidates and our oral cytokine inhibitors. Our product development pipeline also includes drug candidates such as VX-409 (pain) and VX-692 (bacterial infection) that we may choose to develop with a collaborator. In 2005 and future periods, we expect to identify collaborative development and commercialization opportunities for some or all of these drug candidates in order to continue their clinical advancement, as we maintain focus on controlling clinical development of certain drug candidates in the United States. We may also seek collaborators for our ion channels and other research programs.

Kendall Square Lease

        We currently lease approximately 290,000 square feet of office and laboratory space in Kendall Square, Cambridge, Massachusetts (the "Kendall Square Lease"), which we have decided not to occupy. We have subleased approximately 45,000 square feet of that space and are seeking subtenants for the unoccupied portion. For the three months ended March 31, 2005, we recorded restructuring and other expense relating to the Kendall Square Lease of $1.9 million. Our estimate of the net ongoing obligation under the Kendall Square Lease at March 31, 2005 was approximately $52.3 million on a discounted net present-value basis, which relates to the remaining Kendall Square Lease obligations, net of estimated sublease revenue. This estimate represents our best judgment of the assumptions and estimates most appropriate in measuring the ongoing obligation. Our estimates in this regard have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of liability. Also, because our estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate will increase simply as a result of the passage of time, even if all other factors remain unchanged.

Financial Guidance

        The key financial measures for which we have provided guidance in 2005 are as follows:

  •
  Loss:  We expect that the Company's full year loss in 2005 will be in the range of $125 million to $135 million, before certain charges and gains, including any additional credits or charges associated with the Kendall Square Lease.

  •
  Revenues:  We expect that total revenue will be in the range of $150 million to $160 million in 2005. This is expected to be comprised of approximately $100 million of collaborative R&D revenues from existing collaborations, including $90 million in contracted collaborative R&D funding and approximately $10 million of revenue from milestone payments under existing collaborations, $25 million to $29 million from HIV product royalties, and an anticipated additional $20 million to $30 million from new research and product development agreements.

  •
  Research and Development (R&D) Expense:  We project that R&D expense will be in the range of $225 million to $240 million for 2005. The forecasted increase over the 2004 R&D expense level of $192 million is mainly driven by increased clinical development investment in our Vertex-controlled programs.

  •
  Sales, General and Administrative (SG&A) Expense:  We expect SG&A expense to be in the range of $42 million to $46 million for 2005.

  •
  Cash, Cash Equivalents and Available for Sale Securities:  We expect cash, cash equivalents and marketable securities to be in excess of $250 million at the end of 2005.

        The financial measures set forth above are forward looking and are subject to risks and uncertainties that could cause our actual results to vary materially, as referenced in the section entitled "Forward-Looking Statements," which appears on page 20 of this Quarterly Report on Form 10-Q.

        In this Quarterly Report on Form 10-Q, our guidance for the full year 2005, which excludes any charges or gains, contains financial measures that are not in accordance with generally accepted accounting principles in the United States ("GAAP"). We believe these non-GAAP financial measures help indicate underlying trends in our business. We use these non-GAAP financial measures to establish budgets and operational goals that are communicated internally and externally, to manage our business and to evaluate our performance.

Liquidity and Capital Resources

        We have incurred operating losses since our inception and have a net stockholders' deficit. Historically we have financed our operations principally through public stock offerings, private placements of our equity and debt securities, strategic collaborative agreements that include research and development funding, development milestones and royalties on the sales of products, proceeds from the disposition of assets of our Discovery Tools and Services business which we sold in 2003, investment income and proceeds from the issuance of stock under our employee benefit programs.

        At March 31, 2005, we had cash, cash equivalents and marketable securities of $334.3 million, which is a decrease of $58.0 million from $392.3 million at December 31, 2004. The decrease is primarily due to the net cash used in operations of $54.8 million, which included cash payments of $5.4 million made in connection with the restructuring and other expense accrual. Expenditures for property and equipment during the three months ended March 31, 2005 were $3.2 million.

        At March 31, 2005, the Company had approximately $232.4 million in principal amount of 2011 Notes and approximately $82.6 million in principal amount of 2007 Notes. The 2011 Notes are convertible, at the option of the holder, into common stock at a price equal to $14.94 per share, subject to adjustment under certain circumstances. The 2007 Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 per share, subject to adjustment under certain circumstances.

        The actual amount and timing of the payment of the remaining restructuring accrual liability of approximately $52.3 million related to our decision not to occupy our facility in Kendall Square is dependent upon the ultimate terms of any sublease(s) that we may ultimately enter into. We review our estimates underlying the restructuring accrual on at least a quarterly basis, and the accrual, and consequently any expected future payment, could change with any change in our estimates.

        We expect to continue to make significant investments in our pipeline, particularly in clinical trials for certain of our product candidates, in our ion channel and kinase discovery efforts and in our effort to prepare for potential registration, regulatory approval and commercial launch of our existing and future product candidates. Consequently, we expect to incur losses on a quarterly and annual basis for the foreseeable future. We also expect to incur substantial administrative expenditures in the future and expenses related to filing, prosecution, defense and enforcement of patent and other intellectual property rights.

        In the first quarter of 2005, we entered into a commitment to purchase $4.8 million of drug substance to be used for future clinical studies and formulation development. The obligation will be fulfilled in 2005. At March 31, 2005, approximately $1.7 million was recorded in accrued expenses and other current liabilities on our condensed consolidated balance sheet. There have been no other significant changes to our commitments and obligations as reported in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

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

        As part of our strategy for managing our capital structure, we have from time to time adjusted the amount and maturity of our debt obligations in prior periods through new issues, privately negotiated transactions and market purchases, depending on market conditions and our perceived needs at the time. During 2005, we expect to continue pursuit of a general financial strategy that may lead us to undertake one or more additional capital transactions, which may or may not be similar to transactions in which we have engaged in the past.

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

        We believe that the application of the accounting policies for restructuring and other expenses, revenue recognition, research and development expenses and investments, all of which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. Our accounting polices, including the ones discussed below, are more fully described in Note B, "Accounting Policies", to our consolidated financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2005.

Restructuring and Other Expense

        We record liabilities associated with restructuring activities based on estimates of fair value in the period the liabilities are incurred, in accordance with SFAS 146. These estimates are reviewed and may be adjusted in subsequent periods. Adjustments are based, among other things, on management's assessment of changes in factors underlying the estimates, the impact of which is measured using the credit-adjusted risk-free discount rate of approximately 10% applied in the period when we first incurred the liability.

        In June 2003, we restructured our operations in preparation for increased investment in the clinical development and commercialization of our drug candidates. We designed the restructuring to rebalance our relative investment in research and development, to better support our long-term objective of becoming an integrated pharmaceutical company. The restructuring included a workforce reduction, write-offs of certain assets and a decision not to occupy the facility subject to the Kendall Square Lease. We have subleased approximately 45,000 square feet of this facility and are actively seeking to sublease the unoccupied portion to offset our ongoing lease obligations.

        In accordance with SFAS 146, we recorded an initial estimate of the fair value of the estimated liability in the second quarter of 2003. We have reviewed our assumptions and estimates quarterly and have updated the estimated amount of the liability as changes in circumstances have required. For the three months ended March 31, 2005, we recorded restructuring and other expenses of $1.9 million, which is primarily the result of an imputed interest charge for the related restructuring liability. The remaining restructuring accrual relating to the estimated net ongoing obligations under the Kendall Square Lease was $52.3 million at March 31, 2005.

        We are required to make significant judgments and assumptions when estimating the liability for our net ongoing obligations under the Kendall Square Lease. In accordance with SFAS 146, we use a probability-weighted discounted cash-flow analysis to calculate the amount of the liability. We applied a discount rate of approximately 10%. The probability-weighted discounted cash-flow analysis is based on management's assumptions and estimates of our ongoing lease obligations, including contractual rental and build-out commitments, and sublease rentals, including estimates of sublease timing and sublease rental terms. We validate our estimates and assumptions through consultations with independent third parties having relevant expertise.

        It is possible that our estimates and assumptions will change in the future, resulting in additional adjustments to the amount of the estimated liability, and the effect of any adjustments could be material. For example, if sublease rental rates differ from our assumption by approximately 10% in either direction, our recorded liability will be negatively or positively adjusted by approximately $6.0 million. If our estimated subleasing timetable is delayed by six months, the impact could be as high as approximately $5.0 million in additional estimated liability, or more, if there is further delay. We will review our assumptions and judgments related to the potential lease restructuring on at least a quarterly basis, until the outcome is finalized, and make whatever modifications we believe are necessary, based on our best judgment, to reflect any changed circumstances.

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

        Our collaborative research and development revenue is generated primarily through collaborative research and development agreements with strategic collaborators. The terms of these agreements typically include payment to us of non-refundable up-front license fees, funding for research and development efforts, payments to us based upon achievement of certain milestones, and royalties payable on product sales.

        We recognize revenue from non-refundable, up-front license fees and milestones, not specifically tied to a separate earnings process, ratably over the contracted or estimated period of performance. Changes in estimates could materially affect revenue in the period the estimate is changed. For example, if our estimate of the period of performance shortens or lengthens, the amount of revenue we recognize from non-refundable, up-front license fees and milestones could increase or decrease in the period the change in estimate becomes known. Future related revenues would be adjusted accordingly. To date, changes to our estimates have not had a material impact on our financial position or results of operations. Research funding is recognized ratably over the period of effort, as earned. Milestones that are based on designated achievement points and that are considered at-risk and substantive at the inception of the collaboration agreement are recognized as earned when management considers the corresponding payment to be reasonably assured. We evaluate whether milestones are at-risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that must be overcome and the level of investment required.

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

Altus Investment

        We assess our investment in Altus Pharmaceuticals, Inc., for which we account using the cost method, on a quarterly basis to determine if there has been any estimated decrease in the fair value of the asset below its $18.9 million carrying value that might require us to write down the cost basis of the asset. If any adjustment to the fair value of an investment reflects a decline in the value of that investment below its cost, we consider the evidence available to us, including the duration and extent to which the decline is other-than-temporary. If the decline is considered other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write down is included in the consolidated statement of operations. We have not identified facts or circumstances which would cause us to determine that the investment basis of our investment in Altus should be changed.

Results of Operations

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net Loss

        Our net loss for the three months ended March 31, 2005 was $44,720,000, or $0.56 per basic and diluted common share, compared to net loss of $40,438,000 or $0.52 per basic and diluted common share, for the three months ended March 31, 2004. Included in the net loss for the quarter ended March 31, 2005 is restructuring and other expense of $1,914,000. Our net loss for the quarter ended March 31, 2004 includes restructuring and other expense of $1,818,000, and a charge for retirement of convertible subordinated notes of $2,453,000.

Revenues

        Total revenues increased $11,093,000 to $28,606,000, for the three months ended March 31, 2005, compared to $17,513,000 for the three months ended March 31, 2004. In the first quarter of 2005, revenue was comprised of $6,153,000 in royalties and $22,453,000 in collaborative research and development revenue, as compared with $2,582,000 in royalties and $14,931,000 in collaborative research and development revenue in the first quarter of 2004.

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

        Collaborative research and development revenue increased $7,522,000, or 50%, for the three months ended March 31, 2005 as compared with the same period in 2004. The increase in collaborative research and development revenue is primarily due to the execution of three new collaboration agreements in mid-2004. Research funding under our collaboration with Serono S.A. concluded on September 30, 2004.

        We expect that collaborative research and development revenues will continue to be a significant source of our total revenue and we are seeking to enter into additional collaboration agreements in 2005 that could be material to our business.

Costs and Expenses

        Research and development expenses increased $15,760,000, or 38%, to $57,435,000 for the three months ended March 31, 2005 from $41,675,000 for the same period in 2004. Development expenses accounted for 77% or $12,170,000 of the total increase in research and development expenses. During the first quarter of 2005, we continued clinical studies of our compounds for the treatment of HCV infection, a Phase IIb study (called the "METRO" study) of merimepodib in combination with Pegasys® (peginterferon alfa-2a) and Copegus® (ribavirin) and a Phase Ib study of VX-950. Additionally, we continued a Phase II clinical study of VX-765 in psoriasis.

        Research and development expenses consist primarily of salary and benefits, laboratory supplies, contractual services and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended, March 31,
	2005	2004	$ Change	% Change
Research Expenses:
Salary and benefits	$10,077	$9,215	$862	9%
Laboratory supplies and other direct expenses	5,594	3,845	1,749	45%
Contractual services	1,761	1,491	270	18%
Infrastructure costs	12,570	11,861	709	6%

Total research expenses	$30,002	$26,412
Development Expenses:
Salary and benefits	$6,259	$4,389	$1,870	43%
Laboratory supplies and other direct expenses	2,066	1,397	669	48%
Contractual services	12,898	4,220	8,678	206%
Infrastructure costs	6,210	5,257	953	18%

Total development expenses	$27,433	$15,263
Total Research and Development Expenses:
Salary and benefits	$16,336	$13,604	$2,732	20%
Laboratory supplies and other direct expenses	7,660	5,242	2,418	46%
Contractual services	14,659	5,711	8,948	157%
Infrastructure costs	18,780	17,118	1,662	10%

Total research and development expenses	$57,435	$41,675

        Our collaborators have agreed to fund portions of our research and development programs related to specific drug candidates. The following table details our collaborator- and Company-sponsored research and development expenses for 2005 and 2004 (in thousands):

	For the Three Months Ended March 31, 2005			For the Three Months Ended March 31, 2004
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$16,452	$11,617	$28,069	$14,954	$2,919	$17,873
Company-sponsored	13,550	15,816	29,366	11,458	12,344	23,802

Total	$30,002	$27,433	$57,435	$26,412	$15,263	$41,675

        Sales, general and administrative expenses decreased slightly to $9,627,000 for the three months ended March 31, 2005, compared to $9,722,000 for the same period in 2004. We expect sales, general and administrative expenses to remain at similar levels throughout 2005.

        Restructuring and other expense for the three months ended March 31, 2005 was $1,914,000, compared to $1,818,000 for the three months ended March 31, 2004. Additionally, in the first quarter of 2005, $5,400,000 of cash payments for rent and build-out were charged against the accrual. The restructuring accrual balance at March 31, 2005 was $52,305,000. We will continue to incur the imputed interest costs of the restructuring accrual on a quarterly basis at the credit-adjusted risk-free rate until the outcome is finalized. The expense and liability related to our estimated net ongoing obligations under the Kendall Square Lease requires us to make significant estimates and assumptions. These estimates and assumptions are monitored at least quarterly for changes in circumstances. It is reasonably possible that such estimates could change in the future, resulting in additional adjustments and the effect of any such adjustments could be material.

        Interest income decreased $671,000, or 22%, to $2,319,000 for the three months ended March 31, 2005 from $2,990,000 for the three months ended March 31, 2004. The decrease is a result of a lower average balance of funds invested and lower portfolio yields.

New Accounting Pronouncements

        In December 2004, the FASB issued FASB Statement No. 123(R), "Share-Based Payments" ("FASB 123(R)"). FASB 123(R) revises FASB Statement No. 123, "Accounting for Stock-Based Compensation," supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." FASB 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation over the employees' service period. Compensation cost is measured at the fair value of the award at the grant date and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date. In December 2004, the FASB determined that the effective date should be the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC amended the effective compliance date to be the first annual reporting period beginning on or after June 15, 2005. Therefore, Vertex is required to be compliant beginning January 1, 2006. The impact of adopting SFAS No. 123(R) cannot be accurately estimated at this time, as it will depend on the market value and the amount of share based awards granted in future periods. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We are currently evaluating the two prescribed transition methods for accounting for and reporting stock options, and will select one prior to the adoption of FASB 123(R).

Forward-looking Statements

        This report contains forward-looking statements about our business, including our expectation that (i) we are positioned to commercialize multiple products in the coming years; (ii) future development candidates may include therapeutics for the treatment of a wide variety of diseases and conditions, including cancer, cystic fibrosis, bacterial infection and pain, but we will continue to focus our development activities on product candidates in the areas of HCV infection and inflammatory and autoimmune disorders; (iii) we and our collaborators will advance clinical trials on a number of our development stage drug candidates during 2005; (iv) our financial results for 2005 will be as set forth in this Quarterly Report on 10-Q; (v) research and development expenses will increase; (vi) our net liability under the Kendall Square Lease will be as we have estimated; and (vii) we will enter into new collaborations that will provide additional funding for our research and development efforts, including possibly our ion channels program, VX-409 (for the treatment of pain) and VX-692 (for the treatment of bacterial infection).

        While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates; the possibility of delays in the commencement or completion of clinical trials; the risk that clinical activities planned for 2005 may not commence as scheduled; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon existing and new pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations on satisfactory terms, if at all; the development of competing systems; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies; the risk that there may be changing and new regulations in the U.S. and internationally; and uncertainty about our ability to sublease to third parties space covered by the Kendall Square Lease. Please see the "Risk Factors" appearing in Item 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005, for more details regarding these and other risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market risk sensitive instruments are held for trading purposes. We do not have derivative financial instruments in our investment portfolio.

Interest Rate Risk

        We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes and money market instruments. These investments are denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term to maturity of our investment instruments. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 4. Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were effective. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Changes in Internal Controls Over Financial Reporting.    No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the first quarter of 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        See Note 7 to the condensed consolidated financial statements.

Item 6. Exhibits

10.1	Severance Agreement and Release, dated February 7, 2005, between Vertex Pharmaceuticals Incorporated and Vicki L. Sato (filed herewith).*
10.2	Employment Agreement, dated as of February 15, 2005, between Vertex Pharmaceuticals Incorporated and Victor Hartmann (filed herewith).*
10.3	Restricted Stock Agreement, dated as of February 15, 2005 between Vertex Pharmaceuticals Incorporated and Victor Hartmann (filed herewith).*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*
Compensatory arrangement.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERTEX PHARMACEUTICALS INCORPORATED
May 9, 2005	By:	/s/ IAN F. SMITH Ian F. Smith Senior Vice President and Chief Financial Officer (principal financial officer)

Exhibit Index

Exhibit No.	Description
10.1	Severance Agreement and Release, dated February 7, 2005, between Vertex Pharmaceuticals Incorporated and Vicki L. Sato (filed herewith).*
10.2	Employment Agreement, dated as of February 15, 2005, between Vertex Pharmaceuticals Incorporated and Victor Hartmann (filed herewith).*
10.3	Restricted Stock Agreement, dated as of February 15, 2005 between Vertex Pharmaceuticals Incorporated and Victor Hartmann (filed herewith).*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*
Compensatory arrangement.