Form 10-Q
period 2005-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2005-08-09
CIK 875320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-19319

VERTEX PHARMACEUTICALS INCORPORATED

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-3039129
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
130 WAVERLY STREET	02139-4242
CAMBRIDGE,	(zip code)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☒   NO  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	95,675,759
Class	Outstanding at August 8, 2005

Vertex Pharmaceuticals Incorporated
Form 10-Q
For the Quarter Ended June 30, 2005
Table of Contents

Part I. Financial Information

Item 1.                        Condensed Consolidated Financial Statements

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
 (In thousands, except share and per share data)

	June 30, 2005	December 31, 2004
Assets:
Current assets:
Cash and cash equivalents	$194,695	$55,006
Marketable securities, available for sale	251,911	337,314
Accounts receivable	13,941	11,891
Prepaid expenses	4,763	2,501
Total current assets	465,310	406,712
Restricted cash	49,007	49,847
Property and equipment, net	58,496	64,225
Investments	18,863	18,863
Other assets	5,227	5,806
Total assets	$596,903	$545,453
Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$9,429	$6,660
Accrued expenses and other current liabilities	31,018	32,951
Accrued interest	6,268	5,862
Deferred revenue	44,483	47,741
Accrued restructuring expense	43,813	55,843
Other obligations	2,975	4,688
Total current liabilities	137,986	153,745
Collaborator development loan	19,997	19,997
Other obligations, excluding current portions	—	2,925
Deferred revenue, excluding current portion	962	18,345
Convertible subordinated notes (due September 2007)	82,552	82,552
Convertible senior subordinated notes (due February 2011)	232,448	232,448
Total liabilities	473,945	510,012
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 95,324,476 and 80,764,904 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	953	807
Additional paid-in capital	1,008,781	833,832
Deferred compensation, net	(13,055)	(11,657)
Accumulated other comprehensive loss	(1,846)	(1,374)
Accumulated deficit	(871,875)	(786,167)
Total stockholders’ equity	122,958	35,411
Total liabilities and stockholders’ equity	$596,903	$545,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Royalties	$7,467	$4,011	$13,620	$6,593
Collaborative and other research and development revenues	24,854	14,530	47,307	29,461
Total revenues	32,321	18,541	60,927	36,054
Costs and expenses:
Royalty payments	2,489	1,328	4,519	2,174
Research and development	59,357	47,450	116,792	89,125
Sales, general and administrative	10,814	10,160	20,441	19,882
Restructuring expense/(credit)	(1,743)	1,837	171	3,655
Total costs and expenses	70,917	60,775	141,923	114,836
Loss from operations	(38,596)	(42,234)	(80,996)	(78,782)
Interest income	2,247	2,546	4,566	5,536
Interest expense	(4,639)	(4,581)	(9,278)	(9,008)
Charge for retirement of 2007 convertible subordinated notes.	—	—	—	(2,453)
Net loss	$(40,988)	$(44,269)	$(85,708)	$(84,707)
Basic and diluted net loss per common share	$(0.50)	$(0.56)	$(1.06)	$(1.08)
Basic and diluted weighted average number of common shares outstanding	82,274	78,807	80,859	78,356

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(85,708)	$(84,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,371	14,409
Non-cash based compensation expense	3,651	1,716
Realized loss/(gain) on marketable securities	53	(264)
Loss on disposal of property and equipment	272
Charge for retirement of convertible subordinated notes	—	2,453
Changes in operating assets and liabilities:
Accounts receivable	(2,050)	(2,615)
Prepaid expenses	(2,262)	(590)
Accounts payable	2,769	(4,491)
Accrued expenses and other liabilities	(6,571)	(7,745)
Accrued restructuring expense	(12,030)	(12,825)
Accrued interest	406	1,206
Deferred revenue	(20,641)	18,610
Net cash used in operating activities	(108,740)	(74,843)
Cash flows from investing activities:
Purchase of marketable securities	(48,685)	(97,386)
Sales and maturities of marketable securities	133,897	181,953
Expenditures for property and equipment	(7,383)	(6,860)
Restricted cash	840	(26,355)
Investments and other assets	48	43
Net cash provided by investing activities	78,717	51,395
Cash flows from financing activities
Issuances of common stock from employee benefit plans, net	4,715	4,474
Issuances of common stock from stock offering, net	165,331	—
Principal payments on notes payable, capital lease and other obligations	—	(100)
Issuance costs related to convertible senior subordinated notes (due February 2011)	—	(2,921)
Repayments of collaborator loan	—	(12,463)
Net cash provided by (used in) financing activities	170,046	(11,010)
Effect of changes in exchange rates on cash	(334)	(9)
Net increase(decrease) in cash and cash equivalents	139,689	(34,467)
Cash and cash equivalents—beginning of period	55,006	98,159
Cash and cash equivalents—end of period	$194,695	$63,692
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,341	$7,109

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended June 30, 2005 and 2004.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ending December 31, 2005. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, which are contained in the Company’s 2004 Annual Report to its Stockholders on Form 10-K that was filed with the Securities and Exchange Commission on March 16, 2005.

2. Accounting Policies

Basic and Diluted Net Loss per Common Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect is not anti-dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and the vesting of unvested restricted shares of common stock. Common equivalent shares have not been included in the net loss per share calculations because their effect would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following (in thousands, except per share amounts):

	At June 30,
	2005	2004
Stock Options	16,133	16,360
Weighted-average exercise price, per share	$22.02	$22.99
Convertible Notes	16,454	12,004
Weighted-average conversion price, per share	$19.15	$26.24
Unvested restricted shares	1,598	1,256

Stock-Based Compensation

In accordance with Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS 148”), the Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based

Compensation” (“SFAS 123”) and also applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for all stock awards granted to employees. Under APB 25, provided that other criteria are met, when the exercise price of stock options or the issue price of restricted shares granted to employees equals the market price of the common stock on the date of the grant, no compensation cost is recognized. When the exercise price of stock options or the issue price of restricted shares granted to employees is less than the market price of the common stock on the date of grant, compensation costs are expensed over the vesting period of the grants. Subsequent changes to option terms also can give rise to compensation costs. For stock options granted to non-employees, the Company recognizes compensation costs in accordance with the requirements of SFAS 123, which requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value.

At June 30, 2005, the Company had one Employee Stock Purchase Plan (“ESPP”) and three stock-based employee compensation plans: the 1991 Stock Option Plan, the 1994 Stock and Option Plan and the 1996 Stock and Option Plan (collectively, the “Plans”). All options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

At June 30, 2005 and 2004, the Company had approximately 1,597,649 and 1,256,434 restricted shares unvested and outstanding, respectively. During the three and six months ended June 30, 2005, the Company issued approximately 14,819 and  335,822 shares of restricted stock, net of cancellations, respectively, to employees, excluding 30,875 shares cancelled in accordance with an officer’s severance agreement. During the three and six months ended June 30, 2004, the Company issued approximately 941,981 and 1,131,953 shares of restricted stock, net of cancellations, respectively, to employees, including a one-time grant to senior managers and executives on May 6, 2004.

The price per share of restricted stock granted to employees is equal to $0.01, the par value of the Company’s common stock. In general, restricted share awards vest over four years in four equal annual installments, although different vesting schedules are applied in certain circumstances. The Company has recorded deferred compensation, net of cancellations, of approximately $18,000 and $3,464,000 for restricted shares issued during the three and six months ended June 30, 2005, respectively. During the three and six months ended June 30, 2004, the Company recorded deferred compensation, net of cancellations, of approximately $8,493,000 and $10,349,000, respectively, for restricted shares issued during these periods.

The Company recorded compensation expense related to restricted stock of approximately $1,036,000 and $2,067,000 for the three and six months ended June 30, 2005, respectively. During the three and six months ended June 30, 2004, the Company recorded compensation expense related to restricted stock of approximately $387,000 and $476,000, respectively. The compensation expense of $2,067,000 recorded for the six months ended June 30, 2005 included approximately $479,000 of expense related to the accelerated vesting of restricted stock awards in accordance with an officer’s severance agreement and approximately $1,588,000 related to restricted shares outstanding during the period.

The following table illustrates the effect on net loss and net loss per common share if the fair value recognition provision of SFAS 123 had been applied to the Company’s stock-based employee compensation. Employee stock-based compensation expense is amortized on a straight-line basis, since the Company’s valuation of options subject to SFAS 123 assumes a single weighted-average expected life for each award. Included in employee stock-based compensation expense for the six months ended June 30, 2005 is expense related to the modification of certain stock awards in accordance with an officer’s severance agreement.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net loss attributable to common shareholders, as reported	$(40,988)	$(44,269)	$(85,708)	$(84,707)
Add: Employee stock-based compensation expense included in net loss, net of tax	1,129	387	2,160	476
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(10,554)	(9,758)	(21,284)	(20,129)
Pro forma net loss	$(50,413)	$(53,640)	$(104,832)	$(104,360)
Basic and diluted net loss per common share, as reported	$(0.50)	$(0.56)	$(1.06)	$(1.08)
Basic and diluted net loss per common share, pro forma	$(0.61)	$(0.68)	$(1.30)	$(1.33)

Research and Development

All research and development costs, including amounts funded by research collaborators, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits, facilities costs, overhead costs, clinical trial costs, contract services and other outside costs. The Company’s collaborators have agreed to fund portions of the Company’s research and development programs related to specific research targets and drug candidates, including, in 2005, VX-950, VX-702, VX-680, kinases and certain cystic fibrosis research targets, and in 2004, VX-950, VX-680, kinases, caspase inhibitors, and certain cystic fibrosis research targets. The following table details the collaborator- and Company-sponsored research and development expenses for the three months ended June 30, 2005 and 2004 (in thousands):

	For the Three Months Ended June 30, 2005			For the Three Months Ended June 30, 2004
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$16,976	$14,814	$31,790	$14,710	$3,920	$18,630
Company-sponsored	12,836	14,731	27,567	13,290	15,530	28,820
Total	$29,812	$29,545	$59,357	$28,000	$19,450	$47,450

The following table details the collaborator- and Company-sponsored research and development expenses for the six months ended June 30, 2005 and 2004 (in thousands):

	For the Six Months Ended June 30, 2005			For the Six Months Ended June 30, 2004
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$33,428	$26,431	$59,858	$29,664	$6,839	$36,503
Company-sponsored	26,386	30,547	56,934	24,748	27,874	52,622
Total	$59,814	$56,978	$116,792	$54,412	$34,713	$89,125

Restructuring and Other Expense

The Company records costs and liabilities associated with exit and disposal activities, as defined in Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), at fair value in the period the liability is incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period.

Debt Issuance Costs

Debt issuance costs related to expenses incurred in connection with Vertex’s convertible subordinated note offerings are deferred and included in other assets on the condensed consolidated balance sheets. The costs are amortized based on the effective interest method over the term of the related debt issuance. The amortization expense is included in interest expense on the condensed consolidated statements of operations.

Stock Offering Costs

Stock offering costs of $10,331,000, related to expenses incurred in connection with Vertex’s public stock offering, are recorded as an offset to additional paid-in capital on the condensed consolidated balance sheets. These expenses include underwriters’ discounts and commissions and related offering expenses.

3. Comprehensive Loss

For the three and six months ended June 30, 2005 and 2004, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(40,988)	$(44,269)	$(85,708)	$(84,707)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable securities, net of tax	999	(4,880)	(138)	(4,026)
Foreign currency translation adjustment	(252)	(152)	(334)	(9)
Total change in other comprehensive loss	747	(5,032)	(472)	(4,035)
Total comprehensive loss	$(40,241)	$(49,301)	$(86,180)	$(88,742)

4. Restructuring and Other Expense

On June 10, 2003, Vertex adopted a plan to restructure its operations to coincide with its increasing internal emphasis on advancing drug candidates through clinical development to commercialization. The restructuring was designed to re-balance the Company’s relative investments in research and development, to better support the Company’s long-term objective of becoming a profitable pharmaceutical company. The restructuring plan included a workforce reduction, write-offs of certain assets and a decision not to occupy approximately 290,000 square feet of specialized laboratory and office space in Cambridge, Massachusetts under lease to Vertex (the “Kendall Square Lease”). The Kendall Square Lease commenced in January 2003 and has a 15-year term. The Company has obtained subleases or sublease commitments, subject to final approvals, for a total of approximately 120,000 square feet of the facility subject to the Kendall Square Lease (the “Kendall Square Facility”).

Based on developments in the Company’s clinical pipeline in the second quarter of 2005, the Company revised its assessment of its real estate requirements, and now expects to occupy approximately

120,000 square feet of the Kendall Square Facility in the future. Based on the Company’s decision to occupy a portion of the Kendall Square Facility and further review of real estate market conditions, the Company updated its estimate of the fair value of its liability pursuant to SFAS 146, resulting in a net credit to restructuring expense of approximately $1.7 million. This net credit results from the adjustment of the portion of the restructuring accrual related to the portion of the Kendall Square Facility that Vertex now expects to occupy, which is partially offset by (i) a charge in the amount of the estimated incremental net ongoing lease obligations associated with the portion of the Kendall Square Facility that the Company does not intend to occupy and (ii) imputed interest costs relating to the restructuring liability.

The activity related to restructuring expense for the three months ended June 30, 2005 is as follows (in thousands):

				Portion of
		Cash		facility
		Payments,	Cash received	Vertex expects	Charge,
	Accrual as of	second	from sublease,	to occupy,	second
	March 31,	quarter	second quarter	second	quarter	Accrual as of
	2005	2005	2005	quarter 2005	2005	June 30, 2005
Lease restructuring expense	$52,305	$(7,242)	$493	$(10,018)	$8,275	$43,813

The activity related to restructuring expense for the six months ended June 30, 2005 is as follows (in thousands):

Portion of
facility
		Cash	Cash received	Vertex expects
		Payments,	from sublease,	to occupy,	Charge,
		six months	six months	six months	six months
	Accrual as of	ended	ended	ended	ended
	December 31,	June 30,	June 30,	June 30,	June 30,	Accrual as of
	2004	2005	2005	2005	2005	June 30, 2005
Lease restructuring expense	$55,843	$(13,017)	$816	$(10,018)	$10,189	$43,813

During the three and six months ended June 30, 2004, the Company recorded $1.8 million, and $3.6 million, respectively, of restructuring expense related to the imputed interest cost of the restructuring expense accrual.

The accrual balance at June 30, 2004 of $56.7 million represented the Company’s estimate of its net ongoing lease obligations for the entire Kendall Square Facility.

The activity related to restructuring expense for the three months ended June 30, 2004 is as follows (in thousands):

		Cash
	Accrual as of	Payments,	Charge,	Accrual as of
	March 31,	second quarter	second quarter	June 30,
	2004	2004	2004	2004
Lease restructuring expense and other operating lease expense	$59,936	$(5,072)	$1,837	$56,701

The activity related to restructuring expense for the six months ended June 30, 2004 is as follows (in thousands):

	Accrual as of December 31, 2003	Cash Payments, six months ended June 30, 2004	Charge, six months ended June 30, 2004	Accrual as of June 30, 2004
Lease restructuring expense and other operating lease expense	$69,526	$(16,480)	$3,655	$56,701

In accordance with SFAS 146, the Company’s initial estimate of its liability for its net ongoing costs associated with the Kendall Square Lease obligation was recorded in the second quarter of 2003 at fair value. The restructuring expense incurred in the periods prior to the three month period ended June 30, 2005 relates to the estimated incremental net ongoing lease obligations associated with the entire Kendall Square Facility as well as imputed interest costs relating to the restructuring liability.  The expense associated with the portion of the building that the Company still does not intend to occupy will continue to be estimated in accordance with SFAS 146. The Company reviews its assumptions and estimates quarterly and updates its estimates of this liability as changes in circumstances require. As prescribed by SFAS 146, the expense and liability recorded is calculated using probability-weighted discounted cash-flows of the Company’s estimated ongoing lease obligations, including contractual rental and build-out commitments, net of estimated sublease rentals, offset by related sublease costs.

In estimating the expense and liability under its Kendall Square Lease obligation, the Company estimated the costs that would be incurred to satisfy its build-out commitments under the lease, the time necessary to sublease the space, the projected sublease rental rates and the anticipated durations of any subleases. The Company validates its estimates and assumptions through consultations with independent third parties having relevant expertise. The Company used a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows. The Company will review its estimates and assumptions on at least a quarterly basis, until the outcome is finalized, and make whatever modifications management believes necessary, based on the Company’s best judgment, to reflect any changed circumstances. The Company’s estimates have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of liability, and the effect of any such adjustments could be material. Because the Company’s estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate of the liability will increase each quarter simply as a result of the passage of time. Changes to the Company’s estimate of the liability are recorded as additional restructuring expense/(credit).

The restructuring accrual of $43.8 million at June 30, 2005 relates solely to the portion of the Kendall Square Facility that the Company still does not intend to occupy, and includes build-out commitments and other lease obligations, recorded at net present value. The actual amount and timing of the payment of the remaining accrued liability is dependent upon the provisions of any sublease(s) that the Company may ultimately execute.

The lease obligations associated with the portion of the Kendall Square Facility that the Company expects to occupy will be recorded as rental expense in the period incurred.

5. Convertible Subordinated Notes

On February 13, 2004, the Company issued approximately $153.1 million in aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011 (the “February 2011 Notes”) in exchange for an equal principal amount of its outstanding 5% Convertible Subordinated Notes due in 2007 (the “2007 Notes”). On September 17, 2004, the Company issued approximately $79.3 million in aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011 (the “September 2011 Notes”) in exchange for an equal principal amount of its 2007 Notes. The terms of the September 2011 Notes are identical to those of the February 2011 Notes (the February 2011 Notes and the September 2011 Notes are referred to together as the “2011 Notes”). The 2011 Notes were issued through private offerings to qualified institutional buyers.

The 2011 Notes are convertible, at the option of the holder, into common stock at a price equal to $14.94, subject to adjustment under certain circumstances. The 2011 Notes bear interest rate at the of 5.75% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2011 Notes on February 15 and August 15 of each year. On or after February 15, 2007, the Company may redeem the 2011 Notes at a redemption price equal to the principal amount plus accrued and unpaid interest, if any.

The 2007 Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 per share, subject to adjustment under certain circumstances. The 2007 Notes bear interest at the rate of 5% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2007 Notes on March 19 and September 19 of each year. The 2007 Notes are redeemable by the Company at any time at specific redemption prices if the closing price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days. The deferred issuance costs associated with the original sale of the 2007 Notes were $9,297,000.

At June 30, 2005, there was approximately $82.6 million in principal amount of the 2007 Notes and approximately $232.4 million in principal amount of the 2011 Notes outstanding. As a result of the exchanges, the Company recorded a charge on the retirement of $153.1 million of the 2007 Notes in February 2004 in the amount of $2,453,000, and a charge on the retirement of $79.3 million of the 2007 Notes in September 2004 in the amount of $993,000. These charges represent that portion of the unamortized deferred issuance costs applicable to the amount of 2007 Notes retired. The deferred issuance costs associated with the issuance of the 2011 Notes, which are classified as long-term other assets, were $2,970,000 for the February 2011 Notes and $1,895,000 for the September 2011 Notes. For the three and six months ended June 30, 2005, $266,000 and$531,000 were amortized to interest expense for the issuance costs of the remaining 2007 Notes and the 2011 Notes, respectively.

6. Equity Issuance

In June 2005, the Company completed a public offering of 13,512,500 shares of common stock, including the underwriters’ over-allotment of 1,762,500 shares, at a price of $13.00 per share. This transaction resulted in net proceeds of approximately $165,331,000 to the Company.

7. Guarantees

As permitted under Massachusetts law, Vertex’s Articles of Organization and By-laws provide that the Company will indemnify certain of its officers and directors for certain claims asserted against them in connection with their service as officers or directors. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased directors’ and officers’ liability insurance policies that reduce its monetary exposure and enable it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification arrangements is immaterial.

Vertex customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators and sites in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery and development collaboration agreements. With respect to the Company’s clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator’s institution relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations arising out of the research or clinical testing of the Company’s compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for the collaborator in the event of third-party claims alleging infringement of intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions generally is unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amount to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is immaterial.

On March 28, 2003, the Company sold certain assets of PanVera LLC to Invitrogen Corporation for approximately $97 million. The agreement with Invitrogen requires the Company to indemnify Invitrogen against any loss it may suffer by reason of Vertex’s breach of certain representations and warranties, or failure to perform certain covenants, contained in the agreement. The representations, warranties and covenants are of a type customary in agreements of this sort. The Company’s aggregate obligations under the indemnity are, with a few exceptions that the Company believes are not material, capped at one-half of the purchase price, and apply to claims under representations and warranties made within fifteen months after closing (which period has ended), although there is no corresponding time limit for claims made based on breaches of covenants. Invitrogen has made no claims to date under this indemnity, and the Company believes that the estimated fair value of the remaining indemnification obligation is immaterial.

On December 3, 2003, the Company sold certain instrumentation assets to Aurora Discovery, Inc. for approximately $4.3 million. The agreement with Aurora requires the Company to indemnify Aurora against any loss it may suffer by reason of the Company’s breach of certain representations and warranties, or failure to perform certain covenants, contained in the agreement. The representations, warranties and covenants are of a type customary in agreements of this sort. The Company’s aggregate obligations under the indemnity are capped at one-half of the purchase price, and apply to claims under representations and warranties made within fifteen months after closing (which period has ended), although there is no corresponding time limit for claims made based on breaches of covenants. Aurora has made no claims to date under this indemnity, and the Company believes that the estimated fair value of the remaining indemnification obligation is immaterial.

On February 10, 2004, Vertex entered into a Dealer Manager Agreement with UBS Securities LLC in connection with the exchange by the Company of approximately $153.1 million in principal amount of its 2011 Notes for an equal principal amount of its 2007 Notes. On September 13, 2004, the Company entered into a second Dealer Manager Agreement with UBS Securities in connection with the exchange of approximately $79.3 million in principal amount of 2011 Notes for approximately $79.3 million in principal amount of outstanding 2007 Notes. Each of the Dealer Manager Agreements requires the Company to indemnify UBS Securities against any loss UBS Securities may suffer by reason of the Company’s breach of representations and warranties relating to the exchanges of the convertible notes, the Company’s failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the materials provided to purchasers of the 2011 Notes, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the exchanges. The representations, warranties and covenants in the Dealer Manager Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification obligations is immaterial.

On June 7, 2005, the Company entered into a Purchase Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of the several underwriters named therein, relating to the public offering and sale of shares of the Company’s common stock. The purchase agreement requires the Company to indemnify the underwriters against any loss they may suffer by reason of the Company’s breach of representations and warranties relating to that public offering, the Company’s failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the prospectus used in connection with that offering, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the offering. The representations, warranties and covenants in the purchase agreement are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification obligations is immaterial.

8. Legal Proceedings

The Company is not a party to any material legal proceedings.

9. New Accounting Pronouncements

In December 2004, the FASB issued FASB Statement No. 123(R), “Share-Based Payments” (“FASB 123(R)”). FASB 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” FASB 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation over the employees’ service periods. Compensation cost is measured at the fair value of the award at the grant date and is adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date. The FASB has determined that the effective date of FASB 123(R) should be the first interim or annual reporting period that begins after June 15, 2005. Therefore, Vertex is required to comply with FASB 123(R) beginning January 1, 2006. The impact of adopting FASB No. 123(R) cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. However, had the Company adopted FASB No. 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS No. 123 as described in “Stock Based Compensation” under Note 2. The Company is currently evaluating the two prescribed transition methods for accounting for and reporting stock options, and will select one prior to the adoption of FASB 123(R).

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

Drug Discovery and Development

Discovery and development of a single new pharmaceutical product is a lengthy and resource-intensive process which may take 10 to 15 years or more. Throughout this entire process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations. This evaluation process is designed to generate information concerning efficacy, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a proposed drug candidate should be approved for marketing. The toxicity characteristics and profile of drug candidates at varying dose levels administered for varying periods of time are also continually monitored and evaluated during the nonclinical and clinical development process. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, and most drug candidates that do advance into formal development never become commercial products. A drug candidate’s failure to progress or advance may be the result of any one or more of a wide range of adverse experimental outcomes including, for example, the lack of acceptable absorption characteristics or other physical properties, lack of sufficient efficacy against the disease target, difficulties in developing a cost-effective manufacturing or formulation method, or the discovery of toxicities that are unacceptable for the disease indication being treated.

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

Business Strategy

We have elected to diversify our research and development activities across a relatively broad array of investment opportunities, due in part to the high risks associated with the biotechnology and pharmaceutical business. We focus our efforts both on programs that we expect to control throughout the development and commercialization process in North America, as well as on programs that we anticipate will be controlled principally by a collaborator. This strategy requires more significant financial resources than would be required if we took a more limited approach. Because we have incurred losses from our inception and expect to incur losses for the foreseeable future, we are dependent in large part on our continued ability to raise significant funding to finance our discovery and development operations, including overhead, and to meet our long-term contractual commitments and obligations. In the past, we have secured funds principally through capital market transactions, strategic collaborative agreements, proceeds from the disposition of assets, investment income and the issuance of stock under our employee benefit programs.

In June 2005, we completed a public equity offering and issued 13,512,500 shares of our common stock, resulting in net proceeds to us of $165.3 million. At June 30, 2005, we had approximately $446.6 million of cash, cash equivalents and available for sale securities, approximately $82.6 million in principal amount of 5% Convertible Subordinated Notes due 2007 (the “2007 Notes”) and approximately $232.4 million in principal amount of 5.75% Convertible Senior Subordinated Notes due 2011 (the “2011 Notes”). As part of our strategy for managing our capital structure, we have, from time to time, adjusted the amount and maturity of our debt obligations through new issues, privately negotiated transactions and market purchases, depending on market conditions and our perceived needs at the time. We expect to continue pursuit of a general financial strategy that may lead us to undertake one or more additional capital transactions, which may or may not be similar to transactions in which we have engaged in the past.

Clinical Development Programs

In the second quarter of 2005, we reported positive results from our Phase Ib clinical trial of VX-950, an oral inhibitor of hepatitis C virus (“HCV”) protease, for the treatment of HCV infection. In the study, patients treated with 750 mg of VX-950 every eight hours achieved a median reduction of HCV-RNA of 4.4 log10, equivalent to a 25,000-fold reduction in viral levels, at the end of 14 days of treatment. At the end of 14 days of treatment, 4 of 8 patients in the 750 mg dose group had HCV-RNA levels below the limit of quantitation in the quantitative Roche COBAS TaqMan® assay (<30 IU/mL). Also, we have completed the formal analysis of the safety data from the HCV-patient segment of the Phase Ib study, which showed that VX-950 was well tolerated. No safety concerns have been identified. We have made progress in the formulation of VX-950, and currently have a tablet formulation ready for use in our next Phase Ib study of VX-950, to be administered in combination with pegylated interferon, and for use in Phase II development.

Based on the results from the initial Phase Ib study of VX-950, we have revised our clinical development plans to increase our current investment in VX-950 product development. We believe that comprehensive investment in a broad Phase II clinical program for this drug candidate, together with accelerated development, manufacturing and formulation development, will reduce operational risk in the later stages of product development activity. This approach anticipates possible success in advancing VX-950 to product registration. However, VX-950 is in an early stage of clinical testing, and could fail to progress or advance due to a wide range of adverse experimental outcomes, placing our full investment in the compound at risk.

We currently also have a number of clinical trials underway with other compounds, including two studies with merimepodib for the treatment of hepatitis C virus infection: the METRO study, in which a total of 356 patients are receiving a triple combination of merimepodib, pegylated interferon and ribavirin; and a 28-day clinical virology study of merimepodib and ribavirin.    In the second quarter of 2005, we initiated a Phase II clinical study of VX-702, a p38 MAP kinase inhibitor, in rheumatoid arthritis (“RA”). We also completed enrollment in a Phase IIa study of VX-765, an oral ICE inhibitor, in psoriasis. In addition, our collaborator Merck currently is conducting three Phase I clinical studies of VX-680, a small molecule inhibitor of Aurora kinases, in cancer, and we expect that our collaborator GlaxoSmithKline plc will report preliminary results of a Phase IIa study with VX-385, an HIV protease inhibitor that has received fast track designation from the FDA, later this year. Accordingly, we are expecting clinical data from as many as six clinical programs by year-end:  VX-950 in HCV infection, merimepodib in HCV infection, VX-385 in HIV infection, VX-702 in RA, VX-765 in psoriasis and VX-680 in cancer. The value of each of these assets will be significantly driven by the information obtained from ongoing clinical trials. Accordingly, the results of these trials have the potential to significantly affect the Company’s future value.

Collaborative Revenue

Collaborations have been and will continue to be an important component of our business strategy. Based on the value that we believe we have built through research and development investments in certain of our drug discovery and development programs, and our perception of the level of interest in certain of our programs among some potential collaborators, we believe that we could enter into an additional collaborative agreement or agreements in the second half of 2005 that would be material to our business. Our business development priorities for the second half of 2005 include new collaborations to support development and commercialization of our drug candidates VX-409 (for the treatment of pain), VX-765 (currently in Phase II development for the treatment of psoriasis) and VX-692 (for the treatment of bacterial infection). We may also seek collaborators for our ion channels and other research programs. In future periods, we expect to identify collaborative development and commercialization opportunities for certain of our other drug candidates in order to continue their clinical advancement, as we maintain focus on controlling clinical development of particular drug candidates, including our HCV infection clinical candidates, in the United States.

Kendall Square Lease

We currently lease approximately 290,000 square feet of office and laboratory space in Kendall Square, Cambridge, Massachusetts (the “Kendall Square Lease”). In 2003, we decided not to occupy any of the facility subject to the Kendall Square Lease (the “Kendall Square Facility”). We have obtained subleases or sublease commitments subject to final approval for approximately 120,000 square feet of the Kendall Square Facility. Due to recent developments in our clinical pipeline, we updated our assessment of our real estate requirements and decided to occupy approximately 120,000 square feet of the Kendall Square Facility, which we expect to begin using early in 2006.

Our decision to occupy a portion of the Kendall Square Facility and further review of market conditions (to estimate the fair value of our liability under SFAS 146) resulted in a $1.7 million net credit to restructuring expense for the three months ended June 30, 2005. The net credit results from the adjustment of the portion of the restructuring accrual relating to the portion of the Kendall Square Facility that we expect to occupy, offset by (i) the estimated incremental net ongoing lease obligations for the rest of the Kendall Square Facility and (ii) imputed interest costs on the restructuring accrual. The restructuring accrual of $43.8 million at June 30, 2005 is related solely to the portion of the Kendall Square Facility that we still do not intend to occupy. This estimate represents our best judgment of the assumptions and estimates most appropriate in measuring the ongoing obligation. Our estimates of the restructuring accrual have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of our liability. Also, because our estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate will increase simply as a result of the passage of time, even if all other factors remain unchanged.

Financial Guidance

The key financial measures for which we have provided guidance in 2005 include:

•       Loss:  In July 2005, we revised our expected net loss upward from our previous guidance of a range of $125 million to $135 million, before certain charges and gains, to incorporate additional anticipated research and development expense due to our decision to increase our investment in the VX-950 development program. We now expect that the Company’s full-year 2005 loss, before certain charges and gains, will be in the range of $140 million to $150 million.

•       Revenue:  We expect that our total revenue in 2005 will be in the range of $150 million to $160 million.

•       Sales, General and Administrative (SG&A) Expense:  We expect SG&A expense to be in the range of $42 million to $46 million for 2005.

•       Research and Development (R&D) Expense:  We project that R&D expense will be in the range of $235 million to $245 million. In July 2005, we increased our estimate for R&D expense from a range of $225 million to $240 million, to include additional expense that we expect to incur as a result of accelerating development of VX-950.

•       Cash, Cash Equivalents and Available-for-Sale Securities:  We expect cash, cash equivalents and available-for-sale securities to be in excess of $380 million at the end of 2005.

The financial measures set forth above are forward looking and are subject to risks and uncertainties that could cause our actual results to vary materially, as referenced in the section entitled “Forward-Looking Statements,” which begins on page 24 of this Quarterly Report on Form 10-Q.

In this Quarterly Report on Form 10-Q, our guidance for the full-year 2005 net loss, which excludes any charges or gains, is a financial measure that is not in accordance with generally accepted accounting principles in the United States (“GAAP”). This non-GAAP financial measure is provided to enhance the reader’s overall understanding of our financial performance. By excluding certain non-cash charges and gains, our projected non-GAAP results provide information to both management and investors that is useful in assessing our core operating performance and in evaluating and comparing our results of operations on a consistent basis from period to period. This non-GAAP financial measure is also used by management to evaluate financial results and to plan and forecast future periods. The presentation of this additional information is not meant to be considered a substitute for the corresponding financial measure prepared in accordance with generally accepted accounting principles.

Liquidity and Capital Resources

We have incurred operating losses since our inception. Historically we have financed our operations principally through public stock offerings, private placements of our equity and debt securities, strategic collaborative agreements that include research and development funding, development milestones and royalties on the sales of products, proceeds from the disposition of assets of our Discovery Tools and Service business, which we sold in 2003, investment income and proceeds from the issuance of stock under our employee benefit programs.

At June 30, 2005, we had cash, cash equivalents and available-for-sale securities of $446.6 million, which is an increase of $54.3 million from $392.3 million at December 31, 2004. The increase reflects net proceeds of approximately $165.3 million from our public offering of common stock, which closed in June 2005, offset by cash used in operations of $108.7 million, including net cash payments of $12.2 million made in connection with the restructuring accrual and a $20.6 million reduction in deferred revenue. Expenditures for property and equipment during the six months ended June 30, 2005 were $7.4 million.

At June 30, 2005, the Company had approximately $232.4 million in principal amount of 2011 Notes and approximately $82.6 million in principal amount of 2007 Notes. The 2011 Notes are convertible, at the option of the holder, into common stock at a price equal to $14.94 per share, subject to adjustment under certain circumstances. The 2007 Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 per share, subject to adjustment under certain circumstances.

The actual amount and timing of the payment of the remaining restructuring liability of approximately $43.8 million related to our decision not to occupy a portion of the Kendall Square Facility is dependent upon the ultimate terms of any sublease(s) that we may ultimately enter into. We review our estimates underlying the restructuring accrual on at least a quarterly basis, and the accrual, and consequently any expected future payment, could change with any change in our estimates.

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

In the first quarter of 2005, we entered into a commitment to purchase $4.8 million of drug substance to be used for future clinical studies and formulation development. This obligation will be discharged in 2005. At June 30, 2005, approximately $4.2 million of this obligation was included in accounts payable, accrued expenses and other current liabilities on our condensed consolidated balance sheets. There have been no other significant changes to our commitments and obligations as reported in our 2004 Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 16, 2005.

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

As part of our strategy for managing our capital structure, we have from time to time adjusted the amount and maturity of our debt obligations through new debt issues, privately negotiated exchange transactions and market purchases, depending on market conditions and our perceived needs at the time. During the remainder of 2005, we expect to continue pursuing a general financial strategy that may lead us to undertake one or more additional capital transactions, which may or may not be similar to transactions in which we have engaged in the past.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

We believe that the application of our accounting policies for restructuring and other expense, revenue recognition, research and development expense and investments, all of which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. Our accounting polices, including the ones discussed below, are more fully described in Note B, “Accounting Policies”, to our consolidated financial statements included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 16, 2005.

Restructuring and Other Expense

We record liabilities associated with restructuring activities based on estimates of fair value in the period the liabilities are incurred, in accordance with SFAS 146. These estimates are reviewed and may be adjusted in subsequent periods. Adjustments are based, among other things, on management’s assessment of changes in factors underlying the estimates, the impact of which is measured using the credit-adjusted risk-free discount rate of approximately 10% applied in the period when we first incurred the liability.

In June 2003, we restructured our operations in preparation for increased investment in the clinical development and commercialization of our drug candidates. We designed the restructuring to rebalance our relative investment in research and development, to better support our long-term objective of becoming an integrated pharmaceutical company. The restructuring included a workforce reduction, write-offs of certain assets and a decision not to occupy the facility subject to the Kendall Square Lease. Due to developments in our clinical pipeline in the second quarter of 2005, we have revised our assessment of our future facilities requirements, and have decided to occupy approximately 120,000 square feet of the Kendall Square Facility in the future.

Our decision to occupy a portion of the Kendall Square Facility and further review of market conditions (to estimate the fair value of our liability under SFAS 146) resulted in a $1.7 million net credit to restructuring expense for the three months ended June 30, 2005. The net credit results from the adjustment of the portion of the restructuring accrual related to the portion of the Kendall Square Facility that we expect to occupy, offset by (i) a charge in the amount of the estimated incremental net ongoing lease obligations for the remainder of the Kendall Square Facility and (ii) imputed interest costs related to the restructuring accrual. The restructuring accrual of $43.8 million at June 30, 2005 is related solely to the portion of the Kendall Square Facility that we still do not intend to occupy. This estimate represents our best judgment of the assumptions and estimates most appropriate in measuring the ongoing obligation. Our estimates of this liability have changed in the past, and may change in the future, resulting in additional adjustments. Also, because our estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate will increase simply as a result of the passage of time, even if all other factors remain unchanged.

We are required to make significant judgments and assumptions when estimating the liability for our net ongoing obligations under the Kendall Square Lease for the portion of the Kendall Square Facility that we still do not intend to occupy. In accordance with SFAS 146, we use a probability-weighted discounted cash-flow analysis to calculate the amount of the liability. We applied a discount rate of approximately 10%. The probability-weighted discounted cash-flow analysis is based on management’s assumptions and estimates of our ongoing lease obligations, including contractual rental and build-out commitments, and income from sublease rentals, including estimates of sublease timing and sublease rental terms. We validate our estimates and assumptions through consultations with independent third parties having relevant expertise.

It is possible that our estimates and assumptions will change in the future, resulting in additional adjustments to the amount of the estimated liability, and the effect of any adjustments could be material. For example, we may be exposed to market variability at the end of the sublease terms resulting in a future adjustment to the accrual. This adjustment may increase or decrease our ongoing obligation and accrual related to the portion of the Kendall Square Facility that we do not intend to occupy. Our current estimates and assumptions include initial sublease terms of six to seven years. We will review our assumptions and judgments related to the potential lease restructuring on at least a quarterly basis, until the outcome is finalized, and make whatever modifications we believe are necessary, based on our best judgment, to reflect any changed circumstances.

Revenue Recognition

Our revenue recognition policies are in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) and for revenue arrangements entered into after June 30, 2003, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

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

We recognize revenue from non-refundable, up-front license fees and milestones, not specifically tied to a separate earnings process, ratably over the contracted or estimated period of performance. Changes in estimates could materially affect revenue in the remainder of the performance period. For example, if our estimate of the period of performance shortens or lengthens, the amount of revenue we recognize from non-refundable, up-front license fees and milestones could increase or decrease beginning in the period the change in estimate becomes known. Future related revenues would be adjusted accordingly. To date, changes to our estimates have not had a material impact on our financial position or results of operations. Research funding is recognized ratably over the period of effort, as earned. Milestones that are based on designated achievement points and that are considered at-risk and substantive at the inception of the collaboration agreement are recognized as earned when management considers the corresponding payment to be reasonably assured. We evaluate whether milestones are at-risk and substantive based on the contingent nature of the milestone, specifically reviewing factors such as the technological and commercial risk that must be overcome and the level of investment required.

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

Royalty revenue is recognized based upon actual and estimated net sales of licensed products in licensed territories, as provided by our collaborator GlaxoSmithKline, and is recognized in the period the sales occur. Differences between actual royalty revenues and estimated royalty revenues, which have not historically been significant, are reconciled and adjusted for in the quarter in which they become known.

Research and Development Costs

All research and development costs, including amounts funded by research and development collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, facilities costs, overhead costs, clinical trial costs, contract services and other outside costs. Accounting for clinical trial, contract services and other outside costs requires that we make estimates of the costs incurred in a given accounting period and record accruals at period-end, because the third party service periods and billing terms do not always coincide with our period-end. We base our estimates on our knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third party service contract, where applicable.

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

Results of Operations

Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004

Our net loss for the three months ended June 30, 2005 was $40,988,000, or $0.50 per basic and diluted common share, compared to net loss of $44,269,000, or $0.56 per basic and diluted common share, for the three months ended June 30, 2004. Included in the net loss for the quarter ended June 30, 2005 is a credit to restructuring expense of $1,743,000. Our net loss for the quarter ended June 30, 2004 includes restructuring expense of $1,837,000. Revenue increased during the three months ended June 30, 2005, but was offset by increased development expense related to our proprietary drug candidates.

Revenues

Total revenues increased $13,780,000 to $32,321,000, for the three months ended June 30, 2005, compared to $18,541,000 for the three months ended June 30, 2004. In the second quarter of 2005, revenue was comprised of $7,467,000 in royalties and $24,854,000 in collaborative research and development revenue, as compared with $4,011,000 in royalties and $14,530,000 in collaborative research and development revenue in the second quarter of 2004.

Royalties consist of Lexiva/Telzir (fosamprenavir calcium) and Agenerase (amprenavir) royalty revenue. Fosamprenavir calcium is marketed under the trade name Lexiva in the United States and Telzir in the European Union. Royalty revenue is based on actual and estimated worldwide net sales of Lexiva/Telzir and Agenerase. We began earning royalties on sales of Lexiva/Telzir in the United States in November 2003 and in the European Union in November 2004. Lexiva largely has replaced Agenerase in the United States market. We pay a royalty to a third party on sales of Agenerase and Lexiva/Telzir.

Collaborative research and development revenue increased $10,324,000, or 71%, for the three months ended June 30 2005, as compared with the same period in 2004. The increase in collaborative research and development revenue is primarily due to the execution of new collaboration agreements in mid-2004 and early 2005. The revenue recognized under these new collaborations was $9,175,000 in the second quarter of 2005.

We expect that collaborative research and development revenues will continue to be a significant source of our total revenue and we are seeking to enter into an additional collaboration agreement or agreements in the second half of 2005 that could be material to our business.

Costs and Expenses

Research and development expenses increased $11,907,000, or 25%, to $59,357,000 for the three months ended June 30, 2005 from $47,450,000 for the same period in 2004. The increase in research and development expenses was driven primarily by investment in our clinical development programs for VX-950 and VX-702. Development expenses accounted for 85%, or $10,095,000, of the aggregate increase in research and development expenses. During the second quarter of 2005, we concluded a Phase Ib study of VX-950 for the treatment of HCV infection, and continued a Phase IIb clinical study (called the “METRO” study) of merimepodib in combination with Pegasys® (peginterferon alfa-2a) and Copegus® (ribavirin) for the treatment of HCV infection. Our development activities in the second quarter of 2005 also included studies in the area of inflammatory and auto-immune diseases, including a Phase II clinical study of VX-765 for the treatment of psoriasis and the commencement of a Phase II study of VX-702 for the treatment of rheumatoid arthritis.

Research and development expenses consist primarily of salary and benefits, laboratory supplies, contractual services and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the three months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,
	2005	2004	$ Change	% Change
Research Expenses:
Salary and benefits	$10,066	$9,361	$705	8%
Laboratory supplies and other direct expenses	5,419	4,120	1,299	32%
Contractual services	1,750	2,118	(368)	(17)%
Infrastructure costs	12,577	12,401	176	1%
Total research expenses	$29,812	$28,000
Development Expenses:
Salary and benefits	$6,330	$5,013	$1,317	26%
Laboratory supplies and other direct expenses	2,763	1,755	1,008	57%
Contractual services	13,844	7,129	6,715	94%
Infrastructure costs	6,608	5,553	1,055	19%
Total development expenses	$29,545	$19,450
Total Research and Development Expenses:
Salary and benefits	$16,396	$14,374	$2,022	14%
Laboratory supplies and other direct expenses	8,182	5,875	2,307	39%
Contractual services	15,594	9,247	6,347	69%
Infrastructure costs	19,185	17,954	1,231	7%
Total research and development expenses	$59,357	$47,450

Our collaborators have agreed to fund portions of our research and development programs related to specific drug candidates. The following table details our collaborator- and Company-sponsored research and development expenses for the three months ended June 30, 2005 and 2004 (in thousands):

	For the Three Months Ended June 30, 2005			For the Three Months Ended June 30, 2004
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$16,976	$14,814	$31,790	$14,710	$3,920	$18,630
Company-sponsored	12,836	14,731	27,567	13,290	15,530	28,820
Total	$29,812	$29,545	$59,357	$28,000	$19,450	$47,450

The increase in the collaborator-sponsored expenses to $31,790,000 for the three months ended June 30, 2005 from $18,630,000 for the same period in 2004 is primarily due to the performance of collaboration agreements with Merck & Co. Inc., Mitsubishi Pharma Corporation and The Cystic Fibrosis Foundation Therapeutics Incorporated.

Sales, general and administrative expenses increased slightly to $10,814,000 for the three months ended June 30, 2005, compared to $10,160,000 for the same period in 2004.

Restructuring credit for the three months ended June 30, 2005 was $1,743,000, compared to a restructuring expense for the three months ended June 30, 2004 of $1,837,000. The credit of $1,743,000 results from an adjustment of the portion of the restructuring relating to the portion of the Kendall Square Facility that we expect to occupy, offset by (i) a charge in the amount of the estimated incremental net ongoing lease obligation associated with the portion of the Kendall Square Facility that the Company still does not intend to occupy and (ii) imputed interest costs relating to the restructuring liability.

The activity related to the restructuring and other expense for the three months ended June 30, 2005 is as follows (in thousands):

				Portion of Facility
		Cash	Cash received	Vertex expects
	Accrual as of	Payment,	from sublease,	to occupy,	Charge,	Accrual as
	March 31,	second quarter	second quarter	second quarter	second quarter	of June 30,
	2005	2005	2005	2005	2005	2005
Lease restructuring expense	$52,305	$(7,242)	$493	$(10,018)	$8,275	$43,813

There was restructuring expense of $1,837,000 for the three months ended June 30, 2004, which relates to the estimated incremental net ongoing lease obligations associated with the real estate lease as well as the imputed interest costs relating to the restructuring accrual.

The activity related to the restructuring expense for the three months ended June 30, 2004 is as follows (in thousands):

	Accrual as of	Cash payments,	Charge,	Accrual as of
	March 31,	second quarter	second quarter	June 30,
	2004	2004	2004	2004
Lease restructuring expense	$59,936	$(5,072)	$1,837	$56,701

Interest income decreased $299,000, or 12%, to $2,247,000 for the three months ended June 30, 2005 from $2,546,000 for the three months ended June 30, 2004. The decrease is a result of a lower average balance of funds invested and lower portfolio yields.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Net Loss

Our net loss for the six months ended June 30, 2005 was $85,708,000, or $1.06 per basic and diluted common share, compared to net loss of $84,707,000, or $1.08 per basic and diluted common share, for the six months ended June 30, 2004. Included in the net loss for the six months ended June 30, 2005 is restructuring expense of $171,000. Our net loss for the six months ended June 30, 2004 includes restructuring expense of $3,655,000, and a charge for retirement of certain 2007 Notes of $2,453,000.

Revenues

Total revenues increased by $24,873,000 to $60,927,000 for the six months ended June 30, 2005, compared to $36,054,000 for the six months ended June 30, 2004. In the first six months of 2005, revenue was comprised of $13,620,000 in royalties and $47,307,000 in collaborative research and development revenue, as compared with $6,593,000 in royalties and $29,461,000 in collaborative research and development revenue in the first six months of 2004.

Collaborative research and development revenue increased $17,846,000, or 61%, for the six months ended June 30, 2005 as compared with the same period in 2004. The increase in collaborative research and development revenue is primarily due to the execution of new collaboration agreements in mid-2004 and early 2005. The revenue recognized under these new collaborations was $18,036,000 for the six months ended June 30, 2005.

Costs and Expenses

Research and development expenses increased $27,667,000, or 31%, to $116,792,000 for the six months ended June 30, 2005 from $89,125,000 for the same period in 2004. Development expenses accounted for 80%, or $22,265,000, of the total increase in research and development expenses.

Research and development expenses consist primarily of salary and benefits, laboratory supplies, contractual services and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the six months ended June 30, 2005 and 2004 (in thousands):

	Six Months ended June 30,
	2005	2004	$ Change	% Change
Research Expenses:
Salary and benefits	$20,143	$18,576	$1,567	8%
Laboratory supplies and other direct expenses	11,012	7,965	3,047	38%
Contractual services	3,511	3,609	(98)	(3)%
Infrastructure costs	25,148	24,262	886	4%
Total research expenses	$59,814	$54,412
Development Expenses:
Salary and benefits	$12,589	$9,402	3,187	34.5%
Laboratory supplies and other direct expenses	4,829	3,152	1,677	53%
Contractual services	26,743	11,349	15,394	136%
Infrastructure costs	12,817	10,810	2,007	19%
Total development expenses	$56,978	$34,713
Total Research and Development Expenses:
Salary and benefits	$32,732	$27,978	4,754	17%
Laboratory supplies and other direct expenses	15,841	11,117	4,724	42%
Contractual services	30,254	14,958	15,296	102%
Infrastructure costs	37,965	35,072	2,893	8%
Total research and development expenses	$116,792	$89,125

Our collaborators have agreed to fund portions of our research and development programs related to specific drug candidates. The following table details our collaborator- and Company-sponsored research and development expenses for 2005 and 2004 (in thousands):

	For the Six Months Ended June 30, 2005			For the Six Months Ended June 30, 2004
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$33,428	$26,431	$59,858	$29,664	$6,839	$36,503
Company-sponsored	26,386	30,547	56,934	24,748	27,874	52,622
Total	$59,814	$56,978	$116,792	$54,412	$34,713	$89,125

The increase in the collaborator-sponsored expenses to $59,858,000 for the six months ended June 30, 2005 from $36,503,000 for the same period in 2004 is primarily due to the performance of collaboration agreements with Merck & Co. Inc., Mitsubishi Pharma Corporation and The Cystic Fibrosis Foundation Therapeutics Incorporated.

Sales, general and administrative expenses increased slightly to $20,441,000 for the six months ended June 30, 2005, compared to $19,882,000 for the same period in 2004.

Restructuring expense for the six months ended June 30, 2005 was $171,000, compared to $3,655,000 for the six months ended June 30, 2004.

The activity related to the restructuring and other expense for the six months ended June 30, 2005 is as follows (in thousands):

Portion of
		Cash	Cash received	facility Vertex expects
		Payments,	from sublease,	to occupy,	Charge.
		six months	six months	six months	six months
	Accrual as of	ended	ended	ended	ended	Accrual as of
	December 31,	June 30,	June 30,	June 30,	June 30,	June 30,
	2004	2005	2005	2005	2005	2005
Lease restructuring expense	$55,843	$(13,017)	$816	$(10,018)	$10,189	$43,813

The activity related to the restructuring and other expense for the six months ended June 30, 2004 is as follows (in thousands):

		Cash
		payments,	Charge,
		six months	six months
	Accrual as of	ended	ended	Accrual as of
	December 31,	June 30,	June 30,	June 30,
	2003	2004	2004	2004
Lease restructuring expense and other operating lease expense	$69,526	$(16,480)	$3,655	$56,701

Interest income decreased $970,000, or 18%, to $4,566,000 for the six months ended June 30, 2005 from $5,536,000 for the six months ended June 30, 2004. The decrease is a result of a lower average balance of funds invested and lower portfolio yields.

Forward-Looking Statements

This report contains forward-looking statements about our business, including our expectation that (i) we are positioned to commercialize multiple products in the coming years; (ii) future development candidates may include therapeutics for the treatment of a wide variety of diseases and conditions; (iii) we will focus our efforts both on programs that we expect to control throughout the development and commercialization process in North America, as well as on programs that we anticipate will be controlled principally by a collaborator; (iv) we will continue pursuit of a general financing strategy that may lead us to undertake one or more additional capital transactions; (v) we will continue to make significant investments in our pipeline; (vi) we will increase our investment in VX-950; (vii) we and our collaborators will advance clinical trials on a number of our development stage drug candidates, including merimepodib, VX-950, VX-702, VX-765, VX-385 and VX-680, and we will receive clinical trial data from as many as six clinical trials during the second half of 2005; (viii) our collaborator, GlaxoSmithKline plc, will report preliminary results of a Phase IIa study with VX-385 later this year; (ix) we will incur losses on a quarterly and annual basis for the foreseeable future; (x) our financial results for 2005 will be as set forth in this Quarterly Report on 10-Q; (xi) we will occupy approximately 120,000 square feet of the Kendall Square Facility in the future; (xii) our net liability under the Kendall Square Lease will be as we have estimated; and (xiii) we will enter into a new collaboration agreement or agreements that would be material to our business.

While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, our inability to further identify, develop and achieve commercial success for new products and technologies; the possibility of delays in the research and development necessary to select drug development candidates; the possibility of delays in the commencement or completion of clinical trials; the risk that clinical activities planned for 2005 may not commence as scheduled; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon existing and new pharmaceutical and biotechnology collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations on satisfactory terms, if at all; the development of competing systems; our ability to protect our proprietary technologies; patent-infringement claims; risks of new, changing and competitive technologies; and the risk that there may be changing and new regulations in the U.S. and internationally Please see the “Risk Factors” appearing in Item 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005, for more details regarding these and other risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were effective. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 4.                        Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 11, 2005.

The shareholders elected Roger W. Brimblecombe, Ph.D, Stuart J. M. Collinson, Ph.D and Matthew W. Emmens to the class of directors whose term expires in 2008. The tabulation of votes with respect to the election of such directors is as follows:

	Total Votes For:	Total Votes Withheld:
Roger W. Brimblecombe, Ph.D.	64,481,888	5,337,720
Stuart J. M. Collinson, Ph.D.	66,707,168	3,112,440
Matthew W. Emmens	68,781,308	1,038,300

In addition, the shareholders approved an amendment to the Company’s By-laws that increased the size of the Board of Directors from a maximum of nine directors to a maximum of eleven directors. The tabulation of votes with respect to this proposal is as follows:

	Total Votes For:	Total Votes Against:	Total Votes Abstaining:
Amendment to By-laws.	64,951,787	4,690,046	64,317

As of the date of this Quarterly Report on Form 10-Q, our Board of Directors consists of Joshua S. Boger, Eric K. Brandt, Roger W. Brimblecombe, Stuart J.M. Collinson, Eugene H. Cordes, Matthew W. Emmens, Bruce I. Sachs, Charles A. Sanders, Eve E. Slater and Elaine S. Ullian.

Item 6.                        Exhibits

Exhibit No.	Description
3.1	Amended and Restated By-laws of Vertex Pharmaceuticals Incorporated
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2005	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH
Ian F. Smith
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated By-laws of Vertex Pharmaceuticals Incorporated
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.