Form 10-Q
period 2005-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2005-11-09
CIK 875320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	99,126,621
Class	Outstanding at November 7, 2005

Vertex Pharmaceuticals Incorporated
Form 10-Q
For the Quarter Ended September 30, 2005
Table of Contents

Part I. Financial Information

Item 1.        Condensed Consolidated Financial Statements

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share data)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$101,619	$55,006
Marketable securities, available for sale	297,546	337,314
Accounts receivable	20,764	11,891
Prepaid expenses	4,405	2,501
Total current assets	424,334	406,712
Restricted cash	46,607	49,847
Property and equipment, net	56,127	64,225
Investments	18,863	18,863
Other assets	4,644	5,806
Total assets	$550,575	$545,453
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,460	$6,660
Accrued expenses and other current liabilities	38,713	32,951
Accrued interest	1,827	5,862
Deferred revenue	32,511	47,741
Accrued restructuring expense	39,324	55,843
Other obligations	2,975	4,688
Total current liabilities	121,810	153,745
Collaborator development loan	19,997	19,997
Other obligations, excluding current portions	—	2,925
Deferred revenue, excluding current portion	906	18,345
Convertible subordinated notes (due September 2007)	42,102	82,552
Convertible senior subordinated notes (due February 2011)	232,448	232,448
Total liabilities	417,263	510,012
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2005 and December 31, 2004, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 98,880,651 and 80,764,904 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	989	807
Additional paid-in capital	1,101,174	833,832
Deferred compensation, net	(14,684)	(11,657)
Accumulated other comprehensive loss	(2,714)	(1,374)
Accumulated deficit	(951,453)	(786,167)
Total stockholders’ equity	133,312	35,441
Total liabilities and stockholders’ equity	$550,575	$545,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Royalties	$9,466	$4,403	$23,086	$10,996
Collaborative and other research and development revenues	26,741	22,425	74,048	51,886
Total revenues	36,207	26,828	97,134	62,882
Costs and expenses:
Royalty payments	2,796	1,466	7,315	3,640
Research and development	63,590	48,790	180,382	137,915
Sales, general and administrative	10,738	10,600	31,179	30,482
Restructuring expense	1,565	1,561	1,736	5,216
Total costs and expenses	78,689	62,417	220,612	177,253
Loss from operations	(42,482)	(35,589)	(123,478)	(114,371)
Interest income	3,733	2,445	8,299	7,981
Interest expense	(4,505)	(4,634)	(13,783)	(13,642)
Charge for exchange of 2007 convertible subordinated notes	(36,324)	—	(36,324)	—
Charge for retirement of 2007 convertible subordinated notes	—	(993)	—	(3,446)
Net loss	$(79,578)	$(38,771)	$(165,286)	$(123,478)
Basic and diluted net loss per common share	$(0.84)	$(0.49)	$(1.93)	$(1.57)
Basic and diluted weighted average number of common shares outstanding	94,590	78,742	85,462	78,403

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(165,286)	$(123,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,400	21,617
Non-cash based compensation expense	5,277	3,000
Realized loss/(gain) on marketable securities	53	(379)
Write-off of property and equipment	302	—
Charge for exchange of a portion of 2007 convertible subordinated notes	36,324	—
Charge for retirement of a portion of 2007 convertible subordinated notes	—	3,446
Changes in operating assets and liabilities:
Accounts receivable	(8,873)	(1,156)
Prepaid expenses	(1,904)	(2,607)
Accounts payable	(200)	(2,802)
Accrued expenses and other liabilities	1,124	(2,965)
Accrued restructuring expense	(16,519)	(19,403)
Accrued interest	(3,080)	(2,966)
Deferred revenue	(32,669)	9,175
Net cash used in operating activities	(165,051)	(118,518)
Cash flows from investing activities:
Purchase of marketable securities	(149,106)	(132,010)
Sales and maturities of marketable securities	187,964	232,812
Expenditures for property and equipment	(11,817)	(8,691)
Restricted cash	3,240	(22,355)
Investments and other assets	51	(219)
Net cash provided by investing activities	30,332	69,537
Cash flows from financing activities:
Issuances of common stock from employee benefit plans, net	16,474	5,181
Issuances of common stock from stock offering, net	165,386	—
Principal payments on notes payable, capital lease and other obligations	—	(100)
Issuance costs related to convertible senior subordinated notes (due February 2011)	(45)	(4,722)
Repayments of collaborator loan	—	(12,463)
Net cash provided by (used in) financing activities	181,815	(12,104)
Effect of changes in exchange rates on cash	(483)	(37)
Net increase(decrease) in cash and cash equivalents	46,613	(61,122)
Cash and cash equivalents—beginning of period	55,006	98,159
Cash and cash equivalents—end of period	$101,619	$37,037
Supplemental disclosure of cash flow information:
Cash paid for interest	$16,077	$15,607

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all adjustments (including normal recurring accruals) necessary for a fair statement of the financial position and results of operations for the interim periods ended September 30, 2005 and 2004.

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

2.   Accounting Policies

Basic and Diluted Net Loss per Common Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then presumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes, and the vesting of unvested restricted shares of common stock. Common equivalent shares have not been included in the net loss per share calculations because their effect would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following (in thousands, except per share amounts):

	At September 30,
	2005	2004
Stock options	15,792	15,795
Weighted-average exercise price, per share	$22.33	$22.98
Convertible notes	16,015	16,454
Weighted-average conversion price, per share	$17.14	$19.15
Unvested restricted shares	1,717	1,288

Stock-Based Compensation

In accordance with Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, the Company has adopted the disclosure-only provisions of Statements of Financial Accounting Standards No. 123, “Accounting for Stock-Based

Compensation” (“SFAS 123”) and also applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for all stock awards granted to employees. Under APB 25, provided that other criteria are met, when the exercise price of stock options or the issue price of restricted shares granted to employees equals the market price of the common stock on the date of the grant, no compensation cost is recognized. When the exercise price of stock options or the issue price of restricted shares granted to employees is less than the market price of the common stock on the date of grant, compensation costs are expensed over the vesting period of the grants. Subsequent changes to option terms also can give rise to compensation costs. For stock options granted to non-employees, the Company recognizes compensation costs in accordance with the requirements of SFAS 123, which requires that companies recognize compensation expense for grants of stock, stock options and other equity instruments based on fair value.

At September 30, 2005, the Company had one Employee Stock Purchase Plan (“ESPP”) and three stock-based employee compensation plans: the 1991 Stock Option Plan, the 1994 Stock and Option Plan and the 1996 Stock and Option Plan (collectively, the “Plans”). All options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

At September 30, 2005 and 2004, the Company had approximately 1,717,023 and 1,287,808 restricted shares unvested and outstanding, respectively. During the three and nine months ended September 30, 2005, the Company issued approximately 129,133 and 464,955 shares of restricted stock, net of cancellations, respectively, to employees, not including 30,875 shares cancelled in accordance with an officer’s severance agreement during the nine months ended September 30, 2005. During the three and nine months ended September 30, 2004, the Company issued approximately 31,374 and 1,163,327 shares of restricted stock, net of cancellations, respectively, to employees, including a one-time grant to senior managers and executives in May 2004.

The price per share of restricted stock granted to employees is equal to $0.01, the par value of the Company’s common stock. In general, restricted share awards vest over four years in four equal annual installments, although different vesting schedules are sometimes applied. The Company has recorded deferred compensation, net of cancellations, of approximately $2,545,000 and $6,009,000 for restricted shares issued during the three and nine months ended September 30, 2005, respectively. During the three and nine months ended September 30, 2004, the Company recorded deferred compensation, net of cancellations, of approximately $309,000 and $10,658,000, respectively, for restricted shares issued during these periods.

The Company recorded compensation expense related to restricted stock of approximately $915,000 and $2,982,000 for the three and nine months ended September 30, 2005, respectively. During the three and nine months ended September 30, 2004, the Company recorded compensation expense related to restricted stock of approximately $539,000 and $1,015,000, respectively. The compensation expense of $2,982,000 recorded for the nine months ended September 30, 2005 consisted of approximately $479,000 of expense related to the accelerated vesting of restricted stock awards in accordance with an officer’s severance agreement, and approximately $2,503,000 related to restricted shares outstanding during the period.

The following table illustrates the effect on net loss and net loss per common share if the fair value recognition provisions of SFAS 123 had been applied to the Company’s stock-based employee compensation. Employee stock-based compensation expense is amortized on a straight-line basis, since the Company’s valuation of options subject to SFAS 123 assumes a single weighted-average expected life for each award. Included in employee stock-based compensation expense for the nine months ended September 30, 2005 is expense related to the modification of certain stock awards in accordance with an officer’s severance agreement.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net loss attributable to common shareholders, as reported	$(79,578)	$(38,771)	$(165,286)	$(123,478)
Add: Employee stock-based compensation expense included in net loss	915	539	3,075	1,015
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(8,680)	(9,657)	(29,964)	(29,786)
Pro forma net loss	$(87,343)	$(47,889)	$(192,175)	$(152,249)
Basic and diluted net loss per common share, as reported	$(0.84)	$(0.49)	$(1.93)	$(1.57)
Basic and diluted net loss per common share, pro forma	$(0.92)	$(0.61)	$(2.25)	$(1.94)

Research and Development

All research and development costs, including amounts funded by research collaborators, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits; laboratory supplies; contract services, including clinical trial costs; and infrastructure costs, including facilities costs and depreciation. The Company’s collaborators have agreed to fund portions of the Company’s research and development programs related to specific research targets and drug candidates, including, in 2005, VX-950, VX-702, kinases and certain cystic fibrosis research targets, and in 2004, VX-950, kinases, caspase inhibitors, and certain cystic fibrosis research targets. The following table details the collaborator- and Company-sponsored research and development expenses for the three months ended September 30, 2005 and 2004 (in thousands):

	For the Three Months Ended September 30, 2005			For the Three Months Ended September 30, 2004
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$16,777	$20,106	$36,883	$14,249	$3,915	$18,164
Company-sponsored	12,887	13,820	26,707	14,116	16,510	30,626
Total	$29,664	$33,926	$63,590	$28,365	$20,425	$48,790

The following table details the collaborator- and Company-sponsored research and development expenses for the nine months ended September 30, 2005 and 2004 (in thousands):

	For the Nine Months Ended September 30, 2005			For the Nine Months Ended September 30, 2004
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$50,204	$46,537	$96,741	$43,913	$10,754	$54,667
Company-sponsored	39,274	44,367	83,641	38,864	44,384	83,248
Total	$89,478	$90,904	$180,382	$82,777	$55,138	$137,915

Restructuring Expense

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

Stock Offering Costs

Expenses incurred in connection with common stock issuances are recorded as an offset to additional paid-in capital on the condensed consolidated balance sheets. These expenses consist of underwriters’ discounts and commissions and related offering expenses.

3.   Comprehensive Loss

For the three and nine months ended September 30, 2005 and 2004, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(79,578)	$(38,771)	$(165,286)	$(123,478)
Changes in other comprehensive income/(loss):
Unrealized holding gains (losses) on marketable securities	(719)	835	(857)	(3,191)
Foreign currency translation adjustment	(149)	(28)	(483)	(37)
Total change in other comprehensive income/(loss)	(868)	807	(1,340)	(3,228)
Total comprehensive loss	$(80,446)	$(37,964)	$(166,626)	$(126,706)

4.   Restructuring Expense

On June 10, 2003, Vertex adopted a plan to restructure its operations to coincide with its increasing internal emphasis on advancing drug candidates through clinical development to commercialization. The restructuring was designed to re-balance the Company’s relative investments in research and development, to better support the Company’s long-term objective of becoming a profitable pharmaceutical company. The restructuring plan included a workforce reduction, write-offs of certain assets and a decision not to occupy approximately 290,000 square feet of specialized laboratory and office space in Cambridge, Massachusetts under lease to Vertex (the “Kendall Square Lease”). The Kendall Square Lease commenced in January 2003 and has a 15-year term. Based on developments in the Company’s clinical pipeline in the second quarter of 2005, the Company revised its assessment of its real estate requirements. The Company now expects to occupy approximately 120,000 square feet of the facility subject to the Kendall Square lease (the “Kendall Square Facility”) in the future. The Company has sublease arrangements in place or commitments, subject to final approvals, to enter into sublease agreements for the remaining rentable square footage of the Kendall Square Facility.

For the nine months ended September 30, 2005 the Company recorded net restructuring expense of $1.7 million. This net expense includes a $10.0 million credit to the restructuring accrual related to the portion of the Kendall Square Facility that Vertex now expects to occupy, which is offset by (i) the estimated incremental net ongoing lease obligations associated with the portion of the Kendall Square Facility that the Company does not intend to occupy and (ii) imputed interest costs relating to the restructuring accrual.

For the three months ended September 30, 2005, the Company recorded approximately $1.6 million of additional restructuring expense, which was primarily attributable to the imputed interest cost relating to the restructuring accrual.

The activity related to the restructuring accrual and related expense for the three months ended September 30, 2005 is as follows (in thousands):

		Cash
		Payments,	Cash received	Charge,
	Accrual as of	third	from subleases,	third	Accrual as of
	June 30,	quarter	third quarter	quarter	September 30,
	2005	2005	2005	2005	2005
Lease restructuring expense	$43,813	$(6,645)	$591	$1,565	$39,324

The activity related to the restructuring accrual and related expense for the nine months ended September 30, 2005 is as follows (in thousands):

Credit for
portion of
facility
		Cash	Cash received	Vertex expects
		Payments,	from subleases,	to occupy,	Charge,
		nine months	nine months	nine months	nine months
	Accrual as of	ended	ended	ended	ended	Accrual as of
	December 31,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2005	2005	2005	2005	2005
Lease restructuring expense	$55,843	$(19,662)	$1,407	$(10,018)	$11,754	$39,324

During the three and nine months ended September 30, 2004, the Company recorded $1.6 million and $5.2 million, respectively, of additional restructuring expense, which was primarily attributable to the imputed interest cost relating to the restructuring accrual.

The activity related to the restructuring accrual and related expense for the three months ended September 30, 2004 is as follows (in thousands):

		Cash
	Accrual as of	payments,	Charge,	Accrual as of
	June 30,	third quarter	third quarter	Sept. 30,
	2004	2004	2004	2004
Lease restructuring expense and other operating lease expense	$56,701	$(8,139)	$1,561	$50,123

The activity related to the restructuring accrual and related expense for the nine months ended September 30, 2004 is as follows (in thousands):

	Accrual as of December 31, 2003	Cash payments, nine months ended Sept. 30, 2004	Charge, nine months ended Sept. 30, 2004	Accrual as of Sept. 30, 2004
Lease restructuring expense and other operating lease expense	$69,526	$(24,619)	$5,216	$50,123

In accordance with SFAS 146, the Company’s initial estimate of its liability for its net ongoing costs associated with the Kendall Square Lease obligation was recorded in the second quarter of 2003 at fair value. The restructuring accrual will continue to be estimated in accordance with SFAS 146, but will relate only to the portion of the building that the Company still does not intend to occupy. The lease obligations associated with the portion of the Kendall Square Facility that the Company expects to occupy are recorded as rental expense in the period incurred. The Company reviews its assumptions and estimates quarterly and updates its estimates of this liability as changes in circumstances require. As prescribed by SFAS 146, the expense and liability recorded is calculated using probability-weighted discounted cash-flows of the Company’s estimated ongoing lease obligations, including contractual rental and build-out commitments, net of estimated sublease rentals, offset by related sublease costs.

In estimating the expense and liability under its Kendall Square Lease obligation, the Company estimated the costs that would be incurred to satisfy its build-out commitments under the lease, the time necessary to sublease the space, the projected sublease rental rates and the anticipated durations of subleases. The Company validates its estimates and assumptions through consultations with independent third parties having relevant expertise. The Company used a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows. The Company will review its estimates and assumptions on at least a quarterly basis, until the termination of the Kendall Square Lease, and will make whatever modifications management believes necessary, based on the Company’s best judgment, to reflect any changed circumstances. The Company’s estimates have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of liability, and the effect of any such adjustments could be material. Because the Company’s estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate of the liability will increase each quarter simply as a result of the passage of time. Changes to the Company’s estimate of the liability are recorded as additional restructuring expense or credit.

5.   Convertible Subordinated Notes

On February 13, 2004, the Company issued approximately $153.1 million in aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011 (the “February 2011 Notes”) in exchange for an equal principal amount of its outstanding 5% Convertible Subordinated Notes due in September 2007 (the “2007 Notes”). On September 17, 2004, the Company issued approximately $79.3 million in aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011 (the “September 2011 Notes”) in exchange for an equal principal amount of its 2007 Notes. The terms of the September 2011 Notes are identical to those of the February 2011 Notes (the February 2011 Notes and the September 2011 Notes are referred to together as the “2011 Notes”).

The 2011 Notes are convertible, at the option of the holder, into common stock at a price equal to $14.94 per share, subject to adjustment under certain circumstances. The 2011 Notes bear interest at the rate of 5.75% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2011 Notes on February 15 and August 15 of each year. On or after February 15, 2007, the Company may redeem the 2011 Notes at a redemption price equal to the principal amount plus accrued and unpaid interest, if any. The deferred issuance costs associated with the issuance of the 2011 Notes, which are classified as long-term other assets, were approximately $3.0 million for the February 2011 Notes and $1.9 million for the September 2011 Notes.

The 2007 Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 per share, subject to adjustment under certain circumstances. The 2007 Notes bear interest at the rate of 5% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2007 Notes on March 19 and September 19 of each year. The 2007 Notes are redeemable by the Company at any time at specific redemption prices if the closing price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days. The deferred issuance costs associated with the original sale of the 2007 Notes were $9.3 million.

As a result of the exchanges of the 2007 Notes for 2011 Notes, the Company recorded a charge on the retirement of $153.1 million in aggregate principal amount of the 2007 Notes in February 2004 in the amount of $2.5 million, and a charge on the retirement of $79.3 million in aggregate principal amount of the 2007 Notes in September 2004 in the amount of $1.0 million. These charges represent that portion of the unamortized deferred issuance costs applicable to the amount of 2007 Notes retired. For the three and nine months ended September 30, 2005, $0.3 million and $0.8 million, respectively, were amortized to interest expense for the issuance costs of the remaining 2007 Notes and the 2011 Notes. For the three and nine months ended September 30, 2004, $0.3 million and $1.0 million, respectively, were amortized to interest expense for the issuance costs of the 2007 Notes and the 2011 Notes.

On September 9, 2005, the Company issued approximately 2,500,000 shares of common stock to certain holders of 2007 Notes in exchange for approximately $40.5 million principal amount of those notes, plus an amount equal to accrued interest. As a result of the exchange, the Company incurred a non-cash charge of $36.3 million. This charge is related to the incremental shares issued in the transaction over the number that would have been issued upon conversion of the 2007 Notes under their original terms, at the original conversion price of $92.26 per share. The following items related to the exchange were recorded as an offset to additional paid-in capital on the condensed consolidated balance sheets: accrued interest of approximately $955,000, remaining unamortized issuance costs of the exchanged 2007 Notes of approximately $341,000, and $29,000 of issuance costs of the common stock. At September 30, 2005, there was approximately $42.1 million in aggregate principal amount of the 2007 Notes and approximately $232.4 million in aggregate principal amount of the 2011 Notes outstanding.

6.   Equity Offering

In June 2005, the Company completed a public offering of 13,512,500 shares of common stock at a price of $13.00 per share, resulting in gross proceeds to the Company of approximately $175.7 million. The Company incurred offering costs of approximately $10.3 million associated with this offering, which were recorded as an offset to additional paid-in-capital on the condensed consolidated balance sheets, resulting in net proceeds to the Company of approximately $165.4 million.

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

9.   New Accounting Pronouncements

In December 2004, the Financial Accouting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payments” (“FASB 123(R)”). FASB 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” FASB 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation over the employees’ service periods. Compensation cost is measured at the fair value of the award at the grant date and is adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date. The FASB has determined that the effective date of FASB 123(R) should be the first interim or annual reporting period that begins after June 15, 2005. Therefore, Vertex is required to comply with FASB 123(R) beginning January 1, 2006. The impact of adopting FASB 123(R) cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. However, had the Company adopted FASB 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in “Stock Based Compensation” under Note 2. The Company is currently evaluating the transition methods and option valuation methods for accounting for and reporting stock options in preparation for the adoption of FASB 123(R).

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biotechnology company in the business of discovering, developing, and commercializing small molecule drugs for serious diseases, including HIV infection, chronic hepatitis C virus (“HCV”) infection, inflammatory and autoimmune disorders, cancer, and pain. We earn a royalty on sales of Lexiva®/Telzir®, a Vertex-discovered product for the treatment of HIV infection, and co-promote this product in collaboration with GlaxoSmithKline plc. Our drug candidate pipeline is principally focused, at present, on the development and commercialization of new treatments for viral diseases, inflammatory and autoimmune diseases, and cancer. We have built a drug discovery capability that integrates biology, chemistry, biophysics, automation and information technologies, with a goal of making the drug discovery process more efficient and productive.

Drug Discovery and Development

Discovery and development of a single new pharmaceutical product is a lengthy and resource-intensive process, which may take ten to fifteen years or more. Throughout this process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations. This evaluation process is designed to generate information concerning efficacy, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a proposed drug candidate should be approved for marketing. The toxicity characteristics and profile of drug candidates at varying dose levels administered for varying periods of time are also monitored continually and evaluated during the non-clinical and clinical development process. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, and most drug candidates that do advance into formal development never become commercial products. A drug candidate’s failure to progress or advance may be the result of any one or more of a wide range of adverse experimental outcomes including, for example, the lack of acceptable absorption characteristics or other physical properties, lack of sufficient efficacy against the disease target, difficulties in developing a cost-effective manufacturing or formulation method, or the discovery of toxicities that are unacceptable for the disease indication being treated.

We have a variety of drug candidates in clinical development and a broad-based drug discovery effort. Given the uncertainties of the research and development process, it is not possible to predict with confidence which, if any, of these efforts will result in a marketable pharmaceutical product. We constantly monitor the results of our discovery research and our non-clinical and clinical trials and regularly evaluate our portfolio investments with the objective of balancing risk and potential return in light of new data and scientific, business and commercial insights. This process can result in relatively abrupt changes in focus and priority as new information becomes available and we gain additional insights into ongoing programs and potential new programs.

Business Strategy

We have elected to diversify our research and development activities across a relatively broad array of investment opportunities, due in part to the high risks associated with the biotechnology and pharmaceutical business. We focus our efforts on programs that we expect to control throughout the development and commercialization process in North America, as well as on programs that we anticipate will be controlled principally by a collaborator. This strategy requires more significant financial resources than would be required if we took a more limited approach. Because we have incurred losses from our inception and expect to incur losses for the foreseeable future, we are dependent on our continued ability to raise significant funding to finance our discovery and development operations, including overhead, and to meet our long-term contractual commitments and obligations. In the past, we have secured funds principally through capital market transactions, strategic collaborative agreements, proceeds from the disposition of assets, investment income and the issuance of common stock under our employee benefit programs.

On September 9, 2005, we issued approximately 2.5 million shares of common stock to certain holders of our 5% Convertible Subordinated Notes due 2007 (the “2007 Notes”) in exchange for approximately $40.5 million in aggregate principal amount of those notes, plus an amount equal to accrued interest. At September 30, 2005, we had approximately $399.2 million of cash, cash equivalents and available for sale securities, approximately $42.1 million in aggregate principal amount of 2007 Notes and approximately $232.4 million in aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due 2011 (the “2011 Notes”). As part of our strategy for managing our capital structure, we have, from time to time, adjusted the amount and maturity of our debt obligations through new issues, privately negotiated transactions and market purchases. We expect to continue pursuit of a general financial strategy that may lead us to undertake one or more additional capital transactions, which may or may not be similar to transactions in which we have engaged in the past.

Clinical Development Programs

In the second quarter of 2005, we reported positive results from our Phase Ib clinical trial of VX-950, an oral inhibitor of HCV protease, for the treatment of HCV infection. Based on those trial results, we revised our clinical development plans to increase our 2005 investment in VX-950 product development. In October 2005, we initiated a 20-patient Phase Ib clinical trial of VX-950 in combination with pegylated interferon. By the end of 2005, we plan to initiate a one-month Phase II clinical trial in the United States to evaluate VX-950 in combination with pegylated interferon and ribavirin.

In October 2005, we further revised our clinical development plans to increase our 2006 investment in product development for VX-950 and for our p38 MAP kinase inhibitor, VX-702, which is being studied as a treatment for rheumatoid arthritis. We also plan to bring an investigational drug candidate for the treatment of cystic fibrosis into clinical development in 2006. We based our decision to accelerate the clinical development of these three product candidates on an analysis of both commercial opportunity and available clinical data across our portfolio of programs. We currently expect to minimize our future investment in both merimepodib, which currently is being evaluated in the clinic for the treatment of HCV infection, and VX-765, which is being studied as a treatment for psoriasis. While we plan to complete ongoing trials for these two compounds, we do not expect to invest additional significant resources in their development. We are investigating out-licensing opportunities for VX-765 and pralnacasan, another anti-cytokine in our portfolio. This approach anticipates possible success in bringing to product registration VX-950, VX-702 and a cystic fibrosis compound. However, both VX-950 and VX-702 are in the early stages of clinical testing, and we have not yet advanced a cystic fibrosis compound to clinical development. Any or all of these compounds could fail to progress or advance due to a wide range of adverse experimental outcomes, placing our full investment in them at risk.

We also have a number of compounds being developed in the clinic by collaborators, including VX-385 for the treatment of HIV infection (GlaxoSmithKline), VX-680 for the treatment of cancer (Merck & Co., Inc.), and VX-944 for the treatment of cancer (Avalon Pharmaceuticals Inc.).

The value of each of our assets currently in clinical development will be significantly driven by the information we obtain from clinical trials in upcoming months. Accordingly, the results of these trials have the potential to significantly affect the Company’s value.

Collaborative Revenue

Collaborations have been and will continue to be an important component of our business strategy. Based on the value that we believe we have built through research and development investments in certain of our drug discovery and development programs, and our perception of the level of interest in certain of our programs among some potential collaborators, we believe that we could enter into an additional collaborative agreement or agreements by the end of 2005 that would be material to our business. In future periods, we expect to identify collaborative development and commercialization opportunities for certain of our other drug candidates, in order to continue their clinical advancement as we maintain focus on controlling clinical development of particular drug candidates, such as VX-950 in North America.

Liquidity and Capital Resources

We have incurred operating losses since our inception. Historically we have financed our operations principally through public stock offerings; private placements of our equity and debt securities; strategic collaborative agreements that include research and development funding, development milestones and royalties on the sales of products; proceeds from the disposition of assets of our Discovery Tools and Service business, which we sold in 2003; investment income and proceeds from the issuance of common stock under our employee benefit programs.

At September 30, 2005, we had cash, cash equivalents and available-for-sale securities of $399.2 million, which is an increase of $6.9 million from $392.3 million at December 31, 2004. The increase reflects net proceeds of approximately $165.4 million from our public offering of common stock, which closed in June 2005, offset by cash used in operations of $165.1 million, which includes the net loss of $165.3 million and net cash payments of $18.3 million made against the restructuring accrual. The net loss of $165.3 million includes a $36.3 million non-cash charge relating to the issuance of common stock in exchange for approximately $40.5 million in principal amount of the 2007 Notes plus an amount equal to the accrued interest on those 2007 Notes. Expenditures for property and equipment during the nine months ended September 30, 2005 were $11.8 million. Additionally, we received net proceeds of $16.5 million from the issuance of common stock under our employee benefit plans.

At September 30, 2005, the Company had approximately $232.4 million in principal amount of 2011 Notes and approximately $42.1 million in principal amount of 2007 Notes outstanding. The 2011 Notes are convertible, at the option of the holder, into common stock at a price equal to $14.94 per share, subject to adjustment under certain circumstances. The 2007 Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 per share, subject to adjustment under certain circumstances.

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

In the first quarter of 2005, we entered into a commitment to purchase $4.8 million of drug substance to be used for future clinical studies and formulation development. This obligation will be discharged in 2005. Of this obligation, $2.5 million was paid during the third quarter of 2005, and at September 30, 2005, approximately $2.3 million was included in accrued expenses and other current liabilities on our condensed consolidated balance sheets. There have been no other significant changes to our commitments and obligations as reported in our 2004 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2005.

In 2005 and in future periods, the adequacy of our available funds to meet our future operating and capital requirements, including repayment of the 2007 Notes and the 2011 Notes, will depend on many factors, including the number, breadth and prospects of our discovery and development programs and the costs and timing of obtaining regulatory approvals for any of our product candidates. Collaborations have been and will continue to be an important component of our business strategy. We will continue to rely on cash receipts from our existing research and development collaborations, including research funding, development reimbursements and potential milestone payments, and from new collaborations, in order to partially fund our research and development efforts.

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

We believe that the application of our accounting policies for restructuring expense, revenue recognition, research and development expense and investments, all of which are important to our financial position and results of operations, require significant judgments and estimates on the part of management. Our accounting polices, including the ones discussed below, are more fully described in Note B, “Accounting Policies”, to our consolidated financial statements included in our Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 16, 2005.

Restructuring Expense

We record liabilities associated with restructuring activities based on estimates of fair value in the period the liabilities are incurred, in accordance with SFAS 146. As prescribed by SFAS 146, we use a probability-weighted discounted cash-flow analysis to calculate the amount of the liability. The probability-weighted discounted cash-flow analysis is based on management’s assumptions and estimates of our ongoing lease obligations, including contractual rental and build-out commitments and income from sublease rentals, including estimates of sublease timing and sublease rental terms. We applied a discount rate of approximately 10% to estimated cash flows. These estimates are reviewed and may be adjusted in subsequent periods. Adjustments are based, among other things, on management’s assessment of changes in factors underlying the estimates. Because our estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate will increase simply as a result of the passage of time, even if all other factors remain unchanged.

Our estimates of this liability have changed in the past, and it is possible that our estimates and assumptions will change in the future, resulting in additional adjustments to the amount of the estimated liability, and the effect of any adjustments could be material. For example, we currently have subleases and sublease commitments for portions of the Kendall Square Facility with terms ranging from six to seven years, and we have made certain estimates and assumptions relating to future sublease terms following the expiration of the current subleases and sublease commitments. As a result, we may be exposed to market variability in the future. We will review our assumptions and judgments related to the lease restructuring on at least a quarterly basis until the Kendall Square Lease is terminated, and make whatever modifications we believe are necessary, based on our best judgment, to reflect any changed circumstances.

The accrual for restructuing expense of $39.3 million at September 30, 2005 is related to the portion of the Kendall Square Facility that we do not intend to occupy. This estimate represents our best judgment of the assumptions and estimates most appropriate in measuring the ongoing obligation.

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

Under EITF 00-21, in multiple-element arrangements, license payments are recognized together with any up-front payment and the research and development funding as a single unit of accounting, unless the delivered technology has stand-alone value to the customer and we have objective and reliable evidence of fair value of the undelivered elements in the arrangement. License payments received during the course of a collaboration that do not meet the separation criteria above are recognized, ratably over the period of performance. Payments received after performance obligations are complete are recognized when earned.

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

Research and Development Costs

All research and development costs, including amounts funded by research and development collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits; laboratory supplies; contract services, including clinical trial costs; and infrastructure costs, including facilities cost and depreciation. Accounting for clinical trial, contract services and other outside costs requires that we make estimates of the costs incurred in a given accounting period and record accruals at period-end, because the third party service periods and billing terms do not always coincide with our period-end. We base our estimates on our knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third party service contract, where applicable.

Altus Investment

We assess our investment in Altus Pharmaceuticals, Inc., for which we account using the cost method, on a quarterly basis to determine if there has been any estimated decrease in the fair value of the asset below its $18.9 million carrying value that might require us to write down the cost basis of the asset. If any adjustment to the fair value of an investment reflects a decline in the value of that investment below its cost, we consider the evidence available to us, including the duration and extent to which the decline is other than temporary. If the decline is considered other than temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in the consolidated statement of operations. We have not identified facts or circumstances which would cause us to determine that the investment basis of our investment in Altus should be changed.

Results of Operations

Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004

Our net loss for the three months ended September 30, 2005 was $79,578,000, or $0.84 per basic and diluted common share, compared to net loss of $38,771,000, or $0.49 per basic and diluted common share, for the three months ended September 30, 2004. Included in the net loss for the quarter ended September 30, 2005 is restructuring expense of $1,565,000 and a charge for the issuance of common stock in exchange for a portion of our 2007 Notes of $36,324,000. Our loss for the quarter ended September 30, 2004 includes net restructuring expense of $1,561,000 and a charge for retirement of a portion of our 2007 Notes of $993,000. Although revenue increased during the three months ended September 30, 2005, it was offset by increased development expense related to our proprietary drug candidates.

Revenues

Total revenues increased $9,379,000 to $36,207,000 for the three months ended September 30, 2005, compared to $26,828,000 for the three months ended September 30, 2004. In the third quarter of 2005, revenue was comprised of $9,466,000 in royalties and $26,741,000 in collaborative research and development revenue, as compared with $4,403,000 in royalties and $22,425,000 in collaborative research and development revenue in the third quarter of 2004.

Royalties consist of Lexiva®/Telzir® (fosamprenavir calcium) and Agenerase® royalty revenue. Fosamprenavir calcium is marketed under the trade name Lexiva in the United States and Telzir in the European Union. Royalty revenue is based on actual and estimated worldwide net sales of Lexiva/Telzir and Agenerase. We began earning royalties on sales of Lexiva in the United States in November 2003 and on Telzir in the European Union in November 2004. The increase in royalty revenue is due to the increase in Lexiva/Telzir sales. In 2005, Lexiva/Telzir largely replaced Agenerase in worldwide markets. As a result, we expect that royalty revenue in the foreseeable future will consist primarily of Lexiva/Telzir royalty revenue. We pay a royalty to a third party on sales of Agenerase and Lexiva/Telzir.

Collaborative research and development revenue increased $4,316,000, or 19%, for the three months ended September 30, 2005, as compared with the same period in 2004. The increase in collaborative research and development revenue is primarily due to the execution of new collaboration agreements in mid-2004 and early 2005. The revenue recognized under the new collaborations was $9,776,000 in the third quarter of 2005, compared with $6,892,000 for the same period in 2004. Additionally, we recorded increased revenue from our collaboration with Kissei Pharmaceuticals Co. Ltd. (“Kissei”) relating to reimbursement of a portion of our development costs for VX-702 and a $2,500,000 million milestone payment for the completion of regulatory filings in preparation for Phase I clinical development of VX-702 in Japan. The increase in collaborative research and development revenue was offset by a decrease in revenue from our collaboration with Serono S.A., which terminated on September 30, 2004. We recorded $2,280,000 of revenue related to the Serono collaboration during the third quarter of 2004.

Costs and Expenses

Research and development expenses increased $14,800,000, or 30%, to $63,590,000 for the three months ended September 30, 2005 from $48,790,000 for the same period in 2004. The increase in research and development expenses was driven primarily by investment in our clinical development programs for VX-950 and VX-702. Development expenses accounted for 91%, or $13,501,000, of the aggregate increase in research and development expenses. During the third quarter of 2005, we incurred costs from Phase II-enabling activities for VX-950, we completed enrollment in a 315-patient Phase II clinical trial of VX-702 for the treatment of rheumatoid arthritis, and we continued a Phase IIb clinical study (called the “METRO” study) of merimepodib in combination with peginterferon and ribavirin for the treatment of HCV infection.

Research and development expenses consist primarily of salary and benefits, laboratory supplies, contractual services and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the three months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,
	2005	2004	$ Change	% Change
Research Expenses:
Salary and benefits	$10,354	$8,939	$1,415	16%
Laboratory supplies and other direct expenses	5,135	5,156	(21)	0%
Contractual services	1,320	2,509	(1,189)	(47)%
Infrastructure costs	12,855	11,761	1,094	9%
Total research expenses	$29,664	$28,365
Development Expenses:
Salary and benefits	$7,181	$5,224	$1,957	37%
Laboratory supplies and other direct expenses	3,176	2,043	1,133	55%
Contractual services	17,009	7,705	9,304	121%
Infrastructure costs	6,560	5,453	1,107	20%
Total development expenses	$33,926	$20,425
Total Research and Development Expenses:
Salary and benefits	$17,535	$14,163	$3,372	24%
Laboratory supplies and other direct expenses	8,311	7,199	1,112	15%
Contractual services	18,329	10,214	8,115	79%
Infrastructure costs	19,415	17,214	2,201	13%
Total research and development expenses	$63,590	$48,790

Our collaborators have agreed to fund portions of our research and development programs related to specific drug candidates. The following table details our collaborator-and Company-sponsored research and development expenses for the three months ended September 30, 2005 and 2004 (in thousands):

	For the Three Months Ended September 30, 2005			For the Three Months Ended September 30, 2004
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$16,777	$20,106	$36,883	$14,249	$3,915	$18,164
Company-sponsored	12,887	13,820	26,707	14,116	16,510	30,626
Total	$29,664	$33,926	$63,590	$28,365	$20,425	$48,790

The increase in the collaborator-sponsored expenses to $36,883,000 for the three months ended September 30, 2005 from $18,164,000 for the same period in 2004 is primarily due to the performance under collaboration agreements with Merck & Co. Inc., Mitsubishi Pharma Corporation and The Cystic Fibrosis Foundation Therapeutics Incorporated (“CFFT”).

Sales, general and administrative expenses increased slightly to $10,738,000 for the three months ended September 30, 2005, compared to $10,600,000 for the same period in 2004.

Restructuring expense for the three months ended September 30, 2005 was $1,565,000 compared to a restructuring expense for the three months ended September 30, 2004 of $1,561,000. The charge in both periods resulted primarily from an imputed interest cost related to the restructuring accrual.

The activity related to the restructuring accrual and related expense for the three months ended September 30, 2005 is as follows (in thousands):

		Cash	Cash received
	Accrual as of	Payment,	from sublease,	Charge,	Accrual as of
	June 30,	third quarter	third quarter	third quarter	September 30,
	2005	2005	2005	2005	2005
Lease restructuring expense	$43,813	$(6,645)	$591	$1,565	$39,324

The activity related to the restructuring accrual and related expense for the three months ended September 30, 2004 is as follows (in thousands):

	Accrual as of	Cash payments,	Charge,	Accrual as of
	June 30,	third quarter	third quarter	September 30,
	2004	2004	2004	2004
Lease restructuring expense	$56,701	$(8,139)	$1,561	$50,123

Interest income increased $1,288,000, or 53%, to $3,733,000 for the three months ended September 30, 2005 from $2,445,000 for the three months ended September 30, 2004. The increase is a result of a higher portfolio yields.

As a result of the issuance of common stock in exchange for 2007 Notes in September 2005, we recorded a non-cash charge of $36,324,000. This charge is related to the incremental shares issued in the transaction over the number that would have been issued upon conversion of the notes under their original terms, at a conversion price of $92.26 per share.

Nine months ended September 30, 2005 Compared with Nine months ended September 30, 2004

Net Loss

Our net loss for the nine months ended September 30, 2005 was $165,286,000, or $1.93 per basic and diluted common share, compared to net loss of $123,478,000, or $1.57 per basic and diluted common share, for the nine months ended September 30, 2004. Included in the net loss for the nine months ended September 30, 2005 is net restructuring expense of $1,736,000 and a charge for the issuance of common stock in exchange for 2007 Notes of $36,324,000. Our net loss for the nine months ended September 30, 2004 includes restructuring expense of $5,216,000, and a charge for retirement of 2007 Notes of $3,446,000.

Revenues

Total revenues increased by $34,252,000 to $97,134,000 for the nine months ended September 30, 2005, compared to $62,882,000 for the nine months ended September 30, 2004. In the first nine months of 2005, revenue was comprised of $23,086,000 in royalties and $74,048,000 in collaborative research and development revenue, as compared with $10,996,000 in royalties and $51,886,000 in collaborative research and development revenue in the first nine months of 2004.

Collaborative research and development revenue increased $22,162,000, or 43%, for the nine months ended September 30, 2005 as compared with the same period in 2004. The increase in collaborative research and development revenue is primarily due to the execution of new collaboration agreements in mid-2004 and early 2005. The revenue recognized under the new collaborations was $28,971,000 for the nine months ended September 30, 2005 and $8,052,000 for the nine months ended September 30, 2004. The increase in collaborative research and development revenue was offset by a decrease in revenue related to our collaboration with Serono S.A., which terminated on September 30, 2004. For the nine months ended September 30, 2004 we recorded $5,241,000 of revenue related to this collaboration.

Costs and Expenses

Research and development expenses increased $42,467,000, or 31%, to $180,382,000 for the nine months ended September 30, 2005 from $137,915,000 for the same period in 2004. Development expenses accounted for 84%, or $35,766,000, of the total increase in research and development expenses.

Set forth below is a summary that reconciles our total research and development expenses for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months ended September 30,
	2005	2004	$ Change	% Change
Research Expenses:
Salary and benefits	$30,497	$27,515	$2,982	11%
Laboratory supplies and other direct expenses	16,147	13,121	3,026	23%
Contractual services	4,831	6,118	(1,287)	(21)%
Infrastructure costs	38,003	36,023	1,980	5%
Total research expenses	$89,478	$82,777
Development Expenses:
Salary and benefits	$19,770	$14,626	$5,144	35%
Laboratory supplies and other direct expenses	8,005	5,195	2,810	54%
Contractual services	43,752	19,054	24,698	130%
Infrastructure costs	19,377	16,263	3,114	19%
Total development expenses	$90,904	$55,138
Total Research and Development Expenses:
Salary and benefits	$50,267	$42,141	$8,126	19%
Laboratory supplies and other direct expenses	24,152	18,316	5,836	32%
Contractual services	48,583	25,172	23,411	93%
Infrastructure costs	57,380	52,286	5,094	10%
Total research and development expenses	$180,382	$137,915

The following table details our collaborator-and Company-sponsored research and development expenses for 2005 and 2004 (in thousands):

	For the Nine Months Ended September 30, 2005			For the Nine Months Ended September 30, 2004
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$50,204	$46,537	$96,741	$43,913	$10,754	$54,667
Company-sponsored	39,274	$44,367	83,641	38,864	44,384	83,248
Total	$89,478	$90,904	$180,382	$82,777	$55,138	$137,915

The increase in the collaborator-sponsored expenses to $96,741,000 for the nine months ended September 30, 2005 from $54,667,000 for the same period in 2004 is primarily due to the performance under collaboration agreements with Merck, Mitsubishi, and CFFT.

Sales, general and administrative expenses increased slightly to $31,179,000 for the nine months ended September 30, 2005, from $30,482,000 for the same period in 2004.

Net restructuring expense for the nine months ended September 30, 2005 was $1,736,000, compared to $5,216,000 for the nine months ended September 30, 2004.

The activity related to the restructuring accrual and related expense for the nine months ended September 30, 2005 is as follows (in thousands):

Credit for
portion of
facility
		Cash	Cash received	Vertex expects
		Payments,	from sublease,	to occupy,	Charge.
		nine months	nine months	nine months	nine months
	Accrual as of	ended	ended	ended	ended	Accrual as of
	December 31,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2005	2005	2005	2005	2005
Lease restructuring expense	$55,843	$(19,662)	$1,407	$(10,018)	$11,754	$39,324

The activity related to the restructuring accrual and related expense for the nine months ended September 30, 2004 is as follows (in thousands):

		Cash
		payments,	Charge,
		nine months	nine months
	Accrual as of	ended	ended	Accrual as of
	December 31,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2004	2004	2004
Lease restructuring expense and other operating lease expense	$69,526	$(24,619)	$5,216	$50,123

Interest income increased 318,000, or 4%, to $8,299,000 for the nine months ended September 30, 2005 from $7,981,000 for the nine months ended September 30, 2004. The increase is a result of a higher average balance of funds invested and higher portfolio yields.

New Accounting Pronouncements

In December 2004, the Financial Accouting Standards Board (“FASB”) issued FASB Statement No. 123(R), “Share-Based Payments” (“FASB 123(R)”). FASB 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” FASB 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation over the employees’ service periods. Compensation cost is measured at the fair value of the award at the grant date and is adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date. FASB has determined that the effective date of FASB 123(R) should be the first interim or annual reporting period that begins after June 15, 2005. Therefore, we are required to comply with FASB 123(R) beginning January 1, 2006. The impact of adopting FASB 123(R) cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. However, had we adopted FASB 123(R) in prior periods, the impact of the standard would have approximated the impact of SFAS 123 as described in “Stock Based Compensation” under Note 2 of our Condensed Consolidated Financial Statements. We are currently evaluating the transition methods and option valuation methods for accounting for and reporting stock options in preparation for the adoption of FASB 123(R).

Forward-Looking Statements

This report contains forward-looking statements about our business, including our expectation that:

•       we expect to incur a substantial loss for the year ending December 31, 2005 and on a quarterly and annual basis for the forseeable future;

•       we will occupy approximately 120,000 square feet of the Kendall Square Facility beginning in 2006;

•       we will focus our efforts both on programs that we expect to control throughout the development and commercialization process in North America, as well as on programs that we anticipate will be controlled principally by a collaborator;

•       we will continue pursuit of a general financing strategy that may lead us to undertake one or more additional capital transactions;

•       we will continue to make significant investments in our pipeline;

•       we will continue to rely on cash receipts from our existing research and development collaborations, including research funding, development reimbursements and potential milestone payments, and from new collaborations, in order to help fund our research and development efforts;

•  the fair value of our guarantees and indemnification obligation discussed in Footnote 7 to our condensed consolidated financial statements included in this Quarterly Report on 10-Q will be immaterial;

•       we will increase our investment in 2006 in VX-950 and VX-702;

•       we will advance a compound for the treatment of cystic fibrosis into clinical development in 2006;

•  we will initiate a Phase II clinical trial in the United States to evaluate VX-950 in combination with pegylated interferon and ribavirin by the end of 2005;

•       we will not invest significant additional resources in the development of merimepodib and VX-765;

•  we will complete our clinical trials of merimepodib and VX-765;

•       we could enter into an additional collaborative agreement or agreements by the end of 2005 that would be material to our business;

•  our royalty revenue will consist of principally royalties on the sale of Lexiva/Telzir for the forseeable future;

•       we will identify collaborative development and commercialization opportunities for certain of our drug candidates in order to continue their clinical advancement, as we maintain focus on controlling clinical development of particular drug candidates; and

•       our net liability under the Kendall Square Lease will be as we have estimated.

While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, the possibility of delays in the commencement or completion of clinical trials; the risk that clinical trials may not result in marketable products; the risk that we may be unable to successfully finance and secure regulatory approval of and market our drug candidates; our dependence upon existing and new collaborations; the levels and timing of payments under our collaborative agreements; uncertainties about our ability to obtain new corporate collaborations on satisfactory terms, if at all; our ability to protect our proprietary technologies; patent-infringement claims; risks of new scientific discoveries and methods of treatment for disease targets that may reduce demand for our drug products and drug candidates; and the risk that there may be changing and new regulations in the U.S. and internationally that could adversely affect the process of regulatory approval for our drug candidates or our ability to successfully market or sell any approved drugs on favorable terms. Please see the “Risk Factors” appearing in Item 1 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005, for more details regarding these and other risks. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of September 30, 2005 the Company’s disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

On September 9, 2005, the Company issued 2,452,000 shares of its common stock to certain holders of the Company’s 5% Convertible Subordinated Notes due 2007 in exchange for $40,450,000 principal amount of those notes, plus accrued interest. The exchanges were exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as each of the transactions were solely among the Company and its security holders and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchanges.

Item 6.                        Exhibits

Exhibit No.	Description
10.1	Exchange Agreement, dated September 8, 2005, between Vertex Pharmaceuticals Incorporated and Akanthos Arbitrage Master Fund, L.P..
10.2	Exchange Agreement, dated September 8, 2005, between Vertex Pharmaceuticals Incorporated and Alexandra Global Master Fund Ltd.
10.3

Exchange Agreement, dated September 8, 2005, between Vertex Pharmaceuticals Incorporated and Quattro Fund, Ltd., Quattro Multi-Strategy Master Fund, L.P., Partners Group Alternative Strategies PCC Limited, Red Delta Cell and Institutional Benchmark Series (Master Feeder) Limited in Respect of Electra Series.

10.4	Exchange Agreement, dated September 8, 2005, between Vertex Pharmaceuticals Incorporated and Radcliffe SPC, Ltd..
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2005	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH
Ian F. Smith
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

Exhibit Index

Exhibit No.	Description
10.1	Exchange Agreement, dated September 8, 2005, between Vertex Pharmaceuticals Incorporated and Akanthos Arbitrage Master Fund, L.P.
10.2	Exchange Agreement, dated September 8, 2005, between Vertex Pharmaceuticals Incorporated and Alexandra Global Master Fund Ltd.
10.3

Exchange Agreement, dated September 8, 2005, between Vertex Pharmaceuticals Incorporated and Quattro Fund, Ltd., Quattro Multi-Strategy Master Fund, L.P., Partners Group Alternative Strategies PCC Limited, Red Delta Cell and Institutional Benchmark Series (Master Feeder) Limited in Respect of Electra Series.

10.4	Exchange Agreement, dated September 8, 2005, between Vertex Pharmaceuticals Incorporated and Radcliffe SPC, Ltd.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.