Form 10-Q
period 2006-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2006-05-10
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒         Accelerated Filer ☐         Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐   NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	110,166,825
Class	Outstanding at May 8, 2006

Vertex Pharmaceuticals Incorporated
Form 10-Q
For the Quarter Ended March 31, 2006
Table of Contents

Part I. Financial Information

Item 1.                        Condensed Consolidated Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$81,827	$78,045
Marketable securities, available for sale	257,632	283,112
Accounts receivable	23,779	20,595
Prepaid expenses	6,810	3,303
Total current assets	370,048	385,055
Marketable securities, available for sale	39,314	46,353
Restricted cash	41,482	41,482
Property and equipment, net	55,869	54,533
Investments	14,849	18,863
Other assets	3,096	2,712
Total assets	$524,658	$548,998
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,259	$6,210
Accrued expenses and other current liabilities	35,270	42,061
Accrued interest	962	3,184
Deferred revenue	23,656	31,449
Accrued restructuring expense	13,108	14,351
Other obligations	2,988	2,988
Total current liabilities	82,243	100,243
Accrued restructuring expense	28,611	28,631
Collaborator development loan	19,997	19,997
Deferred revenue, excluding current portion	795	851
Convertible subordinated notes (due September 2007)	42,102	42,102
Convertible senior subordinated notes (due February 2011)	117,998	117,998
Total liabilities	291,746	309,822
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 109,873,489 and 108,153,149 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1,081	1,081
Additional paid-in capital	1,260,607	1,243,960
Deferred compensation, net	—	(13,408)
Accumulated other comprehensive income (loss)	10,895	(2,873)
Accumulated deficit	(1,039,671)	(989,584)
Total stockholders’ equity	232,912	239,176
Total liabilities and stockholders’ equity	$524,658	$548,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2006	2005
Revenues:
Royalties	$9,179	$6,153
Collaborative and other research and development revenues	29,908	22,453
Total revenues	$39,087	$28,606
Costs and expenses:
Royalty payments	2,995	2,030
Research and development(1)	75,202	57,435
Sales, general and administrative(1)	12,879	9,627
Restructuring expense	767	1,914
Total costs and expenses	91,843	71,006
Loss from operations	(52,756)	(42,400)
Interest income	3,980	2,319
Interest expense	(2,357)	(4,639)
Loss from continuing operations	(51,133)	(44,720)
Cumulative effect of a change in accounting principle—FAS 123(R)*	1,046	—-
Net loss	$(50,087)	$(44,720)
Basic and diluted net loss from continuing operations per common share	$(0.48)	$(0.56)
Basic and diluted cumulative effect of a change in accounting principle per common share	0.01	—-
Basic and diluted net loss per common share	$(0.47)	$(0.56)
Basic and diluted weighted average number of common shares outstanding	107,440	79,428

(1)          Includes the following stock-based compensation expense:

	2006	2005
Research and development	$6,406	$837
Sales, general and administrative	1,719	194
Total	$8,125	$1,031

*                    The Company adopted Financial Accounting Standards Board Statement No. 123 (R), “Share-Based Payments” using a modified prospective method, see Footnote #3 “Stock-based Compensation” for further detail.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(50,087)	$(44,720)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,250	6,840
Non-cash stock-based compensation expense under FAS 123(R)	8,125	—
Other non-cash based compensation expense	666	1,435
Cumulative effect of a change in accounting principle	(1,046)	—
Realized gain on marketable securities	—	22
Write-off of property and equipment	1	190
Changes in operating assets and liabilities:
Accounts receivable	(3,184)	1,025
Prepaid expenses	(3,507)	(2,330)
Accounts payable	49	1,814
Accrued expenses and other liabilities	(6,641)	(2,984)
Accrued restructuring expense	(1,263)	(3,538)
Accrued interest	(2,222)	(3,968)
Deferred revenue	(7,849)	(8,616)
Net cash used in operating activities	(60,708)	(54,830)
Cash flows from investing activities:
Purchase of marketable securities	(36,725)	(24,770)
Sales and maturities of marketable securities	86,984	63,964
Expenditures for property and equipment	(7,453)	(3,239)
Restricted cash	—	840
Investments and other assets	(518)	(90)
Net cash provided by investing activities	42,288	36,705
Cash flows from financing activities:
Issuances of common stock from employee benefit plans, net	22,321	572
Debt exchange costs	(161)	—
Net cash provided by financing activities	22,160	572
Effect of changes in exchange rates on cash	42	(82)
Net increase (decrease) in cash and cash equivalents	3,782	(17,635)
Cash and cash equivalents—beginning of period	78,045	55,006
Cash and cash equivalents—end of period	$81,827	$37,371
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,445	$8,341

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2006 and 2005.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, which are contained in the Company’s 2005 Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 16, 2006.

2.                 Accounting Policies

Basic and Diluted Net Loss per Common Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and the vesting of unvested restricted shares of common stock. Common equivalent shares have not been included in the net loss per share calculations because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following (in thousands, except per share amounts):

	At March 31,
	2006	2005
Stock options	15,014	16,538
Weighted-average exercise price, per share	$24.86	$21.93
Convertible notes	8,354	16,454
Weighted-average conversion price, per share	$19.16	$19.15
Unvested restricted shares	1,752	1,685

Stock-based Compensation Expense

The Company adopted  Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payments” (“FAS 123(R)”), as of January 1, 2006. FAS 123(R) revises FAS Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FAS Statement No. 95, “Statement of Cash

Flows.” FAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation over the employees’ service periods. Compensation cost is measured at the fair value of the award at the grant date and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. See Note 3, below, for additional information regarding the Company’s stock-based compensation.

Research and Development

All research and development costs, including amounts funded by research collaborators, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits; laboratory supplies; contract services, including clinical trial costs; and infrastructure costs, including facilities costs and depreciation. The Company’s collaborators have funded portions of the Company’s research and development programs related to specific drug candidates and research targets, including, in 2006, VX-950, VX-702, VX-770 kinases and certain cystic fibrosis research targets, and, in 2005, VX-950, VX-702, kinases, and certain cystic fibrosis research targets.

The following table details the research and development expenses for collaborator-sponsored and Company-sponsored programs for the three months ended March 31, 2006 and 2005 (in thousands):

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$19,541	$29,178	$48,719	$16,452	$11,617	$28,069
Company-sponsored	16,731	9,752	26,483	13,550	15,816	29,366
Total	$36,272	$38,930	$75,202	$30,002	$27,433	$57,435

Restructuring Expense

The Company records costs and liabilities associated with exit and disposal activities, as defined in Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), at fair value in the period the liability is incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), and for revenue arrangements entered into after June 30, 2003, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

The Company’s revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of the agreements typically include payment to Vertex of non-refundable up-front license fees, funding of research and development efforts, milestone payments and/or royalties on product sales.

Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). The consideration received is allocated among the separate units based on each unit’s fair value or using the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

The Company recognizes revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the research or development term. Research and development funding is recognized as earned, ratably over the period of effort.

Substantive milestones realized in collaboration arrangements are recognized as earned when the corresponding payment is reasonably assured, subject to the following policies in those circumstances where the Company has obligations remaining after achievement of the milestone:

•       In those circumstances where collection of a substantive milestone is reasonably assured, the Company has remaining obligations to perform under the collaboration arrangement and the Company has evidence of fair value for its remaining obligations, management considers the milestone payment and the remaining obligations to be separate units of accounting. In these circumstances, the Company uses the residual method under EITF 00-21 to allocate revenue among the milestones and the remaining obligations.

•       In those circumstances where collection of a substantive milestone is reasonably assured, the Company has remaining obligations to perform under the collaboration arrangement and the Company does not have sufficient evidence of fair value for its remaining obligations, management considers the milestone payment and the remaining obligations on the contract as a single unit of accounting. In those circumstances where the collaboration does not require specific deliverables at specific times or at the end of the contract term, but rather the Company’s obligations are satisfied over a period of time, substantive milestones are recognized over the period of performance. This typically results in a portion of the milestone payment being recognized as revenue on the date the milestone is achieved equal to the applicable percentage of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized over the remaining period of performance.

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

Royalty revenue is recognized based upon actual and estimated net sales of licensed products in licensed territories as provided by the licensee, and is recognized in the period the sales occur. Differences between actual royalty revenues and estimated royalty revenues, which have not historically been significant, are reconciled and adjusted for in the quarter they become known.

3.                 Stock-based Compensation

At March 31, 2006, the Company had three stock-based employee compensation plans: the 1991 Stock Option Plan (the “1991 Plan”), the 1994 Stock and Option Plan (the “1994 Plan”) and the 1996 Stock and Option Plan (the “1996 Plan”, and together with the 1991 Plan and the 1994 Plan, collectively, the “Stock and Option Plans”), and one Employee Stock Purchase Plan (the “ESPP”). Pursuant to the Stock and Option Plans, the Company may issue restricted stock and options to its directors, employees and consultants for services. Each option granted under the Stock and Option Plans has an exercise price equal to the market value of the underlying common stock on the date of grant. The price per share of restricted stock granted to employees is equal to $0.01, the par value of the Company’s common stock. Vesting of options and restricted stock is ratable over specified periods, generally four or five years, and is determined by the Management Development and Compensation Committee of the Company’s Board of Directors. All options awarded under the Stock and Option Plans expire not more than ten years from the grant date.

Pursuant to the ESPP, participating employees may periodically purchase shares of the Company’s common stock at a discount to the fair value of the stock on specified measurement dates, using funds withheld from their compensation over specified offering terms.

The Company reserved an aggregate of  8,000,000 shares under the 1991 Plan and 1994 Plan. The Company has reserved 22,000,000 shares for issuance under the 1996 Plan. At March 31, 2006, the Company had approximately 1,032,000 shares of common stock available for grants under the 1996 Plan, and no shares were available for  grants under either the 1991 Plan or the 1994 Plan. As of March 31, 2006, 842,000 shares remained available for future purchases under the ESPP.

On January 1, 2006, Vertex adopted Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“FAS 123(R)”), using the modified prospective method, pusuant to which the Company applies the the provisions of FAS 123(R) to its consolidated financial statements on a going-forward basis. The modified prospective transition method requires the application of the accounting standard as of January 1, 2006, the first day of Vertex’s fiscal year 2006. Prior periods have not been restated. FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense using the “fair value” method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally is the vesting period of the award. The fair value of stock options and shares purchased pursuant to the ESPP is calculated using the Black-Scholes valuation model.The fair value of restricted stock is based on intrinsic value. The expense recognized over the service period includes an estimate of awards that will be forfeited. Prior to adoption of FAS 123(R), Vertex recorded the impact of forfeitures as they occurred. In connection with the adoption of FAS 123(R) during the first quarter of fiscal year 2006, Vertex recorded a $1.0 million benefit from the cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred to estimating forfeitures during the service period.

Stock-based compensation expense recognized during the quarter ended March 31, 2006 includes: (a) ESPP awards with offering periods commencing May 15, 2005 and November 15, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123, (b) stock options and restricted awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123, and (c) stock options and restricted stock awards granted subsequent to December 31, 2005, based on the grant-date fair value, in accordance with the provisions of FAS 123(R). These amounts were revised to reflect estimated forfeitures of those awards.

The estimated fair value of Vertex’s stock-based awards, less estimated forfeitures, is amortized over the awards’ vesting periods on a ratable basis. No equity compensation cost was capitalized during the three months ended March 31, 2006.

The effect of recording stock-based compensation for the three months ended March 31, 2006 was as follows:

Three Months Ended March 31, 2006
(amounts in thousands)
Stock-based compensation expense by type of award:
Stock options	$5,598
Restricted shares	1,727
ESPP	800
Total stock-based compensation	$8,125
Effect of stock-based compensation on income by line item:
Research and development	$6,406
Sales, general and administrative	1,719
Total stock-based compensation	$8,125
Cumulative effect of a change in accounting principle—FAS 123(R)	$(1,046)
Net stock-based compensation expense included in net loss	$7,079

If the Company had continued to account for stock-based compensation under APB 25, the restricted stock awards expense for the three months ended March 31, 2006, would have been $2.3 million. Consequently, the Company’s net loss from continuing operations and net loss for the quarter is greater by $5.8 million and $4.8 million, respectively, due to the adoption of FAS 123(R). Basic and diluted loss per share for the quarter was greater by $0.04 due to the adoption of FAS 123(R).

Options

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options at the grant date. The Black-Scholes valuation model requires the Company to make certain estimates and assumptions, including assumptions related to the expected price volatility of the Company’s stock, the period during which the options are outstanding, the rate of return of risk free investments, and the expected dividend yield for the Company’s stock. The Company validates its estimates and assumptions through consultations with independent third parties having relevant expertise.

The fair values of options outstanding as of March 31, 2006 were calculated using the following weighted-average assumptions:

Expected stock price volatility	57.18%
Expected life of options	5.64	years
Risk free interest rate	4.56%
Expected annual dividends	—

The weighted-average valuation assumptions were determined as follows:

•       Expected volatility: In the first quarter of 2006, the Company changed its method of estimating expected volatility from relying exclusively on historical volatility to relying exclusively on implied volatility. Options on the Company’s stock with remaining terms of greater than a year are regularly traded in the market. Expected volatility is calculated using the trailing month average of daily implied volatilities prior to grant date.

•       Expected term: The expected term represents the period of time options are expected to be outstanding. The Company used historical data to estimate employee exercise and post-vest termination behavior. The Company believes that all groups of employees exhibit similar exercise or post-vest termination behavior and therefore does not stratify employees into multiple groups.

•       Risk free interest rate: The Company bases the risk free interest rate on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the expected term assumption.

•       Expected dividend yield: The Company has not historically and does not intend for the foreseeable future to pay a dividend and therefore the estimate is zero.

The following table summarizes information related to the outstanding and vested options as of March 31, 2006:

	Stock Options (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2005	14,669	$22.84
Granted	1,844	$35.47
Exercised	(1,329)	$16.79
Forfeited	(125)	$15.15
Expired	(45)	$71.17
Outstanding at March 31, 2006	15,014	$24.86	6.23	$226,975
Exercisable at March 31, 2006	9,445	$26.84	4.85	$146,832
Exercisable and expected to vest	14,246	$24.93	6.08	$217,394

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s average high and low common stock price of $35.86 at March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

All options granted during the three months ended March 31, 2006 and 2005 were granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant and had weighted-average grant date fair values of  $20.03 and $5.26, respectively.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was  $26.5 million and $0.1 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 and 2005 was approximately $22.3 million and $0.6 million, respectively.

The Company settles employee stock option exercises with newly issued common shares.

As of March 31, 2006, there was $52.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested options granted under the Stock and Option Plans. That cost is expected to be recognized over a weighted-average period of 2.82 years.

Restricted Stock

The following table summarizes the restricted stock activity of the Company during the three months ended March 31, 2006:

	Restricted	Weighted-Average
	Stock	Grant Date Fair Value
	(Shares in thousands)
Outstanding at December 31, 2005	1,521	$11.02
Granted	389	$35.43
Vested	(140)	$10.00
Cancelled	(18)	$15.16
Outstanding at March 31, 2006	1,752	$16.48

The total vest date fair value of the shares vested during the three months ended March 31, 2006 and 2005 was $5.3 million and $0.4 million, respectively.

As of March 31, 2006, there was $17.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested restricted stock granted under the Stock and Option Plans. That cost is expected to be recognized over a weighted-average period of 2.80 years.

ESPP

On July 1, 1992, Vertex adopted the ESPP. The ESPP permits eligible employees to enroll in a twelve-month offering period comprising two six-month purchase periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first day of the applicable twelve-month offering period, or the last day of the applicable six-month purchase period, whichever is lower. The dates for purchases under the ESPP in 2006 will be May 12, 2006 and November 14, 2006.

The following table reflects the weighted average assumptions used in the Black-Scholes pricing model for the ESPP at March 31, 2006:

Expected stock price volatility	58.00%
Expected term	0.83	years
Risk free interest rate	3.87%
Expected annual dividends	—

The expected stock price volatility for ESPP offerings beginning before the fourth quarter of 2005 is based on historical volatility, while the volatility for offerings beginning in the fourth quarter of 2005 is based on implied volatility. The weighted-average expected stock price volatility above reflects a blend of these volatilities. Future stock price volatilities will be based on implied volatility. The expected term represents purchases and purchase periods that take place within the offering period. The Company bases the risk free interest rate on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the expected term assumption. The Company has not historically and does not intend for the foreseeable future to pay a dividend and therefore the estimate in zero.

Prior to the adoption of FAS 123(R)

In accordance with Statements of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” for the periods prior to January 1, 2006, the Company had adopted the disclosure-only provisions of FAS 123 and also applied APB 25 and related interpretations in accounting for all stock awards granted to employees. Under APB 25, provided that other criteria are met, when the exercise price of stock options granted to employees equaled the market price of the common stock on the date of the grant, no compensation cost was recognized. Additionally, under APB 25, the Company was not required to record compensation expense for the cost of options or shares issued under the ESPP. Accordingly, no expense related to options or ESPP shares was recorded prior to January 1, 2006.

Prior to January 1, 2006, the Company recorded stock-based compensation expense related to restricted stock awards over the related vesting period for an amount equal to the difference between the price per share of restricted stock issued and the fair value of the Company’s common stock at the date of grant or issuance. Prior to January 1, 2006, the Company recorded forfeitures as they occurred.

The following table illustrates the effect on net loss and net loss per share if the fair value recognition provisions of FAS 123 had been applied to the Company’s stock-based employee compensation. Employee stock-based compensation expense was amortized on a straight-line basis, because the Company’s valuation of options subject to FAS 123 assumes a single weighted-average expected life for each award. Included in employee stock-based compensation expense for the three months ended March 31, 2005 is expense related to the modification of certain stock awards in accordance with an officer’s severance agreement.

For the Three Months Ended March 31,
2005 (in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(44,720)
Add: Employee stock-based compensation expense included in net loss, net of tax	1,031
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(10,730)
Pro forma net loss	$(54,419)
Basic and diluted net loss per common share, as reported	$(0.56)
Basic and diluted net loss per common share, pro forma	$(0.69)

The fair value of each option granted during the three months ended March 31, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Options		ESPP
Expected stock price volatility	60.00%		60.00%
Risk free interest rate	3.58%		2.07%
Expected life of options	4.20	years	0.83	years
Expected annual dividends	—		—

4.                 Comprehensive Loss

For the three months ended March 31, 2006 and 2005, comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(50,087)	$(44,720)
Changes in other comprehensive income/(loss):
Unrealized holding gains (losses) on marketable securities	13,726	(1,137)
Foreign currency translation adjustment	42	(82)
Total change in other comprehensive income/(loss)	13,768	(1,219)
Total comprehensive loss	$(36,319)	$(45,939)

5.                 Restructuring Expense

On June 10, 2003, Vertex adopted a plan to restructure its operations to coincide with its increasing internal emphasis on advancing drug candidates through clinical development to commercialization. The restructuring was designed to re-balance the Company’s relative investments in research and development. The restructuring plan included a workforce reduction, write-offs of certain assets and a decision not to occupy approximately 290,000 square feet of specialized laboratory and office space in Cambridge, Massachusetts under lease to Vertex (the “Kendall Square lease”). The Kendall Square lease commenced in January 2003 and has a 15-year term. In the second quarter of 2005, the Company revised its assessment of its real estate requirements. The Company now plans to occupy approximately 120,000 square feet of the facility subject to the Kendall Square lease (the “Kendall Square Facility”) beginning in 2006. The  remaining rentable square footage of the Kendall Square Facility currently is subleased to third parties.

For the three months ended March 31, 2006, the Company recorded approximately $0.8 million of restructuring expense, which was primarily attributable to the imputed interest cost relating to the restructuring accrual. The activity related to the restructuring accrual and related expense for the three months ended March 31, 2006 is as follows (in thousands):

		Cash
		Payments,	Cash received	Charge,
	Accrual as of	first	from subleases,	first	Accrual as of
	Dec. 31,	quarter	first quarter	quarter	Mar. 31,
	2005	2006	2006	2006	2006
Lease restructuring expense	$42,982	$(3,980)	$1,950	$767	$41,719

During the three months ended March 31, 2005, the Company recorded approximately $1.9 million of restructuring and other expense, which was primarily related to the imputed interest cost relating to the restructuring accrual. The activity related to the restructuring accrual and related expense for the three months ended March 31, 2005 is as follows (in thousands):

		Cash
		Payments,	Cash received	Charge,
	Accrual as of	first	from subleases,	first	Accrual as of
	Dec. 31,	quarter	first quarter	quarter	Mar. 31,
	2004	2005	2005	2005	2005
Lease restructuring expense	$55,843	$(5,775)	$323	$1,914	$52,305

In accordance with FAS 146, the Company’s initial estimate of its liability for its net ongoing costs associated with the Kendall Square Lease obligation was recorded in the second quarter of 2003 at fair value. The restructuring expense incurred from the second quarter of 2003 through the end of the first quarter of 2005 (i.e., immediately prior to the Company’s decision to utilize a portion of the Kendall Square Facility for its operations) relates to the estimated incremental net ongoing lease obligations associated with the entire Kendall Square Facility, together with imputed interest costs relating to the restructuring liability. The restructuring expense incurred in the period beginning in the second quarter of 2005 continues to be estimated in accordance with FAS 146, but relates only to the portion of the building that the Company does not intend to occupy. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company expects to occupy and use for its operations, are recorded as rental expense in the period incurred. The Company reviews its assumptions and estimates quarterly and updates its estimates of this liability as changes in circumstances require. As required by FAS 146, the expense and liability recorded is calculated using probability-weighted discounted cash-flows of the Company’s estimated ongoing lease obligations, including contractual rental and build-out commitments, net of estimated sublease rentals, offset by related sublease costs.

In estimating the expense and liability under its Kendall Square lease obligation, the Company estimated (i) the costs to be incurred to satisfy its rental and build-out commitments under the lease

(including operating costs), (ii) the time necessary to sublease the space, (iii) the projected sublease rental rates, and (iv) the anticipated durations of subleases. The Company validates its estimates and assumptions through consultations with independent third parties having relevant expertise. The Company used a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows. The Company will review its estimates and assumptions on at least a quarterly basis, until the termination of the Kendall Square lease, and will make whatever modifications management believes necessary, based on the Company’s best judgment, to reflect any changed circumstances. The Company’s estimates have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of liability, and the effect of any such adjustments could be material. Because the Company’s estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate of the liability will increase each quarter simply as a result of the passage of time. Changes to the Company’s estimate of the liability are recorded as additional restructuring expense/(credit).

6.                 Altus Investment

Altus Pharmaceuticals, Inc. completed the initial public offering of its common stock in January 2006. The Company owns 817,749 shares of common stock and warrants to purchase 1,962,494 shares of common stock. In addition, Vertex holds 450,000 shares of redeemable preferred stock, which are not convertible into common stock and which are redeemable at the Company’s option on or after December 31, 2010, or by Altus at any time. The Company is restricted from trading Altus securities for a period of six months following the initial public offering.

As a result of the public offering, at March 31, 2006, Altus common stock was classified as an available-for-sale investment and recorded at fair value, based on quoted market prices. Unrealized gains and losses on the Altus common stock are included as a component of accumulated other comprehensive income, which is a separate component of stockholders’ equity, until such gains and losses are realized. At March 31, 2006, the fair market value of the Altus common stock investment was $17.9 million, with a cost value of $4.0 million.

The Company will continue to account for the Altus warrants under the cost method of accounting until the end of the lock-up period, at which time the warrants will be classified as derivatives. Gains or losses on the fair market value of the warrants, as derivatives, will be included in the consolidated statements of operations. Vertex will continue to account for the redeemable preferred stock under the cost method of accounting.

The Company will continue to assess the Altus warrants and redeemable preferred stock on a quarterly basis to determine if there has been any estimated decrease in the fair value of that investment below the $14.8 million carrying value that might require Vertex to write down its cost basis of the investment. If any adjustment to the fair value of an investment reflects a decline in the value of that investment below its cost, the Company will consider the available evidence, including the duration and extent to which the decline is other-than-temporary. If the decline is considered other-than-temporary, the cost basis of the investment will be written down to fair value as a new cost basis, and the amount of the write-down will be included in the consolidated statements of operations. Vertex has not identified facts or circumstances which would cause the Company to determine that the investment basis of its interest in Altus should be changed.

7.                 Convertible Subordinated Notes

At March 31, 2006, the Company had approximately $42.1 million in aggregate principal amount of 5% Convertible Subordinated Notes due in September 2007 (“2007 Notes”) and approximately $118.0 million in aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011 (the “2011 Notes”) outstanding. The 2007 Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 per share, subject to adjustment under certain circumstances. The 2007 Notes bear interest at the rate of 5% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2007 Notes on March 19 and September 19 of each year. The 2007 Notes are redeemable by the Company at any time at specific redemption prices if the closing price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days. The 2011 Notes are convertible, at the option of the holder, into common stock at a price equal to $14.94 per share, subject to adjustment under certain circumstances. The 2011 Notes bear interest at the rate of 5.75% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2011 Notes on February 15 and August 15 of each year. On or after February 15, 2007, the Company may redeem the 2011 Notes at a redemption price equal to the principal amount plus accrued and unpaid interest, if any.

8.                 Significant Revenue Arrangements

Cystic Fibrosis Foundation

In January 2006, Vertex amended its research collaboration agreement with Cystic Fibrosis Foundation Therapeutics Incorporated (“CFFT”) to extend the term during which CFFT is providing funding for research of cystic fibrosis transmembrane regulator (“CFTR”) protein “corrector” compounds through the first quarter of 2008. In March 2006, Vertex and CFFT further amended the agreement to include development stage funding from CFFT for the purpose of accelerating the clinical devlopment of VX-770, a CFTR “potentiator”  compound. The agreement, as amended, provides that CFFT will pay up to $13.3 million to Vertex for specified VX-770 development activities through the end of 2007. Under the amended agreements, Vertex retains the right to develop and commercialize VX-770 and any other compounds discovered in the research collaboration, and will pay royalties to CFFT upon the approval and commercialization of any compounds discovered under the collaboration. For the quarter ended March 31, 2006, Vertex recognized $2.4 million in revenue related to its agreement with CFFT.

9.                 Guarantees

As permitted under Massachusetts law, Vertex’s Articles of Organization and Bylaws provide that the Company will indemnify certain of its officers and directors for certain claims asserted against them in connection with their service as an officer or director. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased certain directors’ and officers’ liability insurance policies that reduce its monetary exposure and enable it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification arrangements is minimal.

Vertex customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators and sites in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery and development and/or commercialization collaboration agreements. With respect to the Company’s clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator’s institution relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations arising out of the research or clinical testing of the Company’s compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third party claims alleging infringement of intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

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

On February 10, 2004, Vertex entered into a Dealer Manager Agreement with UBS Securities LLC in connection with the exchange of approximately $153.1 million of 2011 Notes for approximately $153.1 million of 2007 Notes. On September 13, 2004, the Company entered into a second Dealer Manager Agreement with UBS Securities in connection with the exchange of approximately $79.3 million of 2011 Notes for approximately $79.3 million of 2007 Notes. Each of the Dealer Manager Agreements requires the Company to indemnify UBS Securities against any loss UBS Securities may suffer by reason of the Company’s breach of representations and warranties relating to the exchanges of the convertible notes, the Company’s failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the materials provided to potential investors in the 2011 Notes, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the exchanges. The representations, warranties and covenants in the Dealer Manager Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification obligations is minimal.

On June 7, 2005, the Company entered into a Purchase Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of the several underwriters named therein, relating to the Company’s 2005 public offering of common stock. The Purchase Agreement requires the Company to indemnify the underwriters against any loss they may suffer by reason of the Company’s breach of representations and warranties relating to that public offering, the Company’s failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the prospectus used in connection with that offering, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the offering. The representations, warranties and covenants in the Purchase Agreement are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification obligations is minimal.

10.          Contingencies

The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On December 17, 2003, a purported class action, Marguerite Sacchetti v. James C. Blair et al., was filed in the Superior Court of the State of California, County of San Diego, naming as defendants all of the directors of Aurora who approved the merger of Aurora and Vertex, which closed in July 2001. The plaintiffs claim that Aurora's directors breached their fiduciary duty to Aurora by, among other things, negligently conducting a due diligence examination of Vertex by failing to discover alleged problems with VX-745, a Vertex drug candidate that was the subject of a development program which was terminated by Vertex in September 2001. Vertex has certain indemnity obligations to Aurora's directors under the terms of the merger agreement between Vertex and Aurora.  This case was dismissed with prejudice in the first quarter of 2006 in connection with a settlement that resulted in payment to the plaintiff by the defendants’ directors’ and officers’ liability insurer of under $200,000.

11.          New Accounting Pronouncements

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections (“FAS 154”). FAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or the cumulative effect of the change. The Company adopted FAS 154 beginning on January 1, 2006; its adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance for determining when investments in certain debt and equity securities are considered impaired, whether an impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company adopted FSP FAS 115-1 in the first quarter of 2006. Adoption of FSP FAS 115-1 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Item 2.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biotechnology company in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. We have built a drug discovery capability that integrates biology, chemistry, biophysics, automation and information technologies, with a goal of making the drug discovery process more efficient and productive. Two Vertex-discovered compounds for the treatment of HIV infection, fosamprenavir calcium (marketed as Lexiva in the United States and Telzir in Europe) and amprenavir (marketed as Agenerase) have reached the market. We have a number of drug candidates in development, including compounds targeting hepatitis C virus (“HCV”) infection, rheumatoid arthritis (“RA”), cystic fibrosis, cancer, pain and HIV infection. Our corporate strategy is to retain principal responsibility for the development and commercialization of some of our proprietary drug candidates in certain major markets, concentrating a significant part of our overall development and commercialization resources on those drug candidates once we select them. We intend to rely on collaborators to develop and commercialize certain of our other drug candidates either worldwide or in markets upon which we are not currently focused. We are concentrating most of our drug development resources at the present time on three compounds: VX-950 for the treatment of HCV infection, VX-702 for the treatment of RA and VX-770 for the treatment of cystic fibrosis.

Drug Discovery and Development

Discovery and development of a new pharmaceutical product is a lengthy and resource-intensive process, which may take 10 to 15 years or more. Throughout this entire process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a proposed drug candidate should be approved for marketing. The toxicity characteristics and profile of drug candidates at varying dose levels administered for varying periods of time also are monitored continually and evaluated during the nonclinical and clinical development process. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, and most drug candidates that do advance into formal development never become commercial products. A drug candidate’s failure to progress or advance may be the result of any one or more of a wide range of adverse experimental outcomes including, for example, the lack of acceptable absorption characteristics or other physical properties, the lack of sufficient efficacy against the disease target, difficulties in developing a cost-effective manufacturing or formulation method or the discovery of toxicities or side effects that are unacceptable for the disease indication being treated.

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

Business Strategy

We have elected to diversify our research and development activities across a relatively broad array of investment opportunities, due in part to the high risks associated with the biotechnology and pharmaceutical business. We plan to expend significant resources on development and commercialization of some of our drug product candidates in certain markets, and rely on collaborators to develop and commercialize certain of our other drug candidates either worldwide or in markets upon which we are not currently focused. This diversification strategy requires more significant financial resources than would be required if we pursued a more limited approach.

Because we have incurred losses from our inception and expect to incur losses for the foreseeable future, we are dependent in large part on our continued ability to raise significant funding to finance our discovery and development operations and our overhead and to meet our long term contractual commitments and obligations. In the past, we have secured funds principally through capital market transactions, strategic collaborative agreements, proceeds from the disposition of assets, investment income and the issuance of stock under our employee benefit programs. At March 31, 2006, we had $378.8 million of cash, cash equivalents and available-for-sale securities, $42.1 million in principal amount of 5% Convertible Subordinated Notes due 2007 (the “2007 Notes”) and $118.0 million in principal amount of 5.75% Convertible Senior Subordinated Notes due 2011 (the “2011 Notes”).

Collaborations and Collaborative Revenues

Collaborations have been and will continue to be an important component of our business strategy. In January 2006, we amended our agreement with Cystic Fibrosis Foundation Therapeutics Incorporated (“CFFT”) to extend CFFT’s funding for our research directed toward compounds that might affect the cystic fibrosis transmembrane regulator (“CFTR”) protein through the first quarter of 2008. In March 2006, we further amended the agreement with CFFT to provide up to $13.3 million in funding from CFFT to accelerate the development of VX-770, our CFTR “potentiator” compound, through the fourth quarter of 2007. We retain the right to develop and commercialize VX-770 and any other compounds discovered in the research collaboration, and will pay royalties to CFFT upon the commercialization of any compounds discovered under the collaboration.

Our financial guidance for 2006, set forth below, reflects a significant increase in revenues over 2005 levels, an important part of which is anticipated revenue from new collaborations that we believe we could enter into this year. These anticipated new collaborative revenues will be important in offsetting the loss of revenues as certain of our existing collaborations expire in 2006. Our research collaboration with Novartis concluded in April 2006. Our research collaboration with Merck is scheduled to conclude in  June 2006. Revenue recognized from our Merck and Novartis collaborations accounted for approximately 61% of our total collaborative research and development revenue in 2005. We may continue to realize revenue from these collaborations beyond their research term in the form of milestone payments that may be earned if product candidates proceed successfully through development, and royalties on sales of any resulting drugs. We believe that the intellectual property rights we may retain from these collaborations, as well as the value we have built in our other research and development programs, may help us initiate other collaborative opportunities. Based on our perception of the level of interest in certain of our programs among some potential collaborators, we believe that we could enter into additional collaborative agreements in 2006 that would be material to our business. Our business development priorities include new collaborations to support development and commercialization of VX-950 outside North America and to assist us with the development and commercialization of VX-702. Our pipeline also includes other potential drug candidates that we may choose to develop with or through a collaborator, as we maintain focus on our core product candidates. We may also seek collaborators for research programs.

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

VX-950

In February 2006, we announced preliminary results from a 12-patient, 28-day Phase II trial of VX-950 in combination with pegylated interferon and ribavirin. In this trial, 12 of 12 patients had plasma HCV RNA levels below the limits of detection (<10 IU/mL) of a highly sensitive assay (Roche TaqMan®) at the end of 28 days of VX-950 dosing. Beginning in the second quarter of 2006, we plan to initiate a global Phase II program in the U.S. and Europe that will dose more than 500 genotype 1 HCV treatment-naïve patients with VX-950. Key objectives of this development program will be an evaluation of the optimal sustained viral response rate that can be achieved with VX-950 therapy in combination with the standard of care, an evaluation of the optimal treatment duration for VX-950, and an evaluation of the role of ribavirin in VX-950-based therapy. In these clinical trials, we expect to evaluate 12-week combination regimens of VX-950 in treatment-naïve patients, including regimens involving various durations of pegylated interferon and ribavirin follow-on therapy as well as regimens involving no additional therapy. As part of this broad Phase II program, we plan to conduct a major trial in HCV patients who have failed prior interferon-based treatment.

VX-702

In March 2006, we obtained preliminary results from our three-month Phase II 315-patient trial of VX-702, our p38 MAP kinase inhibitor for the treatment of RA (the “VeRA” trial). A total of 278 patients completed 12 weeks of treatment in this double-blind, randomized and placebo-controlled trial. The trial was conducted at more than 40 centers in Eastern and Central Europe. At the end of 12 weeks, patients completed dosing with VX-702 and were evaluated for improvement in clinical signs and symptoms according to American College of Rheumatology (“ACR”) criteria (“ACR20”), a standardized measure based on a patient’s attainment of at least a 20% improvement in ACR-specified indicators of RA activity. Preliminary analyses indicate that treatment with VX-702 in the VeRA trial led to a dose-dependent, statistically significant increase in week 12 ACR20 response rates, and thus VX-702 met the primary endpoint of the clinical trial. We currently are conducting ongoing analyses of additional clinical measures and biomarkers. We expect to initiate a three or six-month Phase II clinical trial of VX-702 on a background of methotrexate in patients with RA in the second half of 2006.

VX-770

We expect to begin clinical development of VX-770, our CFTR potentiator compound, in the United States in the second quarter of 2006 under a currently open investigational new drug (“IND”) filing.

VX-680

In April 2006, our collaborator, Merck, commenced a Phase II clinical trial of VX-680, an Aurora-kinase inhibitor for the treatment of cancer. Merck is currently enrolling patients with advanced colorectal cancer in a Phase II extension of a previous Phase I clinical study. We expect Merck to begin a Phase II clinical study of VX-680 in patients with advanced lung cancer in 2006. In connection with the initiation of these Phase II trials, we received a $10 million milestone payment from Merck in March 2006.

Manufacturing and Supply Chain

We are focused on implementing the necessary infrastructure and procedures for manufacturing and supplying drug products containing VX-950, VX-702 and VX-770 for clinical trials and ultimately for the commercial market. We currently are making a significant investment in our supply chain management, to ensure timely delivery of drug product in accordance with all applicable regulatory guidelines. We do not currently plan to manufacture VX-950, VX-702 or VX-770 ourselves. We rely on networks of third party manufacturers and suppliers worldwide to provide raw materials and to synthesize, tablet, and package our drug candidates for clinical trials. We currently expect that we will continue to outsource for our commercial supply requirements for our potential products. We monitor our third party manufacturers’ and suppliers’ capabilities to assess their ability to meet our needs efficiently and economically. However, there are a number of factors outside our control that could delay the completion of a clinical trial or compromise its results, causing a delay in the anticipated launch of a commercial product. In addition, our significant supply chain investment could be at risk if we do not obtain favorable results in the clinical trials for any of VX-950, VX-702 or VX-770.

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

Revenues:   We expect that the Company’s revenue will be in the range of $210 to $235 million in 2006.

Research and Development (“R&D”) Expense:   We expect that R&D expense will be in the range of $350 to $370 million for 2006, including approximately $28 million of stock-based compensation expense.

Sales, General and Administrative (“SG&A”) Expense:   We expect our SG&A expense will be in the range of $55 to $60 million for 2006, including approximately $6 million of stock-based compensation expense.

Cash, Cash Equivalents and Available-for-Sale Securities:   We expect cash, cash equivalents and available-for-sale securities to be in excess of $300 million at the end of 2006.

The financial measures set forth above are forward-looking and are subject to risks and uncertainties that could cause our actual results to vary materially, including the risks and uncertainties that we describe in “Risk Factors” in Item 1A of our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2006, and in the section below entitled “Forward-Looking Statements.”

Liquidity and Capital Resources

We have incurred operating losses since our inception and historically have financed our operations principally through public and private offerings of our equity and debt securities, strategic collaborative agreements that include research and development funding, development milestones and royalties on the sales of products, proceeds from the disposition of assets, investment income and proceeds from the issuance of stock under our employee benefit programs.

At March 31, 2006, we had cash, cash equivalents and available-for-sale securities of $378.8 million, a decrease of $28.7 million from $407.5 million at December 31, 2005. The decrease is primarily the result of expenses relating to the Company’s clinical development activities, offset by approximately $22.3 million from the issuance of common stock under our employee benefit plans. Expenditures for property and equipment during the first quarter of 2006 were $7.5 million.

At March 31, 2006, we had approximately $42.1 million in aggregate principal amount of 2007 Notes and approximately $118.0 million in aggregate principal amount of 2011 Notes outstanding. The 2011 Notes are convertible into common stock at the option of the holder at a price equal to $14.94 per share, subject to adjustment under certain circumstances. The 2007 Notes are convertible into common stock at the option of the holder at a price equal to $92.26 per share, subject to adjustment under certain circumstances.

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

As part of our strategy for managing our capital structure, we have from time to time adjusted the amount and maturity of our debt obligations through new issues, privately negotiated transactions and market purchases, depending on market conditions and our perceived needs at the time. During 2006, we expect to continue pursuing a general financial strategy that may lead us to undertake one or more additional capital transactions. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past.

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

There have been no significant changes to our commitments and obligations as reported in our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2006.

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

We believe that the application of the accounting policies for restructuring and other expense, revenue recognition, research and development expenses, investments and stock based compensation, all of which are important to our financial condition and results of operations, require significant judgments and estimates on the part of management. Our accounting polices, including the ones discussed below, are more fully described in Note B, “Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2006.

Restructuring Expense

We record liabilities associated with restructuring activities based on estimates of fair value in the period the liabilities are incurred, in accordance with FAS 146. As prescribed by FAS 146, we use a probability-weighted discounted cash-flow analysis to calculate the amount of the liability. The probability-weighted discounted cash-flow analysis is based on management’s assumptions and estimates of our ongoing lease obligations, including contractual rental commitments, build-out commitments and building operating costs, and estimates of income from subleases, based on the term and timing of such subleases. We discount the estimated cash flows using a discount rate of approximately 10%. These cash flow estimates are reviewed and may be adjusted in subsequent periods. Adjustments are based, among other things, on management’s assessment of changes in factors underlying the estimates. Because our estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate will increase simply as a result of the passage of time, even if all other factors remain unchanged.

Our estimates of our restructuring liability have changed in the past, and it is possible that our assumptions and estimates will change in the future, resulting in additional adjustments to the amount of the estimated liability. The effect of any such adjustments could be material. For example, we currently have two subleases for portions of the Kendall Square Facility with terms of six and seven years, respectively, and we have made certain estimates and assumptions relating to future sublease terms following the expiration of the current subleases. Market variability may require adjustments to those assumptions in the future. We will review our assumptions and judgments related to the lease restructuring on at least a quarterly basis until the Kendall Square lease is terminated or expires, and make whatever modifications we believe are necessary, based on our best judgment, to reflect any changed circumstances.

The accrual for restructuring expense of $41.7 million at March 31, 2006 is related to the portion of the Kendall Square Facility that we do not intend to occupy. This estimate represents our best judgment of the assumptions and estimates most appropriate in measuring the ongoing obligation.

Revenue Recognition

We recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) and for revenue arrangements entered into after June 30, 2003, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

Our revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of the agreements typically include payment to us of non-refundable up-front license fees, funding of research and development efforts, milestone payments and/or royalties on product sales.

Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). The consideration received is allocated among the separate units based on each unit’s fair value or the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

We recognize revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the research or development term. Research and development funding is recognized as earned, ratably over the period of effort.

Substantive milestones realized in collaboration arrangements are recognized as earned when the corresponding payment is reasonably assured, subject to the following policies in those circumstances where we have obligations remaining after achievement of the milestone:

•       In those circumstances where collection of a substantive milestone is reasonably assured, we have remaining obligations to perform under the collaboration arrangements and we have evidence of fair value for our remaining obligations, we consider the milestone payment and the remaining obligations to be separate units of accounting. In these circumstances, we use the residual method under EITF 00-21, Revenue Arrangements with Multiple Deliverables to allocate revenue among the milestones and the remaining obligations.

•       In those circumstances where collection of a substantive milestone is reasonably assured, we have remaining obligations to perform under the collaboration arrangement, and we do not have sufficient evidence of fair value for our remaining obligations, we consider the milestone payment and the remaining obligations on the contract as a single unit of accounting. In those circumstances where the collaboration does not require specific deliverables at specific times or at the end of the contract term, but rather our obligations are satisfied over a period of time, substantive milestones are recognized over the period of performance. This typically results in a portion of the milestone payment being recognized as revenue at the date the milestone is achieved equal to the applicable percentage of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized over the remaining period of performance.

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

Altus Investment

Altus Pharmaceuticals, Inc. completed an initial public offering in January 2006. We own 817,749 shares of common stock and warrants to purchase 1,962,494 shares of common stock. In addition, we hold 450,000 shares of redeemable preferred stock, which are not convertible into common stock and which are redeemable at our option on or after December 31, 2010, or by Altus at any time. We are restricted from trading Altus securities for a period of six months following the initial public offering.

As a result of the public offering, at March 31, 2006, the common stock is classified as an available-for-sale investment and is recorded at fair value, based on quoted market prices, with unrealized gains and losses included as a component of accumulated other comprehensive income, which is a separate component of stockholders’ equity, until such gains and losses are realized. At March 31, 2006, the fair market value of the Altus common stock investment was $17.9 million, with a cost value of $4.0 million.

We have continued to account for the warrants under the cost method of accounting until the end of the restricted trading period, at which time the warrants will be classified as derivatives. Gains or losses on the fair market value of the warrants, as derivatives, will be included in the consolidated statements of operations. We will continue to account for the redeemable preferred stock under the cost method of accounting.

We continue to assess the Altus warrants and  redeemable preferred stock on a quarterly basis to determine if there has been any estimated decrease in the fair value of that investment below the $14.8 million carrying value that might require us to write down the cost basis of the investment. If any adjustment to the fair value of an investment reflects a decline in the value of that investment below its cost, we consider the evidence available to us, including the duration and extent to which the decline is other-than-temporary. If the decline is considered other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in the consolidated statements of operations. We have not identified facts or circumstances which would cause us to determine that the investment basis of our interest in Altus should be changed.

Stock-based compensation

We adopted the provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share-Based Payments” (“FAS 123(R)”), on January 1, 2006. FAS 123(R) requires us to measure compensation cost of stock-based compensation at the grant date, based on the fair value of the award, and to recognize that cost as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). We elected to adopt the modified prospective transition method as provided by FAS 123(R) and accordingly, financial statement amounts for the periods prior to January 1, 2006 that are presented in this Form 10-Q have not been restated to reflect the fair value method.

Under FAS 123(R), we determine the fair value of awarded stock options and ESPP shares using the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make certain assumptions and estimates concerning our stock price volatility, the rate of return of risk-free investments, the anticipated term of the awards, and our anticipated dividends. In determining the amount of expense to be recorded, judgment is also required to estimate forfeiture rates for awards based on the probability that employees will complete the required service period. If actual forfeitures differ significantly from our estimates, our results could be materially impacted.

Results of Operations

Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

Our net loss for the three months ended March 31, 2006 was $50,087,000, or $0.47 per basic and diluted common share, compared to net loss of $44,720,000, or $0.56 per basic and diluted common share for the three months ended March 31, 2005. Included in the net loss for the quarter ended March 31, 2006 is stock-based compensation expense of $8,125,000, restructuring expense of $767,000 and the effect of a cumulative benefit of accounting change of $1,046,000, related to the adoption of FAS 123(R). Included in the net loss for the quarter ended March 31, 2005 is stock-based compensation expense of $1,031,000 and restructuring expense of $1,914,000. Although revenue increased during the three months ended March 31, 2006 as compared to the same period in 2005, it was offset by increased development expense related to our proprietary drug candidates. The decrease in the net loss per share is a result of an increase in the weighted-average number common shares outstanding for the three months ended March 31, 2006 compared with the same period in 2005.

Revenues

Total revenues increased $10,481,000 to $39,087,000 for the three months ended March 31, 2006, compared to $28,606,000 for the three months ended March 31, 2005. In the first quarter of 2006, revenue was comprised of $9,179,000 in royalties and $29,908,000 in collaborative research and development revenue. In the first quarter of 2005, revenue was comprised of $6,153,000 in royalties and $22,453,000 in collaborative research and development revenue.

Royalties consist principally of Lexiva/Telzir royalty revenue, based on actual and estimated worldwide net sales. We began earning royalties on sales of Lexiva in the United States in the fourth quarter of 2003 and on Telzir in the European Union in third quarter of 2004. The increase in royalty revenue is due to the increase in Lexiva/Telzir sales. In 2005, Lexiva/Telzir largely replaced Agenerase in worldwide markets. As a result, we do not anticipate that we will recognize significant revenue from sales of Agenerase in the future. We pay a royalty to a third party on sales of Agenerase and Lexiva/Telzir.

Collaborative research and development revenue increased $7,455,000, or 33%, for the three months ended March 31, 2006, as compared with the same period in 2005. The increase includes approximately $8.8 million of milestone revenue from Merck for the initiation of Phase II development of VX-680.

Costs and Expenses

Research and development expenses increased $17,767,000, or 31%, to $75,202,000, for the three months ended March 31, 2006 from $57,435,000 for the same period in 2005. The increase in research and development expenses was driven primarily by investment in our clinical development programs for VX-950 and VX-702 as well as an increase in stock-based compensation expense of $5,569,000 a result of the adoption of FAS 123(R). Development expenses accounted for 65%, or $11,497,000, of the aggregate increase in research and development expenses.

Research and development expenses consist primarily of salary and benefits, laboratory supplies, contractual services and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005	$ Change	% Change
Research Expenses:
Salary and benefits	$14,707	$10,077	$4,630	46%
Laboratory supplies and other direct expenses	5,901	5,594	307	5%
Contractual services	1,809	1,761	48	3%
Infrastructure costs	13,855	12,570	1,285	10%
Total research expenses	$36,272	$30,002	$6,270
Development Expenses:
Salary and benefits	$11,788	$6,259	$5,529	88%
Laboratory supplies and other direct expenses	3,835	2,066	1,769	86%
Contractual services	15,659	12,898	2,761	21%
Infrastructure costs	7,648	6,210	1,438	23%
Total development expenses	$38,930	$27,433	$11,497
Total Research and Development Expenses:
Salary and benefits	$26,495	$16,336	$10,159	62%
Laboratory supplies and other direct expenses	9,736	7,660	2,076	27%
Contractual services	17,468	14,659	2,809	19%
Infrastructure costs	21,503	18,780	2,723	14%
Total research and development expenses	$75,202	$57,435	$17,767

Sales, general and administrative expenses increased to $12,879,000, including $1,719,000 of stock-based compensation, for the three months ended March 31, 2006, compared to $9,627,000, including $194,000 of stock-based compensation, for the same period in 2005.

Restructuring expense for the three months ended March 31, 2006 was $767,000 compared to a restructuring expense for the three months ended March 31, 2005 of $1,914,000. The charge in both periods resulted primarily from an imputed interest cost related to the restructuring accrual.

The activity related to the restructuring accrual and related expense for the three months ended March 31, 2006 is as follows (in thousands):

		Cash	Cash received
	Accrual as of	Payment,	from subleases,	Charge,	Accrual as of
	Dec. 31,	first quarter	first quarter	first quarter	Mar. 31,
	2005	2006	2006	2006	2006
Lease restructuring expense	$42,982	$(3,980)	$1,950	$767	$41,719

The activity related to the restructuring accrual and related expense for the three months ended March 31, 2005 is as follows (in thousands):

		Cash
		Payments,	Cash received	Charge,
	Accrual as of	first	from subleases,	first	Accrual as of
	Dec. 31,	quarter	first quarter	quarter	Mar. 31,
	2004	2005	2005	2005	2005
Lease restructuring expense	$55,843	$(5,775)	$323	$1,914	$52,305

Interest income increased $1,661,000, or 72%, to $3,980,000 for the three months ended March 31, 2006 from $2,319,000 for the three months ended March 31, 2005. The increase is a result of higher portfolio yields.

Interest expense decreased $2,282,000, or 49%, to $2,357,000 for the three months ended March 31, 2006 from $4,639,000 for the three months ended March 31, 2005. The decrease resulted from our reduction of outstanding debt in 2005.

Pursuant to the adoption of FAS 123(R), stock-based compensation expense is recognized over the service period, including an estimate of awards that will be forfeited.  Previously, we recorded the impact of forfeitures as they occurred.  In connection with the adoption of FAS 123(R) during the first quarter of fiscal year 2006, we recorded a $1,046,000 benefit from the cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred to estimating forfeitures during the service period.

As of March 31, 2006, there was $70,000,000 of unrecognized compensation cost, net of forfeitures, related to stock-based awards granted under the Stock and Option Plans.  That cost is expected to be recognized over a weighted-average period of 2.82 years.

New Accounting Pronouncements

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections (“FAS 154”).” FAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or the cumulative effect of the change. We adopted FAS 154 beginning on January 1, 2006; its adoption did not have a material impact on the our consolidated financial statements.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether an impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We adopted FSP FAS 115-1 in the first quarter of 2006. Adoption of FSP FAS 115-1 did not have a material impact on our consolidated results of operations or financial condition.

Forward-Looking Statements

Our disclosure in this Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements give our current expectations or present forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe” and other words and phrases of similar meaning in connection with any discussion of future operating or financial performance. In particular, these statements include forward-looking statements about our business, including our expectations that:

•       we will incur a substantial loss for the year ending December 31, 2006;

•       the estimates and assumptions used in determining the value of stock-based compensation under FAS 123(R), including assumptions relating to future stock volatility, award forfeiture rates and employee behavior, will prove accurate;

•       the estimates and assumptions used in evaluating the future obligations arising from the Kendall Square lease, including assumptions relating the costs to be incurred to satisfy our build out requirements under the lease, the time necessary to sublease the space, projected sublease rental rates and the duration of future subleases, will prove accurate;

•       we will rely on collaborators to develop and commercialize certain of our other drug candidates either worldwide or in markets upon which we are not currently focused;

•       the timing of our drug development activities will be as set forth in this Quarterly Report;

•       collaborations have been and will continue to be an important component of our business strategy;

•       we could enter into new collaborations in this year that could be material to our business, which would be important in offsetting the loss of revenues from our research collaborations which will expire in 2006;

•       we could continue to receive payments from these collaborations beyond their research term in the form of milestone payments that may be earned if product candidates proceed successfully through development and royalties on sales of any resulting drugs;

•       we may choose to develop some of our drug candidates with or through a collaborator, as we maintain focus on our core product candidates;

•       we may seek collaborators for our research programs;

•       our research and development expense for 2006 will be in the range of $350 million to $370 million including approximately $28 million of stock-based compensation expense;

•       our increased clinical investment will be as a result of our investment in our core programs;

•       we will continue to evaluate and prioritize investment in our clinical development programs based on the emergence of new clinical and nonclinical data in each program in 2006 and in subsequent years;

•       beginning in the second quarter of 2006, we will initiate Phase II trials in the United States and Europe that will dose more than 500 genotype 1 HCV patients with VX-950;

•       we will evaluate 12-week combination regimens of VX-950 in treatment-naïve patients, including regimens involving various durations of pegylated interferon and ribavirin follow-on therapy as well as regimens involving no additional therapy;

•       we will conduct a major trial of VX-950 in HCV patients who have failed prior interferon-based treatment;

•       we will initiate a three or six-month Phase II clinical trial of VX-702 on a background of methotrexate in patients with rheumatoid arthritis in the second half of 2006;

•       we will begin clinical development of VX-770, our CFTR protentiator compound, in the United States in the second quarter of 2006;

•       Merck will begin a Phase II clinical trial of VX-680 in patients with advanced lung cancer in 2006;

•       we will continue to outsource for our commercial supply requirements for our potential products;

•       our net loss for 2006 will be in the range of $205 to $225 million, including an estimated $34 million in stock-based compensation expense and an estimated $6 million of restructuring expense as a result of imputed interest charges relating to the restructuring accrual;

•       our revenue will be in the range of $210 to $235 million in 2006;

•       our SG&A expense will be in the range of $55 to $60 million for 2006, including approximately $6 million of stock-based compensation expense;

•       our cash, cash equivalents and available-for-sale securities to be in excess of $300 million at the end of 2006;

•       we will continue to make significant investments in our pipeline, particularly in clinical trials for certain of our product candidates, in our ion channel and kinase discovery efforts and in our effort to prepare for potential registration, regulatory approval and commercial launch of our existing and future product candidates;

•       we will incur losses on a quarterly and annual basis for the foreseeable future;

•       we will continue pursuing a general financial strategy that may lead us to undertake one or more additional capital transactions, which may or may not be similar to transactions in which we have engaged in the past; and

•       we will continue to manage our capital structure and consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile.

Any or all of our forward-looking statements in this Quarterly Report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report will be important in determining future results. While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, the risk that (1) any one or more of our internal drug development programs or our development programs with collaborators will not proceed as planned for technical, scientific or commercial reasons, due to U.S. Food and Drug Administration disagreement on trial designs, due to patient enrollment issues, or due to judgments based on new information from non-clinical studies or clinical trials or from other sources, (2) one or more of our assumptions underlying our revenue expectations or our expense expectations will not be realized, (3)  we will be unable to realize one or more of our financial objectives for 2006 due to unexpected and costly program delays (including delays due to regulatory action or lack of action) or any number of other financial, technical or collaboration considerations, (4) unexpected costs associated with one or more of our programs will necessitate a reduction in our investment in other programs or a change in our financial projections, (5) future competitive or other market factors may adversely impact the commercial potential for our product candidates in HCV and inflammation and other areas, (6) due to scientific, medical or technical developments, our drug discovery efforts will not ultimately result in commercial products or assets that can generate revenue, (7) we will be unable to enter into new collaborative relationships to support our research and development programs on acceptable terms, or at all, (8) the key estimates and assumptions underlying our forward-looking statements will turn out to be incorrect or not reflective of changing scientific knowledge or business conditions in the future, as well as other risks set forth under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2006 and updated on this Quarterly Report on Form 10-Q, which are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us. Consequently, no forward-looking statement can be guaranteed. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of March 31, 2006, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In designing and evaluating our disclosure controls and procedures, our Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1A.                Risk Factors

Information regarding risk factors appears in Item 1A of our 2005 Annual Report on Form 10-K, which was filed with the Commission on March 16, 2006. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

Item 6.                        Exhibits

Exhibit No.	Description
10.1	Amendment No. 2 to Research, Development and Commercialization Agreement, as of January 1, 2006, between Vertex and Cystic Fibrosis Foundation Therapeutics Incorporated. †
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                    Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2006	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH
Ian F. Smith
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 2 to Research, Development and Commercialization Agreement, as of January 1, 2006, between Vertex and Cystic Fibrosis Foundation Therapeutics Incorporated. †
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                    Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.