Form 10-Q
period 2006-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2006-08-09
CIK 875320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	111,801,481
Class	Outstanding at August 7, 2006

Vertex Pharmaceuticals Incorporated

Form 10-Q

For the Quarter Ended June 30, 2006

Part I. Financial Information

Item 1.                        Condensed Consolidated Financial Statements

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$41,430	$78,045
Marketable securities, available for sale	220,911	283,112
Accounts receivable	183,668	20,595
Prepaid expenses	6,580	3,303
Total current assets	452,589	385,055
Marketable securities, available for sale	53,523	46,353
Restricted cash	41,482	41,482
Property and equipment, net	59,971	54,533
Investments	14,849	18,863
Other assets	3,064	2,712
Total assets	$625,478	$548,998
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,277	$6,210
Accrued expenses and other current liabilities	46,480	42,061
Accrued interest	3,185	3,184
Deferred revenue	42,931	31,449
Accrued restructuring expense	7,862	14,351
Other obligations	—	2,988
Total current liabilities	108,735	100,243
Accrued restructuring expense, excluding current portion	28,416	28,631
Collaborator development loan	19,997	19,997
Deferred revenue, excluding current portion	133,239	851
Convertible subordinated notes (due September 2007)	42,102	42,102
Convertible senior subordinated notes (due February 2011)	117,993	117,998
Total liabilities	450,482	309,822
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 110,600,314 and 108,153,149 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1,089	1,081
Additional paid-in capital	1,282,984	1,243,960
Deferred compensation, net	—	(13,408)
Accumulated other comprehensive income (loss)	8,252	(2,873)
Accumulated deficit	(1,117,329)	(989,584)
Total stockholders’ equity	174,996	239,176
Total liabilities and stockholders’ equity	$625,478	$548,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Royalties	$9,005	$7,467	$18,184	$13,620
Collaborative and other research and development revenues	20,721	24,854	50,629	47,307
Total revenues	29,726	32,321	68,813	60,927
Costs and expenses:
Royalty payments	2,885	2,489	5,880	4,519
Research and development(1)	91,250	59,357	166,452	116,792
Sales, general and administrative(1)	14,370	10,814	27,249	20,441
Restructuring expense/(credit)	443	(1,743)	1,210	171
Total costs and expenses	108,948	70,917	200,791	141,923
Loss from operations	(79,222)	(38,596)	(131,978)	(80,996)
Interest income	3,921	2,247	7,901	4,566
Interest expense	(2,357)	(4,639)	(4,714)	(9,278)
Loss from continuing operations before cumulative effect of a change in accounting principle	(77,658)	(40,988)	(128,791)	(85,708)
Cumulative effect of a change in accounting principle—FAS 123(R)*	—	—	1,046	—
Net loss	(77,658)	$(40,988)	(127,745)	$(85,708)
Basic and diluted net loss from continuing operations per common share	$(0.72)	$(0.50)	$(1.19)	$(1.06)
Basic and diluted cumulative effect of a change in accounting principle per common share	—	—	0.01	—
Basic and diluted net loss per common share	$(0.72)	$(0.50)	$(1.18)	$(1.06)
Basic and diluted weighted average number of common shares outstanding	108,523	82,274	107,985	80,859

(1)       Includes the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Research and development	$9,755	$927	$16,161	$1,764
Sales, general and administrative	1,892	202	3,611	396
Total	$11,647	$1,129	$19,772	$2,160

*                 The Company adopted Financial Accounting Standards Board Statement No. 123 (R), “Share-Based Payments”, using a modified prospective method. See Note 3 to the Condensed Consolidated Financial Statements, “Stock-based Compensation”, for further detail.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(127,745)	$(85,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,059	13,371
Non-cash stock-based compensation expense under FAS 123(R)	19,772	—
Other non-cash based compensation expense	1,793	3,651
Cumulative effect of a change in accounting principle	(1,046)	—
Realized loss on marketable securities	—	53
Loss on disposal of property and equipment	2	272
Changes in operating assets and liabilities:
Accounts receivable	1,927	(2,050)
Prepaid expenses	(3,277)	(2,262)
Accounts payable	2,067	2,769
Accrued expenses and other liabilities	1,591	(6,571)
Accrued restructuring expense	(6,704)	(12,030)
Accrued interest	1	406
Deferred revenue	(21,130)	(20,641)
Net cash used in operating activities	(119,690)	(108,740)
Cash flows from investing activities:
Purchase of marketable securities	(93,370)	(48,685)
Sales and maturities of marketable securities	163,292	133,897
Expenditures for property and equipment	(18,232)	(7,383)
Restricted cash	—	840
Investments and other assets	(572)	48
Net cash provided by investing activities	51,118	78,717
Cash flows from financing activities:
Issuances of common stock from employee benefit plans, net	31,927	4,715
Issuances of common stock from stock offering, net	—	165,331
Debt exchange costs	(218)	—
Net cash provided by financing activities	31,709	170,046
Effect of changes in exchange rates on cash	248	(334)
Net increase (decrease) in cash and cash equivalents	(36,615)	139,689
Cash and cash equivalents—beginning of period	78,045	55,006
Cash and cash equivalents—end of period	41,430	$194,695
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,445	$8,341

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2006 and 2005.

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

	At June 30,
	2006	2005
Stock options	14,617	16,133
Weighted-average exercise price, per share	$25.30	$22.02
Convertible notes	8,354	16,454
Weighted-average conversion price, per share	$19.16	$19.15
Unvested restricted shares	1,739	1,598

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

Research and Development

All research and development costs, including amounts funded by research collaborators, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits; laboratory supplies; contract services, including clinical trial costs; and infrastructure costs, including facilities costs and depreciation. The Company’s collaborators have funded portions of the Company’s research and development programs related to specific drug candidates and research targets, including, in 2006, VX-950 (telaprevir), VX-702, VX-770, kinases, and certain cystic fibrosis research targets, and, in 2005, VX-950 (telaprevir), VX-702, kinases, and certain cystic fibrosis research targets.

The following table details the research and development expenses for collaborator-sponsored and Company-sponsored programs for the three months ended June 30, 2006 and 2005 (in thousands):

	For the Three Months Ended June 30, 2006			For the Three Months Ended June 30, 2005
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored Programs	$9,612	$41,652	$51,264	$16,976	$14,814	$31,790
Company-sponsored Programs	26,809	13,177	39,986	12,836	14,731	27,567
Total	$36,421	$54,829	$91,250	$29,812	$29,545	$59,357

The total research and development expense for the three months ended June 30, 2006 and 2005 includes $9.8 million and $0.9 million, respectively, of stock-based compensation expense. The following table details the research and development expenses for collaborator-sponsored and Company-sponsored programs for the six months ended June 30, 2006 and 2005 (in thousands):

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored Programs	$29,153	$70,830	$99,983	$33,428	$26,431	$59,859
Company-sponsored Programs	43,540	22,929	66,469	26,386	30,547	56,933
Total	$72,693	$93,759	$166,452	$59,814	$56,978	$116,792

The total research and development expense for the six months ended June 30, 2006 and 2005 includes $16.2 million and $1.8 million, respectively, of stock-based compensation expense.

Restructuring Expense

The Company records costs and liabilities associated with exit and disposal activities, as defined in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), at fair value in the period the liability is incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period.

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

3.                 Stock-based Compensation

At June 30, 2006, the Company had four stock-based employee compensation plans: the 1991 Stock Option Plan (the “1991 Plan”), the 1994 Stock and Option Plan (the “1994 Plan”), the 1996 Stock and Option Plan (the “1996 Plan”) and the 2006 Stock and Option Plan (the “2006 Plan”, and together with the 1991 Plan, the 1994 Plan, and the 1996 Plan, collectively, the “Stock and Option Plans”), and one Employee Stock Purchase Plan (the “ESPP”). Pursuant to the Stock and Option Plans, the Company may issue restricted stock and options to its directors, employees and consultants for services. Each option granted under the Stock and Option Plans has an exercise price equal to the market value of the underlying common stock on the date of grant. The price per share of restricted stock granted to employees is equal to $0.01, the par value of the Company’s common stock. Vesting of options and restricted stock is ratable over specified periods, generally four or five years, and is determined by the Management Development and Compensation Committee of the Company’s Board of Directors. All options awarded under the Stock and Option Plans expire not more than ten years from the grant date. Pursuant to the ESPP, participating employees may periodically purchase shares of the Company’s common stock at a discount to the fair value of the stock on specified measurement dates, using funds withheld from their compensation over specified offering terms.

The Company reserved an aggregate of  8,000,000 shares under the 1991 Plan and 1994 Plan. The Company reserved 22,000,000 shares under the 1996 Plan and 7,302,380 shares under the 2006 Plan. At June 30, 2006, the Company had approximately 7,105,000 shares of common stock available for grants under the 2006 Plan, and no shares were available for  grants under the 1991 Plan, the 1994 Plan or the 1996 Plan. As of June 30, 2006, approximately 621,000 shares remained available for future purchases under the ESPP.

On January 1, 2006, Vertex adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“FAS 123(R)”), using the modified prospective method, pursuant to which the Company applies the provisions of FAS 123(R) to its consolidated financial statements on a going-forward basis. The modified prospective transition method requires the application of the accounting standard as of January 1, 2006, the first day of Vertex’s fiscal year 2006. Prior periods have not been restated. FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense using the “fair value” method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the service period, which generally is the vesting period of the award. The fair value of stock options and shares purchased pursuant to the ESPP is calculated using the Black-Scholes valuation model. The fair value of restricted stock is based on intrinsic value. The expense recognized over the service period includes an estimate of awards that will be forfeited. Prior to adoption of FAS 123(R), Vertex recorded the impact of forfeitures as they occurred. In connection with the adoption of FAS 123(R) during the first half of fiscal year 2006, Vertex recorded a $1.0 million benefit from the cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred to estimating forfeitures during the service period.

Stock-based compensation expense recognized during the first half of 2006 includes: (a) ESPP awards with offering periods commencing May 15, 2005 and November 15, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123, (b) stock options and restricted awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123, and (c) stock options and restricted stock awards granted after

December 31, 2005, based on the grant-date fair value and ESPP awards with the offering period commencing May 15, 2006, in accordance with the provisions of FAS 123(R). These amounts reflect estimated forfeitures of those awards.

The estimated fair value of Vertex’s stock-based awards, less estimated forfeitures, is amortized over the awards’ service periods on a ratable basis. No equity compensation cost was capitalized during the first half of 2006.

The effect of recording stock-based compensation for the three and six months ended June 30, 2006 was as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense by type of award:
Stock options	$9,804	$15,402
Restricted shares	1,412	3,139
ESPP	431	1,231
Total stock-based compensation	$11,647	$19,772
Effect of stock-based compensation on income by line item:
Research and development	$9,755	$16,161
Sales, general and administrative	1,892	3,611
Total stock-based compensation	$11,647	$19,772
Cumulative effect of a change in accounting principle—FAS 123(R)	—	$(1,046)
Net stock-based compensation expense included in net loss	$11,647	$18,726

As a result of the adoption of FAS 123(R):

•       the Company’s net loss from continuing operations for the three and six months ended June 30, 2006 is greater by $10.3 million and $16.1 million, respectively;

•       the Company’s net loss for the three and six months ended June 30, 2006 is greater by $10.3 million and $15.1 million, respectively; and

•       basic and diluted loss per share for the three and six months ended June 30, 2006 is greater by $0.10 and $0.14, respectively.

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

The fair values of options granted during the three and six months ended  June 30, 2006 were calculated using the following weighted-average assumptions:

	For the Three Months Ended June 30, 2006		For the Six Months Ended June 30, 2006
Expected stock price volatility	57.92%		57.26%
Expected term of options	5.64	years	5.64	years
Risk free interest rate	5.04%		4.61%
Expected annual dividends	—		—

The weighted-average valuation assumptions were determined as follows:

•                    Expected stock price volatility: In 2006, the Company changed its method of estimating expected volatility from relying exclusively on historical volatility to relying exclusively on implied volatility. Options to purchase the Company’s stock with remaining terms of greater than a year are regularly traded in the market. Expected stock price volatility is calculated using the trailing one month average of daily implied volatilities prior to grant date.

•                    Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The Company used historical data to estimate employee exercise and post-vest termination behavior. The Company believes that all groups of employees exhibit similar exercise and post-vest termination behavior and therefore does not stratify employees into multiple groups.

•                    Risk-free interest rate: The Company bases the risk-free interest rate on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the expected term assumption.

•                    Expected annual dividends: The estimate for annual dividends is $0.00, because the Company has not historically and does not intend for the foreseeable future to pay a dividend.

The following table summarizes information related to the outstanding and vested options during the six months ended June 30, 2006:

	Stock Options (in thousands)	Weighted-average exercise price	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2005	14,669	$22.84
Granted	2,060	$35.36
Exercised	(1,801)	$16.11
Forfeited	(221)	$16.64
Expired	(90)	$61.19
Outstanding at June 30, 2006	14,617	$25.30	6.09	$210,492
Exercisable at June 30, 2006	9,669	$27.08	4.92	$142,620
Exercisable and expected to vest	13,972	$25.36	5.97	$203,022

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the average of the high and low price of the Company’s common stock of $35.44 on June 30, 2006, which would have been received by option holders if all option holders had exercised their options on that date.

All options granted during the three and six months ended June 30, 2006 and 2005 were granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant and had weighted-average grant date fair values of  $19.83 and $6.35 for the three months, respectively and $20.01 and $5.38 for the six months, respectively.

The total intrinsic value of options exercised during the three months ended June 30, 2006 and 2005 was  $9.8 million and $0.9 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended June 30, 2006 and 2005 was approximately $6.7 million and $2.2 million, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was  $36.3 million and $1.0 million, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2006 and 2005 was approximately $29.0 million and $2.8 million, respectively.

The Company settles employee stock option exercises with newly issued common shares.

As of June 30, 2006, there was $47.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options granted under the Stock and Option Plans. That cost is expected to be recognized over a weighted-average period of 2.64 years.

Restricted Stock

The following table summarizes the restricted stock activity of the Company during the six months ended June 30, 2006:

	Restricted Stock	Weighted Average Grant Date Fair Value
	(Shares in thousands)	(per Share)
Outstanding at December 31, 2005	1,521	$11.02
Granted	414	$35.38
Vested	(155)	$10.09
Cancelled	(41)	$17.68
Outstanding at June 30, 2006	1,739	$16.75

The total fair value of the shares vesting during the three months ended June 30, 2006 and 2005 (measured on the date of vesting) was $0.5 million and $0.9 million, respectively. The total fair value of the shares vesting during the six months ended June 30, 2006 and 2005 (measured on the date of vesting) was $5.8 million and $1.3 million, respectively.

As of June 30, 2006, there was $17.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock granted under the Stock and Option Plans. That cost is expected to be recognized over a weighted-average period of 2.94 years.

ESPP

Vertex adopted the ESPP on July 1, 1992. The ESPP permits eligible employees to enroll in a twelve-month offering period comprising two six-month purchase periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first day of the applicable twelve-month offering period, or the last day of the applicable six-month purchase period, whichever is lower. Purchase dates under the ESPP occur on May 14 and November 14 of each year.

During the first half of 2006, the following shares were issued to employees under ESPP (shares in thousands):

Six months ended June 30, 2006
Number of shares	221
Average price paid	$13.20

The total stock-based compensation expense related to the ESPP for the three and six months ended June 30, 2006 is $0.4 million and $1.2 million, respectively. The following table reflects the weighted average assumptions used in the Black-Scholes valuation model for the ESPP at June 30, 2006:

Expected stock price volatility	57.99%
Expected term	0.87 years
Risk-free interest rate	4.07%
Expected annual dividends	—

The weighted-average fair value of each purchase right granted during the first half of 2006 and 2005 was $11.85 and $4.60, respectively.

The expected stock price volatility for ESPP offerings beginning before the fourth quarter of 2005 is based on historical volatility, while the volatility for offerings beginning in the fourth quarter of 2005 and the second quarter of 2006 is based on implied volatility. The expected term represents purchases and purchase periods that take place within the offering period. The Company bases the risk free interest rate on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the expected term assumption. The Company has not historically and does not intend for the foreseeable future to pay a dividend and therefore the estimate is zero.

Prior to the adoption of FAS 123(R)

In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure,” for periods prior to January 1, 2006, the Company adopted the disclosure-only provisions of FAS 123 and also applied APB 25 and related interpretations in accounting for all stock awards granted to employees. Under APB 25, provided that other criteria were met, when the exercise price of stock options granted to employees equaled the market price of the common stock on the date of the grant, no compensation expense was recognized. Additionally, under APB 25, the Company was not required to record compensation expense for the cost of options or shares issued under the ESPP. Accordingly, no expense related to options or ESPP shares was recorded prior to January 1, 2006.

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

The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 if the fair value recognition provisions of FAS 123 had been applied to the Company’s stock-based employee compensation. Employee stock-based compensation expense was amortized on a straight-line basis, because the Company’s valuation of options subject to FAS 123 assumed a single weighted-average expected life for each award. Included in employee stock-based compensation expense for the three and six months ended June 30, 2005 is expense related to the modification of certain stock awards in accordance with an officer’s severance agreement.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
	(in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(40,988)	$(85,708)
Add: Employee stock-based compensation expense included in net loss, net of tax	1,129	2,160
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(10,554)	(21,284)
Pro forma net loss	$(50,413)	$(104,832)
Basic and diluted net loss per common share, as reported	$(0.50)	$(1.06)
Basic and diluted net loss per common share, pro forma	$(0.61)	$(1.30)

The fair value of each option granted during the three and six months ended June 30, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months ended June 30, 2005		For the Six Months ended June 30, 2005
Expected stock price volatility	60.00%		60.00%
Risk free interest rate	3.77%		3.60%
Expected term of options	4.00	years	4.13	years
Expected annual dividends	—		—

The fair value of each ESPP purchase right outstanding during the three and six months ended June 30, 2005 was estimated on the date of subscription using the Black-Scholes option pricing model with the following weighted-average assumptions:

Expected stock price volatility	60.00%
Risk free interest rate	2.63%
Expected term of options	0.82	years
Expected annual dividends	—

4.                 Comprehensive Loss

For the three and six months ended June 30, 2006 and 2005, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(77,658)	$(40,988)	$(127,745)	$(85,708)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable securities	(2,849)	999	10,877	(138)
Foreign currency translation adjustment	206	(252)	248	(334)
Total change in other comprehensive loss	(2,643)	747	11,125	(472)
Total comprehensive loss	$(80,301)	$(40,241)	$(116,620)	$(86,180)

5.                 Restructuring Expense

On June 10, 2003, Vertex adopted a plan to restructure its operations to coincide with its increasing internal emphasis on advancing drug candidates through clinical development to commercialization. The restructuring was designed to re-balance the Company’s relative investments in research and development. The restructuring plan included a workforce reduction, write-offs of certain assets and a decision not to occupy approximately 290,000 square feet of specialized laboratory and office space in Cambridge, Massachusetts under lease to Vertex (the “Kendall Square lease”). The Kendall Square lease commenced in January 2003 and has a 15-year term. In the second quarter of 2005, the Company revised its assessment of its real estate requirements. The Company now plans to occupy approximately 120,000 square feet of the facility subject to the Kendall Square lease (the “Kendall Square Facility”) beginning in 2006. As of June 30, 2006, the Company had begun occupying a portion of the building. The remaining rentable square footage of the Kendall Square Facility currently is subleased to third parties.

For the three months ended June 30, 2006, the Company recorded approximately $0.4 million of restructuring expense, which was attributable to the imputed interest cost relating to the restructuring accrual. The activity related to the restructuring accrual and related expense for the three months ended June 30, 2006 is as follows (in thousands):

		Cash
		payments,	Cash received	Charge,
	Accrual as of	second	from subleases,	second	Accrual as of
	March 31,	quarter	second quarter	quarter	June 30,
	2006	2006	2006	2006	2006
Lease restructuring expense	$41,719	$(7,904)	$2,020	$443	$36,278

For the six months ended June 30, 2006, the Company recorded approximately $1.2 million of restructuring expense, which was primarily attributable to the imputed interest cost relating to the restructuring accrual. The activity related to the restructuring accrual and related expense for the six months ended June 30, 2006 is as follows (in thousands):

		Cash	Cash received	Charge,
		payments,	from subleases,	six months	Accrual as
	Accrual as of	six months	six months	ended	of
	December 31,	ended June 30,	ended June 30,	June 30,	June 30,
	2005	2006	2006	2006	2006
Lease restructuring expense	$42,982	$(11,884)	$3,970	1,210	$36,278

During the three months ended June 30, 2005, the Company recorded a restructuring net credit of approximately  $1.7 million. This net credit resulted from adjusting the portion of the restructuring accrual for the portion of the Kendall Square Facility that Vertex expects to occupy, which is partially offset by (i) a charge in the amount of the estimated incremental ongoing lease obligations associated with the portion of the Kendall Square Facility that the Company does not intend to occupy and (ii) imputed interest costs relating to the restructuring liability. The activity related to the restructuring accrual for the three months ended June 30, 2005 is as follows (in thousands):

				Portion of
		Cash		facility
		Payments,	Cash received	Vertex expects	Charge,
	Accrual as of	second	from sublease,	to occupy,	second
	March 31,	quarter	second quarter	second	quarter	Accrual as of
	2005	2005	2005	quarter 2005	2005	June 30, 2005
Lease restructuring expense	$52,305	$(7,242)	$493	$(10,018)	$8,275	$43,813

The activity related to the restructuring accrual for the six months ended June 30, 2005 is as follows (in thousands):

		Cash		Portion of
		Payments,	Cash received	facility	Charge,
		six months	from sublease,	Vertex expects	Six months
	Accrual as of	ended	six months ended	to occupy,	ended
	December 31,	June 30,	June 30,	six months ended	June 30,	Accrual as of
	2004	2005	2005	June 30, 2005	2005	June 30, 2005
Lease restructuring expense	$55,843	$(13,017)	$816	$(10,018)	$10,189	$43,813

In accordance with FAS 146, the Company’s initial estimate of its liability for its net ongoing costs associated with the Kendall Square lease obligation was recorded in the second quarter of 2003 at fair value. The restructuring expense incurred from the second quarter of 2003 through the end of the first quarter of 2005 (i.e., immediately prior to the Company’s decision to utilize a portion of the Kendall Square Facility for its operations) relates to the estimated incremental net ongoing lease obligations associated with the entire Kendall Square Facility, together with imputed interest costs relating to the restructuring liability. The restructuring expense incurred in the period beginning in the second quarter of 2005 continues to be estimated in accordance with FAS 146, but relates only to the portion of the building that the Company does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company expects to occupy and use for its operations, are recorded as rental expense in the period incurred. The Company reviews its assumptions and estimates quarterly and updates its estimates of this liability as changes in circumstances require. As required by FAS 146, the expense and liability recorded is calculated using probability-weighted discounted cash-flows of the Company’s estimated ongoing lease obligations, including contractual rental and build-out commitments, net of estimated sublease rentals, offset by related sublease costs.

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

6.                 Altus Investment

Altus Pharmaceuticals, Inc. completed the initial public offering of its common stock in January 2006. At June 30, 2006 the Company owned 817,749 shares of Altus common stock and warrants to purchase 1,962,494 shares of Altus common stock. In addition, Vertex holds 450,000 shares of Altus redeemable preferred stock, which are not convertible into common stock and which are redeemable at the Company’s option on or after December 31, 2010, or by Altus at any time. The Company was restricted from trading Altus securities for a period of six months following the initial public offering.

As a result of the public offering, at June 30, 2006, Altus common stock was classified as an available-for-sale investment and recorded at fair value, based on quoted market prices. Unrealized gains and losses on the Altus common stock are included as a component of accumulated other comprehensive income, which is a separate component of stockholders’ equity, until such gains and losses are realized. At June 30, 2006, the fair market value of the Altus common stock investment was $15.1 million, with a cost basis of $4.0 million. In July 2006, the Company sold the 817,749 shares of Altus common stock for approximately $11.7 million, resulting in a realized gain of approximately $7.7 million to be recognized in the third quarter of 2006.

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

The Company continues to assess the Altus warrants and redeemable preferred stock on a quarterly basis to determine if there has been any estimated decrease in the fair value of that investment below the carrying value that might require Vertex to write down its cost basis of the investment. If any adjustment to the fair value of an investment reflects a decline in the value of that investment below its cost, the Company will consider the available evidence, including the duration and extent to which the decline is other-than-temporary. If the decline is considered other-than-temporary, the cost basis of the investment will be written down to fair value as a new cost basis, and the amount of the write-down will be included in the consolidated statements of operations. Vertex has not identified facts or circumstances which would cause the Company to determine that the investment basis of its interest in Altus should be changed.

7.                 Convertible Subordinated Notes

At June 30, 2006, the Company had approximately $42.1 million in aggregate principal amount of 5% Convertible Subordinated Notes due in September 2007 (“2007 Notes”) and approximately $118.0 million in aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011 (the “2011 Notes”) outstanding. The 2007 Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 per share, subject to adjustment under certain circumstances. The 2007 Notes bear interest at the rate of 5% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2007 Notes on March 19 and September 19 of each year. The 2007 Notes are redeemable by the Company at any time at specific redemption prices if the closing price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days. The 2011 Notes are convertible, at the option of the holder, into common stock at a price equal to $14.94 per share, subject to adjustment under certain circumstances. The 2011 Notes bear interest at the rate of 5.75% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2011 Notes on February 15 and August 15 of each year. On or after February 15, 2007, the Company may redeem the 2011 Notes at a redemption price equal to the principal amount plus accrued and unpaid interest, if any.

In August 2006, the Company agreed to exchange approximately 4.1 million shares of newly issued common stock for $58.3 million in aggregate principal amount of outstanding 2011 Notes plus all accrued and unpaid interest thereon. As a result of these exchanges, the Company expects to incur a non-cash charge of approximately $5.0 million in the third quarter of 2006. This charge is related to the incremental shares issued in the transaction over the number that would have been issued upon the conversion of the notes under the original conversion terms.

8.                 Significant Revenue Arrangements

Janssen Pharmaceutica, N.V.

In June 2006, the Company entered into a collaboration agreement with Janssen Pharmaceutica, N.V. for the development, manufacture and commercialization of VX-950 (telaprevir), the Company’s HCV protease inhibitor currently in Phase IIb clinical trials. Under the agreement, Janssen will fund 50% of the costs incurred in developing VX-950 (telaprevir) in the parties’ territories (North America for the Company, and the rest of the world, other than the Far East, for Janssen)  and has exclusive rights to commercialize VX-950 (telaprevir) in Europe, South America, the Middle East, Africa and Australia. The agreement provides for Janssen to make a $165 million up-front license payment to the Company, which was included in accounts receivable and deferred revenue at June 30, 2006 and subsequently paid to the Company in July 2006. Janssen has further agreed to make additional contingent milestone payments totaling up to $380 million based on the successful development, approval and launch of VX-950 (telaprevir). The agreement also provides the Company with royalties on any sales of VX-950 (telaprevir) in the Janssen territory, with a tiered royalty structure having a royalty rate averaging in the mid-20% range and provides that Janssen will contribute to the manufacture of VX-950 (telaprevir). Janssen may terminate the agreement without cause at any time upon six months’ notice to the Company. There has been no revenue recognized related to the agreement in the first half of 2006.

Merck & Co.

On June 26, 2006, the Company agreed with Merck & Co., Inc. to extend the research program term and corresponding research funding for the parties’ ongoing research collaboration for three months beyond the original termination date of June 21, 2006. The research program term will now extend until September 21, 2006. For the three and six months ended June 30, 2006, the Company recognized $9.1 million and $28.2 million, respectively, in revenue related to its agreement with Merck, which amounts include both research funding and upfront and product candidate development milestone payments.

Cystic Fibrosis Foundation

In January 2006, Vertex amended its research collaboration agreement with Cystic Fibrosis Foundation Therapeutics Incorporated (“CFFT”) to extend the term during which CFFT is providing funding for research of cystic fibrosis transmembrane regulator (“CFTR”) protein “corrector” compounds through the first quarter of 2008. In March 2006, Vertex and CFFT further amended the agreement to include development stage funding from CFFT for the purpose of accelerating the clinical development of VX-770, a CFTR “potentiator” compound. The agreement, as amended, provides that CFFT will pay up to $13.3 million to Vertex for specified VX-770 development activities through the end of 2007. Under the amended agreements, Vertex retains the right to develop and commercialize VX-770 and any other compounds discovered in the research collaboration, and will pay royalties to CFFT upon the approval and commercialization of any compounds discovered under the collaboration. For the three and six months ended June 30, 2006, Vertex recognized $2.8 million and $5.2 million, respectively, in revenue related to its agreement with CFFT.

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

On December 17, 2003, a purported class action, Marguerite Sacchetti v. James C. Blair et al., was filed in the Superior Court of the State of California, County of San Diego, naming as defendants all of the directors of Aurora who approved the merger of Aurora and Vertex, which closed in July 2001. The plaintiffs claim that Aurora’s directors breached their fiduciary duty to Aurora by, among other things, negligently conducting a due diligence examination of Vertex by failing to discover alleged problems with VX-745, a Vertex drug candidate that was the subject of a development program which was terminated by Vertex in September 2001. Vertex has certain indemnity obligations to Aurora’s directors under the terms of the merger agreement between Vertex and Aurora. This case was dismissed with prejudice in the first quarter of 2006 in connection with a settlement that resulted in payment to the plaintiff by the defendants’ directors’ and officers’ liability insurer of under $200,000.

11.          New Accounting Pronouncements

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS No. 154 replaced APB Opinion No. 20, “Accounting Changes”, and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or the cumulative effect of the change. The Company adopted FAS 154 beginning on January 1, 2006; its adoption did not have a material impact on the Company’s consolidated financial statements.

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

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biotechnology company in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. We have built a drug discovery capability that integrates biology, chemistry, biophysics, automation and information technologies, with a goal of making the drug discovery process more efficient and productive. Currently, a Vertex-discovered compound for the treatment of HIV infection, fosamprenavir calcium (marketed as Lexiva in the United States and Telzir in Europe), is being marketed by our collaborator GlaxoSmithKline. We have a number of drug candidates in development and a broad-based discovery effort.

We are concentrating most of our drug development resources at the present time on three compounds in specific markets: VX-950 (telaprevir) for the treatment of hepatitis C virus (HCV) infection in North America, VX-702 for the treatment of rheumatoid arthritis (RA) in North America and Europe and VX-770 for the treatment of cystic fibrosis (CF) worldwide. We rely on collaborators for (i) financial support for certain drug development programs and (ii) to conduct all or a portion of the development, manufacturing and commercialization activities for certain of our other drug candidates, either worldwide or in the markets upon which we are not currently focused.

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

Given the uncertainties of the research and development process, it is not possible to predict with confidence which, if any, of our current research and development efforts will result in a marketable pharmaceutical product. We monitor the results of our discovery research and our nonclinical and clinical trials and frequently evaluate our portfolio investments with the objective of balancing risk and potential return in light of new data and scientific, business and commercial insights. This process can result in relatively abrupt changes in focus and priority as new information becomes available and we gain additional insights into ongoing programs and potential new programs.

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

Because we have incurred losses from our inception and expect to incur losses for the foreseeable future, we are dependent in large part on our continued ability to raise significant funding to finance our discovery and development operations and our overhead and to meet our long-term contractual commitments and obligations. In the past, we have secured funds principally through capital market transactions, strategic collaborative agreements, proceeds from the disposition of assets, investment income and the issuance of stock under our employee benefit programs. At June 30, 2006, we had $315.9 million of cash, cash equivalents and available-for-sale securities, $42.1 million in principal amount of 5% Convertible Subordinated Notes due 2007 (the “2007 Notes”) and $118.0 million in principal amount of 5.75% Convertible Senior Subordinated Notes due 2011 (the “2011 Notes”). In early July 2006, we received $165.0 million as an upfront payment under our June 30, 2006 VX-950 (telaprevir) collaboration agreement with Janssen. In early August 2006, we agreed to exchange approximately 4.1 million newly issued shares of our common stock for approximately $58.3 million in aggregate principal amount of outstanding 2011 Notes, including accrued and unpaid interest, reducing our outstanding aggregate principal amount of outstanding 2011 Notes to approximately $59.6 million. In order to fund our research, development and manufacturing activities, particularly for later stage compounds including VX-950 (telaprevir), we expect to continue to pursue a general financing strategy that may lead us to undertake one or more additional capital transactions, which may or may not be similar to transactions in which we have engaged in the past. We cannot be sure that any such financing opportunities will be available on acceptable terms.

Collaborations have been and will continue to be an important component of our business strategy.

On June 30, 2006, we entered into a License, Development, Manufacturing and Commercialization Agreement with Janssen Pharmaceutica, N.V., an affiliate of the Johnson & Johnson Company, for the development, manufacture and commercialization of VX-950 (telaprevir), which is currently being investigated in Phase II clinical trials for the treatment of HCV infection. Under our agreement with Janssen, we will collaborate with Janssen to develop VX-950 (telaprevir) worldwide except for the Far East, and Janssen will be responsible for commercializing the compound worldwide except for North America and the Far East. We have retained exclusive commercial rights to VX-950 (telaprevir) in North America and will lead the global development program. Under the agreement, we received an upfront payment of $165 million in July 2006. In addition, the agreement provides for up to $380 million in milestone payments, contingent upon the successful development and commercialization of VX-950 (telaprevir). Janssen will fund 50% of costs for the VX-950 (telaprevir) development program for North America and the Janssen territories beginning on the date of the agreement. Janssen is responsible for commercialization of VX-950 (telaprevir) in Janssen’s territory and will pay us tiered royalties on any product sales, averaging in the mid -20% range, and will be responsible for paying certain third party royalties. In connection with the development and commercialization of VX-950 (telaprevir), we will work with Tibotec Pharmaceuticals, also a Johnson & Johnson company, to establish a global health initiative to increase the prevention, diagnosis, treatment and cure of HCV infection, to be principally directed toward developing countries.

Also in June 2006, we extended the two-year research program term under our Exclusive Research Collaboration, License and Commercialization Agreement with Merck & Co, Inc. by an additional three months, until September 2006. Our research collaboration with Novartis Pharma AG, together with the corresponding research funding, expired during the second quarter of 2006. We expect that the revenue and funding from collaborations that support our development stage compounds, such as the Janssen agreement, will in the future provide a proportionately higher level of financial support for the Company’s R&D activities than revenue from research collaboration agreements.

Our pipeline also includes other potential drug candidates that we may choose to develop with or through a collaborator, as we maintain focus on our core product candidates. We may also seek collaborators for our research programs.

Clinical Development Programs

We are focusing our 2006 preclinical and clinical development investment on VX-950 (telaprevir), VX-702 and VX-770.  As a result of our progress in the first half of 2006 in the VX-950 (telaprevir) development program, we currently plan to further increase our investment in that compound to support the global Phase IIb clinical development program. We also currently are incurring and expect to continue to incur significant costs to manufacture VX-950 (telaprevir) drug product, in advance of obtaining regulatory marketing approval, in sufficient quantities to support a timely commercial product launch if we are successful in obtaining such approval. Investment in these activities at the current stage of clinical development is subject to considerable risk that VX-950 (telaprevir) will not advance to product registration, placing our full investment in the compound at risk.

We currently are conducting two major Phase II clinical trials of  VX-950 (telaprevir)—PROVE I in the United States and PROVE 2 in Europe, as part of a global Phase II development program for VX-950 (telaprevir). We expect that together, the two clinical trials will evaluate sustained viral response (“SVR”) rates in 580 treatment-naïve patients infected with genotype 1 HCV. Our global Phase II development program in treatment-naïve patients has three objectives: (i) to evaluate the optimal SVR rate that can be achieved with VX-950 (telaprevir) therapy in combination with the current standard of care; (ii) to evaluate the optimal treatment duration for VX-950 (telaprevir) combination therapy; and (iii) to evaluate the role of ribavirin in VX-950 (telaprevir)-based therapy. We have enrolled over 100 patients in PROVE 1 to date. In addition to these two clinical trials, we expect to begin additional clinical trials of VX-950 (telaprevir) in the second half of the year, including a Phase II clinical trial in patients who have failed prior standard of care treatment. We anticipate those additional clinical trials to enroll approximately 400 patients. By the end of the first quarter of 2007, we expect to have enrolled approximately 1,000 patients in clinical trials of VX-950 (telaprevir). We collaborate in the Far East clinical development of VX-950 (telaprevir) with Mitsubishi Pharma Corporation, which began the first Phase I clinical trial of VX-950 (telaprevir) in the Far East.

We recently revised our clinical development plans for VX-702, and now expect to initiate a Phase II clinical trial of VX-702 on a background of methotrexate in patients with RA in 2007.

We have completed dosing in the first two cohorts of healthy volunteers in the single dose Phase I clinical trial of VX-770, which targets a key mechanism underlying the progression of cystic fibrosis. In the second half of 2006, we plan to evaluate multiple doses of VX-770 in healthy volunteers and assess single doses of VX-770 in patients with CF.

We believe that each of these programs requires that we make a comprehensive investment to realize its full clinical and commercial value. We also recognize that development investment at this stage is subject to the considerable risk that any one or more of these compounds will not advance to product registration. Each compound could fail to progress or advance due to a wide range of adverse experimental outcomes, placing our full investment in the compound at risk. While we attempt to stage our investments to mitigate these financial risks, drug discovery and development by its nature is a very risky undertaking. We expect to continue to evaluate and prioritize investment in our clinical development programs based on the emergence of new clinical and nonclinical data in each program throughout 2006 and in subsequent years.

In the clinical development program being conducted by our collaborator Merck for VX-680, an investigational drug candidate targeting Aurora kinase, Merck began patient enrollment in a Phase II clinical trial of VX-680 in patients with advanced lung cancer. A Phase II clinical trial of VX-680 in patients with advanced colorectal cancer and an extended Phase I clinical trial of patients with hematologic cancers are ongoing. We now expect that our collaborator GSK will initiate Phase III development of brecanavir, a novel HIV protease inhibitor currently being evaluated in a Phase II clinical trial, in 2007.

Financial Guidance

The key financial measures for which we have provided guidance are as follows:

Net Loss:   In July 2006, we revised our expected net loss on a GAAP basis upward from our previous guidance of a range of $205 to $225 million, including an estimated $34 million in stock-based compensation expense and an estimated $6 million of restructuring expense, to incorporate additional research and development investment related to our expanded global Phase IIb program for VX-950 (telaprevir). We now expect that the net loss on a GAAP basis for 2006 will be in the range of $222 million to $237 million. This net loss estimate includes an estimated $38 million in stock-based compensation expense and an estimated $4 million of restructuring expense as a result of imputed interest charges relating to the restructuring accrual.

Revenues:   We expect that the Company’s revenue will be in the range of $210 to $235 million in 2006.

Research and Development (“R&D”) Expense:   We expect that R&D expense will be in the range of $375 to $395 million for 2006, including approximately $31 million of stock-based compensation expense. In July 2006, we increased our estimate for R&D expense by $25 million from a range of $350 to $370 million, including $28 million of stock-based compensation expense. The increase is a result of the anticipated increased investment in our global Phase IIb program for VX-950 (telaprevir).

Sales, General and Administrative (“SG&A”) Expense:   We expect our SG&A expense will be in the range of $55 to $60 million for 2006, including approximately $6 million of stock-based compensation expense.

Cash, Cash Equivalents and Available-for-Sale Securities:   As a result of the $165 million upfront payment that we received in early July 2006 as part of the VX-950 (telaprevir) collaboration with Janssen, we expect cash, cash equivalents and available-for-sale securities at the end of 2006 to be in excess of $400 million.

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

At June 30, 2006, we had cash, cash equivalents and available-for-sale securities of $315.9 million, a decrease of $91.6 million from $407.5 million at December 31, 2005. This decrease is primarily the result of investment in our clinical development activities, offset by approximately $31.9 million received from the issuance of common stock under our employee benefit plans. Expenditures for property and equipment during the six months ended June 30, 2006 were $18.2 million.

In July 2006, we received a $165.0 million upfront payment under our collaboration with Janssen for the development, manufacture and commercialization of VX-950 (telaprevir). Under the terms of the Agreement, Janssen will fund 50% of drug development costs incurred on or after June 30, 2006 in the global development program for VX-950 (telaprevir).

At June 30, 2006, we had approximately $42.1 million in aggregate principal amount of 2007 Notes and approximately $118.0 million in aggregate principal amount of 2011 Notes outstanding. The 2011 Notes are convertible into common stock at the option of the holder at a price equal to $14.94 per share, subject to adjustment under certain circumstances. The 2007 Notes are convertible into common stock at the option of the holder at a price equal to $92.26 per share, subject to adjustment under certain circumstances. In August 2006, we exchanged approximately 4.1 million shares of newly issued common stock for approximately $58.3 million in aggregate principal amount of outstanding 2011 Notes, plus accrued interest. As a result of these exchanges we expect to incur a non-cash charge of approximately $5.0  million in the third quarter of 2006. This charge is related to the incremental shares issued in the transaction over the number that would have been issued upon the conversion of the notes under the original conversion terms.

In July 2006, we sold 817,749 shares of Altus Pharmaceuticals common stock for approximately $11.7 million, resulting in a realized gain of approximately $7.7 million, to be recognized in the third quarter of 2006.

We expect to continue to make significant investments in our pipeline, particularly in clinical trials for certain of our product candidates, in our ion channel and kinase discovery efforts and in our effort to prepare for potential registration, regulatory approval and commercial launch of our existing and future product candidates. We also expect to continue incurring significant costs to manufacture VX-950 (telaprevir) drug products in advance of obtaining regulatory marketing approval, in sufficient quantities to support a timely commercial product launch if we are successful in obtaining such approval. Consequently, we expect to incur losses on a quarterly and annual basis for the foreseeable future.

As part of our strategy for managing our capital structure, we have from time to time adjusted the amount and maturity of our debt obligations through new issues, privately negotiated transactions and market purchases, depending on market conditions and our perceived needs at the time. During the remainder of 2006, we expect to continue pursuing a general financial strategy that may lead us to undertake one or more additional capital transactions. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past.

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

We believe that the application of the accounting policies for restructuring and other expense, revenue recognition, research and development expenses, investments and stock-based compensation, all of which are important to our financial condition and results of operations, require significant judgments and estimates on the part of management. Our accounting polices, including the ones discussed below, are more fully described in Note B, “Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2006.

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

The accrual for restructuring expense of $36.3 million at June 30, 2006 is related to the portion of the Kendall Square Facility that we do not intend to occupy. This estimate represents our best judgment of the assumptions and estimates most appropriate in measuring the ongoing obligation.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB 104”) and for revenue arrangements entered into after June 30, 2003, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

Our revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of the agreements typically include payment to us of non-

refundable up-front license fees, funding of research and development efforts, milestone payments and/or royalties on product sales.

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

Altus Investment

Altus Pharmaceuticals, Inc. completed an initial public offering in January 2006. At June 30, 2006, we owned 817,749 shares of Altus common stock and warrants to purchase 1,962,494 shares of Altus common stock. In addition, we hold 450,000 shares of Altus redeemable preferred stock, which are not convertible into common stock and which are redeemable at our option on or after December 31, 2010, or by Altus at any time. We were restricted from trading Altus securities for a period of six months following the initial public offering. The period ended in July 2006.

As a result of the public offering, the common stock is classified as an available-for-sale investment and is recorded at fair value, based on quoted market prices, with unrealized gains and losses included as a component of accumulated other comprehensive income, which is a separate component of stockholders’ equity, until such gains and losses are realized. At June 30, 2006, the fair market value of the Altus common stock investment was $15.1 million, with a cost value of $4.0 million. In July 2006, we sold the 817,749 shares of common stock for approximately $11.7 million. We expect to record a gain of approximately $7.7 million on this sale in the third quarter of 2006.

We continued to account for the warrants under the cost method of accounting until the end of the restricted trading period in July 2006, after which time the warrants have been classified as derivatives. Gains or losses on the fair market value of the warrants, as derivatives, will be included in the consolidated statements of operations beginning in the third quarter of 2006. We continue to account for the redeemable preferred stock under the cost method of accounting.

We continue to assess the Altus warrants and redeemable preferred stock on a quarterly basis to determine if there has been any estimated decrease in the fair value of that investment below the carrying value that might require us to write down the cost basis of the investment. If any adjustment to the fair value of an investment reflects a decline in the value of that investment below its cost, we consider the evidence available to us, including the duration and extent to which the decline is other-than-temporary. If the decline is considered other-than-temporary, the cost basis of the investment is written down to fair value as a new cost basis and the amount of the write-down is included in the consolidated statements of operations. We have not identified facts or circumstances which would cause us to determine that the investment basis of our interest in Altus should be changed.

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

Results of Operations

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Our net loss for the three months ended June 30, 2006 was $77,658,000, or $0.72 per basic and diluted common share, compared to net loss of $40,988,000, or $0.50 per basic and diluted common share for the three months ended June 30, 2005. Included in the net loss for the quarter ended June 30, 2006 is stock-based compensation expense of $11,647,000 and restructuring expense of $443,000. Included in the net loss for the quarter ended June 30, 2005 is stock-based compensation expense of $1,129,000 and a credit to restructuring expense of $1,743,000. The increase in the net loss is primarily the result of increased development investment related to VX-950 (telaprevir) as well as increased charges for stock-based compensation due to the adoption of FAS 123(R) on January 1, 2006.

Revenues

Total revenues decreased $2,595,000 to $29,726,000 for the three months ended June 30, 2006, compared to $32,321,000 for the three months ended June 30, 2005. In the second quarter of 2006, revenue was comprised of $9,005,000 in royalties and $20,721,000 in collaborative research and development revenue. In the second quarter of 2005, revenue was comprised of $7,467,000 in royalties and $24,854,000  in collaborative research and development revenue.

Royalties consist principally of Lexiva/Telzir royalty revenue, based on actual and estimated worldwide net sales. We began earning royalties on sales of Lexiva in the United States in the fourth quarter of 2003 and on Telzir in the European Union in third quarter of 2004. The increase in royalty revenue is due to an increase in Lexiva/Telzir sales. We pay a royalty to a third party on sales of Lexiva/Telzir.

Collaborative research and development revenue decreased $4,133,000, or 17%, for the three months ended June 30, 2006, as compared with the same period in 2005. This decrease is primarily related to the expiration of our research collaboration with Novartis in April 2006.

With the signing of the VX-950 (telaprevir) collaboration with Janssen, we expect that for the foreseeable future the revenue and funding from collaborations that support our development-stage compounds, including development cost reimbursements and milestones, will provide a proportionately higher level of financial support for the Company’s research and development activities than revenue from research collaboration agreements.

Costs and Expenses

Research and development expenses increased $31,893,000, or 54%, to $91,250,000, including $9.8 million of stock-based compensation, for the three months ended June 30, 2006, from $59,357,000, including $0.9 million of stock-based compensation, for the same period in 2005. The increase in research and development expenses was driven primarily by investment in our clinical development programs for VX-950 (telaprevir) and VX-702 as well as an increase in stock-based compensation expense of $8,828,000 due to the adoption of FAS 123(R). Development expenses accounted for 79%, or $25,284,000, of the aggregate increase in research and development expenses.

Research and development expenses consist primarily of salary and benefits, laboratory supplies, contractual services and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the three months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,
	2006	2005	$ Change	% Change
Research Expenses:
Salary and benefits	$16,136	$10,066	$6,070	60%
Laboratory supplies and other direct expenses	5,965	5,419	546	10%
Contractual services	1,772	1,750	22	1%
Infrastructure costs	12,548	12,577	(29)	—%
Total research expenses	$36,421	$29,812	$6,609
Development Expenses:
Salary and benefits	$14,292	$6,330	$7,962	126%
Laboratory supplies and other direct expenses	4,610	2,763	1,847	67%
Contractual services	25,376	13,844	11,532	83%
Infrastructure costs	10,551	6,608	3,943	60%
Total development expenses	$54,829	$29,545	$25,284
Total Research and Development Expenses:
Salary and benefits	$30,428	$16,396	$14,032	86%
Laboratory supplies and other direct expenses	10,575	8,182	2,393	29%
Contractual services	27,148	15,594	11,554	74%
Infrastructure costs	23,099	19,185	3,914	20%
Total research and development expenses	$91,250	$59,357	$31,893

Sales, general and administrative expenses increased to $14,370,000, including $1,892,000 of stock-based compensation, for the three months ended June 30, 2006, compared to $10,814,000, including $202,000 of stock-based compensation, for the same period in 2005. The change is due to an increase in infrastructure costs to support increases in research and development.

Restructuring expense for the three months ended June 30, 2006 was $443,000, compared to a restructuring credit for the three months ended June 30, 2005 of $1,743,000. The charge in the three months ended June 30, 2006  resulted primarily from an imputed interest cost related to the restructuring accrual. The restructuring credit for the three months ended June 30, 2005 resulted from an adjustment of the portion of restructuring accrual relating to the portion of the Kendall Square Facility that we are occupying, offset by (i) a charge in the amount of the estimated incremental net ongoing lease obligation associated with the portion of the Kendall Square Facility that we still do not intend to occupy and (ii) imputed interest costs relating to the restructuring liability.

The activity related to the restructuring accrual and related expense for the three months ended June 30, 2006 is as follows (in thousands):

		Cash
		payments,	Cash received	Charge,
	Accrual as of	second	from subleases,	second	Accrual as of
	March 31,	quarter	second quarter	quarter	June 30,
	2006	2006	2006	2006	2006
Lease restructuring expense	$41,719	$(7,904)	$2,020	$443	$36,278

The activity related to the restructuring accrual and related expense for the three months ended June 30, 2005 is as follows (in thousands):

				Portion of
		Cash		facility
		payments,	Cash received	Vertex expects	Charge,
	Accrual as of	second	from sublease,	to occupy,	second
	March 31,	quarter	second quarter	second	quarter	Accrual as of
	2005	2005	2005	quarter 2005	2005	June 30, 2005
Lease restructuring expense	$52,305	$(7,242)	$493	$(10,018)	$8,275	$43,813

Interest income increased $1,674,000, or 74%, to $3,921,000 for the three months ended June 30, 2006 from $2,247,000 for the three months ended June 30, 2005. The increase is a result of higher portfolio yields.

Interest expense decreased $2,282,000, or 49%, to $2,357,000 for the three months ended June 30, 2006 from $4,639,000 for the three months ended June 30, 2005. The decrease resulted from reduction of outstanding debt in 2005.

As of June 30, 2006, there was approximately $64,353,000 of unrecognized compensation cost, net of forfeitures, related to stock-based awards granted under the Stock and Option Plans. We expect to recognize that cost over a weighted-average period of 2.72 years.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Our net loss for the six months ended June 30, 2006 was $127,745,000, or $1.18 per basic and diluted common share, compared to net loss of $85,708,000, or $1.06 per basic and diluted common share for the six months ended June 30, 2005. Included in the net loss for the six months ended June 30, 2006 is stock-based compensation expense of $19,772,000, restructuring expense of $1,210,000 and the effect of a cumulative benefit of accounting change of $1,046,000, related to the adoption of FAS 123(R). Included in the net loss for the six months ended June 30, 2005 is stock-based compensation expense of $2,160,000 and restructuring expense of $171,000.

Revenues

Total revenues increased $7,886,000 to $68,813,000 for the six months ended June 30, 2006, compared to $60,927,000 for the six months ended June 30, 2005. In the first half of 2006, revenue was comprised of $18,184,000 in royalties and $50,629,000 in collaborative research and development revenue. In the first half of 2005, revenue was comprised of $13,620,000 in royalties and $47,307,000  in collaborative research and development revenue.

Collaborative research and development revenue increased $3,322,000, or 7%, in the first half of 2006, as compared with the same period in 2005. This increase primarily relates to milestone payments from Merck upon the initiation of Phase II clinical trials of VX-680, partially offset by reduced research funding under our Novartis collaboration, which expired in April 2006.

Costs and Expenses

Research and development expenses increased $49,660,000, or 43%, to $166,452,000, including $16.2 million of stock-based compensation, for the six months ended June 30, 2006 from $116,792,000, including $1.8 million of stock-based compensation, for the same period in 2005. The increase in research and development expenses was driven primarily by investment in our clinical development programs for VX-950 (telaprevir) and VX-702 as well as an increase in stock-based compensation expense of $14,397,000 due to the adoption of FAS 123(R). Development expenses accounted for 74%, or $36,781,000, of the aggregate increase in research and development expenses.

Research and development expenses consist primarily of salary and benefits, laboratory supplies, contractual services and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005	$ Change	% Change
Research Expenses:
Salary and benefits	$30,843	$20,143	$10,700	53%
Laboratory supplies and other direct expenses	11,866	11,012	854	8%
Contractual services	3,581	3,511	70	2%
Infrastructure costs	26,403	25,148	1,255	5%
Total research expenses	$72,693	$59,814	$12,879
Development Expenses:
Salary and benefits	$26,080	$12,589	$13,491	107%
Laboratory supplies and other direct expenses	8,445	4,829	3,616	75%
Contractual services	41,035	26,743	14,292	53%
Infrastructure costs	18,199	12,817	5,382	42%
Total development expenses	$93,759	$56,978	$36,781
Total Research and Development Expenses:
Salary and benefits	$56,923	$32,732	$24,191	74%
Laboratory supplies and other direct expenses	20,311	15,841	4,470	28%
Contractual services	44,616	30,254	14,362	47%
Infrastructure costs	44,602	37,965	6,637	17%
Total research and development expenses	$166,452	$116,792	$49,660

Sales, general and administrative expenses increased to $27,249,000, including $3,611,000 of stock-based compensation, for the six months ended June 30, 2006, compared to $20,441,000, including $396,000 of stock-based compensation, for the same period in 2005. The change is due to an increase in infrastructure costs to support the growing research and development effort.

Restructuring expense for the six months ended June 30, 2006 was $1,210,000, compared to a restructuring expense for the six months ended June 30, 2005 of $171,000. The charge in the six months ended June 30, 2006  resulted primarily from an imputed interest cost related to the restructuring accrual. The expense for the six months ended June 30, 2005 includes an adjustment of the portion of restructuring relating to the portion of the Kendall Square Facility that we expect to occupy, offset by (i) a charge in the amount of the estimated incremental net ongoing lease obligation associated with the portion of the Kendall Square Facility that we still do not intend to occupy and (ii) imputed interest costs relating to the restructuring liability.

The activity related to the restructuring accrual and related expense for the six months ended June 30, 2006 is as follows (in thousands):

		Cash,	Cash received	Charge
		payments	from subleases,	six months
	Accrual as of	six months	six months	ended	Accrual as of
	Dec. 31,	ended June 30,	ended June 30,	June 30,	June 30,
	2005	2006	2006	2006	2006
Lease restructuring expense	$42,982	$(11,884)	$3,970	1,210	$36,278

The activity related to the restructuring accrual and related expense for the six months ended June 30, 2005 is as follows (in thousands):

		Cash	Cash received	Portion of facility
		payments,	from sublease,	Vertex	Charge,
		six months	six months	expects	Six months
	Accrual as of	ended	ended	to occupy,	ended	Accrual as of
	December 31,	June 30,	June 30,	six months ended	June 30,	June 30,
	2004	2005	2005	June 30, 2005	2005	2005
Lease restructuring expense	$55,843	$(13,017)	$816	$(10,018)	$10,189	$43,813

Interest income increased $3,335,000, or 73%, to $7,901,000 for the six months ended June 30, 2006 from $4,566,000 for the six months ended June 30, 2005. The increase is a result of higher portfolio yields.

Interest expense decreased $4,564,000, or 49%, to $4,714,000 for the six months ended June 30, 2006 from $9,278,000 for the six months ended June 30, 2005. The decrease resulted from our reduction of outstanding debt in 2005.

Pursuant to the adoption of FAS 123(R), stock-based compensation expense is recognized over the service period, including an estimate of awards that will be forfeited. Previously, we recorded the impact of forfeitures as they occurred. In connection with the adoption of FAS 123(R) during the first half of fiscal year 2006, we recorded a $1,046,000 benefit from the cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred to estimating forfeitures during the service period.

New Accounting Pronouncements

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We adopted FAS 154 beginning on January 1, 2006; its adoption did not have a material impact on our consolidated financial statements.

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

•                    the estimates and assumptions used in evaluating the future obligations arising from the Kendall Square lease, including assumptions relating the costs to be incurred to satisfy our buildout requirements under the lease, the time necessary to sublease the space, projected sublease rental rates and the duration of future subleases, will prove accurate;

•                    we will rely on collaborators to develop and commercialize certain of our drug candidates either worldwide or in markets upon which we are not currently focused;

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

•                    we will further increase our investment in VX-950 (telaprevir) to support the global Phase IIb development program;

•                    we will continue to incur significant manufacturing costs for VX-950 (telaprevir) drug product in quantities to support a timely commercial launch;

•                    our timelines for development and commercialization of VX-950 (telaprevir) will be as we have projected;

•                    PROVE 1 and PROVE 2 together will evaluate sustained viral response (“SVR”) rates in 580 treatment naïve patients infected with genotype 1 HCV;

•                    we will begin additional clinical trials of VX-950 (telaprevir) in approximately 400 patients in the second half of the year, including a Phase IIb study in patients who failed prior standard of care treatment;

•                    by the end of the first quarter of 2007, we will have enrolled approximately 1,000 patients in clinical trials of VX-950 (telaprevir);

•                    we will initiate a Phase II clinical trial of VX-702 on a background of methotrexate in patients with RA in 2007;

•                    we will evaluate multiple doses of VX-770 in healthy volunteers and assess single doses of VX-770 in patients with CF;

•                    GSK will initiate a Phase III clinical trial of brecanavir in 2007;

•                    our net loss on a GAAP basis for 2006 will be in the range of $222 million to $237 million, including an estimated $38 million in stock-based compensation expense and an estimated $4 million of restructuring expense;

•                    our 2006 revenue will be in the range of $210 to $235 million;

•                    our SG&A expense will be in the range of $55 to $60 million for 2006, including approximately $6 million of stock-based compensation expense;

•                    our R&D expense in 2006 will be in the range of $375 million to $395 million, including approximately $31 million of stock-based compensation expense;

•                    our cash, cash equivalents and available-for-sale securities at the end of 2006 will be in excess of $400 million;

•                    we will incur a non-cash charge of approximately $5.0 million related to the August 2006 debt exchange in the third quarter of 2006;

•                    we will record a gain of approximately $7.7 million on the sale of Altus common stock in the third quarter of 2006;

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

•                    for the foreseeable future, revenue and funding from collaborations that support our development-stage compounds will provide a proportionately higher level of financial support for the Company’s research and development activities than revenue and funding from research collaborations;

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

Any or all of our forward-looking statements in this Quarterly Report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report will be important in determining future results. While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, the risk that (1) any one or more of our internal drug development programs or our development programs with collaborators will not proceed as planned for technical, scientific or commercial reasons, due to U.S. Food and Drug Administration disagreement on trial designs, due to patient enrollment issues, due to manufacturing delay or due to judgments based on new information from non-clinical studies or clinical trials or from other sources, (2) one or more of our assumptions underlying our revenue expectations or our expense expectations will not be realized, (3)  we will be unable to realize one or more of our financial objectives for 2006 due to unexpected and costly program delays (including delays due to regulatory action or lack of action) or any number of other financial, technical or collaboration considerations, (4) unexpected costs associated with one or more of our programs will necessitate a reduction in our investment in other programs or a change in our financial projections, (5) future competitive or other market factors may adversely impact the commercial potential for our product candidates in HCV and inflammation and other areas, (6) due to scientific, medical or technical developments, our drug discovery efforts will not ultimately result in commercial products or assets that can generate revenue, (7) we will be unable to enter into new collaborative relationships to support our research and development programs on acceptable terms, or at all, (8) the key estimates and assumptions underlying our forward-looking statements will turn out to be incorrect or not reflective of changing scientific knowledge or business conditions in the future, as well as other risks set forth under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2006 and updated on this Quarterly Report on Form 10-Q, which are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us. Consequently, no forward-looking statement can be guaranteed. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market risk sensitive instruments are held for trading purposes. As of June 30, 2006, there were no derivative financial instruments in our investment portfolio.

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

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, at the end of the period covered by this report, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. These procedures and controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the second fiscal quarter, ended June 30, 2006, that has affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II. Other Information

Item 1A.                Risk Factors

We depend on our collaborators to work with us to develop, manufacture and commercialize many of our drug candidates.

We are currently focusing our development activities on three drug candidates, VX-950 (telaprevir), VX-702, and VX-770. We have granted development and commercialization rights to VX-950 (telaprevir) to Mitsubishi Pharma Corp. (Far East) and to Janssen Pharmaceutica, N.V. (rest of world other than North America and Far East). The success of our collaborations depends on the efforts and activities of our collaborators. We also have granted Far East rights to VX-702 to our collaborator Kissei Pharmaceuticals. For some compounds on which we are not currently focusing our development efforts, we have granted worldwide rights to a collaborator, such as our VX-680 collaboration with Merck and Co., Inc., our Lexiva/Telzir, brecanavir and VX-409 collaborations with GlaxoSmithKline and our VX-944 collaboration with Avalon Pharmaceuticals.

We expect to receive significant financial support under our Janssen collaboration agreement, as well as meaningful technical and manufacturing contributions to the VX-950 (telaprevir) program. The success of our global collaborations depends on the efforts and activities of our collaborators. Similarly, the success of our key in-house programs, such as for VX-950 (telaprevir) and VX-702, is dependent upon the continued financial and other support that our collaborators have agreed to provide. Each of our collaborators has significant discretion in determining the efforts and resources that it will apply to the collaboration. Our existing and any future collaborations may not be scientifically or commercially successful.

The risks that we face in connection with these existing and any future collaborations include the following:

•       Our collaboration agreements are subject to termination under various circumstances, including, as in the case of our agreement with Janssen, termination without cause. Any such termination could delay the development and commercial sale of our drug candidates, including VX-950 (telaprevir).

•       Our collaborators may change the focus of their development and commercialization efforts. Pharmaceutical and biotechnology companies historically have re-evaluated their development and commercialization priorities following mergers and consolidations, which have been common in recent years in these industries. The ability of some of our product candidates to reach their potential could be limited if our collaborators decrease or fail to increase development or commercialization efforts related to those products.

•       Our collaboration agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in collaboration with third parties.

•       Our collaborators may develop and commercialize, either alone or with others, products that are similar to or competitive with the products that are the subject of the collaboration with us.

For additional risk factors relating to the Company and its business, see Item 1A of our 2005 Annual Report on Form 10-K, which was filed with the Commission on March 16, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

(c)   The table set forth below shows all repurchases of securities by the Company during the three months ended June 30, 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced Plans or Programs	Maximum Number of Shares that may yet be purchased under Plans or Programs
April 1, 2006 to April 30, 2006	3,070	$0.01	—	—
May 1, 2006 to May 31, 2006	9,863	$0.01	—	—
June 1, 2006 to June 30, 2006	10,497	$0.01	—	—

(1)       Under the terms of the Company’s 1996 Stock and Option Plan and 2006 Stock and Option Plan, the Company may award shares of restricted stock to its employees and consultants. These shares of restricted stock typically are subject to a lapsing right of repurchase on the part of the Company. The Company may exercise this right of repurchase in the event that a restricted stock recipient’s service to the Company is terminated. If the Company exercises this right, it is required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares, which typically is the par value per share of $0.01. Repurchased shares are returned to the applicable Stock and Option Plan under which they were issued. Shares returned to the 2006 Stock and Option Plan are available for future awards under the terms of that plan.

Item 4.                        Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on May 11, 2006.

The stockholders elected Mr. Eric K. Brandt, Mr. Bruce I. Sachs and Dr. Eve E. Slater to serve on the Board of Directors until the annual meeting of stockholders to be held in 2009. The tabulation of votes with respect to the election of such directors is as follows:

	For	Withheld
Eric K. Brandt	88,536,811	1,731,254
Bruce I. Sachs	82,425,075	7,842,991
Eve E. Slater	89,937,730	330,336

Following the meeting, the Company’s Board of Directors consists of Charles A. Sanders (Chairman), Joshua S. Boger, Eric K. Brandt, Roger W. Brimblecombe, Stuart J.M. Collinson, Eugene Cordes, Matthew W. Emmens, Bruce I. Sachs, Eve E. Slater and Elaine S. Ullian.

In addition, the stockholders approved the adoption of the Company’s 2006 Stock and Option Plan at the annual meeting. The tabulation of votes with respect to the adoption of the 2006 Stock and Option Plan is as follows:

For	Against	Abstain
47,050,901	25,806,926	62,757

Item 6.                        Exhibits

Exhibit No.	Description
10.1	License, Development, Manufacturing and Commercialization Agreement, dated June 30, 2006, by and between Vertex Pharmaceuticals Incorporated and Janssen Pharmaceutica, N.V. †
10.2	Letter Agreement, dated June 26, 2006, by and between Merck & Co., Inc. and Vertex Pharmaceuticals Incorporated.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                  Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2006	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH
Ian F. Smith
Executive Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)

Exhibit Index

Exhibit No.	Description
10.1	License, Development, Manufacturing and Commercialization Agreement, dated June 30, 2006, by and between Vertex Pharmaceuticals Incorporated and Janssen Pharmaceutica, N.V. †
10.2	Letter Agreement, dated June 26, 2006, by and between Merck & Co., Inc. and Vertex Pharmaceuticals Incorporated.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                  Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.