Form 10-Q
period 2006-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2006-11-09
CIK 875320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	125,590,795
Class	Outstanding at November 6, 2006

Vertex Pharmaceuticals Incorporated
Form 10-Q
For the Quarter Ended September 30, 2006
Table of Contents

Part I. Financial Information

Item 1.                        Condensed Consolidated Financial Statements

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	Sept. 30, 2006	Dec. 31, 2005
Assets
Current assets:
Cash and cash equivalents	$483,431	$78,045
Marketable securities, available for sale	192,226	283,112
Short-term investment	19,098	—
Accounts receivable	42,614	20,595
Prepaid expenses	5,331	3,303
Total current assets	742,700	385,055
Marketable securities, available for sale	57,593	46,353
Restricted cash	37,392	41,482
Property and equipment, net	61,135	54,533
Investments	—	18,863
Other assets	3,291	2,712
Total assets	$902,111	$548,998
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,144	$6,210
Accrued expenses and other current liabilities	68,209	42,061
Accrued interest	521	3,184
Deferred revenue	37,192	31,449
Accrued restructuring expense	4,279	14,351
Convertible subordinated notes (due September 2007)	42,102	—
Other obligations	2,008	2,988
Total current liabilities	161,455	100,243
Accrued restructuring expense, excluding current portion	28,475	28,631
Collaborator development loan	19,997	19,997
Deferred revenue, excluding current portion	124,767	851
Convertible subordinated notes (due September 2007)	—	42,102
Convertible senior subordinated notes (due February 2011)	59,648	117,998
Total liabilities	394,342	309,822
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 125,262,391 and 108,153,149 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,234	1,081
Additional paid-in capital	1,676,911	1,243,960
Deferred compensation, net	—	(13,408)
Accumulated other comprehensive loss	(1,245)	(2,873)
Accumulated deficit	(1,169,131)	(989,584)
Total stockholders’ equity	507,769	239,176
Total liabilities and stockholders’ equity	$902,111	$548,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Royalties	$10,902	$9,466	$29,086	$23,086
Collaborative and other research and development revenues	42,387	26,741	93,016	74,048
Total revenues	53,289	36,207	122,102	97,134
Costs and expenses:
Royalty payments	3,113	2,796	8,993	7,315
Research and development(1)	96,115	63,590	262,567	180,382
Sales, general and administrative(1)	14,773	10,738	42,022	31,179
Restructuring expense	1,415	1,565	2,625	1,736
Total costs and expenses	115,416	78,689	316,207	220,612
Loss from operations	$(62,127)	$(42,482)	$(194,105)	$(123,478)
Interest income	5,330	3,733	13,231	8,299
Interest expense	(1,767)	(4,505)	(6,481)	(13,783)
Realized gain on sale of investment	7,663	—	7,663	—
Unrealized gain on warrants	4,250	—	4,250	—
Loss on exchange of convertible subordinated notes	(5,151)	(36,324)	(5,151)	(36,324)
Loss from continuing operations before cumulative effect of a change in accounting principle	$(51,802)	$(79,578)	$(180,593)	$(165,286)
Cumulative effect of a change in accounting principle—FAS 123(R)*	—	—	1,046	—
Net loss	$(51,802)	$(79,578)	$(179,547)	$(165,286)
Basic and diluted net loss from continuing operations before cumulative effect of a change in accounting principle per common share	$(0.46)	$(0.84)	$(1.65)	$(1.93)
Basic and diluted cumulative effect of a change in accounting principle per common share	—	—	0.01	—
Basic and diluted net loss per common share	$(0.46)	$(0.84)	$(1.64)	$(1.93)
Basic and diluted weighted average number of common shares outstanding	112,803	94,590	109,608	85,462

(1)          Includes the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Research and development	$7,554	$751	$23,715	$2,515
Sales, general and administrative	1,720	164	5,331	560
Total	$9,274	$915	$29,046	$3,075

*                    The Company adopted Financial Accounting Standards Board Statement No. 123 (R), “Share-Based Payment,” using a modified prospective method. See Note 3 to the Condensed Consolidated Financial Statements, “Stock-based Compensation,” for further detail.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(179,547)	$(165,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,993	20,400
Non-cash stock-based compensation expense	29,046	3,075
Other non-cash based compensation expense	2,507	2,202
Cumulative effect of a change in accounting principle	(1,046)	—
Realized (gain)/loss on marketable securities	(7,641)	53
Unrealized gain on warrants	(4,250)	—
Loss on disposal of property and equipment	7	302
Loss on exchange of convertible subordinated notes	5,151	36,324
Changes in operating assets and liabilities:
Accounts receivable	(22,019)	(8,873)
Prepaid expenses	(2,028)	(1,904)
Other assets	(1,995)	—
Accounts payable	934	(200)
Accrued expenses and other liabilities	25,373	1,124
Accrued restructuring expense	(10,228)	(16,519)
Accrued interest	(1,104)	(3,080)
Deferred revenue	129,659	(32,669)
Net cash used in operating activities	(18,188)	(165,051)
Cash flows from investing activities:
Purchase of marketable securities	(173,555)	(149,106)
Sales and maturities of marketable securities	266,303	187,964
Expenditures for property and equipment	(25,229)	(11,817)
Restricted cash	4,090	3,240
Investments and other assets	221	51
Net cash provided by investing activities	71,830	30,332
Cash flows from financing activities:
Issuances of common stock from employee benefit plans, net	38,441	16,474
Issuances of common stock from stock offering, net	313,292	165,386
Debt exchange costs	(170)	(45)
Net cash provided by financing activities	351,563	181,815
Effect of changes in exchange rates on cash	181	(483)
Net increase in cash and cash equivalents	405,386	46,613
Cash and cash equivalents—beginning of period	78,045	55,006
Cash and cash equivalents—end of period	$483,431	$101,619
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,212	$16,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2006 and 2005.

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

	At September 30,
	2006	2005
Stock options	15,084	15,792
Weighted-average exercise price, per share	$26.16	$22.33
Convertible notes	4,449	16,015
Weighted-average conversion price, per share	$22.87	$17.14
Unvested restricted shares	1,825	1,717

Stock-based Compensation Expense

The Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“FAS 123(R)”), as of January 1, 2006. FAS 123(R) revises FAS Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FAS Statement No. 95, “Statement of Cash Flows.” FAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation over the employees’ service periods. Compensation cost is measured at the fair value of the award at the grant date and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. See Note 3, below, for additional information regarding the Company’s stock-based compensation.

Research and Development

All research and development costs, including amounts funded by research and development collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits; laboratory supplies; contract services, including clinical trial costs and pharmaceutical development costs; expenses to manufacture commercial supply of telaprevir (VX-950); stock-based compensation expense; and infrastructure costs, including facilities costs and depreciation. The Company’s collaborators have funded portions of the Company’s research and development programs related to specific drug candidates and research targets, including, in 2006, telaprevir (VX-950), VX-702, VX-770, kinases, and certain cystic fibrosis research targets, and, in 2005, telaprevir (VX-950), VX-702, kinases, and certain cystic fibrosis research targets.

The following table details the research and development expenses incurred by the Company for collaborator-sponsored and Company-sponsored programs (collaborator-sponsored programs are defined as those in which a collaborator has funded at least a portion of the related program expenses) for the three months ended September 30, 2006 and 2005 (in thousands):

	For the Three Months Ended September 30, 2006			For the Three Months Ended September 30, 2005
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored Programs	$5,702	$50,761	$56,463	$16,777	$20,106	$36,883
Company-sponsored Programs	27,246	12,406	39,652	12,887	13,820	26,707
Total	$32,948	$63,167	$96,115	$29,664	$33,926	$63,590

The total research and development expense for the three months ended September 30, 2006 and 2005 includes $7.6 million and $0.8 million, respectively, of stock-based compensation expense.

The following table details the research and development expenses for collaborator-sponsored and Company-sponsored programs for the nine months ended September 30, 2006 and 2005 (in thousands):

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored Programs	$34,855	$121,591	$156,446	$50,204	$46,537	$96,741
Company-sponsored Programs	70,786	35,335	106,121	39,274	44,367	83,641
Total	$105,641	$156,926	$262,567	$89,478	$90,904	$180,382

The total research and development expense for the nine months ended September 30, 2006 and 2005 includes $23.7 million and $2.5 million, respectively, of stock-based compensation expense.

Restructuring Expense

The Company records costs and liabilities associated with exit and disposal activities, as defined in Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“FAS 146”), at fair value in the period the liability is incurred. In periods after the initial measurement period, the Company measures changes to the amount of the liability using the credit-adjusted risk-free discount rate that was applied in the initial period.

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

The Company’s revenues are generated primarily through collaborative research, development, manufacture and commercialization agreements. The terms of the agreements typically include payment to Vertex of non-refundable up-front license fees, research and development funding, milestone payments and/or royalties on product sales.

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

Substantive milestones realized in collaboration arrangements are recognized as earned when the corresponding payment is reasonably assured, subject to the following policies in those circumstances where the Company has obligations remaining after achievement of the milestone:

•                    In those circumstances where collection of a substantive milestone is reasonably assured, the Company has remaining obligations to perform under the collaboration arrangement and the Company has sufficient evidence of fair value for its remaining obligations, management considers the milestone payment and the remaining obligations to be separate units of accounting. In these circumstances, the Company uses the residual method under EITF 00-21 to allocate revenue among the milestones and the remaining obligations; and

•                    In those circumstances where collection of a substantive milestone is reasonably assured, the Company has remaining obligations to perform under the collaboration arrangement and the Company does not have sufficient evidence of fair value for its remaining obligations, management considers the milestone payment and the remaining obligations on the contract as a single unit of accounting. In those circumstances where the collaboration does not require specific deliverables at specific times or at the end of the contract term, but rather the Company’s obligations are satisfied over a period of time, substantive milestones are recognized over the period of performance. This typically results in a portion of the milestone payment being recognized as revenue on the date the milestone is achieved equal to the applicable percentage of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized over the remaining period of performance.

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

3.                 Stock-based Compensation

At September 30, 2006, the Company had four stock-based employee compensation plans: the 1991 Stock Option Plan (the “1991 Plan”), the 1994 Stock and Option Plan (the “1994 Plan”), the 1996 Stock and Option Plan (the “1996 Plan”) and the 2006 Stock and Option Plan (the “2006 Plan,” and together with the 1991 Plan, the 1994 Plan, and the 1996 Plan, collectively, the “Stock and Option Plans”), and one Employee Stock Purchase Plan (the “ESPP”).

Under the Stock and Option Plans, the Company may issue restricted stock and options to its employees, directors and consultants for services. Each option granted under the Stock and Option Plans has an exercise price equal to the fair market value of the underlying common stock on the date of grant. For options issued to current employees, the date of grant is the date the option grant is approved by the Company’s Board of Directors. For grants to new employees, the date of grant is the employee’s first day of employment. The price per share of restricted stock granted to employees is equal to $0.01, the par value of the Company’s common stock. Vesting of options and restricted stock generally is ratable over specified periods, usually four or five years, and is determined by the Company’s Board of Directors. All options awarded under the Stock and Option Plans expire not more than ten years from the grant date.

Under the ESPP, participating employees may periodically purchase shares of the Company’s common stock at a discount to the market value of the stock on specified measurement dates, using funds withheld from their compensation over specified offering terms.

The Company reserved an aggregate of  8,000,000 shares under the 1991 Plan and 1994 Plan. The Company reserved 22,000,000 shares under the 1996 Plan and 7,302,380 shares under the 2006 Plan. At September 30, 2006, the Company had approximately 5,935,000 shares of common stock available for grants under the 2006 Plan, and no shares were available for  grants under the 1991 Plan, the 1994 Plan or the 1996 Plan. As of September 30, 2006, approximately 621,000 shares remained available for future purchases under the ESPP.

On January 1, 2006, Vertex adopted FAS 123(R), using the modified prospective method, pursuant to which the Company applies the provisions of FAS 123(R) to its consolidated financial statements on a going-forward basis. The modified prospective transition method requires the application of the accounting standard as of January 1, 2006, the first day of Vertex’s 2006 fiscal year. Prior periods have not been restated. FAS 123(R) requires companies to recognize share-based payments to employees as compensation expense using the “fair value” method. Under the fair value recognition provisions of FAS 123(R), stock-based compensation cost, measured at the grant date based on the fair value of the award, is recognized as expense over the service period, which generally is the vesting period of the award. The fair value of stock options and shares purchased pursuant to the ESPP is calculated using the Black-

Scholes valuation model. The fair value of restricted stock is based on intrinsic value. The expense recognized over the service period includes an estimate of awards that will be forfeited. Prior to adoption of FAS 123(R), Vertex recorded the impact of forfeitures as they occurred. In connection with the adoption of FAS 123(R) during the nine months ended September 30, 2006, Vertex recorded a $1.0 million benefit from the cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred to estimating forfeitures during the service period.

Stock-based compensation expense recognized during the nine months ended September 30, 2006 includes: (a) ESPP awards with offering periods commencing May 15, 2005 and November 15, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123; (b) stock option and restricted stock awards granted prior to but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FAS 123; and (c) stock option and restricted stock awards granted after December 31, 2005, based on the grant-date fair value, and ESPP awards with the offering period commencing May 15, 2006, in accordance with the provisions of FAS 123(R). Stock-based compensation expense recognized during the nine months ended September 30, 2006 reflects estimated forfeitures of awards.

The estimated fair value of Vertex’s stock-based awards, less estimated forfeitures, is amortized on a ratable basis over the awards’ service periods. No equity compensation cost was capitalized during the nine months ended September 30, 2006.

The effect of recording stock-based compensation for the three and nine months ended September 30, 2006 was as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation expense by type of award:
Stock options	6,972	22,374
Restricted shares	1,758	4,897
ESPP	544	1,775
Total stock-based compensation	9,274	29,046
Effect of stock-based compensation on income by line item:
Research and development	7,554	23,715
Sales, general and administrative	1,720	5,331
Total stock-based compensation	9,274	29,046
Cumulative effect of a change in accounting principle—FAS 123(R)	—	(1,046)
Net stock-based compensation expense included in net loss	9,274	28,000

As a result of the adoption of FAS 123(R):

•       the Company’s net loss from continuing operations before cumulative effect of a change in accounting principle for the three and nine months ended September 30, 2006 is greater by $7.2 million and $23.3 million, respectively;

•       the Company’s net loss for the three and nine months ended September 30, 2006 is greater by $7.2 million and $22.3 million, respectively; and

•       basic and diluted loss per share for the three and nine months ended September 30, 2006 is greater by $0.06 and $0.20, respectively.

Stock Options

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options at the grant date. The Black-Scholes valuation model requires the Company to make certain estimates and assumptions, including assumptions related to the expected price volatility of the Company’s stock, the period during which the options will be outstanding, the rate of return on risk-free investments, and the expected dividend yield for the Company’s stock. The Company validates its estimates and assumptions through consultations with independent third parties having relevant expertise.

The fair values of stock options granted during the three and nine months ended  September 30, 2006 were calculated using the following weighted-average assumptions:

	For the Three Months Ended September 30, 2006		For the Nine Months Ended September 30, 2006
Expected stock price volatility	56.92%		57.15%
Expected term of options	5.64	years	5.64	years
Risk-free interest rate	5.01%		4.75%
Expected annual dividends	—		—

The weighted-average valuation assumptions were determined as follows:

•                    Expected stock price volatility: In 2006, the Company changed its method of estimating expected volatility from relying exclusively on historical volatility to relying exclusively on implied volatility. Options to purchase the Company’s stock with remaining terms of greater than one year are regularly traded in the market. Expected stock price volatility is calculated using the trailing one month average of daily implied volatilities prior to grant date.

•                    Expected term of options: The expected term of options represents the period of time options are expected to be outstanding. The Company uses historical data to estimate employee exercise and post-vest termination behavior. The Company believes that all groups of employees exhibit similar exercise and post-vest termination behavior and therefore does not stratify employees into multiple groups in determining the expected term of options.

•                    Risk-free interest rate: The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected option term.

•                    Expected annual dividends: The estimate for annual dividends is $0.00, because the Company has not historically paid, and does not intend for the foreseeable future to pay, a dividend.

The following table summarizes information related to the outstanding and vested options during the nine months ended September 30, 2006:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding at December 31, 2005	14,669	$22.84
Granted	3,091	35.33
Exercised	(2,245)	15.82
Forfeited	(287)	16.99
Expired	(144)	65.06
Outstanding at September 30, 2006	15,084	26.16	6.16	$177,932
Exercisable at September 30, 2006	9,721	27.01	4.85	$125,734
Exercisable and expected to vest	14,370	26.10	6.02	$172,677

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, which would have been received by option holders if all option holders had exercised their options on that date, based on the average of the high and low price of the Company’s common stock of $33.27 on September 30, 2006.

All options granted during the three and nine months ended September 30, 2006 and 2005 were granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant and had weighted-average grant date fair values of  $20.05 and $8.52 for the three months ended September 30, 2006 and 2005, respectively and $20.02 and $6.64 for the nine months ended September 30, 2006 and 2005, respectively.

The total intrinsic value (the amount by which the fair market value exceeds the exercise price) of stock options exercised during the three months ended September 30, 2006 and 2005 was  $8.6 million and $5.9 million, respectively. The total cash received from employees as a result of employee stock option exercises during the three months ended September 30, 2006 and 2005 was $6.5 million and $11.8 million, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was  $44.9 million and $6.9 million, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 and 2005 was approximately $35.5 million and $14.6 million, respectively.

The Company settles employee stock option exercises with newly issued common shares.

As of September 30, 2006, there was $56.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options granted under the Stock and Option Plans. That cost is expected to be recognized over a weighted-average period of 2.73 years.

Restricted Stock

The following table summarizes the restricted stock activity of the Company during the nine months ended September 30, 2006:

	Restricted Stock	Weighted-Average Grant Date Fair Value
	(Shares in thousands)	(per Share)
Outstanding at December 31, 2005	1,521	$11.02
Granted	566	$35.33
Vested	(202)	$11.44
Cancelled	(60)	$18.01
Outstanding at September 30, 2006	1,825	$18.28

The total fair value of the shares vesting during the three months ended September 30, 2006 and 2005 (measured on the date of vesting) was $1.6 million and $0.2 million, respectively. The total fair value of the shares vesting during the nine months ended September 30, 2006 and 2005 (measured on the date of vesting) was $7.4 million and $1.4 million, respectively.

As of September 30, 2006, there was $19.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested restricted stock granted under the Stock and Option Plans. That cost is expected to be recognized over a weighted-average period of 2.78 years.

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

There were no shares issued to employees under the ESPP during the three months ended September 30, 2006. During the nine months ended September 30, 2006, the following shares were issued to employees under the ESPP (shares in thousands):

Nine Months Ended Sept. 30, 2006
Number of shares	221
Average price paid	$13.20

The total stock-based compensation expense related to the ESPP for the three and nine months ended September 30, 2006 is $0.5 million and $1.8 million, respectively. The following table reflects the weighted average assumptions used in the Black-Scholes valuation model for the ESPP at September 30, 2006:

	For the Three Months Ended Sept. 30, 2006		For the Nine Months Ended Sept. 30, 2006
Expected stock price volatility	56.17%		57.99%
Risk-free interest rate	4.82%		4.07%
Expected term	0.83	years	0.87	years
Expected annual dividends	—		—

The weighted-average fair value of each purchase right granted during the first nine months of 2006 and 2005 was $11.85 and $4.60, respectively.

The expected stock price volatility for ESPP offerings beginning before the fourth quarter of 2005 is based on historical volatility, while the volatility for offerings beginning in the fourth quarter of 2005 and the second quarter of 2006 is based on implied volatility. The expected term represents purchases and purchase periods that take place within the offering period. The Company bases the risk-free interest rate on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the assumed expected term. The expected annual dividends estimate is $0.00, because the Company has not historically paid, and does not for the foreseeable future intend to pay, a dividend.

For Periods Prior to the adoption of FAS 123(R)

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

Prior to January 1, 2006, the Company recorded stock-based compensation expense related to restricted stock awards over the related vesting period for an amount equal to the difference between the price per share of restricted stock issued and the fair value of the Company’s common stock at the date of grant or issuance. Prior to January 1, 2006, the Company recorded forfeitures of restricted stock as they occurred.

The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 if the fair value recognition provisions of FAS 123 had been applied to the Company’s stock-based employee compensation. Employee stock-based compensation expense was amortized on a straight-line basis, because the Company’s valuation of options subject to FAS 123 assumed a single weighted-average expected life for each award. Included in employee stock-based compensation expense for the nine months ended September 30, 2005 is expense related to the modification of certain stock awards in accordance with an officer’s severance agreement.

	For the Three Months Ended Sept. 30, 2005	For the Nine Months Ended Sept. 30, 2005
	(in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(79,578)	$(165,286)
Add: Employee stock-based compensation expense included in net loss, net of tax	915	3,075
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of tax	(8,680)	(29,964)
Pro forma net loss	$(87,343)	$(192,175)
Basic and diluted net loss per common share, as reported	$(0.84)	$(1.93)
Basic and diluted net loss per common share, pro forma	$(0.92)	$(2.25)

The fair value of each stock option granted during the three and nine months ended September 30, 2005 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended Sept. 30, 2005		For the Nine Months Ended Sept. 30, 2005
Expected stock price volatility	60.00%		60.00%
Risk-free interest rate	3.94%		3.74%
Expected term of options	4.00	years	4.08	years
Expected annual dividends	—		—

The fair value of each ESPP purchase right outstanding during the three and nine months ended September 30, 2005 was estimated on the date of subscription using the Black-Scholes option pricing model with the following weighted-average assumptions:

	For the Three Months Ended Sept. 30, 2005		For the Nine Months Ended Sept. 30, 2005
Expected stock price volatility	60.00%		60.00%
Risk-free interest rate	3.07%		2.60%
Expected term of options	0.82	years	0.85	years
Expected annual dividends	—		—

4.      Comprehensive Loss

For the three and nine months ended September 30, 2006 and 2005, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(51,802)	$(79,578)	$(179,547)	$(165,286)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable securities	(9,430)	(719)	1,447	(857)
Foreign currency translation adjustment	(67)	(149)	181	(483)
Total change in other comprehensive loss	(9,497)	(868)	1,628	(1,340)
Total comprehensive loss	$(61,299)	$(80,446)	$(177,919)	$(166,626)

5.      Restructuring Expense

On June 10, 2003, Vertex adopted a plan to restructure its operations to coincide with its increasing internal emphasis on advancing drug candidates through clinical development to commercialization. The restructuring was designed to re-balance the Company’s relative investments in research and development. The restructuring plan included a workforce reduction, write-offs of certain assets and a decision not to occupy approximately 290,000 square feet of specialized laboratory and office space in Cambridge, Massachusetts under lease to Vertex (the “Kendall Square lease”). The Kendall Square lease commenced in January 2003 and has a 15-year term. In the second quarter of 2005, the Company revised its assessment of its real estate requirements and decided to use approximately 120,000 square feet of the facility subject to the Kendall Square lease (the “Kendall Square Facility”) for its operations, beginning in 2006. The Company is now occupying this portion of the Kendall Square facility. The remaining rentable square footage of the Kendall Square Facility currently is subleased to third parties.

In accordance with FAS 146, the Company’s initial estimate of its liability for net ongoing costs associated with the Kendall Square lease obligation was recorded in the second quarter of 2003 at fair value. The restructuring expense incurred from the second quarter of 2003 through the end of the first quarter of 2005 (i.e., immediately prior to the Company’s decision to utilize a portion of the Kendall Square Facility for its operations) relates to the estimated incremental net ongoing lease obligations associated with the entire Kendall Square Facility, together with imputed interest costs relating to the restructuring liability. The restructuring expense incurred in the period beginning in the second quarter of 2005 continues to be estimated in accordance with FAS 146, but relates only to the portion of the building that the Company does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company expects to occupy and use for its operations, are recorded as rental expense in the period incurred. The Company reviews its assumptions and estimates quarterly and updates its estimates of this liability as changes in circumstances require. As required by FAS 146, the expense and liability recorded is calculated using probability-weighted discounted cash-flows of the Company’s estimated ongoing lease obligations, including contractual rental and build-out commitments, net of estimated sublease rentals, offset by related sublease costs.

In estimating the expense and liability under its Kendall Square lease obligation, the Company estimated (i) the costs to be incurred to satisfy rental and build-out commitments under the lease (including operating costs), (ii) the lead-time necessary to sublease the space, (iii) the projected sublease rental rates, and (iv) the anticipated durations of subleases. The Company validates its estimates and assumptions through consultations with independent third parties having relevant expertise. The Company uses a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows. The Company will review its estimates and assumptions on at least a quarterly basis, until the termination of the Kendall Square lease, and will make whatever modifications management believes necessary, based on the Company’s best judgment, to reflect any changed circumstances. The Company’s estimates have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of liability, and the effect of any such adjustments could be material. Because the Company’s estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate of the liability will increase each quarter simply as a result of the passage of time. Changes to the Company’s estimate of the liability are recorded as additional restructuring expense/(credit).

For the three months ended September 30, 2006, the Company recorded approximately $1.4 million of restructuring expense, which was primarily attributable to imputed interest and build-out costs relating to the restructuring liability. The activity related to the restructuring liability and related expense for the three months ended September 30, 2006 is as follows (in thousands):

	Accrual as of June 30, 2006	Cash payments, third quarter 2006	Cash received from subleases, third quarter 2006	Charge, third quarter 2006	Accrual as of Sept. 30, 2006
Lease restructuring expense	$36,278	$(6,517)	$1,578	$1,415	$32,754

For the nine months ended September 30, 2006, the Company recorded approximately $2.6 million of restructuring expense, which was primarily attributable to imputed interest and build-out costs relating to the restructuring liability. The activity related to the restructuring liability and related expense for the nine months ended September 30, 2006 is as follows (in thousands):

	Accrual as of Dec. 31, 2005	Cash payments, nine months ended Sept. 30 2006	Cash received from subleases, nine months ended Sept. 30, 2006	Charge, nine months ended Sept. 30, 2006	Accrual as of Sept. 30, 2006
Lease restructuring expense	$42,982	$(18,401)	$5,548	$2,625	$32,754

During the three months ended September 30, 2005, the Company recorded approximately $1.6 million of additional restructuring expense, which was primarily attributable to the imputed interest cost of the restructuring liability. The activity related to the restructuring liability for the three months ended September 30, 2005 is as follows (in thousands):

	Accrual as of June 30, 2005	Cash Payments, third quarter 2005	Cash received from subleases, third quarter 2005	Charge, third quarter 2005	Accrual as of Sept. 30, 2005
Lease restructuring expense	$43,813	$(6,645)	$591	$1,565	$39,324

For the nine months ended September 30, 2005, the Company recorded net restructuring expense of $1.7 million. This net expense includes a $10.0 million credit to the restructuring liability related to the Company’s decision to occupy approximately 120,000 square feet of the Kendall Square Facility, which is offset by (i) the estimated incremental net ongoing lease obligations associated with the portion of the Kendall Square Facility that the Company is not occupying and (ii) imputed interest costs related to the restructuring liability. The activity related to the restructuring liability and related expense for the nine months ended September 30, 2005 is as follows (in thousands):

	Accrual as of Dec. 31, 2004	Cash payments, nine months ended Sept. 30, 2005	Cash received from subleases, nine months ended Sept. 30, 2005	Credit for portion of facility Vertex decided to occupy nine months ended Sept. 30, 2005	Charge, nine months ended Sept. 30, 2005	Accrual as of Sept. 30, 2005
Lease restructuring expense	$55,843	$(19,662)	$1,407	$(10,018)	$11,754	$39,324

6.                 Altus Investment

In July 2006, the Company sold 817,749 shares of the common stock of Altus Pharmaceuticals, Inc. for approximately $11.7 million, resulting in a realized gain of approximately $7.7 million. At September 30, 2006, the Company held warrants (the “Altus Warrants”) to purchase 1,962,494 shares of Altus common stock and 450,000 shares of Altus redeemable preferred stock. The Altus redeemable preferred stock is not convertible into common stock and is redeemable at the Company’s option on or after December 31, 2010, or by Altus at any time. The Company was restricted from trading Altus securities for a six-month period following Altus’ initial public offering, which took place in January 2006.

Beginning in July 2006, when the Altus securities trading restrictions expired, the Company accounted for the Altus Warrants as derivative instruments under FAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”). FAS 133 requires the Company to record derivative instruments on its condensed consolidated balance sheets at fair value. FAS 133 also requires that any changes to the fair value of the Altus Warrants be recognized in the Company’s statements of operations. The Company used the Black-Scholes valuation model to estimate the fair value of the Altus Warrants. At September 30, 2006, the Company recorded the Altus Warrants on its balance sheets at a fair value of $19.1 million, reflecting an unrealized gain on the Altus Warrants in the amount of $4.3 million. On October 11, 2006, the Company sold all of the Altus Warrants in a private transaction for approximately $18.3 million. As a result of the sale, the Company will recognize a loss of approximately $0.7 million on the Altus Warrants in the fourth quarter of 2006.

7.                 Convertible Subordinated Notes

At September 30, 2006, the Company had approximately $42.1 million in aggregate principal amount of 5% Convertible Subordinated Notes due in September 2007 (“2007 Notes”) and approximately $59.6 million in aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011 (the “2011 Notes”) outstanding.

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

In August 2006, the Company exchanged approximately 4.1 million shares of newly issued common stock for $58.3 million in aggregate principal amount of then outstanding 2011 Notes plus all accrued and unpaid interest thereon. As a result of these exchanges, the Company incurred a non-cash $5.2 million charge in the third quarter of 2006. This charge is related to the incremental shares issued in the transaction over the number that would have been issued upon the conversion of the 2011 Notes under the original conversion terms.

8.                 Equity Offering

In September 2006, the Company completed a public offering of 10,000,000 shares of common stock, including the underwriters’ overallotment of 900,000 shares,  at a price of $33.00 per share. This transaction resulted in net proceeds of approximately $313.3 million to the Company.

9.                 Significant Revenue Arrangements

Janssen Pharmaceutica, N.V.

In June 2006, the Company entered into a collaboration agreement with Janssen Pharmaceutica, N.V. for the development, manufacture and commercialization of telaprevir (VX-950), the Company’s hepatitis C virus protease inhibitor currently in Phase 2b clinical trials. Under the agreement, Janssen will fund 50% of the costs incurred in developing telaprevir (VX-950) in the parties’ territories (North America for the Company, and the rest of the world, other than the Far East, for Janssen)  and has exclusive rights to commercialize telaprevir (VX-950) in Europe, South America, the Middle East, Africa and Australia. Janssen made a $165 million up-front license payment to the Company in July 2006. Janssen has further agreed to make additional contingent development milestone payments totaling up to $380 million, based on the successful development, approval and launch of telaprevir (VX-950). The agreement also provides the Company with royalties on any sales of telaprevir (VX-950) in the Janssen territory, with a tiered royalty structure having a royalty rate averaging in the mid-20% range, contingent upon successful commercialization. Janssen also will contribute under the agreement to the manufacture of telaprevir (VX-950). Janssen may terminate the agreement without cause at any time upon six months’ notice to the Company. For the three and nine months ended September 30, 2006, the Company recognized $25.4 million in revenue under the Janssen agreement, which amount includes an amortized portion of the upfront payment and funding of reimbursable costs.

Merck & Co., Inc.

On June 26, 2006, the Company agreed with Merck & Co., Inc. to extend the research program term and corresponding research funding for the parties’ ongoing research collaboration for three months beyond the original termination date of June 21, 2006. As a result of that extension, the research period under the collaboration ended on September 21, 2006. For the three and nine months ended September 30, 2006, the Company recognized $2.5 million and $30.8 million, respectively, in revenue related to its agreement with Merck, which amounts include research funding, an amortized portion of an upfront payment and product candidate development milestone payments.

Cystic Fibrosis Foundation Therapeutics Incorporated

In January 2006, Vertex amended its research collaboration agreement with Cystic Fibrosis Foundation Therapeutics Incorporated (“CFFT”) to extend the term during which CFFT is providing funding for research of “corrector” compounds targeting the cystic fibrosis transmembrane regulator (“CFTR”) protein, through the first quarter of 2008. In March 2006, Vertex and CFFT further amended the agreement to include development stage funding from CFFT for the purpose of accelerating the clinical development of VX-770, a CFTR “potentiator” compound. The agreement, as amended, provides that CFFT will pay up to $13.3 million to Vertex for specified VX-770 development activities through the end of 2007. Under the amended agreement, Vertex retains the right to develop and commercialize VX-770 and any other compounds discovered in the research collaboration, and will pay royalties to CFFT upon the approval and commercialization of any compounds discovered under the collaboration. For the three and nine months ended September 30, 2006, Vertex recognized $3.3 million and $8.5 million, respectively, in revenue related to its agreement with CFFT.

10.          Guarantees

As permitted under Massachusetts law, Vertex’s Articles of Organization and Bylaws provide that the Company will indemnify its directors and certain of its officers for certain claims asserted against them in connection with their service as director or officer. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased certain directors’ and officers’ liability insurance policies that reduce its monetary exposure and enable it to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification arrangements is minimal.

Vertex customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators and sites in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery and development and/or commercialization collaboration agreements. With respect to the Company’s clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator’s institution relating to personal injury or property damage, violations of law or certain breaches of the Company’s contractual obligations arising out of the research or clinical testing of the Company’s compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company’s contractual obligations. The indemnification provisions appearing in the Company’s collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third-party claims alleging infringement of intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

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

On February 10, 2004, Vertex entered into a Dealer Manager Agreement with UBS Securities LLC in connection with the exchange of approximately $153.1 million of 2011 Notes for approximately $153.1 million of 2007 Notes. On September 13, 2004, the Company entered into a second Dealer Manager Agreement with UBS Securities in connection with the exchange of approximately $79.3 million of 2011 Notes for approximately $79.3 million of 2007 Notes. Each of the Dealer Manager Agreements requires the Company to indemnify UBS Securities against any loss UBS Securities may suffer by reason of the Company’s breach of representations and warranties relating to the exchanges of the convertible notes, the Company’s failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the materials provided to potential investors in connection with the issuance of  the 2011 Notes, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the exchanges. The representations, warranties and covenants in the Dealer Manager Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification obligations is minimal.

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

On September 14, 2006, the Company entered into a Purchase Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of the several underwriters named therein, relating to the Company’s 2006 public offering of common stock. The Purchase Agreement requires the Company to indemnify the underwriters against any loss they may suffer by reason of the Company’s breach of representations and warranties relating to that public offering, the Company’s failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the prospectus used in connection with that offering, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the offering. The representations, warranties and covenants in the Purchase Agreement are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification obligations is minimal.

11.          Contingencies

The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On December 17, 2003, a purported class action, Marguerite Sacchetti v. James C. Blair et al ., was filed in the Superior Court of the State of California, County of San Diego, naming as defendants all of the directors of Aurora who approved the merger of Aurora and Vertex, which closed in July 2001. The plaintiffs claimed that Aurora’s directors breached their fiduciary duty to Aurora by, among other things, negligently conducting a due diligence examination of Vertex by failing to discover alleged problems with VX-745, a Vertex drug candidate that was the subject of a development program that was terminated by Vertex in September 2001. Vertex has certain indemnity obligations to Aurora’s directors under the terms of the merger agreement between Vertex and Aurora. This case was dismissed with prejudice in the first quarter of 2006 in connection with a settlement that resulted in payment to the plaintiffs by the defendants’ directors’ and officers’ liability insurer of under $200,000.

12.          New Accounting Pronouncements

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS No. 154 replaced APB Opinion No. 20, “Accounting Changes,” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impractible to determine either the period-specific effects or the cumulative effect of the change. The Company adopted FAS 154 beginning on January 1, 2006. Its adoption did not have a material impact on the Company’s consolidated financial statements.

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

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing FIN 48 and believes the adoption of FIN 48 will not have a material impact on the Company’s results of operations or financial condition.

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

We are concentrating most of our drug development resources at the present time on three compounds in specific markets: telaprevir (VX-950) for the treatment of hepatitis C virus (HCV) infection in North America, VX-702 for the treatment of rheumatoid arthritis (RA) in North America and Europe and VX-770 for the treatment of cystic fibrosis (CF) worldwide. We have commenced pre-clinical development of a fourth compound, VX-883, for the treatment of bacterial infection. We rely on collaborators (i) for financial support for certain drug research and/or development programs and (ii) to conduct all or a portion of the development, manufacturing and commercialization activities for certain of our other drug candidates, either worldwide or in the markets upon which we are not currently focused.

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

Given the uncertainties of the research and development process, it is not possible to predict with confidence which, if any, of our current research and development efforts will result in a marketable pharmaceutical product. We monitor the results of our discovery research and our nonclinical and clinical trials and frequently evaluate our portfolio investments in light of new data and scientific, business and commercial insights with the objective of balancing risk and potential return. This process can result in relatively abrupt changes in focus and priority as new information becomes available and we gain additional insights into ongoing programs and potential new programs.

Business Strategy

We have elected to diversify our research and development activities across a relatively broad array of investment opportunities, due in part to the high risks associated with the biotechnology and pharmaceutical business. This diversification strategy requires more significant financial resources than would be required if we pursued a more limited approach. In the past, we have sought collaborator funding for a significant percentage of our research activities, which required that we grant to our collaborators significant rights to develop and commercialize any product candidates generated by that research. In the future, we expect that the revenue and funding from collaborations that support our development stage compounds will provide a proportionately higher level of financial support for the company’s research and development activities than revenue from research collaboration agreements. We expect that this will allow us to build a longer-term pipeline of drug candidates that we control in disease indications and geographic markets that will be our principal focus. We plan to expend significant resources on development and commercialization of some of our drug product candidates in certain markets, and rely on collaborators to develop and commercialize certain of our other drug candidates either worldwide or in markets upon which we are not currently focused.

Financial Strategy

Because we have incurred losses from our inception and expect to incur losses for the foreseeable future, we are dependent in large part on our continued ability to raise significant funding to finance our discovery and development operations, our creation of a commerical infrastructure and our overhead, and to meet our long-term contractual commitments and obligations. In the past, we have secured funds principally through capital market transactions, strategic collaborative agreements, proceeds from the disposition of assets, investment income and the issuance of stock under our employee benefit programs. In early July 2006, we received $165.0 million as an upfront payment under our June 30, 2006 collaboration agreement with Janssen. In early August 2006, we exchanged approximately 4.1 million newly issued shares of our common stock for approximately $58.3 million in aggregate principal amount of outstanding 2011 Notes, including accrued and unpaid interest on the notes exchanged. In September 2006, we completed an offering of 10,000,000 shares of our common stock, resulting in net proceeds to us of approximately $313.3 million.

At September 30, 2006, we had $752.3 million of unrestricted cash, cash equivalents and other investments, $42.1 million in principal amount of 5% Convertible Subordinated Notes due September 2007 (the “2007 Notes”) and $59.6 million in principal amount of 5.75% Convertible Senior Subordinated Notes due February 2011 (the “2011 Notes”). In order to fund our research, development and manufacturing activities, particularly for later stage compounds, we expect to continue to pursue a general financing strategy that may lead us to undertake one or more additional capital transactions, which may or may not be similar to transactions in which we have engaged in the past. We cannot be sure that any such financing opportunities will be available on acceptable terms.

Clinical Development Programs

We are currently focusing our preclinical, nonclinical and clinical development investment on telaprevir (VX-950), VX-702, and VX-770 and VX-883. Our pipeline also includes other drug candidates that we may choose to develop ourselves, or with or through a collaborator, as we maintain focus on our core product candidates.

Telaprevir (VX-950)

As a result of our progress in the telaprevir (VX-950) development program, we have increased our investment in that compound to support our global Phase 2b clinical development efforts. We also currently are incurring and expect to continue to incur significant costs to manufacture sufficient quantities of telaprevir (VX-950) drug product, in advance of obtaining regulatory marketing approval, to support a timely commercial product launch if we are successful in obtaining that approval. All or a significant portion of this investment would be lost if telaprevir (VX-950) does not advance to product registration.

We currently are conducting two major Phase 2 clinical trials of  telaprevir (VX-950) - PROVE 1 in the United States and PROVE 2 in Europe - as part of a global Phase 2b development program. We expect that the two clinical trials together will evaluate sustained viral response rates in 580 treatment-naïve patients infected with genotype 1 HCV, the most prevalent form of HCV. The expected total number of patients who will be participating in these two trials, and a description of each of the clinical trial arms, is set forth in the following table:

	Number of Patients in PROVE 1	Number of Patients in PROVE 2	Total
12-week regimens of telaprevir (VX-950) in combination with peg-IFN and RBV	20	80	100
12-week regimens of telaprevir (VX-950) in combination with only peg-IFN	0	80	80
12-week regimens of telaprevir (VX-950) in combination with peg-IFN and RBV, followed by 12 weeks of therapy with peg-IFN and RBV	80	80	160
12-week regimens of telaprevir (VX-950) in combination with peg-IFN and RBV, followed by 36 weeks of therapy with peg-IFN and RBV	80	0	80
Standard of Care HCV Treatment	80	80	160
Total	260	320	580

In both clinical trials, patients in the 12 and 24-week treatment arms who achieve a rapid viral response, or RVR, defined as undetectable (less than 10 IU/mL) viral levels by the end of week 4, and who maintain undectectable viral levels  through to either week 10 or 20 respectively, will stop all treatment at the 12 or 24-week time point, respectively, and will be followed post-treatment to evaluate whether they achieve sustained viral response for 24 weeks following the end of treatment, or SVR. Patients in these treatment arms who do not meet the RVR criterion will continue on pegylated interferon, or peg-IFN, and ribavirin, or RBV, for a total duration of 48 weeks. The 24-week treatment arm will evaluate whether 12 weeks of additional treatment with peg-IFN and RBV adds substantially to the SVR rate compared to only 12 weeks of treatment with telaprevir (VX-950) in combination with peg-IFN and RBV.

Our global Phase 2b development program in treatment-naïve patients has three objectives: (i) to evaluate the optimal SVR rate that can be achieved with telaprevir (VX-950) therapy in combination with peg-IFN and RBV; (ii) to evaluate the optimal treatment duration of peg-IFN/RBV therapy when combined with 3 months of telaprevir (VX-950) therapy; and (iii) to evaluate the role of RBV in telaprevir (VX-950)-based therapy. We also will continue to collect and evaluate safety data relative to the administration of telaprevir (VX-950) in combination with peg-IFN and RBV.

PROVE 1 is fully enrolled and we expect that PROVE 2 enrollment will be complete in the fourth quarter of 2006. In addition to PROVE 1 and PROVE 2, we expect to begin additional clinical trials of telaprevir (VX-950) in the last quarter of 2006, including a Phase 2b clinical trial, designated as the “PROVE 3” trial, in patients who have failed prior standard of care treatment. We anticipate that PROVE 3 will enroll approximately 400 patients. We have completed preliminary analysis of data, including histopathology data, from the six-month nonclinical studies with telaprevir (VX-950) in two animal species. Vertex believes the results from these nonclinical studies will support clinical trials, including PROVE 3, as planned. Complete reports from the six-month nonclinical studies will be provided to regulatory agencies in the fourth quarter of 2006. By the end of the first quarter of 2007, we expect to have enrolled an aggregate of approximately 1,000 patients in clinical trials of telaprevir (VX-950).

In clinical studies reported to date, telaprevir (VX-950) has been administered as a single agent, in combination with peg-IFN only, and in combination with peg-IFN and RBV for 28 days or less. In October 2006, researchers presented data suggesting that both wild-type hepatitis C virus and resistant variants were suppressed in patients when peg-IFN was added to telaprevir (VX-950) in our earlier Phase 1b clinical trial. Clinical investigators also reported that 24 of 26 patients who received telaprevir  (VX-950) in two early-stage clinical trials had undetectable HCV RNA after receiving follow-on combination therapy with peg-IFN and RBV through 24 weeks of treatment, following the conclusion of the clinical trials. Clinical investigators also reported that some of those patients stopped therapy, and that a proportion of them continued to have undetectable HCV RNA after stopping therapy. In subjects who received telaprevir (VX-950) alone, commonly reported adverse events were headache, diarrhea, urinary frequency, sleepiness and skin disorders (dry skin, rash and itching). In subjects who received telaprevir (VX-950) in combination with peg-IFN, with or without RBV, the commonly reported adverse events were flu-like symptoms, fatigue, headache, nausea, anemia, depression, insomnia and skin disorders (dry skin, rash and itching). Safety results to date may not be predictive of the safety profile of telaprevir (VX-950) resulting from longer-term clinical evaluation.

We have successfully completed the technical development work for the Phase 3 and commercial formulation of telaprevir (VX-950). With this formulation, the dosing of telaprevir (VX-950) will be comprised of two 375 mg tablets to be taken every eight hours. We have begun to manufacture sufficient quantities of telaprevir (VX-950) drug product, in advance of obtaining regulatory marketing approval, to support a timely commercial product launch if we are successful in obtaining that approval. We expect that the level of our investment in commercial supply of telaprevir (VX-950) will increase significantly in 2007, and that we will incur significant costs to manufacture and store this inventory between now and the projected product launch.

VX-702

VX-702 is our lead oral p38 mitogen-activated protein, or MAP, kinase inhibitor, which we currently are developing for the treatment of RA. We plan to initiate a 12-week, 120 patient Phase 2a clinical trial in patients with RA in the fourth quarter of 2006 to evaluate the safety, tolerability and anti-inflammatory effects of VX-702 on a background of methotrexate. We currently have an open investigational new drug application with the FDA to support a Thorough QTc study of VX-702, which we plan to initiate early in 2007. Assuming successful outcomes of the 12-week trial and the Thorough QTc study, we plan to conduct a six-month Phase 2b trial in approximately 400 RA patients, starting in the second half of 2007.

VX-770

VX-770 is an oral small molecule compound designed to potentiate the gating activity of the cystic fibrosis transmembrane regulator, or CFTR, protein, a chloride ion transporter on the cell surface that is functionally defective in patients with cystic fibrosis, or CF. We recently completed a Phase 1 clinical trial of VX-770 in healthy volunteers and patients with CF. Although a rash was observed in some subjects during the multi-dose arm of the trial, we believe that the study results support the initiation in early 2007 of an initial Phase 2 proof-of-concept clinical trial of VX-770 in patients with CF. We also have completed a bio-availability study of VX-770 with a new tablet formulation.

VX-883

We have elected to further invest in the preclinical, nonclinical and clinical development of our novel, Vertex-discovered antibiotic, VX-883, and expect to initiate a Phase 1 clinical trial of this molecule in 2008. VX-883 targets both DNA gyrase and topoisomerase IV, enzymes that are essential to bacteria during the replication process. VX-883 is active, in vitro, against Gram-positive and Gram-negative bacterial pathogens prevalent in both community and hospital settings, including certain pathogens that are less susceptible to other classes of antibiotics. VX-883 may be useful in treating infections caused by drug resistant bacteria, including methicillin-resistant Staphylococcus aureus, commonly referred to as MRSA. We hold worldwide development and commercial rights to VX-883.

VX-680

Merck & Co., Inc., our collaborator for the development and commercialization of VX-680 (MK-0457), an investigational drug candidate targeting Aurora kinase, is conducting Phase 2 clinical trials of VX-680 (MK-0457) in patients with solid tumor cancers and an extended Phase 1 clinical trial of patients with hematologic cancers. Clinical results for VX-680 in three patients with treatment-resistant blood cancers were published in the October 2006 issue of the journal Blood. Vertex expects that additional clinical results for VX-680 (MK-0457) will be presented at the American Society of Hematology (ASH) conference in December 2006. We believe that VX-680 (MK-0457) has the potential to advance into late-stage clinical development.

Each of these programs requires a comprehensive investment by Vertex and/or any program collaborator with Vertex to realize its full clinical and commercial value. Development investment at this stage is subject to the considerable risk that any one or more of these compounds will not advance to product registration. Each compound could fail to progress or advance due to a wide range of adverse experimental outcomes, placing our portion of any investment in the compound at risk. While we attempt to stage our investments to mitigate these financial risks, drug discovery and development by its nature is a very risky undertaking and staging of investment is not always possible or desirable. We expect to continue to evaluate and prioritize investment in our clinical development programs based on the emergence of new clinical and nonclinical data in each program throughout 2006 and in subsequent years.

Liquidity and Capital Resources

We have incurred operating losses since our inception and historically have financed our operations principally through public and private offerings of our equity and debt securities, strategic collaborative agreements that include research and development funding, development milestones and royalties on the sales of products, investment income and proceeds from the issuance of stock under our employee benefit programs.

At September 30, 2006, we had unrestricted cash, cash equivalents and other investments of $752.3 million, an increase of $344.8 million from $407.5 million at December 31, 2005. This increase is primarily a result of the $313.3 million net proceeds from our September 2006 equity offering, together with $165 million we received in connection with signing the Janssen agreement. Expenditures for property and equipment during the nine months ended September 30, 2006 were $25.2 million. In July 2006, we sold 817,749 shares of Altus Pharmaceuticals Inc. common stock for approximately $11.7 million, resulting in a realized gain of approximately $7.7 million. Also in July 2006, we began accounting for our warrants to purchase 1,962,494 shares of Altus common stock (the Altus Warrants) as derivative instruments under FAS 133. The $19.1 million value of the Altus Warrants on September 30, 2006 is included in short-term investments on our condensed consolidated balance sheets.

At September 30, 2006, we had approximately $42.1 million in aggregate principal amount of 2007 Notes and approximately $59.6 million in aggregate principal amount of 2011 Notes outstanding. The 2007 Notes are due in September 2007 and are convertible into common stock at the option of the holder at a price equal to $92.26 per share, subject to adjustment under certain circumstances. The 2011 Notes are convertible into common stock at the option of the holder at a price equal to $14.94 per share, subject to adjustment under certain circumstances. In August 2006, we exchanged approximately 4.1 million shares of newly issued common stock for approximately $58.3 million in aggregate principal amount of then outstanding 2011 Notes, plus accrued interest. As a result of this exchange we incurred a non-cash charge of approximately $5.2 million, which related to the incremental shares issued in the transaction over the number that would have been issued upon the conversion of the notes under the original conversion terms.

We expect to continue to make significant investments in our pipeline, particularly in clinical trials for certain of our product candidates, in our ion channel, kinase discovery and other efforts and in our effort to prepare for potential registration, regulatory approval and commercial launch of our existing and future product candidates. We also expect to continue incurring significant costs to manufacture sufficient quantities of telaprevir (VX-950) drug product in advance of obtaining regulatory marketing approval to support a timely commercial product launch if we are successful in obtaining that approval. For the full year 2006, we expect to spend approximately $32 million relating to pharmaceutical development costs and expenses to manufacture commercial supply of telaprevir (VX-950). As a result of these expenditures, we expect to incur losses on a quarterly and annual basis for the foreseeable future.

As part of our strategy for managing our capital structure, we have from time to time adjusted the amount and maturity of our debt obligations through new issues, privately negotiated transactions and market purchases, depending on market conditions and our perceived needs at the time. We expect to continue pursuing a general financial strategy that may lead us to undertake one or more additional transactions with respect to our outstanding debt obligations. Any such transactions may or may not be similar to transactions in which we have engaged in the past.

We believe that our current cash and cash equivalents will be sufficient to fund our projected operating requirements for at least the next 18 months. To the extent that our current cash, cash equivalents and other investments, in addition to the above-mentioned sources, are not sufficient to fund our activities, it will be necessary to raise additional funds through public offerings or private placements of our securities or other methods of financing. We also will continue to manage our capital structure and consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.

There have been no changes to our commitments and obligations as reported in our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2006.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reported periods. These items are constantly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

We believe that the application of the accounting policies for restructuring expense, revenue recognition, research and development expenses, investments and stock-based compensation, all of which are important to our financial condition and results of operations, require significant judgments and estimates on the part of management. Our accounting polices, including the ones discussed below, are more fully described in Note B, “Accounting Policies,” to our consolidated financial statements included in our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2006.

Restructuring Expense

We record liabilities associated with restructuring activities based on estimates of fair value in the period the liabilities are incurred, in accordance with FAS 146. As prescribed by FAS 146, we use a probability-weighted discounted cash-flow analysis to calculate the amount of our liability under the lease agreement for our facility in Kendall Square, Cambridge, Massachusetts (the “Kendall Square Facility”) arising due to our expectation that we will not occupy a portion of that facility. The probability-weighted discounted cash-flow analysis is based on management’s assumptions and estimates of our ongoing lease obligations, including contractual rental commitments, build-out commitments and building operating costs, and estimates of income from subleases, based on the term and timing of such subleases. We discount the estimated cash flows using a discount rate of approximately 10%. These cash flow estimates are reviewed and may be adjusted in subsequent periods. Adjustments are based, among other things, on management’s assessment of changes in factors underlying the estimates. Because our estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate will increase simply as a result of the passage of time, even if all other factors remain unchanged.

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

The liability for accrued restructuring expense of $32.8 million at September 30, 2006 is related to the portion of the Kendall Square Facility that we are not occupying and do not intend to occupy. This liability is calculated by applying our best estimate of the ongoing obligation.

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

Our revenues are generated primarily through collaborative research, development, manufacture and commercialization agreements. The terms of the agreements typically include payment to us of non-refundable up-front license fees, research and development funding, milestone payments and/or royalties on product sales.

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

Substantive milestones realized in collaboration arrangements are recognized as earned when the corresponding payment is reasonably assured, subject to the following policies in those circumstances where we have obligations remaining after achievement of the milestone:

•       In those circumstances where collection of a substantive milestone is reasonably assured, we have remaining obligations to perform under the collaboration arrangement and we have sufficient evidence of fair value for our remaining obligations, we consider the milestone payment and the remaining obligations to be separate units of accounting. In these circumstances, we use the residual method under EITF 00-21 to allocate revenue among the milestones and the remaining obligations; and

•       In those circumstances where collection of a substantive milestone is reasonably assured, we have remaining obligations to perform under the collaboration arrangement, and we do not have sufficient evidence of fair value for our remaining obligations, we consider the milestone payment and the remaining obligations on the contract as a single unit of accounting. In those circumstances where the collaboration does not require specific deliverables at specific times or at the end of the contract term, but rather our obligations are satisfied over a period of time, substantive milestones are recognized over the period of performance. This typically results in a portion of the milestone payment being recognized as revenue on the date the milestone is achieved equal to the applicable percentage of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized over the remaining period of performance.

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

Research and Development Costs

All research and development costs, including amounts funded by research and development collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries and benefits; laboratory supplies; contract services, including clinical trial and pharmaceutical development costs; expenses to manufacture commercial supply of telaprevir (VX-950); stock-based compensation expense; and infrastructure costs, including facilities costs and depreciation. When third party service providers’ billing terms do not coincide with our period-end, we are required to make estimates of the costs, including clinical trial costs, contract services and investment in commercial supply, incurred in a given accounting period and record accruals at period-end. We base our estimates on our knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third party service contract, where applicable.

Altus Investment

In July 2006, we sold 817,749 shares of the common stock of Altus for approximately $11.7 million, resulting in a realized gain of approximately $7.7 million. At September 30, 2006, we held the Altus

Warrants to purchase 1,962,494 shares of Altus common stock and 450,000 shares of Altus redeemable preferred stock. The Altus redeemable preferred stock is not convertible into common stock and is redeemable at our option on or after December 31, 2010, or by Altus at any time. We were restricted from trading Altus securities for a six-month period following Altus’ initial public offering, which took place in January 2006.

Beginning in July 2006, when the Altus securities trading restrictions expired, we began accounting for the Altus Warrants as derivative instruments under FAS 133. FAS 133 requires that we record derivative instruments on our condensed consolidated balance sheets at their fair value. We used the Black-Scholes valuation model to estimate the fair value of the Altus Warrants. FAS 133 also requires that we recognize any changes to the fair value of the Altus Warrants in our statements of operations. At September 30, 2006, we recorded the Altus Warrants on our balance sheets at a fair market value of $19.1 million, reflecting an unrealized gain on the Altus Warrants in the amount of $4.3 million. On October 11, 2006, we sold all of the Altus Warrants in a private transaction for approximately $18.3 million. As a result of the sale, we will recognize a loss of approximately $0.7 million on the Altus Warrants in the fourth quarter of 2006.

Stock-based compensation

We adopted the provisions of Statement of Financial Accounting Standards Board No. 123(R), “Share-Based Payment” (“FAS 123(R)”), on January 1, 2006. FAS 123(R) requires us to measure compensation cost of stock-based compensation at the grant date, based on the fair value of the award, and to recognize that cost as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). We elected to adopt the modified prospective transition method as provided by FAS 123(R) and accordingly, financial statement amounts for the periods prior to January 1, 2006 that are presented in this Form 10-Q have not been restated to reflect the fair value methods.

Under FAS 123(R), we determine the fair value of awarded stock options and shares issued under the ESPP using the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make certain assumptions and estimates concerning our stock price volatility, the rate of return of risk-free investments, the expected term of the awards, and our anticipated dividends. In determining the amount of expense to be recorded, judgment is also required to estimate forfeiture rates for awards based on the probability that employees will complete the required service period. If actual forfeitures differ significantly from our estimates, our results could be materially impacted.

Results of Operations

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Our net loss for the three months ended September 30, 2006 was $51,802,000, or $0.46 per basic and diluted common share, compared to net loss of $79,578,000, or $0.84 per basic and diluted common share, for the three months ended September 30, 2005. Included in the net loss for the quarter ended September 30, 2006 is stock-based compensation expense of $9,274,000, restructuring expense of $1,415,000, loss on exchange of convertible subordinated notes of $5,151,000 and gains related to an investment of $11,913,000. Included in the net loss for the quarter ended September 30, 2005 is stock-based compensation expense of $915,000, restructuring expense of $1,565,000 and loss on exchange of convertible subordinated notes of $36,324,000.

Revenues

Total revenues increased $17,082,000 to $53,289,000 for the three months ended September 30, 2006, compared to $36,207,000 for the three months ended September 30, 2005. In the third quarter of 2006, revenue was comprised of $10,902,000 in royalties and $42,387,000 in collaborative research and development revenue. In the third quarter of 2005, revenue was comprised of $9,466,000 in royalties and $26,741,000 in collaborative research and development revenue.

Royalties consist principally of Lexiva/Telzir royalty revenue, based on actual and estimated worldwide net sales. The increase in royalty revenue is due to an increase in Lexiva/Telzir sales. We pay a royalty to a third party on sales of Lexiva/Telzir.

Collaborative research and development revenue increased $15,646,000, or 59%, for the three months ended September 30, 2006, as compared with the same period in 2005. This increase was primarily due to a milestone payment under our collaboration agreement with Mitsubishi Pharma Corporation and revenue recognized during the quarter from our collaboration with Janssen, which offset a decline in revenue from our research collaborations. We expect that for the foreseeable future the revenue and funding from collaborations that support our development-stage compounds will provide a proportionately higher level of financial support for our research and development activities than revenue from research collaboration agreements.

Costs and Expenses

Research and development expenses increased $32,525,000, or 51%, to $96,115,000, including $7,554,000 of stock-based compensation, for the three months ended September 30, 2006, from $63,590,000, including $751,000 of stock-based compensation, for the same period in 2005. The increase in research and development expenses was driven primarily by development investment to support the global Phase 2b clinical development program for telaprevir (VX-950), as well as expenses incurred to manufacture commercial supply of telaprevir (VX-950) drug product, together with an increase in stock-based compensation expense of $6,803,000 due to the adoption of FAS 123(R). Development expenses accounted for 90%, or $29,241,000, of the aggregate increase in research and development expenses.

Research and development expenses consist primarily of salary and benefits, laboratory supplies, contractual services (including pharmaceutical development and clinical trial material costs), expenses for commercial supply of telaprevir (VX-950), stock-based compensation expense and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the three months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,
	2006	2005	$ Change	% Change
Research Expenses:
Salary and benefits	$11,090	$10,111	$979	10%
Laboratory supplies and other direct expenses	5,015	5,135	(120)	(2)%
Contractual services	1,334	1,320	14	1%
Stock-based compensation expense	3,693	451	3,242	719%
Infrastructure costs	11,816	12,647	(831)	(7)%
Total research expenses	$32,948	$29,664	$3,284
Development Expenses:
Salary and benefits	$10,795	$7,014	$3,781	54%
Laboratory supplies and other direct expenses	5,081	3,176	1,905	60%
Contractual services	28,176	17,009	11,167	66%
Commercial supply of telaprevir (VX-950)	5,254	—-	5,254	100%
Stock-based compensation expense	3,861	300	3,561	1187%
Infrastructure costs	10,000	6,427	3,573	56%
Total development expenses	$63,167	$33,926	$29,241
Total Research and Development Expenses:
Salary and benefits	$21,885	$17,125	$4,760	28%
Laboratory supplies and other direct expenses	10,096	8,311	1,785	21%
Contractual services	29,510	18,329	11,181	61%
Commercial supply of telaprevir (VX-950)	5,254	—-	5,254	100%
Stock-based compensation expense	7,554	751	6,803	906%
Infrastructure costs	21,816	19,074	2,742	14%
Total research and development expenses	$96,115	$63,590	$32,525

Sales, general and administrative expenses increased to $14,773,000, including $1,720,000 of stock-based compensation, for the three months ended September 30, 2006, compared to $10,738,000, including $164,000 of stock-based compensation, for the same period in 2005. This increase is the result of increased expenses to support our growth as we advance our drug candidates, particularly telaprevir (VX-950), into late-stage development and plan for commercial manufacture and sales of telaprevir (VX-950) if we are successful in obtaining regulatory marketing approval.

Restructuring expense for the three months ended September 30, 2006 was $1,415,000, compared to a restructuring expense for the three months ended September 30, 2005 of $1,565,000. These expenses resulted primarily from imputed interest and build-out costs related to the restructuring liability.

The activity related to the restructuring liability and related expense for the three months ended September 30, 2006 is as follows (in thousands):

		Cash
		payments,	Cash received	Charge,
	Accrual as of	third	from subleases,	third	Accrual as of
	June 30,	quarter	third quarter	quarter	Sept. 30,
	2006	2006	2006	2006	2006
Lease restructuring expense	$36,278	$(6,517)	$1,578	$1,415	$32,754

The activity related to the restructuring liability and related expense for the three months ended September 30, 2005 is as follows (in thousands):

		Cash
		Payments,	Cash received	Charge,
	Accrual as of	third	from subleases,	third	Accrual as of
	June 30,	quarter	third quarter	quarter	Sept. 30,
	2005	2005	2005	2005	2005
Lease restructuring expense	$43,813	$(6,645)	$591	$1,565	$39,324

Interest income increased $1,597,000, or 43%, to $5,330,000 for the three months ended September 30, 2006 from $3,733,000 for the three months ended September 30, 2005. The increase is a result of higher invested funds and portfolio yields.

Interest expense decreased $2,738,000, or 61%, to $1,767,000 for the three months ended September 30, 2006 from $4,505,000 for the three months ended September 30, 2005. The decrease resulted from reduction of outstanding debt in 2006 relative to 2005.

In July 2006, we sold 817,749 shares of Altus common stock for approximately $11,677,000, resulting in a realized gain of approximately $7,663,000.

As of September 30, 2006, there was approximately $76,512,000 of unrecognized compensation cost, net of forfeitures, related to stock-based awards granted under our stock-based compensation plans. We expect to recognize that cost over a weighted-average period of 2.74 years.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Our net loss for the nine months ended September 30, 2006 was $179,547,000, or $1.64 per basic and diluted common share, compared to a net loss of $165,286,000, or $1.93 per basic and diluted common share, for the nine months ended September 30, 2005. Included in the net loss for the nine months ended September 30, 2006 is stock-based compensation expense of $29,046,000, restructuring expense of $2,625,000, loss on exchange of convertible subordinated notes of  $5,151,000, gains related to an investment of $11,913,000 and the effect of a cumulative benefit of accounting change of $1,046,000, related to the adoption of FAS 123(R). Included in the net loss for the nine months ended September 30, 2005 is stock-based compensation expense of $3,075,000, net restructuring expense of $1,736,000 and loss on exchange of convertible subordinated notes of $36,324,000.

Revenues

Total revenues increased $24,968,000 to $122,102,000 for the nine months ended September 30, 2006, compared to $97,134,000 for the nine months ended September 30, 2005. In the first nine months of 2006, revenue was comprised of $29,086,000 in royalties and $93,016,000 in collaborative research and development revenue. In the first nine months of 2005, revenue was comprised of $23,086,000 in royalties and $74,048,000 in collaborative research and development revenue.

Collaborative research and development revenue increased $18,968,000, or 26%, in the first nine months of 2006, as compared with the same period in 2005. This increase was primarily due to revenue recognized during the quarter from our collaborations with Janssen and Merck & Co., Inc., which offsets a decline in revenue from our research collaborations with Novartis Pharma AG. We expect that for the foreseeable future the revenue and funding from collaborations that support our development-stage compounds, such as the Janssen and Merck collaborations, will provide a proportionately higher level of financial support for our research and development activities than revenue from research collaboration agreements.

Costs and Expenses

Research and development expenses increased $82,185,000, or 46%, to $262,567,000, including $23,715,000 of stock-based compensation, for the nine months ended September 30, 2006 from $180,382,000, including $2,515,000 of stock-based compensation, for the same period in 2005. The increase in research and development expenses was driven primarily by development investment to support the global Phase 2b clinical development program for telaprevir (VX-950), as well as expenses incurred to manufacture commercial supply of telaprevir (VX-950) drug product, together with an increase in stock-based compensation expense of $21,200,000 due to the adoption of FAS 123(R). Development expenses accounted for 80%, or $66,022,000, of the aggregate increase in research and development expenses.

Research and development expenses consist primarily of salary and benefits, laboratory supplies, contractual services (including pharmaceutical development and clinical trial material costs), expenses for commercial supply of telaprevir (VX-950), stock-based compensation expense and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005	$ Change	% Change
Research Expenses:
Salary and benefits	$33,605	$29,918	$3,687	12%
Laboratory supplies and other direct expenses	16,881	16,147	734	5%
Contractual services	4,915	4,831	84	2%
Stock-based compensation expense	12,021	1,497	10,524	703%
Infrastructure costs	38,219	37,085	1,134	3%
Total research expenses	$105,641	$89,478	$16,163
Development Expenses:
Salary and benefits	$29,042	$19,281	$9,761	51%
Laboratory supplies and other direct expenses	13,526	8,005	5,521	69%
Contractual services	68,638	43,752	24,886	57%
Commercial supply of telaprevir (VX-950)	5,827	—-	5,827	100%
Stock-based compensation expense	11,694	1,018	10,676	1049%
Infrastructure costs	28,199	18,848	9,351	50%
Total development expenses	$156,926	$90,904	$66,022
Total Research and Development Expenses:
Salary and benefits	$62,647	$49,199	$13,448	27%
Laboratory supplies and other direct expenses	30,407	24,152	6,255	26%
Contractual services	73,553	48,583	24,970	51%
Commercial supply of telaprevir (VX-950)	5,827	—-	5,827	100%
Stock-based compensation expense	23,715	2,515	21,200	843%
Infrastructure costs	66,418	55,933	10,485	19%
Total research and development expenses	$262,567	$180,382	$82,185

Sales, general and administrative expenses increased to $42,022,000, including $5,331,000 of stock-based compensation, for the nine months ended September 30, 2006, compared to $31,179,000, including $560,000 of stock-based compensation, for the same period in 2005. This increase is the result of increased expenses to support our growth as we advance our drug candidates, particularly telaprevir (VX-950), into late-stage development and plan for commercial manufacture and sales of telaprevir (VX-950) if we are successful in obtaining regulatory marketing approval.

Restructuring expense for the nine months ended September 30, 2006 was $2,625,000, compared to a restructuring expense for the nine months ended September 30, 2005 of $1,736,000. The expense in the nine months ended September 30, 2006  resulted primarily from imputed interest and build-out costs related to the restructuring liability. The expense for the nine months ended September 30, 2005 includes an adjustment of the portion of restructuring liability relating to the portion of the Kendall Square Facility that we decided in 2005 to occupy, offset by (i) a charge in the amount of the estimated incremental net ongoing lease obligation associated with the portion of the Kendall Square Facility that we are not occupying and do not intend to occupy and (ii) imputed interest costs relating to the restructuring liability.

The activity related to the restructuring liability and related expense for the nine months ended September 30, 2006 is as follows (in thousands):

		Cash,	Cash received
		payments	from subleases,	Charge
		nine months	nine months	nine months
	Accrual as of	ended	Ended	ended	Accrual as of
	Dec. 31,	Sept. 30,	Sept. 30	Sept. 30,	Sept. 30,
	2005	2006	2006	2006	2006
Lease restructuring expense	$42,982	$(18,401)	$5,548	$2,625	$32,754

The activity related to the restructuring liability and related expense for the nine months ended September 30, 2005 is as follows (in thousands):

	Accrual as of Dec. 31, 2004	Cash payments, nine months ended Sept. 30, 2005	Cash received from subleases, nine months ended Sept. 30, 2005	Credit for portion of facility Vertex decided to occupy nine months ended Sept. 30, 2005	Charge, nine months ended Sept. 30, 2005	Accrual as of Sept. 30, 2005
Lease restructuring expense	$55,843	$(19,662)	$1,407	$(10,018)	$11,754	$39,324

Interest income increased $4,932,000, or 59%, to $13,231,000 for the nine months ended September 30, 2006 from $8,299,000 for the nine months ended September 30, 2005. The increase is a result of higher invested funds and portfolio yields.

Interest expense decreased $7,302,000, or 53%, to $6,481,000 for the nine months ended September 30, 2006 from $13,783,000 for the nine months ended September 30, 2005. The decrease resulted from our reduction of outstanding debt in 2006 relative to 2005.

Pursuant to FAS 123(R), stock-based compensation expense is recognized over the service period, including an estimate of awards that will be forfeited. Previously, we recorded the impact of forfeitures as they occurred. In connection with the adoption of FAS 123(R), during the first nine months of 2006 we recorded a $1,046,000 benefit from the cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred, to estimating forfeitures during the service period.

New Accounting Pronouncements

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS No. 154 replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We adopted FAS 154 beginning on January 1, 2006; its adoption did not have a material impact on our condensed consolidated financial statements.

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

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing FIN 48 and believe the adoption of FIN 48 will not have a material impact on our results of operations or financial condition.

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

•  our estimates and assumptions in valuing stock-based compensation will prove accurate;

•  the estimated fair value of our various indemnification obligations is minimal;

•       we will expend significant resources on development and commercialization of some of our drug products in certain markets and will rely on collaborators to develop and commercialize certain of our drug candidates either worldwide or in markets upon which we are not currently focused;

•  revenue and funding from collaborations that support our development stage compounds will provide a proportionately higher level of financial support for our research and development activities than revenue from research collaborations, and that this will allow us to build a longer-term pipeline of drug candidates that we control in disease indications and geographic markets that will be our principal focus;

•       the timing of our drug development activities will be as set forth in this Quarterly Report;

•       we will continue to evaluate and prioritize investment in our clinical development programs based on the emergence of new clinical and nonclinical data in each program in 2006 and in subsequent years;

•       we will incur significant manufacturing costs for telaprevir (VX-950) drug product in quantities to support a timely commercial launch and the level of that investment will increase significantly in 2007;

•       our timelines for development and commercialization of telaprevir (VX-950) will be as we have projected;

•       PROVE 1 and PROVE 2 together will evaluate sustained viral response rates in 580 treatment-naïve patients infected with genotype 1 HCV;

•       PROVE 2 enrollment will be complete in the fourth quarter of 2006;

•       we will begin additional clinical trials of telaprevir (VX-950) in approximately 400 patients in the fourth quarter of 2006, including the PROVE 3 clinical trial;

•  the six-month nonclinical studies of telaprevir (VX-950) in two animal species will support six-month clinical trials including PROVE 3;

•       by the end of the first quarter of 2007, we will have enrolled approximately 1,000 patients in clinical trials of telaprevir (VX-950);

•       we will initiate a Phase 2a clinical trial of VX-702 in 120 patients in the fourth quarter of 2006, and a Thorough Qtc study of VX-702 early in 2007;

•  we will conduct a six-month, Phase 2b clinical trial of VX-702 in approximately 400 patients with RA in the second half of 2007, if the outcomes from earlier trials are successful;

•  study results from our Phase 1 clinical trial of VX-770 support the initiation in early 2007 of a Phase 2 clinical trial program in patients with CF;

•  VX-883 may be useful in treating infections caused by MSRA and other bacteria;

•  clinical results for VX-680 (MK-0457) will be presented at ASH in December 2006;

•       VX-680 has the potential to advance into late-stage clinical development;

•       we will continue to make significant investments in our pipeline, particularly in clinical trials for certain of our product candidates, in our ion channel, kinase and other discovery efforts and in our effort to prepare for potential registration, regulatory approval and commercial launch of our existing and future product candidates;

•       in 2006, we will expend approximately $32 million relating to manufacture and supply of drug product in our telaprevir (VX-950) program;

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

Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report will be important in determining future results. While management makes its best efforts to be accurate in making forward-looking statements, such statements are subject to risks and uncertainties that could cause our actual results to vary materially. These risks and uncertainties include, among other things, the risk that (1) any one or more of our internal drug development programs or our development programs with collaborators will not proceed as planned for technical, scientific or commercial reasons, due to U.S. Food and Drug Administration disagreement on trial designs, due to patient enrollment issues, due to manufacturing delay or due to judgments based on new information from non-clinical studies or clinical trials or from other sources, (2) future competitive or other market factors may adversely impact the commercial potential for our product candidates in HCV and inflammation and other areas, (3) due to scientific, medical or technical developments, our drug discovery efforts will not ultimately result in commercial products or assets that can generate revenue, and (4) the key estimates and assumptions underlying our forward-looking statements will turn out to be incorrect or not reflective of changing scientific knowledge or business conditions in the future, as well as other risks set forth under the heading “Risk Factors” appearing in Item 1A of our Annual Report on Form 10-K, filed with the Securities and

Exchange Commission on March 16, 2006, and updated in our Quarterly Report on Form 10-Q for the period ended June 30, 2006, which are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed there could also adversely affect us. Consequently, no forward-looking statement can be guaranteed. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market risk sensitive instruments are held for trading purposes. As of September 30, 2006, other than the Altus Warrants, there were no derivative financial instruments in our investment portfolio.

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

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, at the end of the period covered by this report, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. These procedures and controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the third fiscal quarter, ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   Other Information

Item 1A.                Risk Factors

Information regarding risk factors appears in Item 1A of our 2005 Annual Report on Form 10-K, which was filed with the Commission on March 16, 2006. Except as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, there have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

(c)   The table set forth below shows all repurchases of securities by the Company during the three months ended September 30, 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced Plans or Programs	Maximum Number of Shares that may yet be purchased under publicly announced Plans or Programs
July 1, 2006 to July 31, 2006	10,016	$0.01	—	—
Aug. 1, 2006 to Aug. 31, 2006	6,518	$0.01	—	—
Sept. 1, 2006 to Sept. 30, 2006	1,906	$0.01	—	—

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

Item 6.                        Exhibits

Exhibit No.	Description
1.1

Purchase Agreement, dated September 14, 2006, between Vertex Pharmaceuticals Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and UBS Securities LLC., filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006.

4.1

Resale Registration Rights Agreement by and between Vertex Pharmaceuticals Incorporated and Highbridge International LLC, filed as Exhibit 4.5 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 15, 2006.

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2006	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH
Ian F. Smith
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Exhibit Index

Exhibit No.	Description
1.1

Purchase Agreement, dated September 14, 2006, between Vertex Pharmaceuticals Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley & Co. Incorporated, and UBS Securities LLC., filed as Exhibit 1.1 to the Current Report on Form 8-K filed with the Commission on September 14, 2006.

4.1

Resale Registration Rights Agreement by and between Vertex Pharmaceuticals Incorporated and Highbridge International LLC, filed as Exhibit 4.5 to the Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 15, 2006.

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.