Form 10-Q
period 2007-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2007-05-10
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ”accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	130,989,395
Class	Outstanding at May 7, 2007

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

“We,” “us,” the “Company” and “Vertex” as used in this Quarterly Report on Form 10-Q, refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.

“Vertex” is a registered trademark of Vertex. “Agenerase,” “Lexiva” and “Telzir” are registered trademarks of GlaxoSmithKline plc. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I. Financial Information

Item 1.                        Condensed Consolidated Financial Statements

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$354,328	$213,171
Marketable securities, available for sale	300,812	491,455
Accounts receivable	44,099	62,923
Prepaid expenses	7,301	3,857
Total current assets	706,540	771,406
Marketable securities, available for sale	35,326	57,126
Restricted cash	30,258	30,258
Property and equipment, net	61,423	61,535
Other assets	1,548	1,254
Total assets	$835,095	$921,579
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,141	$15,368
Accrued expenses and other current liabilities	81,139	91,359
Accrued interest	70	1,905
Deferred revenues, current portion	34,100	33,889
Accrued restructuring expense, current portion	4,909	4,735
Convertible subordinated notes (due September 2007)	42,102	42,102
Convertible senior subordinated notes	—	59,648
Other obligations	3,127	2,008
Total current liabilities	174,588	251,014
Accrued restructuring expense, excluding current portion	31,599	28,338
Collaborator development loan	19,997	19,997
Deferred revenues, excluding current portion	107,612	116,295
Total liabilities	333,796	415,644
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 130,824,977 and 126,121,473 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,288	1,244
Additional paid-in capital	1,777,720	1,702,128
Accumulated other comprehensive loss	(506)	(962)
Accumulated deficit	(1,277,203)	(1,196,475)
Total stockholders’ equity	501,299	505,935
Total liabilities and stockholders’ equity	$835,095	$921,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues:
Royalties	$9,796	$9,179
Collaborative and other research and development revenues	59,014	29,908
Total revenues	68,810	39,087
Costs and expenses:
Royalty payments	3,269	2,995
Research and development expenses	132,578	75,202
Sales, general and administrative expenses	16,537	12,879
Restructuring expense	5,055	767
Total costs and expenses	157,439	91,843
Loss from operations	(88,629)	(52,756)
Interest income	9,122	3,980
Interest expense	(1,221)	(2,357)
Loss before cumulative effect of a change in accounting principle	$(80,728)	$(51,133)
Cumulative effect of a change in accounting principle—SFAS 123(R)*	—	1,046
Net loss	$(80,728)	$(50,087)
Basic and diluted net loss per common share before cumulative effect of a change in accounting principle	$(0.64)	$(0.48)
Basic and diluted cumulative effect of a change in accounting principle per common share	—	0.01
Basic and diluted net loss per common share	$(0.64)	$(0.47)
Basic and diluted weighted-average number of common shares outstanding	125,756	107,440

*                    In 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment,” using a modified prospective method. See Note 3, “Stock-based Compensation,” for further details.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(80,728)	$(50,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,321	6,250
Stock-based compensation expense	12,320	8,125
Other non-cash based compensation expense	846	666
Cumulative effect of a change in accounting principle	—	(1,046)
Realized loss on marketable securities	43	—
Loss on disposal of property and equipment	—	1
Changes in operating assets and liabilities:
Accounts receivable	18,824	(3,184)
Prepaid expenses	(3,444)	(3,507)
Accounts payable	(6,227)	49
Accrued expenses and other liabilities	(9,103)	(6,641)
Accrued restructuring	3,435	(1,263)
Accrued interest	(1,623)	(2,222)
Deferred revenues	(8,472)	(7,849)
Net cash used in operating activities	(67,808)	(60,708)
Cash flows from investing activities:
Purchase of marketable securities	(28,115)	(36,725)
Sales and maturities of marketable securities	241,014	86,984
Expenditures for property and equipment	(6,133)	(7,453)
Investments and other assets	(1,101)	(518)
Net cash provided by investing activities	205,665	42,288
Cash flows from financing activities:
Issuances of common stock from employee benefit plans, net	3,393	22,321
Debt exchange costs	(49)	(161)
Net cash provided by financing activities	3,344	22,160
Effect of changes in exchange rates on cash	(44)	42
Net increase in cash and cash equivalents	141,157	3,782
Cash and cash equivalents—beginning of period	213,171	78,045
Cash and cash equivalents—end of period	$354,328	$81,827
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,767	$4,445

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2007 and 2006.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, which are contained in the Company’s 2006 Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on March 1, 2007.

2.                 Accounting Policies

Basic and Diluted Net Loss per Common Share

Basic net loss per share is based upon the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and the vesting of unvested restricted shares of common stock. Common equivalent shares have not been included in the net loss per share calculations because the effect of including such shares would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following (in thousands, except per share amounts):

	At March 31,
	2007	2006
Stock options	15,382	15,014
Weighted-average exercise price, per share	$27.54	$24.86
Convertible notes	456	8,354
Weighted-average conversion price, per share	$92.26	$19.16
Unvested restricted shares	2,045	1,752

Stock-based Compensation Expense

The Company records stock-based compensation expense in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”).

SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation over the employees’ service periods. Compensation cost is measured at the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. Please refer to Note 3, “Stock-based Compensation,” for further information.

Research and Development Expenses

All research and development expenses, including amounts funded by research collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salary and benefits; stock-based compensation expense;  laboratory supplies and other direct expenses; contractual services, including clinical trial costs and pharmaceutical development costs; commercial supply investment in telaprevir; and infrastructure costs, including facilities costs and depreciation. Due to telaprevir’s stage of development, costs related to the Company’s investment in its commercial supply are included in research and development expenses.

The Company’s collaborators have funded portions of the Company’s research and development programs related to specific drug candidates and research targets, including, in the three months ended March 31, 2007 and 2006, telaprevir, VX-702, VX-770, kinases and certain cystic fibrosis research targets.

The following table details the research and development expenses incurred by the Company for collaborator-sponsored and Company-sponsored programs (collaborator-sponsored programs are those in which a collaborator has funded any portion of the related program expenses, such as the telaprevir program) for the three months ended March 31, 2007 and 2006 (in thousands):

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$5,658	$75,853	$81,511	$19,541	$29,178	$48,719
Company-sponsored	34,324	16,743	51,067	16,731	9,752	26,483
Total	$39,982	$92,596	$132,578	$36,272	$38,930	$75,202

Restructuring Expense

The Company records costs and liabilities associated with exit and disposal activities, as defined in FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), at fair value in the period the liability is incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. In the three months ended March 31, 2007 and 2006, the Company recorded costs and liabilities for exit and disposal activities related to a restructuring plan in accordance with SFAS 146. The liability is evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances. Please refer to Note 6, “Restructuring Expense,” for further information.

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

The Company’s revenues are generated primarily through collaborative research, development and commercialization agreements. The terms of these agreements typically include payment to Vertex of one or more of the following: non-refundable, up-front license fees; funding of research and/or development efforts; milestone payments; and royalties on product sales.

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

Substantive milestones achieved in collaboration arrangements are recognized as earned when the corresponding payment is reasonably assured, subject to the following policies in those circumstances where the Company has obligations remaining after achievement of the milestone:

•       In those circumstances where collection of a substantive milestone payment is reasonably assured, the Company has remaining obligations to perform under the collaboration arrangement and the Company has sufficient evidence of fair value for its remaining obligations, management considers the milestone payment and the remaining obligations to be separate units of accounting. In these circumstances, the Company uses the residual method under EITF 00-21 to allocate revenue among the milestones and the remaining obligations.

•       In those circumstances where collection of a substantive milestone payment is reasonably assured, the Company has remaining obligations to perform under the collaboration arrangement and the Company does not have sufficient evidence of fair value for its remaining obligations, management considers the milestone payment and the remaining obligations under the contract as a single unit of accounting. In those circumstances where the collaboration does not require specific deliverables at specific times or at the end of the contract term, but rather the Company’s obligations are satisfied over a period of time, substantive milestone payments are recognized over the period of performance. This typically results in a portion of the milestone payment being recognized as revenue on the date the milestone is achieved equal to the applicable percentage of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized over the remaining period of performance.

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

3.                 Stock-based Compensation

At March 31, 2007, the Company had four stock-based employee compensation plans: the 1991 Stock Option Plan, the 1994 Stock and Option Plan, the 1996 Stock and Option Plan and the 2006 Stock and Option Plan (collectively, the “Stock and Option Plans”), and one Employee Stock Purchase Plan (the

“ESPP”). In connection with these Stock and Option Plans, the Company issues stock options and restricted stock awards with service conditions, which are generally the vesting periods of the awards. The Company also issues restricted stock awards with market conditions to certain members of senior management.

The Company records stock-based compensation expense in accordance with SFAS 123(R). SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense using the “fair value” method. The fair value of stock options and shares purchased pursuant to the ESPP is calculated using the Black-Scholes valuation model. The fair value of restricted stock awards is predominately based on intrinsic value on the date of grant. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost, measured at the grant date based on the fair value of the award, is recognized as expense ratably over the service period. Compensation cost for restricted stock awards with market conditions is recognized over the derived service period. The expense recognized over the service period includes an estimate of awards that will be forfeited. Prior to adoption of SFAS 123(R), Vertex recorded the impact of forfeitures of restricted stock as they occurred. In connection with the adoption of SFAS 123(R) during the three months ended March 31, 2006, Vertex recorded a $1.0 million benefit from the cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred to estimating forfeitures during the service period.

The effect of recording stock-based compensation expense for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Stock-based compensation expense by type of award:
Stock options	$8,307	$5,598
Restricted shares	3,340	1,727
ESPP	673	800
Total stock-based compensation expense	$12,320	$8,125
Effect of stock-based compensation expense by line item:
Research and development expenses	$10,302	$6,406
Sales, general and administrative expenses	2,018	1,719
Total stock-based compensation expense	$12,320	$8,125
Cumulative effect of a change in accounting principle—SFAS 123(R)	—	(1,046)
Net stock-based compensation expense included in net loss	$12,320	$7,079

Stock Options

All stock options granted during the three months ended March 31, 2007 and 2006 were granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant, and the options had a weighted-average grant date fair value, measured on the grant date, of $20.10 and $20.03, respectively.

In accordance with SFAS 123(R), the Company recorded stock-based compensation expense of $8.3 million and $5.6 million, respectively, for the three months ended March 31, 2007 and 2006, related to stock options. As of March 31, 2007, there was $68.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested options granted under the Company’s Stock and Option Plans. That expense is expected to be recognized over a weighted-average period of 2.78 years.

Restricted Stock

The Company recorded stock-based compensation expense of $3.3 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively, related to restricted shares outstanding during those periods.

As of March 31, 2007, there was $29.3 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock granted under the Company’s Stock and Option Plans. That expense is expected to be recognized over a weighted-average period of 2.66 years.

Employee Stock Purchase Plan

The stock-based compensation expense related to the ESPP for the three months ended March 31, 2007 and 2006 was $0.7 million and $0.8 million, respectively. As of March 31, 2007, there was $0.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to ESPP shares. That cost is expected to be recognized during 2007.

During the three months ended March 31, 2007 and 2006, no shares were issued to employees under the ESPP.

4.                 Comprehensive Loss

For the three months ended March 31, 2007 and 2006, comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(80,728)	$(50,087)
Changes in other comprehensive loss:
Unrealized holding gains on marketable securities	500	13,726
Foreign currency translation adjustment	(44)	42
Total change in other comprehensive loss	456	13,768
Total comprehensive loss	$(80,272)	$(36,319)

5.                 Income Taxes

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

At the adoption date and March 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48. The Company’s practice was and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the three months ended March 31, 2007. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

6.                 Restructuring Expense

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

The restructuring expense incurred continues to be estimated in accordance with SFAS 146, and relates only to the portion of the building that the Company is not occupying and currently does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

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

For the three months ended March 31, 2007, the Company recorded net restructuring expense of $5.1 million, which was primarily the result of revising certain key estimates and assumptions about building operating costs, for the remaining period of the lease commitment, as well as the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended March 31, 2007 was as follows (in thousands):

	Liability as of December 31, 2006	Cash Payments in first quarter of 2007	Cash received from subleases in first quarter of 2007	Charge in first quarter of 2007	Liability as of March 31, 2007
Lease restructuring liability	$33,073	$(3,197)	$1,577	$5,055	$36,508

For the three months ended March 31, 2006, the Company recorded net restructuring expense of $0.8 million, which was primarily attributable to the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended March 31, 2006 is as follows (in thousands):

	Liability as of December 31,	Cash Payments in first quarter of	Cash received from subleases in first quarter of	Charge in first quarter of	Liability as of March 31,
	2005	2006	2006	2006	2006
Lease restructuring liability	$42,982	$(3,980)	$1,950	$767	$41,719

7.                 Altus Investment

Altus Pharmaceuticals, Inc. (“Altus”) completed an initial public offering in January 2006. As a result of investments Vertex had made in Altus while Altus was a private company, Vertex owned 817,749 shares of common stock and warrants to purchase 1,962,494 shares of common stock (the “Altus Warrants”). In addition, the Company, as of the completion of the offering, held 450,000 shares of redeemable preferred stock, which are not convertible into common stock and which are redeemable for $10.00 per share plus annual dividends of $0.50 per share, which have been accruing since the redeemable preferred stock was issued in 1999, at Vertex’s option on or after December 31, 2010, or by Altus at any time. Pursuant to a lock-up agreement, the Company was restricted from trading Altus securities for a period of six months following the initial public offering.

As a result of Altus’ public offering, at March 31, 2006, Altus common stock was classified as an available-for-sale investment and recorded at fair value, based on quoted market prices. Unrealized gains and losses on the Altus common stock were included as a component of accumulated other comprehensive loss, which is a separate component of stockholders’ equity, until such gains and losses were realized.

When the trading restrictions expired, the Company sold the 817,749 shares of Altus common stock for $11.7 million, resulting in a realized gain of $7.7 million in August 2006. When the restriction expired, the Company began accounting for the Altus Warrants as derivative instruments under the FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In accordance with SFAS 133, in the third quarter of 2006, the Company recorded the Altus Warrants on its consolidated balance sheets at a fair market value of $19.1 million and recorded an unrealized gain on the fair market value of the Altus Warrants of $4.3 million. In the fourth quarter of 2006, the Company sold the Altus Warrants for approximately $18.3 million, resulting in a realized loss of $0.7 million. As a result of the Company’s sales of Altus common stock and Altus Warrants,, the Company recorded a net realized gain on a sale of investment of $11.2 million in 2006.

8.                 Convertible Subordinated Notes

At March 31, 2007 and December 31, 2006, the Company had $42.1 million in aggregate principal amount of 5% Convertible Subordinated Notes due in September 2007 (“2007 Notes”). The 2007 Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 per share, subject to adjustment under certain circumstances. The 2007 Notes bear interest at the rate of 5% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2007 Notes on March 19 and September 19 of each year. The 2007 Notes are redeemable by the Company at any time at specific redemption prices if the closing price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days.

At December 31, 2006, the Company had $59.6 million in aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011 (the “2011 Notes”) outstanding. In the first quarter of 2007, holders of all the outstanding 2011 Notes converted, at a price equal to $14.94 per share, their $59.6 million in aggregate principal amount of 2011 Notes into 3,992,473 shares of the Company’s common stock. The following items related to the conversion were recorded as an offset to additional paid-in capital on the condensed consolidated balance sheets: accrued interest, remaining unamortized issuance costs of the converted notes and issuance costs of the common stock. As a result of the conversions, no 2011 Notes were outstanding as of March 31, 2007. The 2011 Notes bore interest at the rate of 5.75% per annum, and the Company was required to make semi-annual interest payments on the outstanding principal balance of the 2011 Notes on February 15 and August 15 of each year.

9.                 Significant Revenue Arrangements

Janssen Pharmaceutica, N.V.

In June 2006, the Company entered into a collaboration agreement with Janssen for the development, manufacture and commercialization of telaprevir, the Company’s investigative hepatitis C virus protease inhibitor. Under the agreement, Janssen has agreed to be responsible for 50% of the drug development costs incurred under the development program for the parties’ territories (North America for the Company, and the rest of the world, other than the Far East, for Janssen) and has exclusive rights to commercialize telaprevir in its territories including Europe, South America, the Middle East, Africa and Australia. Janssen made a $165 million up-front license payment to the Company in July 2006. The up-front license payment is being amortized over the Company’s estimated period of performance. Janssen has agreed to make additional contingent milestone payments, which could total up to $380 million if telaprevir is successfully developed, approved and launched. The agreement also provides the Company with royalties on any sales of telaprevir in the Janssen territories, with a tiered royalty averaging in the mid-20% range, as a percentage of net sales in the Janssen territories, depending upon successful commercialization of telaprevir. Each of the parties will be responsible for drug supply in their respective territories. However, the agreement provides for the purchase by Janssen from the Company of materials required for Janssen’s manufacture of the active pharmaceutical ingredient. In addition, Janssen will be responsible for certain third-party royalties on net sales in its territories. Janssen may terminate the agreement without cause at any time upon six months’ notice to the Company.

During the three months ended March 31, 2007, the Company recognized $42.8 million in revenue under the Janssen agreement, which included an amortized portion of the $165.0 million upfront payment, funding of reimbursable drug development costs and a $15.0 million milestone payment that was earned by the Company in the first quarter of 2007.

Merck & Co., Inc.

In June 2004, the Company entered into a global collaboration with Merck to develop and commercialize MK-0457 (VX-680), the Company’s lead Aurora kinase inhibitor, for the treatment of cancer, and to conduct research targeting the discovery of an additional Aurora kinase inhibitory compound or compounds to follow MK-0457 (VX-680). In 2005, Merck selected for development MK-6592 (VX-667), a second drug candidate covered by the collaboration agreement and in the first quarter of 2007, Merck selected for development VX-689, a third drug candidate covered by the collaboration. Under the agreement, Merck made two milestone payments totaling $19.5 million in 2005, three milestone payments totaling $36.3 million in 2006 and a milestone payment of $9.0 million in the first quarter of 2007. Merck is responsible for worldwide clinical development and commercialization of MK-0457 (VX-680) and follow-on candidates (including MK-6592 (VX-667) and VX-689, and will pay the Company royalties on any product sales. Merck may terminate the agreement at any time without cause upon 90 days’ advance written notice, except that six months’ advance written notice is required for termination at any time when a product has marketing approval in a major market and the termination is not the result of a safety issue.

10.          Guarantees

As permitted under Massachusetts law, Vertex’s Articles of Organization and Bylaws provide that the Company will indemnify certain of its officers and directors for certain claims asserted against them in connection with their service as an officer or director. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased directors’ and officers’ liability insurance policies that could reduce its monetary exposure and enable it to recover a portion of any future amounts paid. No indemnification claims are currently outstanding, and the Company believes the estimated fair value of these indemnification arrangements is minimal.

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

On February 10, 2004, Vertex entered into a Dealer Manager Agreement with UBS Securities LLC in connection with the exchange of approximately $153.1 million of the 2011 Notes for approximately $153.1 million of 2007 Notes. On September 13, 2004, the Company entered into a second Dealer Manager Agreement with UBS Securities in connection with the exchange of approximately $79.3 million of the 2011 Notes for approximately $79.3 million of 2007 Notes. Each of the Dealer Manager Agreements requires the Company to indemnify UBS Securities against any loss UBS Securities may suffer by reason of the Company’s breach of representations and warranties relating to the exchanges of the convertible notes, the Company’s failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the disclosure materials provided to potential investors in the 2011 Notes, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the exchanges. The representations, warranties and covenants in the Dealer Manager Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification obligations is minimal.

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

11.          Contingencies

The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities accrued at March 31, 2007 or December 31, 2006.

12.          New Accounting Pronouncements

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning on January 1, 2008. The Company is currently evaluating the effect of SFAS 159 on the Company’s consolidated financial statements.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. SFAS 157 does not require any new fair value measurements. SFAS 157 will be effective for the Company beginning on January 1, 2008. The Company is currently evaluating the effect of SFAS 157 on its consolidated financial statements.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. We have built a drug discovery capability that integrates biology, chemistry, biophysics, automation and information technologies, with a goal of making the drug discovery process more efficient and productive. Our most advanced drug candidate, telaprevir, is being investigated for the treatment of hepatitis C virus, or HCV, infection in three major Phase 2b clinical trials. We are investing significant resources to expand our capabilities in clinical development, regulatory affairs, quality control and commercial operations and to build and manage a commercial supply chain in preparation for the Phase 3 development and the potential commercial launch of telaprevir. We have a number of other drug candidates, including candidates targeting rheumatoid arthritis, cystic fibrosis, bacterial infection, cancer and pain, that are being evaluated in preclinical studies or clinical trials either by us or in collaboration with other pharmaceutical companies. Our HIV protease inhibitor, fosamprenavir calcium, is being marketed by our collaborator GlaxoSmithKline plc as Lexiva in the United States and Telzir in Europe.

Our net loss for 2006 was $206.9 million, or $1.83 per basic and diluted common share, and our net loss for the three months ended March 31, 2007 was $80.7 million, or $0.64 per basic and diluted common share. We expect to incur substantial operating losses in the future. In 2007, we expect that our research and development expenses will be higher than those in 2006, as we continue to incur research and development costs related to telaprevir and our other drug candidates, establish a commercial supply chain and build telaprevir commercial inventory to support markets where we expect to launch telaprevir, if approved, and build our general drug development and commercialization capabilities.

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

To date, we have relied on pharmaceutical company collaborators to develop and market our drug candidates that have advanced to late stage clinical trials or commercialization. Telaprevir is the first drug candidate for which we expect to perform all activities related to late stage development, drug supply, registration and commercialization in a major market. We have limited experience in Phase 3 clinical development, supply chain management, and pharmaceutical sales and marketing, and we are building those capabilities as we advance telaprevir through clinical development. Even though telaprevir is a Phase 2b drug candidate, we are planning for and investing significant resources now in preparation for Phase 3 clinical trials, application for marketing approval, commercial supply and sales and marketing. Our engagement in these resource-intensive activities could make it more difficult for us to maintain our portfolio focus, and puts significant investment at risk if we do not obtain regulatory approval and successfully commercialize telaprevir in North America. While we attempt to stage our investments in each drug candidate to coincide to some degree with the occurrence of risk-reducing events associated with the development of that drug candidate, we may not be able through this approach to reduce significantly the overall financial risk associated with our drug development activities. There is no assurance that our development of telaprevir will lead successfully to regulatory approval, or that obtaining regulatory approval will lead to commercial success.

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

Discovery and Development Process

Discovery and development of a new pharmaceutical product is a lengthy and resource-intensive process, which may take 10 to 15 years or more. Throughout this entire process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing. The toxicity characteristics and profile of drug candidates at varying dose levels administered for varying periods of time also are monitored and evaluated during the nonclinical and clinical development process. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, and most drug candidates that do advance into formal development never become commercial products. A drug candidate’s failure to progress or advance may be the result of any one or more of a wide range of adverse experimental outcomes including, for example, the lack of sufficient efficacy against the disease target, the lack of acceptable absorption characteristics or other physical properties, difficulties in developing a cost-effective manufacturing or formulation method or the discovery of toxicities or side effects that are unacceptable for the disease indication being treated.

Given the uncertainties of the research and development process, it is not possible to predict with confidence which, if any, of our current research and development efforts will result in a marketable pharmaceutical product. We monitor the results of our discovery research, our nonclinical studies and clinical trials and frequently evaluate our portfolio investments in light of new data and scientific, business and commercial insights with the objective of balancing risk and potential. This process can result in relatively abrupt changes in focus and priority as new information becomes available and we gain additional insights into ongoing programs and potential new programs.

Clinical Development Programs

We continue to conduct clinical trials of our lead drug candidates. Our development of telaprevir illustrates our focus on maintaining greater development control of our drug candidates. We are conducting three major Phase 2b clinical trials of telaprevir in genotype 1 HCV patients. PROVE 1 is ongoing in the United States and PROVE 2 is ongoing in the European Union, both in treatment-naïve patients. PROVE 3 has commenced and is being conducted with patients in North America and the European Union who did not achieve a sustained viral response with previous interferon-based treatments. We have completed enrollment of patients in PROVE 1 and PROVE 2, and expect to complete enrollment of patients in PROVE 3 by the end of the second quarter of 2007. We expect the clinical results from the PROVE clinical trials to provide important information supporting the design and initiation of a Phase 3 program for telaprevir, which we expect to initiate in the fourth quarter of 2007. Designing and coordinating large-scale clinical trials to determine the efficacy and safety of drug candidates and support the submission of a New Drug Application, or NDA, requires significant financial resources, along with extensive technical and regulatory expertise and infrastructure.

In the first quarter of 2007, we completed enrollment in our 12-week, 120-patient Phase 2a clinical trial to evaluate the safety, tolerability and anti-inflammatory effects of VX-702 dosed on a background of methotrexate in patients with rheumatoid arthritis. We expect to have data from this Phase 2a clinical trial in the third quarter of 2007. In addition, we expect to initiate in the second quarter of 2007 a randomized, double-blind, placebo-controlled Phase 2a clinical trial of VX-770 to evaluate the safety, pharmacokinetics and biomarkers of cystic fibrosis transmembrane regulator activity in approximately 35 patients with cystic fibrosis with genotype G551D.

Each of our programs requires a significant investment of financial and personnel resources, time and expertise by us and/or any program collaborators to realize its full clinical and commercial value. Development investment is subject to the considerable risk that any one or more of our drug candidates will not advance to product registration. Each drug candidate could fail to progress or advance due to a wide range of adverse experimental outcomes, placing our investment in the drug candidate at risk. While we attempt to stage our investments to mitigate these financial risks, drug discovery and development by its nature is a very risky undertaking and staging of investment is not always possible or desirable. We expect to continue to evaluate and prioritize investment in our clinical development programs based on the emergence of new clinical and nonclinical data in each program throughout 2007 and in subsequent years.

Interim Data from PROVE 1 Clinical Trial

In April 2007, at the 42nd Annual Meeting of the European Association for the Study of the Liver (EASL), researchers presented antiviral activity and safety data from a planned interim analysis of the PROVE 1 clinical trial of telaprevir.

Interim 12-week antiviral analysis of PROVE 1 of Telaprevir

A total of 250 patients were enrolled in PROVE 1 and received at least one dose of telaprevir or placebo in addition to pegylated interferon, or peg-IFN, and ribavirin, or RBV, in the clinical trial. A total of 175 patients received at least one dose of telaprevir in 1 of 3 arms, and 75 patients received at least one dose of placebo. At the time of the interim analysis, all patients had either completed 12 weeks of treatment or discontinued treatment prior to the end of week 12. Available 4-week and 12-week interim results from the PROVE 1 clinical trial are detailed in the following table:

Interim HCV RNA Results for Patients Enrolled in the PROVE 1 Clinical Trial

Treatment Assignment	Patients with HCV RNA <30 IU/mL at end of 4 weeks of dosing DC=F*	Patients with HCV RNA <10 IU/mL at end of 4 weeks of dosing DC=F*	Patients with HCV RNA <10 IU/mL at end of 12 weeks of dosing, DC=F*	Patients with HCV RNA <10 IU/mL at end of 12 weeks of dosing (last on-treatment value carried forward)
Telaprevir in combination with peg-IFN and RBV (arms B, C and D)	153 of 175 (88%)	138 of 175 (79%)	123 of 175 (70%)	149 of 175 (85%)
Placebo in combination with peg-IFN and RBV (arm A)	12 of 75 (16%)	8 of 75 (11%)	29 of 75 (39%)	32 of 75 (43%)

*                    Intent-to-treat, discontinuation equals failure analysis. Patients who had HCV RNA <10 IU/mL at the time of discontinuation are counted as “failures,” but these patients will be followed post-discontinuation to determine if they achieve a sustained viral response.

A low rate of viral breakthrough during therapy was observed in PROVE 1. Viral breakthrough was observed in 12 out of 175 patients receiving telaprevir in PROVE 1, or 7%. All but one of the instances of viral breakthrough occurred during the first 4 weeks of treatment. A patient is considered to have experienced viral breakthrough if the patient’s plasma HCV RNA increases while the patient is receiving telaprevir in either of two circumstances. A patient who achieves undetectable levels—less than 10 IU/mL—is said to have experienced viral breakthrough if the viral levels increase to more than 100 IU/mL. For patients who do not achieve undetectable levels of plasma HCV RNA, the patient is considered to have experienced viral breakthrough if the patient’s plasma HCV RNA increases by more than 10-fold from its lowest value. Viral breakthrough is believed to indicate that a therapy is no longer inhibiting viral replication.

Analysis of PROVE 1 patients who completed treatment in 12 Weeks

Seventeen patients received at least one dose of telaprevir in “Arm D” of the PROVE 1 clinical trial. According to the clinical trial protocol, patients in Arm D, who were receiving telaprevir in combination with peg-IFN and RBV, were eligible to stop all treatment at week 12 if they met on-treatment criteria, including the achievement of rapid viral response, or RVR, which was defined as HCV RNA of less than 10 IU/mL at week 4, and maintenance of HCV RNA of less than 10 IU/mL at week 10 of treatment. Nine of 17 patients met these criteria and stopped all therapy at 12 weeks, and six of these nine patients continued to have HCV RNA of less than 10 IU/mL at week 20 of post-treatment follow-up. Of the remaining eight patients enrolled in Arm D, four discontinued due to adverse events prior to week 12, and four did not achieve RVR.

Interim 12-week safety analysis of PROVE 1

In PROVE 1, the types of adverse events that have been commonly observed with peg-IFN and RBV were seen across all treatment arms. The most common adverse events, regardless of treatment assignment, were fatigue, rash, headache and nausea. Gastrointestinal disorders, rash and anemia were more common in the telaprevir arms.

In the telaprevir dosing arms, the incidence of treatment discontinuations due to adverse events through 12 weeks was 11% (19 of 175 patients), compared to 3% (2 of 75 patients) in the control arm. The difference between the two groups is due to the greater number of discontinuations due to rash, gastrointestinal disorders and anemia in the telaprevir arms compared to the control arm. The most common reason for treatment discontinuation in the telaprevir arms was rash (7 patients), and the median time to discontinuation in these patients was 64 days.

We intend to consider evaluation of treatment regimens that would include telaprevir in combination with peg-IFN and RBV, and depending on PROVE 2 data, regimens that may exclude RBV. We expect to focus on treatment durations of no more than 24 weeks. We also anticipate that we will initiate in 2007 a clinical trial exploring the potential of twice-daily dosing of telaprevir in combination with peg-IFN and RBV.

We are planning to meet with regulatory authorities to discuss the Phase 3 clinical trial design in mid-2007 and are planning to initiate Phase 3 clinical development by the end of 2007. The registration strategy and timing of an NDA filing will be dependent on discussions with regulatory authorities.

Financing Strategy

At March 31, 2007, we had $690.5 million of cash, cash equivalents and marketable securities and $42.1 million in principal amount of 5% Convertible Subordinated Notes due September 2007, which we refer to as the 2007 Notes. In the three months ended March 31, 2007, $59.6 million in principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011, or the 2011 Notes, were converted by the holders into our common stock.

Because we have incurred losses from our inception and expect to incur losses for the foreseeable future, we are dependent in large part on our continued ability to raise significant funding to finance operations and to meet our long-term contractual commitments and obligations. In the past, we have secured funds principally through capital market transactions, strategic collaborative agreements, proceeds from the disposition of assets, investment income and the issuance of stock under our employee benefit programs. In order to fund our research, development and manufacturing activities, particularly for later stage drug candidates, we expect to continue to pursue a general financing strategy that may lead us to undertake one or more additional capital transactions, which may or may not be similar to transactions in which we have engaged in the past. We cannot be sure that any such financing opportunities will be available on acceptable terms, if at all.

Collaborations and Collaborative Revenues

Collaborations have been and will continue to be an important component of our business strategy. Our pipeline includes several drug candidates that are being developed by our collaborators, including drug candidates that are being investigated by Merck for oncology indications under our Aurora kinase collaboration. In the first quarter of 2007, Merck selected for development VX-689, a third drug candidate covered by the Aurora kinase collaboration.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

We believe that our application of the accounting policies for revenue recognition, research and development expenses, restructuring expense, and stock-based compensation expense, all of which are important to our financial condition and results of operations, require significant judgments and estimates on the part of management. Our accounting polices, including the ones discussed below, are more fully described in Note B, “Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 1, 2007.

Revenue Recognition

We recognize revenues in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), as amended by SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), and for revenue arrangements entered into after June 30, 2003, Emerging Issues Task Force Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”).

Our revenues are generated primarily through collaborative research, development, manufacture and commercialization agreements. The terms of these agreements typically include payment to us of one or more of the following: non-refundable, up-front license fees; research and development funding; milestone payments and royalties on product sales.

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

Substantive milestones achieved in collaboration arrangements are recognized as earned when the corresponding payment is reasonably assured, subject to the following policies in those circumstances where we have obligations remaining after achievement of the milestone:

•       In those circumstances where collection of a substantive milestone payment is reasonably assured, we have remaining obligations to perform under the collaboration arrangement and we have sufficient evidence of fair value for our remaining obligations, we consider the milestone payment and the remaining obligations to be separate units of accounting. In these circumstances, we use the residual method under EITF 00-21 to allocate revenue among the milestones and the remaining obligations.

•       In those circumstances where collection of a substantive milestone payment is reasonably assured, we have remaining obligations to perform under the collaboration arrangement, and we do not have sufficient evidence of fair value for our remaining obligations, we consider the milestone payment and the remaining obligations under the contract as a single unit of accounting. In those circumstances where the collaboration does not require specific deliverables at specific times or at the end of the contract term, but rather our obligations are satisfied over a period of time, substantive milestone payments are recognized over the period of performance. This typically results in a portion of the milestone payment being recognized as revenue on the date the milestone is achieved equal to the applicable percentage of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized over the remaining period of performance.

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

Research and Development Expenses

All research and development expenses, including amounts funded by research and development collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salary and benefits; stock-based compensation expense; laboratory supplies and other direct expenses; contractual services, including clinical trial and pharmaceutical development costs; expenses associated with our commercial supply investment in telaprevir (which are considered research and development expenses due to telaprevir’s stage of development); and infrastructure costs, including facilities costs and depreciation. When third-party service providers’ billing terms do not coincide with our period-end, we are required to make estimates of the costs, including clinical trial costs, contract services and investment in commercial supply, incurred in a given accounting period and record accruals at period-end. We base our estimates on our knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third-party service contract, where applicable.

Restructuring Expense

We record liabilities associated with restructuring activities based on estimates of fair value in the period the liabilities are incurred, in accordance with Financial Accounting Standards Board Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The liability for accrued restructuring expense of $36.5 million at March 31, 2007 is related to that portion of our facility in Kendall Square, Cambridge, Massachusetts that we are not occupying and do not intend to occupy. This liability is calculated by applying our best estimate of our net ongoing obligation. As prescribed by SFAS 146, we use a probability-weighted discounted cash-flow analysis to calculate the amount of this liability. The probability-weighted discounted cash-flow analysis is based on management’s assumptions and estimates of our ongoing lease obligations, including contractual rental commitments, build-out commitments and building operating costs, and estimates of income from subleases, based on the term and timing of such subleases. We discount the estimated cash flows using a discount rate of approximately 10%. These cash flow estimates are reviewed and may be adjusted in subsequent periods. Adjustments are based, among other things, on management’s assessment of changes in factors underlying the estimates. Because our estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate will increase simply as a result of the passage of time, even if all other factors remain unchanged.

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

Stock-based Compensation Expense

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards Board No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires us to measure compensation expense of stock-based compensation at the grant date, based on the fair value of the award, including estimated forfeitures, and to recognize that expense ratably over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Under SFAS 123(R), we determine the fair value of awarded stock options and shares issued under the employee stock purchase plan using the Black-Scholes valuation model. The Black-Scholes valuation model requires us to make certain assumptions and estimates concerning our stock price volatility, the rate of return of risk-free investments, the expected term of the awards, and our anticipated dividends. In determining the amount of expense to be recorded, we also are required to exercise judgment to estimate forfeiture rates for awards, based on the probability that employees will complete the required service period. If actual forfeitures differ significantly from our estimates, our results could be materially affected.

Results of Operations

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Our net loss for the three months ended March 31, 2007 was $80.7 million, or $0.64 per basic and diluted common share, compared to net loss of $50.1 million, or $0.47 per basic and diluted common share for the three months ended March 31, 2006. Included in the net loss for the quarter ended March 31, 2007 is stock-based compensation expense of $12.3 million and restructuring expense of $5.1 million. Included in the net loss for the quarter ended March 31, 2006 is stock-based compensation expense of $8.1 million, restructuring expense of $0.8 million and the effect of a cumulative benefit of an accounting change of $1.0 million, related to the adoption of SFAS 123(R) at the beginning of 2006.

Our net loss for the three months ended March 31, 2007 increased by $30.6 million as compared to the three months ended March 31, 2006, and our revenues and expenses changed significantly period to period. The increased net loss was principally the result of increased development investment as we advanced our product candidates. Our research and development expenses increased by $57.4 million from the first quarter of 2006 to the first quarter of 2007. Overall, our total costs and expenses increased by $65.6 million from the first quarter of 2006 to the first quarter of 2007. These increased costs and expenses were partially offset by the $29.7 million increase in revenues in the first quarter of 2007 compared to the first quarter of 2006. Our net loss per basic and diluted common share increased for the three months ended March 31, 2007 compared with the same period in 2006 as a result of the increased net loss partially offset by an increase in the basic and diluted weighted-average number of common shares outstanding from 107.4 million shares to 125.8 million shares.

Revenues

Total revenues increased to $68.8 million for the three months ended March 31, 2007 compared to $39.1 million in the three months ended March 31, 2006. In the first quarter of 2007, revenues were comprised of $9.8 million in royalties and $59.0 million in collaborative and other research and development revenues, as compared with $9.2 million in royalties and $29.9 million in collaborative and other research and development revenues in the first quarter of 2006.

Royalty revenues increased by $0.6 million, or 7%, from the three months ended March 31, 2006 to the three months ended March 31, 2007. Royalties consist of Lexiva/Telzir (fosamprenavir calcium) royalty revenues and a small amount of Agenerase (amprenavir) royalty revenues. Royalty revenues are based on actual and estimated worldwide net sales of Lexiva/Telzir and Agenerase. The increase in royalty revenues was due to the increase in Lexiva/Telzir sales.

Collaborative and other research and development revenues increased $29.1 million, or 97%, in the first quarter of 2007 compared to the first quarter of 2006. The table presented below is a summary of revenues from collaborative arrangements for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Collaborative and other research and development revenues:
Janssen	$42,821	$—
Merck	9,000	19,103
Other	7,193	10,805
Total collaborative and other research and development revenues	$59,014	$29,908

In June 2006, we entered into a new major collaboration agreement, with Janssen, which resulted in $42.8 million of revenues in the first quarter of 2007, including:

•       an amortized portion of the $165.0 million up-front payment;

•       net payments from Janssen relating to telaprevir development costs; and

•       a milestone payment of $15.0 million in connection with commencement of patient enrollment in the PROVE 3 clinical trial.

During the last three quarters of 2007, we expect to continue to recognize an amortized portion of the $165.0 million up-front payment and net payments from Janssen to fund a portion of the telaprevir development costs and may potentially recognize additional milestone payments. We expect that our total revenues from Janssen for 2007 will be significantly higher than during 2006 as a result of the recognition over a full year of an amortized portion of the up-front payment made to us by Janssen in 2006, a full year of telaprevir development reimbursement under our collaboration agreement with Janssen and potentially additional milestone payments.

Our revenues from Merck decreased by $10.1 million in the first quarter of 2007 compared to the first quarter of 2006. In the first quarter 2007, all of our revenues related to the Merck collaboration were the result of recognition of a milestone payment. In the first quarter of 2006, we recognized revenue related to both milestone payments and in connection with the research program with Merck, which was completed during 2006.

Revenues from other collaborations decreased in the first quarter of 2007 as compared to the first quarter of 2006 primarily as the result of the expiration during the second quarter of 2006 of the research collaboration with Novartis Pharma AG, together with the corresponding research funding.

We expect that for the foreseeable future the revenues and funding from collaborations that support our development-stage compounds, such as the Janssen and Merck collaborations, will provide a proportionately higher level of financial support for our research and development activities than revenues and funding from research collaboration agreements.

Costs and Expenses

Royalty Payments

Royalty payments increased $0.3 million, or 9%, to $3.3 million in the three months ended March 31, 2007 from $3.0 million in the three months ended March 31, 2006. Royalty payments relate to a royalty we pay to a third party on sales of Lexiva/Telzir and Agenerase. The increased royalty payments related to the increased royalty revenues we received in the first quarter of 2007 as compared to the first quarter of 2006.

Research and Development Expenses

Research and development expenses increased $57.4 million, or 76%, to $132.6 million in the three months ended March 31, 2007, including stock-based compensation expense of $10.3 million, from $75.2 million in the three months ended March 31, 2006, including stock-based compensation expense of $6.4 million. The increase in research and development expenses was primarily the result of increased development investment to support the global Phase 2b clinical development program for telaprevir, as well as $31.7 million of investment in building commercial supply for telaprevir for use if telaprevir is approved, together with a $3.9 million increase in stock-based compensation expense. The cost of developing the commercial supply for telaprevir is considered a research and development expense due to telaprevir’s stage of development. Development expenses increased by $53.7 million, accounting for 94% of the aggregate increase in research and development expenses. Research expenses increased by $3.7 million, of which $1.9 million was increased stock-based compensation expense.

Research and development expenses consist primarily of salary and benefits, stock-based compensation expense, laboratory supplies and other direct expenses, contractual services, including pharmaceutical development and clinical trial materials costs, commercial supply investment in telaprevir, and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006	$ Change	% Change
Research Expenses:
Salary and benefits	$12,845	$11,386	$1,459	13%
Stock-based compensation expense	5,179	3,321	1,858	56%
Laboratory supplies and other direct expenses	5,883	5,901	(18)	0%
Contractual services	2,057	1,809	248	14%
Infrastructure costs	14,018	13,855	163	1%
Total research expenses	$39,982	$36,272	$3,710
Development Expenses:
Salary and benefits	$11,267	$8,703	$2,564	29%
Stock-based compensation expense	5,123	3,085	2,038	66%
Laboratory supplies and other direct expenses	6,097	3,835	2,262	59%
Contractual services	26,464	15,659	10,805	69%
Commercial supply investment in telaprevir	31,721	—	31,721	N/A
Infrastructure costs	11,924	7,648	4,276	56%
Total development expenses	$92,596	$38,930	$53,666
Total Research and Development Expenses:
Salary and benefits	$24,112	$20,089	$4,023	20%
Stock-based compensation expense	10,302	6,406	3,896	61%
Laboratory supplies and other direct expenses	11,980	9,736	2,244	23%
Contractual services	28,521	17,468	11,053	63%
Commercial supply investment in telaprevir	31,721	—	31,721	N/A
Infrastructure costs	25,942	21,503	4,439	21%
Total research and development expenses	$132,578	$75,202	$57,376

To date we have incurred in excess of $1.5 billion in research and development costs associated with drug discovery and development. For the remainder of 2007, we expect to focus our development investment on telaprevir, while continuing to advance the development of our other drug candidates. We expect research and development expenses in 2007 to be greater than in 2006 due to increased investment in clinical development, as we advance our core programs, as well as increased costs for the investment in commercial supply of telaprevir drug product in advance of obtaining regulatory marketing approval.

The successful development of our drug candidates is highly uncertain and subject to a number of risk factors. The duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate. The United States Food and Drug Administration and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from preclinical, nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, preclinical studies, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available. The most significant costs associated with drug discovery and development are those costs associated with Phase 2 and Phase 3 clinical trials. Given the uncertainties related to drug development, we are currently unable to reliably estimate when, if ever, our drug candidates will generate revenue and net cash inflows.

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased $3.7 million, or 28%, to $16.5 million in the three months ended March 31, 2007 from $12.9 million in the three months ended March 31, 2006. This increase is the result of increased headcount as we build our infrastructure to support the advancement of our business. We expect that our sales, general and administration expenses in 2007 will be significantly higher than in 2006, because we are planning to build our capabilities in late-stage development, drug supply, registration and commercialization of pharmaceutical products, as we advance telaprevir through clinical development.

Restructuring Expense

Net restructuring expense for the three months ended March 31, 2007 was $5.1 million compared to a net restructuring expense for the three months ended March 31, 2006 of $0.8 million. The increase in net restructuring expense for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 was primarily the result of revising certain key estimates and assumptions about building operating costs for the remaining period of the lease commitment for our Kendall Square facility. The charge in both periods included imputed interest cost related to the restructuring accrual.

The activity related to the restructuring liability for the three months ended March 31, 2007 was as follows (in thousands):

	Liability as of December 31, 2006	Cash payments in first quarter of 2007	Cash received from subleases in first quarter of 2007	Charge in first quarter of 2007	Liability as of March 31, 2007
Lease restructuring liability	$33,073	$(3,197)	$1,577	$5,055	$36,508

The activity related to the restructuring liability for the three months ended March 31, 2006 is as follows (in thousands):

	Liability as of December 31, 2005	Cash payments in first quarter of 2006	Cash received from subleases in first quarter of 2006	Charge in first quarter of 2006	Liability as of March 31, 2006
Lease restructuring liability	$42,982	$(3,980)	$1,950	$767	$41,719

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

Non-Operating Items

Interest income increased $5.1 million, or 129%, to $9.1 million for the three months ended March 31, 2007 from $4.0 million for the three months ended March 31, 2006. The increase is a result of higher levels of invested funds and higher portfolio yields during the first quarter of 2007.

Interest expense decreased $1.1 million, or 48%, to $1.2 million for the three months ended March 31, 2007 from $2.4 million for the three months ended March 31, 2006. The decrease resulted from our reduction of outstanding debt in 2006 and the first quarter of 2007.

In connection with the adoption of SFAS 123(R) during the three months ended March 31, 2006, we recorded a $1.0 million benefit from the cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred to estimating forfeitures during the service period.

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

At March 31, 2007, we had cash, cash equivalents and marketable securities of $690.5 million, a decrease of $71.3 million from $761.8 million at December 31, 2006. The decrease is primarily the result of expenses relating to our clinical development activities. Capital expenditures for property and equipment during the three months ended March 31, 2007 were $6.1 million.

At March 31, 2007, we had $42.1 million in aggregate principal amount of 2007 Notes. The 2007 Notes are convertible into common stock at the option of the holder at a price equal to $92.26 per share, subject to adjustment under certain circumstances. During the three months ended March 31, 2007, holders of $59.6 million in aggregate principal amount of our 2011 Notes converted their 2011 Notes into 3,992,473 shares of our common stock at a price of $14.94 in principal amount per share. As a result of the conversions in the first quarter of 2007, no 2011 Notes were outstanding as of March 31, 2007.

Our lease restructuring liability of $36.5 million at March 31, 2007 relates to the portion of the Kendall Square facility that we are not occupying and do not intend to occupy and includes net lease obligations, recorded at net present value. In the first quarter of 2007, we made cash payments of $3.2 million against the lease restructuring liability and received $1.6 million in sublease rental payments. We expect to make cash payments of approximately $9.6 million against the lease restructuring liability in the last three quarters of 2007 and receive $6.1 million in sublease rental payments. We review our estimates underlying our lease restructuring liability on at least a quarterly basis, and the amount of the liability, and consequently any expected future payment, could change with any change in our estimates.

At March 31, 2007, we had $20.0 million in loans outstanding under the loan facility established under our collaboration with Novartis, which is repayable, without interest, in May 2008.

We expect to continue to make significant investments in our pipeline, particularly in clinical trials of telaprevir and our other drug candidates, in our effort to prepare for potential registration, regulatory approval and commercial launch of our existing and future drug candidates. We also expect to continue to make a significant investment in the commercial supply of telaprevir in order to manufacture sufficient quantities of drug product in advance of obtaining regulatory marketing approval, to support a timely commercial product launch if we are successful in completing the development of telaprevir and obtaining marketing approval. We expect to incur losses on a quarterly and annual basis for the foreseeable future.

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

As part of our strategy for managing our capital structure, we have from time to time adjusted the amount and maturity of our debt obligations through new issues, privately negotiated transactions and market purchases and engaged in equity offerings, depending on market conditions and our perceived needs at the time. We expect to continue pursuing a general financial strategy that may lead us to undertake one or more additional capital transactions. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past.

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

Contractual Commitments and Obligations

Our commitments and obligations were reported in our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 1, 2007. As a result of the conversion of $59.6 million of our 2011 Notes into shares of common stock in the first quarter of 2007, our obligations to repay outstanding convertible notes has been reduced from $101.8 million to $42.1 million.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for us beginning on January 1, 2008. We are currently evaluating the effect of SFAS 159 on our consolidated financial statements.

In September 2006, FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities and requires additional disclosure about the use of fair value measures, the information used to measure fair value, and the effect fair-value measurements have on earnings. SFAS 157 does not require any new fair value measurements. SFAS 157 will be effective for us beginning on January 1, 2008. We currently are evaluating the effect of SFAS 157 on our consolidated financial statements.

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB

Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. At the adoption date and as of March 31, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48. Our practice was and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the three months ended March 31, 2007. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

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

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of March 31, 2007, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A.                Risk Factors

Information regarding risk factors appears in Item 1A of our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 1, 2007. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

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

•       our expectations regarding the scope and timing of ongoing and potential future clinical trials, including the ongoing Phase 2b clinical trials and expected Phase 3 clinical program for telaprevir;

•       our plans to fund a greater proportion of our research programs than in past years with internal funds, and our beliefs regarding the benefits of this strategy;

•       our business strategy;

•       our planned investments in our drug development and commercialization capabilities and telaprevir;

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

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors.” of our Annual Report on Form 10-K, as updated or supplemented by “Part II—Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced Plans or Programs	Maximum Number of Shares that may yet be purchased under publicly announced Plans or Programs
January 1, 2007 to January 31, 2007	5,898	$0.01	—	—
February 1, 2007 to February 28, 2007	23,537	$10.58	—	—
March 1, 2007 to March 31, 2007	11,546	$5.76	—	—

The repurchases were made under the following two programs:

•       Under the terms of our 1996 Stock and Option Plan and 2006 Stock and Option Plan, we may award shares of restricted stock to our employees and consultants. These shares of restricted stock typically are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient’s service to us is terminated. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares, which typically is the par value per share of $0.01. Repurchased shares are returned to the applicable Stock and Option Plan under which they were issued. Shares returned to the 2006 Stock and Option Plan are available for future awards under the terms of that plan.

•       In addition, in the first quarter of 2007, with respect to certain outstanding grants of restricted stock that vested during such period, we repurchased  shares of restricted stock from our employees. Under this program, we offered to repurchase from each employee a number of shares of restricted stock with a value, based on the fair market value on the vesting date, equal to our minimum statutory income tax withholding obligation on account of the employee’s newly vested shares. In the first quarter of 2007, we repurchased 9,639 shares under this program at an average price of $32.71. Repurchased shares under this program are not available for future awards under the 2006 Stock and Option Plan.

Item 6.                        Exhibits

Exhibit No.	Description
10.1	Consulting Agreement with Eugene Cordes, dated October 1, 1995*
10.2	Executive Compensation Program*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management contract, compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2007	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH
Ian F. Smith
Executive Vice President and Chief Financial
Officer (principal financial officer and duly authorized officer)