Form 10-Q
period 2007-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2007-08-09
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	131,763,683
Class	Outstanding at August 6, 2007

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007
TABLE OF CONTENTS

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

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$168,718	$213,171
Marketable securities, available for sale	424,249	491,455
Accounts receivable	37,189	62,923
Prepaid expenses	7,501	3,857
Total current assets	637,657	771,406
Marketable securities, available for sale	24,264	57,126
Restricted cash	30,258	30,258
Property and equipment, net	67,771	61,535
Other assets	1,120	1,254
Total assets	$761,070	$921,579
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,754	$15,368
Accrued expenses and other current liabilities	85,289	91,359
Accrued interest	597	1,905
Deferred revenues, current portion	24,436	33,889
Accrued restructuring expense, current portion	5,251	4,735
Convertible subordinated notes (due September 2007)	42,102	42,102
Convertible senior subordinated notes	—	59,648
Collaborator development loan (due May 2008), current portion	19,997	—
Other obligations	7,476	2,008
Total current liabilities	202,902	251,014
Accrued restructuring expense, excluding current portion	31,063	28,338
Collaborator development loan (due May 2008), excluding current portion	—	19,997
Deferred revenues, excluding current portion	112,520	116,295
Total liabilities	346,485	415,644
Commitments and contingencies:
Stockholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 131,324,089 and 126,121,473 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,297	1,244
Additional paid-in capital	1,808,853	1,702,128
Accumulated other comprehensive loss	(595)	(962)
Accumulated deficit	(1,394,970)	(1,196,475)
Total stockholders’ equity	414,585	505,935
Total liabilities and stockholders’ equity	$761,070	$921,579

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Royalties	$10,967	$9,005	$20,763	$18,184
Collaborative and other research and development revenues	27,229	20,721	86,243	50,629
Total revenues	38,196	29,726	107,006	68,813
Costs and expenses:
Royalty payments	3,401	2,885	6,670	5,880
Research and development expenses	136,187	91,250	268,765	166,452
Sales, general and administrative expenses	23,322	14,370	39,859	27,249
Restructuring expense	906	443	5,961	1,210
Total costs and expenses	163,816	108,948	321,255	200,791
Loss from operations	(125,620)	(79,222)	(214,249)	(131,978)
Interest income	8,423	3,921	17,545	7,901
Interest expense	(570)	(2,357)	(1,791)	(4,714)
Loss before cumulative effect of a change in accounting principle	$(117,767)	$(77,658)	$(198,495)	$(128,791)
Cumulative effect of a change in accounting principle—SFAS 123(R)*	—	—	—	1,046
Net loss	$(117,767)	$(77,658)	$(198,495)	$(127,745)
Basic and diluted loss per common share before cumulative effect of a change in accounting principle	$(0.91)	$(0.72)	$(1.56)	$(1.19)
Basic and diluted cumulative effect of a change in accounting principle per common share	—	—	—	0.01
Basic and diluted net loss per common share	$(0.91)	$(0.72)	$(1.56)	$(1.18)
Basic and diluted weighted-average number of common shares outstanding	129,269	108,523	127,527	107,985

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

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(198,495)	$(127,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,173	13,059
Stock-based compensation expense	33,777	19,772
Other non-cash based compensation expense	2,391	1,793
Cumulative effect of a change in accounting principle	—	(1,046)
Realized loss on marketable securities	219	—
Loss on disposal of property and equipment	—	2
Changes in operating assets and liabilities:
Accounts receivable	25,734	1,927
Prepaid expenses	(3,644)	(3,277)
Accounts payable	2,386	2,067
Accrued expenses and other liabilities	(600)	1,591
Accrued restructuring	3,241	(6,704)
Accrued interest	(1,097)	1
Deferred revenues	(13,228)	(21,130)
Net cash used in operating activities	(136,143)	(119,690)
Cash flows from investing activities:
Purchase of marketable securities	(317,156)	(93,370)
Sales and maturities of marketable securities	417,330	163,292
Expenditures for property and equipment	(19,287)	(18,232)
Investments and other assets	(717)	(572)
Net cash provided by investing activities	80,170	51,118
Cash flows from financing activities:
Issuances of common stock from employee benefit plans, net	11,533	31,927
Debt exchange costs	(53)	(218)
Net cash provided by financing activities	11,480	31,709
Effect of changes in exchange rates on cash	40	248
Net decrease in cash and cash equivalents	(44,453)	(36,615)
Cash and cash equivalents—beginning of period	213,171	78,045
Cash and cash equivalents—end of period	$168,718	$41,430
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,767	$4,445

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

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2007 and 2006.

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

	At June 30,
	2007	2006
Stock options	15,197	14,617
Weighted-average exercise price, per share	$27.76	$25.30
Convertible notes	456	8,354
Weighted-average conversion price, per share	$92.26	$19.16
Unvested restricted shares	1,624	1,739

Stock-based Compensation Expense

The Company records stock-based compensation expense in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation over the employees’ service periods or the derived service period for awards with market conditions. Compensation expense is measured based on the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. Please refer to Note 3, “Stock-based Compensation,” for further information.

Research and Development Expenses

All research and development expenses, including amounts funded by research collaborations, are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salary and benefits; stock-based compensation expense; laboratory supplies and other direct expenses; contractual services, including clinical trial costs and pharmaceutical development costs; commercial supply investment in telaprevir; and infrastructure costs, including facilities costs and depreciation. Due to telaprevir’s stage of development, costs related to the Company’s investment in its commercial supply of telaprevir are included in research and development expenses.

The Company’s collaborators have funded portions of the Company’s research and development programs related to specific drug candidates and research targets, including in 2007 and/or 2006, telaprevir, VX-702, VX-770, kinases and certain cystic fibrosis research targets.

The following tables detail the research and development expenses incurred by the Company for collaborator-sponsored and Company-sponsored programs (collaborator-sponsored programs are those in which a collaborator has funded any portion of the related program expenses, such as the telaprevir program) for the three and six months ended June 30, 2007 and 2006 (in thousands):

	For the Three Months Ended June 30, 2007			For the Three Months Ended June 30, 2006
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$4,977	$63,371	$68,348	$9,612	$41,652	$51,264
Company-sponsored	37,655	30,184	67,839	26,809	13,177	39,986
Total	$42,632	$93,555	$136,187	$36,421	$54,829	$91,250

	For the Six Months Ended June 30, 2007			For the Six Months Ended June 30, 2006
	Research	Development	Total	Research	Development	Total
Collaborator-sponsored	$10,635	$139,224	$149,859	$29,153	$70,830	$99,983
Company-sponsored	71,979	46,927	118,906	43,540	22,929	66,469
Total	$82,614	$186,151	$268,765	$72,693	$93,759	$166,452

Restructuring Expense

The Company records costs and liabilities associated with exit and disposal activities, as defined in FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), at fair value in the period the liability is incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. In the three and six months ended June 30, 2007 and 2006, the Company recorded costs and liabilities for exit and disposal activities related to a restructuring plan in accordance with SFAS 146. The liability is evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances. Please refer to Note 6, “Restructuring Expense,” for further information.

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

Payments received or reasonably assured after performance obligations are met completely are recognized as revenue.

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

3.                 Stock-based Compensation

At June 30, 2007, the Company had four stock-based employee compensation plans: the 1991 Stock Option Plan, the 1994 Stock and Option Plan, the 1996 Stock and Option Plan and the 2006 Stock and Option Plan (collectively, the “Stock and Option Plans”), and one Employee Stock Purchase Plan (the “ESPP”). In connection with the Stock and Option Plans, the Company issues stock options and restricted stock awards with service conditions, which are generally the vesting periods of the awards. The Company also issues to certain members of senior management restricted stock awards that vest upon the earlier of the satisfaction of a market condition or a service condition (“PARS”).

The Company records stock-based compensation expense in accordance with SFAS 123(R). SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense using the “fair value” method. The fair value of stock options and shares purchased pursuant to the ESPP is calculated using the Black-Scholes valuation model. The fair value of restricted stock awards is typically based on intrinsic value on the date of grant. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation cost, measured at the grant date based on the fair value of the award, is recognized as expense ratably over the service period. The expense recognized over the service period includes an estimate of awards that will be forfeited.

For PARS awards, a portion of the fair value of the common stock on the date of grant is recognized ratably over a derived service period that is equal to the estimated time to satisfy the market condition.  The portion of the fair value of the common stock that is recognized over the derived service period is based on the estimated probability that the award will vest as a result of the market condition. For the PARS awards granted in 2006 and 2007, the derived service period relating to each market condition was shorter than the four year service-based vesting period of the PARS.  The difference between the fair value of the common stock on the date of grant and the value recognized over the derived service period is recognized ratably over the four year service-based vesting period of the PARS.  The stock-based compensation expense recognized over each of the derived service periods and the four year service periods includes an estimate of awards that will be forfeited prior to the end of the derived service periods or the four year service periods, respectively.

Prior to adoption of SFAS 123(R), Vertex recorded the impact of forfeitures of restricted stock as they occurred. In connection with the adoption of SFAS 123(R) during the six months ended June 30, 2006, Vertex recorded a $1.0 million benefit from the cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred to estimating forfeitures during the service period.

The effect of recording stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock-based compensation expense by type of award:
Stock options	$13,079	$9,804	$21,386	$15,402
Restricted shares	7,688	1,412	11,028	3,139
ESPP	690	431	1,363	1,231
Total stock-based compensation expense	$21,457	$11,647	$33,777	$19,772
Effect of stock-based compensation expense by line item:
Research and development expenses	$17,638	$9,755	$27,940	$16,161
Sales, general and administrative expenses	3,819	1,892	5,837	3,611
Total stock-based compensation expense	$21,457	$11,647	$33,777	$19,772
Cumulative effect of a change in accounting principle—SFAS 123(R)	—	—	—	(1,046)
Net stock-based compensation expense included in net loss	$21,457	$11,647	$33,777	$18,726

Stock Options

All stock options granted during the three and six months ended June 30, 2007 and 2006 were granted with exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The options granted during the three and six months ended June 30, 2007 had a weighted-average grant date fair value, measured on the grant date, of $16.21 and $19.32, respectively, and the options granted during the three and six months ended June 30, 2006 had a weighted-average grant date fair value, measured on the grant date, of $19.83 and $20.01, respectively.

In accordance with SFAS 123(R), the Company recorded stock-based compensation expense related to stock options of $13.1 million and $21.4 million, respectively, for the three and six months ended June 30, 2007, and $9.8 million and $15.4 million, respectively, for the three and six months ended June 30, 2006. The stock-based compensation expense related to stock options for the three and six months ended June 30, 2007 included $1.9 million related to stock options accelerated in connection with an officer’s severance arrangement. As of June 30, 2007, there was $65.7 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested options granted under the Company’s Stock and Option Plans. The Company expects to recognize that expense over a weighted-average period of 2.63 years.

Restricted Stock

The Company recorded stock-based compensation expense related to restricted stock of $7.7 million and $11.0 million, respectively, for the three and six months ended June 30, 2007, and $1.4 million and $3.1 million, respectively, for the three and six months ended June 30, 2006. The stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2007 included $1.4 million related to accelerated vesting of restricted stock awards in connection with an officer’s severance arrangement.

As of June 30, 2007, there was $27.2 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock granted under the Company’s Stock and Option Plans. The Company expects to recognize that expense over a weighted-average period of 2.44 years.

Employee Stock Purchase Plan

The stock-based compensation expense related to the ESPP was $0.7 million and $1.4 million, respectively, for the three and six months ended June 30, 2007, and $0.4 million and $1.2 million, respectively, for the three and six months ended June 30, 2006. As of June 30, 2007, there was $1.9 million of total unrecognized compensation expense, net of estimated forfeitures, related to ESPP shares. The Company expects to recognize that expense during 2007 and 2008.

During the three and six months ended June 30, 2007 and 2006, the Company issued 139,000 shares at an average price paid of $25.80 per share, and 221,000 shares at an average price paid of $13.20 per share, respectively, to employees under the ESPP.

4.                 Comprehensive Loss

For the three and six months ended June 30, 2007 and 2006, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(117,767)	$(77,658)	$(198,495)	$(127,745)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable securities	(173)	(2,849)	327	10,877
Foreign currency translation adjustment	84	206	40	248
Total change in other comprehensive loss	(89)	(2,643)	367	11,125
Total comprehensive loss	$(117,856)	$(80,301)	$(198,128)	$(116,620)

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

At the adoption date and as of June 30, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48. The Company’s practice was and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the three and six months ended June 30, 2007. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

6.                 Restructuring Expense

In June 2003, Vertex adopted a plan to restructure its operations to coincide with its increasing internal emphasis on advancing drug candidates through clinical development to commercialization. The restructuring was designed to re-balance the Company’s relative investments in research and development to better support the Company’s long-term strategy. The restructuring plan included a workforce reduction, write-offs of certain assets and a decision not to occupy approximately 290,000 square feet of specialized laboratory and office space in Cambridge, Massachusetts under lease to Vertex (the “Kendall Square Lease”). The Kendall Square Lease commenced in January 2003 and has a 15-year term. In the second quarter of 2005, the Company revised its assessment of its real estate requirements and decided to use approximately 120,000 square feet of the facility subject to the Kendall Square Lease (the “Kendall Square Facility”) beginning in 2006. The remaining rentable square footage of the Kendall Square Facility currently is subleased to third parties.

The Company continues to estimate the restructuring expense in accordance with SFAS 146. The restructuring expenses incurred in 2006 and 2007 relate only to the portion of the building that the Company is not occupying and currently does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

In estimating the expense and liability under its Kendall Square Lease obligation, the Company estimated (i) the costs to be incurred to satisfy rental and build-out commitments under the lease (including operating costs), (ii) the lead-time necessary to sublease the space, (iii) the projected sublease rental rates, and (iv) the anticipated durations of subleases. The Company validates its estimates and assumptions through consultations with independent third parties having relevant expertise. The Company uses a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows. The Company reviews its estimates and assumptions on at least a quarterly basis, until the termination of the Kendall Square Lease, and will make whatever modifications management believes necessary, based on the Company’s best judgment, to reflect any changed circumstances. The Company’s estimates have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of liability, and the effect of any such adjustments could be material. Because the Company’s estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate of the liability will increase each quarter simply as a result of the passage of time. Changes to the Company’s estimate of the liability are recorded as additional restructuring expense/(credit).

For the three months ended June 30, 2007, the Company recorded net restructuring expense of $0.9 million, which was primarily the result of the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended June 30, 2007 was as follows (in thousands):

	Liability as of March 31, 2007	Cash payments in second quarter of 2007	Cash received from subleases in second quarter of 2007	Charge in second quarter of 2007	Liability as of June 30, 2007
Lease restructuring liability	$36,508	$(3,269)	$2,169	$906	$36,314

For the six months ended June 30, 2007, the Company recorded net restructuring expense of $6.0 million, which was primarily the result of revising certain key estimates and assumptions about building operating costs, for the remaining period of the lease commitment, as well as the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the six months ended June 30, 2007 was as follows (in thousands):

	Liability as of December 31, 2006	Cash payments in the first half of 2007	Cash received from subleases in the first half of 2007	Charge in the first half of 2007	Liability as of June 30, 2007
Lease restructuring liability	$33,073	$(6,466)	$3,746	$5,961	$36,314

For the three months ended June 30, 2006, the Company recorded net restructuring expense of $0.4 million, which was primarily attributable to the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended June 30, 2006 was as follows (in thousands):

	Liability as of March 31,	Cash payments in the second quarter of	Cash received from subleases in the second quarter of	Charge in second quarter of	Liability as of June 30,
	2006	2006	2006	2006	2006
Lease restructuring liability	$41,719	$(7,904)	$2,020	$443	$36,278

For the six months ended June 30, 2006, the Company recorded net restructuring expense of $1.2 million, which was primarily attributable to the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the six months ended June 30, 2006 was as follows (in thousands):

	Liability as of December 31,	Cash payments in the first half of	Cash received from subleases in the first half of	Charge in the first half of	Liability as of June 30,
	2005	2006	2006	2006	2006
Lease restructuring liability	$42,982	$(11,884)	$3,970	$1,210	$36,278

7.                 Altus Investment

Altus Pharmaceuticals, Inc. (“Altus”) completed its initial public offering in January 2006. As a result of investments Vertex had made in Altus while Altus was a private company, Vertex owned 817,749 shares of Altus common stock, and warrants to purchase 1,962,494 shares of Altus common stock (the “Altus Warrants”). In addition, the Company, as of the completion of the offering, held 450,000 shares of redeemable preferred stock, which are not convertible into common stock and which are redeemable for $10.00 per share plus accrued dividends at Vertex’s option on or after December 31, 2010, or by Altus at any time. Dividends have been accruing at an annual rate of $0.50 per share since the redeemable preferred stock was issued in 1999. Pursuant to a lock-up agreement, the Company was restricted from trading Altus securities for a period of six months following the initial public offering.

As a result of Altus’ public offering, Altus common stock was classified as an available-for-sale investment and recorded at fair value, based on quoted market prices. Unrealized gains and losses on the Altus common stock were included as a component of accumulated other comprehensive loss, which is a separate component of stockholders’ equity, until such gains and losses were realized.

In July 2006, after the trading restrictions had expired, the Company sold the 817,749 shares of Altus common stock for $11.7 million, resulting in a realized gain of $7.7 million. Upon expiration of the trading restrictions in July 2006, the Company began accounting for the Altus Warrants as derivative instruments under the FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). In accordance with SFAS 133, in the third quarter of 2006, the Company recorded the Altus Warrants on its consolidated balance sheets at a fair market value of $19.1 million and recorded an unrealized gain on the fair market value of the Altus Warrants of $4.3 million. In the fourth quarter of 2006, the Company sold the Altus Warrants for approximately $18.3 million, resulting in a realized loss of

$0.7 million. As a result of the Company’s sales of Altus common stock and Altus Warrants, the Company recorded a net realized gain on a sale of investment of $11.2 million in 2006.

8.                 Convertible Subordinated Notes

At June 30, 2007 and December 31, 2006, the Company had $42.1 million in aggregate principal amount of 5% Convertible Subordinated Notes due in September 2007 (“2007 Notes”). The 2007 Notes are convertible, at the option of the holder, into common stock at a price equal to $92.26 per share, subject to adjustment under certain circumstances. The 2007 Notes bear interest at the rate of 5% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2007 Notes on March 19 and September 19 of each year. The 2007 Notes are redeemable by the Company at any time at specific redemption prices if the closing price of the Company’s common stock exceeds 120% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days.

At December 31, 2006, the Company had $59.6 million in aggregate principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011 (the “2011 Notes”) outstanding. In the first quarter of 2007, the Company called all of the 2011 Notes for redemption. In response and pursuant to the terms of the 2011 Notes, the holders of all the outstanding 2011 Notes converted, at a price equal to $14.94 per share, their $59.6 million in aggregate principal amount of 2011 Notes into 3,992,473 shares of the Company’s common stock. The following items related to the conversion were recorded as an offset to additional paid-in capital on the Company’s condensed consolidated balance sheets: accrued interest, remaining unamortized issuance costs of the converted notes and issuance costs of the common stock. As a result of the conversions, no 2011 Notes were outstanding as of June 30, 2007. The 2011 Notes bore interest at the rate of 5.75% per annum, and the Company was required to make semi-annual interest payments on the outstanding principal balance of the 2011 Notes on February 15 and August 15 of each year.

9.                 Significant Revenue Arrangements

Janssen Pharmaceutica, N.V.

In June 2006, the Company entered into a collaboration agreement with Janssen for the development, manufacture and commercialization of telaprevir, the Company’s investigative hepatitis C virus protease inhibitor. Under the agreement, Janssen has agreed to be responsible for 50% of the drug development costs incurred under the development program for the parties’ territories (North America for the Company, and the rest of the world, other than the Far East, for Janssen) and has exclusive rights to commercialize telaprevir in its territories including Europe, South America, the Middle East, Africa and Australia. Janssen made a $165 million up-front license payment to the Company in July 2006. The up-front license payment is being amortized over the Company’s estimated period of performance. Under the agreement, Janssen agreed to make additional contingent milestone payments, which could total up to $380 million if telaprevir is successfully developed, approved and launched. As of June 30, 2007, the Company had earned $30 million in contingent milestone payments under the agreement. The agreement also provides the Company with royalties on any sales of telaprevir in the Janssen territories, with a tiered royalty averaging in the mid-20% range, as a percentage of net sales in the Janssen territories, depending upon successful commercialization of telaprevir. Each of the parties will be responsible for drug supply in their respective territories. However, the agreement provides for the purchase by Janssen from the Company of materials required for Janssen’s manufacture of the active pharmaceutical ingredient. In addition, Janssen will be responsible for certain third-party royalties on net sales in its territories. Janssen may terminate the agreement without cause at any time upon six months’ notice to the Company.

During the three months ended June 30, 2007, the Company recognized $22.7 million in revenue under the Janssen agreement, which included an amortized portion of the $165.0 million upfront payment and net funding of reimbursable drug development costs. During the six months ended June 30, 2007, the Company recognized $65.5 million in revenue under the Janssen agreement, which included an amortized portion of the $165.0 million upfront payment, net funding of reimbursable drug development costs and a $15.0 million milestone payment that was earned by the Company in the first quarter of 2007.

Merck & Co., Inc.

In June 2004, the Company entered into a global collaboration with Merck to develop and commercialize MK-0457 (VX-680), the Company’s lead Aurora kinase inhibitor, for the treatment of cancer, and to conduct research targeting the discovery of an additional Aurora kinase inhibitory compound or compounds to follow MK-0457 (VX-680). In 2005, Merck selected for development MK-6592 (VX-667), a second drug candidate covered by the collaboration agreement and in the first quarter of 2007, Merck selected for development VX-689, a third drug candidate covered by the collaboration. Under the agreement, Merck made two milestone payments totaling $19.5 million in 2005, three milestone payments totaling $36.3 million in 2006 and a milestone payment of $9.0 million in the first quarter of 2007. Merck is responsible for worldwide clinical development and commercialization of MK-0457 (VX-680) and follow-on candidates including MK-6592 (VX-667) and VX-689, and will pay the Company royalties on any product sales. Merck may terminate the agreement at any time without cause upon 90 days’ advance written notice, except that six months’ advance written notice is required for termination at any time when a product has marketing approval in a major market and the termination is not the result of a safety issue.

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

On June 7, 2005 and September 14, 2006, the Company entered into Purchase Agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative of the several underwriters named in such agreements, relating to the public offering and sale of shares of the Company’s common stock. The Purchase Agreement relating to each offering requires the Company to indemnify the underwriters against any loss they may suffer by reason of the Company’s breach of representations and warranties relating to that public offering, the Company’s failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the prospectus used in connection with that offering, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the offering. The representations, warranties and covenants in the Purchase Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification obligations is minimal.

11.          Contingencies

The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities accrued at June 30, 2007 or December 31, 2006.

12.          New Accounting Pronouncements

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this EITF, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 will be effective for the Company beginning on January 1, 2008. The Company is currently evaluating the effect of EITF 07-3 on its consolidated financial statements.

In February 2007, FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning on January 1, 2008. The Company is currently evaluating the effect of SFAS 159 on its consolidated financial statements.

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

Our net loss for 2006 was $206.9 million, or $1.83 per basic and diluted common share, and our net loss for the six months ended June 30, 2007 was $198.5 million, or $1.56 per basic and diluted common share. We expect to incur substantial operating losses in the future. In 2007, we expect that our research and development expenses will be higher than those in 2006, as we continue to incur research and development costs related to telaprevir and our other drug candidates, establish a commercial supply chain and build telaprevir commercial inventory to support markets where we expect to launch telaprevir, if approved, and build our general drug development and commercialization capabilities.

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

Discovery and Development Process

Several compounds that have been discovered by our research organization are currently in clinical development. We have also commenced preclinical activities with several novel compounds currently emerging from our drug discovery programs, and expect to initiate clinical trials of one or more of these compounds by the end of 2007. Discovery and development of a new pharmaceutical product is a lengthy and resource-intensive process, which may take 10 to 15 years or more. Throughout this entire process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing. The toxicity characteristics and profile of drug candidates at varying dose levels administered for varying periods of time also are monitored and evaluated during the nonclinical and clinical development process. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, and most drug candidates that do advance into formal development never become commercial products. A drug candidate’s failure to progress or advance may be the result of any one or more of a wide range of adverse experimental outcomes including, for example, the lack of sufficient efficacy against the disease target, the lack of acceptable absorption characteristics or other physical properties, difficulties in developing a cost-effective manufacturing or formulation method or the discovery of toxicities or side effects that are unacceptable for the disease indication being treated.

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

Clinical Development Programs

We continue to conduct clinical trials of our lead drug candidates. Our development of telaprevir illustrates our focus on maintaining greater development control of our drug candidates. We are conducting three major Phase 2b clinical trials of telaprevir in genotype 1 HCV patients. PROVE 1 is ongoing in the United States and PROVE 2 is ongoing in the European Union, both in treatment-naïve patients. PROVE 3 is ongoing with patients in North America and the European Union who did not achieve a sustained viral response with previous interferon-based treatments. We have completed enrollment of patients in all three of the PROVE clinical trials, bringing the total number of patients enrolled in the PROVE clinical trials to over 1,000. More than 350 patients have completed 12 weeks of telaprevir-based dosing. We also anticipate that we will initiate in 2007 a clinical trial exploring the potential of twice-daily dosing of telaprevir in combination with pegylated interferon, or peg-IFN, and ribavirin, or RBV.

We have scheduled a meeting with the United States Food and Drug Administration to evaluate interim data from the PROVE 1 and PROVE 2 clinical trials. Depending on additional data from the PROVE program and the outcome of discussions with regulatory agencies, our objective is to initiate an international Phase 3 clinical trial for telaprevir in genotype 1 treatment-naïve patients in the fourth quarter of 2007. The registration strategy and the timing of a New Drug Application, or NDA, will be dependent on data from our clinical trials and discussions with regulatory authorities. Designing and coordinating large-scale clinical trials to determine the efficacy and safety of telaprevir and to support the submission of an NDA requires significant financial resources, along with extensive technical and regulatory expertise and infrastructure.

In the second quarter of 2007, we initiated a randomized, double-blind, placebo-controlled Phase 2a clinical trial of VX-770 to evaluate the safety, pharmacokinetics and biomarkers of cystic fibrosis transmembrane regulator activity in approximately 35 patients with cystic fibrosis with genotype G551D.

In the first quarter of 2007, we completed enrollment in our 12-week, 120-patient Phase 2a clinical trial to evaluate the safety, tolerability and anti-inflammatory effects of VX-702 dosed on a background of methotrexate in patients with rheumatoid arthritis. We expect to have data from this Phase 2a clinical trial in the third quarter of 2007. We also are conducting a Thorough QTc study on VX-702, which is a type of clinical trial required for all small molecule drug candidates prior to the initiation of Phase 3 clinical trials. Depending on the results from the Phase 2a clinical trial and Thorough QTc study, we will decide whether to initiate a larger Phase 2 clinical trial on a background of methotrexate.

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

Interim Data from PROVE Clinical Trials

Interim PROVE 1 and PROVE 2 Safety Information

In clinical trials of telaprevir, including data available through July 23, 2007 from PROVE 1 and PROVE 2, the most common adverse events, regardless of treatment assignment, were fatigue, rash, headache and nausea. Gastrointestinal disorders, rash and anemia were more common in the telaprevir arms.

The rate of discontinuations due to adverse events through to 12 weeks in the combined PROVE 1 and PROVE 2 trials was approximately 11% in the arms including telaprevir, peg-IFN and RBV compared to 3% in the control arms. In the PROVE 1 clinical trial, the difference in the discontinuation rates between the telaprevir-containing arms and the control arm is due to a greater number of treatment discontinuations due to rash, gastrointestinal disorders and anemia in the telaprevir arms. The most common reason for treatment discontinuation in the telaprevir arms of the PROVE 1 clinical trial was rash (7 patients), and the median time to discontinuation in these patients was 64 days.

The collection of adverse event and discontinuation data is ongoing in the PROVE clinical program.

Interim On-Treatment Data

12-week Antiviral Analysis of PROVE 1

In April 2007, at the 42nd Annual Meeting of the European Association for the Study of the Liver (EASL), researchers presented interim antiviral activity and safety data from a planned interim analysis from the PROVE 1 clinical trial. A total of 250 patients were enrolled in PROVE 1 and received at least one dose of telaprevir or placebo in addition to peg-IFN and RBV in the clinical trial. A total of 175 patients received at least one dose of telaprevir in 1 of 3 arms, and 75 patients received at least one dose of placebo. At the time of the April 2007 interim analysis, all patients had either completed 12 weeks of treatment or discontinued treatment prior to the end of the twelfth week. Interim data from the PROVE 1 clinical trial measured at the end of 4 weeks and 12 weeks of treatment are detailed in the following table:

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

*                    Intent-to-treat, discontinuation equals failure analysis. Patients who had HCV RNA <10 IU/mL at the time of discontinuation are counted as “failures,” but we plan to follow these patients, if available, post-discontinuation to determine if they achieve a sustained viral response.

PROVE 2 Preliminary Results

In June 2007, we reported that the preliminary data from the first planned interim analysis from the PROVE 2 clinical trial were consistent with 4-week and 12-week interim results reported for PROVE 1. Patients in the treatment arms that included telaprevir, peg-IFN and RBV had rates of undetectable HCV RNA at 4 and 12 weeks similar to those observed in PROVE 1. At 12 weeks, the treatment arm in PROVE 2 that did not include RBV was associated with antiviral activity that was lower compared to treatment arms that included RBV, telaprevir, and peg-IFN, but still substantially higher than that observed in the control arm.

Viral Breakthrough Analysis of PROVE 1

A low rate of viral breakthrough during therapy was observed in PROVE 1 based on the planned interim analysis of 12-week results. Viral breakthrough was observed in 12 out of 175 patients receiving telaprevir in PROVE 1, or 7%. All but one of the instances of viral breakthrough occurred during the first 4 weeks of treatment. We consider viral breakthrough to have occurred if the patient’s plasma HCV RNA increases while the patient is receiving telaprevir in either of two circumstances. A patient who achieves undetectable levels—less than 10 IU/mL—is considered to have experienced viral breakthrough if the viral levels increase to more than 100 IU/mL during therapy. For patients who do not achieve undetectable levels of plasma HCV RNA, the patient is considered to have experienced viral breakthrough if the patient’s plasma HCV RNA increases by more than 10-fold from its lowest value during therapy. We believe viral breakthrough indicates that a therapy is no longer inhibiting viral replication.

Interim Post-Treatment Analysis

Analysis of PROVE 1 Patients Who Completed Treatment in 12 Weeks (Arm D)

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

Relapse Rate Analysis of PROVE 1 Patients Who Completed Treatment in 24 Weeks

In July 2007, we reported preliminary data from a planned interim analysis of the PROVE 1 clinical trial that involved patients treated with telaprevir plus peg-IFN and RBV for 12 weeks, followed by 12 weeks of treatment with peg-IFN and RBV alone. The interim analysis included end-of-treatment as well as 12-week post-treatment data from all patients who completed the 24-week course of therapy in this arm of the PROVE 1 clinical trial. Of the patients who completed 24 weeks of therapy and had undetectable HCV RNA—less than 10 IU/mL—at the end of treatment, less than 10% had relapsed during the 12 weeks after completion of therapy.

Expected Additional Interim Clinical Results

We expect to report additional interim data from the PROVE 1 trial at the 47th Annual Interscience Conference on Antimicrobial Agents and Chemotherapy (ICAAC) in September and from the PROVE 1 and PROVE 2 clinical trials at the 58th Annual Meeting of the American Association for the Study of Liver Diseases (AASLD) in November.

Financing Strategy

At June 30, 2007, we had $617.2 million of cash, cash equivalents and marketable securities and $42.1 million in principal amount of 5% Convertible Subordinated Notes due September 2007, which we refer to as the 2007 Notes. We currently intend to repay the outstanding 2007 Notes in September 2007 using our existing cash, cash equivalents and marketable securities. In the first quarter of 2007, $59.6 million in principal amount of 5.75% Convertible Senior Subordinated Notes due in February 2011, which we refer to as the 2011 Notes, were converted by the holders into our common stock.

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

Collaborations

Collaborations have been and will continue to be an important component of our business strategy. Our pipeline includes several drug candidates that are being developed by our collaborators, including:

•       Drug candidates that are being investigated by Merck for oncology indications under our Aurora kinase collaboration, including MK-0457 (VX-680) which is currently being evaluated in a 270-patient Phase 2 clinical trial in patients with treatment-resistant chronic myelogenous leukemia, or CML, and Philadelphia chromosome-positive acute lymphocytic leukemia, or PH+ ALL, containing the T315I BCR-ABL mutation.

•       A back-up pre-clinical subtype-selective sodium channel modulator drug candidate for the treatment of pain, that was selected in mid-2007 by GlaxoSmithKline for further investigation after GlaxoSmithKline discontinued preclinical development of VX-409.

•       AVN-944 (VX-944), a drug candidate for the treatment of advanced hematological malignancies, such as leukemia, lymphoma or myeloma, being investigated by our collaborator Avalon Pharmaceuticals.

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

We believe that our application of the accounting policies for revenue recognition, research and development expenses, restructuring expense, and stock-based compensation expense, all of which are important to our financial condition and results of operations, require significant judgments and estimates on the part of management. Our accounting policies, including the ones discussed below, are more fully described in Note B, “Accounting Policies,” to our consolidated financial statements included in our Annual Report on Form 10-K, which we filed with the Securities and Exchange Commission on March 1, 2007.

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

We recognize revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the research or development term. Changes to our estimated or contracted period of performance are accounted for prospectively beginning in the period they become known. Research and development funding is recognized as earned, ratably over the period of effort.

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

Payments received or reasonably assured after performance obligations are met completely are recognized as revenue.

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

Restructuring Expense

We record liabilities associated with restructuring activities based on estimates of fair value in the period the liabilities are incurred, in accordance with Financial Accounting Standards Board Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). The liability for accrued restructuring expense of $36.3 million at June 30, 2007 is related to that portion of our facility in Kendall Square, Cambridge, Massachusetts that we are not occupying and do not intend to occupy. This liability is calculated by applying our best estimate of our net ongoing obligation. As prescribed by SFAS 146, we use a probability-weighted discounted cash-flow analysis to calculate the amount of this liability. The probability-weighted discounted cash-flow analysis is based on management’s assumptions and estimates of our ongoing lease obligations, including contractual rental commitments, build-out commitments and building operating costs, and estimates of income from subleases, based on the term and timing of such subleases. We discount the estimated cash flows using a discount rate of approximately 10%. These cash flow estimates are reviewed and may be adjusted in subsequent periods. Adjustments are based, among other things, on management’s assessment of changes in factors underlying the estimates. Because our estimate of the liability includes the application of a discount rate to reflect the time-value of money, the estimate will increase simply as a result of the passage of time, even if all other factors remain unchanged.

Our estimates of our restructuring liability have changed in the past, and it is possible that our assumptions and estimates will change in the future, resulting in additional adjustments to the amount of the estimated liability. The effect of any such adjustments could be material. For example, we currently have two subleases for portions of the Kendall Square facility with remaining terms of four and five years, respectively, and we have made certain estimates and assumptions relating to future sublease terms following the expiration of the current subleases. Market variability may require adjustments to those assumptions in the future. We will review our assumptions and judgments related to the lease restructuring on at least a quarterly basis until the Kendall Square lease is terminated or expires, and make whatever modifications we believe are necessary, based on our best judgment, to reflect any changed circumstances.

Stock-based Compensation Expense

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards Board No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires us to measure compensation expense of stock-based compensation at the grant date, based on the fair value of the award, including estimated forfeitures, and to recognize that expense ratably over the employee’s service period. Prior to January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

Results of Operations

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Our net loss for the three months ended June 30, 2007 was $117.8 million, or $0.91 per basic and diluted common share, compared to a net loss of $77.7 million, or $0.72 per basic and diluted common share for the three months ended June 30, 2006. Included in the net loss for the quarter ended June 30, 2007 is stock-based compensation expense of $21.5 million and restructuring expense of $0.9 million. Included in the net loss for the quarter ended June 30, 2006 is stock-based compensation expense of $11.6 million and restructuring expense of $0.4 million.

Our net loss for the three months ended June 30, 2007 increased by $40.1 million as compared to the three months ended June 30, 2006, and our revenues and expenses changed significantly period to period. The increased net loss was principally the result of increased development investment as we advanced our product candidates. Our research and development expenses increased by $44.9 million from the second quarter of 2006 to the second quarter of 2007. Overall, our total costs and expenses increased by $54.9 million from the second quarter of 2006 to the second quarter of 2007. These increased costs and expenses were partially offset by the $8.5 million increase in revenues in the second quarter of 2007 compared to the second quarter of 2006. Our net loss per basic and diluted common share increased for the three months ended June 30, 2007 compared with the same period in 2006 as a result of the increased net loss partially offset by an increase in the basic and diluted weighted-average number of common shares outstanding from 108.5 million shares to 129.3 million shares.

Revenues

Total revenues increased to $38.2 million for the three months ended June 30, 2007 compared to $29.7 million in the three months ended June 30, 2006. In the second quarter of 2007, revenues were comprised of $11.0 million in royalties and $27.2 million in collaborative and other research and development revenues, as compared with $9.0 million in royalties and $20.7 million in collaborative and other research and development revenues in the second quarter of 2006.

Royalty revenues increased by $2.0 million, or 22%, from the three months ended June 30, 2006 to the three months ended June 30, 2007. Royalties consist of Lexiva/Telzir (fosamprenavir calcium) royalty revenues and a small amount of Agenerase (amprenavir) royalty revenues. Royalty revenues are based on actual and estimated worldwide net sales of Lexiva/Telzir and Agenerase. The increase in royalty revenues was due to the increase in Lexiva/Telzir sales.

Collaborative and other research and development revenues increased $6.5 million, or 31%, in the second quarter of 2007 compared to the second quarter of 2006. The table presented below is a summary of revenues from collaborative arrangements for the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
	(In thousands)
Collaborative and other research and development revenues:
Janssen	$22,717	$—
Merck	—	9,145
Other	4,512	11,576
Total collaborative and other research and development revenues	$27,229	$20,721

In June 2006, we entered into a new major collaboration agreement with Janssen, which did not result in any revenue during the second quarter of 2006 and resulted in $22.7 million of revenues in the second quarter of 2007, including:

•       an amortized portion of the $165.0 million up-front payment; and

•       net payments from Janssen relating to telaprevir development costs.

During the second half of 2007, we expect to continue to recognize an amortized portion of the $165.0 million up-front payment and net payments from Janssen to fund a portion of the telaprevir development costs and may potentially recognize additional milestone payments. We expect that our total revenues from Janssen for 2007 will be significantly higher than during 2006 as a result of the recognition over a full year of an amortized portion of the up-front payment made to us by Janssen in 2006, a full year of telaprevir development reimbursement under our collaboration agreement with Janssen and potentially additional milestone payments.

We recognized no revenue from Merck in the second quarter of 2007 compared to $9.1 million in revenues from Merck in the second quarter of 2006. The Merck revenues in the second quarter of 2006 related to milestone payments and funding for the research program with Merck, which was completed during 2006.

Revenues from other collaborations decreased in the second quarter of 2007 as compared to the second quarter of 2006 primarily as the result of the expiration during the second quarter of 2006 of the research collaboration with Novartis Pharma AG, together with the corresponding research funding.

We expect that for the foreseeable future the revenues and funding from collaborations that support our development-stage compounds, such as the Janssen and Merck collaborations, will provide a proportionately higher level of financial support for our research and development activities than revenues and funding from research collaboration agreements.

Costs and Expenses

Royalty Payments

Royalty payments increased $0.5 million, or 18%, to $3.4 million in the three months ended June 30, 2007 from $2.9 million in the three months ended June 30, 2006. Royalty payments relate to a royalty we pay to a third party on sales of Lexiva/Telzir and Agenerase. The increased royalty payments related to the increased royalty revenues we received in the second quarter of 2007 as compared to the second quarter of 2006.

Research and Development Expenses

Research and development expenses increased $44.9 million, or 49%, to $136.2 million in the three months ended June 30, 2007, including stock-based compensation expense of $17.6 million, from $91.3 million in the three months ended June 30, 2006, including stock-based compensation expense of $9.8 million. The increase in research and development expenses was primarily the result of increased development investment to support the global Phase 2b clinical development program for telaprevir, as well as a $16.1 million increase in our investment in building commercial supply for telaprevir for use if telaprevir is approved, together with a $7.9 million increase in stock-based compensation expense. The cost of developing the commercial supply for telaprevir is considered a research and development expense due to telaprevir’s stage of development. Development expenses increased by $38.7 million, accounting for 86% of the aggregate increase in research and development expenses. Research expenses increased by $6.2 million, of which $2.7 million was increased stock-based compensation expense.

Research and development expenses consist primarily of salary and benefits, stock-based compensation expense, laboratory supplies and other direct expenses, contractual services, including pharmaceutical development and clinical trial materials costs, commercial supply investment in telaprevir, and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the three months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,
	2007	2006	$ Change	% Change
Research Expenses:
Salary and benefits	$12,318	$11,129	$1,189	11%
Stock-based compensation expense	7,724	5,007	2,717	54%
Laboratory supplies and other direct expenses	6,343	5,965	378	6%
Contractual services	1,507	1,772	(265)	(15)%
Infrastructure costs	14,740	12,548	2,192	17%
Total research expenses	$42,632	$36,421	$6,211
Development Expenses:
Salary and benefits	$12,059	$9,544	$2,515	26%
Stock-based compensation expense	9,914	4,748	5,166	109%
Laboratory supplies and other direct expenses	7,479	4,610	2,869	62%
Contractual services	32,069	22,692	9,377	41%
Commercial supply investment in telaprevir	18,817	2,684	16,133	601%
Infrastructure costs	13,217	10,551	2,666	25%
Total development expenses	$93,555	$54,829	$38,726
Total Research and Development Expenses:
Salary and benefits	$24,377	$20,673	$3,704	18%
Stock-based compensation expense	17,638	9,755	7,883	81%
Laboratory supplies and other direct expenses	13,822	10,575	3,247	31%
Contractual services	33,576	24,464	9,112	37%
Commercial supply investment in telaprevir	18,817	2,684	16,133	601%
Infrastructure costs	27,957	23,099	4,858	21%
Total research and development expenses	$136,187	$91,250	$44,937

To date we have incurred in excess of $2.0 billion in research and development costs associated with drug discovery and development. For the remainder of 2007, we expect to focus our development investment on telaprevir, while continuing to advance the development of our other drug candidates. We expect research and development expenses in 2007 to be greater than in 2006 due to increased investment in clinical development, as we advance our core programs, as well as increased costs for the investment in commercial supply of telaprevir drug product in advance of obtaining regulatory marketing approval.

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

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased $9.0 million, or 62%, to $23.3 million in the three months ended June 30, 2007 from $14.4 million in the three months ended June 30, 2006. This increase is the result of increased headcount as we build our infrastructure to support the advancement of our business, together with increased stock-based compensation expense and patent costs. We expect that our sales, general and administrative expenses in 2007 will be significantly higher than in 2006, because we are planning to build our capabilities in late-stage development, drug supply, registration and commercialization of pharmaceutical products, as we advance telaprevir through clinical development.

Restructuring Expense

Net restructuring expense for the three months ended June 30, 2007 was $0.9 million compared to a net restructuring expense for the three months ended June 30, 2006 of $0.4 million. The charge in both periods primarily related to imputed interest cost related to the restructuring liability.

The activity related to the restructuring liability for the three months ended June 30, 2007 was as follows (in thousands):

	Liability as of March 31, 2007	Cash payments in second quarter of 2007	Cash received from subleases in second quarter of 2007	Charge in second quarter of 2007	Liability as of June 30, 2007
Lease restructuring liability	$36,508	$(3,269)	$2,169	$906	$36,314

The activity related to the restructuring liability for the three months ended June 30, 2006 was as follows (in thousands):

	Liability as of March 31,	Cash payments in the second quarter of	Cash received from subleases in the second quarter of	Charge in second quarter of	Liability as of June 30,
	2006	2006	2006	2006	2006
Lease restructuring liability	$41,719	$(7,904)	$2,020	$443	$36,278

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

Non-Operating Items

Interest income increased $4.5 million, or 115%, to $8.4 million for the three months ended June 30, 2007 from $3.9 million for the three months ended June 30, 2006. The increase is a result of higher levels of invested funds and higher portfolio yields during the second quarter of 2007.

Interest expense decreased $1.8 million, or 76%, to $0.6 million for the three months ended June 30, 2007 from $2.4 million for the three months ended June 30, 2006. The decrease resulted from our reduction of outstanding debt in 2006 and the first quarter of 2007.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Our net loss for the six months ended June 30, 2007 was $198.5 million, or $1.56 per basic and diluted common share, compared to a net loss of $127.7 million, or $1.18 per basic and diluted common share for the six months ended June 30, 2006. Included in the net loss for six months ended June 30, 2007 is stock-based compensation expense of $33.8 million and restructuring expense of $6.0 million. Included in the net loss for the six months ended June 30, 2006 is stock-based compensation expense of $19.8 million, restructuring expense of $1.2 million and a benefit from the cumulative effect of an accounting change of $1.0 million, related to the adoption of SFAS 123(R) at the beginning of 2006.

Our net loss for the six months ended June 30, 2007 increased by $70.8 million as compared to the six months ended June 30, 2006, and our revenues and expenses changed significantly period to period. The increased net loss was principally the result of increased development investment as we advanced our product candidates. Our research and development expenses increased by $102.3 million from the first half of 2006 to the first half of 2007. Overall, our total costs and expenses increased by $120.5 million from the first half of 2006 to the first half of 2007. These increased costs and expenses were partially offset by the $38.2 million increase in revenues in the first half of 2007 compared to the first half of 2006. Our net loss per basic and diluted common share increased for the six months ended June 30, 2007 compared with the same period in 2006 as a result of the increased net loss partially offset by an increase in the basic and diluted weighted-average number of common shares outstanding from 108.0 million shares to 127.5 million shares.

Revenues

Total revenues increased to $107.0 million for the six months ended June 30, 2007 compared to $68.8 million in the six months ended June 30, 2006. In the six months ended June 30, 2007, revenues were comprised of $20.8 million in royalties and $86.2 million in collaborative and other research and development revenues, as compared with $18.2 million in royalties and $50.6 million in collaborative and other research and development revenues in the six months ended June 30, 2006.

Royalty revenues increased by $2.6 million, or 14%, from the six months ended June 30, 2006 to the six months ended June 30, 2007. The increase in royalty revenues was due to the increase in Lexiva/Telzir sales.

Collaborative and other research and development revenues increased $35.6 million, or 70%, in the first half of 2007 compared to the first half of 2006. The table presented below is a summary of revenues from collaborative arrangements for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Collaborative and other research and development revenues:
Janssen	$65,538	$—
Merck	9,000	28,247
Other	11,705	22,382
Total collaborative and other research and development revenues	$86,243	$50,629

In June 2006, we entered into a new major collaboration agreement, with Janssen, which did not result in any revenue during the first half of 2006 and resulted in $65.5 million of revenues in the first half of 2007, including:

•       an amortized portion of the $165.0 million up-front payment;

•       net payments from Janssen relating to telaprevir development costs; and

•       a milestone payment of $15.0 million in connection with commencement of patient enrollment in the PROVE 3 clinical trial.

Our revenues from Merck decreased by $19.2 million in the first half of 2007 compared to the first half of 2006. In the first half of 2007, all of our revenues related to the Merck collaboration were the result of recognition of a milestone payment. In the first half of 2006, we recognized revenue related to both milestone payments and in connection with the research program with Merck, which was completed during 2006.

Revenues from other collaborations decreased in the first half of 2007 as compared to the first half of 2006 primarily as the result of the expiration during the second quarter of 2006 of the research collaboration with Novartis Pharma AG, together with the corresponding research funding.

Costs and Expenses

Royalty Payments

Royalty payments increased $0.8 million, or 13%, to $6.7 million in the six months ended June 30, 2007 from $5.9 million in the six months ended June 30, 2006. The increased royalty payments related to the increased royalty revenues we received in the first half of 2007 as compared to the first half of 2006.

Research and Development Expenses

Research and development expenses increased $102.3 million, or 61%, to $268.8 million in the six months ended June 30, 2007, including stock-based compensation expense of $27.9 million, from $166.5 million in the six months ended June 30, 2006, including stock-based compensation expense of $16.2 million. The increase in research and development expenses was primarily the result of increased development investment to support the global Phase 2b clinical development program for telaprevir, as well as a $47.9 million increase in our investment in building commercial supply for telaprevir for use if telaprevir is approved, together with an $11.8 million increase in stock-based compensation expense. Development expenses increased by $92.4 million, accounting for 90% of the aggregate increase in research and development expenses. Research expenses increased by $9.9 million, of which $4.6 million was increased stock-based compensation expense.

Set forth below is a summary that reconciles our total research and development expenses for the six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006	$ Change	% Change
Research Expenses:
Salary and benefits	$25,163	$22,515	$2,648	12%
Stock-based compensation expense	12,903	8,328	4,575	55%
Laboratory supplies and other direct expenses	12,226	11,866	360	3%
Contractual services	3,564	3,581	(17)	0%
Infrastructure costs	28,758	26,403	2,355	9%
Total research expenses	$82,614	$72,693	$9,921
Development Expenses:
Salary and benefits	$23,326	$18,247	$5,079	28%
Stock-based compensation expense	15,037	7,833	7,204	92%
Laboratory supplies and other direct expenses	13,576	8,445	5,131	61%
Contractual services	58,533	38,351	20,182	53%
Commercial supply investment in telaprevir	50,538	2,684	47,854	1,783%
Infrastructure costs	25,141	18,199	6,942	38%
Total development expenses	$186,151	$93,759	$92,392
Total Research and Development Expenses:
Salary and benefits	$48,489	$40,762	$7,727	19%
Stock-based compensation expense	27,940	16,161	11,779	73%
Laboratory supplies and other direct expenses	25,802	20,311	5,491	27%
Contractual services	62,097	41,932	20,165	48%
Commercial supply investment in telaprevir	50,538	2,684	47,854	1,783%
Infrastructure costs	53,899	44,602	9,297	21%
Total research and development expenses	$268,765	$166,452	$102,313

Sales, General and Administrative Expenses

Sales, general and administrative expenses increased $12.6 million, or 46%, to $39.9 million in the six months ended June 30, 2007 from $27.2 million in the six months ended June 30, 2006. This increase is the result of increased headcount as we build our infrastructure to support the advancement of our business.

Restructuring Expense

Net restructuring expense for the six months ended June 30, 2007 was $6.0 million compared to a net restructuring expense for the six months ended June 30, 2006 of $1.2 million. The increase in net restructuring expense for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily the result of revising certain key estimates and assumptions about building operating costs for the remaining period of the lease commitment for our Kendall Square facility. The charge in both periods included imputed interest cost related to the restructuring liability.

The activity related to the restructuring liability for the six months ended June 30, 2007 was as follows (in thousands):

	Liability as of December 31, 2006	Cash payments in the first half of 2007	Cash received from subleases in the first half of 2007	Charge in the first half of 2007	Liability as of June 30, 2007
Lease restructuring liability	$33,073	$(6,466)	$3,746	$5,961	$36,314

The activity related to the restructuring liability for the six months ended June 30, 2006 was as follows (in thousands):

	Liability as of December 31, 2005	Cash payments in the first half of 2006	Cash received from subleases in the first half of 2006	Charge in the first half of 2006	Liability as of June 30, 2006
Lease restructuring liability	$42,982	$(11,884)	$3,970	$1,210	$36,278

Non-Operating Items

Interest income increased $9.6 million, or 122%, to $17.5 million for the six months ended June 30, 2007 from $7.9 million for the six months ended June 30, 2006. The increase is a result of higher levels of invested funds and higher portfolio yields during the first half of 2007.

Interest expense decreased $2.9 million, or 62%, to $1.8 million for the six months ended June 30, 2007 from $4.7 million for the six months ended June 30, 2006. The decrease resulted from our reduction of outstanding debt in 2006 and the first quarter of 2007.

In connection with the adoption of SFAS 123(R) during the six months ended June 30, 2006, we recorded a $1.0 million benefit from the cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred to estimating forfeitures during the service period.

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

At June 30, 2007, we had cash, cash equivalents and marketable securities of $617.2 million, a decrease of $144.5 million from $761.8 million at December 31, 2006. The decrease is primarily the result of expenses relating to our clinical development activities. Capital expenditures for property and equipment during the six months ended June 30, 2007 were $19.3 million.

At June 30, 2007, we had $42.1 million in aggregate principal amount of 2007 Notes, which are due and payable in September 2007. We currently intend to repay the principal and accrued interest using our existing cash, cash equivalents and marketable securities. The 2007 Notes are convertible into common stock at the option of the holder at a price equal to $92.26 per share, subject to adjustment under certain circumstances. During the first quarter of 2007, holders of $59.6 million in aggregate principal amount of our 2011 Notes converted their 2011 Notes into 3,992,473 shares of our common stock at a price of $14.94 in principal amount per share. As a result of the conversions in the first quarter of 2007, no 2011 Notes were outstanding as of June 30, 2007. At June 30, 2007, we had $20.0 million in loans outstanding under the loan facility established under our collaboration with Novartis, which is repayable, without interest, in May 2008.

Our lease restructuring liability of $36.3 million at June 30, 2007 relates to the portion of the Kendall Square facility that we are not occupying and do not intend to occupy and includes net lease obligations, recorded at net present value. In the six months ended June 30, 2007, we made cash payments of $6.5 million against the lease restructuring liability and received $3.7 million in sublease rental payments. In the second half of 2007, we expect to make cash payments of approximately $6.4 million against the lease restructuring liability, and receive approximately $4.0 million in sublease rental payments. We review our estimates underlying our lease restructuring liability on at least a quarterly basis, and the amount of the liability, and consequently any expected future payment, could change with any change in our estimates.

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

New Accounting Pronouncements

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the diversity that exists with respect to the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under this EITF, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 will be effective for us beginning on January 1, 2008. We currently are evaluating the effect of EITF 07-3 on our consolidated financial statements.

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

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. At the adoption date and as of June 30, 2007, we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48. Our practice was and continues to be to recognize interest and penalty expenses related to uncertain tax positions in income tax expense, which were zero at the adoption date and for the three and six months ended June 30, 2007. Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by the federal and state taxing authorities, respectively. There are no income tax examinations currently in process.

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

Item 4.                        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of June 30, 2007, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•       our expectations regarding the number of patients that will be evaluated, the anticipated date by which enrollment will be completed, the date by which interim and final data will become available and the data that will be generated by ongoing and planned clinical trials, and the ability to use that data for the design and initiation of further clinical trials, including the Phase 3 clinical trials of telaprevir, and to support regulatory filings, including potentially an NDA for telaprevir;

•       our expectations regarding the scope and timing of ongoing and potential future clinical trials, including the ongoing Phase 2b clinical trials and expected Phase 3 clinical program for telaprevir, the ongoing and potential clinical trials for VX-702, the ongoing clinical trials of VX-770, and expected clinical trials in 2007 involving novel compounds currently emerging from our drug discovery programs;

•       our expectations regarding the efforts our collaborators, including Merck and GlaxoSmithKline, will devote towards the clinical and preclinical development of the drug candidates that have been selected for further development;

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

Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control, including the factors set forth under “Item 1A. Risk Factors” of our Annual Report on Form 10-K, as updated or supplemented by “Part II—Item 1A—Risk Factors” of this Quarterly Report on Form 10-Q. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced Plans or Programs	Maximum Number of Shares that may yet be purchased under publicly announced Plans or Programs
April 1, 2007 to April 30, 2007	7,136	$0.01	—	—
May 1, 2007 to May 31, 2007	9,505	$0.01	—	—
June 1, 2007 to June 30, 2007	51,522	$18.08	—	—

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

•       In addition, in the second quarter of 2007, with respect to certain outstanding grants of restricted stock that vested during such period, we repurchased  shares of restricted stock from one of our employees. Under this program, we offered to repurchase from the employee a number of shares of restricted stock with a value, based on the fair market value on the vesting date, equal to our minimum statutory income tax withholding obligation on account of the employee’s newly vested shares. In the second quarter of 2007, we repurchased 35,242 shares under this program at a price of $26.43 per share. Repurchased shares under this program are not available for future awards under the 2006 Stock and Option Plan.

Item 4.                        Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 31, 2007.

Our stockholders elected Joshua S. Boger, Charles A. Sanders and Elaine S. Ullian to serve on our board of directors until the annual meeting of stockholders to be held in 2010. The tabulation of votes with respect to the election of such directors is as follows:

	For	Withheld
Joshua S. Boger	113,930,223	514,375
Charles A. Sanders	112,319,819	2,124,779
Elaine S. Ullian	106,208,530	8,236,068

Following the meeting, our board of directors consisted of Charles A. Sanders (Chairman), Joshua S. Boger, Eric K. Brandt, Roger W. Brimblecombe, Stuart J.M. Collinson, Eugene H. Cordes, Matthew W. Emmens, Bruce I. Sachs, Eve E. Slater and Elaine S. Ullian. Dr. Slater resigned from our board of directors effective August 1, 2007.

Item 6.                        Exhibits

Exhibit No.	Description
10.1	Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan, as amended and restated on May 31, 2007
10.2	License, Development and Commercialization Agreement, dated as of June 11, 2004, between Vertex Pharmaceuticals Incorporated and Mitsubishi Pharma Corporation.†
10.3	Employment Agreement, between Vertex Pharmaceuticals Incorporated and Kurt Graves, dated June 29, 2007*
10.4	Offer Letter, between Vertex Pharmaceuticals Incorporated and Amit Sachdev, dated June 4, 2007*
10.5	Form of Restricted Stock Agreement for 2007 Restricted Stock Awards to John J. Alam, Victor A. Hartmann, Peter Mueller and Ian F. Smith*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 9, 2007	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ Ian F. Smith
Ian F. Smith
Executive Vice President and Chief Financial
Officer (principal financial officer and duly authorized officer)