Form 10-Q
period 2008-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2008-05-12
CIK 875320

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	140,569,141
Class	Outstanding at May 6, 2008

VERTEX PHARMACEUTICALS INCORPORATED

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

TABLE OF CONTENTS

Part I. Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets—March 31, 2008 and
	December 31, 2007	1
	Condensed Consolidated Statements of Operations—Three Months
	Ended March 31, 2008 and 2007	2
	Condensed Consolidated Statements of Cash Flows—Three Months
	Ended March 31, 2008 and 2007	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
Part II. Other Information
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 6.	Exhibits	35
Signatures		36

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

Part I. Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$490,696	$355,663
Marketable securities, available for sale, current portion	258,947	105,208
Accounts receivable	24,825	31,320
Prepaid expenses	9,470	4,660

Total current assets	783,938	496,851

Marketable securities, available for sale, excluding current portion	—	6,925
Restricted cash	30,258	30,258
Property and equipment, net	64,712	66,509
Other assets	10,597	934

Total assets	$889,505	$601,477

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,281	$32,750
Accrued expenses and other current liabilities	69,398	98,350
Accrued interest	1,707	—
Deferred revenues, current portion	23,683	25,528
Accrued restructuring expense, current portion	5,947	5,606
Collaborator development loan (due May 2008)	19,997	19,997
Other obligations	21,310	17,048

Total current liabilities	173,323	199,279

Accrued restructuring expense, excluding current portion	28,862	29,686
Convertible senior subordinated notes (due 2013)	287,500	—
Deferred revenues, excluding current portion	95,565	101,217

Total liabilities	585,250	330,182

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.01 par value; 200,000,000 shares authorized; 140,382,535 and 132,875,540 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,385	1,312
Additional paid-in capital	1,984,785	1,856,856
Accumulated other comprehensive income	1,993	881
Accumulated deficit	(1,683,908)	(1,587,754)

Total stockholders' equity	304,255	271,295

Total liabilities and stockholders' equity	$889,505	$601,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenues:
Royalties	$10,851	$9,796
Collaborative and other research and development revenues	30,824	59,014

Total revenues	41,675	68,810
Costs and expenses:
Royalty payments	3,576	3,269
Research and development expenses	114,582	132,578
Sales, general and administrative expenses	21,623	16,537
Restructuring expense	630	5,055

Total costs and expenses	140,411	157,439

Loss from operations	(98,736)	(88,629)
Interest income	4,496	9,122
Interest expense	(1,914)	(1,221)

Net loss	$(96,154)	$(80,728)

Basic and diluted net loss per common share	$(0.72)	$(0.64)

Basic and diluted weighted-average number of common shares outstanding	134,471	125,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(96,154)	$(80,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,498	6,321
Stock-based compensation expense	13,072	12,320
Other non-cash based compensation expense	945	846
Realized (gain) loss on marketable securities	(147)	43
Changes in operating assets and liabilities:
Accounts receivable	6,495	18,824
Prepaid expenses	(4,810)	(3,444)
Accounts payable	(1,469)	(6,227)
Accrued expenses and other current liabilities	(24,692)	(9,103)
Accrued restructuring	(483)	3,435
Accrued interest	1,707	(1,623)
Deferred revenues	(7,497)	(8,472)

Net cash used in operating activities	(105,535)	(67,808)
Cash flows from investing activities:
Purchases of marketable securities	(174,718)	(28,115)
Sales and maturities of marketable securities	29,178	241,014
Expenditures for property and equipment	(5,494)	(6,133)
Other assets	(370)	(1,101)

Net cash (used in) provided by investing activities	(151,404)	205,665
Cash flows from financing activities:
Issuances of common stock from employee benefit plans, net	1,910	3,393
Issuances of common stock from stock offering, net	112,069	—
Issuances of convertible senior subordinated notes, net	278,000	—
Debt exchange costs	—	(49)

Net cash provided by financing activities	391,979	3,344
Effect of changes in exchange rates on cash	(7)	(44)

Net increase in cash and cash equivalents	135,033	141,157
Cash and cash equivalents—beginning of period	355,663	213,171

Cash and cash equivalents—end of period	$490,696	$354,328

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

        The accompanying condensed consolidated financial statements are unaudited and have been prepared by Vertex Pharmaceuticals Incorporated ("Vertex" or the "Company") in accordance with accounting principles generally accepted in the United States of America ("GAAP").

        The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2008 and 2007.

        The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 that was filed with the Securities and Exchange Commission (the "SEC") on February 11, 2008.

2. Accounting Policies

Basic and Diluted Net Loss per Common Share

        Basic net loss per common share is based upon the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but has not yet vested. Diluted net loss per common share is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and vesting of unvested restricted shares of common stock. Common equivalent shares have not been included in the net loss per common share calculations because the effect of including such shares would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following (in thousands, except per share amounts):

	At March 31,
	2008	2007
Stock options	16,259	15,382
Weighted-average exercise price, per share	$28.00	$27.54
Convertible notes	12,425	456
Conversion price, per share	$23.14	$92.26
Unvested restricted shares	1,929	2,045

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Accounting Policies (Continued)

Stock-based Compensation Expense

        The Company records stock-based compensation expense in accordance with Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation over the employees' service periods or the derived service period for awards with market conditions. Compensation expense is measured at the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. Please refer to Note 3, "Stock-based Compensation Expense," for further information.

Research and Development Expenses

        All research and development expenses, including amounts funded by research and development collaborations, are expensed as incurred. On January 1, 2008, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," pursuant to which the Company defers and capitalizes nonrefundable advance payments made by the Company for research and development activities until the related goods are delivered or the related services are performed. Prior to the adoption of EITF Issue No. 07-3, the Company expensed nonrefundable advance payments for research and development activities upon payment. Research and development expenses are comprised of costs incurred in performing research and development activities, including salary and benefits; stock-based compensation expense; laboratory supplies and other direct expenses; contractual services, including clinical trial and pharmaceutical development costs; and infrastructure costs, including facilities costs and depreciation. Due to telaprevir's stage of development, costs related to the investment in its commercial supply are included in research and development expenses.

        The Company's collaborators have funded portions of the Company's research and development programs related to specific drug candidates and research targets, including, in the three months ended March 31, 2008, telaprevir and certain cystic fibrosis research targets and in the three months ended March 31, 2007, telaprevir, VX-702, VX-770, kinases and certain cystic fibrosis research targets. The Company's collaborative and other research and development revenues were $30.8 million and $59.0 million, respectively, for the three months ended March 31, 2008 and 2007. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were $33.9 million and $81.5 million, respectively, for the three months ended March 31, 2008 and 2007.

Restructuring Expense

        The Company records costs and liabilities associated with exit and disposal activities, as defined in FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the amount of the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. In the three months ended March 31, 2008 and 2007, the Company recorded costs and liabilities for exit and disposal activities related to a restructuring plan in accordance with SFAS 146. The liability is evaluated and adjusted as

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Accounting Policies (Continued)

appropriate on at least a quarterly basis for changes in circumstances. Please refer to Note 7, "Restructuring Expense," for further information.

Revenue Recognition

        The Company recognizes revenues in accordance with the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," and for revenue arrangements entered into after June 30, 2003, EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21").

        The Company's revenues are generated primarily through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payment to Vertex of one or more of the following: non-refundable, up-front license fees; funding of research and/or development efforts; milestone payments; and royalties on product sales.

        Agreements containing multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The consideration received is allocated among the separate units either on the basis of each unit's fair value or using the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

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

        Substantive milestones achieved in collaboration arrangements are recognized as earned when the corresponding payment is reasonably assured, subject to the following policies in those circumstances where the Company has obligations remaining after achievement of the milestone:

  •
  In those circumstances where collection of a substantive milestone payment is reasonably assured, the Company has remaining obligations to perform under the collaboration arrangement and the Company has sufficient evidence of the fair value for the performance of its remaining obligations, management considers the milestone payment and the remaining obligations to be separate units of accounting. In these circumstances, the Company uses the residual method under EITF 00-21 to allocate revenue among the milestones and the remaining obligations.

  •
  In those circumstances where collection of a substantive milestone payment is reasonably assured and the Company has remaining obligations to perform under the collaboration arrangement, but the Company does not have sufficient evidence of fair value for its remaining obligations, management considers the milestone payment and the remaining obligations under the contract as a single unit of accounting. If the collaboration does not require specific deliverables at specific times or at the end of the contract term, but rather, the Company's obligations are satisfied over a period of time, substantive milestone payments are recognized over the period of performance. This typically results in a portion of the milestone payment being recognized as

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Accounting Policies (Continued)

    revenue on the date the milestone is achieved equal to the applicable percentage of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized over the remaining period of performance.

        At the inception of each agreement, the Company evaluates whether milestones are substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone as well as the level of effort and investment required. Milestones that are not considered substantive and that do not meet the separation criteria are accounted for as license payments and recognized on a straight-line basis over the remaining period of performance.

        Payments received or reasonably assured after performance obligations are met completely are recognized as earned.

        Royalty revenues are recognized based upon actual and estimated net sales of licensed products in licensed territories, as provided by the licensee, and are recognized in the period the sales occur. The Company reconciles and adjusts for differences between actual royalty revenues and estimated royalty revenues in the quarter they become known. These differences have not historically been significant.

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

3. Stock-based Compensation Expense

        At March 31, 2008, the Company had five stock-based employee compensation plans: the 1991 Stock Option Plan (the "1991 Plan"), the 1994 Stock and Option Plan (the "1994 Plan"), the 1996 Stock and Option Plan (the "1996 Plan"), the 2006 Stock and Option Plan (the "2006 Plan") and the 2007 New Hire Stock and Option Plan (the "2007 Plan," and together with the 1991 Plan, the 1994 Plan, the 1996 Plan and the 2006 Plan, collectively, the "Stock and Option Plans"), and one Employee Stock Purchase Plan (the "ESPP"). In connection with the Stock and Option Plans, the Company issues stock options and restricted stock awards with service conditions, which are generally the vesting periods of the awards. The Company also issues to certain members of senior management restricted stock awards that vest upon the earlier of the satisfaction of a market condition or a service condition ("PARS").

        The Company records stock-based compensation expense in accordance with SFAS 123(R). SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense using the "fair value" method. The fair value of stock options and shares purchased pursuant to the ESPP is calculated using the Black-Scholes valuation model. The fair value of restricted stock awards is typically based on intrinsic value on the date of grant. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation, measured at the grant date based on the fair

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Stock-based Compensation Expense (Continued)

value of the award, is recognized as expense ratably over the service period. The expense recognized over the service period includes an estimate of awards that will be forfeited.

        For PARS awards, a portion of the fair value of the common stock on the date of grant is recognized ratably over a derived service period that is equal to the estimated time to satisfy the market condition. The portion of the fair value of the common stock that is recognized over the derived service period is determined on the basis of the estimated probability that the PARS award will vest as a result of the market condition. For the PARS awards granted in 2008, 2007 and 2006, the derived service period relating to each market condition was shorter than the four year service-based vesting period of the PARS. The difference between the fair value of the common stock on the date of grant and the value recognized over the derived service period is recognized ratably over the four year service-based vesting period of the PARS. The stock-based compensation expense recognized over each of the derived service periods and the four year service periods includes an estimate of awards that will be forfeited prior to the end of the derived service periods or the four year service periods, respectively.

        The effect of recording stock-based compensation expense for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Stock-based compensation expense by type of award:
Stock options	$8,288	$8,307
Restricted shares	3,799	3,340
ESPP issuances	985	673

Total stock-based compensation expense	$13,072	$12,320

Effect of stock-based compensation expense by line item:
Research and development expenses	$10,830	$10,302
Sales, general and administrative expenses	2,242	2,018

Total stock-based compensation expense included in net loss	$13,072	$12,320

Stock Options

        All stock options granted during the three months ended March 31, 2008 and 2007 were granted with exercise prices equal to the fair market value of the Company's common stock on the date of grant. The stock options granted during the three months ended March 31, 2008 included options to purchase 536,625 shares of common stock (the "Contingent Options") at an exercise price of $18.93 per share that were granted to the Company's executive officers on February 7, 2008, subject to ratification by the Company's stockholders. At the Company's 2008 Annual Meeting of Stockholders, which is scheduled for May 15, 2008, the Company is seeking ratification of the Contingent Options as part of the Company's proposal to increase the number of shares available under the 2006 Plan.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Stock-based Compensation Expense (Continued)

        The options granted during the three months ended March 31, 2008, excluding the Contingent Options, had a weighted-average grant date fair value, measured on the grant date, of $9.86 per share. If the Contingent Options are ratified, the grant date fair value would be based on a Black-Scholes valuation model based on the fair market value of the options on the date that the Contingent Options are ratified by the Company's stockholders. The options granted during the three months ended March 31, 2007 had a weighted-average grant date fair value, measured on the grant date, of $20.10 per share.

        In accordance with SFAS 123(R), the Company recorded stock-based compensation expense related to stock options of $8.3 million for each of the three months ended March 31, 2008 and 2007. No compensation expense was recorded in the three months ended March 31, 2008 relating to the Contingent Options. As of March 31, 2008, there was $71.1 million of total unrecognized compensation expense, net of estimated forfeitures, related to unvested options granted under the Company's Stock and Option Plans. That expense is expected to be recognized over a weighted-average period of 2.79 years. The unrecognized compensation expense and the weighted-average period over which that expense will be recognized excludes the compensation expense that will be associated with the Contingent Options if the Contingent Options are approved by the Company's stockholders.

Restricted Stock

        The Company recorded stock-based compensation expense of $3.8 million and $3.3 million for the three months ended March 31, 2008 and 2007, respectively, related to restricted shares outstanding during those periods.

        As of March 31, 2008, there was $29.5 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock granted under the Company's Stock and Option Plans. That expense is expected to be recognized over a weighted-average period of 2.62 years.

Employee Stock Purchase Plan

        The stock-based compensation expense related to the ESPP for the three months ended March 31, 2008 and 2007 was $1.0 million and $0.7 million, respectively. As of March 31, 2008, there was $1.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to ESPP shares. That cost is expected to be recognized during 2008.

        During the three months ended March 31, 2008 and 2007, no shares were issued to employees under the ESPP.

4. Fair Value of Financial Instruments

        On January 1, 2008, the Company adopted FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a framework for measuring fair value pursuant to GAAP and clarifies the definition of fair value within that framework. SFAS 157 does not require that assets and liabilities previously recorded at cost be recorded at fair value. For assets and liabilities required to be disclosed at fair value prior to the Company's adoption of SFAS 157, SFAS 157 introduced, or reiterated, a number of key concepts that form the foundation of the fair value measurement approach to be used

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

for financial reporting purposes. SFAS 157 became applicable to the Company's financial assets and liabilities on January 1, 2008 and is expected to become applicable to the Company's nonfinancial assets and liabilities on January 1, 2009. The fair value of the Company's financial instruments reflects the amounts that the Company estimates it could have received in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level
1     Quoted prices in active markets for identical assets or liabilities;

Level
2     Observable inputs other than quoted prices in active markets for identical assets or liabilities; and

Level
3     Unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

        The following table sets forth the Company's financial assets subject to fair value measurements as of March 31, 2008 (in thousands):

	Fair Value Measurements as of March 31, 2008
		Using Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents	$111,179	$111,179	$—	$—
Marketable securities, available for sale	258,947	109,883	149,064	—
Restricted cash	30,258	30,258	—	—

Total	$400,384	$251,320	$149,064	$—

        As of March 31, 2008, all of the Company's financial instruments are valued using quoted prices in active markets or using other observable inputs. The Company's level 1 assets include money market instruments, U.S. Treasury securities and U.S. government and other agency-backed securities. The Company's level 2 assets include commercial paper, corporate bonds, and asset and mortgage backed securities. The adoption of SFAS 157 did not have a material effect on the Company's condensed consolidated financial statements for the three months ended March 31, 2008.

        The Company also adopted the provisions of FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"), in the first quarter of 2008. SFAS 159 allows the Company to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. In the first quarter of 2008, the Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS 159.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

5. Comprehensive Loss

        For the three months ended March 31, 2008 and 2007, comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(96,154)	$(80,728)
Changes in other comprehensive income:
Unrealized holding gains on marketable securities	1,119	500
Foreign currency translation adjustment	(7)	(44)

Total change in other comprehensive income	1,112	456

Total comprehensive loss	$(95,042)	$(80,272)

6. Income Taxes

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). At March 31, 2008 and December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48. The Company does not expect that the unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at March 31, 2008 and December 31, 2007.

        The Company files United States federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in major taxing jurisdictions for years before 2003, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2004. The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

7. Restructuring Expense

        In June 2003, Vertex adopted a plan to restructure its operations to coincide with its increasing internal emphasis on advancing drug candidates through clinical development to commercialization. The restructuring was designed to re-balance the Company's relative investments in research and development to better support the Company's long-term strategy. The restructuring plan included a workforce reduction, write-offs of certain assets and a decision not to occupy approximately 290,000 square feet of specialized laboratory and office space in Cambridge, Massachusetts under lease to Vertex (the "Kendall Square Lease"). The Kendall Square Lease commenced in January 2003 and has a 15-year term. In the second quarter of 2005, the Company revised its assessment of its real estate requirements and decided to use approximately 120,000 square feet of the facility subject to the Kendall Square Lease (the "Kendall Square Facility") for its operations beginning in 2006. The remaining rentable square footage of the Kendall Square Facility currently is subleased to third parties.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Restructuring Expense (Continued)

        The Company estimates the restructuring expense in accordance with SFAS 146. The restructuring expense incurred in the three months ended March 31, 2008 and 2007 relates only to the portion of the building that the Company is not occupying and does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

        In estimating the expense and liability under its Kendall Square Lease obligation, the Company estimated (i) the costs to be incurred to satisfy rental and build-out commitments under the lease (including operating costs), (ii) the lead-time necessary to sublease the space, (iii) the projected sublease rental rates, and (iv) the anticipated durations of subleases. The Company validates its estimates and assumptions through consultations with independent third parties having relevant expertise. The Company uses a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows. The Company reviews its estimates and assumptions on at least a quarterly basis, and intends to continue such reviews until the termination of the Kendall Square Lease, and will make whatever modifications management believes necessary, based on the Company's best judgment, to reflect any changed circumstances. The Company's estimates have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of the liability, and the effect of any such adjustments could be material. Changes to the Company's estimate of the liability are recorded as additional restructuring expense/(credit). In addition, because the Company's estimate of the liability includes the application of a discount rate to reflect the time value of money, the Company will record imputed interest costs related to the liability each quarter. These costs are included in restructuring expense on the Company's condensed statements of operations.

        For the three months ended March 31, 2008, the Company recorded restructuring expense of $0.6 million, which was primarily the result of the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended March 31, 2008 was as follows (in thousands):

	Liability as of December 31, 2007	Cash payments in first quarter of 2008	Cash received from subleases in first quarter of 2008	Charge in first quarter of 2008	Liability as of March 31, 2008
Lease restructuring liability	$35,292	$(3,217)	$2,104	$630	$34,809

        For the three months ended March 31, 2007, the Company recorded restructuring expense of $5.1 million, which was primarily the result of revising certain key estimates and assumptions in the first quarter of 2007 about building operating costs, for the remaining period of the lease commitment,

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Restructuring Expense (Continued)

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

8. Concurrent Debt and Equity Offerings

        On February 19, 2008, the Company completed concurrent offerings of $287.5 million in aggregate principal amount of 4.75% convertible senior subordinated notes due 2013 (the "2013 Notes") and 6.9 million shares of common stock, which were sold at a price of $17.14 per share.

        The convertible debt offering resulted in net proceeds of $278.0 million to the Company. The underwriting discount of $8.6 million and other expenses of $0.9 million related to the convertible debt offering were recorded as debt issuance costs and are included in other assets on the Company's condensed consolidated balance sheets. The equity offering resulted in net proceeds of $112.1 million to the Company. The underwriting discount of $5.3 million and other expenses of $0.9 million related to the equity offering were recorded as an offset to additional paid-in-capital.

        The 2013 Notes are convertible, at the option of the holder, into common stock at a price equal to approximately $23.14 per share, subject to adjustment. The 2013 Notes bear interest at the rate of 4.75% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2013 Notes on February 15 and August 15 of each year, beginning on August 15, 2008. The 2013 Notes will mature on February 15, 2013.

        On or after February 15, 2010, the Company may redeem the 2013 Notes at its option, in whole or in part, at the redemption prices stated in the indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Holders may require the Company to repurchase some or all of their 2013 Notes upon the occurrence of certain fundamental changes of Vertex, as set forth in the indenture, at 100% of the principal amount of the 2013 Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the repurchase date.

        If a fundamental change occurs that is also a specific type of change of control under the indenture, the Company will pay a make-whole premium upon the conversion of the 2013 Notes in connection with any such transaction by increasing the applicable conversion rate on such 2013 Notes. The make-whole premium will be in addition to, and not in substitution for, any cash, securities or other assets otherwise due to holders of the 2013 Notes upon conversion. The make-whole premium will be determined by reference to the indenture and is based on the date on which the fundamental change becomes effective and the price paid, or deemed to be paid, per share of the Company's common stock in the transaction constituting the fundamental change, subject to adjustment.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Concurrent Debt and Equity Offerings (Continued)

        If an event of default under the indenture relates solely to the Company's failure to comply with its reporting obligations pursuant to the 2013 Notes, at the election of the Company, the sole remedy of the holders of the 2013 Notes for the first 180 days following such event of default would consist of the right to receive special interest at an annual rate equal to 1.0% of the outstanding principal amount of the 2013 Notes.

        At March 31, 2008, the Company had outstanding $287.5 million in aggregate principal amount of the 2013 Notes. At March 31, 2008, the 2013 Notes had a fair value of $354.2 million as obtained from a quoted market source.

        Based on the Company's evaluation of the 2013 Notes in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company determined that the 2013 Notes contain a single embedded derivative. This embedded derivative relates to potential penalty interest payments that could result from a failure to comply with its reporting obligations pursuant to the 2013 Notes. This embedded derivative required bifurcation as the feature was not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of February 19, 2008 and March 31, 2008.

9. Convertible Subordinated Notes Due 2007 and 2011

        On January 1, 2007, the Company had outstanding $59.6 million in aggregate principal amount of 5.75% convertible senior subordinated notes due in February 2011 (the "2011 Notes") and $42.1 million in aggregate principal amount of 5% convertible subordinated notes due in September 2007 (the "2007 Notes"). As of December 31, 2007, there were no remaining 2011 Notes or 2007 Notes outstanding.

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

        In the first quarter of 2007, the Company called all of the remaining outstanding 2011 Notes for redemption. In response and pursuant to the terms of the 2011 Notes, the holders of all the outstanding 2011 Notes converted, at a price equal to $14.94 per share, their $59.6 million in aggregate principal amount of 2011 Notes into 3,992,473 shares of the Company's common stock. The following items related to the 2007 conversion were recorded as an offset to additional paid-in capital on the Company's condensed consolidated balance sheets: accrued interest, remaining unamortized issuance costs of the converted notes and issuance costs of the common stock.

        In the third quarter of 2007, the Company repaid upon maturity the outstanding principal and accrued interest on the remaining $42.1 million in principal amount of 2007 Notes.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Significant Revenue Arrangements

Janssen Pharmaceutica, N.V.

        In June 2006, the Company entered into a collaboration agreement with Janssen for the development, manufacture and commercialization of telaprevir, the Company's investigative hepatitis C virus protease inhibitor. Under the agreement, Janssen has agreed to be responsible for 50% of the drug development costs incurred under the development program for the parties' territories (North America for the Company, and the rest of the world, other than the Far East, for Janssen) and has exclusive rights to commercialize telaprevir in its territories including Europe, South America, the Middle East, Africa and Australia. Janssen made a $165.0 million up-front license payment to the Company in July 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. Under the agreement, Janssen agreed to make contingent milestone payments, which could total up to $380.0 million if telaprevir is successfully developed, approved and launched as a product. As of March 31, 2008, the Company had earned $55.0 million of these contingent milestone payments under the agreement. The agreement also provides the Company with royalties on any sales of telaprevir in the Janssen territories, with a tiered royalty averaging in the mid-20% range, as a percentage of net sales in the Janssen territories, depending upon successful commercialization of telaprevir. Each of the parties will be responsible for drug supply in their respective territories. However, the agreement provides for the purchase by Janssen from the Company of materials required for Janssen's manufacture of the active pharmaceutical ingredient. In addition, Janssen will be responsible for certain third-party royalties on net sales in its territories. Janssen may terminate the agreement without cause at any time upon six months' notice to the Company.

        During the three months ended March 31, 2008, the Company recognized $25.5 million in revenues under the Janssen agreement, which included an amortized portion of the up-front payment, a milestone of $10.0 million in connection with the commencement of the Phase 2 clinical trial of telaprevir in patients with genotype 2 and genotype 3 HCV infection, and net reimbursements from Janssen for telaprevir development costs. During the three months ended March 31, 2007, the Company recognized $42.8 million in revenues under the Janssen agreement, which included an amortized portion of the up-front payment, a milestone of $15.0 million in connection with commencement of patient enrollment in the PROVE 3 clinical trial of telaprevir, and net reimbursements from Janssen for telaprevir development costs.

Merck & Co., Inc.

        In June 2004, Vertex entered into a global collaboration with Merck to develop and commercialize Aurora kinase inhibitors for the treatment of cancer. Merck is responsible for worldwide clinical development and commercialization of all compounds developed under the collaboration and will pay the Company royalties on any product sales. Merck may terminate the agreement at any time without cause upon 90 days' advance written notice, except that six months' advance written notice is required for termination at any time when a product has marketing approval in a major market and the termination is not the result of a safety issue. In the first quarter of 2007, Vertex received a milestone payment from Merck for $9.0 million. Vertex recognized $0 and $9.0 million of revenues related to this collaboration in the three months ended March 31, 2008 and 2007, respectively.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

        Vertex customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators and sites in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery, development and commercialization collaboration agreements. With respect to the Company's clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator's institution relating to personal injury or property damage, violations of law or certain breaches of the Company's contractual obligations arising out of the research or clinical testing of the Company's compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company's contractual obligations. The indemnification provisions appearing in the Company's collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third-party claims alleging infringement of intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

        On June 7, 2005 and September 14, 2006, the Company entered into purchase agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and on February 12, 2008, the Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated (collectively, the purchase agreements and the underwriting agreements, the "Underwriting Agreements"), as the representative of the several underwriters named in such agreements, relating to the public offering and sale of shares of the Company's common stock or convertible subordinated notes. The Underwriting Agreement relating to each offering requires the Company to indemnify the underwriters against any loss they may suffer by reason of the Company's breach of representations and warranties relating to that public offering, the Company's failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the prospectus used in connection with that

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Guarantees (Continued)

offering, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the offering. The representations, warranties and covenants in the Underwriting Agreement are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification obligations is minimal.

12. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities accrued at March 31, 2008 or December 31, 2007.

13. Legal Proceedings

        On March 13, 2008, a purported shareholder class action, Waterford Township Police Fire Retirement System v. Vertex Pharmaceuticals Incorporated, et al., was filed in the United States District Court for the District of Massachusetts, naming the Company and certain officers of the Company as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures leading up to its November 2, 2007 press release immediately preceding the American Association for the Study of Liver Diseases meeting, all in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10(b)(5). On April 18, 2008, a further class action complaint based on the same factual allegations and naming the same defendants, but including further allegations of insider trading violations during the class period by three of the Company's officers, was filed in the United States District Court for the District of Massachusetts. Each of the lawsuits seeks the same relief: certification as a class action, compensatory damages in an unspecified amount and unspecified equitable or injunctive relief. The Company believes that the claims, including the insider trading claims (all of which are based on trades that were made pursuant to plans entered into before the beginning of the class period under Rule 10b5-1), are without merit and intends to contest them vigorously. Moreover, the Company believes, based on information currently available, that the ultimate outcome of these lawsuits will not have a material impact on the Company's consolidated financial statements.

14. Recent Accounting Pronouncements

        In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied under GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Issued in February 2008, FASB Staff Position No. SFAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" removed leasing transactions accounted for under FASB Statement No. 13 and related guidance from the scope of SFAS 157. Issued in February 2008, FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157," deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Recent Accounting Pronouncements (Continued)

The implementation of SFAS 157 for financial assets and financial liabilities, effective for the Company on January 1, 2008, did not have a material effect on the Company's condensed consolidated financial statements. The Company is currently assessing the effect of SFAS 157 for nonfinancial assets and nonfinancial liabilities on the Company's consolidated financial statements. Please refer to Note 4, "Fair Value of Financial Instruments," for further information.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS 161 will be effective for the Company beginning on January 1, 2009. The Company is evaluating the effect of SFAS 161 on its consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective on a prospective basis for financial statements for the Company beginning on January 1, 2009. Accordingly, any business combination the Company enters into after December 31, 2008 would be subject to this new standard.

        In December 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF 07-1 will be effective for the Company beginning on January 1, 2009. The Company is currently evaluating the effect of EITF 07-1 on its consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. Telaprevir, our lead drug candidate, is an oral hepatitis C protease inhibitor and one of the most advanced of a new class of antiviral treatments in clinical development that targets the hepatitis C virus, or HCV, infection, a life-threatening disease. In March 2008, we began a Phase 3 clinical trial of telaprevir to evaluate 24-week telaprevir-based treatment regimens in treatment-naïve patients with genotype 1 HCV.

        We have built a drug discovery capability that integrates biology, pharmacology, biophysics, chemistry, automation and information technologies in a coordinated manner, with the goal of more efficiently identifying promising drug candidates to address significant unmet medical needs. Using this drug discovery capability we have identified among other drug candidates: telaprevir; VX-770 and VX-809, two novel drug candidates targeting cystic fibrosis, or CF; VX-500 and VX-813, two second generation HCV protease inhibitors; and VX-509, a novel janus kinase 3, or JAK3, inhibitor that targets immune-mediated inflammatory diseases, or IMID. We have a number of other drug candidates, in clinical trials, preclinical studies or research programs, that are being developed either by us or in collaboration with other pharmaceutical companies, including drug candidates targeting cancer, IMID, pain and other neurological diseases and disorders. Our pipeline also includes fosamprenavir calcium, an HIV protease inhibitor we co-discovered, which is being marketed by our collaborator GlaxoSmithKline plc as Lexiva in the United States and Telzir in Europe. We are building our drug development, supply chain management and commercialization organizations to prepare for the potential commercial launch of telaprevir and to support the development of other drug candidates in our pipeline.

        Our net loss for the quarter ended March 31, 2008 was $96.2 million, which included stock-based compensation expense of $13.1 million and restructuring expense of $0.6 million. Our cash, cash equivalents and marketable securities were $749.6 million on March 31, 2008. We expect to incur substantial operating losses in the future. We expect that we will need significant additional capital in order to complete the development and commercialization of telaprevir and to continue the development of our other drug candidates.

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

        In addition to telaprevir, we are investing significant research and development resources across a relatively broad array of therapeutic areas, due in part to the high risks associated with the biotechnology and pharmaceutical business and the relatively high potential for failure of any specific effort. This diversification strategy requires more significant financial resources than would be required if we pursued a more limited approach or focused exclusively on telaprevir. In particular, in 2008 we expect to invest significant resources in order to advance the development of VX-770, VX-809, VX-500, VX-813 and VX-509, and to start clinical trials of one or more additional compounds that are currently emerging from our research activities. We believe that we will be able to take advantage of the expansion of our drug development and commercialization investments for telaprevir as we advance these other opportunities.

        In the past, we have sought collaborator funding for a significant portion of our research activities, which required that we grant to those collaborators exclusive rights to develop and commercialize drug candidates generated by that research. In recent years, we have funded a greater proportion of our research programs using internal funds rather than collaborator funds. We expect to continue this approach to the extent we are able to do so in light of our financial and personnel resources. We adopted this strategy with the objective of retaining greater development control of, and commercial rights with respect to, those proprietary drug candidates that may meet our strategic internal investment criteria as in effect from time to time.

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

Clinical Development

        Designing and coordinating large-scale clinical trials to determine the efficacy and safety of drug candidates and to support the submission of a New Drug Application, or NDA, requires significant financial resources, along with extensive technical and regulatory expertise and infrastructure. Prior to commencing a late-stage clinical trial of a drug candidate, we must work collaboratively with regulatory authorities, including the United States Food and Drug Administration, or FDA, in order to identify the specific scientific issues that need to be addressed by the clinical trials in order to support continued development or approval of the drug candidate. These discussions typically occur over a period of months and can result in significant changes to planned clinical trial designs or timelines. In addition, even after agreement with respect to a clinical trial design has been reached, regulatory authorities may request additional clinical trials or changes to existing clinical trial protocols. If the data from our ongoing clinical trials or nonclinical studies regarding the safety or efficacy of our drug candidates are not favorable, we may be forced to delay or terminate the clinical development program, which, particularly in the case of telaprevir, would materially harm our business. Further, even if we gain marketing approvals from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be sure that the drug will be commercially successful in the pharmaceutical market.

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

Drug Candidates

  HCV

        Telaprevir is an HCV protease inhibitor being investigated for the treatment of HCV infection. In March 2008, we began our ADVANCE Phase 3 clinical trial, which is the first Phase 3 clinical trial initiated for an HCV protease inhibitor. The ADVANCE trial is designed to enroll approximately 1,050 treatment-naïve patients with genotype 1 HCV and evaluate 24-week telaprevir-based treatment regimens. We expect to complete enrollment of this trial during the fourth quarter of 2008 and expect to have sustained viral response, or SVR, data from this clinical trial in the first half of 2010. In addition, in the third quarter of 2008, we expect to begin enrollment in a clinical trial to evaluate a 48-week telaprevir-based treatment regimen. This clinical trial is expected to enroll more than 400 treatment-naïve patients with genotype 1 HCV. We have a number of other ongoing and planned telaprevir clinical trials, including several clinical trials being conducted by our collaborators. In addition, we are conducting a Phase 1a clinical trial of VX-500, a second generation HCV protease inhibitor.

        In April 2008, we presented data from our PROVE 1 and PROVE 2 clinical trials at the 43rd annual meeting of the European Association for the Study of the Liver (EASL). On an intent-to-treat basis, in the 24-week telaprevir-based treatment arms of PROVE 1 and PROVE 2, 61% and 68%, respectively, of patients achieved SVR. Our criteria for SVR require that the patient have undetectable HCV RNA levels—less than 10 IU/mL as measured by the Roche TaqMan® assay—24 weeks post-treatment. In the control arm of PROVE 1, on an intent-to-treat basis, 41% of patients achieved SVR, and in the control arm of PROVE 2, on an intent-to-treat basis, 48% of patients achieved undetectable HCV RNA levels at 12 weeks post-treatment. The interim analyses of safety data from PROVE 1 and PROVE 2 indicated that the most common adverse events, regardless of treatment assignment, were fatigue, rash, headache and nausea. Gastrointestinal disorders, skin adverse events, including rash and pruritus, and anemia were more frequent, and the rash more frequently severe, in the telaprevir arms than in the control arms over the dosing period. At EASL, we also presented preliminary data from an ongoing, open-label clinical trial that was designed to provide access to telaprevir in patients who met on-treatment criteria for null or partial response, or relapsed after the completion of 48 weeks of pegylated interferon and ribavirin in the control arms of our PROVE 1, PROVE 2 and PROVE 3 clinical trials.

        We recently have submitted to the FDA interim data from our PROVE 3 Phase 2b clinical trial in patients who did not achieve SVR with previous interferon-based treatment, together with a proposed Phase 3 clinical trial design for evaluation of telaprevir-based treatment in this patient population. We believe that it will be necessary for us to conduct a Phase 3 clinical trial in order to obtain regulatory approval for telaprevir-based therapy in HCV genotype 1 patients who have failed prior interferon-based treatment.

  Cystic Fibrosis

        We are conducting clinical trials of two drug candidates for the treatment of patients with CF:

  •
  VX-770, an investigational potentiator compound designed to enhance the activity of cystic fibrosis transmembrane regulator, or CFTR, proteins in patients with gating defects, is being evaluated in a Phase 2a clinical trial. In March 2008, we announced results from an interim analysis of the first 20 patients in our Phase 2a clinical trial of VX-770. These interim results indicated that dosing of VX-770 as an oral agent for 14 days resulted in improved lung function and in improved function of the CFTR protein as measured by changes in sweat chloride levels and changes in nasal potential difference. In addition, VX-770 appeared to be well-tolerated over the 14-day duration of dosing. We are sharing these interim results with regulatory authorities and leading CF investigators as part of our discussions regarding the regulatory path for this drug candidate.

    We are planning to proceed to Part 2 of this Phase 2a trial, in which we expect to enroll approximately 18 patients with the G551D mutation for dosing of VX-770 for up to 28 days.

  •
  VX-809, an investigational corrector compound designed to increase the concentration of CFTR proteins on the cell surface in patients with trafficking defects, is being evaluated in a Phase 1a clinical trial. Depending on the results from the Phase 1a trial, we plan to initiate a Phase 1b trial of VX-809 in patients with CF in mid-2008.

  Immune-Mediated Inflammatory Diseases

        VX-509 is one of the novel oral JAK3 inhibitors that we are evaluating in preclinical testing. We believe that VX-509 has the potential to be used in multiple IMID indications. We expect to begin a Phase 1a clinical trial of VX-509 in mid-2008.

Financing Strategy

        At March 31, 2008, we had $749.6 million of cash, cash equivalents and marketable securities. Because we have incurred losses from our inception and expect to incur losses for the foreseeable future, we are dependent in large part on our continued ability to raise significant funding to finance our research and development operations, our creation of a drug supply and commercial infrastructure and our overhead, and to meet our long-term contractual commitments and obligations. In the past, we have secured funds principally through capital market transactions, strategic collaborative agreements, proceeds from the disposition of assets, investment income and the issuance of stock under our employee benefit programs. In February 2008, we received net proceeds of $390.1 million from the sale of 6.9 million shares of our common stock and $287.5 million in aggregate principal amount of our 4.75% convertible senior subordinated notes due 2013, which we refer to as the 2013 Notes.

        We expect that our current cash, cash equivalents and marketable securities, in addition to amounts we expect to receive from our collaborators under existing contractual agreements, will be sufficient to fund our operations for at least the next twelve months. We expect that we will need significant additional capital in order to complete the development and commercialization of telaprevir and to continue the development of our other drug candidates. We may raise additional capital from public offerings or private placements of our securities, agreements with third-parties with respect to certain of our assets or other methods of financing. We cannot be sure that any such financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, or at all, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs, including clinical trials, incur significant cash exit costs, or attempt to obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain of our technologies, drugs or drug candidates.

Corporate Collaborations

        Corporate collaborations have been and will continue to be an important component of our business strategy. In June 2006, we entered into a collaboration agreement with Janssen relating to telaprevir. Under our agreement with Janssen, we have retained exclusive commercial rights to telaprevir in North America, and we are leading the global clinical development program. Janssen has agreed to be responsible for 50% of the drug development costs under the planned development program for telaprevir in North America and the Janssen territories, to pay us contingent milestone payments based on successful development, approval and launch of telaprevir, and to be responsible for the commercialization of telaprevir outside of North America and the Far East. Janssen will also pay us royalties on any telaprevir product sales in Janssen's territories.

        Our pipeline also includes the following drug candidates that are being developed by our collaborators:

  •
  Aurora kinase inhibitors that are being investigated by Merck for oncology indications. In the second quarter of 2008, Merck is expected to initiate a Phase 1 clinical trial of MK-5108 (VX-689) in patients with advanced and/or refractory tumors. Merck is continuing to evaluate efficacy and safety data for MK-0457 (VX-680) for the treatment of cancer following the previously announced suspension of clinical trial enrollment for this compound.

  •
  AVN-944 (VX-944), which is being investigated by Avalon Pharmaceuticals for oncology indications.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. There were no material changes during the three months ended March 31, 2008 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2007, except that the estimates related to our investment in Altus Pharmaceuticals Inc. do not relate to the periods presented in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

        Our net loss for the three months ended March 31, 2008 was $96.2 million, or $0.72 per basic and diluted common share, compared to a net loss of $80.7 million, or $0.64 per basic and diluted common share, for the three months ended March 31, 2007. Included in the net loss for the quarter ended March 31, 2008 is stock-based compensation expense of $13.1 million and restructuring expense of $0.6 million. Included in the net loss for the quarter ended March 31, 2007 is stock-based compensation expense of $12.3 million and restructuring expense of $5.1 million.

        Our net loss for the three months ended March 31, 2008 increased by $15.4 million as compared to the three months ended March 31, 2007. The increase in our net loss in the first quarter of 2008 compared to the first quarter of 2007 was primarily the result of a $28.2 million decrease in our collaborative and other research and development revenues, partially offset by a $17.0 million decrease in our total costs and expenses. Our net loss per basic and diluted common share increased for the three months ended March 31, 2008 compared with the same period in 2007 as a result of the increased net loss partially offset by an increase in the basic and diluted weighted-average number of common shares outstanding from 125.8 million shares to 134.5 million shares.

  Revenues

        Total revenues decreased to $41.7 million for the three months ended March 31, 2008 compared to $68.8 million in the three months ended March 31, 2007. In the first quarter of 2008, revenues were comprised of $10.9 million in royalties and $30.8 million in collaborative and other research and development revenues, as compared with $9.8 million in royalties and $59.0 million in collaborative and other research and development revenues in the first quarter of 2007.

        Royalties consist of Lexiva/Telzir (fosamprenavir calcium) royalty revenues and a small amount of Agenerase (amprenavir) royalty revenues. Royalty revenues are based on actual and estimated worldwide net sales of Lexiva/Telzir and Agenerase. The $1.1 million, or 11%, increase in royalty revenues in the first quarter of 2008 compared to the first quarter of 2007 was due to the increase in Lexiva/Telzir net sales.

        Collaborative and other research and development revenues decreased by $28.2 million, or 48%, in the first quarter of 2008 compared to the first quarter of 2007. The table presented below is a summary of revenues from collaborative arrangements for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Collaborative and other research and development revenues:
Janssen	$25,528	$42,821
Merck	—	9,000
Other	5,296	7,193

Total collaborative and other research and development revenues	$30,824	$59,014

        Our revenues from the Janssen collaboration agreement were $25.5 million and $42.8 million in the three months ended March 31, 2008 and 2007, respectively:

  •
  In each period, we recognized an amortized portion of the $165.0 million up-front payment.

  •
  In each period, our revenues included net reimbursements from Janssen for telaprevir development costs, which were lower in the first quarter of 2008 as compared to the first quarter of 2007. This decrease in net reimbursements was the result of our lower reimbursable external expenses, including expenses relating to validation batches, and of Janssen's increased reimbursable expenses associated with ongoing clinical trials being led by Tibotec, a Johnson & Johnson company.

  •
  In the three months ended March 31, 2008, we recognized a milestone of $10.0 million in connection with the commencement of the Phase 2 clinical trial of telaprevir in patients with genotype 2 and genotype 3 HCV infection. In the three months ended March 31, 2007, we recognized a milestone of $15.0 million in connection with commencement of patient enrollment in the PROVE 3 clinical trial of telaprevir.

        During the second quarter of 2008, we expect to continue to recognize an amortized portion of the $165.0 million up-front payment and net reimbursements from Janssen to fund a portion of the telaprevir development costs. In addition, in the second quarter of 2008, we expect to recognize a $45.0 million milestone from Janssen that was achieved in April 2008 related to the commencement of the ADVANCE Phase 3 clinical trial for telaprevir. During the third and fourth quarters of 2008, we expect to continue to recognize an amortized portion of the $165.0 million up-front payment and net payments from Janssen to fund a portion of the telaprevir development costs.

        In the first quarter of 2007, all of our revenues related to the Merck collaboration were the result of recognition of a milestone payment, for which there was no comparable payment in the first quarter of 2008.

  Costs and Expenses

  Royalty Payments

        Royalty payments increased $0.3 million, or 9%, to $3.6 million in the three months ended March 31, 2008 from $3.3 million in the three months ended March 31, 2007. Royalty payments relate to a royalty we pay to a third party on net sales of Lexiva/Telzir and Agenerase. The increased royalty payments related to the increased royalty revenues we received in the first quarter of 2008 as compared to the first quarter of 2007.

  Research and Development Expenses

        Research and development expenses decreased $18.0 million, or 14%, to $114.6 million in the three months ended March 31, 2008, including stock-based compensation expense of $10.8 million, from $132.6 million in the three months ended March 31, 2007, including stock-based compensation expense of $10.3 million. The decrease in research and development expenses was primarily the result of a $27.4 million decrease in our investment in building commercial supply of telaprevir partially offset by a $5.4 million increase in salary and benefits related to increased headcount and a $4.0 million increase in infrastructure costs.

        The cost of developing the commercial supply for telaprevir is considered a research and development expense due to telaprevir's stage of development. Our investment in commercial supply for telaprevir has fluctuated significantly from quarter to quarter during the past 18 months. The $31.7 million investment in commercial supply in the first quarter of 2007 was affected by the timing of costs related to the manufacturing of validation batches of telaprevir and the establishment of supply chain infrastructure. The investment in commercial supply for telaprevir in the first quarter of 2007 was significantly greater than the investment in commercial supply for telaprevir in any of the remaining three quarters of 2007. We expect that our commercial supply investment in telaprevir will have a less substantial effect on quarterly comparisons of our research and development expenses between 2007 and 2008 for future periods.

        Research and development expenses consist primarily of salary and benefits; stock-based compensation expense; laboratory supplies and other direct expenses; contractual services, including clinical trial and pharmaceutical development costs; commercial supply investment in telaprevir; and infrastructure costs, including facilities costs and depreciation. Set forth below is a summary that reconciles our total research and development expenses for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
				% Change
	2008	2007	$ Change
	(in thousands)
Research Expenses:
Salary and benefits	$13,249	$12,845	$404	3%
Stock-based compensation expense	4,781	5,179	(398)	(8)%
Laboratory supplies and other direct expenses	6,279	5,883	396	7%
Contractual services	2,132	2,057	75	4%
Infrastructure costs	13,903	14,018	(115)	(1)%

Total research expenses	$40,344	$39,982	$362	1%

Development Expenses:
Salary and benefits	$16,285	$11,267	$5,018	45%
Stock-based compensation expense	6,049	5,123	926	18%
Laboratory supplies and other direct expenses	7,376	6,097	1,279	21%
Contractual services	24,160	26,464	(2,304)	(9)%
Commercial supply investment in telaprevir	4,311	31,721	(27,410)	(86)%
Infrastructure costs	16,057	11,924	4,133	35%

Total development expenses	$74,238	$92,596	$(18,358)	(20)%

Total Research and Development Expenses:
Salary and benefits	$29,534	$24,112	$5,422	22%
Stock-based compensation expense	10,830	10,302	528	5%
Laboratory supplies and other direct expenses	13,655	11,980	1,675	14%
Contractual services	26,292	28,521	(2,229)	(8)%
Commercial supply investment in telaprevir	4,311	31,721	(27,410)	(86)%
Infrastructure costs	29,960	25,942	4,018	15%

Total research and development expenses	$114,582	$132,578	$(17,996)	(14)%

        To date we have incurred in excess of $2.3 billion in research and development costs associated with drug discovery and development. For the remainder of 2008, we expect to focus our development investment on telaprevir, while continuing to advance the development of our other drug candidates. We expect that our research expenses during the remainder of 2008 will be consistent with our research expenses for the first quarter of 2008. We expect that our development expenses in the remaining three quarters of 2008 will be higher than in the first quarter of 2008 as we incur increased expenses related to our ongoing and planned clinical trials, including the ADVANCE Phase 3 clinical trial that we began in March 2008.

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

  Sales, General and Administrative Expenses

        Sales, general and administrative expenses increased $5.1 million, or 31%, to $21.6 million in the three months ended March 31, 2008 from $16.5 million in the three months ended March 31, 2007. This increase is the result of increased headcount in support of our growth as we advance our drug candidates, particularly telaprevir, into late-stage development. We expect that our sales, general and administration expenses in 2008 will be significantly higher than in 2007, because we are continuing to build our capabilities in late-stage development, drug supply, quality control and safety monitoring and registration and commercialization of pharmaceutical products.

  Restructuring Expense

        We recorded restructuring expense of $0.6 million for the three months ended March 31, 2008 compared to $5.1 million for the three months ended March 31, 2007. The restructuring expense in both periods included imputed interest cost related to the restructuring accrual. The decrease in restructuring expense for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 was primarily the result of a revision, in the first quarter of 2007, in certain key estimates and assumptions about building operating costs for the remaining period of the lease commitment, for which there was no corresponding revision in the first quarter of 2008.

        The activity related to the restructuring liability for the three months ended March 31, 2008 is as follows (in thousands):

	Liability as of December 31, 2007	Cash payments in first quarter of 2008	Cash received from subleases in first quarter of 2008	Charge in first quarter of 2008	Liability as of March 31, 2008
Lease restructuring liability	$35,292	$(3,217)	$2,104	$630	$34,809

        The activity related to the restructuring liability for the three months ended March 31, 2007 was as follows (in thousands):

	Liability as of December 31, 2006	Cash payments in first quarter of 2007	Cash received from subleases in first quarter of 2007	Charge in first quarter of 2007	Liability as of March 31, 2007
Lease restructuring liability	$33,073	$(3,197)	$1,577	$5,055	$36,508

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

  Non-Operating Items

        Interest income decreased $4.6 million, or 51%, to $4.5 million for the three months ended March 31, 2008 from $9.1 million for the three months ended March 31, 2007. The decrease is a result of lower average levels of invested funds and lower portfolio yields during the first quarter of 2008 as compared to the first quarter of 2007.

        Interest expense increased $0.7 million, or 57%, to $1.9 million for the three months ended March 31, 2008 from $1.2 million for the three months ended March 31, 2007. This increase was the result of the increase in the amount of our outstanding convertible debt. We expect interest expense to be higher during the remainder of 2008 as compared to 2007 as a result of our issuance of $287.5 million in aggregate principal amount of 2013 Notes in February 2008.

Liquidity and Capital Resources

        We have incurred operating losses since our inception and historically have financed our operations principally through public and private offerings of our equity and debt securities, strategic collaborative agreements that include research and/or development funding, development milestones and royalties on the sales of products, investment income and proceeds from the issuance of stock under our employee benefit programs. We expect that we will require significant additional capital in order to commercialize telaprevir and continue our planned activities in other areas. There can be no assurance that financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available we may be required to curtail our operations or relinquish our rights to significant assets.

        At March 31, 2008, we had cash, cash equivalents and marketable securities of $749.6 million, which was an increase of $281.8 million from $467.8 million at December 31, 2007. The increase was primarily a result of the $390.1 million of net proceeds from the offerings of 6.9 million shares of common stock and 2013 Notes, that we completed in February 2008. In addition, we received royalty, milestone and other payments from our collaborators and $1.9 million from the issuance of common stock under our employee benefits plans. These cash inflows were partially offset by cash expenditures we made in the first quarter of 2008 related to, among other things, research and development expenses and sales, general and administrative expenses. Capital expenditures for property and equipment during the three months ended March 31, 2008 were $5.5 million.

        At March 31, 2008, we had outstanding $287.5 million in aggregate principal amount of our 2013 Notes. The 2013 Notes bear interest at the rate of 4.75% per annum, and we are required to make semi-annual interest payments on the outstanding principal balance of the 2013 Notes on February 15 and August 15 of each year, beginning on August 15, 2008. The 2013 Notes will mature on February 15, 2013. The 2013 Notes are convertible, at the option of the holder, into our common stock at a price equal to approximately $23.14 per share, subject to adjustment. On or after February 15, 2010, we may redeem the 2013 Notes at our option, in whole or in part, at the redemption prices stated in the indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

        At March 31, 2008, we also had $20.0 million in loans outstanding under the loan facility established under our collaboration with Novartis Pharma AG, which is repayable, without interest, in May 2008.

        Our accrued restructuring expense of $34.8 million at March 31, 2008 relates to the portion of the Kendall Square facility that we do not intend to occupy and includes other related lease obligations, recorded at net present value. In the first quarter of 2008, we made cash payments of $3.2 million against the accrued expense and received $2.1 million in sublease rental payments. During the remainder of 2008, we expect to make additional cash payments of $9.6 million against the accrued expense and receive $6.1 million in sublease rental payments. We review our estimates underlying our accrued restructuring expense on at least a quarterly basis, and the amount of the accrued expense, and consequently any expected future payment, could change with any change in our estimates.

        We expect to maintain our substantial investment in research at levels generally comparable to our level of investment in 2007. We also expect to continue to make significant investments in our development pipeline, particularly in clinical trials of telaprevir, in our effort to prepare for potential registration, regulatory approval and commercial launch of telaprevir, and in clinical trials for our other drug candidates. We expect to continue to make a significant investment in the commercial supply of telaprevir, in advance of obtaining regulatory marketing approval, in order to have sufficient quantities of drug product from our third-party manufacturers to support a timely commercial product launch if we are successful in completing the development of telaprevir and obtaining marketing approval. As a result, we expect to incur losses on a quarterly and annual basis for the foreseeable future.

        The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our drug candidates and our decisions regarding manufacturing and commercial investments.

        While we believe that our current cash, cash equivalents and marketable securities, in addition to amounts we expect to receive from our collaborators under existing contractual obligations, will be sufficient to fund our operations for at least the next twelve months, we may raise additional capital through public offerings or private placements of our securities, securing new collaborative agreements, or other methods of financing. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past. We also will continue to manage our capital structure and consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs or attempt to obtain funds through arrangements that may require us to relinquish rights to certain of our technologies, drugs or drug candidates.

Contractual Commitments and Obligations

        Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 11, 2008. As a result of the issuance of the 2013 Notes, which mature on February 15, 2013, our obligations to repay outstanding convertible notes has increased by $287.5 million, and we have the obligation to make semi-annual interest payments of $6.8 million on each of February 15 and August 15 through February 15, 2013 related to the 2013 Notes.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied under GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Issued in February 2008, FASB Staff Position No. SFAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" removed leasing transactions accounted for under FASB Statement No. 13 and related guidance from the scope of SFAS 157. Issued in February 2008, FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157," deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for us on January 1, 2008, did not have a material effect on our condensed consolidated financial statements. We are currently assessing the effect of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 will be effective for us beginning on January 1, 2009. We are evaluating the effect of SFAS 161 on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141 (Revised 2007), "Business Combinations" ("SFAS 141 (R)"). SFAS 141 (R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. SFAS 141 (R) is effective on a prospective basis for our financial statements beginning on January 1, 2009. Accordingly, any business combination we enter into after December 31, 2008 would be subject to this new standard.

        In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF 07-1 becomes effective for us beginning on January 1, 2009. We are currently evaluating the effect of EITF 07-1 on our consolidated financial statements.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of March 31, 2008, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        See Note 13 of the condensed consolidated financial statements.

Item 1A.    Risk Factors

        Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 11, 2008. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K, except:

OUR OUTSTANDING INDEBTEDNESS MAY MAKE IT MORE DIFFICULT TO OBTAIN ADDITIONAL FINANCING OR REDUCE OUR FLEXIBILITY TO ACT IN OUR BEST INTERESTS.

        As of March 31, 2008, we had outstanding $287.5 million in aggregate principal amount of 4.75% convertible senior subordinated notes due 2013. The level of our indebtedness could affect us by:

  •
  exposing us to fixed rates of interest, which may be in excess of prevailing market rates;

  •
  making it more difficult to obtain additional financing for working capital, capital expenditures, debt service requirements or other purposes;

  •
  constraining our ability to react quickly in an unfavorable economic climate or to changes in our business or the pharmaceutical industry; and

  •
  requiring the dedication of substantial cash to service the semi-annual interest payments on our outstanding debt, thereby reducing the amount of cash available for other purposes.

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

  •
  our expectations regarding the number of patients that will be evaluated, the trial design that will be utilized, the anticipated date by which enrollment will be completed and the expected date by which SVR data, interim data and/or final data will be available for our ADVANCE Phase 3 clinical trial, the other ongoing or planned clinical trials of telaprevir, the Phase 2a and planned Phase 2b clinical trial of VX-770, the Phase 1a and planned Phase 1b clinical trial of VX-809, the Phase 1a clinical trial of VX-500, and the clinical trials being conducted by our collaborators of drug candidates for the treatment of cancer;

  •
  our anticipated revenues and costs and expenses in future periods, including the expected recognition in the second quarter of 2008 of the $45.0 million milestone earned in April 2008;

  •
  the data that will be generated by ongoing and planned clinical trials, and the ability to use that data for the design and initiation of further clinical trials and to support regulatory filings, including potentially an NDA for telaprevir;

  •
  our expectation that conducting a Phase 3 clinical trial will be necessary to obtain approval for telaprevir to treat patients with genotype 1 HCV who have failed prior treatment;

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

  •
  our business strategy, including: our plan to invest in our development of telaprevir in order to maintain the time-to-market advantage we believe we have in relation to drug candidates being developed by our competitors; our ability to establish a leadership position with respect to the treatment of HCV infection; and our ability to expand the value of our portfolio of drug candidates;

  •
  the focus of our drug development efforts;

  •
  the establishment, development and maintenance of collaborative relationships;

  •
  our ability to use our research programs to identify and develop new drug candidates to address serious diseases and significant unmet medical needs;

  •
  our ability to increase our headcount and scale up our drug development and commercialization capabilities;

  •
  our estimates regarding obligations associated with a lease of a facility in Kendall Square, Cambridge, Massachusetts;

  •
  the potential for the acquisition of new and complementary technologies, resources and drugs or drug candidates; and

  •
  our liquidity and our expectations regarding our needs for additional capital.

        Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Any or all of our forward-looking statements in this Quarterly Report may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 11, 2008, and updated and supplemented by "Part II—Item 1A—Risk Factors" of this Quarterly Report on Form 10-Q. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced Plans or Programs	Maximum Number of Shares that may yet be purchased under publicly announced Plans or Programs
January 1, 2008 to January 31, 2008	12,005	$8.89	—	—
February 1, 2008 to February 29, 2008	23,473	$7.23	—	—
March 1, 2008 to March 31, 2008	12,640	$3.50	—	—

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

  •
  In addition, in the first quarter of 2008, with respect to certain outstanding grants of restricted stock that vested during such period, we repurchased shares of restricted stock from our employees. Under this program, we offered to repurchase from employees a number of shares of restricted stock with a value, based on the fair market value on the vesting date, equal to our minimum statutory income tax withholding obligation on account of the employee's newly vested shares. In the first quarter of 2008, we repurchased 16,805 shares under this program at an average price of $19.07 per share. Repurchased shares under this program are not available for future awards under the 2006 Stock and Option Plan.

Item 6.    Exhibits

Exhibit No.	Description
4.1	Indenture dated as of February 19, 2008 by and between Vertex Pharmaceuticals Incorporated and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 the Current Report on Form 8-K filed on February 25, 2008 (Commission File No. 000-19319))
4.2	Form of 4.75% Convertible Senior Subordinated Note due 2013 (incorporated by reference from Exhibit 4.2 the Current Report on Form 8-K filed on February 25, 2008 (Commission File No. 000-19319))
10.1	Employment Agreement, dated February 11, 2008, between John Alam and Vertex Pharmaceuticals Incorporated*
10.2	Employment Agreement, dated February 11, 2008, between Peter Mueller and Vertex Pharmaceuticals Incorporated*
10.3	Employment Agreement, dated February 11, 2008, between Lisa Kelly-Croswell and Vertex Pharmaceuticals Incorporated*
10.4	Employment Agreement, dated February 11, 2008, between Amit Sachdev and Vertex Pharmaceuticals Incorporated*
10.5	Employment Agreement, dated February 11, 2008, between Richard C. Garrison and Vertex Pharmaceuticals Incorporated*
10.6	Executive Compensation Program*
10.7	Underwriting Agreement, dated February 12, 2008 by and among Vertex Pharmaceuticals Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (relating to the Common Stock Offering) (incorporated by reference from Exhibit 1.1 the Current Report on Form 8-K filed on February 14, 2008 (Commission File No. 000-19319))
10.8	Underwriting Agreement, dated February 12, 2008 by and among Vertex Pharmaceuticals Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated and J.P. Morgan Securities Inc. (relating to the Notes Offering) (incorporated by reference from Exhibit 1.2 the Current Report on Form 8-K filed on February 14, 2008 (Commission File No. 000-19319))
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Management contract, compensatory plan or arrangement.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2008	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

QuickLinks

VERTEX PHARMACEUTICALS INCORPORATED FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2008 TABLE OF CONTENTS
  Item 1. Financial Statements
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
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
Signatures