Form 10-Q
period 2008-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2008-08-11
CIK 875320

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share Class	141,529,503 Outstanding at August 6, 2008

 VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008
TABLE OF CONTENTS

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

Part I.    Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$549,632	$355,663
Marketable securities, available for sale, current portion	282,430	105,208
Accounts receivable	15,365	31,320
Prepaid expenses	10,201	4,660

Total current assets	857,628	496,851

Marketable securities, available for sale, excluding current portion	—	6,925
Restricted cash	30,258	30,258
Property and equipment, net	66,630	66,509
Other assets	16,289	934

Total assets	$970,805	$601,477

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,345	$32,750
Accrued expenses and other current liabilities	78,533	98,350
Accrued interest	5,121	—
Deferred revenues, current portion	35,575	25,528
Accrued restructuring expense, current portion	6,010	5,606
Collaborator development loan (due May 2008)	—	19,997
Other obligations	21,310	17,048

Total current liabilities	182,894	199,279

Accrued restructuring expense, excluding current portion	28,480	29,686
Convertible senior subordinated notes (due February 2013)	287,500	—
Deferred revenues, excluding current portion	232,006	101,217

Total liabilities	730,880	330,182

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.01 par value; 300,000,000 and 200,000,000 shares authorized at June 30, 2008 and December 31, 2007, respectively; 141,119,323 and 132,875,540 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,392	1,312
Additional paid-in capital	2,013,115	1,856,856
Accumulated other comprehensive income	647	881
Accumulated deficit	(1,775,229)	(1,587,754)

Total stockholders' equity	239,925	271,295

Total liabilities and stockholders' equity	$970,805	$601,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Royalty revenues	$9,741	$10,967	$20,592	$20,763
Collaborative and other research and development revenues	59,668	27,229	90,492	86,243

Total revenues	69,409	38,196	111,084	107,006
Costs and expenses:
Royalty expenses	3,701	3,401	7,277	6,670
Research and development expenses	127,132	136,187	241,714	268,765
Sales, general and administrative expenses	28,889	23,322	50,512	39,859
Restructuring expense	1,168	906	1,798	5,961

Total costs and expenses	160,890	163,816	301,301	321,255

Loss from operations	(91,481)	(125,620)	(190,217)	(214,249)
Interest income	3,993	8,423	8,489	17,545
Interest expense	(3,833)	(570)	(5,747)	(1,791)

Net loss	$(91,321)	$(117,767)	$(187,475)	$(198,495)

Basic and diluted net loss per common share	$(0.66)	$(0.91)	$(1.37)	$(1.56)

Basic and diluted weighted-average number of common shares outstanding	138,725	129,269	136,607	127,527

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(187,475)	$(198,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	15,668	13,173
Stock-based compensation expense	29,665	33,777
Other non-cash based compensation expense	2,613	2,391
Realized (gain) loss on marketable securities	(219)	219
Changes in operating assets and liabilities:
Accounts receivable	15,955	25,734
Prepaid expenses	(5,541)	(3,644)
Accounts payable	3,595	2,386
Accrued expenses and other current liabilities	(15,558)	(600)
Accrued restructuring expense	(802)	3,241
Accrued interest	5,121	(1,097)
Deferred revenues	135,201	(13,228)

Net cash used in operating activities	(1,777)	(136,143)
Cash flows from investing activities:
Purchases of marketable securities	(254,642)	(317,156)
Sales and maturities of marketable securities	84,372	417,330
Expenditures for property and equipment	(15,062)	(19,287)
Other assets	(946)	(717)

Net cash (used in) provided by investing activities	(186,278)	80,170
Cash flows from financing activities:
Issuances of common stock from employee benefit plans, net	11,989	11,533
Issuances of common stock from stock offering, net	112,069	—
Issuances of convertible senior subordinated notes, net	278,000	—
Repayment of collaborator development loan	(19,997)	—
Debt exchange costs	—	(53)

Net cash provided by financing activities	382,061	11,480
Effect of changes in exchange rates on cash	(37)	40

Net increase (decrease) in cash and cash equivalents	193,969	(44,453)
Cash and cash equivalents—beginning of period	355,663	213,171

Cash and cash equivalents—end of period	$549,632	$168,718

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2,767

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2008 and 2007.

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

	At June 30,
	2008	2007
Stock options	16,516	15,197
Weighted-average exercise price, per share	$28.02	$27.76
Convertible notes	12,425	456
Conversion price, per share	$23.14	$92.26
Unvested restricted shares	1,943	1,624

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

Research and Development Expenses

        All research and development expenses, including amounts funded by research and development collaborations, are expensed as incurred. On January 1, 2008, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," ("EITF 07-3"), using a prospective method. The adoption of EITF 07-3 did not have a material effect on the Company's condensed consolidated financial statements as of adoption. Pursuant to EITF 07-3, the Company defers and capitalizes nonrefundable advance payments made by the Company for research and development activities until the related goods are delivered or the related services are performed. Prior to the adoption of EITF 07-3, the Company expensed nonrefundable advance payments for research and development activities upon payment. Research and development expenses are comprised of costs incurred in performing research and development activities, including salary and benefits; stock-based compensation expense; laboratory supplies and other direct expenses; contractual services, including clinical trial and pharmaceutical development costs; commercial supply investment in telaprevir (which is included due to telaprevir's stage of development); and infrastructure costs, including facilities costs and depreciation expense.

        The Company's collaborators have funded portions of the Company's research and development programs related to specific drug candidates and research targets, including telaprevir and certain cystic fibrosis research targets in the first six months of 2008, and telaprevir, VX-702, VX-770, kinases and certain cystic fibrosis research targets in the first six months of 2007. The Company's collaborative and other research and development revenues were $59.7 million and $27.2 million, respectively, for the three months ended June 30, 2008 and 2007, and $90.5 million and $86.2 million, respectively, for the six months ended June 30, 2008 and 2007. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were $33.8 million and $68.3 million, respectively, for the three months ended June 30, 2008 and 2007, and $67.7 million and $149.9 million, respectively, for the six months ended June 30, 2008 and 2007.

Restructuring Expense

        The Company records costs and liabilities associated with exit and disposal activities, as defined in FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), based on estimates of fair value in the period the liabilities are incurred. In periods

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Accounting Policies (Continued)

subsequent to initial measurement, changes to the amount of the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. In the three and six months ended June 30, 2008 and 2007, the Company recorded costs and liabilities for exit and disposal activities related to a restructuring plan in accordance with SFAS 146. The liability is evaluated and adjusted as appropriate at least on a quarterly basis for changes in circumstances. Please refer to Note 7, "Restructuring Expense," for further information.

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

        The Company's revenues are generated primarily through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; funding of research and/or development efforts; milestone payments; and royalties on product sales.

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

  •
  In those circumstances where collection of a substantive milestone payment is reasonably assured and the Company has remaining obligations to perform under the collaboration arrangement, but the Company does not have sufficient evidence of the fair value for its remaining obligations, management considers the milestone payment and the remaining obligations under

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Accounting Policies (Continued)

    the contract as a single unit of accounting. If the collaboration does not require specific deliverables at specific times or at the end of the contract term, but rather, the Company's obligations are satisfied over a period of time, substantive milestone payments are recognized over the period of performance. This typically results in a portion of the milestone payment being recognized as revenue on the date the milestone is achieved equal to the applicable percentage of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized over the remaining period of performance.

        At the inception of each agreement, the Company evaluates whether each milestone is substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required. Milestones that are not considered substantive and that do not meet the separation criteria are accounted for as license payments and recognized on a straight-line basis over the remaining period of performance.

        Payments received or reasonably assured after performance obligations are met completely are recognized as earned.

        Royalty revenues typically are recognized based upon actual and estimated net sales of licensed products in licensed territories, as provided by the licensee, and generally are recognized in the period the sales occur. The Company reconciles and adjusts for differences between actual royalty revenues and estimated royalty revenues in the quarter they become known. These differences have not historically been significant.

        In the circumstance where the Company has sold its rights to future royalties under a license agreement and also maintains continuing involvement in the royalty arrangement (but not significant continuing involvement in the generation of the cash flows due to the purchaser), the Company defers recognition of the proceeds it receives for the royalty stream and recognizes these deferred revenues over the life of the license agreement. The Company recognizes these deferred revenues pursuant to the "units-of-revenue" method in accordance with EITF Issue No. 88-18 "Sales of Future Revenues" ("EITF 88-18"). Under this method, the amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the ratio of the remaining deferred revenue amount to the total estimated remaining royalty payments due to the purchaser over the term of the agreement by (2) the royalty payments due to the purchaser for the period.

Debt Issuance Costs and Royalty Sale Transaction Expenses

        Debt issuance costs incurred to complete the Company's convertible subordinated note offerings are deferred and included in other assets on the condensed consolidated balance sheets. The debt issuance costs are amortized based on the effective interest method over the term of the related debt issuance. The amortization expense related to the debt issuance costs is included in interest expense on the condensed consolidated statements of operations.

        The Company defers direct and incremental costs associated with its transaction to sell its future rights to a royalty stream by analogy to FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." These costs are included in other assets on the condensed consolidated balance sheets. The transaction costs are amortized based on the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Accounting Policies (Continued)

"units-of-revenue" method in the same manner and over the same period in which the related deferred revenues are recognized as royalty revenues. The amortization expense related to the transaction expenses is included in royalty expense on the condensed consolidated statements of operations.

3. Stock-based Compensation Expense

        At June 30, 2008, the Company had four stock-based employee compensation plans: the 1991 Stock Option Plan (the "1991 Plan"), the 1994 Stock and Option Plan (the "1994 Plan"), the 1996 Stock and Option Plan (the "1996 Plan") and the 2006 Stock and Option Plan (the "2006 Plan" and together with the 1991 Plan, the 1994 Plan and the 1996 Plan, collectively, the "Stock and Option Plans") and one Employee Stock Purchase Plan (the "ESPP"). On May 15, 2008, the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance under the 2006 Plan of 6,600,000, to a total of 13,902,380 shares of common stock, and an increase under the ESPP of 2,000,000 shares. In connection with the Stock and Option Plans, the Company issues stock options and restricted stock awards with service conditions, which are generally the vesting periods of the awards. The Company also issues to certain members of senior management restricted stock awards that vest upon the earlier of the satisfaction of a market condition or a service condition ("PARS").

        The Company records stock-based compensation expense in accordance with SFAS 123(R). SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense using the "fair value" method. The fair value of stock options and shares purchased pursuant to the ESPP is calculated using the Black-Scholes valuation model. The fair value of restricted stock awards is typically based on intrinsic value on the date of grant. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation, measured at the grant date based on the fair value of the award, is recognized as expense ratably over the service period. The expense recognized over the service period includes an estimate of awards that will be forfeited.

        For PARS awards, a portion of the fair value of the common stock on the date of grant is recognized ratably over a derived service period that is equal to the estimated time to satisfy the market condition. The portion of the fair value of the common stock that is recognized over the derived service period is determined on the basis of the estimated probability that the PARS award will vest as a result of satisfying the market condition. For the PARS awards granted in 2008, 2007 and 2006, the derived service period relating to each market condition was shorter than the four-year service-based vesting period of the PARS. The difference between the fair value of the common stock on the date of grant and the value recognized over the derived service period is recognized ratably over the four-year service-based vesting period of the PARS. The stock-based compensation expense recognized over each of the derived service periods and the four-year service periods includes an estimate of awards that will be forfeited prior to the end of the derived service periods or the four-year service periods, respectively.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Stock-based Compensation Expense (Continued)

        The effect of recording stock-based compensation expense for the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense by type of award:
Stock options	$11,739	$13,079	$20,027	$21,386
Restricted shares	4,126	7,688	7,925	11,028
ESPP issuances	728	690	1,713	1,363

Total stock-based compensation expense	$16,593	$21,457	$29,665	$33,777

Effect of stock-based compensation expense by line item:
Research and development expenses	$13,858	$17,638	$24,688	$27,940
Sales, general and administrative expenses	2,735	3,819	4,977	5,837

Total stock-based compensation expense included in net loss	$16,593	$21,457	$29,665	$33,777

Stock Options

        All stock options awarded during the six months ended June 30, 2008 and 2007 were awarded with exercise prices equal to the fair market value of the Company's common stock on the date the award was made by the Company's board of directors. Under amendments to the 2006 Plan adopted on May 15, 2008, no options can be issued with an exercise price less than the fair market value on the date of grant.

        The stock options granted during the six months ended June 30, 2008 included options to purchase 536,625 shares of common stock (the "Contingent Options") at an exercise price of $18.93 per share that were granted to the Company's executive officers on February 7, 2008, subject to ratification by the Company's stockholders. At the Company's 2008 Annual Meeting of Stockholders, the stockholders ratified the Contingent Options as part of the Company's proposal to increase the number of shares authorized for issuance under the 2006 Plan. Under SFAS 123(R), the Contingent Options are deemed for accounting purposes to have been granted on May 15, 2008 (the date of ratification by the Company's stockholders), and the grant date fair value of the Contingent Options is based on a Black-Scholes valuation model based on the fair market value of the Contingent Options on May 15, 2008.

        The options granted during the three and six months ended June 30, 2008 had a weighted-average grant date fair value of $16.34 and $12.60 per share, respectively. The options granted during the three and six months ended June 30, 2007 had a weighted-average grant date fair value of $16.21 and $19.32 per share, respectively.

        In accordance with SFAS 123(R), the Company recorded stock-based compensation expense related to stock options of $11.7 million and $13.1 million, respectively, for the three months ended June 30, 2008 and 2007, and $20.0 million and $21.4 million, respectively, for the six months ended June 30, 2008 and 2007. The stock-based compensation expense related to stock options for the three and six months ended June 30, 2007 included $1.9 million related to stock options accelerated in

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Stock-based Compensation Expense (Continued)

connection with an executive officer's severance arrangement. As of June 30, 2008, there was $73.3 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested options granted under the Company's Stock and Option Plans. That expense is expected to be recognized over a weighted-average period of 2.73 years.

Restricted Stock

        The Company recorded stock-based compensation expense of $4.1 million and $7.7 million, respectively, for the three months ended June 30, 2008 and 2007, and $7.9 million and $11.0 million, respectively, for the six months ended June 30, 2008 and 2007, related to restricted shares outstanding during those periods. The stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2008 included $0.6 million related to accelerated vesting of restricted stock awards in connection with an executive officer's anticipated separation from the Company in the fourth quarter of 2008. The stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2007 included $1.4 million related to accelerated vesting of restricted stock awards in connection with an executive officer's severance arrangement.

        As of June 30, 2008, there was $27.6 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock granted under the Company's Stock and Option Plans. That expense is expected to be recognized over a weighted-average period of 2.51 years.

Employee Stock Purchase Plan

        The stock-based compensation expense related to the ESPP was $0.7 million for each of the three months ended June 30, 2008 and 2007 and $1.7 million and $1.4 million, respectively, for the six months ended June 30, 2008 and 2007. As of June 30, 2008, there was $2.1 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to ESPP shares. That expense is expected to be recognized during the twelve months ending June 30, 2009.

        During the three and six months ended June 30, 2008, the Company issued 185,000 shares to employees under the ESPP at an average price paid of $22.55 per share. During the three and six months ended June 30, 2007, the Company issued 139,000 shares to employees under the ESPP at an average price paid of $25.80 per share.

4. Fair Value of Financial Instruments

        On January 1, 2008, the Company adopted FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a framework for measuring the fair value of assets and liabilities pursuant to GAAP and expands the required disclosure regarding assets and liabilities that are measured at fair value. SFAS 157 became applicable to the Company's financial assets and liabilities on January 1, 2008 and is expected to become applicable to the Company's nonfinancial assets and liabilities on January 1, 2009.

        SFAS 157 did not change the standard for determining whether assets and liabilities should be recorded at cost or at fair value. For assets and liabilities required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts that form the foundation of the fair

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

value measurement approach. In accordance with SFAS 157, the fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). SFAS 157 establishes the following fair value hierarchy for the use of observable inputs and unobservable inputs in valuing assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:
Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on the Company's assessment of the assumptions that market participants would use in pricing the asset or liability.

        As of June 30, 2008, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs and the Company had no financial liabilities that were subject to fair value measurement. The Company's financial assets valued based on Level 1 inputs included money market instruments, U.S. Treasury securities and U.S. government and other agency-backed securities. The Company's financial assets valued based on Level 2 inputs included commercial paper, corporate bonds, and asset-backed and mortgage-backed securities. The following table sets forth the Company's financial assets subject to fair value measurements as of June 30, 2008 (in thousands):

	Fair Value Measurements as of June 30, 2008
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents	$468,828	$468,828	$—	$—
Marketable securities, available for sale	282,430	142,536	139,894	—
Restricted cash	30,258	30,258	—	—

Total	$781,516	$641,622	$139,894	$—

        The adoption of SFAS 157 did not have a material effect on the Company's condensed consolidated financial statements for the three or six months ended June 30, 2008.

        In the first quarter of 2008, the Company also adopted the provisions of FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits the Company to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability,

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

if an event triggers a new basis of accounting. In the six months ended June 30, 2008, the Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS 159.

5. Comprehensive Loss

        For the three and six months ended June 30, 2008 and 2007, comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(91,321)	$(117,767)	$(187,475)	$(198,495)
Changes in other comprehensive (loss) income:
Unrealized holding (losses) gains on marketable securities	(626)	(202)	632	256
Reclassification adjustment for realized (gain) loss on marketable securities included in net loss	(690)	29	(829)	71
Foreign currency translation adjustment	(30)	84	(37)	40

Total change in other comprehensive (loss) income	(1,346)	(89)	(234)	367

Total comprehensive loss	$(92,667)	$(117,856)	$(187,709)	$(198,128)

6. Income Taxes

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). At June 30, 2008 and December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at June 30, 2008 and December 31, 2007.

        The Company files United States federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in any major taxing jurisdiction for years before 2003, except to the extent that in the future it utilizes net operating losses or tax credit carryforwards that originated before 2004. The Company currently is not under examination by the Internal Revenue Service or other jurisdictions for any tax years.

7. Restructuring Expense

        In June 2003, the Company adopted a plan to restructure its operations to coincide with its increasing internal emphasis on advancing drug candidates through clinical development to commercialization. The restructuring was designed to re-balance the Company's relative investments in research and development to better support the Company's long-term strategy. The restructuring plan

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Restructuring Expense (Continued)

included a workforce reduction, write-offs of certain assets and a decision not to occupy approximately 290,000 square feet of specialized laboratory and office space in Cambridge, Massachusetts under lease to the Company (the "Kendall Square Lease"). The Kendall Square Lease commenced in January 2003 and has a 15-year term. In the second quarter of 2005, the Company revised its assessment of its real estate requirements and decided to use approximately 120,000 square feet of the facility subject to the Kendall Square Lease (the "Kendall Square Facility") for its operations beginning in 2006. The remaining rentable square footage of the Kendall Square Facility currently is subleased to third parties.

        The Company estimates the restructuring expense in accordance with SFAS 146. The restructuring expense incurred in the three and six months ended June 30, 2008 and 2007 relates only to the portion of the building that the Company is not occupying and does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

        In estimating the expense and liability under its Kendall Square Lease obligation, the Company estimated (i) the costs to be incurred to satisfy rental and build-out commitments under the lease (including operating costs), (ii) the lead-time necessary to sublease the space, (iii) the projected sublease rental rates, and (iv) the anticipated durations of subleases. The Company uses a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows. The Company reviews its estimates and assumptions at least on a quarterly basis, and intends to continue such reviews until the termination of the Kendall Square Lease, and will make whatever modifications the Company believes necessary, based on the Company's best judgment, to reflect any changed circumstances. The Company's estimates have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of the liability, and the effect of any such adjustments could be material. Changes to the Company's estimate of the liability are recorded as additional restructuring expense/(credit). In addition, because the Company's estimate of the liability includes the application of a discount rate to reflect the time value of money, the Company will record imputed interest costs related to the liability each quarter. These costs are included in restructuring expense on the Company's condensed consolidated statements of operations.

        For the three months ended June 30, 2008, the Company recorded restructuring expense of $1.2 million, which was primarily the result of the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended June 30, 2008 was as follows (in thousands):

	Liability as of March 31, 2008	Cash payments in the second quarter of 2008	Cash received from subleases in the second quarter of 2008	Charge in the second quarter of 2008	Liability as of June 30, 2008
Lease restructuring liability	$34,809	$(3,616)	$2,129	$1,168	$34,490

        For the three months ended June 30, 2007, the Company recorded restructuring expense of $0.9 million, which was primarily the result of the imputed interest cost relating to the restructuring

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Restructuring Expense (Continued)

liability. The activity related to the restructuring liability for the three months ended June 30, 2007 was as follows (in thousands):

	Liability as of March 31, 2007	Cash payments in the second quarter of 2007	Cash received from subleases in the second quarter of 2007	Charge in the second quarter of 2007	Liability as of June 30, 2007
Lease restructuring liability	$36,508	$(3,269)	$2,169	$906	$36,314

        For the six months ended June 30, 2008, the Company recorded restructuring expense of $1.8 million, which was primarily the result of the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the six months ended June 30, 2008 was as follows (in thousands):

	Liability as of December 31, 2007	Cash payments in the first half of 2008	Cash received from subleases in the first half of 2008	Charge in the first half of 2008	Liability as of June 30, 2008
Lease restructuring liability	$35,292	$(6,833)	$4,233	$1,798	$34,490

        For the six months ended June 30, 2007, the Company recorded restructuring expense of $6.0 million, which was primarily the result of revising certain key estimates and assumptions about building operating costs for the remaining period of the lease commitment, as well as the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the six months ended June 30, 2007 was as follows (in thousands):

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

        Based on the Company's evaluation of the 2013 Notes in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company determined that the 2013 Notes contain a single embedded derivative. This embedded derivative relates to potential penalty interest payments that could be imposed on the Company for a failure to comply with its reporting obligations pursuant to the 2013 Notes. This embedded derivative required bifurcation as the feature was not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of February 19, 2008, March 31, 2008 and June 30, 2008.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Concurrent Debt and Equity Offerings (Continued)

        At June 30, 2008, the Company had outstanding $287.5 million in aggregate principal amount of the 2013 Notes. At June 30, 2008, the 2013 Notes had a fair value of $447.5 million as obtained from a quoted market source.

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

10. Sale of HIV Protease Inhibitor Royalty Stream

        In December 1993, the Company and GlaxoSmithKline plc ("GlaxoSmithKline") entered into a collaboration agreement to research, develop and commercialize HIV protease inhibitors, including Agenerase (amprenavir) and Lexiva/Telzir (fosamprenavir calcium). Under the collaboration agreement, GlaxoSmithKline agreed to pay the Company royalties on net sales of drugs developed under the collaboration.

        The Company began earning a royalty from GlaxoSmithKline in 1999 on net sales of Agenerase, in the fourth quarter of 2003 on net sales of Lexiva, and in the third quarter of 2004 on net sales of Telzir. GlaxoSmithKline has the right to terminate its arrangement with the Company without cause upon twelve months' notice. Termination of the agreement by GlaxoSmithKline will relieve it of its obligation to make further payments under the collaboration agreement and will end any license granted to GlaxoSmithKline by the Company under the agreement. In June 1996, the Company and GlaxoSmithKline obtained a worldwide, non-exclusive license under certain G.D. Searle & Co.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Sale of HIV Protease Inhibitor Royalty Stream (Continued)

("Searle," now owned by Pharmacia/Pfizer) patents in the area of HIV protease inhibition. Searle is paid royalties based on net sales of Agenerase and Lexiva/Telzir.

        On May 30, 2008, the Company entered into a purchase agreement (the "Purchase Agreement") with Fosamprenavir Royalty, L.P. ("Fosamprenavir Royalty") pursuant to which the Company sold, and Fosamprenavir Royalty purchased, the Company's right to receive royalty payments, net of royalty amounts to be earned and due to Searle, arising from sales of Lexiva/Telzir and Agenerase under the Company's 1993 agreement with GlaxoSmithKline, from April 1, 2008 to the end of the term of the license agreement, for a one-time cash payment of $160.0 million. In accordance with the Purchase Agreement, GlaxoSmithKline will make all royalty payments directly to Fosamprenavir Royalty. The Purchase Agreement also contains other representations, warranties, covenants and indemnification obligations. The Company continues to be obligated for royalty amounts earned and that are due to Searle, however in connection with this transaction, the Company has instructed GlaxoSmithKline to pay such amounts directly to Searle as they become due.

        The Company classified the proceeds received from Fosamprenavir Royalty as deferred revenue, to be recognized as revenue over the life of the license agreement because of the Company's continuing involvement in the royalty arrangement over the term of the Purchase Agreement. Such continuing involvement, which is required pursuant to covenants contained in the Purchase Agreement, includes overseeing GlaxoSmithKline's compliance with the collaboration agreement, monitoring and defending patent infringement, adverse claims or litigation involving the royalty stream, undertaking to cooperate with Fosamprenavir Royalty's efforts to find a new license partner in the event that GlaxoSmithKline terminates the agreement, and compliance with the license agreement with Searle, including the obligation to make future royalty payments to Searle. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to Fosamprenavir Royalty and there are no guaranteed rates of return to Fosamprenavir Royalty, the Company has recorded the proceeds as deferred revenues pursuant to EITF 88-18.

        The Company recorded $155.1 million, representing the proceeds of the transaction less the net royalty payable to Fosamprenavir Royalty for the period from April 1, 2008 through the May 30, 2008, as deferred revenues to be recognized as royalty revenues over the life of the license agreement under the "units-of-revenue" method. Under this method, the amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the ratio of the remaining deferred revenue amount to the total estimated remaining net royalties that GlaxoSmithKline is expected to pay Fosamprenavir Royalty over the term of the agreement by (2) the royalty payments due to Fosamprenavir Royalty for the period. On May 31, 2008, the Company began recognizing these deferred revenues. In addition, the Company will continue to recognize royalty revenues for the portion of the royalty earned that is due to Searle.

        The Company will recognize royalty expense in each period based on (i) deferred transaction expenses in the same manner and over the same period in which the related deferred revenues are recognized as royalty revenues plus (ii) the royalties paid by GlaxoSmithKline to Searle on net sales of Agenerase and Lexiva/Telzir for the period.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Significant Revenue Arrangements

Janssen Pharmaceutica, N.V.

        In June 2006, the Company entered into a collaboration agreement with Janssen for the development, manufacture and commercialization of telaprevir, the Company's investigative hepatitis C virus protease inhibitor. Under the agreement, Janssen has agreed to be responsible for 50% of the drug development costs incurred under the development program for the parties' territories (North America for the Company, and the rest of the world, other than the Far East, for Janssen) and has exclusive rights to commercialize telaprevir in its territories including Europe, South America, the Middle East, Africa and Australia. Janssen made a $165.0 million up-front license payment to the Company in July 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. Under the agreement, Janssen agreed to make contingent milestone payments, which could total up to $380.0 million if telaprevir is successfully developed, approved and launched as a product. As of June 30, 2008, the Company had earned $100.0 million of these contingent milestone payments under the agreement. The agreement also provides the Company with royalties on any sales of telaprevir in the Janssen territories, with a tiered royalty averaging in the mid-20% range, as a percentage of net sales in the Janssen territories, depending upon successful commercialization of telaprevir. Each of the parties will be responsible for drug supply in their respective territories. However, the agreement provides for the purchase by Janssen from the Company of materials required for Janssen's manufacture of the active pharmaceutical ingredient. In addition, Janssen will be responsible for certain third-party royalties on net sales in its territories. Janssen may terminate the agreement without cause at any time upon six months' notice to the Company.

        During the three and six months ended June 30, 2008, the Company recognized $58.0 million and $83.5 million, respectively, in revenues under the Janssen agreement. The revenues for the three months ended June 30, 2008 included an amortized portion of the up-front payment, a milestone payment of $45.0 million in connection with the commencement of the Phase 3 clinical trial of telaprevir, and net reimbursements from Janssen for telaprevir development costs. The revenues for the six months ended June 30, 2008 included an amortized portion of the up-front payment, a milestone payment of $45.0 million in connection with the commencement of the Phase 3 clinical trial of telaprevir, a milestone payment of $10.0 million in connection with the commencement of the Phase 2 clinical trial of telaprevir in patients with genotype 2 and genotype 3 HCV infection, and net reimbursements from Janssen for telaprevir development costs. During the three and six months ended June 30, 2007, the Company recognized $22.7 million and $65.5 million, respectively, in revenues under the Janssen agreement. The revenues for the three months ended June 30, 2007, included an amortized portion of the up-front payment and net reimbursements from Janssen for telaprevir development costs. The revenues for the six months ended June 30, 2007, included an amortized portion of the up-front payment, a milestone payment of $15.0 million in connection with commencement of patient enrollment in the PROVE 3 clinical trial of telaprevir, and net reimbursements from Janssen for telaprevir development costs.

Merck & Co., Inc.

        In June 2004, Vertex entered into a global collaboration with Merck to develop and commercialize Aurora kinase inhibitors for the treatment of cancer. Merck is responsible for worldwide clinical

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Significant Revenue Arrangements (Continued)

development and commercialization of all compounds developed under the collaboration and will pay the Company royalties on any product sales. Merck may terminate the agreement at any time without cause upon 90 days' advance written notice, except that six months' advance written notice is required for termination at any time when a product has marketing approval in a major market and the termination is not the result of a safety issue. In the first quarter of 2007, Vertex received a milestone payment from Merck for $9.0 million. Vertex recognized no revenues related to this collaboration in the three months ended June 30, 2008 and 2007, respectively. Vertex recognized $0 and $9.0 million of revenues related to this collaboration in the six months ended June 30, 2008 and 2007, respectively.

12. Guarantees

        As permitted under Massachusetts law, the Company's Articles of Organization and Bylaws provide that the Company will indemnify certain of its officers and directors for certain claims asserted against them in connection with their service as an officer or director. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is unlimited. However, the Company has purchased directors' and officers' liability insurance policies that could reduce its monetary exposure and enable it to recover a portion of any future amounts paid. No indemnification claims are currently outstanding, and the Company believes the estimated fair value of these indemnification arrangements is minimal.

        The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trials investigators and sites in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery, development and commercialization collaboration agreements. With respect to the Company's clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator's institution relating to personal injury or property damage, violations of law or certain breaches of the Company's contractual obligations arising out of the research or clinical testing of the Company's compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company's contractual obligations. The indemnification provisions appearing in the Company's collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third-party claims alleging infringement of intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

12. Guarantees (Continued)

        On June 7, 2005 and September 14, 2006, the Company entered into purchase agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated and on February 12, 2008, the Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated (collectively, the purchase agreements and the underwriting agreements, the "Underwriting Agreements"), as the representative of the several underwriters named in such agreements, relating to the public offering and sale of shares of the Company's common stock or convertible subordinated notes. The Underwriting Agreement relating to each offering requires the Company to indemnify the underwriters against any loss they may suffer by reason of the Company's breach of representations and warranties relating to that public offering, the Company's failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the prospectus used in connection with that offering, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the offering. The representations, warranties and covenants in the Underwriting Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification arrangements is minimal.

13. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities accrued at June 30, 2008 or December 31, 2007.

14. Legal Proceedings

        On March 13, 2008, a purported shareholder class action, Waterford Township Police Fire Retirement System v. Vertex Pharmaceuticals Incorporated, et al., was filed in the United States District Court for the District of Massachusetts, naming the Company and certain officers of the Company as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures leading up to its November 2, 2007 press release immediately preceding the American Association for the Study of Liver Diseases meeting, all in violation of Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. On April 18, 2008, a further class action complaint based on the same factual allegations and naming the same defendants, but including further allegations of insider trading violations during the class period by three of the Company's officers, was filed in the United States District Court for the District of Massachusetts. These complaints were consolidated into a single lawsuit on May 29, 2008. A consolidated and amended complaint was filed on July 21, 2008, seeking certification as a class action, compensatory damages in an unspecified amount and unspecified equitable or injunctive relief. The Company believes that the claims, including the insider trading claims (all of which are based on trades that were made pursuant to plans entered into before the beginning of the class period under Rule 10b5-1), are without merit and intends to contest them vigorously. Moreover, the Company believes, based on information currently available, that the ultimate outcome of these lawsuits will not have a material impact on the Company's consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157. SFAS 157 establishes a common definition for fair value to be applied under GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Issued in February 2008, FASB Staff Position No. SFAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" removed leasing transactions accounted for under FASB Statement No. 13 and related guidance from the scope of SFAS 157. Issued in February 2008, FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157," deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for the Company on January 1, 2008, did not have a material effect on the Company's condensed consolidated financial statements. The Company currently is evaluating the effect of SFAS 157 for nonfinancial assets and nonfinancial liabilities on the Company's consolidated financial statements. Please refer to Note 4, "Fair Value of Financial Instruments," for further information.

        In December 2007, the FASB issued Statement No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective on a prospective basis for financial statements for the Company beginning on January 1, 2009. Accordingly, any business combination the Company enters into after December 31, 2008 would be subject to SFAS 141(R).

        In December 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF 07-1 will be effective for the Company beginning on January 1, 2009. The Company currently is evaluating the effect of EITF 07-1 on its consolidated financial statements.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS 161 will be effective for the Company beginning on January 1, 2009. The Company currently is evaluating the effect of SFAS 161 on its consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. Telaprevir, our lead drug candidate, is an oral hepatitis C protease inhibitor and one of the most advanced of a new class of antiviral treatments in clinical development that targets hepatitis C virus, or HCV, infection, a life-threatening disease. In March 2008, we began a Phase 3 clinical trial of telaprevir to evaluate 24-week telaprevir-based treatment regimens in treatment-naïve patients with genotype 1 HCV, and, with our collaborator Tibotec, we are initiating a Phase 3 clinical trial of telaprevir to evaluate telaprevir-based treatment in patients with genotype 1 HCV who failed prior treatment.

        We have built a drug discovery capability that integrates biology, pharmacology, biophysics, chemistry, automation and information technologies in a coordinated manner, with the goal of more efficiently identifying promising drug candidates to address significant unmet medical needs. Using this drug discovery capability we have identified, among other drug candidates: telaprevir; VX-770 and VX-809, two novel drug candidates targeting cystic fibrosis, or CF; VX-500 and VX-813, two second generation HCV protease inhibitors; and VX-509, a novel Janus Kinase 3, or JAK3, inhibitor that targets immune-mediated inflammatory diseases, or IMID. We have a number of other drug candidates in clinical trials, preclinical studies or research programs, that are being investigated either by us or in collaboration with other pharmaceutical companies. We co-discovered fosamprenavir calcium, an HIV protease inhibitor that is being marketed by GlaxoSmithKline plc as Lexiva in the United States and Telzir in Europe. We are building our drug development, supply chain management and commercialization organizations to prepare for the potential commercial launch of telaprevir and to support the development of other drug candidates in our pipeline.

        Our net loss for the three months ended June 30, 2008 was $91.3 million, which included stock-based compensation expense of $16.6 million and restructuring expense of $1.2 million. Our cash, cash equivalents and marketable securities were $832.1 million on June 30, 2008. We expect to incur substantial operating losses in the future. We expect that we will need significant additional capital in order to complete the development and commercialization of telaprevir and to continue the development of our other drug candidates.

Business Focus

        We currently are focusing a significant portion of our financial and management resources on the development and potential commercialization of telaprevir. Prior to our development of telaprevir, we relied on pharmaceutical company collaborators to develop and market our drug candidates that advanced to late-stage clinical trials or commercialization. We are conducting a comprehensive global clinical development program for telaprevir in collaboration with Janssen Pharmaceutica, N.V., or Janssen, a Johnson & Johnson company, and Mitsubishi Tanabe Pharma Corporation. This program is designed to support potential registration of telaprevir by us in North America, and by our collaborators in international markets for treatment-naïve and treatment-experienced patients across a range of HCV genotypes. Although we believe that our development activities and the clinical trial data we have obtained to date have reduced the risks associated with obtaining marketing approval for telaprevir, we cannot be sure that our development of telaprevir will lead successfully to regulatory approval, or that obtaining regulatory approval will lead to commercial success. In 2008 and the following years, we expect to invest significant resources to expand our capabilities in clinical development, regulatory affairs, quality control and commercial operations and to build and manage a commercial supply chain as we continue development and prepare for the potential commercial launch of telaprevir. Completing development and successfully commercializing telaprevir in North America will require a substantial additional financial investment over the next several years.

        In addition to telaprevir, we are investing significant research and development resources across a relatively broad array of therapeutic areas, due in part to the high risks associated with the biotechnology and pharmaceutical business and the relatively high potential for failure of any specific effort. This diversification strategy requires more significant financial resources than would be required if we pursued a more limited approach or focused exclusively on telaprevir. In particular, as a result of the promising interim data from Part 1 of the Phase 2a clinical trial of VX-770, we expect to significantly increase our investment in VX-770 during the second half of 2008 and in 2009. During the second half of 2008, we also expect to invest in the development of VX-809, VX-500, VX-813 and VX-509.

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

Discovery and Development Process

        Discovery and development of a new pharmaceutical product is a lengthy and resource-intensive process, which may take 10 to 15 years or more. Throughout this entire process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, side-effects, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing as a pharmaceutical product. The toxicity characteristics and profile of drug candidates at varying dose levels administered for varying periods of time also are monitored and evaluated during the nonclinical and clinical development process. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, and most drug candidates that do advance into formal development never become commercial products. A drug candidate's failure to progress or advance may be the result of any one or more of a wide range of adverse experimental outcomes including, for example, the lack of sufficient efficacy against the disease target, the lack of acceptable absorption characteristics or other physical properties, difficulties in developing a cost-effective manufacturing or formulation method or the discovery of toxicities or side effects that are unacceptable for the disease indication being treated or that adversely affect the competitive commercial profile of the drug candidate.

        Given the uncertainties of the research and development process, it is not possible to predict with confidence which, if any, of our current research and development efforts will result in marketable pharmaceutical products. We monitor the results of our discovery research and our nonclinical studies and clinical trials and frequently evaluate our portfolio investments in light of new data and scientific, business and commercial insights with the objective of balancing risk and potential. This process can result in relatively abrupt changes in focus and priority as new information becomes available and is analyzed and we gain additional insights into ongoing programs and potential new programs.

Clinical Development

        Designing and coordinating large-scale clinical trials to determine the efficacy and safety of drug candidates and to support the submission of a New Drug Application, or NDA, requires significant financial resources, along with extensive technical and regulatory expertise and infrastructure. Prior to commencing a late-stage clinical trial of any drug candidate, we must work collaboratively with regulatory authorities, including the United States Food and Drug Administration, or FDA, in order to identify the specific scientific issues that need to be addressed by the clinical trials in order to support continued development and approval of the drug candidate. These discussions typically occur over a period of months and can result in significant changes to planned clinical trial designs or timelines. In addition, even after agreement with respect to a clinical trial design has been reached, regulatory authorities may request additional clinical trials or changes to existing clinical trial protocols. If the data from our ongoing clinical trials or nonclinical studies regarding the safety or efficacy of our drug candidates are not favorable, we may be forced to delay or terminate the clinical development program, which, particularly in the case of telaprevir, would materially harm our business. Further, even if we obtain marketing approvals from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be sure that the drug will be commercially successful.

        Each of our programs requires a significant investment of financial and personnel resources, time and expertise by us and/or any program collaborators to realize its full clinical and commercial value. Development investment at this stage is subject to the considerable risk that any one or more of our drug candidates will not progress to product registration due to a wide range of adverse experimental outcomes. This could place our entire investment in the drug candidate at risk. While we attempt to stage our investments to mitigate these financial risks, drug discovery and development by its nature is a very risky undertaking and staging of investment is not always possible or desirable. We expect to continue to evaluate and prioritize investment in our clinical development programs based on the emergence of new clinical and nonclinical data in each program throughout 2008 and in subsequent years.

Drug Candidates

HCV

  Telaprevir Clinical Development

        In March 2008, we began our international 3-arm Phase 3 clinical trial of telaprevir in treatment-naïve patients infected with genotype 1 HCV, which we refer to as the ADVANCE trial. This clinical trial was the first Phase 3 clinical trial initiated for an HCV protease inhibitor. The ADVANCE trial is designed to enroll approximately 1,050 treatment-naïve patients with genotype 1 HCV and is focused on 24-week telaprevir-based treatment regimens utilizing rapid viral response criteria to determine which patients will complete all treatment after 24 weeks. In addition, in the third quarter of 2008, we expect to begin enrollment in a clinical trial that will include evaluation of 24-week and 48-week telaprevir-based treatment regimens. This clinical trial is expected to enroll approximately 450 treatment-naïve patients with genotype 1 HCV. We expect to complete enrollment in both of these trials during the fourth quarter of 2008 and to have sustained viral response, or SVR, data from them in the first half of 2010.

        Tibotec Pharmaceuticals Ltd., or Tibotec, a Johnson & Johnson company affiliated with Janssen, is initiating Phase 3 clinical development of telaprevir in Europe in patients with genotype 1 HCV who failed to achieve SVR with prior treatment with pegylated interferon, or peg-IFN, and ribavirin, or RBV. This clinical trial is focused on 48-week telaprevir-based regimens and is expected to enroll approximately 650 patients. We are in discussions with the FDA regarding the transition in the United States to Phase 3 clinical development in treatment-experienced patients. Following completion of those discussions, we plan to begin patient screening in the United States for the Tibotec trial in the third quarter of 2008.

  Telaprevir Clinical Data

        In April 2008, we presented data from our PROVE 1 and PROVE 2 clinical trials at the 43rd annual meeting of the European Association for the Study of the Liver (EASL). PROVE 1 and PROVE 2 were two Phase 2b clinical trials of telaprevir-based combination therapy in patients with genotype 1 HCV that enrolled an aggregate of approximately 580 treatment-naïve patients. On an intent-to-treat basis, in the 24-week telaprevir-based treatment arms of PROVE 1 and PROVE 2, 61% and 68%, respectively, of patients achieved SVR. Our criteria for SVR require that the patients have undetectable HCV RNA levels—less than 10 IU/mL as measured by the Roche TaqMan® assay—24 weeks post-treatment. In the control arm of PROVE 1, on an intent-to-treat basis, 41% of patients achieved SVR, and in the control arm of PROVE 2, on an intent-to-treat basis, 48% of patients achieved undetectable HCV RNA levels at 12 weeks post-treatment.

        In June 2008, we reported results of an interim analysis from PROVE 3, a randomized, double-blind, placebo-controlled Phase 2b clinical trial of telaprevir-based combination therapy in patients with genotype 1 HCV who did not achieve SVR with a previous treatment with peg-IFN and RBV. In the interim analysis, 52% (60 of 115) of patients who received treatment with a 24-week telaprevir-based regimen—12 weeks of telaprevir-based treatment followed by an additional 12 weeks of peg-IFN and RBV treatment—had undetectable HCV RNA levels 12 weeks post-treatment. Of the 115 patients, 66 were categorized as non-responders to prior treatment (defined as patients who never achieved undetectable HCV RNA during prior treatment, including null responders), 40 were prior relapsers (defined as patients who had undetectable HCV RNA at the completion of prior treatment, but relapsed during follow-up), and 9 were prior breakthroughs (defined as patients who had viral rebound during prior treatment). Among patients receiving the 24-week telaprevir-based regimen, 41% (27 of 66) of the prior non-responders, 73% (29 of 40) of prior relapsers, and 44% (4 of 9) of prior breakthroughs had undetectable HCV RNA levels 12 weeks post-treatment.

        In the control arm (n=114), which is evaluating 48 weeks of peg-IFN and RBV only, available data indicate that 8% of patients had undetectable HCV RNA at week 12, and 30% had undetectable HCV RNA at week 36 on-treatment (intent-to-treat analysis). In prior studies of peg-IFN and RBV in treatment-failure patients, the proportion of patients who had undetectable HCV RNA at week 36 of treatment has been significantly higher than the proportion who ultimately achieved SVR. End-of-treatment and post-treatment data (including SVR rates) are not yet available for this study arm in PROVE 3.

        In addition to the 24-week telaprevir-based regimen that includes ribavirin and the 48 week control arm described above, two other treatment regimens are being evaluated in PROVE 3: a 24-week telaprevir treatment arm without ribavirin, and a 48-week treatment arm that includes 24 weeks of telaprevir dosing in combination with peg-IFN and RBV. The interim analysis supports the inclusion of ribavirin in future studies of telaprevir-based regimens in treatment-failure patients, similar to what has been observed in treatment-naive subjects. In addition, available on-treatment results suggest that additional dosing of telaprevir beyond 12 weeks does not confer additional benefit to patients. Patient dosing has now been completed in PROVE 3 and all patients are now being followed post-treatment. We expect that PROVE 3 data will be the subject of a presentation at a medical conference later in 2008.

        In our Phase 2 clinical trials, more than 700 patients with genotype 1 HCV have received a telaprevir-based combination treatment with peg-IFN and RBV. The adverse event profile has been generally consistent across these clinical trials. The most common adverse events reported more frequently in patients receiving telaprevir have been gastrointestinal events, skin events—rash and pruritus—and anemia. There have been reports of severe rashes in clinical trials involving telaprevir-based treatments. Other adverse events reported in our Phase 2 clinical trials were similar in type and frequency to those seen with peg-IFN and RBV treatment. In our Phase 2 clinical trials, the most common reason for discontinuation among patients receiving a telaprevir-based treatment regimen was rash, which has resulted in treatment discontinuations in 7% of patients in the telaprevir-based treatment arms.

  Additional Telaprevir Trials

        In the PROVE and ADVANCE clinical trials, the patients in the telaprevir-based treatment arms are being dosed with 750 mg of telaprevir three times daily. In order to explore the safety and antiviral activity of a twice-daily dosing regimen of telaprevir, Tibotec is conducting the C208 clinical trial in Europe. The C208 clinical trial is a four-arm Phase 2a clinical trial that enrolled approximately 160 treatment-naïve patients infected with genotype 1 HCV. A main objective of the C208 trial is to explore the safety and antiviral activity of a twice-daily dosing regimen of telaprevir—1,125 mg every 12 hours—in combination with peg-IFN and RBV, as compared to a three-times daily dosing regimen—750 mg every 8 hours—in combination with peg-IFN and RBV. Dosing through 12 weeks of treatment in all arms of the C208 clinical trial is complete. Based on an interim analysis conducted at 12 weeks, the type and frequency of adverse events across the clinical trial arms generally were consistent with those observed in previous clinical trials of telaprevir. No substantial differences in safety profile between twice-daily and three-times daily dosing regimens were observed. The interim analysis showed that greater than 80% of patients, on an intent-to-treat basis, achieved undetectable HCV RNA levels at weeks 4 and 12 in both the twice-daily and three-times daily dosing arms of telaprevir given in combination with pegylated interferon alfa-2a (pegasys) and RBV. We believe these data support continued clinical evaluation of twice-daily dosing of telaprevir. We expect that a complete analysis will be performed upon the conclusion of this clinical trial in 2009. We expect that interim data will be presented at a medical conference later in 2008.

        Tibotec also is conducting two clinical trials of telaprevir in patients with different HCV genotypes. The first of these clinical trials is evaluating telaprevir-based treatment regimens in patients infected with genotype 4 HCV, and the second of these clinical trials is evaluating telaprevir-based treatment regimens in patients infected with genotype 2 or genotype 3 HCV. Enrollment is complete in both of these clinical trials.

  Second-generation HCV Protease Inhibitors

        We have completed a Phase 1a clinical trial of VX-500, an investigational HCV protease inhibitor, and expect to initiate a Phase 1b clinical trial of VX-500 in patients with HCV in the third quarter of 2008. We expect to initiate a Phase 1a clinical trial of another second-generation HCV protease inhibitor, VX-813, in the third quarter of 2008.

  Cystic Fibrosis

        We are evaluating VX-770 in a Phase 2a clinical trial. VX-770 is an investigational potentiator compound designed to enhance the activity of cystic fibrosis transmembrane regulator, or CFTR, proteins in patients with the G551D CF mutation, which leads to "gating defects". In March 2008, we announced interim results from Part 1 of the Phase 2a clinical trial of VX-770, which involved 20 patients with the G551D CF mutation. These data showed that patients in the trial receiving the highest dose of VX-770 over 14 days had a 10.1% improvement in lung function as measured by an increase in FEV(1), the lung function test most commonly used to monitor progression of airway disease in patients with CF. Patients receiving placebo showed a slight decrease in FEV(1). In addition, patients showed improved function of the CFTR protein, as measured by changes in sweat chloride levels, and by changes in chloride ion transport in the upper airway as measured by nasal potential difference. In patients receiving the highest dose of VX-770, sweat chloride levels decreased from a mean of 95.5 mmol/L at baseline to 53.2 mmol/L over the 14-day dosing period, and sweat chloride levels were reduced to below 60 mmol/L, which is the standard diagnostic cutoff for CF, in 6 of the 8 patients receiving the highest dose of VX-770. There was no notable change in sweat chloride levels in patients receiving placebo. In Part 1 of the Phase 2a clinical trial, VX-770 appeared to be well-tolerated over the 14-day duration of dosing, with observed adverse events being similar across both the VX-770 and placebo arms of the clinical trial.

        We have completed enrollment in Part 2 of this Phase 2a clinical trial, in which 18 patients with the G551D mutation on at least one allele will be dosed with VX-770 for up to 28 days. We expect to complete dosing in the third quarter of 2008 and believe that data from Part 2 of this clinical trial will be available by the end of 2008. Depending on the results of this clinical trial, and based on discussions to date with regulatory authorities, we believe that we could reach agreement with those authorities on the initiation of a registration program for VX-770 in 2009.

        Also in CF, we are evaluating VX-809, an investigational corrector compound designed to increase the concentration of CFTR proteins on the cell surface in patients with CF trafficking defects. We are conducting two Phase 1 clinical trials of VX-809 in healthy volunteers. The first clinical trial is a single and multiple-dose trial. The second is a single-dose clinical trial examining the pharmacokinetics and safety of a solid dosage form of VX-809. Depending on the results from these Phase 1 trials, we plan to initiate a single-dose pharmacokinetics and safety trial of VX-809 in patients with CF in the second half of 2008.

  Immune-Mediated Inflammatory Diseases

        VX-509 is a novel oral JAK3 inhibitor that we believe has the potential to be used in multiple IMID indications. We began a Phase 1a clinical trial of VX-509 in the second quarter of 2008.

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

        Our pipeline also includes the following drug candidates that are being developed by our collaborators:

  •
  Aurora kinase inhibitors that are being investigated by Merck for oncology indications. In the second quarter of 2008, Merck initiated a Phase 1 clinical trial of MK-5108 (VX-689) in patients with advanced and/or refractory tumors. Merck has terminated development of the Aurora kinase inhibitor MK-0457 (VX-680) for the treatment of cancer.

  •
  AVN-944 (VX-944), which is being investigated by Avalon Pharmaceuticals for oncology indications.

Financing Strategy

        At June 30, 2008, we had $832.1 million of cash, cash equivalents and marketable securities, which was an increase of $364.3 million from $467.8 million at December 31, 2007. This increase was the result of net proceeds of $390.1 million from the sale in February 2008 of 6.9 million shares of our common stock and $287.5 million in aggregate principal amount of our 4.75% convertible senior subordinated notes due 2013, which we refer to as the 2013 Notes, and gross cash proceeds of $160.0 million we received in May 2008 in connection with the sale of our right to receive future royalty payments arising from sales of Lexiva/Telzir and Agenerase under our 1993 agreement with GlaxoSmithKline. These cash inflows were partially offset by cash used to fund our operations during the six months ended June 30, 2008 and the repayment of a $20.0 million collaborator development loan in May 2008. As a result of the royalty sale transaction, we will not receive future cash royalty payments related to HIV protease inhibitors.

        Because we have incurred losses from our inception and expect to incur losses for the foreseeable future, we are dependent in large part on our continued ability to raise significant funding to finance our research and development operations, our creation of a drug supply and commercial infrastructure and our overhead, and to meet our long-term contractual commitments and obligations. To date, we have secured funds principally through capital market transactions, strategic collaborative agreements, proceeds from the disposition of assets, investment income and the issuance of stock under our employee benefit programs.

        We expect that our current cash, cash equivalents and marketable securities, in addition to amounts we expect to receive from our collaborators under existing contractual agreements, will be sufficient to fund our operations for at least the next twelve months. We expect that we will need significant additional capital in order to complete the development and any commercialization of telaprevir and to continue the development of our other drug candidates. We may raise additional capital from public offerings or private placements of our securities or other methods of financing. We cannot be sure that any such financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, or at all, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs, including clinical trials, incur significant cash exit costs, or attempt to obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain of our technologies, drugs or drug candidates.

        As part of our strategy for managing our capital structure, we have from time to time adjusted the amount and maturity of our debt obligations through new issues, privately negotiated transactions and market purchases, depending on market conditions and our perceived needs at the time. We expect to continue pursuing a general financial strategy that may lead us to undertake one or more additional transactions with respect to our outstanding debt obligations, and the amounts involved in any such transactions, individually or in the aggregate, may be material. Any such transactions may or may not be similar to transactions in which we have engaged in the past.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. There were no material changes during the six months ended June 30, 2008 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2007, except:

  •
  In May 2008, we entered into a purchase agreement with Fosamprenavir Royalty, L.P. pursuant to which we sold, and Fosamprenavir Royalty purchased, our right to receive royalty payments, net of subroyalty amounts payable to a third party, arising from sales of Lexiva/Telzir and Agenerase under our 1993 agreement with GlaxoSmithKline, for a one-time cash payment of

    $160.0 million. We deferred the recognition of $155.1 million of revenues in connection with this sale. On May 31, 2008, we began recognizing these deferred revenues under the "units-of-revenue" method. Under this method, the amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the ratio of the remaining deferred revenue amount to the total estimated remaining net royalties that GlaxoSmithKline is expected to pay Fosamprenavir Royalty over the term of the agreement by (2) the net royalty payments due to Fosamprenavir Royalty for the period. Estimating the total remaining net royalties that GlaxoSmithKline will pay to Fosamprenavir Royalty requires the use of subjective estimates and assumptions, including estimates regarding the size of the potential market for HIV protease inhibitors, the competitive position of the HIV protease inhibitors with respect to currently approved drugs and drugs that may be approved in the future and the pricing of Lexiva/Telzir. Changes in the estimate of the total remaining net royalties that GlaxoSmithKline will pay to Fosamprenavir Royalty could have a material effect on the amount of deferred revenues we recognize in a particular period.

  •
  The estimates related to our investment in Altus Pharmaceuticals Inc. do not relate to the periods presented in this Quarterly Report on Form 10-Q.

Results of Operations—Three and Six Months Ended June 30, 2008 Compared with Three and Six Months Ended June 30, 2007

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %
	(in thousands)				(in thousands)
Revenues	$69,409	$38,196	$31,213	82%	$111,084	$107,006	$4,078	4%
Costs and expenses	160,890	163,816	(2,926)	(2)%	301,301	321,255	(19,954)	(6)%
Net interest income (expense)	160	7,853	(7,693)	(98)%	2,742	15,754	(13,012)	(83)%

Net loss	$(91,321)	$(117,767)	$(26,446)	(22)%	$(187,475)	$(198,495)	$(11,020)	(6)%

        The $26.4 million, or 22%, decrease in our net loss for the second quarter of 2008 as compared to the second quarter of 2007 was primarily the result of a $31.2 million increase in our revenues. The $11.0 million, or 6%, decrease in our net loss for the first half of 2008 as compared to the first half of 2007 was primarily the result of a $20.0 million decrease in our costs and expenses partially offset by a $13.0 million decrease in our net interest income (expense). We expect that our net loss for the second half of 2008 will be significantly higher than our net loss for the first half of 2008, because we expect that our costs and expenses will increase. Our second half costs and expenses will increase primarily because of increased costs related to the Phase 3 clinical trials of telaprevir and our advancement of the clinical development of VX-770, and our revenues from milestones and royalties will be lower than in the first six months of 2008.

        Our net loss for the three months ended June 30, 2008 was $0.66 per basic and diluted common share compared to $0.91 per basic and diluted common share for the three months ended June 30, 2007. This decrease in net loss per common share for the second quarter of 2008 compared to the second quarter of 2007 was the result of the decreased net loss for the period and an increase in the basic and diluted weighted-average number of common shares outstanding from 129.3 million to 138.7 million, primarily due to our common stock offering in February 2008. Our net loss for the six months ended June 30, 2008 was $1.37 per basic and diluted common share compared to a net loss of $1.56 per basic and diluted common share for the six months ended June 30, 2007. This decrease in net loss per common share in the first half of 2008 compared to the first half of 2007 was a result of the decreased net loss in the period and an increase in the basic and diluted weighted-average number of common shares outstanding from 127.5 million to 136.6 million.

        Our costs and expenses in the three and six months ended June 30, 2008 and June 30, 2007 included the following stock-based compensation expense and restructuring expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock-based compensation expense	$16,593	$21,457	$29,665	$33,777
Restructuring expense	$1,168	$906	$1,798	$5,961

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %
	(in thousands)				(in thousands)
Royalty revenues	$9,741	$10,967	$(1,226)	(11)%	$20,592	$20,763	$(171)	(1)%
Collaborative and other research and development revenues	59,668	27,229	32,439	119%	90,492	86,243	4,249	5%

Total revenues	$69,409	$38,196	$31,213	82%	$111,084	$107,006	$4,078	4%

        Our total revenues in recent periods have depended primarily on collaborative and other research and development revenues. On a quarterly basis our collaborative and other research and development revenues have fluctuated significantly based on the timing of significant milestone payments and the level of reimbursement we have received for our development programs.

  Collaborative and Other Research and Development Revenues

        The table presented below is a summary of revenues from collaborative arrangements for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Janssen	$57,958	$22,717	$83,486	$65,538
Merck	—	—	—	9,000
Other	1,710	4,512	7,006	11,705

Total collaborative and other research and development revenues	$59,668	$27,229	$90,492	$86,243

        The $32.4 million, or 119%, increase in our collaborative and other research and development revenues in the second quarter of 2008 compared to the second quarter of 2007 was the result of a $35.2 million increase in revenues from our Janssen collaboration partially offset by a $2.8 million decrease in revenues from other collaborative arrangements. The $4.2 million, or 5%, increase in our collaborative and other research and development revenues in the first half of 2008 was the result of a $17.9 million increase in our revenues from our Janssen collaboration partially offset by a $13.7 million decrease in our revenues from Merck and our other collaborative arrangements.

        Our revenues from the Janssen collaboration agreement in each period consist of:

  •
  development milestone payments, if any, recognized in the period;

  •
  net reimbursements from Janssen for development costs of telaprevir; and

  •
  an amortized portion of the $165.0 million up-front payment.

        We recognized a $45.0 million milestone payment in connection with the commencement of our Phase 3 clinical trial in the second quarter of 2008, and we recognized a $10.0 million milestone payment in connection with the commencement of the Phase 2 clinical trial of telaprevir in patients with genotype 2 and genotype 3 HCV infection in the first quarter of 2008. In the first quarter of 2007, we recognized a $15.0 million milestone payment in connection with the commencement of patient enrollment in the PROVE 3 clinical trial of telaprevir. Partially offsetting the increased telaprevir milestone revenues in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007, were decreased net reimbursements from Janssen in 2008. The decreased net reimbursements in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2008 were the result of our lower reimbursable external expenses related to telaprevir clinical trials and of Janssen's increased reimbursable expenses associated with the ongoing Phase 2 clinical trials being led by Tibotec. We expect that our reimbursable external expenses will increase in the second half of 2008 as expenses related to our Phase 3 clinical trials of telaprevir increase. During the second half of 2008, we expect to continue to recognize revenue from net reimbursements from Janssen for telaprevir development costs and an amortized portion of the $165.0 million upfront payment.

        Our revenues from Merck and our other collaborative arrangements decreased substantially in the first half of 2008 compared to the first half of 2007 as a result of a $9.0 million milestone payment we received in the first quarter of 2007 for which there was no comparable milestone payment in the first half of 2008. In addition, our revenues related to reimbursement of research and development activities decreased in the three and six months ended June 30, 2008 in comparison to the same periods in 2007 as a result of the completion of activities under our collaboration agreement with Cystic Fibrosis Foundation Therapeutics Incorporated in the first half of 2008. Except for collaboration agreements related to telaprevir, our existing collaboration agreements do not provide for significant future revenues for the reimbursement of research and development expenses.

  Royalty Revenues

        Our royalty revenues relate to sales of the HIV protease inhibitors Lexiva/Telzir and Agenerase by GlaxoSmithKline. Until May 30, 2008, these royalty revenues were based on actual and estimated worldwide net sales of Lexiva/Telzir and Agenerase. On May 30, 2008, we sold our right to receive future royalties from GlaxoSmithKline with respect to these HIV protease inhibitors, excluding the amount necessary to pay a third party a subroyalty on these net sales, for a one-time cash payment of $160.0 million. We deferred the recognition of $155.1 million of this revenue. We are recognizing this deferred revenue over the term of our agreement with GlaxoSmithKline under the "units-of-revenue" method. In addition, we will continue to recognize royalty revenues equal to the third-party subroyalty and to recognize a corresponding royalty expense for the third-party subroyalty.

        The $1.2 million, or 11%, decrease in royalty revenues in the second quarter of 2008 compared to the second quarter of 2007 was due primarily to our sale of our HIV royalty stream, which affected our royalty revenues for the last month of the second quarter of 2008.

Costs and Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %
	(in thousands)				(in thousands)
Royalty expenses	$3,701	$3,401	$300	9%	$7,277	$6,670	$607	9%
Research and development expenses	127,132	136,187	(9,055)	(7)%	241,714	268,765	(27,051)	(10)%
Sales, general and administrative expenses	28,889	23,322	5,567	24%	50,512	39,859	10,653	27%
Restructuring expense	1,168	906	262	29%	1,798	5,961	(4,163)	(70)%

Total costs and expenses	$160,890	$163,816	$(2,926)	(2)%	$301,301	$321,255	$(19,954)	(6)%

        Our costs and expenses primarily relate to our research and development expenses and our sales, general and administrative expenses. We have been increasing the number of our employees, particularly in our development and commercialization organizations, leading to increases in expenses relating to our workforce. However, our total expenses have decreased in the second quarter and the first half of 2008 compared to the second quarter and first half of 2007, as a result of the timing of external expenses related to our clinical trials and our commercial supply investment in telaprevir. We expect that our expenses will increase in the second half of 2008 compared to the first half of 2008, as we continue increasing our headcount and as external expenses related to our lead drug candidates increase.

  Research and Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %
	(in thousands)				(in thousands)
Research expenses	$42,622	$42,632	$(10)	0%	$82,966	$82,614	$352	0%
Development expenses	84,510	93,555	(9,045)	(10)%	158,748	186,151	(27,403)	(15)%

Total research and development expenses	$127,132	$136,187	$(9,055)	(7)%	$241,714	$268,765	$(27,051)	(10)%

        The decreases in total research and development expenses in the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, were the result of decreased development expenses.

  Research Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$13,502	$12,318	$1,184	10%	$26,751	$25,163	$1,588	6%
Stock-based compensation expense	5,384	7,724	(2,340)	(30)%	10,165	12,903	(2,738)	(21)%
Laboratory supplies and other direct expenses	6,416	6,343	73	1%	12,695	12,226	469	4%
Contractual services	2,417	1,507	910	60%	4,549	3,564	985	28%
Infrastructure costs	14,903	14,740	163	1%	28,806	28,758	48	0%

Total research expenses	$42,622	$42,632	$(10)	0%	$82,966	$82,614	$352	0%

        In the second quarter and first half of 2008 compared to the same periods in 2007, increases in the research expenses related to salary and benefits and contractual services were offset by a decrease in stock-based compensation expense, resulting in total research expenses that were consistent period to period. Most of our research expenses relate to employee expenses and allocated infrastructure costs and are not dependent on the timing of clinical development activities.

  Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$16,851	$12,059	$4,792	40%	$33,136	$23,326	$9,810	42%
Stock-based compensation expense	8,474	9,914	(1,440)	(15)%	14,523	15,037	(514)	(3)%
Laboratory supplies and other direct expenses	9,393	7,479	1,914	26%	16,769	13,576	3,193	24%
Contractual services	27,121	32,069	(4,948)	(15)%	51,281	58,533	(7,252)	(12)%
Commercial supply investment in telaprevir	4,496	18,817	(14,321)	(76)%	8,807	50,538	(41,731)	(83)%
Infrastructure costs	18,175	13,217	4,958	38%	34,232	25,141	9,091	36%

Total development expenses	$84,510	$93,555	$(9,045)	(10)%	$158,748	$186,151	$(27,403)	(15)%

        Our development expenses decreased by $9.0 million, or 10%, in the second quarter of 2008 as compared to the second quarter of 2007. This decrease in our development expenses was the result of a $14.3 million decrease in commercial supply investment in telaprevir, which has fluctuated significantly quarter-to-quarter over the past 18 months, and a $4.9 million decrease in contractual services, including clinical trial and pharmaceutical development costs, which was partially offset by increased expenses related to our increased headcount and increased infrastructure costs.

        Our development expenses decreased by $27.4 million, or 15%, in the first half of 2008 as compared to the first half of 2007. This decrease in our development expenses was the result of a $41.7 million decrease in commercial supply investment in telaprevir and a $7.3 million decrease in contractual services, which were partially offset by increased expenses related to our increased headcount and increased infrastructure costs.

        We expect that our development expenses will increase significantly in the second half of 2008 as compared to the first half of 2008 as a result of increased expenses related to the Phase 3 clinical trials of telaprevir and expenses related to commercial supply investment in telaprevir.

        To date we have incurred in excess of $2.5 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risk factors. The duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available. The most significant costs associated with drug discovery and development are those costs associated with Phase 2 and Phase 3 clinical trials. Given the uncertainties related to development, we currently are unable to reliably estimate when, if ever, our drug candidates will generate revenues and net cash inflows.

  Sales, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	Increase $	Increase %	2008	2007	Increase $	Increase %
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$28,889	$23,322	$5,567	24%	$50,512	$39,859	$10,653	27%

        The increase in sales, general and administrative expenses in the second quarter and first half of 2008 compared to the same periods in 2007 are the result of increased headcount in support of our growth as we advance our drug candidates, particularly telaprevir, into late-stage development. We expect that our sales, general and administration expenses in 2008 will be significantly higher than in 2007, because we are continuing to build our capabilities in late-stage development, drug supply, quality control and safety monitoring and registration and commercialization of pharmaceutical products.

  Royalty Expenses

        Royalty expenses increased $0.3 million, or 9%, in the second quarter of 2008, compared to the second quarter of 2007, and by $0.6 million, or 9%, in the first half of 2008 compared to the first half of 2007. Royalty expenses relate to a subroyalty payable to a third party on net sales of Lexiva/Telzir and Agenerase, which we expect to continue to recognize as an expense in future periods.

  Restructuring Expense

        We recorded restructuring expense of $1.2 million for the three months ended June 30, 2008 compared to $0.9 million for the three months ended June 30, 2007. We recorded restructuring expense of $1.8 million for the six months ended June 30, 2008 compared to $6.0 million for the six months ended June 30, 2007. The restructuring expense in all periods included imputed interest cost related to the restructuring accrual associated with our Kendall Square lease. The increase in restructuring expense for the three months ended June 30, 2008 compared to the three ended June 30, 2007 was primarily the result of an adjustment in expected payments related to the consumer price index in the second quarter of 2008 for which there was no corresponding revision in the second quarter of 2007. The decrease in restructuring expense for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily the result of a revision, in the first quarter of 2007, in certain key estimates and assumptions about building operating costs for the remaining period of the lease commitment, for which there was no corresponding revision in the first half of 2008. The lease restructuring liability was $34.5 million as of June 30, 2008.

        In accordance with SFAS 146, we review our estimates and assumptions with respect to the Kendall Square lease at least on a quarterly basis, and will make whatever modifications we believe are necessary to reflect any changed circumstances, based on our best judgment, until the termination of the lease. Our estimates have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of the liability, and the effect of any such adjustments could be material.

Non-Operating Items

        Interest income decreased $4.4 million, or 53%, to $4.0 million for the three months ended June 30, 2008 from $8.4 million for the three months ended June 30, 2007. Interest income decreased $9.1 million, or 52%, to $8.5 million for the six months ended June 30, 2008 from $17.5 million for the six months ended June 30, 2007. The decreases are a result of lower portfolio yields during the 2008 periods partially offset by higher average levels of invested funds. Our cash, cash equivalents and marketable securities yielded approximately 2.3% on an annual basis in the second quarter of 2008 compared to approximately 5.0% in the second quarter of 2007.

        Interest expense increased $3.3 million, or 572%, to $3.8 million for the three months ended June 30, 2008 from $0.6 million for the three months ended June 30, 2007. Interest expense increased $4.0 million, or 221%, to $5.7 million for the six months ended June 30, 2008 from $1.8 million for the six months ended June 30, 2007. These increases were the result of the increase in the amount of our outstanding convertible debt from our issuance of $287.5 million in aggregate principal amount of 2013 Notes in February 2008. We expect interest expense to be higher during the remainder of 2008 as compared to 2007 due to our increased debt.

Liquidity and Capital Resources

        We have incurred operating losses since our inception and historically have financed our operations principally through public and private offerings of our equity and debt securities, strategic collaborative agreements that include research and/or development funding, development milestones and royalties on the sales of products, strategic sales of assets or businesses, investment income and proceeds from the issuance of stock under our employee benefit programs. We expect that we will require significant additional capital in order to commercialize telaprevir and continue our planned activities in other areas.

        At June 30, 2008, we had cash, cash equivalents and marketable securities of $832.1 million, which was an increase of $364.3 million from $467.8 million at December 31, 2007. The increase was primarily a result of the $390.1 million of net proceeds from the offerings of common stock and 2013 Notes that we completed in February 2008 and the proceeds we received from the sale of our HIV royalty stream in May 2008. In addition, we received milestone and other payments from our collaborators and $12.0 million from the issuance of common stock under our employee benefits plans. These cash inflows were partially offset by cash expenditures we made in the first half of 2008 related to, among other things, research and development expenses and sales, general and administrative expenses and the repayment in May 2008 of a $20.0 million loan, which was outstanding under the loan facility established under our collaboration with Novartis Pharma AG. Capital expenditures for property and equipment during the six months ended June 30, 2008 were $15.1 million.

        At June 30, 2008, we had outstanding $287.5 million in aggregate principal amount of our 2013 Notes. The 2013 Notes bear interest at the rate of 4.75% per annum, and we are required to make semi-annual interest payments on the outstanding principal balance of the 2013 Notes on February 15 and August 15 of each year, beginning on August 15, 2008. The 2013 Notes will mature on February 15, 2013. The 2013 Notes are convertible, at the option of the holder, into our common stock at a price equal to approximately $23.14 per share, subject to adjustment. On or after February 15, 2010, we may redeem the 2013 Notes at our option, in whole or in part, at the redemption prices stated in the indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

        Our accrued restructuring expense of $34.5 million at June 30, 2008 relates to the portion of the facility that we lease in Kendall Square that we do not intend to occupy and includes other related lease obligations, recorded at net present value. In the six months ended June 30, 2008, we made cash payments of $6.8 million against the accrued expense and received $4.2 million in sublease rental payments. During the second half of 2008, we expect to make additional cash payments of $6.4 million against the accrued expense and receive $4.0 million in sublease rental payments. We review our estimates underlying our accrued restructuring expense at least on a quarterly basis, and the amount of the accrued expense, and consequently any expected future payment, could change with any change in our estimates.

        We expect to maintain our substantial investment in research at levels generally comparable to our level of investment in 2007. We also expect to continue to make significant investments in our development pipeline, particularly in clinical trials of telaprevir and VX-770, in our effort to prepare for potential registration, regulatory approval and commercial launch of telaprevir, and in clinical trials for our other drug candidates. We expect to make a significant investment in the commercial supply of telaprevir, in advance of obtaining regulatory marketing approval, in order to have sufficient quantities of drug product from our third-party manufacturers to support a timely commercial product launch if we are successful in completing the development of telaprevir and obtaining marketing approval. As a result, we expect to incur losses on a quarterly and annual basis for the foreseeable future.

        The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our drug candidates and our decisions regarding manufacturing and commercial investments.

        While we believe that our current cash, cash equivalents and marketable securities, in addition to amounts we expect to receive from our collaborators under existing contractual obligations, will be sufficient to fund our operations for at least the next twelve months, we may raise additional capital through public offerings or private placements of our securities, securing new collaborative agreements, or other methods of financing. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past. We also will continue to manage our capital structure and consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs or attempt to obtain funds through arrangements that may require us to relinquish rights to certain of our technologies or drug candidates.

Contractual Commitments and Obligations

        Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 11, 2008. As a result of the issuance of the 2013 Notes, which mature on February 15, 2013, our obligation to repay outstanding convertible notes has increased by $287.5 million, and we have the obligation to make semi-annual interest payments related to the 2013 Notes of $6.8 million on each of February 15 and August 15 through February 15, 2013.

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied under GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Issued in February 2008, FASB Staff Position No. SFAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" removed leasing transactions accounted for under FASB Statement No. 13 and related guidance from the scope of SFAS 157. Issued in February 2008, FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157," deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for us on January 1, 2008, did not have a material effect on our condensed consolidated financial statements. We currently are evaluating the effect of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements.

        In December 2007, the FASB issued Statement No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective on a prospective basis for our financial statements beginning on January 1, 2009. Accordingly, any business combination we enter into after December 31, 2008 would be subject to SFAS 141(R).

        In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF 07-1 becomes effective for us beginning on January 1, 2009. We currently are evaluating the effect of EITF 07-1 on our consolidated financial statements.

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 will be effective for us beginning on January 1, 2009. We currently are evaluating the effect of SFAS 161 on our consolidated financial statements.

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

Interest Rate Risk

        We invest our cash in a variety of financial instruments, principally securities issued by the U.S. government and its agencies, investment grade corporate bonds and notes and money market instruments. These investments are denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates increase. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term-to-maturity of our investment instruments. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of June 30, 2008, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Part II.    Other Information

Item 1.    Legal Proceedings

        See Note 14 of the condensed consolidated financial statements.

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

OUR OUTSTANDING INDEBTEDNESS MAY MAKE IT MORE DIFFICULT TO OBTAIN ADDITIONAL FINANCING OR REDUCE OUR FLEXIBILITY TO ACT IN OUR BEST INTERESTS.

        As of June 30, 2008, we had outstanding $287.5 million in aggregate principal amount of 4.75% convertible senior subordinated notes due 2013. The level of our indebtedness could affect us by:

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

  •
  our expectations regarding clinical trials, development timelines and regulatory authority filings for telaprevir, VX-770 and other drug candidates under development by us and our collaborators;

  •
  our expectations regarding the number of patients that will be evaluated, the trial design that will be utilized, the anticipated date by which enrollment will be completed and the expected date by which SVR data, interim data and/or final data will be available and/or publicly announced for our ADVANCE Phase 3 clinical trial, the other ongoing or planned clinical trials of telaprevir, the ongoing Phase 2a clinical trial of and the potential registration program for VX-770, the Phase 1a clinical trials and planned clinical trial of VX-809, the Phase 1b clinical trial of VX-500 and the Phase 1a clinical trial of VX-813, and the clinical trials being conducted by our collaborators of drug candidates for the treatment of cancer;

  •
  expectations regarding our net loss, revenues and costs and expenses in future periods as compared to previous periods;

  •
  the data that will be generated by ongoing and planned clinical trials, and the ability to use that data for the design and initiation of further clinical trials and to support regulatory filings, including potentially an NDA for telaprevir;

  •
  our plan to begin patient screening in the United States, for a Phase 3 clinical trial in patients with genotype 1 HCV who have failed prior treatment, in the third quarter of 2008;

  •
  our beliefs that we could reach agreement with regulatory authorities on the initiation of a registration program for VX-770 in 2009;

  •
  the design of our global clinical program for telaprevir and our ability to potentially register telaprevir for marketing across a range of genotypes and patient populations;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced Plans or Programs	Maximum Number of Shares that may yet be purchased under publicly announced Plans or Programs
April 1, 2008 to April 30, 2008	7,573	$0.01	—	—
May 1, 2008 to May 31, 2008	11,840	$0.01	—	—
June 1, 2008 to June 30, 2008	10,775	$0.01	—	—

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Our annual meeting of stockholders was held on May 15, 2008.

        Our stockholders elected Stuart J. M. Collinson, Eugene H. Cordes and Matthew W. Emmens to serve on our board of directors until the annual meeting of stockholders to be held in 2011. The tabulation of votes with respect to the election of such directors is as follows:

	For	Withheld
Stuart J. M. Collinson	104,113,245	21,458,477
Eugene H. Cordes	105,387,235	20,184,487
Matthew W. Emmens	105,399,056	20,172,666

        Following the meeting, our board of directors consisted of Charles A. Sanders (Chairman), Joshua S. Boger, Eric K. Brandt, Roger W. Brimblecombe, Stuart J.M. Collinson, Eugene H. Cordes, Matthew W. Emmens, Bruce I. Sachs and Elaine S. Ullian.

        In addition, our stockholders approved (i) an amendment to our Articles of Organization to increase the number of authorized shares of common stock from 200,000,000 to 300,000,000, (ii) an amendment to our 2006 Stock and Option Plan to increase the number of shares of common stock authorized for issuance thereunder by 6,600,000, (iii) an amendment to our Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance thereunder by 2,000,000 shares and (iv) the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008. The tabulation of votes with respect to these four proposals was as follows:

	For	Against	Abstain	Broker Non-Votes
Amendment of Our Articles of Organization	120,757,660	4,735,796	78,266	0
Amendment of Our 2006 Stock and Option Plan	72,167,531	36,214,803	266,167	16,923,221
Amendment of Our Employee Stock Purchase Plan	103,329,042	5,062,372	257,087	16,923,221
Ratification of Our Independent Registered Public Accounting Firm	125,345,418	162,021	64,283	0

Item 6.    Exhibits

Exhibit No.	Description
3.1	Articles of Organization of Vertex Pharmaceuticals Incorporated, as amended.
10.1	Exclusive Research Collaboration, License and Commercialization Agreement, dated as of June 21, 2004, between Vertex Pharmaceuticals Incorporated and Merck & Co., Inc.†
10.2	Purchase Agreement, dated May 30, 2008, by and between Vertex Pharmaceuticals Incorporated and Fosamprenavir Royalty, L.P.
10.3	Employment Agreement between Vertex Pharmaceuticals Incorporated and Freda Lewis-Hall, dated June 18, 2008.*
10.4	Change-of-Control Agreement between Vertex Pharmaceuticals Incorporated and Freda Lewis-Hall, dated June 18, 2008.*
10.5	Restricted Stock Agreement (35,000 shares) between Vertex Pharmaceuticals Incorporated and Freda Lewis-Hall, dated June 18, 2008.*
10.6	Restricted Stock Agreement (10,000 shares) between Vertex Pharmaceuticals Incorporated and Freda Lewis-Hall, dated June 18, 2008.*
10.7	Amended and Restated Vertex Pharmaceuticals Incorporated 2006 Stock and Option Plan*.
10.8	Amended and Restated Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan*.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

August 11, 2008	VERTEX PHARMACEUTICALS INCORPORATED
By:
/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

QuickLinks

VERTEX PHARMACEUTICALS INCORPORATED FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008 TABLE OF CONTENTS
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
Signatures