Form 10-Q
period 2008-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2008-11-05
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share Class	150,466,193 Outstanding at October 31, 2008

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Part I.    Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$542,876	$355,663
Marketable securities, available for sale, current portion	377,191	105,208
Accounts receivable	21,966	31,320
Prepaid expenses and other current assets	10,985	4,660

Total current assets	953,018	496,851

Marketable securities, available for sale, excluding current portion	—	6,925
Restricted cash	30,258	30,258
Property and equipment, net	69,713	66,509
Other assets	14,565	934

Total assets	$1,067,554	$601,477

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$31,465	$32,750
Accrued expenses and other current liabilities	82,917	98,350
Accrued interest	1,859	—
Deferred revenues, current portion	36,404	25,528
Accrued restructuring expense, current portion	6,508	5,606
Collaborator development loan (due May 2008)	—	19,997
Other obligations	21,310	17,048

Total current liabilities	180,463	199,279

Accrued restructuring expense, excluding current portion	27,874	29,686
Convertible senior subordinated notes (due February 2013)	287,500	—
Deferred revenues, excluding current portion	221,824	101,217

Total liabilities	717,661	330,182

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $0.01 par value; 300,000,000 and 200,000,000 shares authorized at September 30, 2008 and December 31, 2007, respectively; 150,410,719 and 132,875,540 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,484	1,312
Additional paid-in capital	2,253,007	1,856,856
Accumulated other comprehensive income	675	881
Accumulated deficit	(1,905,273)	(1,587,754)

Total stockholders' equity	349,893	271,295

Total liabilities and stockholders' equity	$1,067,554	$601,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Royalty revenues	$7,763	$12,522	$28,355	$33,285
Collaborative and other research and development revenues	23,846	28,492	114,338	114,735

Total revenues	31,609	41,014	142,693	148,020
Costs and expenses:
Royalty expenses	4,194	3,562	11,471	10,232
Research and development expenses	129,968	128,949	371,682	397,714
Sales, general and administrative expenses	27,190	21,416	77,702	61,275
Restructuring expense	885	882	2,683	6,843

Total costs and expenses	162,237	154,809	463,538	476,064

Loss from operations	(130,628)	(113,795)	(320,845)	(328,044)
Interest income	4,396	7,256	12,885	24,801
Interest expense	(3,812)	(494)	(9,559)	(2,285)

Net loss	$(130,044)	$(107,033)	$(317,519)	$(305,528)

Basic and diluted net loss per common share	$(0.93)	$(0.82)	$(2.30)	$(2.38)

Basic and diluted weighted-average number of common shares outstanding	140,109	130,006	137,788	128,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(317,519)	$(305,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	23,621	20,008
Stock-based compensation expense	44,150	46,749
Other non-cash based compensation expense	3,757	3,287
Realized (gain) loss on marketable securities	(633)	219
Changes in operating assets and liabilities:
Accounts receivable	9,354	28,265
Prepaid expenses and other current assets	(6,325)	(2,214)
Accounts payable	(1,285)	10,389
Accrued expenses and other current liabilities	(11,174)	16,978
Accrued restructuring expense	(910)	3,056
Accrued interest	1,859	(1,694)
Deferred revenues	125,848	(19,299)

Net cash used in operating activities	(129,257)	(199,784)
Cash flows from investing activities:
Purchases of marketable securities	(508,983)	(317,156)
Sales and maturities of marketable securities	244,777	606,247
Expenditures for property and equipment	(25,568)	(27,216)
Other assets	(361)	(444)

Net cash (used in) provided by investing activities	(290,135)	261,431
Cash flows from financing activities:
Issuances of common stock from employee benefit plans, net	18,351	21,238
Issuances of common stock from stock offerings, net	330,062	—
Issuances of convertible senior subordinated notes (due February 2013), net	278,607	—
Principal payments on convertible subordinated notes (due September 2007)	—	(42,102)
Repayment of collaborator development loan (due May 2008)	(19,997)	—
Debt exchange costs	—	(53)

Net cash provided by (used in) financing activities	607,023	(20,917)
Effect of changes in exchange rates on cash	(418)	78

Net increase in cash and cash equivalents	187,213	40,808
Cash and cash equivalents—beginning of period	355,663	213,171

Cash and cash equivalents—end of period	$542,876	$253,979

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,676	$3,820

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2008 and 2007.

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

	At September 30,
	2008	2007
Stock options	17,355	15,914
Weighted-average exercise price, per share	$28.71	$28.24
Convertible notes	12,425	—
Conversion price, per share	$23.14	n/a
Unvested restricted shares	1,980	1,759

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

        The Company's collaborators have funded portions of the Company's research and development programs related to specific drug candidates and research targets, including telaprevir, certain kinases and certain cystic fibrosis research targets in the nine months ended September 30, 2008, and telaprevir, VX-702, VX-770, certain kinases and certain cystic fibrosis research targets in the nine months ended September 30, 2007. The Company's collaborative and other research and development revenues were $23.8 million and $28.5 million, respectively, for the three months ended September 30, 2008 and 2007, and $114.3 million and $114.7 million, respectively, for the nine months ended September 30, 2008 and 2007. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were $38.7 million and $63.2 million, respectively, for the three months ended September 30, 2008 and 2007, and $106.4 million and $213.0 million, respectively, for the nine months ended September 30, 2008 and 2007.

Restructuring Expense

        The Company records costs and liabilities associated with exit and disposal activities, as defined in FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Accounting Policies (Continued)

("SFAS 146"), based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the amount of the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. In the three and nine months ended September 30, 2008 and 2007, the Company recorded costs and liabilities for exit and disposal activities related to a restructuring plan in accordance with SFAS 146. The liability is evaluated and adjusted as appropriate at least on a quarterly basis for changes in circumstances. Please refer to Note 7, "Restructuring Expense," for further information.

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

        The Company's revenues are generated primarily through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payment to the Company of one or more of the following: nonrefundable, up-front license fees; funding of research and/or development efforts; milestone payments; and royalties on product sales.

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

        The Company recognizes revenues from nonrefundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the research or development term. Research and development funding is recognized as earned, ratably over the period of effort.

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

        At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required. Milestones that are not considered substantive and that do not meet the separation criteria are accounted for as license payments and recognized on a straight-line basis over the remaining period of performance.

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

        In the circumstance where the Company has sold its rights to future royalties under a license agreement and also maintains continuing involvement in the royalty arrangement (but not significant continuing involvement in the generation of the cash flows due to the purchaser), the Company defers recognition of the proceeds it receives for the royalty stream and recognizes these deferred revenues over the life of the license agreement. The Company recognizes these deferred revenues pursuant to the "units-of-revenue" method in accordance with EITF Issue No. 88-18, "Sales of Future Revenues" ("EITF 88-18"). Under this method, the amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the ratio of the remaining deferred revenue amount to the total estimated remaining royalty payments due to the purchaser over the term of the agreement by (2) the royalty payments due to the purchaser for the period.

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

        The Company defers direct and incremental costs associated with its transaction to sell its future rights to a royalty stream by analogy to FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." These costs are included in other

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Accounting Policies (Continued)

assets on the condensed consolidated balance sheets. The transaction costs are amortized based on the "units-of-revenue" method in the same manner and over the same period in which the related deferred revenues are recognized as royalty revenues. The amortization expense related to the transaction expenses is included in royalty expenses on the condensed consolidated statements of operations.

3. Stock-based Compensation Expense

        At September 30, 2008, the Company had four stock-based employee compensation plans: the 1991 Stock Option Plan (the "1991 Plan"), the 1994 Stock and Option Plan (the "1994 Plan"), the 1996 Stock and Option Plan (the "1996 Plan") and the 2006 Stock and Option Plan (the "2006 Plan" and together with the 1991 Plan, the 1994 Plan and the 1996 Plan, collectively, the "Stock and Option Plans") and one Employee Stock Purchase Plan (the "ESPP"). On May 15, 2008, the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance under the 2006 Plan of 6,600,000, to a total of 13,902,380 shares of common stock, and an increase in the number of shares of common stock authorized for issuance under the ESPP of 2,000,000. In connection with the Stock and Option Plans, the Company issues stock options and restricted stock awards with service conditions, which are generally the vesting periods of the awards. The Company also issues to certain members of senior management restricted stock awards that vest upon the earlier of the satisfaction of a market condition or a service condition ("PARS").

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Stock-based Compensation Expense (Continued)

        The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock-based compensation expense by type of award:
Stock options	$9,874	$8,479	$29,901	$29,865
Restricted stock (including PARS)	3,649	3,664	11,574	14,692
ESPP issuances	962	829	2,675	2,192

Total stock-based compensation expense	$14,485	$12,972	$44,150	$46,749

Effect of stock-based compensation expense by line item:
Research and development expenses	$12,046	$10,624	$36,734	$38,564
Sales, general and administrative expenses	2,439	2,348	7,416	8,185

Total stock-based compensation expense included in net loss	$14,485	$12,972	$44,150	$46,749

Stock Options

        All stock options awarded during the nine months ended September 30, 2008 and 2007 were awarded with exercise prices equal to the fair market value of the Company's common stock on the date the award was made by the Company's board of directors. Under amendments to the 2006 Plan adopted on May 15, 2008, no options can be issued with an exercise price less than the fair market value on the date of grant.

        The stock options granted during the nine months ended September 30, 2008 included options to purchase 536,625 shares of common stock (the "Contingent Options") at an exercise price of $18.93 per share that were granted to the Company's executive officers on February 7, 2008, subject to ratification by the Company's stockholders. At the Company's 2008 Annual Meeting of Stockholders, the stockholders ratified the Contingent Options as part of the Company's proposal to increase the number of shares authorized for issuance under the 2006 Plan. Under SFAS 123(R), the Contingent Options are deemed for accounting purposes to have been granted on May 15, 2008 (the date of ratification by the Company's stockholders), and the grant date fair value of the Contingent Options is based on a Black-Scholes valuation model based on the fair market value of the Contingent Options on May 15, 2008.

        The options granted during the three and nine months ended September 30, 2008 had a weighted-average grant date fair value per share of $16.97 and $14.33, respectively. The options granted during the three and nine months ended September 30, 2007 had a weighted-average grant date fair value per share of $15.10 and $17.51, respectively.

        In accordance with SFAS 123(R), the Company recorded stock-based compensation expense related to stock options of $9.9 million and $8.5 million, respectively, for the three months ended September 30, 2008 and 2007, and $29.9 million for each of the nine months ended September 30, 2008 and 2007. The stock-based compensation expense related to stock options for the nine months ended

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Stock-based Compensation Expense (Continued)

September 30, 2007 included $1.9 million related to stock options accelerated in connection with an executive officer's severance arrangement. As of September 30, 2008, there was $84.6 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested options granted under the Company's Stock and Option Plans. That expense is expected to be recognized over a weighted-average period of 2.82 years.

Restricted Stock

        The Company recorded stock-based compensation expense of $3.6 million and $3.7 million, respectively, for the three months ended September 30, 2008 and 2007, and $11.6 million and $14.7 million, respectively, for the nine months ended September 30, 2008 and 2007, related to restricted stock, including PARS, outstanding during those periods. The stock-based compensation expense related to restricted stock, including PARS, for the nine months ended September 30, 2008 included $0.6 million related to accelerated vesting of restricted stock awards in connection with an executive officer's anticipated separation from the Company in the fourth quarter of 2008. The stock-based compensation expense related to restricted stock for the nine months ended September 30, 2007 included $1.4 million related to accelerated vesting of restricted stock awards in connection with an executive officer's severance arrangement.

        As of September 30, 2008, there was $29.2 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock granted under the Company's Stock and Option Plans. That expense is expected to be recognized over a weighted-average period of 2.55 years.

Employee Stock Purchase Plan

        The stock-based compensation expense related to the ESPP was $1.0 million and $0.8 million, respectively, for the three months ended September 30, 2008 and 2007, and $2.7 million and $2.2 million, respectively, for the nine months ended September 30, 2008 and 2007. As of September 30, 2008, there was $1.1 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to ESPP shares. That expense is expected to be recognized during the nine month period ending June 30, 2009.

        During the nine months ended September 30, 2008, the Company issued 185,000 shares to employees under the ESPP at an average price paid of $22.55 per share. During the nine months ended September 30, 2007, the Company issued 139,000 shares to employees under the ESPP at an average price paid of $25.80 per share. There were no shares issued to employees under the ESPP during the three months ended September 30, 2008 and 2007.

4. Fair Value of Financial Instruments

        On January 1, 2008, the Company adopted FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a framework for measuring the fair value of assets and liabilities pursuant to GAAP and expands the required disclosure regarding assets and liabilities that are measured at fair value. SFAS 157 became applicable to the Company's financial assets and liabilities on January 1, 2008 and will become applicable to the Company's nonfinancial assets and liabilities on January 1, 2009.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

        SFAS 157 did not change the standard for determining whether assets and liabilities should be recorded at cost or at fair value. For assets and liabilities required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts that form the foundation of the fair value measurement approach. In accordance with SFAS 157, the fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). SFAS 157 establishes the following fair value hierarchy for the use of observable inputs and unobservable inputs in valuing assets and liabilities:

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

        The Company's investment strategy is focused on capital preservation. The Company invests in instruments that meet credit quality standards as outlined in the Company's investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue or type of instrument. Beginning in the fourth quarter of 2007, the Company began to shift its investments to instruments that carry less exposure to market volatility and liquidity pressures. As of September 30, 2008, the majority of the Company's investments are in money market instruments and short-term government guaranteed securities.

        As of September 30, 2008, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs and the Company had no financial liabilities that were subject to fair value measurement. The Company's financial assets valued based on Level 1 inputs consisted of money market instruments, United States Treasury securities and United States government and other agency-backed securities. The Company's money market instruments and United States government and other agency-backed securities are government guaranteed. The Company's financial assets valued based on Level 2 inputs consisted of commercial paper and corporate bonds. The Company's investments in commercial paper and corporate bonds consist of high-grade investments. During the nine months ended September 30, 2008, the Company did not record an impairment charge related to its investments.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Fair Value of Financial Instruments (Continued)

        The following table sets forth the Company's financial assets subject to fair value measurements as of September 30, 2008 (in thousands):

	Fair Value Measurements as of September 30, 2008
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
Financial assets carried at fair value:
Cash equivalents	$506,338	$476,345	$29,993	$—
Marketable securities, available for sale	377,191	149,416	227,775	—
Restricted cash	30,258	30,258	—	—

Total	$913,787	$656,019	$257,768	$—

        The adoption of SFAS 157 did not have a material effect on the Company's condensed consolidated financial statements for the three or nine months ended September 30, 2008.

        In the first quarter of 2008, the Company also adopted the provisions of FASB Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits the Company to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. In the nine months ended September 30, 2008, the Company did not elect to re-measure any of its existing financial assets or liabilities under the provisions of SFAS 159.

5. Comprehensive Loss

        For the three and nine months ended September 30, 2008 and 2007, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(130,044)	$(107,033)	$(317,519)	$(305,528)
Changes in other comprehensive income (loss):
Unrealized holding gains on marketable securities	823	865	1,455	1,121
Reclassification adjustment for realized (gain) loss on marketable securities included in net loss	(414)	1	(1,243)	72
Foreign currency translation adjustment	(381)	38	(418)	78

Total change in other comprehensive income (loss)	28	904	(206)	1,271

Total comprehensive loss	$(130,016)	$(106,129)	$(317,725)	$(304,257)

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Income Taxes

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). At September 30, 2008 and December 31, 2007, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any interest or penalties related to uncertain tax positions at September 30, 2008 and December 31, 2007.

        The Company files United States federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in any major taxing jurisdiction for years before 2004, except where the Company has utilized net operating losses or tax credit carryforwards that originated before 2004. The Company currently is under examination by the Internal Revenue Service with respect to 2006. The Company is not under examination by any other jurisdictions for any tax year.

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

        The Company estimates the restructuring expense in accordance with SFAS 146. The restructuring expense incurred in the three and nine months ended September 30, 2008 and 2007 relates only to the portion of the building that the Company is not occupying and does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

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

        For the three months ended September 30, 2008, the Company recorded restructuring expense of $0.9 million, which was primarily the result of the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended September 30, 2008 was as follows (in thousands):

	Liability as of June 30, 2008	Cash payments in the third quarter of 2008	Cash received from subleases in the third quarter of 2008	Charge in the third quarter of 2008	Liability as of September 30, 2008
Lease restructuring liability	$34,490	$(3,597)	$2,604	$885	$34,382

        For the three months ended September 30, 2007, the Company recorded restructuring expense of $0.9 million, which was primarily the result of the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended September 30, 2007 was as follows (in thousands):

	Liability as of June 30, 2007	Cash payments in the third quarter of 2007	Cash received from subleases in the third quarter of 2007	Charge in the third quarter of 2007	Liability as of September 30, 2007
Lease restructuring liability	$36,314	$(3,171)	$2,104	$882	$36,129

        For the nine months ended September 30, 2008, the Company recorded restructuring expense of $2.7 million, which was primarily the result of the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the nine months ended September 30, 2008 was as follows (in thousands):

	Liability as of December 31, 2007	Cash payments in the first nine months of 2008	Cash received from subleases in the first nine months of 2008	Charge in the first nine months of 2008	Liability as of September 30, 2008
Lease restructuring liability	$35,292	$(10,430)	$6,837	$2,683	$34,382

        For the nine months ended September 30, 2007, the Company recorded restructuring expense of $6.8 million, which was primarily the result of revising certain key estimates and assumptions about

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

7. Restructuring Expense (Continued)

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

8. Equity and Debt Offerings

        On September 23, 2008, the Company completed an offering of 8,625,000 shares of common stock (the "September 2008 Equity Offering"), which were sold at a price of $25.50 per share. This offering resulted in $217.3 million of net proceeds to the Company. The underwriting discount of $2.2 million and other expenses of $0.4 million related to the September 2008 Equity Offering were recorded as an offset to additional paid-in-capital.

        On February 19, 2008, the Company completed concurrent offerings of $287.5 million in aggregate principal amount of 4.75% convertible senior subordinated notes due 2013 (the "2013 Notes") and 6,900,000 shares of common stock (the "February 2008 Equity Offering"), which were sold at a price of $17.14 per share.

        The convertible debt offering resulted in net proceeds of $278.6 million to the Company. The underwriting discount of $8.6 million and other expenses of $0.3 million related to the convertible debt offering were recorded as debt issuance costs and are included in other assets on the Company's condensed consolidated balance sheets. The February 2008 Equity Offering resulted in net proceeds of $112.7 million to the Company. The underwriting discount of $5.3 million and other expenses of $0.2 million related to the February 2008 Equity Offering were recorded as an offset to additional paid-in-capital.

        The 2013 Notes are convertible, at the option of the holder, into common stock at a price equal to approximately $23.14 per share, subject to adjustment. The 2013 Notes bear interest at the rate of 4.75% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2013 Notes on February 15 and August 15 of each year. The 2013 Notes will mature on February 15, 2013.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

8. Equity and Debt Offerings (Continued)

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

        Based on the Company's evaluation of the 2013 Notes in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company determined that the 2013 Notes contain a single embedded derivative. This embedded derivative relates to potential penalty interest payments that could be imposed on the Company for a failure to comply with its reporting obligations pursuant to the 2013 Notes. This embedded derivative required bifurcation as the feature was not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of February 19, 2008, March 31, 2008, June 30, 2008 and September 30, 2008.

        At September 30, 2008, the Company had $287.5 million outstanding in aggregate principal amount of the 2013 Notes. At September 30, 2008, the 2013 Notes had a fair value of $428.0 million as obtained from a quoted market source.

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

        In the first quarter of 2007, the Company called all of the remaining outstanding 2011 Notes for redemption. In response and pursuant to the terms of the 2011 Notes, the holders of all the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Convertible Subordinated Notes Due 2007 and 2011 (Continued)

outstanding 2011 Notes converted, at a price equal to $14.94 per share, their $59.6 million in aggregate principal amount of 2011 Notes into 3,992,473 shares of the Company's common stock. The following items related to the 2007 conversion were recorded as an offset to additional paid-in capital on the Company's condensed consolidated balance sheets: accrued interest, remaining unamortized issuance costs of the converted notes and issuance costs of the common stock.

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

        The Company began earning a royalty from GlaxoSmithKline in 1999 on net sales of Agenerase, in the fourth quarter of 2003 on net sales of Lexiva, and in the third quarter of 2004 on net sales of Telzir. GlaxoSmithKline has the right to terminate its arrangement with the Company without cause upon twelve months' notice. Termination of the collaboration agreement by GlaxoSmithKline will relieve it of its obligation to make further payments under the agreement and will end any license granted to GlaxoSmithKline by the Company under the agreement. In June 1996, the Company and GlaxoSmithKline obtained a worldwide, non-exclusive license under certain G.D. Searle & Co. ("Searle," now owned by Pharmacia/Pfizer) patents in the area of HIV protease inhibition. Searle is paid royalties based on net sales of Agenerase and Lexiva/Telzir.

        On May 30, 2008, the Company entered into a purchase agreement (the "Purchase Agreement") with Fosamprenavir Royalty, L.P. ("Fosamprenavir Royalty") pursuant to which the Company sold, and Fosamprenavir Royalty purchased, the Company's right to receive royalty payments, net of royalty amounts to be earned and due to Searle, arising from sales of Lexiva/Telzir and Agenerase under the Company's 1993 agreement with GlaxoSmithKline, from April 1, 2008 to the end of the term of the collaboration agreement, for a one-time cash payment of $160.0 million. In accordance with the Purchase Agreement, GlaxoSmithKline will make all royalty payments, net of the subroyalty amounts payable to Searle, directly to Fosamprenavir Royalty. The Purchase Agreement also contains other representations, warranties, covenants and indemnification obligations. The Company continues to be obligated for royalty amounts earned and that are due to Searle, however, in connection with this transaction, the Company has instructed GlaxoSmithKline to pay such amounts directly to Searle as they become due.

        The Company classified the proceeds received from Fosamprenavir Royalty as deferred revenues, to be recognized as royalty revenues over the life of the collaboration agreement because of the Company's continuing involvement in the royalty arrangement over the term of the Purchase Agreement. Such continuing involvement, which is required pursuant to covenants contained in the Purchase Agreement, includes overseeing GlaxoSmithKline's compliance with the collaboration agreement, monitoring and defending patent infringement, adverse claims or litigation involving the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

10. Sale of HIV Protease Inhibitor Royalty Stream (Continued)

royalty stream, undertaking to cooperate with Fosamprenavir Royalty's efforts to find a new license partner in the event that GlaxoSmithKline terminates the collaboration agreement, and compliance with the license agreement with Searle, including the obligation to make future royalty payments to Searle. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to Fosamprenavir Royalty and there are no guaranteed rates of return to Fosamprenavir Royalty, the Company has recorded the proceeds as deferred revenues pursuant to EITF 88-18.

        The Company recorded $155.1 million, representing the proceeds of the transaction less the net royalty payable to Fosamprenavir Royalty for the period from April 1, 2008 through the May 30, 2008, as deferred revenues to be recognized as royalty revenues over the life of the collaboration agreement under the "units-of-revenue" method. Under this method, the amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the ratio of the remaining deferred revenue amount to the total estimated remaining net royalties that GlaxoSmithKline is expected to pay Fosamprenavir Royalty over the term of the collaboration agreement by (2) the net royalty payments due to Fosamprenavir Royalty for the period. On May 31, 2008, the Company began recognizing these deferred revenues. In addition, the Company will continue to recognize royalty revenues for the portion of the royalty earned that is due to Searle.

        The Company will recognize royalty expenses in each period based on (i) deferred transaction expenses in the same manner and over the same period in which the related deferred revenues are recognized as royalty revenues plus (ii) the royalties paid by GlaxoSmithKline to Searle on net sales of Agenerase and Lexiva/Telzir for the period.

11. Significant Revenue Arrangements

Janssen Pharmaceutica, N.V.

        In June 2006, the Company entered into a collaboration agreement with Janssen for the development, manufacture and commercialization of telaprevir, the Company's investigational hepatitis C virus protease inhibitor. Under the agreement, Janssen has agreed to be responsible for 50% of the drug development costs incurred under the development program for the parties' territories (North America for the Company, and the rest of the world, other than the Far East, for Janssen) and has exclusive rights to commercialize telaprevir in its territories including Europe, South America, the Middle East, Africa and Australia. Janssen made a $165.0 million up-front license payment to the Company in July 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. Under the agreement, Janssen agreed to make contingent milestone payments, which could total up to $380.0 million if telaprevir is successfully developed, approved and launched as a product. As of September 30, 2008, the Company had earned $100.0 million of these contingent milestone payments under the agreement. The agreement also provides the Company with royalties on any sales of telaprevir in the Janssen territories, with a tiered royalty averaging in the mid-20% range, as a percentage of net sales in the Janssen territories, depending upon successful commercialization of telaprevir. Each of the parties will be responsible for drug supply in their respective territories. However, the agreement provides for the purchase by Janssen from the Company of materials required for Janssen's manufacture of the active pharmaceutical ingredient. In addition, Janssen will be responsible for certain third-party royalties on

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Significant Revenue Arrangements (Continued)

net sales in its territories. Janssen may terminate the agreement without cause at any time upon six months' notice to the Company.

        During the three and nine months ended September 30, 2008, the Company recognized $15.2 million and $98.7 million, respectively, in revenues under the Janssen agreement. The revenues for the three months ended September 30, 2008 included an amortized portion of the up-front payment and net reimbursements from Janssen for telaprevir development costs. The revenues for the nine months ended September 30, 2008 included an amortized portion of the up-front payment, a milestone payment of $45.0 million in connection with the commencement of the Phase 3 clinical trial of telaprevir, a milestone payment of $10.0 million in connection with the commencement of the Phase 2 clinical trial of telaprevir in patients with genotype 2 and genotype 3 HCV infection, and net reimbursements from Janssen for telaprevir development costs. During the three and nine months ended September 30, 2007, the Company recognized $20.4 million and $86.0 million, respectively, in revenues under the Janssen agreement. The revenues for the three months ended September 30, 2007, included an amortized portion of the up-front payment and net reimbursements from Janssen for telaprevir development costs. The revenues for the nine months ended September 30, 2007, included an amortized portion of the up-front payment, a milestone payment of $15.0 million in connection with commencement of patient enrollment in the PROVE 3 clinical trial of telaprevir, and net reimbursements from Janssen for telaprevir development costs.

Merck & Co., Inc.

        In June 2004, the Company entered into a global collaboration with Merck to develop and commercialize Aurora kinase inhibitors for the treatment of cancer. Merck is responsible for worldwide clinical development and commercialization of all compounds developed under the collaboration and will pay the Company royalties on any product sales. Merck may terminate the agreement at any time without cause upon 90 days' advance written notice, except that six months' advance written notice is required for termination at any time when a product has marketing approval in a major market and the termination is not the result of a safety issue. In the third quarter of 2008, the Company recognized a milestone payment from Merck for $6.0 million. In the first quarter of 2007, the Company recognized a milestone payment from Merck for $9.0 million. The Company recognized $6.0 million and $0, respectively, of revenues related to this collaboration in the three months ended September 30, 2008 and 2007, respectively. The Company recognized $6.0 million and $9.0 million, respectively, of revenues related to this collaboration in the nine months ended September 30, 2008 and 2007.

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

        On September 14, 2006, the Company entered into a purchase agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, on February 12, 2008, the Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and on September 18, 2008, the Company entered into an underwriting agreement with Goldman, Sachs & Co. (collectively, the purchase agreements and the underwriting agreements, the "Underwriting Agreements"), as the representative of the several underwriters, if any, named in such agreements, relating to the public offering and sale of shares of the Company's common stock or convertible subordinated notes. The Underwriting Agreement relating to each offering requires the Company to indemnify the underwriters against any loss they may suffer by reason of the Company's breach of representations and warranties relating to that public offering, the Company's failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the prospectus used in connection with that offering, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the offering. The representations, warranties and covenants in the Underwriting Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification arrangements is minimal.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

13. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities accrued at September 30, 2008 or December 31, 2007.

14. Legal Proceedings

        On March 13, 2008, a purported shareholder class action, Waterford Township Police Fire Retirement System v. Vertex Pharmaceuticals Incorporated, et al., was filed in the United States District Court for the District of Massachusetts, naming the Company and certain officers of the Company as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures leading up to its November 2, 2007 press release immediately preceding the American Association for the Study of Liver Diseases meeting, all in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. On April 18, 2008, a further class action complaint based on the same factual allegations and naming the same defendants, but including further allegations of insider trading violations during the class period by three of the Company's officers, was filed in the United States District Court for the District of Massachusetts. These complaints were consolidated into a single lawsuit on May 29, 2008. A consolidated and amended complaint was filed on July 21, 2008, seeking certification as a class action, compensatory damages in an unspecified amount and unspecified equitable or injunctive relief. The Company filed a motion to dismiss that complaint on September 25, 2008. The Company believes that the claims, including the insider trading claims (all of which are based on trades that were made pursuant to plans entered into before the beginning of the class period under Rule 10b5-1), are without merit and intends to contest them vigorously. Moreover, the Company believes, based on information currently available, that the ultimate outcome of these lawsuits will not have a material effect on the Company's consolidated financial statements.

15. Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157. SFAS 157 establishes a common definition for fair value to be applied under GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Issued in February 2008, FASB Staff Position No. SFAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13," removed leasing transactions accounted for under FASB Statement No. 13, "Accounting for Leases," and related guidance from the scope of SFAS 157. Issued in February 2008, FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157," deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for the Company on January 1, 2008, did not have a material effect on the Company's consolidated financial statements. The Company currently is evaluating the effect of SFAS 157 for nonfinancial assets and nonfinancial liabilities on the Company's consolidated financial statements. Please refer to Note 4, "Fair Value of Financial Instruments," for further information.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Recent Accounting Pronouncements (Continued)

        In October 2008, the FASB issued FASB Staff Position No. SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," ("FSP 157-3"), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on the Company's consolidated financial statements.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. Telaprevir, our lead drug candidate, is an oral hepatitis C protease inhibitor and one of the most advanced of a new class of antiviral treatments in clinical development that targets hepatitis C virus, or HCV, infection, a life-threatening disease. Telaprevir is being investigated in a number of concurrent late-stage clinical trials, including ADVANCE, a Phase 3 clinical trial in treatment-naïve patients, and REALIZE, a Phase 3 clinical trial in treatment-experienced patients. Enrollment in ADVANCE is complete, and we expect sustained viral response, or SVR, data from this clinical trial in the first half of 2010. We expect that enrollment in REALIZE will be completed in the first quarter of 2009. We also are developing VX-770, an investigational potentiator compound for the treatment of cystic fibrosis, or CF. In October 2008, we completed a Phase 2a clinical trial of VX-770 in patients with a specific mutation in the gene responsible for the production of the cystic fibrosis transmembrane conductance regulator, or CFTR, protein. Based on the results from this Phase 2a clinical trial, we are engaged in discussions with regulatory authorities in North America and Europe regarding the design of a registration program for VX-770.

        We have built a drug discovery capability that integrates biology, pharmacology, biophysics, chemistry, automation and information technologies in a coordinated manner, with the goal of more efficiently identifying promising drug candidates to address significant unmet medical needs. Using this drug discovery capability we have identified, among other drug candidates: telaprevir; VX-770; VX-809, a second novel drug candidate targeting CF; VX-500 and VX-813, two second-generation HCV protease inhibitors; and VX-509, a novel Janus Kinase 3, or JAK3, inhibitor that targets immune-mediated inflammatory diseases, or IMID. We have a number of other compounds in clinical trials, preclinical studies or research programs, which are being investigated either by us or in collaboration with other pharmaceutical companies. We co-discovered fosamprenavir calcium, an HIV protease inhibitor that is being marketed by GlaxoSmithKline plc as Lexiva in the United States and Telzir in Europe. We are building our drug development, supply chain management and commercialization organizations to prepare for the potential commercial launch of telaprevir and to support the development of other drug candidates, including VX-770, in our pipeline.

        Our net loss for the three months ended September 30, 2008 was $130.0 million, which included stock-based compensation expense of $14.5 million and restructuring expense of $0.9 million. Our cash, cash equivalents and marketable securities were $920.1 million on September 30, 2008. We expect to incur substantial operating losses in the future. We expect that we will need significant additional capital in order to complete the development and commercialization of telaprevir and to continue the development of our other drug candidates.

Business Focus

        We currently are focusing a significant portion of our financial and management resources on the development and potential commercialization of telaprevir. We are conducting a comprehensive global clinical development program for telaprevir in collaboration with Janssen Pharmaceutica, N.V., or Janssen, a Johnson & Johnson company, and Mitsubishi Tanabe Pharma Corporation. This program is designed to support potential registration of telaprevir by us in North America, and by our collaborators in international markets, for treatment-naïve and treatment-experienced patients across a range of HCV genotypes. Although we believe that our development activities and the clinical trial data we have obtained to date have reduced the risks associated with obtaining marketing approval for telaprevir, we cannot be sure that our development of telaprevir will lead successfully to regulatory approval, or that obtaining regulatory approval will lead to commercial success. During the remainder of 2008 and in following years, we expect to invest significant resources to expand our capabilities in clinical development, regulatory affairs, quality control and commercial operations and to build and manage a commercial supply chain as we continue development and prepare for the potential commercial launch of telaprevir. Completing development and successfully commercializing telaprevir in North America will require a substantial additional financial investment over the next several years.

        In addition to telaprevir, we are investing significant research and development resources across a relatively broad array of therapeutic areas, due in part to the high risks associated with the biotechnology and pharmaceutical business and the relatively high potential for failure of any specific effort. This diversification strategy requires more significant financial resources than would be required if we pursued a more limited approach or focused exclusively on telaprevir. In particular, as a result of the promising interim data from the Phase 2a clinical trial of VX-770, we expect to significantly increase our investment in VX-770. We also expect to invest in the development of VX-809, VX-500, VX-813 and VX-509.

Discovery and Development Process

        Discovery and development of a new pharmaceutical product is a lengthy and resource-intensive process, which may take 10 to 15 years or more. Throughout this entire process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, side-effects, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing as a pharmaceutical product. The toxicity characteristics and profile of drug candidates at varying dose levels administered for varying periods of time also are monitored and evaluated during the nonclinical and clinical development process. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, and most drug candidates that do advance into formal development never become commercial products. A drug candidate's failure to progress or advance may be the result of any one or more of a wide range of adverse experimental outcomes including, for example, the lack of sufficient efficacy against the disease target, the lack of acceptable absorption characteristics or other physical properties, difficulties in developing a cost-effective manufacturing or formulation method or the discovery of toxicities or side-effects that are unacceptable for the disease indication being treated or that adversely affect the competitive commercial profile of the drug candidate.

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

        Each of our programs requires a significant investment of financial and personnel resources, time and expertise by us and/or any program collaborators to realize its full clinical and commercial value. Development investment at this stage is subject to the considerable risk that any one or more of our drug candidates will not progress to product registration due to a wide range of adverse experimental outcomes. This could place our entire investment in the drug candidate at risk. While we attempt to stage our investments to mitigate these financial risks, drug discovery and development by its nature is a very risky undertaking and staging of investment is not always possible or desirable. We expect to continue to evaluate and prioritize investment in our clinical development programs based on the emergence of new clinical and nonclinical data in each program for the remainder of 2008 and in subsequent years.

Drug Candidates

  HCV

  Telaprevir Clinical Development

        In October 2008, we completed enrollment of our Phase 3 ADVANCE clinical trial. The ADVANCE trial, which was the first Phase 3 clinical trial for an HCV protease inhibitor, enrolled approximately 1,050 treatment-naïve patients with genotype 1 HCV and is focused on 24-week telaprevir-based treatment regimens utilizing rapid viral response criteria to determine which patients will end all treatment after 24 weeks. We expect to have SVR data from this clinical trial in the first half of 2010.

        In October 2008, our collaborator Tibotec Pharmaceuticals Ltd., or Tibotec, which is a Johnson & Johnson company, began the REALIZE trial, a Phase 3 clinical trial that is expected to enroll approximately 650 patients with genotype 1 HCV who failed to achieve an SVR with prior therapy. Tibotec expects to complete enrollment in this clinical trial in the first quarter of 2009. The three arms in this clinical trial are:

  •
  telaprevir dosed for 12 weeks in combination with pegylated-interferon, or peg-IFN, and ribavirin, or RBV, followed by 36 weeks of treatment with peg-IFN and RBV alone;

  •
  peg-IFN and RBV alone for 4 weeks of treatment, followed by telaprevir dosed for 12 weeks in combination with peg-IFN and RBV, followed by another 32 weeks of peg-IFN and RBV alone; and

  •
  peg-IFN and RBV alone dosed for 48 weeks, which is the control arm.

        The REALIZE trial will include the following patient groups:

  •
  null responders—those patients who achieved less than a 2 log reduction in HCV RNA levels at week 12 of prior therapy;

  •
  partial responders—those patients who achieved at least a 2 log reduction at week 12, but failed to achieve undetectable HCV RNA levels by week 24 of prior therapy; and

  •
  relapsers—those patients who had undetectable HCV RNA at the completion of at least 42 weeks of prior treatment, but relapsed during follow-up.

        We also have begun enrolling patients in a clinical trial that will include evaluation of 24-week and 48-week telaprevir-based combination therapy in treatment- naïve patients infected with genotype 1 HCV. This clinical trial is a randomized, open-label active-controlled trial that is expected to enroll approximately 500 patients. We expect to complete enrollment in this clinical trial during the fourth quarter of 2008 and to have SVR data from this trial in the first half of 2010.

  Telaprevir Clinical Data

        We have completed two Phase 2b clinical trials of telaprevir-based combination therapy in patients with genotype 1 HCV, which enrolled an aggregate of approximately 580 treatment-naïve patients and are referred to as PROVE 1 and PROVE 2. On an intent-to-treat basis, in the 24-week telaprevir-based treatment arms of PROVE 1 and PROVE 2, 61% and 69%, respectively, of patients achieved an SVR. The criteria for SVR in PROVE 1 and PROVE 2 required that the patients have undetectable HCV RNA levels—less than 10 IU/mL as measured by the Roche TaqMan® assay—24 weeks post-treatment. On an intent-to-treat basis, 41% and 46%, respectively, of patients in the control arms of PROVE 1 and PROVE 2 achieved an SVR.

        An undetectable HCV RNA level measured 24 weeks following completion of therapy is the current standard for determining whether a patient has achieved an SVR. For PROVE 1 and PROVE 2, we have SVR data for all of the clinical trial arms. For many of our other clinical trials of telaprevir, we do not yet have final SVR data for all patients in one or more of the clinical trial arms. If SVR data is not available, the data presented may include information concerning undetectable HCV RNA levels at 12 weeks post-treatment, HCV RNA levels at the end-of-treatment and/or on-treatment HCV RNA levels after patients have completed 4, 12, 24 or 36 weeks of treatment.

        SVR is the current standard because prior clinical studies by third parties suggest that most viral relapse occurs in the first 24 weeks after completion of therapy, with very low rates of relapse more than 24 weeks after completion of treatment. In PROVE 2, we had approximately 118 patients in the telaprevir-based treatment arms who achieved an SVR—undetectable HCV RNA 24 weeks after the end-of-treatment—and who were followed out to 48 weeks after the end-of-treatment. Of these, two patients who had discontinued treatment prematurely experienced viral relapse after the 24-week post-treatment SVR assessment. Each of the two late relapsing patients had discontinued treatment after approximately 60 days, and one of these patients was in the PROVE 2 treatment arm that excluded RBV. Early on-treatment HCV RNA measurements taken at 4 and 12 weeks indicate how quickly patients are responding to treatment, but are not completely predictive of later responses because HCV RNA levels may rebound while the patient is still on treatment, resulting in viral breakthrough. In addition, even patients who have undetectable HCV RNA levels at the end-of-treatment may relapse after treatment has been completed.

        We also have reported results of an interim analysis from PROVE 3, a randomized, double-blind, placebo-controlled Phase 2b clinical trial of telaprevir-based combination therapy in patients with genotype 1 HCV who did not achieve SVR with a previous treatment with peg-IFN and RBV. The interim analysis included 115 patients who received treatment with a 24-week telaprevir-based regimen—12 weeks of telaprevir-based triple-combination therapy followed by an additional 12 weeks of peg-IFN and RBV treatment. Of the 115 patients in this treatment arm, 66 were prior non-responders, which includes null responders and partial responders; 40 were prior relapsers; and 9 were prior breakthroughs—patients who had viral rebound during prior treatment. The following table summarizes the results of an interim analysis performed 12 weeks after completion of therapy for the patients in the 24-week telaprevir-based treatment arm of PROVE 3. SVR rates for patients in this clinical trial arm are not yet available.

Patient Group	Total Number of Patients	Number of Patients with Undetectable HCV RNA 12 weeks post-treatment	Percentage of Patients with Undetectable HCV RNA 12 weeks post-treatment
Non-responders (includes null and partial responders)	66	27	41%
Relapsers	40	29	73%
Breakthroughs	9	4	44%

Total	115	60	52%

        In the control arm of PROVE 3, which is evaluating 48 weeks of peg-IFN and RBV only, available data indicate that on an intent-to-treat basis 8% of the 114 patients in the control arm had undetectable HCV RNA at week 12 on-treatment, and 30% had undetectable HCV RNA at week 36. In prior third-party studies of peg-IFN and RBV in treatment-failure patients, the proportion of patients who had undetectable HCV RNA at week 36 on-treatment has been significantly higher than the proportion who ultimately achieved SVR. End-of-treatment and post-treatment data—including SVR rates—are not yet available for the control arm of PROVE 3. Patient dosing has been completed in all arms of PROVE 3 and all patients are now being followed post-treatment.

        In addition to the 24-week telaprevir-based regimen that includes RBV and the 48-week control arm described above, two other treatment regimens are being evaluated in PROVE 3: a 24-week telaprevir-based treatment arm without RBV, and a 48-week treatment arm that includes 24 weeks of telaprevir dosing in combination with peg-IFN and RBV followed by 24 weeks of peg-IFN and RBV alone. The interim PROVE 3 analysis supports the inclusion of RBV in future studies of telaprevir-based regimens in treatment-failure patients, similar to earlier observations in our clinical trials with treatment-naïve subjects. Available on-treatment results from the PROVE 3 treatment arm in which patients received 24 weeks of treatment with telaprevir suggest that additional dosing of telaprevir beyond 12 weeks does not confer additional benefit to patients.

        We also are conducting a clinical trial, referred to as the 107 Study, in patients who did not obtain an SVR in the control arms of the PROVE 1 or PROVE 2 clinical trials. In this clinical trial, these treatment-experienced patients are being treated with telaprevir triple combination therapy for 12 weeks followed by 36 weeks of treatment with peg-IFN and RBV alone. The following table summarizes data from an interim analysis of results from the 107 Study. The interim results include data for patients who have reached the applicable measurement date or would have reached the applicable measurement date, but who discontinued treatment or whose HCV RNA levels became detectable prior to that date.

Patient Group	Total Number of Patients	Percentage of Patients with Undetectable HCV RNA 4 weeks on-treatment	Percentage of Patients with Undetectable HCV RNA 12 weeks on-treatment	Percentage of Patients with Undetectable HCV RNA 24 weeks on-treatment
Null Responders	48	40% (19 of 48)	61% (28 of 46)	43% (18 of 42)
Partial Responders	33	85% (28 of 33)	90% (26 of 29)	82% (18 of 22)
Relapsers	22	91% (20 of 22)	94% (16 of 17)	83% (5 of 6)
Breakthroughs	1	100% (1 of 1)	100% (1 of 1)	0% (0 of 1)

        In our Phase 2 clinical trials, more than 1,000 patients with genotype 1 HCV received a telaprevir-based combination treatment. The adverse event profile has been generally consistent across these clinical trials. The most common adverse events reported more frequently in patients receiving telaprevir have been gastrointestinal events, skin events—rash and pruritus—and anemia. There have been reports of severe rashes in clinical trials involving telaprevir-based treatments. In our Phase 2 clinical trials, the most common reason for discontinuation among patients receiving a telaprevir-based treatment regimen was rash. In PROVE 1 and PROVE 2 rash resulted in treatment discontinuations in approximately 7% of patients in the telaprevir-based treatment arms. Other adverse events reported in our Phase 2 clinical trials were similar in type and frequency to those seen with peg-IFN and RBV treatment.

  Additional Telaprevir Trials

        In the PROVE, ADVANCE and REALIZE clinical trials, the patients in the telaprevir-based treatment arms are being dosed with 750 mg of telaprevir three-times daily. In order to explore the safety and antiviral activity of a twice-daily dosing regimen of telaprevir, Tibotec is conducting the C208 clinical trial, which enrolled approximately 160 treatment-naïve patients infected with genotype 1 HCV. The purpose of the C208 trial is to compare twice-daily dosing regimens of telaprevir—1,125 mg every 12 hours—in combination with peg-IFN and RBV, with three-times daily dosing regimens—750 mg every 8 hours—in combination with peg-IFN and RBV. The following table summarizes the week 4 and week 12 interim data from the C208 trial.

Telaprevir Dosing	Combination Therapy	Total Number of Patients	Percentage of Patients with Undetectable HCV RNA 4 weeks on-treatment	Percentage of Patients with Undetectable HCV RNA 12 weeks on-treatment
750 mg every 8 hours	alfa-2a (PEGASYS)/RBV	40	80%	93%
750 mg every 8 hours	alfa-2b (PEGINTRON)/RBV	42	69%	93%
1,125 mg every 12 hours	alfa-2a (PEGASYS)/RBV	40	83%	83%
1,125 mg every 12 hours	alfa-2b (PEGINTRON)/RBV	39	67%	85%

        In this analysis, four patients in the three-times daily alfa-2a and two patients in the three-times daily alfa-2b treatment arms discontinued treatment due to adverse events and one patient and three patients, respectively, experienced viral breakthrough. In the twice-daily alfa-2a and twice-daily alfa-2b arms, four patients and three patients, respectively, discontinued due to adverse events, and two patients and three patients, respectively, experienced viral breakthrough.

        Tibotec also is conducting two clinical trials of telaprevir in patients with different HCV genotypes. In one of these clinical trials, Tibotec is evaluating telaprevir-based treatment regimens in patients infected with genotype 4 HCV. Tibotec has completed an interim analysis of the second of these trials, which we refer to as the C209 clinical trial. C209 is a clinical trial exploring the viral kinetics of telaprevir in approximately 50 patients with genotype 2 or genotype 3 HCV infection. The interim analysis was conducted after all subjects had completed 2 weeks of telaprevir dosing in combination with peg-IFN and RBV. Preliminary viral kinetic results at the end of week 2 of dosing suggest that telaprevir has substantial antiviral activity against genotype 2 HCV. Analyses of viral dynamics are underway to further characterize the antiviral activity of telaprevir against genotype 2 HCV. Preliminary viral kinetic results at the end of week 2 do not support further investigation of telaprevir in patients with genotype 3 HCV infection.

  Second-generation HCV Protease Inhibitors

        We have completed a Phase 1a clinical trial of VX-500, an investigational HCV protease inhibitor, and have initiated a Phase 1b clinical trial of VX-500 in patients infected with genotype 1 HCV. We expect data from the Phase 1b clinical trial in early 2009. We have also initiated Phase 1 clinical development of another second-generation HCV protease inhibitor, VX-813.

  Cystic Fibrosis

  VX-770 (investigational oral CFTR potentiator for the treatment of cystic fibrosis)

        VX-770 is an investigational drug candidate designed to increase chloride ion transport across cell membranes by partially restoring the activity of defective CFTR proteins. We are focusing clinical development of VX-770 on patients with CF who have the G551D mutation in the gene responsible for the production of the CFTR protein, which is present in approximately four percent of the CF patient population in the United States. Based on the results from our recently completed Phase 2a clinical trial, we are working with regulatory authorities in North America and Europe on the design of a registration program for VX-770 which, if agreed upon, could begin in the first half of 2009.

        The Phase 2a clinical trial of VX-770 enrolled 39 patients with the G551D mutation, 20 of whom were enrolled in Part 1 of the clinical trial and 19 of whom were enrolled in Part 2 of the clinical trial. Patients in Part 1 of this clinical trial were dosed with VX-770 or placebo over 14 day periods. In Part 2 of this Phase 2a clinical trial, patients were dosed over 28 days in the following three arms:

  •
  eight patients received 150 mg of VX-770 twice-daily;

  •
  seven patients received 250 mg of VX-770 twice-daily; and

  •
  four patients received a placebo twice-daily.

Safety (primary endpoint)

        The primary endpoint of the VX-770 Phase 2a clinical trial was safety. In Part 1, observed adverse events were similar between VX-770 and placebo treatment over the dosing period. Two serious adverse events were observed in one patient in Part 1, but were not attributed to VX-770. No serious adverse events were reported and no patients discontinued treatment over the 28-day dosing periods in Part 2 of this clinical trial. In Part 2, all reported adverse advents were mild or moderate in severity. A detailed safety analysis is ongoing.

Lung Function and CFTR Protein Function (secondary endpoints)

        In the VX-770 Phase 2a clinical trial, we measured secondary endpoints of lung function and CFTR protein function. We measured changes in lung function using FEV1, a test of the amount of air that can be exhaled by an individual in one second. FEV1 is the lung function test most commonly used to monitor CF disease progression, which is characterized by progressive decreases in FEV1 values compared to FEV1 values observed in healthy individuals. CFTR activity was evaluated through measurements of sweat chloride and nasal potential difference, or NPD. Elevated sweat chloride levels occur in CF patients and result directly from defective CFTR activity in epithelial cells in the sweat duct. Patients with CF typically have elevated sweat chloride levels that are in excess of 60 mmol/L, compared to normal values of less than 40 mmol/L. NPD assesses several aspects of ion channel activity by measuring voltage changes across the nasal epithelia and is used as a direct measure of CFTR activity and chloride ion movement in upper airway epithelial cells. Typical assessments using NPD of patients with CF show very low CFTR-mediated chloride ion transport in the nasal passage. NPD values that are more negative are indicative of increased CFTR activity.

        In Part 1 of the Phase 2a clinical trial of VX-770, the eight patients who received 150 mg twice-daily over 14 days had a 10.1% improvement in lung function as measured by an increase in FEV1. In these patients, sweat chloride levels had a mean decrease of 42.3 mmol/L from a mean baseline of 95.5 mmol/L over the 14-day dosing period and the NPD component that measures CFTR function decreased by 5.4 mV. There were no statistically significant changes in any of the efficacy measures in the placebo arms of Part 1. The four patients receiving placebo in Part 1 showed a slight decrease in FEV1, no notable change in sweat chloride levels and a -1.74 mV change in NPD.

        A summary of the lung function and CFTR protein function data, including "p-values" from Part 2 of this Phase 2a clinical trial is set forth in the table below. The result of statistical testing is often defined in terms of a "p-value," with a p-value of 0.05 or less generally considered to represent a statistically significant difference.

Number of Patients	Treatment Arm	FEV1 Mean Increase from Baseline at day 28 (p-value)	Sweat Chloride Mean Decrease from Baseline at day 28 (p-value)	Sweat Chloride Baseline	NPD Mean Decrease from Baseline at day 28 (p-value)
8	150 mg	11.6% (p<0.01)	-52.8 mmol/L(p<0.01)	102 mmol/L	-4.3 mV (p<0.05)
7	250 mg	7.4% (p<0.05)	-32.4 mmol/L (p<0.05)	94.9 mmol/L	-10.1 mV (p<0.05)
4	Placebo	7.0% (p=0.13)	+4.8 mmol/L (p=0.38)	98.3 mmol/L	+0.3 mV (p=0.88)

        The pattern of FEV1 response in the VX-770 arms was characterized by a rapid and sustained increase in FEV1 through 28 days. The increase in FEV1 in the placebo arm was not considered statistically significant.

  VX-809 (investigational oral CFTR corrector compound for the treatment of cystic fibrosis)

        We are evaluating VX-809, an investigational corrector compound designed to increase the concentration of CFTR proteins on the cell surface in patients with CFTR mutations that result in trafficking defects. We have completed two Phase 1 clinical trials of VX-809 in healthy volunteers. The first clinical trial was a single and multiple-dose trial. The second was a single-dose clinical trial examining the pharmacokinetics and safety of a solid dosage form of VX-809. Based on the results from these clinical trials, we have initiated a single-dose pharmacokinetics and safety trial of VX-809 in patients with CF. We plan to initiate a Phase 2a clinical trial of VX-809 in the first half of 2009.

  Immune-Mediated Inflammatory Diseases

        VX-509 is a novel oral JAK3 inhibitor that we believe has the potential to be used in multiple IMID indications. We are conducting a Phase 1a clinical trial of VX-509.

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

        Our pipeline also includes the following drug candidates that are being developed by our collaborators:

  •
  Aurora kinase inhibitors that are being investigated by Merck for oncology indications. In the second quarter of 2008, Merck initiated a Phase 1 clinical trial of MK-5108 (VX-689) in patients with advanced and/or refractory tumors. In the third quarter of 2008, Merck selected additional Aurora kinase inhibitors for possible development.

  •
  AVN-944 (VX-944), which is being investigated by Avalon Pharmaceuticals for oncology indications.

Financing Strategy

        At September 30, 2008, we had $920.1 million of cash, cash equivalents and marketable securities, which was an increase of $452.3 million from $467.8 million at December 31, 2007. This increase was the result of net proceeds of $391.3 million from the sale in February 2008 of 6,900,000 shares of our common stock and $287.5 million in aggregate principal amount of our 4.75% convertible senior subordinated notes due 2013, which we refer to as the 2013 Notes; gross cash proceeds of $160.0 million we received in May 2008 in connection with the sale of our right to receive future royalty payments arising from sales of Lexiva/Telzir and Agenerase under our 1993 agreement with GlaxoSmithKline; and net proceeds of $217.3 million from the sale in September 2008 of 8,625,000 shares of our common stock. These cash inflows were partially offset by cash used to fund our operations during the nine months ended September 30, 2008 and the repayment of a $20.0 million collaborator development loan in May 2008. As a result of the royalty sale transaction, we will not receive future cash royalty payments related to HIV protease inhibitors.

        We have incurred losses from our inception and expect to continue to incur losses at least until we obtain approval and successfully commercialize a product, if we ever do. Therefore, we are dependent in large part on our continued ability to raise significant funding to finance our research and development operations, our creation of a drug supply and commercial infrastructure and our overhead, and to meet our long-term contractual commitments and obligations. To date, we have secured funds principally through capital market transactions, strategic collaborative agreements, proceeds from the disposition of assets, investment income and the issuance of common stock under our employee benefit plans.

        We expect that our current cash, cash equivalents and marketable securities, in addition to amounts we expect to receive from our collaborators under existing contractual agreements, will be sufficient to fund our operations for at least the next twelve months. We expect that we will need significant additional capital in order to complete the development and any commercialization of telaprevir and to continue the development of our other drug candidates, including VX-770. We may raise additional capital from public offerings or private placements of our securities or other methods of financing. We cannot be sure that any such financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, or at all, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs, including clinical trials, incur significant cash exit costs, or attempt to obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain of our technologies or drug candidates.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. There were no material changes during the nine months ended September 30, 2008 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2007, except:

  •
  In May 2008, we entered into a purchase agreement with Fosamprenavir Royalty, L.P. pursuant to which we sold, and Fosamprenavir Royalty purchased, our right to receive royalty payments, net of subroyalty amounts payable to a third party, arising from sales of Lexiva/Telzir and Agenerase under our 1993 agreement with GlaxoSmithKline, for a one-time cash payment of $160.0 million. We deferred the recognition of $155.1 million of revenues in connection with this sale. On May 31, 2008, we began recognizing these deferred revenues under the "units-of-revenue" method. Under this method, the amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the ratio of the remaining deferred revenue amount to the total estimated remaining net royalties that GlaxoSmithKline is expected to pay Fosamprenavir Royalty over the term of the agreement by (2) the net royalty payments due to Fosamprenavir Royalty for the period. Estimating the total remaining net royalties that GlaxoSmithKline will pay to Fosamprenavir Royalty requires the use of subjective estimates and assumptions, including estimates regarding the size of the potential market for HIV protease inhibitors, the competitive position of the HIV protease inhibitors with respect to currently approved drugs and drugs that may be approved in the future and the pricing of Lexiva/Telzir. Changes in the estimate of the total remaining net royalties that GlaxoSmithKline will pay to Fosamprenavir Royalty could have a material effect on the amount of royalty revenues we recognize in a particular period.

  •
  The estimates related to our investment in Altus Pharmaceuticals Inc. do not relate to the periods presented in this Quarterly Report on Form 10-Q.

Results of Operations—Three and Nine Months Ended September 30, 2008 Compared with Three and Nine Months Ended September 30, 2007

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %
	(in thousands)				(in thousands)
Revenues	$31,609	$41,014	$(9,405)	(23)%	$142,693	$148,020	$(5,327)	(4)%
Costs and expenses	162,237	154,809	7,428	5%	463,538	476,064	(12,526)	(3)%
Net interest income	584	6,762	(6,178)	(91)%	3,326	22,516	(19,190)	(85)%

Net loss	$(130,044)	$(107,033)	$23,011	21%	$(317,519)	$(305,528)	$11,991	4%

        The $23.0 million, or 21%, increase in our net loss for the third quarter of 2008 as compared to the third quarter of 2007 was the result of decreases in our revenues and net interest income as well as an increase in our costs and expenses. The $12.0 million, or 4%, increase in our net loss for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was the result of decreases in our revenues and net interest income partially offset by a decrease in our costs and expenses. Our revenues for the third quarter of 2008 were substantially lower than for the previous quarters of 2008 because of the sale of our HIV royalty stream in the second quarter of 2008 and the occurrence in that quarter of the recognition of a significant milestone payment from Janssen. In addition, our costs and expenses in the third quarter of 2008 were $1.3 million greater than in the second quarter of 2008 and $21.8 million greater than in the first quarter of 2008.

        Our net loss for the three months ended September 30, 2008 was $0.93 per basic and diluted common share compared to $0.82 per basic and diluted common share for the three months ended September 30, 2007. This increase in net loss per common share for the third quarter of 2008 compared to the third quarter of 2007 was the result of the increased net loss for the period in 2008 partially offset by the increase in the basic and diluted weighted-average number of common shares outstanding from 130.0 million to 140.1 million, primarily due to our common stock offering in February 2008. Our net loss for the nine months ended September 30, 2008 was $2.30 per basic and diluted common share compared to a net loss of $2.38 per basic and diluted common share for the nine months ended September 30, 2007. This decrease in net loss per common share in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was a result of the increase in the basic and diluted weighted-average number of common shares outstanding from 128.4 million to 137.8 million, partially offset by an increase in our net loss for the period in 2008.

        Our costs and expenses in the three and nine months ended September 30, 2008 and 2007 included the following stock-based compensation expense and restructuring expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Stock-based compensation expense	$14,485	$12,972	$44,150	$46,749
Restructuring expense	$885	$882	$2,683	$6,843

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %
	(in thousands)				(in thousands)
Royalty revenues	$7,763	$12,522	$(4,759)	(38)%	$28,355	$33,285	$(4,930)	(15)%
Collaborative and other research and development revenues	23,846	28,492	(4,646)	(16)%	114,338	114,735	(397)	0%

Total revenues	$31,609	$41,014	$(9,405)	(23)%	$142,693	$148,020	$(5,327)	(4)%

        Our total revenues in recent periods have depended primarily on collaborative and other research and development revenues. On a quarterly basis our collaborative and other research and development revenues have fluctuated significantly based on the timing of recognition of significant milestone payments and the level of reimbursement we have received for our development programs.

  Collaborative and Other Research and Development Revenues

        The table presented below is a summary of revenues from collaborative arrangements for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Janssen	$15,239	$20,419	$98,725	$85,957
Merck	6,000	—	6,000	9,000
Other	2,607	8,073	9,613	19,778

Total collaborative and other research and development revenues	$23,846	$28,492	$114,338	$114,735

        The $4.6 million, or 16%, decrease in our collaborative and other research and development revenues in the third quarter of 2008 compared to the third quarter of 2007 was the result of decreases in net reimbursable revenues from our Janssen collaboration and our other collaborative arrangements partially offset by a $6.0 million increase in revenues from our Merck collaboration. The $0.4 million decrease in our collaborative and other research and development revenues in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 represented a less than 1% decrease in total collaborative and other research and development revenues. This decrease in total collaborative and other research and development revenues was the result of a $12.8 million increase in our revenues from our Janssen collaboration offset by a $3.0 million decrease in our revenues from Merck and a $10.2 million decrease in our revenues from other collaborations.

        Our revenues from the Janssen collaboration in each period consist of:

  •
  development milestone payments, if any, recognized in the period;

  •
  net reimbursements from Janssen for development costs of telaprevir; and

  •
  an amortized portion of the $165.0 million up-front payment.

        Net reimbursements in three months ended September 30, 2008 decreased as compared to the three months ended September 30, 2007 as a result of our lower reimbursable external expenses related to telaprevir clinical trials and of Janssen's increased reimbursable expenses associated with the clinical trials being led by Tibotec. In both the nine months ended September 30, 2008 and the nine months ended September 30, 2007, we recognized significant milestone payments from Janssen. In 2008, we recognized a $45.0 million milestone payment in the second quarter and a $10.0 million milestone payment in the first quarter. In the first quarter of 2007, we recognized a $15.0 million milestone payment. Partially offsetting the increased telaprevir milestone revenues in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 were decreased net reimbursements from Janssen. The decreased net reimbursements in nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 were the result of our lower reimbursable external expenses related to telaprevir clinical trials and of Janssen's increased reimbursable expenses associated with the clinical trials being led by Tibotec. The principal remaining milestones under our agreement with Janssen relate to filing for marketing authorization for telaprevir with the European Medicines Evaluation Agency and the launch of telaprevir in the European Union. During the fourth quarter of 2008, we expect to continue to recognize revenue from net reimbursements from Janssen for telaprevir development costs and an amortized portion of the $165.0 million up-front payment.

        Our revenues from Merck and our other collaborative arrangements decreased in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. A portion of the decrease was attributable to a $3.0 million decrease in our revenues from milestone payments under our Merck collaboration. In addition, our revenues related to reimbursement of research and development activities decreased in the three and nine months ended September 30, 2008 in comparison to the same periods in 2007 as a result of the completion of activities under our collaboration agreement with Cystic Fibrosis Foundation Therapeutics Incorporated in the first half of 2008.

  Royalty Revenues

        Our royalty revenues relate to sales of the HIV protease inhibitors Lexiva/Telzir and Agenerase by GlaxoSmithKline. Until May 30, 2008, these royalty revenues were based on actual and estimated worldwide net sales of Lexiva/Telzir and Agenerase. On May 30, 2008, we sold our right to receive future royalties from GlaxoSmithKline with respect to these HIV protease inhibitors, excluding the amount necessary to pay a third party a subroyalty on these net sales, for a one-time cash payment of $160.0 million. We deferred the recognition of $155.1 million of revenues in connection with this sale. We are recognizing these deferred revenues over the term of our agreement with GlaxoSmithKline under the "units-of-revenue" method. In addition, we will continue to recognize royalty revenues equal to the third-party subroyalty and to recognize a corresponding royalty expense for the third-party subroyalty. The $4.8 million, or 38%, decrease in royalty revenues in the third quarter of 2008 compared to the third quarter of 2007 resulted from the sale of our HIV royalty stream in the second quarter of 2008. We believe that the royalty revenues we recognized in the third quarter of 2008 are indicative of the royalty revenues related to Lexiva/Telzir that we expect to recognize in upcoming quarterly periods.

Costs and Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %
	(in thousands)				(in thousands)
Royalty expenses	$4,194	$3,562	$632	18%	$11,471	$10,232	$1,239	12%
Research and development expenses	129,968	128,949	1,019	1%	371,682	397,714	(26,032)	(7)%
Sales, general and administrative expenses	27,190	21,416	5,774	27%	77,702	61,275	16,427	27%
Restructuring expense	885	882	3	0%	2,683	6,843	(4,160)	(61)%

Total costs and expenses	$162,237	$154,809	$7,428	5%	$463,538	$476,064	$(12,526)	(3)%

        Our costs and expenses primarily relate to our research and development expenses and our sales, general and administrative expenses. We continue to increase our employee base, particularly in our development and commercialization organizations, leading to increases in expenses relating to our workforce. Our total costs and expenses increased $7.4 million, or 5%, in the third quarter of 2008 as compared to the third quarter of 2007. However, our total costs and expenses decreased by $12.5 million, or 3%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, as a result of the timing of external expenses related to our clinical trials and our commercial supply investment in telaprevir.

  Research and Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %
	(in thousands)				(in thousands)
Research expenses	$42,286	$40,291	$1,995	5%	$125,252	$122,905	$2,347	2%
Development expenses	87,682	88,658	(976)	(1)%	246,430	274,809	(28,379)	(10)%

Total research and development expenses	$129,968	$128,949	$1,019	1%	$371,682	$397,714	$(26,032)	(7)%

        The slight increase in our total research and development expenses in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was a result of a $2.0 million increase in research expenses partially offset by a $1.0 million decrease in development expenses. The $26.0 million decrease in total research and development expenses in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was the result of decreased development expenses partially offset by a small increase in research expenses.

  Research Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$14,211	$12,543	$1,668	13%	$40,962	$37,706	$3,256	9%
Stock-based compensation expense	4,998	4,833	165	3%	15,163	17,736	(2,573)	(15)%
Laboratory supplies and other direct expenses	6,075	5,813	262	5%	18,770	18,039	731	4%
Contractual services	1,683	1,990	(307)	(15)%	6,232	5,554	678	12%
Infrastructure costs	15,319	15,112	207	1%	44,125	43,870	255	1%

Total research expenses	$42,286	$40,291	$1,995	5%	$125,252	$122,905	$2,347	2%

        The $2.0 million increase in total research expenses in the three months ended September 30, 2008 compared to the same period in 2007 was primarily related to an increase in salary and benefits. The $2.3 million increase in total research expenses in the nine months ended September 30, 2008 compared to the same period in 2007 was the result of increases in salary and benefits, laboratory supplies and other direct expenses, and contractual services partially offset by a decrease in stock-based compensation expense. Most of our research expenses relate to employee expenses and infrastructure costs and are not dependent on the timing of clinical development activities.

  Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %	2008	2007	Increase/ (Decrease) $	Increase/ (Decrease) %
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$18,914	$13,489	$5,425	40%	$52,050	$36,815	$15,235	41%
Stock-based compensation expense	7,048	5,791	1,257	22%	21,571	20,828	743	4%
Laboratory supplies and other direct expenses	8,541	7,315	1,226	17%	25,310	20,891	4,419	21%
Contractual services	27,188	33,068	(5,880)	(18)%	78,469	91,601	(13,132)	(14)%
Commercial supply investment in telaprevir	6,461	14,509	(8,048)	(55)%	15,268	65,047	(49,779)	(77)%
Infrastructure costs	19,530	14,486	5,044	35%	53,762	39,627	14,135	36%

Total development expenses	$87,682	$88,658	$(976)	(1)%	$246,430	$274,809	$(28,379)	(10)%

        Our development expenses decreased by $1.0 million, or 1%, in the third quarter of 2008 as compared to the third quarter of 2007. This decrease in our development expenses was the result of the $8.0 million decrease in commercial supply investment in telaprevir and $5.9 million decrease in contractual services, which was partially offset by increased expenses related to our increased headcount and increased infrastructure costs. The number of employees in our development group increased by 30% from the third quarter of 2007 to the third quarter of 2008 primarily as a result of hiring in our clinical development and quality assurance departments. Our development expenses decreased by

$28.4 million, or 10%, in the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. This decrease in our development expenses was the result of a $49.8 million decrease in commercial supply investment in telaprevir, which has fluctuated significantly quarter-to-quarter over the past two years, and a $13.1 million decrease in contractual services, which were partially offset by increased expenses related to our increased headcount and increased infrastructure costs.

        To date we have incurred in excess of $2.6 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available. The most significant costs associated with drug discovery and development are those costs associated with Phase 2 and Phase 3 clinical trials. Given the uncertainties related to development, we currently are unable to reliably estimate when, if ever, our drug candidates will generate revenues and net cash inflows.

  Sales, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	Increase $	Increase %	2008	2007	Increase $	Increase %
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$27,190	$21,416	$5,774	27%	$77,702	$61,275	$16,427	27%

        The increase in sales, general and administrative expenses in the three and nine months ended September 30, 2008 compared to the same periods in 2007 is the result of increased headcount in support of our growth as we advance our drug candidates, particularly telaprevir, into late-stage development. We expect that our sales, general and administration expenses for all of 2008 will be significantly higher than in 2007, because we are continuing to build our capabilities to support the potential commercialization of our pharmaceutical products, particularly telaprevir.

  Royalty Expenses

        Royalty expenses increased $0.6 million, or 18%, in the third quarter of 2008, compared to the third quarter of 2007, and by $1.2 million, or 12%, in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Royalty expenses primarily relate to a subroyalty payable to a third party on net sales of Lexiva/Telzir and Agenerase. The subroyalty results in both a royalty expense and corresponding royalty revenues. We expect to continue to recognize this subroyalty as an expense in future periods.

  Restructuring Expense

        We recorded restructuring expense of $0.9 million for each of the three months ended September 30, 2008 and 2007. We recorded restructuring expense of $2.7 million for the nine months ended September 30, 2008 compared to $6.8 million for the nine months ended September 30, 2007. The restructuring expense in all periods included imputed interest cost related to the restructuring liability associated with our Kendall Square lease. The decrease in restructuring expense for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily the result of a revision, in the first quarter of 2007, of certain key estimates and assumptions about building operating costs for the remaining period of the lease commitment, for which there was no corresponding revision in the nine months ended September 30, 2008. The lease restructuring liability was $34.4 million as of September 30, 2008.

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

Non-Operating Items

        Interest income decreased $2.9 million, or 39%, to $4.4 million for the three months ended September 30, 2008 from $7.3 million for the three months ended September 30, 2007. Interest income decreased $11.9 million, or 48%, to $12.9 million for the nine months ended September 30, 2008 from $24.8 million for the nine months ended September 30, 2007. The decreases are a result of lower portfolio yields during the 2008 periods partially offset by higher average levels of invested funds in 2008. Our cash, cash equivalents and marketable securities yielded approximately 2% on an annual basis in the third quarter of 2008 compared to approximately 5% in the third quarter of 2007.

        Interest expense increased $3.3 million, or 672%, to $3.8 million for the three months ended September 30, 2008 from $0.5 million for the three months ended September 30, 2007. Interest expense increased $7.3 million, or 318%, to $9.6 million for the nine months ended September 30, 2008 from $2.3 million for the nine months ended September 30, 2007. These increases were the result of the increase in the amount of our outstanding convertible debt from our issuance of $287.5 million in aggregate principal amount of 2013 Notes in February 2008. We expect interest expense to be higher during the fourth quarter of 2008 as compared to 2007 due to our increased debt.

Liquidity and Capital Resources

        We have incurred operating losses since our inception and historically have financed our operations principally through public and private offerings of our equity and debt securities, strategic collaborative agreements that include research and/or development funding, development milestones and royalties on the sales of products, strategic sales of assets or businesses, investment income and proceeds from the issuance of common stock under our employee benefit plans. We expect that we will require significant additional capital in order to commercialize telaprevir and continue our planned activities in other areas.

        At September 30, 2008, we had cash, cash equivalents and marketable securities of $920.1 million, which was an increase of $452.3 million from $467.8 million at December 31, 2007. The increase was primarily a result of the $391.3 million of net proceeds from the offerings of common stock and 2013 Notes that we completed in February 2008; the proceeds we received from the sale of our HIV royalty stream in May 2008; and $217.3 million of net proceeds from the September 2008 offering of common stock. In addition, we received milestone and other payments from our collaborators and $18.4 million from the issuance of common stock under our employee benefits plans. These cash inflows were partially offset by cash expenditures we made in the nine months ended September 30, 2008 related to, among other things, research and development expenses and sales, general and administrative expenses and the repayment in May 2008 of a $20.0 million loan, which was outstanding under the loan facility established under our collaboration with Novartis Pharma AG. Capital expenditures for property and equipment during the nine months ended September 30, 2008 were $25.6 million.

        At September 30, 2008, we had outstanding $287.5 million in aggregate principal amount of our 2013 Notes. The 2013 Notes bear interest at the rate of 4.75% per annum, and we are required to make semi-annual interest payments on the outstanding principal balance of the 2013 Notes on February 15 and August 15 of each year. The 2013 Notes will mature on February 15, 2013. The 2013 Notes are convertible, at the option of the holder, into our common stock at a price equal to approximately $23.14 per share, subject to adjustment. On or after February 15, 2010, we may redeem the 2013 Notes at our option, in whole or in part, at the redemption prices stated in the indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

        Our accrued restructuring expense of $34.4 million at September 30, 2008 relates to the portion of the facility that we lease in Kendall Square that we do not intend to occupy and includes other related lease obligations, recorded at net present value. In the nine months ended September 30, 2008, we made cash payments of $10.4 million against the accrued expense and received $6.8 million in sublease rental payments. During the fourth quarter of 2008, we expect to make additional cash payments of $3.6 million against the accrued expense and receive $1.4 million in sublease rental payments. We review our estimates underlying our accrued restructuring expense at least on a quarterly basis, and the amount of the accrued expense, and consequently any expected future payment, could change with any change in our estimates.

        We expect to maintain our substantial investment in research at levels generally comparable to our level of investment in 2007. We also expect to continue to make significant investments in our development pipeline, particularly in clinical trials of telaprevir and VX-770, in our effort to prepare for potential registration, regulatory approval and commercial launch of telaprevir, and in clinical trials for our other drug candidates. We expect to make a significant investment in the commercial supply of telaprevir, in advance of obtaining regulatory marketing approval, in order to have sufficient quantities of drug product from our third-party manufacturers to support a timely commercial product launch if we are successful in completing the development of telaprevir and obtaining marketing approval. As a result, we expect to incur future losses on a quarterly and annual basis.

        The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our drug candidates and our decisions regarding manufacturing and commercial investments.

        While we believe that our current cash, cash equivalents and marketable securities, in addition to amounts we expect to receive from our collaborators under existing contractual obligations, will be sufficient to fund our operations for at least the next twelve months. We expect that we will need significant additional capital in order to complete the development and commercialization of telaprevir and to continue the development of our other drug candidates, including VX-770. We may raise additional capital through public offerings or private placements of our securities, securing new collaborative agreements, or other methods of financing. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past. We also will continue to manage our capital structure and consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs or attempt to obtain funds through arrangements that may require us to relinquish rights to certain of our technologies or drug candidates.

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

Recent Accounting Pronouncements

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied under GAAP requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. Issued in February 2008, FASB Staff Position No. SFAS 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" removed leasing transactions accounted for under FASB Statement No. 13 and related guidance from the scope of SFAS 157. Issued in February 2008, FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157," deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS 157 for financial assets and financial liabilities, effective for us on January 1, 2008, did not have a material effect on our consolidated financial statements. We currently are evaluating the effect of SFAS 157 for nonfinancial assets and nonfinancial liabilities on our consolidated financial statements.

        In October 2008, the FASB issued FASB Staff Position No. SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active," ("FSP 157-3"), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of FSP 157-3 did not have a material effect on our consolidated financial statements.

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

        In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 will be effective for us beginning on January 1, 2009. We currently are evaluating the effect of SFAS 161 on our consolidated financial statements.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of September 30, 2008, our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

        See Note 14 of the condensed consolidated financial statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

OUR OUTSTANDING INDEBTEDNESS MAY MAKE IT MORE DIFFICULT TO OBTAIN ADDITIONAL FINANCING OR REDUCE OUR FLEXIBILITY TO ACT IN OUR BEST INTERESTS.

        As of September 30, 2008, we had outstanding $287.5 million in aggregate principal amount of 4.75% convertible senior subordinated notes due 2013. The level of our indebtedness could affect us by:

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

  •
  our expectations regarding the number of patients that will be evaluated, the trial design that will be utilized, the anticipated date by which enrollment will be completed and the expected date by which SVR data, interim data and/or final data will be available and/or publicly announced for our ADVANCE Phase 3 clinical trial, the REALIZE Phase 3 clinical trial, the other ongoing or planned clinical trials of telaprevir, the Phase 1 clinical trials and Phase 2a clinical trials of VX-809, the Phase 1b clinical trial of VX-500 and the Phase 1 clinical trial of VX-813, and the clinical trials being conducted by our collaborators of drug candidates for the treatment of cancer;

  •
  expectations regarding our net loss, revenues and costs and expenses in future periods as compared to previous periods;

  •
  the data that will be generated by ongoing and planned clinical trials, and the ability to use that data for the design and initiation of further clinical trials and to support regulatory filings, including potentially applications for marketing approval for telaprevir and VX-770;

  •
  our ability to potentially register telaprevir for marketing across a range of genotypes and patient populations;

  •
  our intention to work with regulatory authorities in North America and Europe to design a registration program for VX-770, which, if approved, could begin the first half of 2009;

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

  •
  the focus of our drug development efforts and our financial and management resources and our plan to invest significant resources in telaprevir and our other drug candidates;

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

        Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the SEC on February 11, 2008, and updated and supplemented by "Part II—Item 1A—Risk Factors" of this Quarterly Report on Form 10-Q. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced Plans or Programs	Maximum Number of Shares that may yet be purchased under publicly announced Plans or Programs
July 1, 2008 to July 31, 2008	7,504	$0.01	—	—
August 1, 2008 to August 31, 2008	21,847	$0.01	—	—
September 1, 2008 to September 30, 2008	15,813	$0.01	—	—

        Under the terms of our 1996 Stock and Option Plan and 2006 Stock and Option Plan, we may award shares of restricted stock to our employees and consultants. These shares of restricted stock typically are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient's service to us is terminated. If we exercise this right, we are required to repay the purchase price paid per share by or on behalf of the recipient for the repurchased restricted shares, which typically is the par value per share of $0.01. Repurchased shares are returned to the applicable Stock and Option Plan under which they were issued. Shares returned to the 2006 Stock and Option Plan are available for future awards under the terms of that plan.

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

November 5, 2008	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)