Form 10-Q
period 2009-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2009-05-11
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2009
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share Class	173,125,133 Outstanding at May 6, 2009

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

        "We," "us," the "Company" and "Vertex" as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.

        "Vertex" is a registered trademark of Vertex. "Agenerase," "Lexiva" and "Telzir" are registered trademarks of GlaxoSmithKline plc. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I.    Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$602,199	$389,115
Marketable securities, available for sale	266,987	442,986
Accounts receivable	16,702	23,489
Prepaid expenses and other current assets	16,285	11,991

Total current assets	902,173	867,581

Restricted cash	30,258	30,258
Property and equipment, net	66,601	68,331
Intangible assets	525,900	—
Goodwill	26,883	—
Other assets	14,068	14,309

Total assets	$1,565,883	$980,479

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$22,700	$51,760
Accrued expenses and other current liabilities	89,394	94,203
Accrued interest	1,707	5,349
Deferred revenues, current portion	37,679	37,678
Accrued restructuring expense, current portion	6,564	6,319
Other obligations	21,255	21,255

Total current liabilities	179,299	216,564

Accrued restructuring expense, excluding current portion	28,247	27,745
Convertible senior subordinated notes (due February 2013)	287,500	287,500
Deferred revenues, excluding current portion	201,483	209,796
Deferred tax liability	162,503	—

Total liabilities	859,032	741,605

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at March 31, 2009 and December 31, 2008; 172,986,175 and 151,245,384 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,707	1,494
Additional paid-in capital	2,914,278	2,281,817
Accumulated other comprehensive income	1,143	3,168
Accumulated deficit	(2,210,277)	(2,047,605)

Total stockholders' equity	706,851	238,874

Total liabilities and stockholders' equity	$1,565,883	$980,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenues:
Royalty revenues	$6,140	$10,851
Collaborative and other research and development revenues	17,839	30,824

Total revenues	23,979	41,675
Costs and expenses:
Royalty expenses	3,576	3,576
Research and development expenses	143,581	116,273
Sales, general and administrative expenses	28,520	19,932
Restructuring expense	2,402	630
Acquisition-related expenses	7,793	—

Total costs and expenses	185,872	140,411

Loss from operations	(161,893)	(98,736)
Interest income	2,599	4,496
Interest expense	(3,378)	(1,914)

Net loss	$(162,672)	$(96,154)

Basic and diluted net loss per common share	$(1.04)	$(0.72)

Basic and diluted weighted-average number of common shares outstanding	155,860	134,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(162,672)	$(96,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,164	7,498
Stock-based compensation expense	22,277	13,072
Other non-cash based compensation expense	1,170	945
Loss on disposal of property and equipment	2,056	—
Realized gain on marketable securities	—	(147)
Changes in operating assets and liabilities, excluding the effect of an acquisition:
Accounts receivable	6,785	6,495
Prepaid expenses and other current assets	(3,254)	(4,810)
Accounts payable	(29,575)	(1,469)
Accrued expenses and other current liabilities	(18,303)	(24,692)
Accrued restructuring expense	747	(483)
Accrued interest	(3,642)	1,707
Deferred revenues	(8,312)	(7,497)

Net cash used in operating activities	(185,559)	(105,535)
Cash flows from investing activities:
Purchases of marketable securities	—	(174,718)
Sales and maturities of marketable securities	174,006	29,178
Payment for the acquisition of ViroChem, net of cash acquired	(87,422)	—
Expenditures for property and equipment	(6,579)	(5,494)
Other assets	172	(370)

Net cash provided by (used in) investing activities	80,177	(151,404)
Cash flows from financing activities:
Issuances of common stock from employee benefit plans, net	5,418	1,910
Issuances of common stock from stock offerings, net	313,250	112,069
Issuances of convertible senior subordinated notes (due February 2013), net	—	278,000

Net cash provided by financing activities	318,668	391,979
Effect of changes in exchange rates on cash	(202)	(7)

Net increase in cash and cash equivalents	213,084	135,033
Cash and cash equivalents—beginning of period	389,115	355,663

Cash and cash equivalents—end of period	$602,199	$490,696

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,828	$—
Fair value of common stock issued to acquire ViroChem	$290,557	$—

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2009 and 2008.

        The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ending December 31, 2009. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 that was filed with the Securities and Exchange Commission (the "SEC") on February 17, 2009.

        On March 12, 2009, Vertex acquired ViroChem Pharma Inc. ("ViroChem"). The Company consolidated ViroChem's operating results with those of Vertex beginning on the date of the acquisition. See Note 9, "Acquisition of ViroChem Pharma Inc.," for additional information regarding the acquisition.

2. Accounting Policies

Reclassification in the Preparation of Financial Statements

        Certain amounts in prior period financial statements have been reclassified to conform to the current presentation. The reclassifications had no effect on the reported net loss.

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

	At March 31,
	2009	2008
	(in thousands, except per share amounts)
Stock options	18,612	16,259
Weighted-average exercise price (per share)	$29.83	$28.00
Convertible notes	12,425	12,425
Conversion price (per share)	$23.14	$23.14
Unvested restricted shares	2,268	1,929

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

Research and Development Expenses

        All research and development expenses, including amounts funded by research and development collaborations, are expensed as incurred. Pursuant to Emerging Issues Task Force ("EITF") Issue No. 07-3, "Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities," the Company defers and capitalizes nonrefundable advance payments made by the Company for research and development activities until the related goods are delivered or the related services are performed.

        Research and development expenses are comprised of costs incurred by the Company in performing research and development activities, including salary and benefits; stock-based compensation expense; laboratory supplies and other direct expenses; contractual services, including clinical trial and pharmaceutical development costs; commercial supply investment in telaprevir; and infrastructure costs, including facilities costs and depreciation expense. The Company evaluates periodically whether a portion of its commercial supply investment may be capitalized as inventory. Generally, inventory may be capitalized if it is probable that future revenues will be generated from the sale of the inventory and that these revenues will exceed the cost of the inventory. The Company is continuing to expense all of its commercial supply investment due to the high risk inherent in drug development.

        The Company's collaborators have funded portions of the Company's research and development programs related to specific drug candidates and research targets, including telaprevir in the three

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Accounting Policies (Continued)

months ended March 31, 2009 and telaprevir and certain cystic fibrosis research targets in the three months ended March 31, 2008. The Company's collaborative and other research and development revenues were $17.8 million and $30.8 million, respectively, for the three months ended March 31, 2009 and 2008. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were $49.1 million and $34.7 million, respectively, for the three months ended March 31, 2009 and 2008.

Restructuring Expense

        The Company records costs and liabilities associated with exit and disposal activities, as defined in FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. In the three months ended March 31, 2009 and 2008, the Company recorded costs and liabilities for exit and disposal activities related to restructuring plans in accordance with SFAS 146. Liabilities are evaluated and adjusted as appropriate at least on a quarterly basis for changes in circumstances.

Revenue Recognition

        The Company recognizes revenues in accordance with the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21").

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

        In the circumstance where the Company has sold its rights to future royalties under a license agreement and also maintains continuing involvement in the royalty arrangement (but not significant continuing involvement in the generation of the cash flows due to the purchaser), the Company defers recognition of the proceeds it receives for the royalty stream and recognizes these deferred revenues over the life of the license agreement. The Company recognizes these deferred revenues pursuant to the units-of-revenue method in accordance with EITF Issue No. 88-18, "Sales of Future Revenues" ("EITF 88-18"). Under this method, the amount of deferred revenues to be recognized as royalty

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Accounting Policies (Continued)

revenues in each period is calculated by multiplying the following: (1) the royalty payments due to the purchaser for the period by (2) the ratio of the remaining deferred revenue amount to the total estimated remaining royalty payments due to the purchaser over the term of the agreement.

Debt Issuance Costs and Royalty Sale Transaction Expenses

        Debt issuance costs incurred to complete the Company's convertible senior subordinated note offering are deferred and included in other assets on the condensed consolidated balance sheets. The debt issuance costs are amortized based on the effective interest method over the term of the related debt issuance. The amortization expense related to the debt issuance costs is included in interest expense on the condensed consolidated statements of operations.

        The Company defers direct and incremental costs associated with its sale of its rights to future HIV royalties by analogy to FASB Technical Bulletin No. 90-1, "Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts." These costs are included in other assets on the condensed consolidated balance sheets and are amortized based on the units-of-revenue method in the same manner and over the same period in which the related deferred revenues are recognized as royalty revenues. The amortization expense related to these transaction expenses is included in royalty expenses on the condensed consolidated statements of operations.

Business Combinations

        Under FASB Statement No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"), which applies to transactions that occur after January 1, 2009, the Company assigns the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets, including intangible assets such as in-process research and development, using a variety of methods including present-value models. The method used to estimate the fair values of in-process research and development assets requires the use of significant estimates and assumptions, including assumptions regarding the probability of completing in-process research and development projects, which would require obtaining regulatory approval for marketing of the associated drug candidate; estimates regarding the timing of and the expected costs to complete in-process research and development projects; estimates of future cash flows from potential product sales; and assumptions regarding appropriate discount rates. Each asset is measured at fair value in accordance with FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"), from the perspective of a market participant. In accordance with SFAS 141(R), transaction costs and restructuring costs associated with the transaction are expensed as incurred.

Amortization and Impairment of Intangible Assets

        In-process research and development assets acquired in a business combination initially are recorded at fair value and accounted for as indefinite-lived intangible assets in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as amended by SFAS 141(R). These assets are maintained on the Company's condensed consolidated balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

2. Accounting Policies (Continued)

life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. In-process research and development assets are tested for impairment on an annual basis, or earlier if impairment indicators are present.

Goodwill

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis, or earlier if impairment indicators are present.

3. Stock-based Compensation Expense

        At March 31, 2009, the Company had four stock-based employee compensation plans: the 1991 Stock Option Plan (the "1991 Plan"), the 1994 Stock and Option Plan (the "1994 Plan"), the 1996 Stock and Option Plan (the "1996 Plan") and the 2006 Stock and Option Plan (the "2006 Plan" and together with the 1991 Plan, the 1994 Plan and the 1996 Plan, collectively, the "Stock and Option Plans") and one Employee Stock Purchase Plan (the "ESPP"). On May 15, 2008, the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance under the 2006 Plan of 6,600,000, to a total of 13,902,380 shares of common stock, and an increase in the number of shares of common stock authorized for issuance under the ESPP of 2,000,000. In connection with the Stock and Option Plans, the Company issues stock options and restricted stock awards with service conditions, which are generally the vesting periods of the awards. The Company also issues to certain members of senior management restricted stock awards that vest upon the earlier of the satisfaction of (i) a market or performance condition or (ii) a service condition ("PARS").

        The Company records stock-based compensation expense in accordance with SFAS 123(R). SFAS 123(R) requires companies to recognize share-based payments to employees as compensation expense using the fair value method. The fair value of stock options and shares purchased pursuant to the ESPP is calculated using the Black-Scholes valuation model. The fair value of restricted stock awards typically is based on intrinsic value on the date of grant. Under the fair value recognition provisions of SFAS 123(R), stock-based compensation, measured at the grant date based on the fair value of the award, is recognized as expense ratably over the service period. The expense recognized over the service period includes an estimate of awards that will be forfeited.

        For PARS awards granted in 2008, 2007 and 2006, which vest upon the earlier of the achievement of a market condition or a service condition, a portion of the fair value of the common stock on the date of grant is recognized ratably over a derived service period that is equal to the estimated time to satisfy the market condition. The portion of the fair value of the common stock that is recognized over the derived service period is determined on the basis of the estimated probability that the PARS award will vest as a result of satisfying the market condition. For the PARS awards granted in 2008, 2007 and 2006, the derived service period relating to each market condition is shorter than the four-year service-based vesting period of the PARS. The difference between the fair value of the common stock on the date of grant and the value recognized over the derived service period is recognized ratably over the four-year service-based vesting period of the PARS. The stock-based compensation expense recognized

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Stock-based Compensation Expense (Continued)

over each of the derived service periods and the four-year service periods includes an estimate of awards that will be forfeited prior to the end of the derived service periods or the four-year service periods, respectively. For PARS awards granted in 2009, the shares vest on the fourth anniversary of the grant date, subject to accelerated vesting upon achievement of performance conditions. In accordance with SFAS 123(R), stock-based compensation expense associated with the PARS issued in 2009 is being expensed ratably over the four-year service period.

        The effect of stock-based compensation expense during the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$16,157	$8,288
Restricted stock (including PARS)	4,757	3,799
ESPP issuances	1,363	985

Total stock-based compensation expense	$22,277	$13,072

Effect of stock-based compensation expense by line item:
Research and development expenses	$17,352	$10,710
Sales, general and administrative expenses	4,925	2,362

Total stock-based compensation expense included in net loss	$22,277	$13,072

Stock Options

        All stock options awarded during the three months ended March 31, 2009 and 2008 were awarded with exercise prices equal to the fair market value of the Company's common stock on the date the award was made by the Company's board of directors. Under amendments to the 2006 Plan adopted on May 15, 2008, no options can be issued under the 2006 Plan with an exercise price less than the fair market value on the date of grant.

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

        The options granted during the three months ended March 31, 2009 had a weighted-average grant-date fair value per share of $18.80. The options granted during the three months ended March 31,

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

3. Stock-based Compensation Expense (Continued)

2008, excluding the Contingent Options, had a weighted-average grant-date fair value per share of $9.86.

        The Company recorded stock-based compensation expense related to stock options of $16.2 million and $8.3 million, respectively, for the three months ended March 31, 2009 and 2008. The stock-based compensation expense related to stock options for the three months ended March 31, 2009 included $4.7 million related to stock options that will be accelerated and modified in connection with Dr. Joshua S. Boger's transition arrangement. As of March 31, 2009, there was $106.9 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested options granted under the Company's Stock and Option Plans. That expense is expected to be recognized over a weighted-average period of 2.79 years.

Restricted Stock

        The Company recorded stock-based compensation expense of $4.8 million and $3.8 million, respectively, for the three months ended March 31, 2009 and 2008, related to restricted stock, including PARS, outstanding during those periods. The stock-based compensation expense related to restricted stock, including PARS, for the three months ended March 31, 2009 included $0.7 million related to accelerated vesting of restricted stock awards in connection with Dr. Joshua S. Boger's transition arrangement.

        As of March 31, 2009, there was $37.9 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock, including PARS, granted under the Company's Stock and Option Plans. That expense is expected to be recognized over a weighted-average period of 2.77 years.

Employee Stock Purchase Plan

        The stock-based compensation expense related to the ESPP was $1.4 million and $1.0 million, respectively, for the three months ended March 31, 2009 and 2008. As of March 31, 2009, there was $1.6 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to ESPP shares. That expense is expected to be recognized during 2009.

        There were no shares issued to employees under the ESPP during the three months ended March 31, 2009 and 2008.

4. Fair Value of Financial Instruments and Nonfinancial Assets

        On January 1, 2008, the Company adopted SFAS 157, which established a framework for measuring the fair value of assets and liabilities pursuant to GAAP and expanded the required disclosure regarding assets and liabilities that are measured at fair value. SFAS 157 became applicable to the Company's financial assets and liabilities on January 1, 2008 and became applicable to the Company's nonfinancial assets and liabilities on January 1, 2009.

        SFAS 157 did not change the standard for determining whether assets and liabilities should be recorded at cost or at fair value. For assets and liabilities required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts that form the foundation of the fair

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Fair Value of Financial Instruments and Nonfinancial Assets (Continued)

value measurement approach. In accordance with SFAS 157, the fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). SFAS 157 establishes the following fair value hierarchy for the use of observable inputs and unobservable inputs in valuing assets and liabilities:

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

        The Company's investment strategy is focused on capital preservation. The Company invests in instruments that meet credit quality standards as outlined in the Company's investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue or type of instrument. Beginning in the fourth quarter of 2007, the Company began to shift its investments to instruments that carry less exposure to market volatility and liquidity pressures. As of March 31, 2009, the majority of the Company's investments are in money market instruments and short-term government guaranteed securities.

        As of March 31, 2009, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs and the Company had no financial liabilities that were subject to fair value measurement. The Company's financial assets valued based on Level 1 inputs consisted of money market instruments and government-sponsored enterprise securities. The Company's money market instruments and government-sponsored enterprise securities are government guaranteed. The Company's financial assets valued based on Level 2 inputs consisted of commercial paper and corporate bonds. The Company's investments in commercial paper and corporate bonds consist of high-grade investments. During the three months ended March 31, 2009 and 2008, the Company did not record an impairment charge related to its investments.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

4. Fair Value of Financial Instruments and Nonfinancial Assets (Continued)

        The following table sets forth the Company's financial assets subject to fair value measurements on a recurring basis as of the end of the first quarter of 2009:

	Fair Value Measurements as of March 31, 2009
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents	$559,718	$559,718	$—	$—
Marketable securities, available for sale	266,987	244,242	22,745	—
Restricted cash	30,258	30,258	—	—

Total	$856,963	$834,218	$22,745	$—

        Intangible assets acquired in connection with the Company's acquistion of ViroChem were accounted for in accordance with SFAS 157 as described in Note 9, "Acquisition of ViroChem Pharma Inc." The fair value of these nonfinancial assets is based on Level 3 inputs.

5. Comprehensive Loss

        For the three months ended March 31, 2009 and 2008, comprehensive loss was as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Net loss	$(162,672)	$(96,154)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	(1,993)	1,258
Reclassification adjustment for realized gain on marketable securities included in net loss	—	(139)
Foreign currency translation adjustment	(32)	(7)

Total change in other comprehensive income	(2,025)	1,112

Total comprehensive loss	$(164,697)	$(95,042)

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

6. Income Taxes

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). At March 31, 2009 and December 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions at March 31, 2009 and December 31, 2008.

        The Company files United States federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in any major taxing jurisdiction for years before 2005, except where the Company has net operating losses or tax credit carryforwards that originate before 2005. The Company currently is under examination by the Internal Revenue Service with respect to 2006. The Company is not under examination by any other jurisdictions for any tax year.

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

        The Company estimates the restructuring expense in accordance with SFAS 146. The restructuring expense incurred in the three months ended March 31, 2009 and 2008 relates only to the portion of the building that the Company is not occupying and does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

        In estimating the expense and liability under its Kendall Square Lease obligation, the Company estimated (i) the costs to be incurred to satisfy rental and build-out commitments under the lease (including operating costs), (ii) the lead-time necessary to sublease the space, (iii) the projected sublease rental rates and (iv) the anticipated durations of subleases. The Company uses a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows. The Company reviews its estimates and assumptions on at least a quarterly basis, and intends to continue such reviews until the termination of the Kendall Square Lease, and will make whatever modifications the Company believes necessary, based on the Company's best judgment, to reflect any changed circumstances. The Company's estimates have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of the liability, and the effect of any such adjustments could be material.

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

        For the three months ended March 31, 2009, the Company recorded restructuring expense of $2.4 million, which was the result of incremental lease obligations related to the revision of certain key estimates and assumptions about facility operating costs as well as the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended March 31, 2009 was as follows (in thousands):

	Liability as of December 31, 2008	Cash payments in the first quarter of 2009	Cash received from subleases in the first quarter of 2009	Charge in the first quarter of 2009	Liability as of March 31, 2009
Lease restructuring liability	$34,064	$(3,772)	$2,117	$2,402	$34,811

        For the three months ended March 31, 2008, the Company recorded restructuring expense of $0.6 million, which was primarily the result of the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended March 31, 2008 was as follows (in thousands):

	Liability as of December 31, 2007	Cash payments in the first quarter of 2008	Cash received from subleases in the first quarter of 2008	Charge in the first quarter of 2008	Liability as of March 31, 2008
Lease restructuring liability	$35,292	$(3,217)	$2,104	$630	$34,809

8. Equity and Debt Offerings

        On February 24, 2009, the Company completed an offering of 10,000,000 shares of common stock (the "February 2009 Equity Offering"), which were sold at a price of $32.00 per share. This offering resulted in $313.3 million of net proceeds to the Company. The underwriting discount of $6.4 million and other expenses of $0.4 million related to the February 2009 Equity Offering were recorded as an offset to additional paid-in-capital.

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

        The indenture provides the holders of the 2013 Notes with certain remedies if a default occurs under the indenture. If an event of default under the indenture relates solely to the Company's failure to comply with its reporting obligations pursuant to the 2013 Notes, at the election of the Company, the sole remedy of the holders of the 2013 Notes for the first 180 days following such event of default would consist of the right to receive special interest at an annual rate equal to 1.0% of the outstanding principal amount of the 2013 Notes.

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

Company for a failure to comply with its reporting obligations pursuant to the 2013 Notes. This embedded derivative required bifurcation as the feature was not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of February 19, 2008, December 31, 2008 and March 31, 2009.

        At March 31, 2009, the Company had $287.5 million outstanding in aggregate principal amount of the 2013 Notes. At March 31, 2009, the 2013 Notes had a fair value of $376.3 million as obtained from a quoted market source.

9. Acquisition of ViroChem Pharma Inc.

        On March 12, 2009, the Company acquired ViroChem, a privately-held biotechnology company based in Canada, for $100.0 million in cash and 10,733,527 shares of the Company's common stock. The transaction is being accounted for under the acquisition method of accounting in accordance with SFAS 141(R). Under SFAS 141(R), all of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, which are preliminary at March 31, 2009, while transaction costs and restructuring costs associated with the transaction are expensed as incurred.

Purchase Price

        The $390.6 million purchase price for ViroChem is based on the acquisition-date fair value of the consideration transferred, which was calculated based on the opening price of the Company's common stock of $27.07 per share on March 12, 2009. The acquisition-date fair value of the consideration consisted of the following:

Fair Value of Consideration
(in thousands)
Cash	$100,000
Common stock	290,557

Total	$390,557

Preliminary Allocations of Assets and Liabilities

        For the purposes of the condensed consolidated balance sheets, the Company has made preliminary allocations of the purchase price for ViroChem to the net tangible assets and intangible assets, goodwill and the deferred tax liability. However, the Company is in the process of completing its valuations of certain intangible assets. The difference between the aggregate purchase price and the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. The final allocations of the purchase price to intangible assets, goodwill and the deferred tax liability may differ materially from the information presented in these unaudited condensed consolidated financial statements. The

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Acquisition of ViroChem Pharma Inc. (Continued)

following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the acquisition date:

Preliminary Estimated Fair Values as of March 12, 2009
(in thousands)
Cash and cash equivalents acquired	$12,578
Other tangible assets acquired	1,920
Intangible assets	525,900
Goodwill	26,883
Accounts payable and accrued expenses assumed	(14,221)
Deferred tax liability	(162,503)

Net assets acquired	$390,557

        Under SFAS 141(R), based on the preliminary allocations, all $525.9 million of the intangible assets acquired from ViroChem relate to in-process research and development assets. These in-process research and development assets primarily relate to ViroChem's two polymerase inhibitors, VCH-222 and VCH-759. In accordance with SFAS 142, the Company will periodically evaluate these in-process research and development assets. If a project is completed, the carrying value of the related intangible asset will be amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. These intangible assets will be tested for impairment on an annual basis, or earlier if impairment indicators are present.

        The deferred tax liability primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.

        The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed is allocated to goodwill. None of the goodwill is expected to be deductible for income tax purposes. As of March 31, 2009, there were no changes in the recognized amounts of goodwill resulting from the acquisition of ViroChem.

Acquisition Costs, Including Restructuring

        The Company incurred $7.8 million in expenses that are reflected as acquisition-related expenses on the condensed consolidated statement of operations for the three months ended March 31, 2009. These costs include transaction expenses and a restructuring charge that was incurred in March 2009 when Vertex determined it would restructure ViroChem's operations in order to focus ViroChem's activities on its HCV assets. As a result of this restructuring plan, Vertex recorded a $2.1 million expense related to employee severance, benefits and related costs in accordance with SFAS 146. SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. Vertex made no cash payments in the first

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

9. Acquisition of ViroChem Pharma Inc. (Continued)

quarter of 2009 in connection with this restructuring. The accrued liability, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheet, of $2.1 million will be paid in 2009.

ViroChem Financial Information

        The results of operations of ViroChem have been included in the condensed consolidated financial statements since the acquisition date. ViroChem had no revenues in the period from the acquisition date to March 31, 2009, and ViroChem's net loss in the period from the acquisition date to March 31, 2009 was immaterial to the Company's condensed consolidated financial results. Pro forma results of operations for the three months ended March 31, 2009 and 2008 assuming the acquisition of ViroChem had taken place at the beginning of each period would not differ significantly from the actual reported results.

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

        The Company recorded $155.1 million, representing the proceeds of the transaction less the net royalty payable to Fosamprenavir Royalty for the period from April 1, 2008 through May 30, 2008, as deferred revenues to be recognized as royalty revenues over the life of the collaboration agreement under the units-of-revenue method. Under this method, the amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the net royalty payments due to Fosamprenavir Royalty for the period by (2) the ratio of the remaining deferred revenue amount to the total estimated remaining net royalties that GlaxoSmithKline is expected to pay Fosamprenavir Royalty over the term of the collaboration agreement. On May 31, 2008, the Company began recognizing these deferred revenues. In addition, the Company will continue to recognize royalty revenues for the portion of the royalty earned that is due to Searle.

        The Company will recognize royalty expenses in each period based on (i) deferred transaction expenses in the same manner and over the same period in which the related deferred revenues are recognized as royalty revenues plus (ii) the subroyalty paid by GlaxoSmithKline to Searle on net sales of Agenerase and Lexiva/Telzir for the period.

11. Significant Revenue Arrangements

Janssen Pharmaceutica, N.V.

        In June 2006, the Company entered into a collaboration agreement with Janssen for the development, manufacture and commercialization of telaprevir, the Company's lead investigative HCV protease inhibitor. Under the agreement, Janssen has agreed to be responsible for 50% of the drug development costs incurred under the development program for the parties' territories (North America for the Company, and the rest of the world, other than the Far East, for Janssen) and has exclusive rights to commercialize telaprevir in its territories including Europe, South America, the Middle East, Africa and Australia. Under the development program for telaprevir, each party is incurring reimbursable drug development costs. Reimbursable costs incurred by Janssen are offset against reimbursable costs incurred by the Company. Amounts that Janssen pays to the Company for reimbursement, after the offset, are recorded as revenues. Accordingly, as Janssen incurs increased costs under the development program, the Company's revenues attributable to the reimbursement are reduced correspondingly.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

11. Significant Revenue Arrangements (Continued)

        Janssen made a $165.0 million up-front license payment to the Company in July 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. Under the agreement, Janssen agreed to make contingent milestone payments, which could total up to $380.0 million if telaprevir is successfully developed, approved and launched as a product. As of March 31, 2009, the Company had earned $100.0 million of these contingent milestone payments under the agreement. The principal remaining milestones under the Company's agreement with Janssen relate to filing for marketing authorization for telaprevir with the European Medicines Evaluation Agency and the launch of telaprevir in the European Union. The agreement also provides the Company with royalties on any sales of telaprevir in the Janssen territories, with a tiered royalty averaging in the mid-20% range, as a percentage of net sales in the Janssen territories, depending upon successful commercialization of telaprevir. Each of the parties will be responsible for drug supply in their respective territories. However, the agreement provides for the purchase by Janssen from the Company of materials required for Janssen's manufacture of the active pharmaceutical ingredient. In addition, Janssen will be responsible for certain third-party royalties on net sales in its territories. Janssen may terminate the agreement without cause at any time upon six months' notice to the Company.

        During the three months ended March 31, 2009, the Company recognized $17.1 million in revenues under the Janssen agreement, which included an amortized portion of the up-front payment and net reimbursements from Janssen for telaprevir development costs. During the three months ended March 31, 2008, the Company recognized $25.5 million in revenues under the Janssen agreement, which included an amortized portion of the up-front payment, a milestone of $10.0 million in connection with the commencement of the Phase 2 clinical trial of telaprevir in patients with genotype 2 and genotype 3 HCV infection and net reimbursements from Janssen for telaprevir development costs.

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

        On February 12, 2008, the Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated, on September 18, 2008, the Company entered into an underwriting agreement with Goldman, Sachs & Co. and on February 18, 2009, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, (collectively, the "Underwriting Agreements"), as the representative of the several underwriters, if any, named in such agreements, relating to the public offering and sale of shares of the Company's common stock or convertible subordinated notes. The Underwriting Agreement relating to each offering requires the Company to indemnify the underwriters against any loss they may suffer by reason of the Company's breach of representations and warranties relating to that public offering, the Company's failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the prospectus used in connection with that offering, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the offering. The representations, warranties and covenants in the Underwriting Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification arrangements is minimal.

13. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities accrued as of March 31, 2009 or December 31, 2008.

14. Management Transition

        On February 5, 2009, Matthew W. Emmens, one of the Company's directors, became the Company's President and on May 23, 2009, he will become the Company's Chief Executive Officer and

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

14. Management Transition (Continued)

Chairman. On February 5, 2009, the Company entered into a transition arrangement with Dr. Joshua S. Boger. The benefits under the transition arrangement include: (i) a lump sum payment of $2.9 million payable in November 2009, (ii) 18 months' accelerated vesting of his outstanding stock options, which will remain exercisable until December 31, 2010, subject to specified limitations, (iii) 18 months' accelerated vesting of each outstanding restricted stock award, treating each award as if it vests ratably over the term of the grant rather than the end of the service period and (iv) reimbursement for certain expenses. The Company recorded expenses of $1.4 million in the three months ended March 31, 2009 and expects to record expenses of $1.4 million in the three months ending June 30, 2009 in connection with the lump sum payable in November 2009. In the three months ended March 31, 2009, the Company recorded a non-cash charge of $5.3 million due to the acceleration and extended exercisability of Dr. Boger's equity awards under the transition agreement. The Company expects to record the remaining non-cash charge of approximately $5.1 million in the three months ending June 30, 2009 due to this acceleration and extended exercisability of the equity awards.

15. Recent Accounting Pronouncements

        In April 2009, the FASB issued three FASB Staff Positions ("FSP"s) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings instead of other comprehensive income. FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to interim periods. All of these FSPs are effective for the Company beginning on April 1, 2009. The Company is evaluating the effect of FSP No. FAS 157-4 and FSP No. FAS 115-2 and FAS 124-2 on the Company's condensed consolidated financial statements. FSP No. FAS 107-1 and APB 28-1 is expected to result in increased disclosures in future interim periods.

        In April 2009, the FASB issued FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. FSP No. FAS 141(R)-1 and EITF 08-7 became effective on January 1, 2009. The implementation of FSP No. FAS 141 (R)-1 and EITF 08-7 did not have an effect on the Company's condensed consolidated financial statements.

        In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5").

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

15. Recent Accounting Pronouncements (Continued)

EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as an exception under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." EITF 07-5 became effective for the Company on January 1, 2009. The implementation of EITF 07-5 did not have an effect on the Company's condensed consolidated financial statements.

        In December 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor customer (or analogous) relationship subject to EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF 07-1 became effective for the Company on January 1, 2009. The implementation of EITF 07-1 did not have a material effect on the Company's condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. Telaprevir, our lead drug candidate, is an oral hepatitis C protease inhibitor and one of the most advanced of a new class of antiviral treatments in clinical development that targets hepatitis C virus, or HCV, infection. Telaprevir is being evaluated in a fully-enrolled registration program focused on treatment-naïve and treatment-failure patients with genotype 1 HCV. We currently intend to file a new drug application, or NDA, for telaprevir in the United States in the second half of 2010, assuming the successful completion of the registration program. We also are developing, among other compounds, VX-770, a drug candidate for the treatment of patients with cystic fibrosis, or CF. We expect that, in the second quarter of 2009, we will begin a registration program for VX-770 that focuses on CF patients with the G551D mutation in the gene responsible for CF. We intend to continue investing in our research programs with the goal of adding to our pipeline drug candidates designed to address significant unmet medical needs and provide substantial benefits to patients.

Business Focus

        Over the next several years, we expect to focus a substantial portion of our resources on the development and commercialization of telaprevir. Our clinical development program is designed to support registration by us of telaprevir in North America for treatment-naïve and treatment-failure patients with genotype 1 HCV, and by our collaborators, Janssen Pharmaceutica, N.V., a Johnson & Johnson company, and Mitsubishi Tanabe Pharma Corp., in international markets.

        In the second quarter of 2009, we expect to initiate a registration program for VX-770 focused on patients with CF who have the G551D mutation. We also expect to continue the development of VX-809, an investigational corrector compound that is being evaluated in a Phase 2 clinical trial in patients with CF. As a result, we expect that over the next several years we will need to substantially increase resources focused on the development of our CF drug candidates. We plan to leverage the infrastructure that we are building in preparation for the launch of telaprevir to support the potential launch of VX-770.

        In addition to the registration programs for telaprevir and VX-770, we plan to continue investing in our research programs and to develop drug candidates, alone or with third-party collaborators, that have emerged from our research programs. Using our drug discovery capability, which integrates biology, pharmacology, biophysics, chemistry, automation and information technologies in a coordinated manner, we have identified, among other drug candidates: telaprevir; VX-813 and VX-985, two additional HCV protease inhibitors; VX-770 and VX-809; and VX-509 and VX-467, novel Janus Kinase 3, or JAK3, inhibitors that target immune-mediated inflammatory diseases.

        Our acquisition of ViroChem Pharma Inc., or ViroChem, in March 2009, for $100.0 million in cash plus 10.7 million shares of our common stock, represents a significant investment in order to acquire drug candidates that are in Phase 1 clinical development and could potentially be used to treat HCV infection in combination with telaprevir. In order to realize benefits from this acquisition, we will need to invest significant resources in the development of these potential combination therapies.

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

Drug Candidates

  Telaprevir

        Telaprevir is being investigated in a registration program focused on patients with genotype 1 HCV that includes ADVANCE and ILLUMINATE, which are Phase 3 clinical trials in treatment-naïve patients, and REALIZE, a Phase 3 clinical trial in treatment-failure patients. Enrollment in ADVANCE, ILLUMINATE and REALIZE was completed in October 2008, December 2008 and February 2009, respectively. Telaprevir dosing is complete in the ADVANCE and ILLUMINATE clinical trials and will be completed in the REALIZE clinical trial by the middle of June 2009. We currently intend to file an NDA for telaprevir in the second half of 2010, assuming the successful completion of our ongoing registration program. In addition to the clinical trials in our registration program, our collaborators and we are conducting several additional clinical trials evaluating twice-daily dosing of telaprevir and the use of telaprevir for treatment of patients with other HCV genotypes.

        We have completed three Phase 2b clinical trials of telaprevir-based combination therapy in patients with genotype 1 HCV, which enrolled an aggregate of approximately 580 treatment-naïve patients and 440 patients who did not achieve a sustained viral response, or SVR, with a previous treatment with pegylated-interferon, or peg-IFN, and ribavirin, or RBV. The SVR rates on an intent-to-treat basis of the patients in the 24-week telaprevir-based treatment arms and the control arms of PROVE 1 and PROVE 2, the two Phase 2b clinical trials that evaluated treatment-naïve patients, are set forth in the table below:

	PROVE 1	PROVE 2
24-week telaprevir-based treatment arm:
telaprevir in combination with peg-IFN and RBV for 12 weeks, followed by peg-IFN and RBV alone for 12 weeks	61%	69%
48-week control arm:
48 weeks of therapy with peg-IFN and RBV	41%	46%

        The SVR rates on an intent-to-treat basis of the patients in the 24-week telaprevir-based treatment arm, the 48-week telaprevir-based treatment arm and the control arm of PROVE 3, the Phase 2b clinical trial that evaluated treatment-failure patients, are set forth in the table below:

	Non-responders	Relapsers	Breakthroughs	Total
24-week telaprevir-based treatment arm:
telaprevir in combination with peg-IFN and RBV for 12 weeks, followed by peg-IFN and RBV alone for 12 weeks	39% (n=66)	69% (n=42)	57% (n=7)	51% (n=115)
48-week telaprevir-based treatment arm:
telaprevir in combination with peg-IFN and RBV for 24 weeks, followed by peg-IFN and RBV alone for 24 weeks	38% (n=64)	76% (n=41)	50% (n=8)	52% (n=113)
48-week control arm:
48 weeks of therapy with peg-IFN and RBV	9% (n=68)	20% (n=41)	40% (n=5)	14% (n=114)

        The adverse event profile of telaprevir generally has been consistent across our Phase 2 clinical trials, which have principally involved clinical trial sites in the United States and Europe. Safety data from our Phase 2 clinical trials indicated that the most common adverse events, regardless of treatment assignment, were fatigue, rash, headache and nausea. The most common adverse events reported more frequently in patients receiving telaprevir were gastrointestinal events, skin events—rash and pruritus—and anemia. There have been reports of severe rashes in clinical trials involving telaprevir-based treatments, including several reports from the clinical trials being conducted by Mitsubishi Tanabe in Japan, where telaprevir has advanced into Phase 3 clinical trials in combination with peg-IFN and RBV. Rash resulted in treatment discontinuations in the telaprevir-based treatment arms in approximately 7% of patients in PROVE 1 and PROVE 2 and 5% of patients in PROVE 3. Other adverse events reported in our Phase 2 clinical trials generally were similar in type and frequency to those seen with peg-IFN and RBV treatment.

        The successful development and commercialization of telaprevir is critical to the success of our business as currently conducted. While we are devoting significant resources, time and attention to the development, potential regulatory approval and a successful commercial launch of telaprevir, all of these efforts involve significant scientific and execution risk and can be adversely affected by events, such as competitive activities, adverse trial results and regulatory actions, outside our direct control.

  HCV Polymerase Inhibitors

        VCH-222 and VCH-759 are HCV polymerase inhibitors being developed by ViroChem. HCV polymerase inhibitors are direct-acting antivirals that inhibit the ability of the hepatitis C virus to replicate through a mechanism that is distinct from HCV protease inhibitors such as telaprevir. We are currently conducting a Phase 1 clinical trial of VCH-222 in patients with genotype 1 HCV infection, and we plan to begin clinical evaluation of novel combination regimens of telaprevir with VCH-222 and/or VCH-759 by the end of 2009.

        VCH-222 and VCH-759 were evaluated by ViroChem in Phase 1 clinical trials. In a Phase 1 viral kinetic clinical trial involving five treatment-naïve patients with genotype 1 HCV, VCH-222 dosed at 750 mg twice daily resulted in a median 3.7 log10 decrease in HCV RNA—equivalent to a 5,000-fold reduction in virus in the blood—at the end of three days of dosing. The results were consistent from patient to patient, and across HCV genotype 1 subtypes. In clinical evaluations of VCH-222 to date, no serious adverse events have been observed. VCH-222 has completed 28-day non-clinical toxicology studies in two species. In the second quarter of 2009, we are initiating a multi-dose viral kinetic clinical trial to evaluate the antiviral activity, safety, tolerability and pharmacokinetics of VCH-222 in patients with chronic genotype 1 HCV infection. This clinical trial will evaluate the antiviral activity of VCH-222 dosed as monotherapy for three days in approximately 32 treatment-naïve patients.

  Cystic Fibrosis

        In October 2008, we completed a Phase 2a clinical trial of VX-770 in 39 patients with CF with the G551D mutation. The G551D mutation, which is present in approximately 4% of the CF population in the United States, results in a gating defect where the defective cystic fibrosis transmembrane regulator, or CFTR, protein reaches the cell surface but does not efficiently transport chloride ions across the cell membrane. Patients in the Phase 2a clinical trial received VX-770 over 14-day and 28-day dosing periods. The primary endpoint for this clinical trial was safety, and no serious adverse events attributable to VX-770 were observed. Based on the promising lung function data from this Phase 2a clinical trial, as measured by improvements in FEV1, the lung function test most commonly used to monitor CF disease progression, and based also on observed changes in biomarkers that seek to measure the activity of the CFTR protein, we expect to begin a registration program for VX-770 that focuses on CF patients with the G551D mutation in the gene responsible for CF in the second quarter of 2009.

        We have conducted Phase 1 clinical trials of VX-809 in healthy volunteers and an escalating single-dose pharmacokinetics and safety clinical trial of VX-809 in patients with CF who carry the F508del mutation on at least one of the patient's two CFTR genes, or alleles. In the first quarter of 2009, we initiated a Phase 2a clinical trial primarily designed to evaluate the safety and tolerability of multiple doses of VX-809 in patients with CF. In addition to assessing safety, the trial will evaluate the effect of VX-809 on measures of CFTR function. The trial is expected to enroll approximately 90 patients homozygous for the F508del mutation in the CFTR gene, the most common mutation in CF patients.

  Immune-mediated Inflammatory Disease

        VX-509 is a novel oral JAK3 inhibitor that we believe has the potential to be used in multiple immune-mediated inflammatory disease, or IMID, indications. We have completed Phase 1 single and multiple, 14-day, dose-ranging clinical trials of VX-509. In both Phase 1 clinical trials and prior in vitro studies, VX-509 has shown selective inhibition of biomarkers of JAK3 activity, with limited inhibition of

JAK2 activity at targeted exposures. In addition to VX-509, Vertex has selected VX-467 as an additional drug candidate targeting JAK3 for further development. We may seek to license VX-509 and/or VX-467 to a corporate collaborator in order to fund and support other research and development investments.

Corporate Collaborations

        Corporate collaborations have been and will continue to be an important component of our business strategy. Under our agreement with Janssen, we have retained exclusive commercial rights to telaprevir in North America, and we are leading the global clinical development program. Janssen agreed to be responsible for 50% of the drug development costs under the development program for telaprevir in North America and the Janssen territories, to pay us contingent milestone payments based on successful development, approval and launch of telaprevir, to be responsible for the commercialization of telaprevir outside of North America and the Far East and to pay us royalties on any sales of telaprevir in its territories. We also have a collaboration with Mitsubishi Tanabe with respect to the development of telaprevir in Japan and other countries in the Far East. Mitsubishi Tanabe has initiated registration trials of telaprevir in Japan focused on evaluation of 24-week telaprevir-based treatment regimens, including peg-IFN and RBV, in approximately 300 patients with genotype 1 HCV.

        Our drug candidate pipeline also includes Aurora kinase inhibitors that are being investigated by Merck & Co., Inc. for oncology indications. In the second quarter of 2008, Merck initiated a Phase 1 clinical trial of MK-5108 (VX-689) alone and in combination with docetaxel in patients with advanced and/or refractory tumors. In the third quarter of 2008, Merck selected additional Aurora kinase inhibitors for potential development.

        We will not have the resources for some time to develop and commercialize all drug candidates for which we have rights, and therefore we will need to rely on corporate collaborations for the development and commercialization of some or all of our new drug candidates. Historically, we have been successful in initiating and concluding productive collaborations, but we will need to continue to do so in the future, even though economic and competitive conditions may be different than in the past.

Acquisition of ViroChem Pharma Inc.

        In March 2009, we acquired ViroChem, a privately-held Canadian biotechnology company, for $100.0 million in cash plus 10.7 million shares of our common stock. ViroChem was in the business of discovering and developing drug candidates for the treatment of HCV and HIV infection. VCH-222 and VCH-759, two HCV polymerase inhibitors, were ViroChem's two lead drug candidates, and we are planning on pursuing potential combination therapies for the treatment of HCV infection involving these drug candidates.

        After acquiring ViroChem, we restructured its operations in order to focus ViroChem's research and development activities on drug candidates for the treatment of HCV infection. ViroChem currently has approximately 38 employees and leases a research facility in Laval, Canada. The expenses associated with continuing the research and development activities at our new research site in Canada are not expected to be significant in comparison to the costs and expenses related to our other ongoing research and development activities. We currently are evaluating ViroChem's non-HCV programs and may seek to license rights to ViroChem's other assets to a third-party collaborator.

Financing Strategy

        At March 31, 2009, we had $869.2 million of cash, cash equivalents and marketable securities, which was an increase of $37.1 million from $832.1 million at December 31, 2008. This increase was the result of net proceeds of $313.3 million from the sale in February 2009 of 10,000,000 shares of our common stock. This cash inflow was partially offset by cash used to fund our operations during the first quarter of 2009 and the $100.0 million of cash used in our acquisition of ViroChem in March 2009.

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

        We expect that we will need additional capital in order to complete the development and any commercialization of telaprevir while at the same time continuing the development of our other drug candidates, including VX-770. We may raise additional capital from public offerings or private placements of our securities or other methods of financing. We cannot be sure that any such financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, or at all, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs, including clinical trials, incur significant cash exit costs, or attempt to obtain funds through arrangements with collaborators or others that may require that we relinquish rights to certain of our technologies or drug candidates.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. There were no material changes during the three months ended March 31, 2009 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2008, except:

Business Combinations

        In March 2009, we acquired ViroChem Pharma Inc. for $100.0 million in cash and common stock with a fair market value of $290.6 million. Under Financial Accounting Standards Board ("FASB") Statement No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"), which became effective on January 1, 2009, we assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess the fair value of assets, including intangible assets such as in-process research and development, using a variety of methods including present-value models. The method used to estimate the fair value of in-process research and development projects requires the use of significant estimates and assumptions, including assumptions regarding the probability of completing in-process research and development projects, which would require obtaining regulatory approval for marketing of the associated drug candidate; estimates regarding the timing of and expected costs to complete in-process research and development projects; estimating future cash flows from potential product sales; and assumptions regarding appropriate discount rates. The difference between the purchase price and the fair value of assets acquired and liabilities assumed is allocated to goodwill.

        For the purposes of the condensed consolidated balance sheets, we have made preliminary allocations of the purchase price for ViroChem to the net tangible assets and intangible assets, goodwill and the deferred tax liability. However, we are in the process of completing our valuations of certain intangible assets. The preliminary allocations recorded on our condensed consolidated balance sheets were $525.9 million of intangible assets and a $162.5 million deferred tax liability. The final allocations of the purchase price to intangible assets, goodwill and the deferred tax liability may differ materially from the information presented in these unaudited condensed consolidated financial statements.

        The intangible assets are in-process research and development assets relating to the drug candidates that ViroChem was developing and in particular to ViroChem's HCV polymerase inhibitors VCH-222 and VCH-759, each of which is in Phase 1 clinical development. Initially, these assets are recorded at fair value and accounted for as indefinite-lived intangible assets in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets," as amended by SFAS 141(R). These assets will be maintained on our condensed consolidated balance sheets until either the research and development project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset would be amortized over the remaining estimated life of the asset. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset would be written down to its fair value and an impairment charge would be taken in the period in which the impairment occurs. In order to complete an acquired research and development project, the related drug candidate will need to be evaluated in later-stage clinical trials, which are subject to all of the risks and uncertainties associated with the development of pharmaceutical products. If the fair value of any of these drug candidates, and in particular VCH-222, becomes impaired as the result of unfavorable safety or efficacy data from any ongoing or future clinical trial or because of any other information regarding the prospects of successfully developing or commercializing the drug candidate, we could incur significant charges in the period in which the impairment occurs.

        These intangible assets will be tested for impairment on an annual basis, or earlier if impairment indicators are present.

        Post-acquisition research and development expenses related to the in-process research and development projects will be expensed as incurred.

Results of Operations—Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008
	(in thousands)
Revenues	$23,979	$41,675	$(17,696)	(42)%
Costs and expenses	185,872	140,411	45,461	32%
Net interest income (expense)	(779)	2,582	(3,361)	(130)%
Net loss	$162,672	$96,154	$66,518	69%

Net Loss

        In the first quarter of 2009 as compared to the first quarter of 2008, our net loss increased by $66.5 million, or 69%. The increased net loss in the first quarter of 2009 as compared to the first quarter of 2008 was primarily the result of significantly higher expenses combined with lower revenues. The increased expenses included increased operating expenses related to the increased size of our workforce and to our late-stage clinical programs and increased expenses related to stock-based compensation expense, restructuring expense and acquisition-related expenses.

Net Loss per Share

        Our net loss for the three months ended March 31, 2009 was $1.04 per basic and diluted common share compared to $0.72 per basic and diluted common share for the three months ended March 31, 2008. This increase in net loss per common share for the first quarter of 2009 compared to the first quarter of 2008 was the result of the increased net loss for the period in 2009 partially offset by an increase in the basic and diluted weighted-average number of common shares outstanding from 134.5 million to 155.9 million, due primarily to equity offerings in 2008 and February 2009.

Stock-based Compensation Expense, Restructuring Expense and Acquisition-related Expenses

        The comparison of our costs and expenses in first quarter of 2009 and 2008 is affected by increases in our stock-based compensation expense and our restructuring expense as well as expenses related to specific events that occurred in the first quarter of 2009, including our acquisition of ViroChem in March 2009 and the CEO transition that began in February 2009. Our cost and expenses in the first quarter of 2009 and 2008 included the following stock-based compensation expense, restructuring expense and acquisition-related expenses:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Stock-based compensation expense	$22,277	$13,072
Restructuring expense	$2,402	$630
Acquisition-related expenses	$7,793	$—

Revenues

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008
	(in thousands)
Royalty revenues	$6,140	$10,851	$(4,711)	(43)%
Collaborative and other research and development revenues	17,839	30,824	(12,985)	(42)%

Total revenues	$23,979	$41,675	$(17,696)	(42)%

        Our total revenues in recent periods have consisted primarily of collaborative and other research and development revenues. On a quarterly basis our collaborative and other research and development revenues have fluctuated significantly based on the timing of recognition of significant milestone payments and the level of reimbursement we have received for our development programs.

  Collaborative and Other Research and Development Revenues

        The table presented below is a summary of revenues from collaborative arrangements for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Janssen	$17,135	$25,528
Other	704	5,296

Total collaborative and other research and development revenues	$17,839	$30,824

        Our revenues from the Janssen collaboration in each period consist of:

  •
  development milestone payments, if any, recognized in the period;

  •
  net reimbursements from Janssen for development costs of telaprevir; and

  •
  an amortized portion of the $165.0 million up-front payment.

        The $8.4 million, or 33%, decrease in our revenues from Janssen in the first quarter of 2009 compared to the first quarter of 2008 was primarily the result of a decrease in milestone payments from our Janssen collaboration partially offset by an increase in net reimbursements from Janssen. In 2008, we recognized a $10.0 million milestone payment in the first quarter for which there was no corresponding milestone payment in 2009. The principal remaining milestones under our agreement with Janssen relate to filing for marketing authorization for telaprevir with the European Medicines Evaluation Agency and the launch of telaprevir in the European Union, and as a result we do not expect any milestone payments from Janssen during the remainder of 2009. The increased net reimbursements in the first quarter of 2009 compared to the first quarter of 2008 were the result of our higher reimbursable expenses related to the telaprevir registration program, partially offset by higher reimbursable expenses incurred by Janssen. During the remaining three quarters of 2009, we expect to continue to recognize revenue from net reimbursements from Janssen for telaprevir development costs and an amortized portion of the $165.0 million up-front payment.

        Our revenues from our other collaborative arrangements significantly decreased in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Our ability to generate significant collaborative and research and development revenues from collaborators other than

Janssen in 2009 will be dependent on our ability to establish new collaborative relationships and/or expand existing collaborative relationships.

  Royalty Revenues

        Our royalty revenues relate to sales of the HIV protease inhibitors Lexiva/Telzir and Agenerase by GlaxoSmithKline. Until May 30, 2008, these royalty revenues were based on actual and estimated worldwide net sales of Lexiva/Telzir and Agenerase. On May 30, 2008, we sold our right to receive future royalties from GlaxoSmithKline with respect to these HIV protease inhibitors, excluding the portion allocated to pay a subroyalty on these net sales to a third party, in return for a one-time cash payment of $160.0 million. We deferred the recognition of $155.1 million of revenues from this sale. We are recognizing these deferred revenues over the term of our agreement with GlaxoSmithKline under the units-of-revenue method. We will continue to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

        The $4.7 million, or 43%, decrease in royalty revenues in the first quarter of 2009 compared to the first quarter of 2008 resulted from this sale of our future HIV royalties in the second quarter of 2008. In 2009, we expect that we will recognize as royalty revenues a portion of the remaining deferred revenues from the sale of our HIV royalty stream plus the full amount of the third-party subroyalty.

Costs and Expenses

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008
	(in thousands)
Royalty expenses	$3,576	$3,576	$0	0%
Research and development expenses	143,581	116,273	27,308	23%
Sales, general and administrative expenses	28,520	19,932	8,588	43%
Restructuring expense	2,402	630	1,772	281%
Acquisition-related expenses	7,793	—	7,793	n/a

Total costs and expenses	$185,872	$140,411	$45,461	32%

        Our costs and expenses primarily relate to our research and development expenses and our sales, general and administrative expenses. As we have increased our employee base, particularly in our development and commercialization organizations, these expenses have generally increased during recent periods. Our research and development expenses fluctuate on a quarterly basis due to the timing of expenses relating to our clinical trials, and in particular our clinical trials of telaprevir. In addition, in the first quarter of 2009, we experienced significant increases in our stock-based compensation expense and our restructuring expense and incurred $7.8 million in expenses relating to our acquisition of ViroChem. All of these factors combined to cause the significant increase in our total costs and expenses in the first quarter of 2009 as compared to the first quarter of 2008.

  Research and Development Expenses

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008
	(in thousands)
Research expenses	$41,903	$39,853	$2,050	5%
Development expenses	101,678	76,420	25,258	33%

Total research and development expenses	$143,581	$116,273	$27,308	23%

        The significant increase in our total research and development expenses in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily the result of increased development expenses to support telaprevir's registration program and potential commercialization.

  Research Expenses

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008
	(in thousands)
Research Expenses:
Salary and benefits	$14,543	$13,249	$1,294	10%
Stock-based compensation expense	6,353	4,586	1,767	39%
Laboratory supplies and other direct expenses	6,643	6,279	364	6%
Contractual services	974	2,132	(1,158)	(54)%
Infrastructure costs	13,390	13,607	(217)	(2)%

Total research expenses	$41,903	$39,853	$2,050	5%

        The $2.1 million increase in total research expenses in the three months ended March 31, 2009 compared to the same period in 2008 was primarily related to increased expenses relating to our workforce partially offset by decreased contractual services expenses.

  Development Expenses

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008
	(in thousands)
Development Expenses:
Salary and benefits	$22,676	$17,271	$5,405	31%
Stock-based compensation expense	10,999	6,124	4,875	80%
Laboratory supplies and other direct expenses	6,935	7,692	(757)	(10)%
Contractual services	34,685	24,810	9,875	40%
Commercial supply investment in telaprevir	6,663	4,311	2,352	55%
Infrastructure costs	19,720	16,212	3,508	22%

Total development expenses	$101,678	$76,420	$25,258	33%

        Our development expenses increased by $25.3 million, or 33%, in the first quarter of 2009 as compared to the first quarter of 2008. This increase in our development expenses was primarily the result of increased expenses related to our workforce and increased contractual services expenses. The increased contractual services expenses were attributable to increased clinical development activities related to the Phase 3 clinical trials of telaprevir. The number of employees in our development group increased by approximately 22% from the first quarter of 2008 to the first quarter of 2009.

        To date, we have incurred in excess of $2.9 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available. The most significant costs associated with drug discovery and development are those costs associated with Phase 2 and Phase 3 clinical trials. Given the uncertainties related to development, we currently are unable to reliably estimate when, if ever, our drug candidates will generate revenues and net cash inflows.

  Sales, General and Administrative Expenses

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008
	(in thousands)
Sales, general and administrative expenses	$28,520	$19,932	$8,588	43%

        The increase in sales, general and administrative expenses in the three months ended March 31, 2009 compared to the same period in 2008 is the result of increased headcount as we advance our drug candidates, particularly telaprevir, into late-stage development. In the first quarter of 2009 and 2008, our sales, general and administrative expenses included $4.9 million and $2.4 million, respectively, of stock-based compensation expense.

  Royalty Expenses

        Royalty expenses remained consistent in the first quarter of 2009 as compared to the first quarter of 2008. Royalty expenses primarily relate to a subroyalty payable to a third party on net sales of Lexiva/Telzir and Agenerase. The subroyalty results in both a royalty expense and corresponding royalty revenues. We expect to continue to recognize this subroyalty as an expense in future periods.

  Restructuring Expense

        We recorded restructuring expense of $2.4 million for the three months ended March 31, 2009 compared to $0.6 million for the three months ended March 31, 2008. The restructuring expense in all periods included imputed interest cost related to the restructuring liability associated with our Kendall Square lease. The increase in restructuring expense for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was primarily the result of a revision, in the first quarter of 2009, of certain key estimates and assumptions about facility operating costs for the remaining period of the lease commitment, for which there was no corresponding revision in the three months ended March 31, 2008. The lease restructuring liability was $34.8 million as of March 31, 2009.

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

  Acquisition-related Expenses

        We incurred $7.8 million of expenses in the first quarter of 2009 in connection with our acquisition of ViroChem, including $5.7 million in transaction expenses and $2.1 million related to a restructuring of ViroChem's operations that we undertook in March 2009 in order to focus ViroChem's activities on its HCV assets. We did not have corresponding acquisition-related expenses in the first quarter of 2008.

Non-operating Items

        Interest income decreased by $1.9 million, or 42%, to $2.6 million for the three months ended March 31, 2009 from $4.5 million for the three months ended March 31, 2008. The decrease was a result of lower portfolio yields during the 2009 period as compared to the 2008 period. Our cash, cash equivalents and marketable securities yielded approximately 1% on an annual basis in the first quarter of 2009 compared to approximately 4% on an annual basis in the first quarter of 2008.

        Interest expense increased by $1.5 million, or 76%, to $3.4 million for the three months ended March 31, 2009 from $1.9 million for the three months ended March 31, 2008. This increase was a result of the issuance of $287.5 million in aggregate principal amount of our convertible senior subordinated notes due February 2013, or 2013 Notes, in February 2008.

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

        At March 31, 2009, we had cash, cash equivalents and marketable securities of $869.2 million, which was an increase of $37.1 million from $832.1 million at December 31, 2008. The increase was primarily a result of the $313.3 million of net proceeds from the offering of common stock that we completed in February 2009. In addition, we received payments from our collaborators and $5.4 million from the issuance of common stock under our employee benefits plans. These cash inflows were largely offset by cash expenditures we made in the first quarter of 2009 related to, among other things, $100.0 million in cash that we paid for ViroChem, research and development expenses and sales, general and administrative expenses and the timing of payments to our vendors. Capital expenditures for property and equipment during the first quarter of 2009 were $6.6 million.

        At March 31, 2009, we had outstanding $287.5 million in aggregate principal amount of our 2013 Notes. The 2013 Notes bear interest at the rate of 4.75% per annum, and we are required to make semi-annual interest payments on the outstanding principal balance of the 2013 Notes on February 15 and August 15 of each year. The 2013 Notes will mature on February 15, 2013. The 2013 Notes are convertible, at the option of the holder, into our common stock at a price equal to approximately $23.14 per share, subject to adjustment. On or after February 15, 2010, we may redeem the 2013 Notes at our option, in whole or in part, at the redemption prices stated in the indenture related to the 2013 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

        Our accrued restructuring expense of $34.8 million at March 31, 2009 relates to the portion of the facility that we lease in Kendall Square that we do not intend to occupy and includes other related lease obligations, recorded at net present value. In the first quarter 2009, we made cash payments of $3.8 million against the accrued expense and received $2.1 million in sublease rental payments. During the remaining three quarters of 2009, we expect to make additional cash payments of $11.4 million against the accrued expense and receive $6.4 million in sublease rental payments.

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

Contractual Commitments and Obligations

        Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission, or SEC, on February 17, 2009. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K.

Recent Accounting Pronouncements

        In April 2009, the FASB issued three FASB Staff Positions ("FSP"s) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings instead of other comprehensive income. FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to interim periods. All of these FSPs are effective for us beginning on April 1, 2009. We are evaluating the effect of FSP No. FAS 157-4 and FSP No. FAS 115-2 and FAS 124-2 on our condensed consolidated financial statements. FSP No. FAS 107-1 and APB 28-1 is expected to result in increased disclosures in future interim periods.

        In April 2009, the FASB issued FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. In November 2008, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. FSP No. FAS 141(R)-1 and EITF 08-7 became effective on January 1, 2009. The implementation of FSP No. FAS 141 (R)-1 and EITF 08-7 did not have an effect on our condensed consolidated financial statements.

        In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as an exception under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." EITF 07-5 became effective for us on January 1, 2009. The implementation of EITF 07-5 did not have an effect on our condensed consolidated financial statements.

        In December 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-1, "Accounting for Collaborative Arrangements" ("EITF 07-1"). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor customer (or analogous) relationship subject to EITF Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)." EITF 07-1 became effective for us on January 1, 2009. The implementation of EITF 07-1 did not have a material effect on our condensed consolidated financial statements.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of March 31, 2009 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        We completed the acquisition of ViroChem on March 12, 2009 at which time ViroChem became a subsidiary of Vertex. The accounting for the acquisition of ViroChem is material to our financial position as of March 31, 2009, and we believe that the internal controls and procedures related to the accounting for the acquisition of ViroChem have a material effect on our internal control over financial reporting. See Note 9, "Acquisition of ViroChem Pharma Inc.," to our unaudited condensed consolidated financial statements contained in this Quarterly Report for further details on the transaction.

        We have expanded our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under this act to include accounting for the acquisition of ViroChem. Except for the acquisition of ViroChem, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1A.    Risk Factors

        Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on February 17, 2009. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K, except:

WE MAY NOT BE SUCCESSFUL IN DEVELOPING ANY OF THE DRUG CANDIDATES WE RECENTLY ACQUIRED IN THE VIROCHEM TRANSACTION AND, AS A RESULT, WE MAY NOT REALIZE ANY BENEFITS FROM THIS ACQUISITION AND COULD BE SUBJECT TO SIGNIFICANT IMPAIRMENT CHARGES IN FUTURE PERIODS.

        In March 2009, we acquired ViroChem for $100.0 million in cash and 10.7 million shares of our common stock. We acquired ViroChem primarily in order to acquire rights to two HCV polymerase inhibitors, VCH-222 and VCH-759, as part of our strategy to pursue drug candidates that could potentially be developed in combination with telaprevir or our earlier-stage protease inhibitors. VCH-222 and VCH-759 are still in Phase 1 clinical development and have only been evaluated in preclinical studies and in a limited number of patients with HCV. While we believe the data from the clinical trials to date, together with studies in animal models and in vitro data, support the development of combination therapies, there are numerous reasons why we may not be able to successfully develop a combination involving either VCH-222 or VCH-759, including:

  •
  data from trials involving drug candidates separately may not be predictive of results involving drug candidates dosed in combination, including as a result of unforeseen drug interactions; and

  •
  positive results in small clinical trials and preclinical studies may not be predictive of results in clinical trials involving large numbers of patients.

        There can be no assurance that we will be able to successfully develop either VCH-222 or VCH-759 in combination with telaprevir or our other HCV protease inhibitors, or at all, and if we are not successful in developing VCH-222 or VCH-759, we may not realize any benefits from our recently completed acquisition.

        We allocated $525.9 million to intangible assets related to the in-process research and development associated with the ViroChem drug candidates. If the value of these drug candidates becomes impaired, we may incur significant impairment charges, including potentially the entire amount of the intangible assets reflected on our condensed consolidated balance sheets associated with the drug candidate, in the period in which the impairment becomes known. An impairment could result from, among other things, unfavorable safety or efficacy results from clinical trials or non-clinical studies or competitive factors affecting the potential market for the drug candidate. If we incur a significant impairment charge in a future period related to the intangible assets acquired in the ViroChem transaction, the value of our common stock could decrease.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

  •
  our expectations regarding clinical trials, development timelines and regulatory authority filings for telaprevir, VX-770, VX-809, VCH-222 and other drug candidates under development by us and our collaborators including our intention to file an NDA for telaprevir in the United States in the second half of 2010;

  •
  our expectations regarding the number of patients that will be evaluated, the trial design that will be utilized, and the expected date by which SVR data, interim data and/or final data will be available and/or publicly announced for our ADVANCE, REALIZE and ILLUMINATE trials, the other ongoing or planned clinical trials of telaprevir, the registration program for VX-770, the Phase 2a clinical trials of VX-809, the Phase 1 clinical trial of VCH-222, and the clinical trials being conducted by our collaborators of drug candidates for the treatment of cancer;

  •
  expectations regarding the amount of, timing of and trends with respect to our revenues and costs and expenses;

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

  •
  our intention to begin the registration program for VX-770 in the second quarter of 2009;

  •
  our plan to begin clinical evaluation of novel combination regimens of telaprevir with VCH-222 and/or VCH-759 by the end of 2009;

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

  •
  potential business development activities, including with respect to our JAK3 program;

  •
  our ability to use our research programs to identify and develop new drug candidates to address serious diseases and significant unmet medical needs;

  •
  our estimates regarding obligations associated with a lease of a facility in Kendall Square, Cambridge, Massachusetts; and

  •
  our liquidity and our expectations regarding our needs for and ability to raise additional capital.

        Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward- looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on February 17, 2009, and updated and supplemented by "Part II—Item 1A—Risk Factors" of this Quarterly Report on Form 10-Q. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced Plans or Programs	Maximum Number of Shares that may yet be purchased under publicly announced Plans or Programs
January 1, 2009 to January 31, 2009	4,373	$0.01	—	—
February 1, 2009 to February 28, 2009	13,279	$0.01	—	—
March 1, 2009 to March 31, 2009	12,624	$0.01	—	—

        The repurchases were made under the terms of our 1996 Stock and Option Plan and 2006 Stock and Option Plan. Under these plans, we award shares of restricted stock that typically are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient's service to us is terminated. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares, which typically is the par value per share of $0.01. Repurchased shares are returned to the applicable Stock and Option Plan under which they were issued. Shares returned to the 2006 Stock and Option Plan are available for future awards under the terms of that plan.

Item 6.    Exhibits

Exhibit No.	Description
2.1	Share Purchase Agreement, dated March 3, 2009, by and among Vertex Pharmaceuticals Incorporated, Vertex Pharmaceuticals (Canada) Incorporated, ViroChem Pharma Inc. and the ViroChem Securityholders named therein (incorporated by reference from Exhibit 2.1 to the Current Report on Form 8-K filed on March 13, 2009 (Commission File No. 000-19319)).
4.1
Registration Rights Agreement, dated March 12, 2009, by and among Vertex Pharmaceuticals Incorporated, ViroChem Pharma Inc. and the ViroChem Pharma Inc. Securityholders named therein (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on March 13, 2009 (Commission File No. 000-19319)).
10.1
Agreement, dated February 5, 2009, between Matthew W. Emmens and Vertex Pharmaceuticals Incorporated (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2009 (Commission File No. 000-19319)).*
10.2
Employee Non-Disclosure, Non-Competition and Inventions Agreement, dated February 5, 2009, between Matthew W. Emmens and Vertex Pharmaceuticals Incorporated (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on February 10, 2009 (Commission File No. 000-19319)).*

Exhibit No.	Description
10.3	Transition Agreement, dated February 5, 2009, between Joshua S. Boger and Vertex Pharmaceuticals Incorporated (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on February 10, 2009 (Commission File No. 000-19319)).*
10.4	Amendment to Lease, dated January 12, 2009, by and between BMR-200 Sidney Street LLC and Vertex Pharmaceuticals Incorporated.
10.5	Amendment to Lease, dated January 12, 2009, by and between BMR-40 Erie Street LLC and Vertex Pharmaceuticals Incorporated.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract, compensatory plan or agreement.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2009	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)