Form 10-Q
period 2009-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2009-08-10
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share Class	180,659,165 Outstanding at August 5, 2009

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

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

Part I.    Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$408,949	$389,115
Marketable securities, available for sale	345,415	442,986
Accounts receivable	14,762	23,489
Prepaid expenses and other current assets	13,630	11,991

Total current assets	782,756	867,581

Restricted cash	30,258	30,258
Property and equipment, net	64,358	68,331
Intangible assets	525,900	—
Goodwill	26,883	—
Other assets	9,721	14,309

Total assets	$1,439,876	$980,479

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$27,494	$51,760
Accrued expenses and other current liabilities	88,190	94,203
Accrued interest	2,565	5,349
Deferred revenues, current portion	37,787	37,678
Accrued restructuring expense, current portion	6,389	6,319
Other obligations	21,255	21,255

Total current liabilities	183,680	216,564

Accrued restructuring expense, excluding current portion	27,661	27,745
Convertible senior subordinated notes (due February 2013)	144,000	287,500
Deferred revenues, excluding current portion	192,975	209,796
Deferred tax liability	162,503	—

Total liabilities	710,819	741,605

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at June 30, 2009 and December 31, 2008; 180,203,055 and 151,245,384 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,784	1,494
Additional paid-in capital	3,108,429	2,281,817
Accumulated other comprehensive income	418	3,168
Accumulated deficit	(2,381,574)	(2,047,605)

Total stockholders' equity	729,057	238,874

Total liabilities and stockholders' equity	$1,439,876	$980,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Royalty revenues	$5,917	$9,741	$12,057	$20,592
Collaborative and other research and development revenues	13,147	59,668	30,986	90,492

Total revenues	19,064	69,409	43,043	111,084
Costs and expenses:
Royalty expenses	3,267	3,701	6,843	7,277
Research and development expenses	139,331	129,573	282,912	245,846
Sales, general and administrative expenses	32,526	26,448	61,046	46,380
Restructuring expense	1,107	1,168	3,509	1,798
Acquisition-related expenses	—	—	7,793	—

Total costs and expenses	176,231	160,890	362,103	301,301

Loss from operations	(157,167)	(91,481)	(319,060)	(190,217)
Interest income	1,489	3,993	4,088	8,489
Interest expense	(3,325)	(3,833)	(6,703)	(5,747)
Loss on exchange of convertible subordinated notes	(12,294)	—	(12,294)	—

Net loss	$(171,297)	$(91,321)	$(333,969)	$(187,475)

Basic and diluted net loss per common share	$(0.99)	$(0.66)	$(2.03)	$(1.37)

Basic and diluted weighted-average number of common shares outstanding	172,563	138,725	164,258	136,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(333,969)	$(187,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	14,909	15,668
Stock-based compensation expense	48,862	29,665
Other non-cash based compensation expense	3,311	2,613
Loss on disposal of property and equipment	2,076	—
Loss on exchange of convertible subordinated notes	12,294	—
Realized gain on marketable securities	—	(219)
Changes in operating assets and liabilities, excluding the effect of an acquisition:
Accounts receivable	8,744	15,955
Prepaid expenses and other current assets	(105)	(5,541)
Accounts payable	(24,565)	3,595
Accrued expenses and other current liabilities	(17,770)	(15,558)
Accrued restructuring expense	(14)	(802)
Accrued interest	(685)	5,121
Deferred revenues	(16,712)	135,201

Net cash used in operating activities	(303,624)	(1,777)
Cash flows from investing activities:
Purchases of marketable securities	(250,715)	(254,642)
Sales and maturities of marketable securities	345,457	84,372
Payment for the acquisition of ViroChem, net of cash acquired	(87,422)	—
Expenditures for property and equipment	(11,165)	(15,062)
Other assets	365	(946)

Net cash used in investing activities	(3,480)	(186,278)
Cash flows from financing activities:
Issuances of common stock from employee benefit plans, net	16,584	11,989
Issuances of common stock from stock offerings, net	313,250	112,069
Issuances of convertible senior subordinated notes (due February 2013), net	—	278,000
Repayment of collaborator development loan	—	(19,997)
Debt exchange costs	(85)	—

Net cash provided by financing activities	329,749	382,061
Effect of changes in exchange rates on cash	(2,811)	(37)

Net increase in cash and cash equivalents	19,834	193,969
Cash and cash equivalents—beginning of period	389,115	355,663

Cash and cash equivalents—end of period	$408,949	$549,632

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,828	$—
Exchange of convertible subordinated notes for common stock	$143,500	$—
Accrued interest offset to additional paid-in capital on exchange of convertible subordinated notes	$2,099	$—
Unamortized debt issuance costs of exchanged convertible subordinated notes offset to additional paid-in capital	$3,476	$—
Fair value of common stock issued to acquire ViroChem	$290,557	$—

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2009 and 2008.

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

        On March 12, 2009, Vertex acquired ViroChem Pharma Inc. ("ViroChem"). The Company consolidated ViroChem's operating results with those of Vertex beginning on the date of the acquisition. See Note 10, "Acquisition of ViroChem Pharma Inc.," for additional information regarding the acquisition.

        In accordance with Financial Accounting Standards Board ("FASB") Statement No. 165, "Subsequent Events," the Company has evaluated subsequent events through August 10, 2009, the date of issuance of the condensed consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events. However, the Company did have a nonrecognizable subsequent event related to the amendment of its license, development and commercialization agreement with Mitsubishi Tanabe Pharma Corporation on July 30, 2009. See Note 17, "Subsequent Event," for additional information regarding the amendment.

2. Accounting Policies

Reclassification in the Preparation of Financial Statements

        Certain amounts in prior period condensed consolidated financial statements have been reclassified to conform to the current presentation. The reclassifications had no effect on the reported net loss.

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

	At June 30,
	2009	2008
	(in thousands, except per share amounts)
Stock options	18,095	16,516
Weighted-average exercise price (per share)	$30.03	$28.02
Convertible notes	6,223	12,425
Conversion price (per share)	$23.14	$23.14
Unvested restricted shares	1,778	1,943

Stock-based Compensation Expense

        The Company records stock-based compensation expense in accordance with FASB Statement No. 123(R), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based employee compensation over the employees' service periods or the derived service period for awards with market conditions. Compensation expense is determined based on the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. Please refer to Note 3, "Stock-based Compensation Expense," for further information.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Accounting Policies (Continued)

        The Company's collaborators have funded portions of the Company's research and development programs related to specific drug candidates and research targets, including telaprevir, in the three and six months ended June 30, 2009 and 2008. The Company's collaborative and other research and development revenues were $13.1 million and $59.7 million, respectively, for the three months ended June 30, 2009 and 2008. The Company's collaborative and other research and development revenues were $31.0 million and $90.5 million, respectively, for the six months ended June 30, 2009 and 2008. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were approximately $37 million and approximately $35 million, respectively, for the three months ended June 30, 2009 and 2008, and approximately $86 million and approximately $70 million, respectively, for the six months ended June 30, 2009 and 2008.

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

Revenue Recognition

        The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SEC Staff Accounting Bulletin No. 104, "Revenue Recognition," and EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21").

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

Business Combinations

        Under FASB Statement No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"), which applies to transactions that occur after January 1, 2009, the Company assigns the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets, including intangible assets such as in-process research and development, using a variety of methods including present-value models. Each asset is measured at fair value in accordance with FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"), from the perspective of a market participant. The method used to estimate the fair values of in-process research and development assets reflects significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant's assumptions regarding the probability of completing in-process research and development projects, which would require obtaining regulatory approval for marketing of the associated drug candidate; a market participant's estimates regarding the timing of and the expected costs to complete in-process research and development projects; a market participant's estimates of future cash flows from potential product sales; and the appropriate discount rates for a market participant. In accordance with SFAS 141(R), transaction costs and restructuring costs associated with the transaction are expensed as incurred.

In-process Research and Development Assets

        In-process research and development assets acquired in a business combination initially are recorded at fair value and accounted for as indefinite-lived intangible assets in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets," as amended by SFAS 141(R). These assets are maintained on the Company's condensed consolidated balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Accounting Policies (Continued)

value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. In-process research and development assets will be tested for impairment on an annual basis during the fourth quarter, or earlier if impairment indicators are present.

Goodwill

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill will be evaluated for impairment on an annual basis during the fourth quarter, or earlier if impairment indicators are present.

3. Stock-based Compensation Expense

        At June 30, 2009, the Company had four stock-based employee compensation plans: the 1991 Stock Option Plan (the "1991 Plan"), the 1994 Stock and Option Plan (the "1994 Plan"), the 1996 Stock and Option Plan (the "1996 Plan") and the 2006 Stock and Option Plan (the "2006 Plan" and together with the 1991 Plan, the 1994 Plan and the 1996 Plan, collectively, the "Stock and Option Plans") and one Employee Stock Purchase Plan (the "ESPP"). On May 15, 2008, the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance under the 2006 Plan of 6,600,000, to a total of 13,902,380 shares of common stock, and an increase in the number of shares of common stock authorized for issuance under the ESPP of 2,000,000. On May 14, 2009, the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance under the 2006 Plan of 7,700,000, to a total of 21,602,380 shares of common stock. In connection with the Stock and Option Plans, the Company issues stock options and restricted stock awards with service conditions, which are generally the vesting periods of the awards. The Company also issues to certain members of senior management restricted stock awards that vest upon the earlier of the satisfaction of (i) a market or performance condition or (ii) a service condition ("PARS").

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

        The effect of stock-based compensation expense during the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$20,707	$11,739	$36,864	$20,027
Restricted stock (including PARS)	4,948	4,126	9,705	7,925
ESPP issuances	930	728	2,293	1,713

Total stock-based compensation expense	$26,585	$16,593	$48,862	$29,665

Effect of stock-based compensation expense by line item:
Research and development expenses	$20,542	$13,259	$37,894	$23,969
Sales, general and administrative expenses	6,043	3,334	10,968	5,696

Total stock-based compensation expense included in net loss	$26,585	$16,593	$48,862	$29,665

Stock Options

        All stock options awarded during the six months ended June 30, 2009 and 2008 were awarded with exercise prices equal to the fair market value of the Company's common stock on the date the award was granted by the Company's board of directors. Under amendments to the 2006 Plan adopted on May 15, 2008, no options can be issued under the 2006 Plan with an exercise price less than the fair market value on the date of grant.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Stock-based Compensation Expense (Continued)

        The options granted during the three and six months ended June 30, 2009 had a weighted-average grant-date fair value per share of $16.12 and $18.58, respectively. The options granted during the three and six months ended June 30, 2008 had a weighted-average grant-date fair value per share of $16.34 and $12.60, respectively.

        The Company recorded stock-based compensation expense related to stock options of $20.7 million and $11.7 million, respectively, for the three months ended June 30, 2009 and 2008. The Company recorded stock-based compensation expense related to stock options of $36.9 million and $20.0 million, respectively, for the six months ended June 30, 2009 and 2008. The stock-based compensation expense related to stock options for the three and six months ended June 30, 2009 included $4.5 million and $9.2 million, respectively, related to stock options that were accelerated and modified in connection with Dr. Joshua S. Boger's transition arrangement. The stock-based compensation expense related to stock options for the three and six months ended June 30, 2009 also included $1.5 million related to stock options that were accelerated in connection with another executive officer's severance arrangement. As of June 30, 2009, there was $91.7 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested options granted under the Company's Stock and Option Plans. That expense is expected to be recognized over a weighted-average period of 2.75 years.

Restricted Stock

        The Company recorded stock-based compensation expense of $4.9 million and $4.1 million, respectively, for the three months ended June 30, 2009 and 2008, and $9.7 million and $7.9 million, respectively, for the six months ended June 30, 2009 and 2008 related to restricted stock, including PARS, outstanding during those periods. The stock-based compensation expense related to restricted stock, including PARS, for the three and six months ended June 30, 2009 included $0.6 million and $1.3 million, respectively, related to accelerated vesting of restricted stock awards in connection with Dr. Joshua S. Boger's transition arrangement and $0.3 million in the three and six months ended June 30, 2009 related to accelerated vesting of restricted stock awards in connection with another executive officer's severance arrangement. The stock-based compensation expense related to restricted stock for the three and six months ended June 30, 2008 included $0.6 million related to accelerated vesting of restricted stock awards in connection with an executive officer's anticipated separation from the Company in the fourth quarter of 2008.

        As of June 30, 2009, there was $33.0 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock, including PARS, granted under the Company's Stock and Option Plans. That expense is expected to be recognized over a weighted-average period of 2.62 years.

Employee Stock Purchase Plan

        The stock-based compensation expense related to the ESPP was $0.9 million and $0.7 million, respectively, for the three months ended June 30, 2009 and 2008 and $2.3 million and $1.7 million, respectively, for the six months ended June 30, 2009 and 2008. As of June 30, 2009, there was $2.3 million of total unrecognized stock-based compensation expense, net of estimated forfeitures,

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Stock-based Compensation Expense (Continued)

related to ESPP shares. That expense is expected to be recognized during the twelve month period ending June 30, 2010.

        During the three and six months ended June 30, 2009, the Company issued 208,000 shares to employees under the ESPP at an average price paid of $23.07 per share. During the three and six months ended June 30, 2008, the Company issued 185,000 shares to employees under the ESPP at an average price paid of $22.55 per share.

4. Marketable Securities

        A summary of cash, cash equivalents and marketable securities is shown below:

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents
Cash and money market funds	$408,949	$—	$—	$408,949

Total cash and cash equivalents	$408,949	$—	$—	$408,949

Marketable securities
Government-sponsored enterprise securities
Due within 1 year	$267,167	$283	$—	$267,450

Total government-sponsored enterprise securities	$267,167	$283	$—	$267,450

Corporate debt securities
Due within 1 year	$77,943	$22	$—	$77,965

Total corporate debt securities	$77,943	$22	$—	$77,965

Total marketable securities	$345,110	$305	$—	$345,415

Total cash, cash equivalents and marketable securities	$754,059	$305	$—	$754,364

December 31, 2008
Cash and cash equivalents
Cash and money market funds	$389,115	$—	$—	$389,115

Total cash and cash equivalents	$389,115	$—	$—	$389,115

Marketable securities
Government-sponsored enterprise securities
Due within 1 year	$347,982	$2,713	$—	$350,695

Total government-sponsored enterprise securities	$347,982	$2,713	$—	$350,695

Corporate debt securities
Due within 1 year	$91,863	$428	$—	$92,291

Total corporate debt securities	$91,863	$428	$—	$92,291

Total marketable securities	$439,845	$3,141	$—	$442,986

Total cash, cash equivalents and marketable securities	$828,960	$3,141	$—	$832,101

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Marketable Securities (Continued)

        The Company had marketable securities of $345.4 million and $443.0 million that were all classified as current assets on the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008, respectively.

        The Company reviews investments in marketable securities for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment's amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company's investment policy, the severity and the duration of the impairment and changes in value subsequent to period end. As of June 30, 2009 and December 31, 2008, the Company did not have any securities with unrealized losses.

        In the three and six months ended June 30, 2009, the Company had proceeds of $171,000 and $345,000, respectively, from sales and maturities of available for sale securities. In the three and six months ended June 30, 2008, the Company had proceeds of $55,000 and $84,000, respectively, from sales and maturities of available for sale securities.

        Realized gains and losses are determined on the specific identification method and are included in interest income on the condensed consolidated statements of operations. There were no gross realized gains and losses for the three and six months ended June 30, 2009. Gross realized gains and losses for the three months ended June 30, 2008 were $378,000 and $306,000, respectively. Gross realized gains and losses for the six months ended June 30, 2008 were $525,000 and $306,000, respectively.

5. Fair Value of Financial Instruments and Nonfinancial Assets

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

        SFAS 157 did not change the standard for determining whether assets and liabilities should be recorded at cost or at fair value. For assets and liabilities required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts that form the foundation of the fair value measurement approach. In accordance with SFAS 157, the fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value of Financial Instruments and Nonfinancial Assets (Continued)

would price assets and liabilities). SFAS 157 establishes the following fair value hierarchy for the use of observable inputs and unobservable inputs in valuing assets and liabilities:

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

        The Company's investment strategy is focused on capital preservation. The Company invests in instruments that meet credit quality standards as outlined in the Company's investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue or type of instrument. Beginning in the fourth quarter of 2007, the Company began to shift its investments to instruments that carry less exposure to market volatility and liquidity pressures. As of June 30, 2009, the majority of the Company's investments are in money market funds and short-term government guaranteed or supported securities.

        As of June 30, 2009, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs and the Company had no financial liabilities that were subject to fair value measurement. The Company's financial assets valued based on Level 1 inputs consisted of a money market fund and government-sponsored enterprise securities, which are government supported. The Company's money market fund also invests in government-sponsored enterprise securities. The Company's financial assets valued based on Level 2 inputs consisted of commercial paper, which is guaranteed by the FDIC. The Company's investments in commercial paper consist of high-grade investments. During the six months ended June 30, 2009 and 2008, the Company did not record an other-than-temporary impairment charge related to its investments.

        The following table sets forth the Company's financial assets subject to fair value measurements on a recurring basis as of the end of the second quarter of 2009:

	Fair Value Measurements as of June 30, 2009
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents	$351,733	$351,733	$—	$—
Marketable securities, available for sale	345,415	267,450	77,965
Restricted cash	30,258	30,258	—	—

Total	$727,406	$649,441	$77,965	$—

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value of Financial Instruments and Nonfinancial Assets (Continued)

        Intangible assets acquired in connection with the Company's acquistion of ViroChem were accounted for in accordance with SFAS 157 as described in Note 10, "Acquisition of ViroChem Pharma Inc." The fair value of these nonfinancial assets was based on Level 3 inputs.

        The Company had $144.0 million outstanding in aggregate principal amount of 4.75% convertible senior subordinated notes due 2013 included on the condensed consolidated balance sheet as of June 30, 2009. At June 30, 2009, these 2013 Notes had a fair value of $216.9 million as obtained from a quoted market source.

6. Comprehensive Loss

        For the three and six months ended June 30, 2009 and 2008, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Net loss	$(171,297)	$(91,321)	$(333,969)	$(187,475)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable securities	(843)	(626)	(2,836)	632
Reclassification adjustment for realized gain on marketable securities included in net loss	—	(690)	—	(829)
Foreign currency translation adjustment	118	(30)	86	(37)

Total change in other comprehensive loss	(725)	(1,346)	(2,750)	(234)

Total comprehensive loss	$(172,022)	$(92,667)	$(336,719)	$(187,709)

7. Income Taxes

        Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"). At June 30, 2009 and December 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions at June 30, 2009 and December 31, 2008.

        The Company files United States federal income tax returns and income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the United States before 2007 and any other major taxing jurisdiction for years before 2005, except where the Company has net operating losses or tax credit carryforwards that originate before 2005. The Company completed an examination by the Internal Revenue Service with respect to 2006 in June 2009 with no material change. The Company currently is not under examination by any jurisdiction for any tax year.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Restructuring Expense

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

        The Company estimates the restructuring expense in accordance with SFAS 146. The restructuring expense incurred in the three and six months ended June 30, 2009 and 2008 relates only to the portion of the building that the Company is not occupying and does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

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

        For the three months ended June 30, 2009, the Company recorded restructuring expense of $1.1 million, which was primarily the result of the imputed interest cost relating to the restructuring

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Restructuring Expense (Continued)

liability. The activity related to the restructuring liability for the three months ended June 30, 2009 was as follows (in thousands):

	Liability as of March 31, 2009	Cash payments in the second quarter of 2009	Cash received from subleases in the second quarter of 2009	Charge in the second quarter of 2009	Liability as of June 30, 2009
Lease restructuring liability	$34,811	$(3,985)	$2,117	$1,107	$34,050

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

        For the six months ended June 30, 2009, the Company recorded restructuring expense of $3.5 million, which was the result of incremental lease obligations related to the revision of certain key estimates and assumptions about facility operating costs as well as the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the six months ended June 30, 2009 was as follows (in thousands):

	Liability as of December 31, 2008	Cash payments in the first half of 2009	Cash received from subleases in the first half of 2009	Charge in the first half of 2009	Liability as of June 30, 2009
Lease restructuring liability	$34,064	$(7,757)	$4,234	$3,509	$34,050

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Restructuring Expense (Continued)

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

9. Equity and Debt Offerings and Debt Exchanges

        On February 24, 2009, the Company completed an offering of 10,000,000 shares of common stock (the "February 2009 Equity Offering"), which were sold at a price of $32.00 per share. This offering resulted in $313.3 million of net proceeds to the Company. The underwriting discount of $6.4 million and other expenses of $0.4 million related to the February 2009 Equity Offering were recorded as an offset to additional paid-in capital.

        On September 23, 2008, the Company completed an offering of 8,625,000 shares of common stock (the "September 2008 Equity Offering"), which were sold at a price of $25.50 per share. This offering resulted in $217.4 million of net proceeds to the Company. The underwriting discount of $2.2 million and other expenses of $0.3 million related to the September 2008 Equity Offering were recorded as an offset to additional paid-in capital.

        On February 19, 2008, the Company completed concurrent offerings of $287.5 million in aggregate principal amount of 4.75% convertible senior subordinated notes due 2013 (the "2013 Notes") and 6,900,000 shares of common stock (the "February 2008 Equity Offering"), which were sold at a price of $17.14 per share.

        The convertible debt offering resulted in net proceeds of $278.6 million to the Company. The underwriting discount of $8.6 million and other expenses of $0.3 million related to the convertible debt offering were recorded as debt issuance costs and are included in other assets on the Company's condensed consolidated balance sheets. The February 2008 Equity Offering resulted in net proceeds of $112.7 million to the Company. The underwriting discount of $5.3 million and other expenses of $0.2 million related to the February 2008 Equity Offering were recorded as an offset to additional paid-in capital.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

9. Equity and Debt Offerings and Debt Exchanges (Continued)

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

        Based on the Company's evaluation of the 2013 Notes in accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Company determined that the 2013 Notes contain a single embedded derivative. This embedded derivative relates to potential penalty interest payments that could be imposed on the Company for a failure to comply with its reporting obligations pursuant to the 2013 Notes. This embedded derivative required bifurcation as the feature was not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of February 19, 2008, December 31, 2008 and June 30, 2009.

        On June 10, 2009, the Company exchanged 6,601,000 shares of newly-issued common stock for $143.5 million in aggregate principal amount of the 2013 Notes, plus accrued interest. In the exchanges, the Company issued 46 shares of common stock for each $1,000 in principal amount of 2013 Notes. As a result of the exchanges, the Company incurred a non-cash charge of $12.3 million in the second quarter of 2009. This charge is related to the incremental shares issued in the transaction over the number that would have been issued upon conversion of the 2013 Notes under their original terms, at the original conversion rate of approximately 43.22 shares of common stock per $1,000 in principal amount of the 2013 Notes. In addition, accrued interest of $2.1 million and unamortized debt issuance costs of exchanged convertible notes of $3.5 million were recorded as an offset to additional paid-in capital on the Company's condensed consolidated balance sheet.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Acquisition of ViroChem Pharma Inc.

        On March 12, 2009, the Company acquired 100% of the outstanding equity of ViroChem, a privately-held biotechnology company based in Canada, for $100.0 million in cash and 10,733,527 shares of the Company's common stock. Vertex acquired ViroChem in order to add two clinical-development stage HCV polymerase inhibitors to Vertex's HCV drug development portfolio. In addition at the time of the acquisition, ViroChem was engaged in additional research stage activities related to viral diseases and was developing an early-stage drug candidate for the treatment of patients with HIV.

        The transaction is being accounted for under the acquisition method of accounting in accordance with SFAS 141(R). Under SFAS 141(R), all of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs and restructuring costs associated with the transaction are expensed as incurred.

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

Allocations of Assets and Liabilities

        The Company has allocated the purchase price for ViroChem to net tangible assets and intangible assets, goodwill and a deferred tax liability. The difference between the aggregate purchase price and the fair value of assets acquired and liabilities assumed was allocated to goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date:

Fair Values as of March 12, 2009
(in thousands)
Cash and cash equivalents	$12,578
Other tangible assets	1,920
Intangible assets	525,900
Goodwill	26,883
Accounts payable and accrued expenses	(14,221)
Deferred tax liability	(162,503)

Net assets	$390,557

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Acquisition of ViroChem Pharma Inc. (Continued)

        Under SFAS 141(R), all $525.9 million of the intangible assets acquired in the ViroChem acquisition relate to in-process research and development assets. These in-process research and development assets primarily relate to ViroChem's two clinical-development stage HCV polymerase inhibitors, VX-222 (formerly VCH-222) and VX-759 (formerly VCH-759), which had estimated fair values of $412.9 million and $105.8 million, respectively. The fair values of VX-222 and VX-759 were measured from the perspective of a market participant in accordance with SFAS 157. In addition, the Company also considered ViroChem's other clinical drug candidates and determined that VCH-286, ViroChem's lead HIV drug candidate, had an estimated fair value of $7.2 million, based on development costs through the acquisition date, and that the other clinical drug candidates had no fair value because the clinical and non-clinical data for those drug candidates did not support further development as of the acquisition date. The Company also considered ViroChem's preclinical programs and other technologies and determined that because of uncertainties related to the safety, efficacy and commercial viability of the potential drug candidates market participants would not ascribe value to these assets.

        If a project is completed, the carrying value of the related intangible asset will be amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset will be written down to its fair value and an impairment charge will be taken in the period in which the impairment occurs. The ViroChem intangible assets will be tested for impairment on an annual basis during the fourth quarter, or earlier if impairment indicators are present.

        The deferred tax liability primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.

        The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed was allocated to goodwill. This goodwill relates to the potential synergies from the possible development of combination therapies involving telaprevir and the acquired drug candidates. None of the goodwill is expected to be deductible for income tax purposes. As of June 30, 2009, there were no changes in the recognized amounts of goodwill resulting from the acquisition of ViroChem.

Acquisition-related Expenses, Including Restructuring

        The Company incurred $0 and $7.8 million, respectively, in expenses that are reflected as acquisition-related expenses on the condensed consolidated statement of operations for the three and six months ended June 30, 2009. These costs include transaction expenses and a restructuring charge that was incurred in March 2009 when Vertex determined it would restructure ViroChem's operations in order to focus ViroChem's activities on its HCV development programs. As a result of this restructuring plan, Vertex recorded a $2.1 million expense related to employee severance, benefits and related costs in accordance with SFAS 146. SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. The accrued liability of $2.1 million, which was included in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2009, was paid in the second quarter of 2009.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

10. Acquisition of ViroChem Pharma Inc. (Continued)

ViroChem Financial Information

        The results of operations of ViroChem have been included in the condensed consolidated financial statements since the acquisition date. ViroChem had no revenues in the period from the acquisition date to June 30, 2009, and ViroChem's net loss in the period from the acquisition date to June 30, 2009 was immaterial to the Company's condensed consolidated financial results. Pro forma results of operations for the three and six months ended June 30, 2009 and 2008 assuming the acquisition of ViroChem had taken place at the beginning of each period would not differ significantly from Vertex's actual reported results.

11. Sale of HIV Protease Inhibitor Royalty Stream

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

        On May 30, 2008, the Company entered into a purchase agreement (the "Purchase Agreement") with Fosamprenavir Royalty, L.P. ("Fosamprenavir Royalty") pursuant to which the Company sold, and Fosamprenavir Royalty purchased, the Company's right to receive royalty payments, net of royalty amounts to be earned and due to Searle, arising from sales of Lexiva/Telzir and Agenerase under the Company's 1993 agreement with GlaxoSmithKline, from April 1, 2008 to the end of the term of the collaboration agreement, for a one-time cash payment of $160.0 million. In accordance with the Purchase Agreement, GlaxoSmithKline will make all royalty payments, net of the subroyalty amounts payable to Searle, directly to Fosamprenavir Royalty. The Purchase Agreement also contains other representations, warranties, covenants and indemnification obligations. The Company continues to be obligated for royalty amounts earned and that are due to Searle. The Company has instructed GlaxoSmithKline to pay such amounts directly to Searle as they become due.

        The Company classified the proceeds received from Fosamprenavir Royalty as deferred revenues, to be recognized as royalty revenues over the life of the collaboration agreement because of the Company's continuing involvement in the royalty arrangement over the term of the Purchase Agreement. Such continuing involvement, which is required pursuant to covenants contained in the Purchase Agreement, includes overseeing GlaxoSmithKline's compliance with the collaboration agreement, monitoring and defending patent infringement, adverse claims or litigation involving the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

11. Sale of HIV Protease Inhibitor Royalty Stream (Continued)

royalty stream, undertaking to cooperate with Fosamprenavir Royalty's efforts to find a new license partner in the event that GlaxoSmithKline terminates the collaboration agreement, and compliance with the license agreement with Searle, including the obligation to make future royalty payments to Searle. Because the transaction was structured as a non-cancellable sale, the Company does not have significant continuing involvement in the generation of the cash flows due to Fosamprenavir Royalty and there are no guaranteed rates of return to Fosamprenavir Royalty, the Company has recorded the proceeds as deferred revenues pursuant to EITF 88-18.

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

12. Significant Revenue Arrangements

Janssen Pharmaceutica, N.V.

        In June 2006, the Company entered into a collaboration agreement with Janssen Pharmaceutica, N.V. ("Janssen") for the development, manufacture and commercialization of telaprevir, the Company's lead investigative HCV protease inhibitor. Under the agreement, Janssen has agreed to be responsible for 50% of the drug development costs incurred under the development program for the parties' territories (North America for the Company, and the rest of the world, other than the Far East, for Janssen) and has exclusive rights to commercialize telaprevir in its territories including Europe, South America, the Middle East, Africa and Australia. Under the development program for telaprevir, each party is incurring reimbursable drug development costs. Reimbursable costs incurred by Janssen are offset against reimbursable costs incurred by the Company. Amounts that Janssen pays to the Company for reimbursement, after the offset, are recorded as revenues. Accordingly, as Janssen incurs increased costs under the development program, the Company's revenues attributable to the reimbursement are reduced.

        Janssen made a $165.0 million up-front license payment to the Company in July 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. Under the agreement, Janssen agreed to make contingent milestone payments, which could total up to $380.0 million if telaprevir is successfully developed, approved and launched as a product. As of June 30, 2009, the Company had earned $100.0 million of these

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Significant Revenue Arrangements (Continued)

contingent milestone payments under the agreement. The remaining $280.0 million in milestones under the Company's agreement with Janssen include $100.0 million related to marketing authorization for telaprevir from the European Medicines Evaluation Agency and $150.0 million related to the launch of telaprevir in the European Union. In July 2009, the Company announced its intention to explore the sale of its rights to these $250.0 million in milestones.

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

        During the three and six months ended June 30, 2009, the Company recognized $12.8 million and $29.9 million, respectively, in revenues under the Janssen agreement, which included an amortized portion of the up-front payment and net reimbursements from Janssen for telaprevir development costs. During the three months ended June 30, 2008, the Company recognized $58.0 million in revenues under the Janssen agreement, which included an amortized portion of the up-front payment, a milestone of $45.0 million in connection with the commencement of a Phase 3 clinical trial of telaprevir, and net reimbursements from Janssen for telaprevir development costs. During the six months ended June 30, 2008, the Company recognized $83.5 million in revenues under the Janssen agreement, which included an amortized portion of the up-front payment, a milestone of $45.0 million in connection with the commencement of a Phase 3 clinical trial of telaprevir, a milestone of $10.0 million in connection with the commencement of the Phase 2 clinical trial of telaprevir in patients with genotype 2 and genotype 3 HCV infection and net reimbursements from Janssen for telaprevir development costs.

13. Guarantees

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

        The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trial investigators and sites in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company in the ordinary course of business, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery, development and commercialization collaboration agreements. With respect to the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. Guarantees (Continued)

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

        On February 12, 2008, the Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated, on September 18, 2008, the Company entered into an underwriting agreement with Goldman, Sachs & Co. and on February 18, 2009, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (collectively, the "Underwriting Agreements"), as the representative of the several underwriters, if any, named in such agreements, relating to the public offering and sale of shares of the Company's common stock or convertible senior subordinated notes. The Underwriting Agreement relating to each offering requires the Company to indemnify the underwriters against any loss they may suffer by reason of the Company's breach of representations and warranties relating to that public offering, the Company's failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the prospectus used in connection with that offering, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the offering. The representations, warranties and covenants in the Underwriting Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification arrangements is minimal.

14. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities accrued as of June 30, 2009 or December 31, 2008.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Management Transition

        Matthew W. Emmens, one of the Company's directors, became the Company's Chairman and Chief Executive Officer in May 2009. On February 5, 2009, the Company entered into a transition arrangement with Dr. Joshua S. Boger. The benefits under the transition arrangement include: (i) a lump sum payment of $2.9 million payable in November 2009, (ii) 18 months' accelerated vesting of his outstanding stock options, which will remain exercisable until December 31, 2010, subject to specified limitations, (iii) 18 months' accelerated vesting of each outstanding restricted stock award, treating each award as if it vests ratably over the term of the grant rather than the end of the service period and (iv) reimbursement for certain expenses. The Company recorded expenses of $1.4 million and $2.9 million, respectively, in the three and six months ended June 30, 2009 in connection with the lump sum payable in November 2009. In the three and six months ended June 30, 2009, the Company recorded a non-cash charge of $5.2 million and $10.5 million, respectively, due to the acceleration and extended exercisability of Dr. Boger's equity awards under the transition arrangement.

16. Recent Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity ("VIE"), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for the Company on January 1, 2010. The Company is evaluating the effect of the pending adoption of SFAS 167 on the Company's condensed consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 amends FASB Statement No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. The recognition and measurement provisions of SFAS 166 shall be applied to transfers that occur on or after January 1, 2010, the effective date of SFAS 166 to the Company. The Company is evaluating the effect of the pending adoption of SFAS 166 on the Company's condensed consolidated financial statements.

        In April 2009, the FASB issued three FASB Staff Positions ("FSP"s) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings instead of other comprehensive income. FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to interim periods. All of these FSPs became effective for the Company on April 1, 2009. FSP No. FAS 157-4, FSP No.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

16. Recent Accounting Pronouncements (Continued)

FAS 115-2 and FAS 124-2, and FSP No. FAS 107-1 and APB 28-1 did not have an effect on the Company's condensed consolidated financial statements.

        In April 2009, the FASB issued FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," which amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. In November 2008, the FASB ratified EITF Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. FSP No. FAS 141(R)-1 and EITF 08-7 became effective on January 1, 2009. The implementation of FSP No. FAS 141(R)-1 and EITF 08-7 did not have an effect on the Company's condensed consolidated financial statements.

17. Subsequent Event

        On July 30, 2009, the Company amended its license, development and commercialization agreement with Mitsubishi Tanabe Pharma Corporation ("Mitsubishi Tanabe"). Under the amended agreement, the Company will receive $105.0 million following signing the amendment, and will be eligible to receive further contingent milestone payments in lieu of royalties, which if realized would range between $15.0 million and $65.0 million. The amended agreement provides to Mitsubishi Tanabe a fully-paid license to commercialize telaprevir as part of a combination regimen with interferon and ribavirin to treat HCV infection in Japan and other countries in the Far East, as well as rights to manufacture telaprevir for sale in Japan and the Far East.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. Telaprevir, our lead drug candidate, is an oral hepatitis C protease inhibitor and one of the most advanced of a new class of antiviral treatments in clinical development that targets hepatitis C virus, or HCV, infection. Telaprevir is being evaluated in a fully-enrolled registration program focused on treatment-naïve and treatment-failure patients with genotype 1 HCV. We currently intend to submit a new drug application, or NDA, for telaprevir in the United States in the second half of 2010, assuming the successful completion of the registration program. We also are developing, among other compounds, VX-770 and VX-809, drug candidates for the treatment of patients with cystic fibrosis, or CF. In the second quarter of 2009, we began a registration program for VX-770 that focuses on CF patients with the G551D mutation in the gene responsible for CF. We intend to continue investing in our research programs with the goal of adding to our pipeline drug candidates designed to address significant unmet medical needs and provide substantial benefits to patients.

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

        In the second quarter of 2009, we initiated a registration program for VX-770 focused on patients with CF who have the G551D mutation. We also expect to continue the development of VX-809, an investigational CFTR corrector compound that is being evaluated in a Phase 2a clinical trial in patients with CF. As a result, we expect that over the next several years we will need to substantially increase resources focused on the development of our CF drug candidates. We plan to leverage the infrastructure that we are building in preparation for the launch of telaprevir to support the potential launch of VX-770.

        In addition to the registration programs for telaprevir and VX-770, we plan to continue investing in our research and early development programs and to develop selected drug candidates that emerge from those programs, alone or with third-party collaborators. Using our drug discovery capability, which integrates biology, pharmacology, biophysics, chemistry, automation and information technologies in a coordinated manner, we have identified, among other drug candidates: telaprevir; VX-813 and VX-985, two additional HCV protease inhibitors; VX-770 and VX-809; and VX-509 and VX-467, novel Janus Kinase 3, or JAK3, inhibitors that target immune-mediated inflammatory diseases.

        Our acquisition of ViroChem Pharma Inc., or ViroChem, in March 2009 for $100.0 million in cash plus 10.7 million shares of our common stock, represents a significant investment in order to acquire drug candidates that are in Phase 1 clinical development and could potentially be used to treat HCV infection in combination with telaprevir. In order to realize benefits from this acquisition, we will need to invest significant resources in the development of these potential combination therapies.

Drug Discovery and Clinical Development

        Discovery and development of a new pharmaceutical product is a lengthy and resource-intensive process, which may take 10 to 15 years or more. Throughout this entire process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, side-effects, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing as a pharmaceutical product. The toxicity characteristics and profile of drug candidates at varying dose levels administered for varying periods of time also are monitored and evaluated during the nonclinical and clinical development process. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, and most drug candidates that do advance into formal development never become commercial products. A drug candidate's failure to progress or advance may be the result of any one or more of a wide range of adverse experimental outcomes including, for example, the lack of sufficient efficacy against the disease target, the lack of acceptable absorption characteristics or other physical properties, difficulties in developing a cost-effective manufacturing or formulation method, or the discovery of toxicities or side-effects that are unacceptable for the disease indication being treated or that adversely affect the competitive commercial profile of the drug candidate.

        Designing and coordinating large-scale clinical trials to determine the efficacy and safety of drug candidates and to support the submission of an NDA requires significant financial resources, along with extensive technical and regulatory expertise and infrastructure. Prior to commencing a late-stage clinical trial of any drug candidate, we must work collaboratively with regulatory authorities, including the United States Food and Drug Administration, or FDA, in order to identify the specific scientific issues that need to be addressed by the clinical trials in order to support continued development and approval of the drug candidate. These discussions with regulatory authorities typically occur over a period of months and can result in significant changes to planned clinical trial designs or timelines. In addition, even after agreement with respect to a clinical trial design has been reached, regulatory authorities may request additional clinical trials or changes to existing clinical trial protocols. If the data from our ongoing clinical trials or nonclinical studies regarding the safety or efficacy of our drug candidates are not favorable, we may be forced to delay or terminate the clinical development program, which, particularly in the case of telaprevir, would materially harm our business. Further, even if we obtain marketing approvals from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be sure that the drug will be commercially successful.

        Our investments are subject to the considerable risk that one or more of our drug candidates will not progress to product registration due to a wide range of adverse experimental outcomes. We monitor the results of our clinical trials, discovery research and our nonclinical studies and frequently evaluate our portfolio investments in light of new data and scientific, business and commercial insights with the objective of balancing risk and potential. This process can result in relatively abrupt changes in focus and priority as new information becomes available and is analyzed and we gain additional insights into ongoing programs and potential new programs. Although we believe that our development activities and the clinical trial data we have obtained to date have reduced the risks associated with obtaining marketing approval for telaprevir, we cannot be sure that our development of telaprevir will lead successfully to regulatory approval of telaprevir on a timely basis, or at all, or that obtaining regulatory approval will lead to commercial success of telaprevir. With respect to our other drug candidates, we have more limited data from clinical trials and nonclinical studies and as a result it is difficult to predict which, if any, of these drug candidates will result in pharmaceuticals products.

Drug Candidates

  HCV

  Telaprevir

        Telaprevir, our oral HCV protease inhibitor, is being investigated in a registration program focused on patients with genotype 1 HCV that includes ADVANCE and ILLUMINATE, which are Phase 3 clinical trials in treatment-naïve patients, and REALIZE, which is a Phase 3 clinical trial in treatment-failure patients. Enrollment in ADVANCE, ILLUMINATE and REALIZE was completed in October

2008, January 2009 and February 2009, respectively. Telaprevir dosing is complete in all three of these Phase 3 clinical trials. We expect to have sustained viral response, or SVR, data from the ADVANCE and ILLUMINATE clinical trials in the first half of 2010 and SVR data from the REALIZE clinical trial in mid-2010. We currently intend to submit an NDA for telaprevir in the second half of 2010, assuming the successful completion of our ongoing registration program. In addition to the clinical trials in our registration program, our collaborators and we are conducting several additional clinical trials, including trials evaluating twice-daily dosing of telaprevir and the use of telaprevir for treatment of patients with other HCV genotypes. We expect to present SVR data from the clinical trial evaluating twice-daily dosing of telaprevir at the Annual Meeting of the American Association for the Study of Liver Diseases that begins in October 2009.

        We have completed three Phase 2b clinical trials of telaprevir-based combination therapy in patients with genotype 1 HCV, which enrolled an aggregate of approximately 580 treatment-naïve patients and 440 patients who did not achieve an SVR with a previous treatment with pegylated-interferon, or peg-IFN, and ribavirin, or RBV. The SVR rates on an intent-to-treat basis of the patients in the 24-week telaprevir-based treatment arms and the control arms of PROVE 1 and PROVE 2, the two Phase 2b clinical trials that evaluated treatment-naïve patients, are set forth in the table below:

	PROVE 1	PROVE 2
24-week telaprevir-based treatment arm:
telaprevir in combination with peg-IFN and RBV for 12 weeks, followed by peg-IFN and RBV alone for 12 weeks	61%	69%
48-week control arm:
48 weeks of therapy with peg-IFN and RBV	41%	46%

        The SVR rates of the patients on an intent-to-treat basis in the 24-week telaprevir-based triple-therapy treatment arm, the 48-week telaprevir-based treatment arm and the control arm of PROVE 3, the Phase 2b clinical trial that evaluated treatment-failure patients, are set forth in the table below:

	Non-responders	Relapsers	Breakthroughs	Total
24-week telaprevir-based triple-therapy treatment arm:
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

        The adverse event profile of telaprevir generally has been consistent across our Phase 2 clinical trials, which have principally involved clinical trial sites in North America and Europe. Safety data from our Phase 2 clinical trials indicated that the most common adverse events, regardless of treatment assignment, were fatigue, rash, headache and nausea. The most common adverse events reported more frequently in patients receiving telaprevir than in the control arms were gastrointestinal events, skin events—rash and pruritus—and anemia. There have been reports of severe rashes in clinical trials involving telaprevir-based treatments, including several reports from the clinical trials being conducted by Mitsubishi Tanabe in Japan, where telaprevir has advanced into Phase 3 clinical trials in combination with peg-IFN and RBV. Rash resulted in treatment discontinuations in the telaprevir-based treatment arms in approximately 7% of patients in PROVE 1 and PROVE 2 and 5% of patients in PROVE 3.

Other adverse events reported in our Phase 2 clinical trials generally were similar in type and frequency to those seen with peg-IFN and RBV treatment.

        The successful development and commercialization of telaprevir is critical to the success of our business as currently conducted. While we are devoting significant resources, time and attention to the development, potential regulatory approval and a successful commercial launch of telaprevir, all of these efforts involve significant scientific and execution risks and can be adversely affected by events, such as competitive activities, adverse trial results and regulatory actions, outside of our direct control.

  HCV Polymerase Inhibitors

        HCV polymerase inhibitors, including our HCV polymerase inhibitors VX-222 (formerly VCH-222) and VX-759 (formerly VCH-759), are direct-acting antivirals that inhibit the ability of the hepatitis C virus to replicate through a mechanism that is distinct from HCV protease inhibitors such as telaprevir. VX-222 and VX-759 were evaluated by ViroChem in Phase 1 clinical trials. In a Phase 1 viral kinetic clinical trial involving five treatment-naïve patients with genotype 1 HCV infection, VX-222 dosed at 750 mg twice daily resulted in a median 3.7 log10 decrease in HCV RNA—equivalent to a 5,000-fold reduction in virus in the blood—at the end of three days of dosing. The results were consistent from patient to patient, and across HCV genotype 1 subtypes. In clinical evaluations of VX-222 to date, no serious adverse events have been observed. VX-222 has completed 28-day non-clinical toxicology studies in two species.

        In the second quarter of 2009, we initiated a multi-dose viral kinetic clinical trial to evaluate the antiviral activity, safety, tolerability and pharmacokinetics of VX-222 in patients with genotype 1 HCV infection. There currently are no ongoing clinical trials of VX-759. The ongoing clinical trial of VX-222 will evaluate the antiviral activity of VX-222 dosed as monotherapy for three days in approximately 32 treatment-naïve patients. We expect to complete this clinical trial in the third quarter of 2009. We anticipate initiating a drug-drug interaction clinical trial of VX-222 and telaprevir in healthy volunteers in the third quarter of 2009. We plan to begin a combination clinical trial of telaprevir with VX-222 in patients with genotype 1 HCV as early as the fourth quarter of 2009 and expect to have data from this clinical trial in the first half of 2010.

  Cystic Fibrosis

  VX-770

        In May 2009, we initiated a registration program, referred to as ENDEAVOR, for VX-770, which is an investigational cystic fibrosis transmembrane conductance regulator, or CFTR, potentiator that targets the defective CFTR protein that causes CF. The VX-770 registration program will focus on patients with the G551D mutation, which is present in approximately 4% of the CF population in the United States. ENDEAVOR will consist of three clinical trials.

        The primary clinical trial, which is referred to as STRIVE, is a Phase 3 clinical trial of VX-770 in patients 12 years and older with the G551D mutation on at least one of the patient's two CFTR genes, or alleles. This randomized, placebo-controlled, double-blind, parallel-group clinical trial is designed to enroll a minimum of 80 patients who will receive either VX-770 or placebo for 48 weeks. In the trial, VX-770 will be dosed as a single 150 mg tablet twice daily. The primary endpoint for the STRIVE clinical trial is absolute change from baseline in percent predicted forced expiratory volume in one second, or FEV1, the lung function test most commonly used to monitor CF disease progression, through week 24. Additional FEV1 measurements will be taken through 48 weeks as a secondary endpoint. Additional secondary endpoints, including sweat chloride, will be measured to evaluate the effect of VX-770 on improving the function of the defective CFTR protein. The STRIVE clinical trial is currently open to patient enrollment, and we expect STRIVE to be fully enrolled in the first quarter of 2010.

        The second clinical trial, which is referred to as ENVISION, is a Phase 3 clinical trial of VX-770 in patients between 6 to 11 years of age with the G551D mutation on at least one allele. ENVISION is a two-part, randomized, placebo-controlled, double-blind, parallel-group clinical trial of VX-770. Part 1 of ENVISION will be a single-dose pharmacokinetic clinical trial that is expected to enroll approximately 10 patients. Following an analysis of data from Part 1, Part 2 of the ENVISION trial is expected to enroll approximately 30 patients who will receive either VX-770 or placebo for 48 weeks. The primary endpoint of the trial is absolute change from baseline in percent predicted FEV1 through week 24. Secondary endpoints, including sweat chloride, will be measured to evaluate the effect of VX-770 on improving the function of the defective CFTR protein. Part 1 of the ENVISION clinical trial is opened to patient enrollment.

        The third clinical trial, which is referred to as DISCOVER, will be a Phase 2 exploratory clinical trial of VX-770 in patients with CF who are 12 years and older and homozygous for the F508del mutation. This randomized, placebo-controlled, double-blind, parallel-group clinical trial is expected to enroll approximately 120 patients who will receive either VX-770 or placebo for 16 weeks. In DISCOVER, VX-770 will be dosed as a single 150 mg tablet twice daily. The primary endpoints of the DISCOVER clinical trial are safety as well as absolute change from baseline in percent predicted FEV1 through week 16. Additional secondary endpoints, including sweat chloride, will be measured to evaluate the effect of VX-770 on improving the function of the defective CFTR protein. We expect to initiate the DISCOVER clinical trial in the third quarter of 2009.

        In October 2008, we completed a Phase 2a clinical trial of VX-770 in 39 patients with CF with the G551D mutation. Patients in the Phase 2a clinical trial received VX-770 over 14-day and 28-day dosing periods. The primary endpoint for this clinical trial was safety, and no serious adverse events attributable to VX-770 were observed. The promising lung function data from this Phase 2a clinical trial, as measured by improvements in FEV1, and the observed changes in biomarkers that seek to measure the activity of the CFTR protein, were used to design the ENDEAVOR registration program.

  VX-809

        We have conducted Phase 1 clinical trials of VX-809 in healthy volunteers and an escalating single-dose pharmacokinetics and safety clinical trial of VX-809 in patients with CF who carry the F508del mutation on at least one allele. In the first quarter of 2009, we initiated a Phase 2a clinical trial primarily designed to evaluate the safety and tolerability of multiple doses of VX-809 in patients with CF. In addition to assessing safety, the trial will evaluate the effect of VX-809 on measures of CFTR function and whether VX-809 has an effect on FEV1. The trial is expected to enroll approximately 90 patients homozygous for the F508del mutation in the CFTR gene, the most common mutation in CF patients. We expect to complete this clinical trial in early 2010.

  Immune-mediated Inflammatory Disease

        VX-509 is a novel oral JAK3 inhibitor that we believe has the potential to be used in multiple immune-mediated inflammatory disease, or IMID, indications. We have completed the Phase 1 clinical trials of VX-509, including a Phase 1 single and multiple, 14-day, dose-ranging clinical trial of VX-509 in healthy volunteers. The safety data from the 14-day dose-ranging clinical trial of VX-509 supported further development. In addition, VX-509 showed a dose-dependent and reversible reduction in PSTAT-5, a specific biomarker of JAK3 activity, and a high degree of selectivity for JAK3 over JAK2. These data were consistent with data from in vitro studies that indicated that VX-509 was highly selective for JAK3 compared to certain other JAK and non-JAK kinases in cell-based assays. We may seek to license VX-509 and/or VX-467 to a corporate collaborator in order to fund and support other research and development investments.

Corporate Collaborations

        Corporate collaborations have been and will continue to be an important component of our business strategy. Under our agreement with Janssen, we have retained exclusive commercial rights to telaprevir in North America, and we are leading the global clinical development program. Janssen agreed to be responsible for 50% of the drug development costs under the development program for telaprevir in North America and the Janssen territories, to pay us contingent milestone payments based on successful development, approval and launch of telaprevir, to be responsible for the commercialization of telaprevir outside of North America and the Far East and to pay us royalties on any sales of telaprevir in its territories. The principal remaining milestones under our agreement with Janssen relate to marketing authorization for telaprevir from the European Medicines Evaluation Agency and the launch of telaprevir in the European Union. These milestones include $100.0 million related to regulatory submission and approval and $150.0 million related to launch of telaprevir. We anticipate, based on projected development and commercial timelines for telaprevir, and assuming successful development, that these milestones will be earned prior to April 2012. In July 2009, we announced our intention to explore the sale of our rights to these milestone payments.

        We also have a collaboration with Mitsubishi Tanabe with respect to the development of telaprevir in Japan and other countries in the Far East. Mitsubishi Tanabe is conducting Phase 3 registration trials in Japan of telaprevir in combination with peg-IFN and RBV, in approximately 300 patients with genotype 1 HCV. This registration program is expected to be fully enrolled in the third quarter of 2009, and SVR data from these clinical trials is expected to be available in 2010. On July 30, 2009, we amended our license, development and commercialization agreement with Mitsubishi Tanabe. Under the amended agreement, we expect to receive $105.0 million in the third quarter of 2009, and will be eligible to receive further contingent milestone payments in lieu of royalties, which if realized would range between $15.0 million and $65.0 million. The amended agreement provides to Mitsubishi Tanabe a fully-paid license to commercialize telaprevir as part of a combination regimen with peg-IFN and RBV to treat HCV in Japan and the Far East, as well as rights to manufacture telaprevir for sale in Japan and the Far East.

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

Acquisition of ViroChem Pharma Inc.

        In March 2009, we acquired ViroChem, a privately-held Canadian biotechnology company, for $100.0 million in cash plus 10.7 million shares of our common stock. ViroChem was in the business of discovering and developing drug candidates for the treatment of HCV and HIV infection, including VX-222 and VX-759, which were two HCV polymerase inhibitors and ViroChem's two lead drug candidates. We are planning on pursuing potential combination therapies for the treatment of HCV infection.

        After acquiring ViroChem, we restructured its operations in order to focus ViroChem's research and development activities on drug candidates for the treatment of HCV infection. ViroChem currently has approximately 35 employees and leases a research facility in Laval, Canada. The expenses associated with continuing the research and development activities at our new research site in Canada are not expected to be significant in comparison to the costs and expenses related to our other ongoing research and development activities. We currently are evaluating ViroChem's non-HCV programs and may seek to license rights to ViroChem's other assets to a third-party collaborator.

Financing Strategy

        At June 30, 2009, we had $754.4 million of cash, cash equivalents and marketable securities, which was a decrease of $77.7 million from $832.1 million at December 31, 2008. This decrease was a result of cash used to fund our operations during the first half of 2009 and the $100.0 million of cash used in our acquisition of ViroChem in March 2009 partially offset by net proceeds of $313.3 million from the sale in February 2009 of 10.0 million shares of our common stock.

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

        We expect that we will need additional capital in order to complete the development and commercialization of telaprevir while at the same time continuing the development of our other drug candidates, including VX-770. We may raise additional capital from public offerings or private placements of our securities or other methods of financing. We cannot be sure that any such financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, or at all, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs, including clinical trials, incur significant cash exit costs, or attempt to obtain funds through arrangements with collaborators or others that may require that we relinquish rights to certain of our technologies or drug candidates.

        As part of our strategy for managing our capital structure, we have from time to time adjusted the amount and maturity of our debt obligations through new issues, privately negotiated transactions and market purchases, depending on market conditions and our perceived needs at the time. For example, in the second quarter of 2009, we exchanged 6.6 million shares of newly-issued common stock for $143.5 million in aggregate principal amount of our 4.75% convertible senior subordinated notes due 2013, or 2013 Notes, plus accrued interest. We expect to continue pursuing a general financial strategy that may lead us to undertake one or more additional transactions with respect to our outstanding debt obligations, and the amounts involved in any such transactions, individually or in the aggregate, may be material. Any such transactions may or may not be similar to transactions in which we have engaged in the past.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. There were no material changes during the six months ended June 30, 2009 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2008. We have added a critical accounting policy regarding business combinations as a result of our acquisition of ViroChem in March 2009 and have supplemented our critical accounting policy regarding up-front license fees.

Business Combinations

        In March 2009, we acquired ViroChem for $100.0 million in cash and common stock with a fair market value of $290.6 million. Under Financial Accounting Standards Board ("FASB") Statement No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"), which became effective on January 1, 2009, we assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. For purposes of the condensed consolidated balance sheet, we allocated the purchase price for ViroChem to the net tangible assets and intangible assets. The difference between the purchase price and the fair value of assets acquired and liabilities assumed was allocated to goodwill. This goodwill relates to the potential synergies from the possible development of combination therapies involving telaprevir and the acquired drug candidates. The allocations recorded on our condensed consolidated balance sheet included $525.9 million of intangible assets related to in-process research and development and a $162.5 million deferred tax liability.

        The intangible assets are in-process research and development assets relating to the drug candidates being developed by ViroChem, primarily VX-222 and VX-759, each of which was in Phase 1 clinical development at the date of acquisition. VX-222 and VX-759 had estimated fair values of $412.9 million and $105.8 million, respectively. In addition, we considered ViroChem's other clinical drug candidates and determined that VCH-286, ViroChem's lead HIV drug candidate, had an estimated fair value of $7.2 million, based on development costs through the acquisition date, and that the other clinical drug candidates had no fair value because the clinical and non-clinical data for those drug candidates did not support further development as of the acquisition date. We also considered ViroChem's preclinical programs and other technologies and determined that because of uncertainties related to the safety, efficacy and commercial viability of the potential drug candidates, market participants would not ascribe value to these assets.

        We assess the fair value of assets, including intangible assets such as in-process research and development, using a variety of methods including present-value models that are based upon multiple probability-weighted scenarios involving the development and potential commercialization of the acquired drug candidates. The present-value models used to estimate the fair values of VX-222 and VX-759 reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including the probability of completing in-process research and development projects, which requires successfully completing clinical trials and obtaining regulatory approval for marketing of the associated drug candidate; estimates regarding the timing of and the expected costs to complete in-process research and development projects; estimates of future cash flows from potential product sales; and appropriate discount rates. The fair value of VX-222 and VX-759 was based on the estimated fair value that would be ascribed to each of these compounds by a market participant that acquired both compounds in a single transaction. The probability of advancing VX-222 and VX-759 through various phases of development reflects the understanding among market participants that most drug candidates that enter Phase 2 clinical trials are not ultimately approved. While on the date of acquisition each of the HCV polymerase inhibitors was at a similar stage of development, we attributed a significantly higher value to VX-222 than to VX-759 because the clinical and non-clinical data regarding VX-222 was significantly more promising than the clinical and non-clinical data regarding VX-759. In addition, we determined that a market participant would not be likely to continue development of VX-759 unless future data from clinical trials or non-clinical studies of VX-222 resulted in a delay or discontinuation of the VX-222 development program. Finally, while the duration and cost of non-clinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict, a market participant would assume that it would take several years to complete each phase of clinical trials for a drug candidate for the treatment of patients with HCV and that future cash flows, if any, would not be generated until a drug candidate had completed all required phases of clinical trials and had obtained regulatory approval. The risk-adjusted discount rate for each of these projects is approximately 28%.

        Initially, the in-process research and development assets are recorded at fair value and accounted for as indefinite-lived intangible assets in accordance with FASB Statement No. 142, "Goodwill and Other Intangible Assets," as amended by SFAS 141(R). These assets will be maintained on our condensed consolidated balance sheets until either the research and development project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset would be amortized over the remaining estimated life of the asset. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset would be written down to its fair value and an impairment charge would be taken in the period in which the impairment occurs. In order to complete an acquired research and development project, the related drug candidate will need to be evaluated in later-stage clinical trials, which are subject to all of the risks and uncertainties associated with the development of pharmaceutical products. If the fair value of any of these drug candidates, and in particular VX-222, becomes impaired as the result of unfavorable safety or efficacy data from any ongoing or future clinical trial or because of any other information regarding the prospects of successfully developing or commercializing the drug candidate, we could incur significant charges in the period in which the impairment occurs. These intangible assets will be tested for impairment on an annual basis during the fourth quarter, or earlier if impairment indicators are present. Post-acquisition research and development expenses related to the in-process research and development projects will be expensed as incurred.

Up-front License Fees

        We recognize revenues from nonrefundable, up-front license fees related to collaboration agreements, including the $165.0 million we received from Janssen in 2006, on a straight-line basis over the contracted or estimated period of performance. The period of performance over which the revenues are recognized is typically the period over which the research and/or development is expected to occur. As a result, we often are required to make estimates regarding drug development and commercialization timelines for compounds being developed pursuant to a collaboration agreement. Because the drug development process is lengthy and our collaboration agreements typically cover activities over several years, this approach often has resulted in the deferral of significant amounts of revenue into future periods. In addition, we periodically evaluate our estimates in light of changes and anticipated changes in the development plans for our drug candidates and because of the many risks and uncertainties associated with the development of drug candidates, our estimates regarding the period of performance have changed in the past and may change in the future. Our estimates regarding the period of performance under the Janssen collaboration agreement were adjusted in 2007 as a result of changes in the global development plan for telaprevir. This adjustment was made on a prospective basis beginning in the period in which the change was identified and resulted in a decrease in the amount of revenues we were recognizing from the Janssen collaboration by $2.6 million per fiscal quarter after the adjustment. Any future adjustment in our estimates of the period of performance under our collaborations could result in substantial changes to the period over which the revenues from an up-front license fee related to each such collaboration are recognized. If we adjusted our estimates as of July 1, 2009 to increase the period of performance under the Janssen agreement by one year, it would result in a decrease in the amount of deferred revenues we recognize from our Janssen collaboration of approximately $1.1 million per fiscal quarter beginning in the third quarter of 2009.

Results of Operations—Three and Six Months Ended June 30, 2009 Compared with Three and Six Months Ended June 30, 2008

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008			2009	2008
	(in thousands)				(in thousands)
Revenues	$19,064	$69,409	$(50,345)	(73)%	$43,043	$111,084	$(68,041)	(61)%
Costs and expenses	176,231	160,890	15,341	10%	362,103	301,301	60,802	20%
Other income (expense)	(14,130)	160	(14,290)	n/a	(14,909)	2,742	(17,651)	n/a
Net loss	$(171,297)	$(91,321)	$79,976	88%	$(333,969)	$(187,475)	$146,494	78%

Net Loss

        In the second quarter of 2009 as compared to the second quarter of 2008, our net loss increased by $80.0 million, or 88%. In the first half of 2009 as compared to the first half of 2008, our net loss increased by $146.5 million, or 78%. The increases in net loss in the second quarter and first half of 2009 as compared to the comparable periods in 2008 were the result of significant increases in costs and expenses combined with significant decreases in our revenues. Our lower revenues were primarily the result of a $45.0 million milestone payment that we recognized in the second quarter of 2008 and a $10.0 million milestone payment that we recognized in the first quarter of 2008 for which there were no corresponding milestone payments in the first half of 2009. The increased expenses included increased operating expenses related to the increased size of our workforce and to our late-stage clinical programs and increased stock-based compensation expense and restructuring expense. In addition, in the second quarter of 2009, we had a $12.3 million non-cash expense on the exchange of a portion of the 2013 Notes into our common stock and in the first half of 2009 we had $7.8 million of acquisition-related expenses from our acquisition of ViroChem and additional expenses related to our CEO transition.

Net Loss per Share

        Our net loss for the three months ended June 30, 2009 was $0.99 per basic and diluted common share compared to $0.66 per basic and diluted common share for the three months ended June 30, 2008. Our net loss for the six months ended June 30, 2009 was $2.03 per basic and diluted common share compared to $1.37 per basic and diluted common share for the six months ended June 30, 2008. The increases in net loss per common share in the three and six months ended June 30, 2009 compared to the comparable periods in 2008 were the result of the increased net losses for the periods in 2009 partially offset by increases in the basic and diluted weighted-average number of common shares outstanding in 2009. The increases in the weighted-average number of common shares outstanding in 2009 were primarily the result of the equity offerings in February 2008, September 2008 and February 2009 and our acquisition of ViroChem in March 2009. Our basic and diluted weighted-average number of common shares outstanding increased from 138.7 million in the three months ended June 30, 2008 to 172.6 million in the three months ended June 30, 2009 and from 136.6 million in the six months ended June 30, 2008 to 164.3 million in the six months ended June 30, 2009.

Stock-based Compensation, Restructuring and Acquisition-related Expenses and Note Exchange

        The comparison of our costs and expenses in the 2009 periods and the 2008 periods is affected by increases in our stock-based compensation expense and our restructuring expense as well as expenses related to our acquisition of ViroChem in March 2009, the CEO transition that began in February 2009 and the exchange of a portion of the 2013 Notes into our common stock in June 2009. Our costs and expenses in the three and six months ended June 30, 2009 and 2008 included:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Stock-based compensation expense	$26,585	$16,593	$48,862	$29,665
Restructuring expense	1,107	1,168	3,509	1,798
Acquisition-related expenses	—	—	7,793	—
Loss on exchange of a portion of the 2013 Notes	12,294	—	12,294	—

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008			2009	2008
	(in thousands)				(in thousands)
Royalty revenues	$5,917	$9,741	$(3,824)	(39)%	$12,057	$20,592	$(8,535)	(41)%
Collaborative and other research and development revenues	13,147	59,668	(46,521)	(78)%	30,986	90,492	(59,506)	(66)%

Total revenues	$19,064	$69,409	$(50,345)	(73)%	$43,043	$111,084	$(68,041)	(61)%

        Our total revenues in recent periods have consisted primarily of collaborative and other research and development revenues. On a quarterly basis our collaborative and other research and development revenues have fluctuated significantly based on the timing of recognition of significant milestone payments and the level of reimbursement we have received under our collaboration agreements for our development programs.

  Collaborative and Other Research and Development Revenues

        The table presented below is a summary of revenues from collaborative arrangements for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Janssen	$12,790	$57,958	$29,925	$83,486
Other	357	1,710	1,061	7,006

Total collaborative and other research and development revenues	$13,147	$59,668	$30,986	$90,492

        Our revenues from the Janssen collaboration in each period consist of:

  •
  development milestone payments, if any, recognized in the period;

  •
  net reimbursements from Janssen for development costs of telaprevir; and

  •
  an amortized portion of the $165.0 million up-front payment.

        The $45.2 million, or 78%, decrease in our revenues from Janssen in the second quarter of 2009 compared to the second quarter of 2008 and the $53.6 million, or 64%, decrease in our revenues from Janssen in the six months ended June 30, 2009 compared to the six months ended June 30, 2008 were primarily the result of a decrease in milestone payments from our Janssen collaboration. We recognized a $45.0 million milestone payment in the second quarter of 2008 and a total of $55.0 million in milestone payments in the first half of 2008 for which there were no corresponding milestone payments in 2009. During the second half of 2009, we expect to continue to recognize revenue from net reimbursements from Janssen for telaprevir development costs and an amortized portion of the $165.0 million up-front payment. The principal remaining milestones under our agreement with Janssen relate to marketing authorization for telaprevir from the European Medicines Evaluation Agency and the launch of telaprevir in the European Union. These milestones include $100.0 million related to regulatory filing and approval and $150.0 million related to launch of telaprevir. We have announced our intention to explore the sale of our rights to these milestones, which we anticipate, based on projected development and commercial timelines for telaprevir, and assuming successful development, will be earned prior to April 2012.

        Our revenues from our other collaborative arrangements decreased in the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and decreased significantly in the six months ended June 30, 2009 compared to the six months ended June 30, 2008. On July 30, 2009, we entered into an amendment to our license, development and commercialization agreement with Mitsubishi Tanabe that provides for a $105.0 million payment in connection with the execution of the amendment. We expect that we will begin recognizing revenues related to this payment commencing in the third quarter of 2009, and that as a result our total collaborative and other research and development revenues will increase in the second half of 2009 as compared to the first half of 2009.

  Royalty Revenues

        Our royalty revenues relate to sales of the HIV protease inhibitors Lexiva/Telzir and Agenerase by GlaxoSmithKline. Until May 30, 2008, these royalty revenues were based on actual and estimated worldwide net sales of Lexiva/Telzir and Agenerase. On May 30, 2008, we sold our right to receive future royalties from GlaxoSmithKline with respect to these HIV protease inhibitors, excluding the portion allocated to pay a subroyalty on these net sales to a third party, in return for a one-time cash payment of $160.0 million. We deferred the recognition of $155.1 million of revenues from this sale. We are recognizing these deferred revenues over the term of our agreement with GlaxoSmithKline under the units-of-revenue method. We will also continue to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

        The $3.8 million, or 39%, decrease in royalty revenues in the three months ended June 30, 2009 compared to three months ended June 30, 2008 and the $8.5 million, or 41%, decrease in royalty revenues in the six months ended June 30, 2009 compared to six months ended June 30, 2008 resulted primarily from this sale of our future HIV royalties in the second quarter of 2008. In 2009, we expect that we will recognize as royalty revenues a portion of the remaining deferred revenues from the sale of our HIV royalty stream plus the full amount of the third-party subroyalty.

Costs and Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008			2009	2008
	(in thousands)				(in thousands)
Royalty expenses	$3,267	$3,701	$(434)	(12)%	$6,843	$7,277	$(434)	(6)%
Research and development expenses	139,331	129,573	9,758	8%	282,912	245,846	37,066	15%
Sales, general and administrative expenses	32,526	26,448	6,078	23%	61,046	46,380	14,666	32%
Restructuring expense	1,107	1,168	(61)	(5)%	3,509	1,798	1,711	95%
Acquisition-related expenses	—	—	—	n/a	7,793	—	7,793	n/a

Total costs and expenses	$176,231	$160,890	$15,341	10%	$362,103	$301,301	$60,802	20%

        Our costs and expenses primarily relate to our research and development expenses and our sales, general and administrative expenses. Our research and development expenses fluctuate on a quarterly basis due to the timing of expenses relating to our clinical trials, and in particular our clinical trials of telaprevir.

  Research and Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008			2009	2008
	(in thousands)				(in thousands)
Research expenses	$44,852	$41,962	$2,890	7%	$86,755	$81,815	$4,940	6%
Development expenses	94,479	87,611	6,868	8%	196,157	164,031	32,126	20%

Total research and development expenses	$139,331	$129,573	$9,758	8%	$282,912	$245,846	$37,066	15%

        The $9.8 million and $37.1 million increases in our total research and development expenses in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008 were primarily the result of increases in expenses related to our workforce.

        Our research and development expenses include internal and external costs incurred for our drug candidates, including telaprevir and VX-770. We do not assign to individual drug candidates our internal costs such as salary and benefits, stock-based compensation expense, laboratory supplies and infrastructure costs because the employees within our research and development groups are typically deployed across multiple research and development programs. These internal costs are significantly greater than our external costs, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we do allocate by individual drug program. All research and development costs for our drug candidates are expensed as incurred.

        To date, we have incurred in excess of $3.1 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.

        Our lead drug candidate telaprevir represents the largest portion of our development costs for our clinical drug candidates. Based on the completion of enrollment of our Phase 3 clinical trials of telaprevir in February 2009, we anticipate that our ongoing Phase 3 clinical trials will be completed in mid 2010, but that development costs associated with other clinical trials of telaprevir may continue after the completion of the registration trials. If we are able to successfully commercialize telaprevir in accordance with current development timelines, we anticipate revenues and cash flows from the sales of telaprevir to commence in 2011. Our other drug candidates are less advanced and as a result any estimates regarding development timelines for these drug candidates are highly subjective and subject to change, and we cannot at this time make a meaningful estimate when, if ever, these drug candidates, including the drug candidates we acquired from ViroChem, will generate revenues and cash flows.

  Research Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008			2009	2008
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$15,549	$13,559	$1,990	15%	$30,120	$26,915	$3,205	12%
Stock-based compensation expense	7,252	5,042	2,210	44%	13,605	9,628	3,977	41%
Laboratory supplies and other direct expenses	7,668	6,182	1,486	24%	14,283	12,328	1,955	16%
Contractual services	1,372	2,417	(1,045)	(43)%	2,346	4,549	(2,203)	(48)%
Infrastructure costs	13,011	14,762	(1,751)	(12)%	26,401	28,395	(1,994)	(7)%

Total research expenses	$44,852	$41,962	$2,890	7%	$86,755	$81,815	$4,940	6%

        The $2.9 million and $4.9 million increases in total research expenses in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, were primarily the result of increased expenses related to our workforce partially offset by decreased contractual services and infrastructure costs.

  Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008			2009	2008
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$23,406	$18,544	$4,862	26%	$46,436	$36,156	$10,280	28%
Stock-based compensation expense	13,290	8,217	5,073	62%	24,289	14,341	9,948	69%
Laboratory supplies and other direct expenses	7,242	8,275	(1,033)	(12)%	13,823	15,201	(1,378)	(9)%
Contractual services	28,492	28,776	(284)	(1)%	63,177	53,586	9,591	18%
Commercial supply investment in telaprevir	3,448	4,496	(1,048)	(23)%	10,111	8,807	1,304	15%
Infrastructure costs	18,601	19,303	(702)	(4)%	38,321	35,940	2,381	7%

Total development expenses	$94,479	$87,611	$6,868	8%	$196,157	$164,031	$32,126	20%

        Our development expenses increased in the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily as a result of increased expenses related to our workforce. The number of employees in our development group increased by approximately 20% from the second quarter of 2008 to the second quarter of 2009 and by approximately 22% from the first half of 2008 to the first half of 2009. Our contractual services expenses, which fluctuate significantly from quarter to quarter based on the timing of activities related to our clinical trials, decreased slightly in the second quarter of 2009 compared to the second quarter of 2008, but were higher in the first half of 2009 as compared to the first half of 2008 due to the timing of expenses related to our telaprevir clinical trials.

  Sales, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008			2009	2008
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$32,526	$26,448	$6,078	23%	$61,046	$46,380	$14,666	32%

        The increases in sales, general and administrative expenses in the three and six months ended June 30, 2009 compared to the same periods in 2008 are the result of increased headcount as we advanced our drug candidates, particularly telaprevir, into late-stage development. In the three months ended June 30, 2009 and 2008, our sales, general and administrative expenses included $6.0 million and $3.3 million, respectively, of stock-based compensation expense. In the six months ended June 30, 2009 and 2008, our sales, general and administrative expenses included $11.0 million and $5.7 million, respectively, of stock-based compensation expense.

  Royalty Expenses

        Royalty expenses decreased slightly in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008. Royalty expenses primarily relate to a subroyalty payable to a third party on net sales of Lexiva/Telzir and Agenerase. The subroyalty results in both a royalty expense and corresponding royalty revenues. We expect to continue to recognize this subroyalty as an expense in future periods.

  Restructuring Expense

        We recorded restructuring expense of $1.1 million for the three months ended June 30, 2009 compared to $1.2 million for the three months ended June 30, 2008. We recorded restructuring expense of $3.5 million for the six months ended June 30, 2009 compared to $1.8 million for the six months ended June 30, 2008. The restructuring expense in all periods includes imputed interest cost related to the restructuring liability associated with our Kendall Square lease. The increase in restructuring expense for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily the result of a revision, in the first quarter of 2009, of certain key estimates and assumptions about facility operating costs for the remaining period of the lease commitment, for which there was no corresponding revision in the six months ended June 30, 2008. The lease restructuring liability was $34.1 million as of June 30, 2009.

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

  Acquisition-related Expenses

        We incurred $7.8 million of expenses in the six months ended June 30, 2009, all in the first quarter, in connection with our acquisition of ViroChem, including $5.7 million in transaction expenses and $2.1 million related to a restructuring of ViroChem's operations that we undertook in March 2009 in order to focus ViroChem's activities on its HCV assets. We did not have corresponding acquisition-related expenses in the six months ended June 30, 2008.

Non-operating Items—Other Income (Expense)

        Interest income decreased by $2.5 million, or 63%, to $1.5 million for the three months ended June 30, 2009 from $4.0 million for the three months ended June 30, 2008. Interest income decreased by $4.4 million, or 52%, to $4.1 million for the six months ended June 30, 2009 from $8.5 million for the six months ended June 30, 2008. The decrease was a result of lower portfolio yields during the 2009 period as compared to the 2008 period. Our cash, cash equivalents and marketable securities yielded approximately 1% on an annual basis in the second quarter of 2009 compared to approximately 2% on an annual basis in the second quarter of 2008.

        Interest expense decreased by $0.5 million, or 13%, to $3.3 million for the three months ended June 30, 2009 from $3.8 million for the three months ended June 30, 2008. Interest expense was $6.7 million and $5.7 million, respectively, for the six months ended June 30, 2009 and June 30, 2008. We recorded interest expense of $2.1 million on the $143.5 million in aggregate principal amount of 2013 Notes that were exchanged in June 2009 through the date on which we entered into the exchange agreements with respect to such 2013 Notes. Our outstanding principal amount of 2013 Notes decreased from $287.5 million on March 31, 2009 to $144.0 million on June 30, 2009. As a result, we expect that interest expense will decrease significantly in the second half of 2009 as compared to the second half of 2008.

        In the three months ended June 30, 2009, we incurred a non-cash charge of $12.3 million in connection with the exchange of $143.5 million in aggregate principal amount of the 2013 Notes for 6.6 million newly-issued shares of our common stock. The charge related to the additional approximately 400,000 shares of common stock that we issued in excess of the number of shares of common stock into which such 2013 Notes were convertible prior to the exchange.

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

        At June 30, 2009, we had cash, cash equivalents and marketable securities of $754.4 million, which was a decrease of $77.7 million from $832.1 million at December 31, 2008. The decrease was the result of cash expenditures we made in the six months ended June 30, 2009 related to, among other things, research and development expenses and sales, general and administrative expenses, $100.0 million in cash that we paid for ViroChem, and the timing of payments to our vendors. These cash expenditures were largely offset by the $313.3 million of net proceeds from the offering of common stock that we completed in February 2009. In addition, we received payments from our collaborators and $16.6 million from the issuance of common stock under our employee benefits plans. Capital expenditures for property and equipment during the six months ended June 30, 2009 were $11.2 million.

        During the three months ended June 30, 2009, we reduced the aggregate principal amount of our 2013 Notes outstanding from $287.5 million to $144.0 million. The 2013 Notes bear interest at the rate of 4.75% per annum, and we are required to make semi-annual interest payments on the outstanding principal balance of the 2013 Notes on February 15 and August 15 of each year. The 2013 Notes will mature on February 15, 2013. The 2013 Notes are convertible, at the option of the holder, into our common stock at a price equal to approximately $23.14 per share, subject to adjustment. On or after February 15, 2010, we may redeem the 2013 Notes at our option, in whole or in part, at the redemption prices stated in the indenture related to the 2013 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

        Our accrued restructuring expense of $34.1 million at June 30, 2009 relates to the portion of the facility that we lease in Kendall Square that we do not intend to occupy and includes other related lease obligations, recorded at net present value. In the six months ended June 30, 2009, we made cash payments of $7.8 million against the accrued expense and received $4.2 million in sublease rental payments. During the second half of 2009, we expect to make additional cash payments of $7.5 million against the accrued expense and receive $4.2 million in sublease rental payments.

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

Contractual Commitments and Obligations

        Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission, or SEC, on February 17, 2009. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K, except that as a result of the exchanges of $143.5 million of our outstanding 2013 Notes for 6.6 million newly-issued shares of our common stock in June 2009, the principal amount on the 2013 Notes that we are obligated to repay in 2013 has been reduced to $144.0 million from $287.5 million. In addition, the interest payment on the 2013 Notes that we are obligated to make in August 2009 is reduced from $6.8 million to $3.4 million, and the interest payments we are obligated to make in 2010, 2011, 2012 and 2013 have been reduced by $6.8 million, $6.8 million, $6.8 million and $3.4 million, respectively.

Recent Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 requires a qualitative approach to identifying a controlling financial interest in a variable interest entity ("VIE"), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. SFAS 167 is effective for us on January 1, 2010. We are evaluating the effect of the pending adoption of SFAS 167 on our condensed consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 amends FASB Statement No. 140 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. The recognition and measurement provisions of this statement shall be applied to transfers that occur on or after January 1, 2010, the effective date of SFAS 166 for us. We are evaluating the effect of the pending adoption of SFAS 167 on our condensed consolidated financial statements.

        In April 2009, the FASB issued three FASB Staff Positions ("FSP"s) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings instead of other comprehensive income. FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," expands the fair value disclosures required for all financial instruments within the scope of FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to interim periods. All of these FSPs became effective for us on April 1, 2009. FSP No. FAS 157-4, FSP No. FAS 115-2 and

FAS 124-2, and FSP No. FAS 107-1 and APB 28-1 did not have an effect on our condensed consolidated financial statements.

        In April 2009, the FASB issued FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," which amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. In November 2008, the FASB ratified Emerging Issues Task Force ("EITF") Issue No. 08-7, "Accounting for Defensive Intangible Assets" ("EITF 08-7"). EITF 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. FSP No. FAS 141(R)-1 and EITF 08-7 became effective on January 1, 2009. The implementation of FSP No. FAS 141(R)-1 and EITF 08-7 did not have an effect on our condensed consolidated financial statements.

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

Interest Rate Risk

        We invest our cash in a variety of financial instruments, principally securities issued by the United States government and its agencies, investment grade commercial paper and money market funds. These investments are denominated in United States dollars. All of our interest-bearing securities are subject to interest rate risk, and could decline in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term-to-maturity of our investment instruments. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of June 30, 2009 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1A.    Risk Factors

        Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on February 17, 2009, as updated by our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, which was filed with the SEC on May 11, 2009. There have been no material changes from the risk factors previously disclosed in the Form 10-K as updated by the Form 10-Q.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

  •
  our expectations regarding clinical trials, development timelines and regulatory authority filings for telaprevir, VX-770, VX-809, VX-222 and other drug candidates under development by us and our collaborators including our intention to submit an NDA for telaprevir in the United States in the second half of 2010;

  •
  our expectations regarding the number of patients that will be evaluated, the trial design that will be utilized, and the expected date by which SVR data, interim data and/or final data will be available and/or publicly announced for our ADVANCE, REALIZE and ILLUMINATE trials, the other ongoing or planned clinical trials of telaprevir, the ENDEAVOR registration program for VX-770, including the STRIVE, ENVISION and DISCOVER trials, the Phase 2a clinical trials of VX-809, the Phase 1 clinical trial of VX-222, and the clinical trials being conducted by our collaborators of drug candidates for the treatment of cancer;

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

  •
  our plan to begin clinical evaluation of novel combination regimens of telaprevir with VX-222 as early as the fourth quarter of 2009;

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

  •
  potential business development activities, including with respect to our JAK3 program and our telaprevir milestones;

  •
  our ability to use our research programs to identify and develop new drug candidates to address serious diseases and significant unmet medical needs;

  •
  our estimates regarding obligations associated with a lease of a facility in Kendall Square, Cambridge, Massachusetts; and

  •
  our liquidity and our expectations regarding our needs for and ability to raise additional capital.

        Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward- looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on February 17, 2009, and updated and supplemented by "Part II—Item 1A—Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which was filed with the SEC on May 11, 2009. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced Plans or Programs	Maximum Number of Shares that may yet be purchased under publicly announced Plans or Programs
April 1, 2009 to April 30, 2009	4,286	$0.01	—	—
May 1, 2009 to May 31, 2009	56,726	$0.01	—	—
June 1, 2009 to June 30, 2009	22,622	$0.01	—	—

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Our annual meeting of stockholders was held on May 14, 2009.

        Our stockholders elected Roger W. Brimblecombe and Bruce I. Sachs to serve on our board of directors until the annual meeting of stockholders to be held in 2012. The tabulation of votes with respect to the election of such directors is as follows:

	For	Withheld
Roger W. Brimblecombe	144,019,962	1,875,621
Bruce I. Sachs	144,069,795	1,825,788

        Following the meeting, our board of directors consisted of Joshua S. Boger, Roger W. Brimblecombe, Stuart J.M. Collinson, Eugene H. Cordes, Matthew W. Emmens (Chair), Bruce I. Sachs, Charles A. Sanders, and Elaine S. Ullian. On July 6, 2009, our board of directors appointed Jeffrey M. Leiden and Dennis L. Winger to our board of directors.

        In addition, our stockholders approved (i) amendments to our Amended and Restated 2006 Stock and Option Plan to increase the number of shares of common stock authorized for issuance thereunder by 7,700,000 and increase the number of shares a participant may receive in any calendar year thereunder by 100,000, and (ii) the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2009. The tabulation of votes with respect to these two proposals was as follows:

	For	Against	Abstain	Broker Non-Votes
Amendments to Our Amended and Restated 2006 Stock and Option Plan	78,790,465	51,154,625	35,153	15,735,340
Ratification of Our Independent Registered Public Accounting Firm	145,395,086	458,266	42,231	0

Item 6.    Exhibits

Exhibit No.	Description
10.1	Lease between MEPC Milton Park No.1 Limited and MEPC Milton Park No. 2 Limited, Vertex Pharmaceuticals (Europe) Limited and Vertex Pharmaceuticals Incorporated, dated June 10, 2009.
10.2	Amended and Restated 2006 Stock and Option Plan, as amended.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2009	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)