Form 10-Q
period 2009-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2009-11-09
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share Class	181,189,886 Outstanding at November 4, 2009

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

        "We," "us," the "Company" and "Vertex" as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.

        "Vertex" is a registered trademark of Vertex. "Agenerase," "Lexiva" and "Telzir" are registered trademarks of GlaxoSmithKline plc. "PEGASYS" is a trademark of Hoffman-La Roche. "PEGINTRON" is a registered trademark of Schering Corporation. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I. Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$559,133	$389,115
Marketable securities, available-for-sale	297,477	442,986
Receivable related to sale of potential future milestone payments	32,783	—
Accounts receivable	10,173	23,489
Prepaid expenses and other current assets	14,500	11,991

Total current assets	914,066	867,581

Restricted cash	30,313	30,258
Property and equipment, net	62,444	68,331
Intangible assets	525,900	—
Goodwill	26,102	—
Other assets	14,666	14,309

Total assets	$1,573,491	$980,479

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$19,962	$51,760
Accrued expenses and other current liabilities	108,297	94,203
Accrued interest	855	5,349
Deferred revenues, current portion	74,609	37,678
Accrued restructuring expense, current portion	6,407	6,319
Other obligations	21,236	21,255

Total current liabilities	231,366	216,564

Accrued restructuring expense, excluding current portion	26,951	27,745
Convertible senior subordinated notes (due February 2013)	144,000	287,500
Secured notes (due October 2012)	118,840	—
Liability related to sale of potential future milestone payments	36,160	—
Deferred revenues, excluding current portion	244,927	209,796
Deferred tax liability	162,503	—

Total liabilities	964,747	741,605

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at September 30, 2009 and December 31, 2008; 180,898,858 and 151,245,384 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,791	1,494
Additional paid-in capital	3,138,207	2,281,817
Accumulated other comprehensive (loss) income	(115)	3,168
Accumulated deficit	(2,531,139)	(2,047,605)

Total stockholders' equity	608,744	238,874

Total liabilities and stockholders' equity	$1,573,491	$980,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Royalty revenues	$7,834	$7,763	$19,891	$28,355
Collaborative and other research and development revenues	17,123	23,846	48,109	114,338

Total revenues	24,957	31,609	68,000	142,693
Costs and expenses:
Royalty expenses	3,712	4,194	10,555	11,471
Research and development expenses	132,132	131,728	415,044	377,574
Sales, general and administrative expenses	36,572	25,430	97,618	71,810
Restructuring expense	774	885	4,283	2,683
Acquisition-related expenses	—	—	7,793	—

Total costs and expenses	173,190	162,237	535,293	463,538

Loss from operations	(148,233)	(130,628)	(467,293)	(320,845)
Interest income	595	4,396	4,683	12,885
Interest expense	(1,927)	(3,812)	(8,630)	(9,559)
Loss on exchange of convertible subordinated notes	—	—	(12,294)	—

Net loss	$(149,565)	$(130,044)	$(483,534)	$(317,519)

Basic and diluted net loss per common share	$(0.84)	$(0.93)	$(2.86)	$(2.30)

Basic and diluted weighted-average number of common shares outstanding	178,735	140,109	169,137	137,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(483,534)	$(317,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	21,724	23,621
Stock-based compensation expense	68,996	44,150
Other non-cash based compensation expense	4,585	3,757
Loss on disposal of property and equipment	2,233	—
Loss on exchange of convertible subordinated notes	12,294	—
Realized gain on marketable securities	—	(633)
Changes in operating assets and liabilities, excluding the effect of an acquisition:
Accounts receivable	13,328	9,354
Prepaid expenses and other current assets	(2)	(6,325)
Accounts payable	(32,104)	(1,285)
Accrued expenses and other current liabilities	(1,740)	(11,174)
Accrued restructuring expense	(706)	(910)
Accrued interest	(2,395)	1,859
Deferred revenues	72,062	125,848

Net cash used in operating activities	(325,259)	(129,257)
Cash flows from investing activities:
Purchases of marketable securities	(374,767)	(508,983)
Sales and maturities of marketable securities	517,240	244,777
Payment for the acquisition of ViroChem, net of cash acquired	(87,422)	—
Expenditures for property and equipment	(15,918)	(25,568)
Increase in restricted cash	(55)	—
Increase in other assets	(33)	(361)

Net cash provided by (used in) investing activities	39,045	(290,135)
Cash flows from financing activities:
Issuances of common stock from employee benefit plans, net	24,960	18,351
Issuances of common stock from stock offerings, net	313,250	330,062
Issuance of secured notes (due October 2012)	122,217	—
Issuances of convertible senior subordinated notes (due February 2013), net	—	278,607
Repayment of collaborator development loan	—	(19,997)
Debt exchange costs	(85)	—

Net cash provided by financing activities	460,342	607,023
Effect of changes in exchange rates on cash	(4,110)	(418)

Net increase in cash and cash equivalents	170,018	187,213
Cash and cash equivalents—beginning of period	389,115	355,663

Cash and cash equivalents—end of period	$559,133	$542,876

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,248	$6,676
Exchange of convertible subordinated notes for common stock	$143,500	$—
Accrued interest offset to additional paid-in capital on exchange of convertible subordinated notes	$2,099	$—
Unamortized debt issuance costs of exchanged convertible subordinated notes offset to additional paid-in capital	$3,476	$—
Fair value of common stock issued to acquire ViroChem	$290,557	$—

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2009 and 2008.

        The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ending December 31, 2009. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 that was filed with the Securities and Exchange Commission on February 17, 2009.

        On March 12, 2009, Vertex acquired ViroChem Pharma Inc. ("ViroChem"). The Company consolidated ViroChem's operating results with those of Vertex beginning on the date of the acquisition. See Note 10, "Acquisition of ViroChem Pharma Inc.," for additional information regarding the acquisition.

        The Company has evaluated subsequent events through November 9, 2009, the date of issuance of the condensed consolidated financial statements. During this period, the Company did not have any material recognizable subsequent events.

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

	At September 30,
	2009	2008
	(in thousands, except per share amounts)
Stock options	19,087	17,355
Weighted-average exercise price (per share)	$30.59	$28.71
Convertible notes	6,223	12,425
Conversion price (per share)	$23.14	$23.14
Unvested restricted shares	1,823	1,980

Stock-based Compensation Expense

        The Company expenses the fair value of employee stock options and other forms of stock-based employee compensation over the employees' service periods or the derived service period for awards with market conditions. Compensation expense is determined based on the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain conditions. Please refer to Note 3, "Stock-based Compensation Expense," for further information.

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

        The Company's collaborators have funded portions of the Company's research and development programs related to specific drug candidates and research targets, including telaprevir, in the three and nine months ended September 30, 2009 and 2008. The Company's collaborative and other research and development revenues were $17.1 million and $23.8 million, respectively, for the three months ended September 30, 2009 and 2008. The Company's collaborative and other research and development revenues were $48.1 million and $114.3 million, respectively, for the nine months ended September 30,

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Accounting Policies (Continued)

2009 and 2008. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were approximately $33 million and approximately $41 million, respectively, for the three months ended September 30, 2009 and 2008, and approximately $119 million and approximately $111 million, respectively, for the nine months ended September 30, 2009 and 2008.

Restructuring Expense

        The Company records costs and liabilities associated with exit and disposal activities based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. Liabilities are evaluated and adjusted as appropriate at least on a quarterly basis for changes in circumstances.

Revenue Recognition

  Collaborative Arrangements

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

        Substantive milestones achieved in collaboration arrangements are recognized as earned when the corresponding payment is reasonably assured, subject to the following policies in those circumstances where the Company has obligations remaining after achievement of the milestone:

  •
  In those circumstances where collection of a substantive milestone payment is reasonably assured, the Company has remaining obligations to perform under the collaboration arrangement and the Company has sufficient evidence of the fair value of its remaining obligations, management considers the milestone payment and the remaining obligations to be separate units of accounting. In these circumstances, the Company uses the residual method to allocate revenues among the milestones and the remaining obligations.

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

  Sale of Future Royalties

        In the circumstance where the Company has sold its rights to future royalties under a license agreement and also maintains continuing involvement in the royalty arrangement (but not significant continuing involvement in the generation of the cash flows due to the purchaser), the Company defers recognition of the proceeds it receives for the royalty stream and recognizes these deferred revenues over the life of the license agreement. The Company recognizes these deferred revenues pursuant to the units-of-revenue method. Under this method, the amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the royalty payments due to the purchaser for the period by (2) the ratio of the remaining deferred revenue amount to the total estimated remaining royalty payments due to the purchaser over the term of the agreement.

Debt and Financing Issuance Costs and Royalty Sale Transaction Expenses

        Issuance costs incurred to complete the Company's convertible senior subordinated note offering and the financial transactions that the Company entered into in September 2009 are deferred and included in other assets on the condensed consolidated balance sheets. The issuance costs are amortized using the effective interest rate method over the term of the related debt or financing instrument. The amortization expense related to the issuance costs is included in interest expense on the condensed consolidated statements of operations.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Accounting Policies (Continued)

        The Company defers direct and incremental costs associated with the sale of its rights to future HIV royalties. These costs are included in other assets on the condensed consolidated balance sheets and are amortized in the same manner and over the same period in which the related deferred revenues are recognized as royalty revenues. The amortization expense related to these transaction expenses is included in royalty expenses on the condensed consolidated statements of operations.

Business Combinations

        The Company assigns the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets, including intangible assets such as in-process research and development, using a variety of methods including present-value models. Each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of in-process research and development assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant's assumptions regarding the probability of completing in-process research and development projects, which would require obtaining regulatory approval for marketing of the associated drug candidate; a market participant's estimates regarding the timing of and the expected costs to complete in-process research and development projects; a market participant's estimates of future cash flows from potential product sales; and the appropriate discount rates for a market participant. Transaction costs and restructuring costs associated with the transaction are expensed as incurred.

In-process Research and Development Assets

        In-process research and development assets acquired in a business combination initially are recorded at fair value and accounted for as indefinite-lived intangible assets. These assets are maintained on the Company's condensed consolidated balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. In-process research and development assets will be tested for impairment on an annual basis during the fourth quarter, or earlier if impairment indicators are present.

Goodwill

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill will be evaluated for impairment on an annual basis during the fourth quarter, or earlier if impairment indicators are present.

Derivative Instruments and Embedded Derivatives

        The Company has entered into financial transactions involving a free-standing derivative instrument and embedded derivatives. The embedded derivatives are required to be bifurcated from the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

2. Accounting Policies (Continued)

host instruments because the derivatives are not clearly and closely related to the host instruments. These financial transactions include transactions involving convertible notes, secured notes and the sale of potential future milestone payments. The Company determines the fair value of each derivative instrument or embedded derivative on the date of issuance. The estimates of the fair value of these derivatives, particularly with respect to derivatives related to the achievement of milestones in the development of specific drug candidates, include significant assumptions regarding the estimates a market participant would make in order to evaluate the asset. Changes in the fair value of these instruments are evaluated on at least a quarterly basis. Please refer to Note 13, "September 2009 Financial Transactions," for further information.

3. Stock-based Compensation Expense

        At September 30, 2009, the Company had four stock-based employee compensation plans: the 1991 Stock Option Plan (the "1991 Plan"), the 1994 Stock and Option Plan (the "1994 Plan"), the 1996 Stock and Option Plan (the "1996 Plan") and the 2006 Stock and Option Plan (the "2006 Plan" and together with the 1991 Plan, the 1994 Plan and the 1996 Plan, collectively, the "Stock and Option Plans") and one Employee Stock Purchase Plan (the "ESPP"). On May 15, 2008, the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance under the 2006 Plan of 6,600,000, to a total of 13,902,380 shares of common stock, and an increase in the number of shares of common stock authorized for issuance under the ESPP of 2,000,000. On May 14, 2009, the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance under the 2006 Plan of 7,700,000, to a total of 21,602,380 shares of common stock. In connection with the Stock and Option Plans, the Company issues stock options and restricted stock awards with service conditions, which are generally the vesting periods of the awards. The Company also issues to certain members of senior management restricted stock awards that vest upon the earlier of the satisfaction of (i) a market or performance condition or (ii) a service condition ("PARS").

        The Company recognizes share-based payments to employees as compensation expense using the fair value method. The fair value of stock options and shares purchased pursuant to the ESPP is calculated using the Black-Scholes valuation model. The fair value of restricted stock awards typically is based on intrinsic value on the date of grant. Stock-based compensation, measured at the grant date based on the fair value of the award, is recognized as expense ratably over the service period. The expense recognized over the service period includes an estimate of awards that will be forfeited.

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

        The effect of stock-based compensation expense during the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$14,180	$9,874	$51,044	$29,901
Restricted stock (including PARS)	4,901	3,649	14,606	11,574
ESPP issuances	1,053	962	3,346	2,675

Total stock-based compensation expense	$20,134	$14,485	$68,996	$44,150

Effect of stock-based compensation expense by line item:
Research and development expenses	$13,048	$11,423	$50,942	$35,392
Sales, general and administrative expenses	7,086	3,062	18,054	8,758

Total stock-based compensation expense included in net loss	$20,134	$14,485	$68,996	$44,150

Stock Options

        All stock options awarded during the nine months ended September 30, 2009 and 2008 were awarded with exercise prices equal to the fair market value of the Company's common stock on the date the award was granted by the Company's board of directors. Under amendments to the 2006 Plan adopted on May 15, 2008, no options can be issued under the 2006 Plan with an exercise price less than the fair market value on the date of grant.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Stock-based Compensation Expense (Continued)

        The options granted during the three and nine months ended September 30, 2009 had a weighted-average grant-date fair value per share of $18.37 and $18.51, respectively. The options granted during the three and nine months ended September 30, 2008 had a weighted-average grant-date fair value per share of $16.97 and $14.33, respectively.

        The Company recorded stock-based compensation expense related to stock options of $14.2 million and $9.9 million, respectively, for the three months ended September 30, 2009 and 2008. The Company recorded stock-based compensation expense related to stock options of $51.0 million and $29.9 million, respectively, for the nine months ended September 30, 2009 and 2008. The stock-based compensation expense related to stock options for the three and nine months ended September 30, 2009 included $2.0 million and $12.7 million, respectively, related to stock options that were accelerated and modified in connection with transition arrangements and severance arrangements with certain of the Company's former executive officers. As of September 30, 2009, there was $99.4 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested options granted under the Company's Stock and Option Plans. That expense is expected to be recognized over a weighted-average period of 2.84 years.

Restricted Stock

        The Company recorded stock-based compensation expense of $4.9 million and $3.6 million, respectively, for the three months ended September 30, 2009 and 2008, and $14.6 million and $11.6 million, respectively, for the nine months ended September 30, 2009 and 2008 related to restricted stock, including PARS, outstanding during those periods. The stock-based compensation expense related to restricted stock, including PARS, for the three and nine months ended September 30, 2009 included $0.6 million and $2.2 million, respectively, related to accelerated vesting of restricted stock awards in connection with transition arrangements and severance arrangements with certain of the Company's former executive officers. The stock-based compensation expense for restricted stock for the nine months ended September 30, 2008 included $0.6 million related to accelerated vesting of restricted stock awards in connection with an executive officer's separation from the Company.

        As of September 30, 2009, there was $34.3 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to unvested restricted stock, including PARS, granted under the Company's Stock and Option Plans. That expense is expected to be recognized over a weighted-average period of 2.68 years.

Employee Stock Purchase Plan

        The stock-based compensation expense related to the ESPP was $1.1 million and $1.0 million, respectively, for the three months ended September 30, 2009 and 2008 and $3.3 million and $2.7 million, respectively, for the nine months ended September 30, 2009 and 2008. As of September 30, 2009, there was $1.1 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to ESPP shares. That expense is expected to be recognized during the nine month period ending June 30, 2010.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

3. Stock-based Compensation Expense (Continued)

        During the nine months ended September 30, 2009, the Company issued 208,000 shares to employees under the ESPP at an average price paid of $23.07 per share. During the nine months ended September 30, 2008, the Company issued 185,000 shares to employees under the ESPP at an average price paid of $22.55 per share. There were no shares issued to employees under the ESPP during the three months ended September 30, 2009 and 2008.

4. Marketable Securities

        A summary of cash, cash equivalents and marketable securities is shown below:

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents
Cash and money market funds	$553,053	$—	$—	$553,053
Government-sponsored enterprise securities	6,082	—	(2)	6,080

Total cash and cash equivalents	$559,135	$—	$(2)	$559,133

Marketable securities
Government-sponsored enterprise securities (due within 1 year)	$297,376	$109	$(8)	$297,477

Total marketable securities	$297,376	$109	$(8)	$297,477

Total cash, cash equivalents and marketable securities	$856,511	$109	$(10)	$856,610

December 31, 2008
Cash and cash equivalents
Cash and money market funds	$389,115	$—	$—	$389,115

Total cash and cash equivalents	$389,115	$—	$—	$389,115

Marketable securities
Government-sponsored enterprise securities (due within 1 year)	$347,982	$2,713	$—	$350,695
Corporate debt securities (due within 1 year)	91,863	428	—	92,291

Total marketable securities	$439,845	$3,141	$—	$442,986

Total cash, cash equivalents and marketable securities	$828,960	$3,141	$—	$832,101

        The Company had marketable securities of $297.5 million and $443.0 million that were all classified as current assets on the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively.

        The Company reviews investments in marketable securities for other-than-temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment's carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment is other-than-temporary, the Company considers the intent to sell, or whether it is more likely than not that the Company will be required to sell, the investment before recovery of the investment's amortized cost basis. Evidence considered in this assessment includes reasons for the impairment, compliance with the Company's investment policy, the severity and the duration of the impairment and changes in value subsequent to period end. As of September 30, 2009, the Company

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

4. Marketable Securities (Continued)

had one government-sponsored enterprise security that was in an unrealized loss position of $2,000 and five government-sponsored enterprise securities that were in an unrealized loss position of $8,000. As of December 31, 2008, the Company did not have any securities with unrealized losses.

        In the three and nine months ended September 30, 2009, the Company had proceeds of $171.8 million and $517.2 million, respectively, from sales and maturities of available-for-sale securities. In the three and nine months ended September 30, 2008, the Company had proceeds of $160.4 million and $244.8 million, respectively, from sales and maturities of available-for-sale securities.

        Realized gains and losses are determined using the specific identification method and are included in interest income on the condensed consolidated statements of operations. There were no gross realized gains and losses for the three and nine months ended September 30, 2009. Gross realized gains and losses for the three months ended September 30, 2008 were $418,000 and $4,000, respectively. Gross realized gains and losses for the nine months ended September 30, 2008 were $943,000 and $310,000, respectively.

5. Fair Value of Financial Instruments and Nonfinancial Assets

        The fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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

        The Company's investment strategy is focused on capital preservation. The Company invests in instruments that meet credit quality standards as outlined in the Company's investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue or type of instrument. Beginning in the fourth quarter of 2007, the Company began to shift its investments to instruments that carry less exposure to market volatility and liquidity pressures. As of September 30, 2009, the Company's investments are in money market funds and short-term government guaranteed or supported securities.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

5. Fair Value of Financial Instruments and Nonfinancial Assets (Continued)

        As of September 30, 2009, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consisted of a money market fund and government-sponsored enterprise securities, which are government-supported. The Company's money market fund also invests in government-sponsored enterprise securities. The Company's financial liabilities that were subject to fair value measurement related to the financial transactions that the Company entered into in September 2009 are valued based on Level 3 inputs. Please refer to Note 13, "September 2009 Financial Transactions." During the nine months ended September 30, 2009 and 2008, the Company did not record an other-than-temporary impairment charge related to its investments.

        The following table sets forth the Company's financial assets and liabilities subject to fair value measurements as of the end of the third quarter of 2009:

	Fair Value Measurements as of September 30, 2009
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents	$535,384	$535,384	$—	$—
Marketable securities, available-for-sale	297,477	297,477	—	—
Restricted cash	30,313	30,313	—	—

Total	$863,174	$863,174	$—	$—

Financial liabilities carried at fair value:
Embedded derivative related to 2012 Notes	$10,652	$—	$—	$10,652
Liability related to sale of potential future milestone payments	36,160	—	—	36,160

Total	$46,812	$—	$—	$46,812

        Intangible assets acquired in connection with the Company's acquistion of ViroChem were accounted for as described in Note 10, "Acquisition of ViroChem Pharma Inc." The estimated fair value of these nonfinancial assets was based on Level 3 inputs.

        The Company had $144.0 million outstanding in aggregate principal amount of 4.75% convertible senior subordinated notes due 2013 included on the condensed consolidated balance sheet as of September 30, 2009. At September 30, 2009, these 2013 Notes had a fair value of $238.1 million as obtained from a quoted market source.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

6. Comprehensive Loss

        For the three and nine months ended September 30, 2009 and 2008, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net loss	$(149,565)	$(130,044)	$(483,534)	$(317,519)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	(206)	823	(3,042)	1,455
Reclassification adjustment for realized gain on marketable securities included in net loss	—	(414)	—	(1,243)
Foreign currency translation adjustment	(327)	(381)	(241)	(418)

Total change in other comprehensive income (loss)	(533)	28	(3,283)	(206)

Total comprehensive loss	$(150,098)	$(130,016)	$(486,817)	$(317,725)

7. Income Taxes

        At September 30, 2009 and December 31, 2008, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required pursuant to the applicable accounting interpretation regarding accounting for uncertainty in income taxes. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions at September 30, 2009 and December 31, 2008.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

8. Restructuring Expense (Continued)

        The restructuring expense incurred in the three and nine months ended September 30, 2009 and 2008 relates only to the portion of the building that the Company is not occupying and does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

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

        For the three months ended September 30, 2009, the Company recorded restructuring expense of $0.8 million, which was primarily the result of the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended September 30, 2009 was as follows (in thousands):

	Liability as of June 30, 2009	Cash payments in the third quarter of 2009	Cash received from subleases in the third quarter of 2009	Charge in the third quarter of 2009	Liability as of September 30, 2009
Lease restructuring liability	$34,050	$(3,772)	$2,306	$774	$33,358

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

        For the nine months ended September 30, 2009, the Company recorded restructuring expense of $4.3 million, which was the result of incremental lease obligations related to the revision of certain key estimates and assumptions about facility operating costs as well as the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the nine months ended September 30, 2009 was as follows (in thousands):

	Liability as of December 31, 2008	Cash payments in the first nine months of 2009	Cash received from subleases in the first nine months of 2009	Charge in the first nine months of 2009	Liability as of September 30, 2009
Lease restructuring liability	$34,064	$(11,529)	$6,540	$4,283	$33,358

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

        Based on the Company's evaluation of the 2013 Notes, the Company determined that the 2013 Notes contain a single embedded derivative. This embedded derivative relates to potential penalty interest payments that could be imposed on the Company for a failure to comply with its reporting obligations pursuant to the 2013 Notes. This embedded derivative required bifurcation as the feature was not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of February 19, 2008, December 31, 2008 and September 30, 2009.

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

        The transaction is being accounted for under the acquisition method of accounting. All of the assets acquired and liabilities assumed in the transaction are recognized at their acquisition-date fair values, while transaction costs and restructuring costs associated with the transaction are expensed as incurred.

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

Fair Values as of March 12, 2009
(in thousands)
Cash and cash equivalents	$12,578
Other tangible assets	2,701
Intangible assets	525,900
Goodwill	26,102
Accounts payable and accrued expenses	(14,221)
Deferred tax liability	(162,503)

Net assets	$390,557

        All $525.9 million of the intangible assets acquired in the ViroChem acquisition relate to in-process research and development assets. These in-process research and development assets primarily relate to ViroChem's two clinical-development stage HCV polymerase inhibitors, VX-222 (formerly VCH-222) and VX-759 (formerly VCH-759), which had estimated fair values of $412.9 million and $105.8 million, respectively. The fair values of VX-222 and VX-759 were measured from the perspective of a market participant. In addition, the Company considered ViroChem's other clinical drug candidates and determined that VCH-286, ViroChem's lead HIV drug candidate, had an estimated fair value of $7.2 million, based on development costs through the acquisition date, and that the other clinical drug candidates had no fair value because the clinical and non-clinical data for those drug candidates did not support further development as of the acquisition date. The Company also considered ViroChem's preclinical programs and other technologies and determined that because of uncertainties related to the safety, efficacy and commercial viability of the potential drug candidates, market participants would not ascribe value to these assets.

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

        The difference between the consideration transferred to acquire the business and the fair value of assets acquired and liabilities assumed was allocated to goodwill. This goodwill relates to the potential synergies from the possible development of combination therapies involving telaprevir and the acquired drug candidates. None of the goodwill is expected to be deductible for income tax purposes. During the third quarter of 2009, goodwill was reduced and other tangible assets were increased by $781,000 as a result of an adjustment to ViroChem's balance sheet that was recorded as of the acquisition date.

Acquisition-related Expenses, Including Restructuring

        The Company incurred $0 and $7.8 million, respectively, in expenses that are reflected as acquisition-related expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2009. These costs include transaction expenses and a restructuring charge that was incurred in March 2009 when Vertex determined it would restructure ViroChem's operations in order to focus ViroChem's activities on its HCV development programs. As a result of this restructuring plan, Vertex recorded a $2.1 million expense related to employee severance, benefits and related costs in the first quarter of 2009 when the liability was incurred. The accrued liability of $2.1 million, which was included in accrued expenses and other current liabilities on the condensed consolidated balance sheet as of March 31, 2009, was paid in the second quarter of 2009.

ViroChem Financial Information

        The results of operations of ViroChem have been included in the condensed consolidated financial statements since the acquisition date. ViroChem had no revenues in the period from the acquisition date to September 30, 2009, and ViroChem's net loss in the period from the acquisition date to September 30, 2009 was immaterial to the Company's condensed consolidated financial results. Pro forma results of operations for the three and nine months ended September 30, 2009 and 2008 assuming the acquisition of ViroChem had taken place at the beginning of each period would not differ significantly from Vertex's actual reported results.

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

        The Company classified the proceeds received from Fosamprenavir Royalty as deferred revenues, to be recognized as royalty revenues over the life of the collaboration agreement, because of the Company's continuing involvement in the royalty arrangement over the term of the Purchase Agreement. Such continuing involvement, which is required pursuant to covenants contained in the Purchase Agreement, includes overseeing GlaxoSmithKline's compliance with the collaboration agreement, monitoring and defending patent infringement, adverse claims or litigation involving the royalty stream, undertaking to cooperate with Fosamprenavir Royalty's efforts to find a new license partner if GlaxoSmithKline terminates the collaboration agreement, and complying with the license agreement with Searle, including the obligation to make future royalty payments to Searle. Because the transaction was structured as a non-cancellable sale, the Company has no significant continuing involvement in the generation of the cash flows due to Fosamprenavir Royalty and there are no guaranteed rates of return to Fosamprenavir Royalty, the Company has recorded the proceeds as deferred revenues.

        The Company recorded $155.1 million, representing the proceeds of the transaction less the net royalty payable to Fosamprenavir Royalty for the period from April 1, 2008 through May 30, 2008, as deferred revenues to be recognized as royalty revenues over the life of the collaboration agreement based on the units-of-revenue method. The amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the net royalty payments due to Fosamprenavir Royalty for the period by (2) the ratio of the remaining deferred revenue amount to the total estimated remaining net royalties that GlaxoSmithKline is expected to pay Fosamprenavir Royalty over the term of the collaboration agreement. On May 31, 2008, the Company began recognizing these deferred revenues. In addition, the Company will continue to recognize royalty revenues for the portion of the royalty earned that is due to Searle.

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

12. Collaborative Arrangements

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

        Janssen made a $165.0 million up-front license payment to the Company in July 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. Under the agreement, Janssen agreed to make contingent milestone payments, which could total up to $380.0 million if telaprevir is successfully developed, approved and launched as a product. As of September 30, 2009, the Company had earned $100.0 million of these contingent milestone payments under the agreement. The remaining $280.0 million in milestones under the Company's agreement with Janssen include $100.0 million related to filing and approval for telaprevir from the European Medicines Evaluation Agency and $150.0 million related to the launch of telaprevir in the European Union. On September 30, 2009, the Company entered into two financial transactions related to the $250.0 million in milestones related to the filing, approval and launch of telaprevir in the European Union. Please refer to Note 13, "September 2009 Financial Transactions."

        The collaboration agreement with Janssen also provides the Company with royalties on any sales of telaprevir in the Janssen territories, with a tiered royalty averaging in the mid-20% range, as a percentage of net sales in the Janssen territories, depending upon successful commercialization of telaprevir. Each of the parties will be responsible for drug supply in their respective territories. However, the agreement provides for the purchase by Janssen from the Company of materials required for Janssen's manufacture of the active pharmaceutical ingredient. In addition, Janssen will be responsible for certain third-party royalties on net sales in its territories. Janssen may terminate the agreement without cause at any time upon six months' notice to the Company.

        During the three and nine months ended September 30, 2009, the Company recognized $10.2 million and $40.2 million, respectively, in revenues under the Janssen agreement, which included an amortized portion of the up-front payment and net reimbursements from Janssen for telaprevir development costs. During the three months ended September 30, 2008, the Company recognized $15.2 million in revenues under the Janssen agreement, which included an amortized portion of the up-front payment and net reimbursements from Janssen for telaprevir development costs. During the nine months ended September 30, 2008, the Company recognized $98.7 million in revenues under the Janssen agreement, which included an amortized portion of the up-front payment, a milestone of $45.0 million in connection with the commencement of a Phase 3 clinical trial of telaprevir, a milestone of $10.0 million in connection with the commencement of the Phase 2 clinical trial of telaprevir in

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

12. Collaborative Arrangements (Continued)

patients with genotype 2 and genotype 3 HCV infection and net reimbursements from Janssen for telaprevir development costs.

Mitsubishi Tanabe Pharma Corporation

        In June 2004, the Company entered into a collaboration agreement (the "MTPC Agreement") with Mitsubishi Tanabe Pharma Corporation ("Mitsubishi Tanabe"), pursuant to which Mitsubishi Tanabe agreed to provide financial and other support for the development and commercialization of telaprevir. Under the terms of the agreement, Mitsubishi Tanabe has the right to develop and commercialize telaprevir in Japan and certain other Far East countries. The MTPC Agreement provided for payments by Mitsubishi Tanabe to the Company through Phase 2 clinical development, including an up-front license fee, development stage milestone payments and reimbursement of certain drug development costs for telaprevir.

        On July 30, 2009, the Company amended the MTPC Agreement. Under the amended agreement, the Company received $105.0 million in the third quarter of 2009, and will be eligible to receive further contingent milestone payments, which if realized would range between $15.0 million and $65.0 million in the aggregate. The amended agreement provides to Mitsubishi Tanabe a fully-paid license to commercialize telaprevir to treat HCV infection in Japan and specified other countries in the Far East, as well as rights to manufacture telaprevir for sale in its territory. Mitsubishi Tanabe is responsible for its own development and manufacturing costs in its territory. Mitsubishi Tanabe may terminate the agreement at any time without cause upon 60 days' prior written notice to the Company.

        Prior to the amendment, the Company recognized revenues based on an amortized portion of the up-front payment, milestones, if any, and reimbursement of certain of the Company's expenses incurred in telaprevir development. The $105.0 million payment that the Company received in the third quarter of 2009 pursuant to the amended agreement is a nonrefundable, up-front license fee and revenues related to this payment are being recognized on a straight-line basis over the Company's estimated period of performance under the agreement. The Company recognized revenues from Mitsubishi Tanabe of $6.9 million and $7.7 million, respectively, in the three and nine months ended September 30, 2009, and $2.1 million and $7.9 million, respectively, in the three and nine months ended September 30, 2008.

Merck & Co., Inc.

        In June 2004, the Company entered into a global collaboration with Merck & Co., Inc. ("Merck") to develop and commercialize Aurora kinase inhibitors for the treatment of cancer. Merck is responsible for worldwide clinical development and commercialization of all compounds developed under the collaboration and will pay the Company royalties on any product sales. Merck may terminate the agreement at any time without cause upon 90 days' advance written notice, except that six months' advance written notice is required for termination at any time when a product has marketing approval in a major market and the termination is not the result of a safety issue. In the third quarter of 2008, the Company recognized a milestone payment from Merck for $6.0 million. The Company recognized $0 and $6.0 million, respectively, of revenues related to this collaboration in the nine months ended September 30, 2009 and 2008, respectively.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. September 2009 Financial Transactions

2012 Notes

        On September 30, 2009, the Company sold $155.0 million in aggregate principal amount of secured notes due 2012 (the "2012 Notes") for an aggregate of $122.2 million pursuant to a note purchase agreement with Olmsted Park S.A. (the "Purchaser"). The 2012 Notes were issued pursuant to, and the 2012 Notes are governed by the terms of, an indenture entered into on September 30, 2009 between the Company and U.S. Bank National Association, as trustee and collateral agent.

        The 2012 Notes were issued at a discount and do not pay current interest prior to maturity. The 2012 Notes will mature on October 31, 2012, subject to earlier mandatory redemption to the extent milestone events set forth in the Company's collaboration with Janssen are achieved prior to October 31, 2012. $100.0 million of these potential milestone payments relate to the filing and approval of telaprevir in the European Union and $55.0 million relate to the launch of telaprevir in the European Union. The Company will be required to redeem the portion of the 2012 Notes equal to each milestone payment as each such milestone payment is earned under the Janssen collaboration.

        The holders of the 2012 Notes have the right to cause the Company to repay all or any part of the 2012 Notes at 100% of the principal amount of the 2012 Notes to be repurchased if a change of control of the Company occurs. The Company may also redeem all or any part of the 2012 Notes at any time at 100% of the principal amount of the 2012 Notes to be redeemed. Upon certain events of default occurring and continuing, either the trustee or the holders of not less than 25% in aggregate principal amount of the 2012 Notes then outstanding may declare the principal of the 2012 Notes immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to the Company, the principal amount of the 2012 Notes shall automatically become and be immediately due and payable.

        The Company has determined that the 2012 Notes contain an embedded derivative related to the potential mandatory redemption or early repayment of the 2012 Notes at the principal amount prior to their maturity date. The Company bifurcated the embedded derivative from the 2012 Notes because the features of the embedded derivative were not clearly and closely related to the 2012 Notes.

        In connection with the issuance of the 2012 Notes, the Company granted a security interest with respect to $155.0 million of future telaprevir milestone payments that the Company is eligible to receive from Janssen for the potential future filing, approval and launch of telaprevir in the European Union.

        The Company determined that the 2012 Notes had a residual value upon issuance of $108.2 million, which excludes the $10.7 million value of the embedded derivative. In future periods, the Company expects that it will record a quarterly interest expense determined using the effective interest rate method, which will increase the amount of the liability for the 2012 Notes each quarter by an amount corresponding to this interest expense through the stated maturity date, unless redeemed or repaid earlier. The Company determined that the fair value of the embedded derivative as of September 30, 2009 was $10.7 million based on a probability-weighted model of the discounted value that a market participant would ascribe to the potential mandatory redemption and early repayment features of the 2012 Notes. The fair value of this embedded derivative will be evaluated quarterly, with any changes in the fair value of the embedded derivative resulting in a corresponding loss or gain. The liabilities related to the 2012 Notes, including the embedded derivative, are reflected together on the Company's condensed consolidated balance sheet as a long-term liability.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

13. September 2009 Financial Transactions (Continued)

Sale of Potential Milestone Payments

        On September 30, 2009, the Company entered into two purchase agreements with the Purchaser pursuant to which the Company sold its rights to an aggregate of $95.0 million in potential future milestone payments pursuant to the Janssen collaboration related to the launch of telaprevir in the European Union for non-refundable payments totaling $32.8 million. The $32.8 million cash payment was received on October 1, 2009. The purchase agreements contain representations, warranties, covenants and indemnification obligations of each party, including the obligation of the Company to make the milestone payments to the Purchaser when the underlying milestone events are achieved if the Janssen collaboration had been terminated.

        The Company determined that this sale of a potential future revenue stream should be accounted for as a liability related to the sale of the future milestone payments because the Company has significant continuing involvement in the generation of the potential revenues pursuant to its collaboration agreement with Janssen. As a result, the Company recorded a liability on its condensed consolidated balance sheet equal to the fair value of the purchase agreements. No revenues or deferred revenues have been recorded on account of the $32.8 million that the Company received from the Purchaser pursuant to these purchase agreements. In addition, the Company determined that the purchase agreements are free-standing derivative instruments. The Company determined that the initial aggregate fair value of the free-standing derivative created by the sale of the rights to future milestone payments to the Purchaser pursuant to the purchase agreements was $36.2 million based on a probability-weighted model of the discounted value that a market participant would ascribe to these rights. The models used to estimate the fair value of the rights sold to the Purchaser pursuant to the purchase agreements require the Company to make estimates regarding, among other things, the assumptions a market participant would make regarding the timing and probability of achieving the milestones and the appropriate discount rates. The fair value of the rights sold to the Purchaser pursuant to the purchase agreements will be evaluated each reporting period, with any changes in the fair value of the derivative instruments based on the probability of achieving the milestones, the timing of achieving the milestones or discount rates resulting in a corresponding gain or loss. Because the Company's estimate of the fair value of the rights to the future milestone payments includes the application of a discount rate to reflect the time-value of money, the Company expects to record interest costs related to this liability balance each quarter.

14. Management Transition

        Matthew W. Emmens, one of the Company's directors, became the Company's Chairman and Chief Executive Officer in May 2009. On February 5, 2009, the Company entered into a transition arrangement with Dr. Joshua S. Boger. The benefits to Dr. Boger under the transition arrangement include: (i) a lump sum payment of $2.9 million payable in November 2009, (ii) 18 months' accelerated vesting of his outstanding stock options, which will remain exercisable until December 31, 2010, subject to specified limitations, (iii) 18 months' accelerated vesting of each outstanding restricted stock award, treating each award as if it vests ratably over the term of the grant rather than the end of the service period and (iv) reimbursement for certain expenses. The Company recorded expenses of $0 and $2.9 million, respectively, in the three and nine months ended September 30, 2009 in connection with the lump sum payable in November 2009. In the three and nine months ended September 30, 2009, the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

14. Management Transition (Continued)

Company recorded non-cash charges of $0 and $10.5 million, respectively, due to the acceleration and extended exercisability of Dr. Boger's equity awards under the transition arrangement.

15. Guarantees

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

        On February 12, 2008, the Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated, on September 18, 2008, the Company entered into an underwriting agreement with Goldman, Sachs & Co. and on February 18, 2009, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (collectively, the "Underwriting Agreements"), as the representative of the several underwriters, if any, named in such agreements, relating to the public offering and sale of shares of the Company's common stock or

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

15. Guarantees (Continued)

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

16. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities accrued as of September 30, 2009 or December 31, 2008.

17. Recent Accounting Pronouncements

        In September 2009, the Financial Accounting Standards Board ("FASB") provided updated guidance (1) on whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated, and the consideration allocated; (2) requiring an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) eliminating the use of the residual method and requiring an entity to allocate revenue using the relative selling price method. The update is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently evaluating the effect of this update to its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact on its condensed consolidated financial statements of its adoption or determine the timing and method of its adoption.

        In June 2009, the FASB issued an update to the accounting and disclosure requirements for the consolidation of variable interest entities ("VIE"s). This update requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This update will be effective for the Company on January 1, 2010. The Company is evaluating the effect of the pending adoption of this update on the Company's condensed consolidated financial statements.

        In June 2009, the FASB issued an update to the accounting and disclosure requirements for transfers of financial assets. This update is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. The recognition and measurement provisions of this update shall be applied to transfers that occur on or after January 1, 2010, which is the date upon which this accounting update becomes effective for the Company. The Company is evaluating the effect of the pending adoption of this update on the Company's condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. Telaprevir, our lead drug candidate, is an oral hepatitis C protease inhibitor and one of the most advanced of a new class of antiviral treatments in clinical development that targets hepatitis C virus, or HCV, infection. Telaprevir is being evaluated in a fully-enrolled registration program focused on treatment-naïve and treatment-failure patients with genotype 1 HCV. We currently intend to submit a new drug application, or NDA, for telaprevir in the United States in the second half of 2010, assuming the successful completion of the registration program. We also are developing, among other compounds, VX-770 and VX-809, drug candidates for the treatment of patients with cystic fibrosis, or CF, and VX-509, a Janus kinase 3, or JAK3, inhibitor designed for the treatment of immune-mediated inflammatory diseases including rheumatoid arthritis. In the second quarter of 2009, we began a registration program for VX-770 that focuses on patients with CF who have the G551D mutation in the gene responsible for CF. We intend to continue investing in our research programs with the goal of adding to our pipeline drug candidates designed to address significant unmet medical needs and provide substantial benefits to patients.

Business Focus

        Over the upcoming years, we expect to focus a substantial portion of our resources on the development and commercialization of telaprevir. Our clinical development program is designed to support registration by us of telaprevir in North America for treatment-naïve and treatment-failure patients with genotype 1 HCV, and by our collaborators, Janssen Pharmaceutica, N.V., a Johnson & Johnson company, and Mitsubishi Tanabe Pharma Corporation, in international markets.

        In the second quarter of 2009, we initiated a registration program for VX-770 focused on patients with CF who have the G551D mutation. We also expect to continue the development of VX-809, an investigational corrector compound that is being evaluated in a Phase 2a clinical trial in patients with CF. As a result, we expect that over the next several years we will need to substantially increase resources focused on the development of our CF drug candidates. We plan to leverage the infrastructure that we are building in preparation for the potential launch of telaprevir to support the potential launch of VX-770.

        In addition to the registration programs for telaprevir and VX-770, we plan to continue investing in our research and development programs and to develop selected drug candidates that emerge from those programs, alone or with third-party collaborators. We believe that meaningful information will be provided by ongoing and planned Phase 2 clinical trials for a number of our earlier-stage drug candidates, including a planned combination clinical trial in patients with HCV of telaprevir with VX-222, our recently acquired HCV polymerase inhibitor, ongoing and planned Phase 2 clinical trials of VX-809 in patients with the most common CF mutation, and a planned Phase 2a clinical trial of VX-509 in patients with moderate to severe rheumatoid arthritis, allowing us to make decisions regarding future development activities in these programs.

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

        Designing, coordinating and conducting large-scale clinical trials to determine the efficacy and safety of drug candidates and to support the submission of an NDA requires significant financial resources, along with extensive technical and regulatory expertise and infrastructure. Prior to commencing a late-stage clinical trial of any drug candidate, we must work collaboratively with regulatory authorities, including the United States Food and Drug Administration, or FDA, in order to identify the specific scientific issues that need to be addressed by the clinical trials in order to support continued development and approval of the drug candidate. These discussions with regulatory authorities typically occur over a period of months and can result in significant changes to planned clinical trial designs or timelines. In addition, even after agreement with respect to a clinical trial design has been reached, regulatory authorities may request additional clinical trials or changes to existing clinical trial protocols. If the data from our ongoing clinical trials or nonclinical studies regarding the safety or efficacy of our drug candidates are not favorable, we may be forced to delay or terminate the clinical development program, which, particularly in the case of telaprevir, would materially harm our business. Further, even if we obtain marketing approvals from the FDA and comparable foreign regulatory authorities in a timely manner, we cannot be sure that the drug will be commercially successful.

        Our investments are subject to the considerable risk that one or more of our drug candidates will not progress to product registration due to a wide range of adverse experimental outcomes. We monitor the results of our clinical trials, discovery research and our nonclinical studies and frequently evaluate our portfolio investments in light of new data and scientific, business and commercial insights with the objective of balancing risk and potential. This process can result in relatively abrupt changes in focus and priority as new information becomes available and is analyzed and we gain additional insights into ongoing programs and potential new programs. Although we believe that our development activities and the clinical trial data we have obtained to date have reduced the risks associated with obtaining marketing approval for telaprevir, we cannot be sure that our development of telaprevir will lead successfully to regulatory approval of telaprevir on a timely basis, or at all, or that obtaining regulatory approval will lead to commercial success of telaprevir. With respect to our other drug candidates, we have more limited data from clinical trials and nonclinical studies and as a result it is difficult to predict which, if any, of these drug candidates will result in pharmaceutical products.

Drug Candidates

  HCV

  Telaprevir

        Telaprevir, our oral HCV protease inhibitor, is being investigated in a registration program focused on patients with genotype 1 HCV that includes ADVANCE and ILLUMINATE, which are Phase 3 clinical trials in treatment-naïve patients, and REALIZE, which is a Phase 3 clinical trial in treatment-failure patients. Enrollment in ADVANCE, ILLUMINATE and REALIZE was completed in October 2008, January 2009 and February 2009, respectively. Telaprevir dosing is complete in all three of these Phase 3 clinical trials. We expect to have sustained viral response, or SVR, data from the ADVANCE and ILLUMINATE clinical trials in the first half of 2010 and SVR data from the REALIZE clinical trial in mid-2010. We currently intend to submit an NDA for telaprevir in the second half of 2010, assuming the successful completion of our ongoing registration program. In addition to the clinical trials in our registration program, several additional clinical trials are being conducted by us and our collaborators.

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

        PROVE Phase 2b Clinical Trials

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

        Additional Phase 2 Clinical Trials of Telaprevir

        In October 2009, we announced data from the C208 trial, which was an exploratory open-label clinical trial that enrolled 161 treatment-naïve patients infected with genotype 1 HCV. The purpose of the C208 trial was to compare twice-daily dosing regimens of telaprevir—1,125 mg every 12 hours—in combination with peg-IFN and RBV, with three-times daily dosing regimens—750 mg every 8 hours—in combination with peg-IFN and RBV. A three-times daily dosing regimen is being used in the ongoing registration program for telaprevir and has also been used in the other clinical trials for telaprevir.

        Patients received telaprevir, peg-IFN and RBV for 12 weeks followed by an additional 12 or 36 weeks of peg-IFN and RBV alone in a response-guided trial design. Patients who achieved undetectable HCV RNA—<25 IU/mL, undetectable per Roche COBAS TaqMan HCV test—at week 4, which is referred to as a rapid viral response, or RVR, and who maintained undetectable HCV RNA through week 20, were able to stop all treatment after 24 weeks. Patients who did not meet the response-guided criteria received a total of 48 weeks of peg-IFN and RBV therapy. 18% of patients across the treatment arms were required to continue treatment for 48 weeks.

        The following table summarizes the RVR and SVR data on an intent-to-treat basis from the C208 trial.

Telaprevir Dosing	Combination Therapy	Total Number of Patients	RVR (undetectable at week 4 on treatment)	SVR (undetectable 24 weeks after end-of- treatment)
1,125 mg every 12 hours	alfa-2a (PEGASYS)/RBV	40	83% (n=33)	83% (n=33)
1,125 mg every 12 hours	alfa-2b (PEGINTRON)/RBV	39	67% (n=26)	82% (n=32)
750 mg every 8 hours	alfa-2a (PEGASYS)/RBV	40	80% (n=32)	85% (n=34)
750 mg every 8 hours	alfa-2b (PEGINTRON)/RBV	42	69% (n=29)	81% (n=34)

        The frequency and severity of adverse events and the rate of treatment discontinuations were similar to those reported in prior telaprevir trials. The most common adverse events reported in patients in this clinical trial were pruritis, nausea, rash, anemia, flu-like illness, fatigue and headache, and the adverse events were similar overall between the patient groups receiving three-times daily dosing and those receiving twice-daily dosing. Serious adverse events leading to permanent treatment discontinuation of all drugs occurred in 5% of patients and were mainly related to rash, which resulted in discontinuation of 4 out of 161, or 3%, of patients and anemia, which resulted in discontinuation of 3 out of 161, or 2%, of patients.

        In October 2009, we also announced interim data from a clinical trial, referred to as the 107 Trial, in patients who did not achieve an SVR in the control arms of the PROVE 1, PROVE 2 or PROVE 3 clinical trials. In the open-label 107 Trial, treatment-experienced patients with genotype 1 HCV were treated with telaprevir triple combination therapy for 12 weeks followed by 12 or 36 weeks of treatment with peg-IFN and RBV alone. In 2008, the protocol for the 107 Trial underwent several amendments, including important amendments that affected prior null-responders.

        The table below sets forth the interim data from 94 of the 117 patients enrolled in the 107 Trial, including SVR data and data regarding patients who relapsed in the 24 weeks after end-of-treatment.

Patient Group	Treatment Regimen	SVR	Viral Relapse Rates
Prior Null Responders	telaprevir triple combination for 12 weeks, followed by peg-IFN and RBV alone for 36 weeks	57% (16/28)	20% (4/20)
Prior Partial Responders	25 patients treated with telaprevir triple combination therapy for 12 weeks, followed by peg-IFN and RBV alone for 12 weeks	55% (16/29)	22% (5/23)
3 patients treated with telaprevir triple combination therapy combination for 12 weeks, followed by peg-IFN and RBV alone for 36 weeks
1 patient who discontinued prior to completing 12 weeks of telaprevir triple combination therapy
Prior Relapsers	25 patients treated with telaprevir triple combination therapy for 12 weeks, followed by peg-IFN and RBV alone for 12 weeks	90% (26/29)	4% (1/28)
3 patients treated with telaprevir triple combination therapy for 12 weeks, followed by peg-IFN and RBV alone for 36 weeks
1 patient who discontinued prior to completing 12 weeks of telaprevir triple combination therapy
Prior Viral Breakthroughs	7 patients treated with telaprevir triple combination therapy for 12 weeks, followed by peg-IFN and RBV alone for 12 weeks	75% (6/8)	0% (0/6)
1 patient treated with telaprevir triple combination therapy for 12 weeks, followed by peg-IFN and RBV alone for 36 weeks

        The interim results reported in the table above reflect data from all prior partial responders, relapsers and viral breakthroughs and from the prior null responders who we considered to have received an appropriate treatment regimen based on their prior response to peg-IFN and RBV, consistent with certain amendments made during the conduct of the 107 Trial. The table does not include data from 23 prior null responders, who, prior to protocol amendments, were designated to receive only 24 weeks of therapy, and a portion of whom met the strict stopping rule criteria at week 4 that were in effect at that time. When the 107 Trial began, all patients were to receive 12 weeks of telaprevir in combination with peg-IFN and RBV followed by an additional 12 weeks of peg-IFN and RBV. Stopping rules required any patient who did not achieve undetectable HCV RNA by week 4 to stop all treatment. In 2008, the 107 Trial protocol was amended in several respects. The most important change to the protocol was to the week 4 stopping rules, as it became evident that treatment-failure patients had a somewhat slower viral response to treatment with telaprevir triple-combination therapy than did treatment-naïve patients. Therefore, following the protocol amendment patients who had detectable HCV RNA at week 4 were permitted to continue therapy. In addition, while the initial study protocol specified 24 weeks of total treatment for all patients, a longer total treatment duration of 48 weeks was determined to be warranted in prior null responders to provide a higher likelihood of achieving an SVR.

        Discontinuation of all therapy due to adverse events occurred in eight patients in the 107 Trial. A complete safety analysis is still being performed and will be reported when the full data are presented at a medical conference expected in 2010.

  HCV Polymerase Inhibitors

        HCV polymerase inhibitors, including our HCV polymerase inhibitors VX-222 (formerly VCH-222) and VX-759 (formerly VCH-759), are direct-acting antivirals that inhibit the ability of the HCV to replicate through a mechanism distinct from HCV protease inhibitors such as telaprevir. VX-222 and VX-759 were evaluated by ViroChem Pharma, Inc., or ViroChem, in Phase 1 clinical trials prior to our acquisition of ViroChem in March 2009. In a Phase 1 viral kinetics clinical trial involving five treatment-naïve patients with genotype 1 HCV infection, VX-222 dosed at 750 mg twice daily resulted in a median 3.7 log10 decrease in HCV RNA—equivalent to a 5,000-fold reduction in virus in the blood—at the end of three days of dosing. The results were consistent from patient to patient, and across HCV genotype 1 subtypes. In clinical evaluations of VX-222 to date, no serious adverse events have been observed.

        We are conducting a multi-dose viral kinetics clinical trial to evaluate the antiviral activity, safety, tolerability and pharmacokinetics of VX-222 in patients with genotype 1 HCV infection. This ongoing multi-dose clinical trial of VX-222 will evaluate the antiviral activity of VX-222 dosed as monotherapy for three days in approximately 32 treatment-naïve patients with HCV genotype 1 infection. We also are conducting a drug-drug interaction clinical trial of VX-222 and telaprevir in healthy volunteers. We expect data from these clinical trials in the fourth quarter of 2009, which could enable the initiation of a combination trial of telaprevir and VX-222 in patients with genotype 1 HCV as early as the fourth quarter of 2009, depending on the trial results. There currently are no ongoing clinical trials of VX-759.

  Cystic Fibrosis

  VX-770

        In May 2009, we initiated a registration program, referred to as ENDEAVOR, for VX-770, which is an investigational cystic fibrosis transmembrane conductance regulator, or CFTR, potentiator that targets the defective CFTR protein that causes CF. The VX-770 registration program focuses on patients with the G551D mutation, which is present in approximately 4% of the CF population in the United States. ENDEAVOR consists of three clinical trials, which have opened for enrollment.

        The primary clinical trial, which is referred to as STRIVE, is a Phase 3 clinical trial of VX-770 in patients 12 years and older with the G551D mutation on at least one of the patient's two CFTR genes, or alleles. We expect STRIVE to be fully enrolled in the first quarter of 2010. The second clinical trial, which is referred to as ENVISION, is a two-part Phase 3 clinical trial of VX-770 in patients between 6 to 11 years of age with the G551D mutation on at least one allele. The third clinical trial, which is referred to as DISCOVER, is a Phase 2 exploratory clinical trial of VX-770 in patients with CF who are 12 years and older and homozygous for the F508del mutation. The DISCOVER clinical trial opened to patient enrollment in the third quarter of 2009.

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

  VX-809

        We have conducted Phase 1 clinical trials of VX-809, a CFTR corrector compound, in healthy volunteers and an escalating single-dose pharmacokinetics and safety clinical trial of VX-809 in patients with CF who carry the F508del mutation on the CFTR gene, the most common mutation in CF patients, on at least one allele. In the first quarter of 2009, we initiated a Phase 2a clinical trial primarily designed to evaluate the safety and tolerability of multiple doses of VX-809 in approximately 90 patients with CF homozygous for the F508del mutation in the CFTR gene. In addition to assessing safety, this Phase 2a trial will evaluate the effect of VX-809 on biomarkers of CFTR function and whether VX-809 has an effect on FEV1. Enrollment in the trial is complete, and we expect to obtain data from this clinical trial in early 2010.

        We have initiated a drug-drug interaction clinical trial of VX-809 and VX-770. Based on in vitro data, we believe that there is a rationale to explore the clinical potential for combining VX-809 and VX-770 and may seek to commence a combination clinical trial in patients with CF in the second half of 2010.

  Immune-mediated Inflammatory Disease

        VX-509 is a novel oral JAK3 inhibitor that we believe has the potential to be used in multiple immune-mediated inflammatory disease, or IMID, indications. We have completed the Phase 1 clinical trials of VX-509, including a Phase 1 single and multiple, 14-day, dose-ranging clinical trial of VX-509 in healthy volunteers. We expect to initiate a Phase 2a clinical trial of VX-509 in patients with moderate to severe rheumatoid arthritis in the first quarter of 2010. This double-blind, randomized, placebo-controlled 12-week trial is expected to enroll approximately 200 patients, and we expect that initial clinical data from this trial, including measurements of safety, tolerability and clinical activity, will be available in the second half of 2010. We plan to continue to pursue collaborative opportunities for VX-509 with major pharmaceutical companies, but expect that no collaboration would be entered into until after the receipt of clinical data from the Phase 2a trial.

Corporate Collaborations

        Corporate collaborations have been and will continue to be an important component of our business strategy. Under our agreement with Janssen, we have retained exclusive commercial rights to telaprevir in North America, and we are leading the global clinical development program. Janssen agreed to be responsible for 50% of the drug development costs under the development program for telaprevir in North America and the Janssen territories, to pay us contingent milestone payments based on successful development, approval and launch of telaprevir, to be responsible for the commercialization of telaprevir outside of North America and the Far East and to pay us royalties on any sales of telaprevir in its territories. The principal remaining milestones under our agreement with Janssen relate to marketing authorization for telaprevir from the European Medicines Evaluation Agency and the launch of telaprevir in the European Union. These milestones include $100.0 million related to regulatory submission and approval and $150.0 million related to launch of telaprevir. As a result of financial transactions discussed below that we entered into on September 30, 2009, the first $155.0 million of these milestone payments will trigger obligations to redeem a corresponding portion of a $155.0 million promissory note that we issued at a discount in September 2009, and the rights to receive the remaining $95.0 million of these milestone payments have been sold to a third party. Our collaboration with Janssen was unchanged by these transactions, and we continue to be eligible to receive a royalty on future product sales in Janssen's commercial territories, including the European Union.

        We also have a collaboration with Mitsubishi Tanabe with respect to the development of telaprevir in Japan and specified other countries in the Far East. Mitsubishi Tanabe is conducting Phase 3 registration trials in Japan of telaprevir in combination with peg-IFN and RBV in approximately 300 patients with genotype 1 HCV. This registration program is fully enrolled. On July 30, 2009, we amended our license, development and commercialization agreement with Mitsubishi Tanabe. Under the amended agreement, we received $105.0 million in the third quarter of 2009, and will be eligible to receive further contingent milestone payments, which if realized would range between $15.0 million and $65.0 million in the aggregate. The amended agreement provides to Mitsubishi Tanabe a fully-paid license to commercialize telaprevir to treat HCV infection in Japan and specified other countries in the Far East, as well as rights to manufacture telaprevir for sale in its territory.

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

Financial Transactions Related to Potential Future Telaprevir Milestone Payments

        On September 30, 2009, we entered into two financial transactions related to potential future milestone payments pursuant to our collaboration with Janssen that resulted in aggregate payments to us of $155.0 million. Of the aggregate payments, we received $122.2 million on September 30, 2009 and $32.8 million on October 1, 2009. In the first transaction, we received $122.2 million in cash for the issuance of secured notes due October 2012, referred to as the 2012 Notes. The 2012 Notes have a face value of $155.0 million, were issued at a discount and do not carry an explicit interest rate. The 2012 Notes mature on October 31, 2012, subject to earlier mandatory redemption as specified milestone events under our Janssen collaboration relating to the filing, approval and launch of telaprevir in the European Union are achieved, if at all, prior to October 31, 2012. The 2012 Notes are secured by $155.0 million in potential telaprevir milestone payments we are eligible to receive from Janssen upon specified milestone events. In the second transaction, we received non-refundable payments totalling $32.8 million in cash for the sale of rights to $95.0 million of potential future milestone payments that we are eligible to receive from Janssen for the launch of telaprevir in the Europe Union.

Financing Strategy

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

        We expect that we will need additional capital in order to complete the development and commercialization of telaprevir while at the same time continuing the development of our other drug candidates. We may raise additional capital from public offerings or private placements of our securities or other methods of financing. We cannot be sure that any such financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, or at all, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs, including clinical trials, incur significant cash exit costs, or attempt to obtain funds through arrangements with collaborators or others that may require that we relinquish rights to certain of our technologies or drug candidates.

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. There were no material changes during the nine months ended September 30, 2009 to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2008. We have added a critical accounting policy regarding business combinations as a result of our acquisition of ViroChem in March 2009 and a critical accounting policy regarding the accounting for the September 2009 financial transactions, and have supplemented our critical accounting policy regarding up-front license fees.

Business Combinations

        In March 2009, we acquired ViroChem for $100.0 million in cash and common stock with a fair market value of $290.6 million. We assign the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed, on the basis of their fair values at the date of acquisition. For purposes of the condensed consolidated balance sheet, we allocated the purchase price for ViroChem to net tangible assets and intangible assets. The difference between the purchase price and the fair value of assets acquired and liabilities assumed was allocated to goodwill. This goodwill relates to the potential synergies from the possible development of combination therapies involving telaprevir and the acquired drug candidates. The allocations recorded on our condensed consolidated balance sheet included $525.9 million of intangible assets related to in-process research and development and a $162.5 million deferred tax liability.

        The intangible assets are in-process research and development assets relating to the drug candidates being developed by ViroChem, primarily VX-222 and VX-759, each of which was in Phase 1 clinical development at the date of acquisition. VX-222 and VX-759 had estimated fair values of $412.9 million and $105.8 million, respectively. In addition, we considered ViroChem's other clinical drug candidates and determined that VCH-286, ViroChem's lead HIV drug candidate, had an estimated fair value of $7.2 million, based on development costs through the acquisition date, and that the other clinical drug candidates had no fair value because the clinical and non-clinical data for those drug candidates did not support further development as of the acquisition date. We also considered ViroChem's preclinical programs and other technologies and determined that because of uncertainties related to the safety, efficacy and commercial viability of the potential drug candidates, market participants would not ascribe value to those assets.

        We assess the fair value of assets, including intangible assets such as in-process research and development, using a variety of methods, including present-value models that are based upon multiple probability-weighted scenarios involving the development and potential commercialization of the acquired drug candidates. The present-value models used to estimate the fair values of VX-222 and VX-759 reflect significant assumptions regarding the estimates a market participant would make in order to evaluate a drug development asset, including the probability of completing in-process research and development projects, which requires successfully completing clinical trials and obtaining regulatory approval for marketing of the associated drug candidate; estimates regarding the timing of and the expected costs to complete in-process research and development projects; estimates of future cash flows from potential product sales; and appropriate discount rates. The estimated fair value ascribed to VX-222 and VX-759 was based on the estimated fair value that would be ascribed to each of these compounds by a market participant that acquired both compounds in a single transaction. The assumed probability of advancing VX-222 and VX-759 through various phases of development reflects the understanding among market participants that most drug candidates that enter Phase 2 clinical trials are not ultimately approved for commercial sale. While, on the date of acquisition, each of the HCV polymerase inhibitors was at a similar stage of development, we attributed a significantly higher value to VX-222 than to VX-759 because the clinical and non-clinical data from the VX-222 research program was significantly more promising than the clinical and non-clinical data from the VX-759 research program. In addition, the fair value estimate incorporates our determination that a market participant would not be likely to continue development of VX-759 unless future data from clinical trials or non-clinical studies of VX-222 resulted in a delay or discontinuation of the VX-222 development program. Finally, while the duration and cost of non-clinical studies and clinical trials vary significantly over the life of a project and are difficult to predict, a market participant would assume that it would take several years to complete each phase of clinical trials for a drug candidate for the treatment of patients with HCV and that future cash flows, if any, would not be generated until a drug candidate had completed all required phases of clinical trials and had obtained regulatory approval. The risk-adjusted discount rate for each of these projects was approximately 28%.

        Initially, the in-process research and development assets were recorded at fair value and accounted for as indefinite-lived intangible assets. We will maintain each of these assets on our condensed consolidated balance sheets until either the research and development project underlying it is completed or the asset becomes impaired. If a project is completed, the carrying value of the related intangible asset would be amortized over the remaining estimated life of the asset. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset would be written down to its fair value and an impairment charge would be taken in the period in which the impairment occurs. In order to complete an acquired research and development project, the related drug candidate must be evaluated in later-stage clinical trials, which are subject to all of the risks and uncertainties associated with the development of pharmaceutical products. If the fair value of any of these drug candidates, and in particular VX-222, becomes impaired as the result of unfavorable safety or efficacy data from any ongoing or future clinical trial or because of any other information regarding the prospects of successfully developing or commercializing the drug candidate, we could incur significant charges in the period in which the impairment occurs. These intangible assets will be tested for impairment on an annual basis during the fourth quarter, or earlier if impairment indicators are present. Post-acquisition research and development expenses related to the in-process research and development projects will be expensed as incurred.

September 2009 Financial Transactions

        The two financial transactions that we entered into in September 2009 involved the issuance of the 2012 Notes, which are secured by $155.0 million of potential future telaprevir milestone payments that we are eligible to receive from Janssen, and the sale of $95.0 million in additional potential future telaprevir milestone payments that we are eligible to receive from Janssen. We sold the 2012 Notes, which have a face value of $155.0 million and do not carry an explicit interest rate, for $122.2 million. The 2012 Notes contain an embedded derivative related to their potential early repayment or redemption. The liability related to the separate sale of the potential $95.0 million in future milestone payments for $32.8 million is accounted for as a free-standing derivative instrument.

        In order to account for the 2012 Notes and the sale of the rights to the potential future milestone payments, we were required to estimate the fair value of the derivative embedded in the 2012 Notes and of the rights to the $95.0 million in potential future milestones. The models we used to estimate these fair values require estimates regarding, among other things, the assumptions a market participant would make regarding the timing and probability of achieving the milestones and the appropriate discount rates.

  2012 Notes

        The 2012 Notes have an estimated initial residual value of $108.2 million, which excludes the value of the embedded derivative. The embedded derivative associated with the 2012 Notes has an estimated fair value of $10.7 million. In future periods, we expect that we will record a quarterly interest expense determined using the effective interest rate method, which will increase the amount of the liability for our 2012 Notes each quarter by an amount corresponding to this interest expense through the stated maturity date, unless redeemed or repaid earlier. In addition, we will evaluate the embedded derivative for changes in fair value on at least a quarterly basis. We expect that the net expense related to the 2012 Notes that we will recognize based on interest expense and gains and losses on the embedded derivative over the period between October 1, 2009 and October 31, 2012 will equal $36.2 million, which is the difference between the $155.0 million face value of the 2012 Notes and the $118.8 million initial estimated value of the 2012 Notes, including the value of the embedded derivative, on the issuance date. However, the timing of these expenses or any gains will depend on a number of factors related to the probability and timing of achieving the relevant milestone events and discount rates and could result in material expenses or gains in any quarterly period.

  Sale of Potential Future Milestones

        The fair value of the free-standing derivative instrument created by the sale of the rights to the $95.0 million of future milestone payments was estimated to be $36.2 million. We will evaluate this free-standing derivative for changes in fair value on at least a quarterly basis. Any change in the value of this free-standing derivative will be recorded as a loss or gain in the period in which it becomes known. If these milestone events are achieved, we expect that we will recognize net expenses over the period between October 1, 2009 and the date the milestones are achieved equal to $58.8 million, which is the difference between the $95.0 million the purchaser would receive if all the milestone events are achieved and the fair value of the free-standing derivative on the issuance date. Because our estimate of the fair value of the free-standing derivative includes the application of a discount rate to reflect the time-value of money, we expect to record interest costs related to this liability balance each quarter. However, the timing of other expenses or any gains will depend on a number of factors related to the probability and timing of achieving the relevant milestone events and discount rates and could result in material expenses or gains in any quarterly period.

Up-front License Fees

        We recognize revenues from nonrefundable, up-front license fees related to collaboration agreements, including the $165.0 million we received from Janssen in 2006 and the $105.0 million we received from Mitsubishi Tanabe in the third quarter of 2009, on a straight-line basis over the contracted or estimated period of performance. The period of performance over which the revenues are recognized is typically the period over which the research and/or development is expected to occur. As a result, we often are required to make estimates regarding drug development and commercialization timelines for compounds being developed pursuant to a collaboration agreement. Because the drug development process is lengthy and our collaboration agreements typically cover activities over several years, this approach often has resulted in the deferral of significant amounts of revenue into future periods. In addition, we periodically evaluate our estimates in light of changes and anticipated changes in the development plans for our drug candidates and because of the many risks and uncertainties associated with the development of drug candidates, our estimates regarding the period of performance have changed in the past and may change in the future. Our estimates regarding the period of performance under the Janssen collaboration agreement were adjusted in 2007 and in the third quarter of 2009 as a result of changes in the global development plan for telaprevir, including activities that are expected to be conducted in the post-approval period. These adjustments were made on a prospective basis beginning in the period in which the change was identified. These adjustments resulted in a decrease in the amount of revenues we were recognizing from the Janssen collaboration by $2.6 million per quarter for the first adjustment and $1.1 million per quarter for the second adjustment. Any future adjustment in our estimates of the period of performance under our collaborations could result in substantial changes to the period over which the revenues from an up-front license fee related to each such collaboration are recognized. If we adjust our estimates as of October 1, 2009 to increase the period of performance under the Janssen agreement by one year, it would result in a decrease in the amount of deferred revenues we recognize from our Janssen collaboration of approximately $0.8 million per quarter beginning in the fourth quarter of 2009.

Results of Operations—Three and Nine Months Ended September 30, 2009 Compared with Three and Nine Months Ended September 30, 2008

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008			2009	2008
	(in thousands)				(in thousands)
Revenues	$24,957	$31,609	$(6,652)	(21)%	$68,000	$142,693	$(74,693)	(52)%
Costs and expenses	173,190	162,237	10,953	7%	535,293	463,538	71,755	15%
Other income (expense)	(1,332)	584	(1,916)	n/a	(16,241)	3,326	(19,567)	n/a
Net loss	$(149,565)	$(130,044)	$19,521	15%	$(483,534)	$(317,519)	$166,015	52%

Net Loss

        In the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, our net loss increased by $19.5 million, or 15%. In the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, our net loss increased by $166.0 million, or 52%. The increases in net loss in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 were the result of significant increases in costs and expenses combined with decreases in our revenues. Our lower revenues in the three and nine months ended September 30, 2009 were primarily the result of milestone payments that we recognized in the 2008 periods for which there were no corresponding milestone payments in 2009 periods. The increased expenses included increased operating expenses related to the increased size of our workforce and to our late-stage clinical programs and increased stock-based compensation expense. In addition, in the second quarter of 2009, we had a $12.3 million non-cash expense on the exchange of a portion of the 2013 Notes into our common stock and in the first half of 2009 we had $7.8 million of acquisition-related expenses from our acquisition of ViroChem and additional expenses related to our management transition.

Net Loss per Share

        Our net loss for the three months ended September 30, 2009 was $0.84 per basic and diluted common share compared to $0.93 per basic and diluted common share for the three months ended September 30, 2008. Our net loss for the nine months ended September 30, 2009 was $2.86 per basic and diluted common share compared to $2.30 per basic and diluted common share for the nine months ended September 30, 2008. The decrease in net loss per common share in the third quarter of 2009 compared to the third quarter of 2008 was the result of an increase in the basic and diluted weighted-average number of common shares outstanding in the third quarter of 2009 compared to the third quarter of 2008 partially offset by an increased net loss in the third quarter of 2009 compared to the third quarter of 2008. The increase in net loss per common share in the nine months ended September 30, 2009 compared to the same period in 2008 was the result of the increased net loss in the nine months ended September 30, 2009 partially offset by an increase in the basic and diluted weighted-average number of common shares outstanding in 2009. The increases in the weighted-average number of common shares outstanding in 2009 were primarily the result of the equity offerings in September 2008 and February 2009, the issuance of shares for our acquisition of ViroChem in March 2009 and the issuance of shares in the debt exchange we conducted in June 2009. Our basic and diluted weighted-average number of common shares outstanding increased from 140.1 million in the three months ended September 30, 2008 to 178.7 million in the three months ended September 30, 2009 and from 137.8 million in the nine months ended September 30, 2008 to 169.1 million in the nine months ended September 30, 2009.

Stock-based Compensation, Restructuring and Acquisition-related Expenses and 2013 Note Exchange

        The comparison of our costs and expenses in the 2009 periods and the 2008 periods is affected by increases in our stock-based compensation expense and our restructuring expense as well as expenses related to our acquisition of ViroChem in March 2009, and the exchange of a portion of the 2013 Notes into our common stock in June 2009. Our costs and expenses in the three and nine months ended September 30, 2009 and 2008 included:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Stock-based compensation expense	$20,134	$14,485	$68,996	$44,150
Restructuring expense	774	885	4,283	2,683
Acquisition-related expenses	—	—	7,793	—
Loss on exchange of a portion of the 2013 Notes	—	—	12,294	—

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008			2009	2008
	(in thousands)				(in thousands)
Royalty revenues	$7,834	$7,763	$71	1%	$19,891	$28,355	$(8,464)	(30)%
Collaborative and other research and development revenues	17,123	23,846	(6,723)	(28)%	48,109	114,338	(66,229)	(58)%

Total revenues	$24,957	$31,609	$(6,652)	(21)%	$68,000	$142,693	$(74,693)	(52)%

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

  Collaborative and Other Research and Development Revenues

        The table presented below is a summary of revenues from collaborative arrangements for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Janssen	$10,232	$15,239	$40,157	$98,725
Mitsubishi Tanabe	6,891	2,129	7,734	7,889
Merck	—	6,000	—	6,000
Other	—	478	218	1,724

Total collaborative and other research and development revenues	$17,123	$23,846	$48,109	$114,338

        Our revenues from the Janssen collaboration in each period consist of:

  •
  development milestone payments, if any, recognized in the period;

  •
  net reimbursements from Janssen for development costs of telaprevir; and

  •
  an amortized portion of the $165.0 million up-front payment.

        The $5.0 million, or 33%, decrease in our revenues from Janssen in the third quarter of 2009 compared to the third quarter of 2008 was primarily the result of our decreased reimbursable expenses related to the telaprevir clinical development program. The $58.6 million, or 59%, decrease in our revenues from Janssen in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily the result of a decrease in milestone payments from our Janssen collaboration. We recognized a total of $55.0 million in milestone payments in the nine months ended September 30, 2008 for which there were no corresponding milestone payments in the nine months ended September 30, 2009. In the third quarter of 2009, we entered into two financial transactions related to $250.0 million in potential future milestone payments associated with the regulatory filing and approval for telaprevir from the European Medicines Evaluation Agency and the launch of telaprevir in the European Union. We expect that, when and if earned, these milestones will result in collaborative revenues of which the proceeds from the first $155.0 million would be used to redeem the 2012 Notes and the remaining $95.0 million would be provided to the purchaser of these milestone payments.

        In the three months ended September 30, 2009, our collaborative revenues from sources other than Janssen related primarily to our collaboration with Mitsubishi Tanabe. On July 30, 2009, we entered into an amendment to our license, development and commercialization agreement with Mitsubishi Tanabe that provided for a $105.0 million payment in connection with the execution of the amendment. This payment was initially classified as deferred revenues and is being recognized over our expected period of performance. In the three months ended September 30, 2009, we recognized a total of $6.9 million of revenues from Mitsubishi Tanabe, including the amortized portion of the $105.0 million upfront payment. In the three months ended September 30, 2008, our collaborative revenue from sources other than Janssen related primarily to the $6.0 million milestone we achieved pursuant to our collaboration with Merck for which there was no corresponding milestone payment in the three months ended September 30, 2009.

Royalty Revenues

        Our royalty revenues relate to sales of the HIV protease inhibitors Lexiva/Telzir and Agenerase by GlaxoSmithKline plc. Until May 30, 2008, these royalty revenues were based on actual and estimated worldwide net sales of Lexiva/Telzir and Agenerase. On May 30, 2008, we sold our right to receive future royalties from GlaxoSmithKline plc with respect to these HIV protease inhibitors, excluding the portion allocated to pay a subroyalty on these net sales to a third party, in return for a one-time cash payment of $160.0 million. We deferred the recognition of $155.1 million of revenues from this sale. We are recognizing these deferred revenues over the term of our agreement with GlaxoSmithKline plc under the units-of-revenue method. We will also continue to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

        Our royalty revenues were $7.8 million in both the third quarter of 2009 and the third quarter of 2008. The $8.5 million, or 30%, decrease in royalty revenues in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 resulted primarily from this sale of our future HIV royalties in the second quarter of 2008. In 2009, we expect that we will continue to recognize as royalty revenues a portion of the remaining deferred revenues from the sale of our HIV royalty stream plus the full amount of the third-party subroyalty.

Costs and Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008			2009	2008
	(in thousands)				(in thousands)
Royalty expenses	$3,712	$4,194	$(482)	(11)%	$10,555	$11,471	$(916)	(8)%
Research and development expenses	132,132	131,728	404	0%	415,044	377,574	37,470	10%
Sales, general and administrative expenses	36,572	25,430	11,142	44%	97,618	71,810	25,808	36%
Restructuring expense	774	885	(111)	(13)%	4,283	2,683	1,600	60%
Acquisition-related expenses	—	—	—	n/a	7,793	—	7,793	n/a

Total costs and expenses	$173,190	$162,237	$10,953	7%	$535,293	$463,538	$71,755	15%

        Our operating costs and expenses primarily relate to our research and development expenses and our sales, general and administrative expenses. Our research and development expenses fluctuate on a quarterly basis due to the timing of activities related to the development of clinical drug candidates. Our sales, general and administrative expenses generally have been increasing as a result of expanding our commercial capabilities in preparation for the potential commercial launch of telaprevir.

  Research and Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008			2009	2008
	(in thousands)				(in thousands)
Research expenses	$42,663	$41,567	$1,096	3%	$129,418	$123,382	$6,036	5%
Development expenses	89,469	90,161	(692)	(1)%	285,626	254,192	31,434	12%

Total research and development expenses	$132,132	$131,728	$404	0%	$415,044	$377,574	$37,470	10%

        Our total research and development expenses were similar in the third quarter of 2009 and the third quarter of 2008 as increases in the expenses related to our workforce were offset by decreases in third-party contractual services and investment in commercial supply of telaprevir. The $37.5 million increase in our total research and development expenses in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily the result of increases in expenses related to our workforce.

        Our research and development expenses include internal and external costs incurred for our drug candidates, including telaprevir and VX-770. We do not assign to individual drug candidates our internal costs such as salary and benefits, stock-based compensation expense, laboratory supplies and infrastructure costs because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are significantly greater than our external costs, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we do allocate by individual drug development program. All research and development costs for our drug candidates are expensed as incurred.

        To date, we have incurred in excess of $3.2 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.

        Our lead drug candidate telaprevir represents the largest portion of our development costs for our clinical drug candidates. Based on the completion of enrollment of our Phase 3 clinical trials of telaprevir in February 2009, we anticipate that our ongoing Phase 3 clinical trials will be completed in mid-2010, but that development costs associated with other clinical trials of telaprevir may continue after the completion of the registration trials. If we are able to successfully commercialize telaprevir in accordance with current development timelines, we anticipate revenues and cash flows from the sales of telaprevir to commence in 2011. Our other drug candidates are less advanced and as a result any estimates regarding development timelines for these drug candidates are highly subjective and subject to change, and we cannot at this time make a meaningful estimate when, if ever, these drug candidates, including the drug candidates we acquired from ViroChem, will generate revenues and cash flows.

  Research Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008			2009	2008
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$16,631	$14,372	$2,259	16%	$46,751	$41,287	$5,464	13%
Stock-based compensation expense	5,152	4,660	492	11%	18,757	14,288	4,469	31%
Laboratory supplies and other direct expenses	6,266	5,792	474	8%	20,549	18,120	2,429	13%
Contractual services	1,498	1,683	(185)	(11)%	3,844	6,232	(2,388)	(38)%
Infrastructure costs	13,116	15,060	(1,944)	(13)%	39,517	43,455	(3,938)	(9)%

Total research expenses	$42,663	$41,567	$1,096	3%	$129,418	$123,382	$6,036	5%

        The $1.1 million and $6.0 million increases in total research expenses in the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008 were the result of increased expenses related to our workforce partially offset by decreased contractual services and infrastructure costs.

  Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008			2009	2008
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$26,963	$20,878	$6,085	29%	$73,399	$57,034	$16,365	29%
Stock-based compensation expense	7,896	6,763	1,133	17%	32,185	21,104	11,081	53%
Laboratory supplies and other direct expenses	6,996	7,483	(487)	(7)%	20,819	22,684	(1,865)	(8)%
Contractual services	25,526	28,214	(2,688)	(10)%	88,703	81,800	6,903	8%
Commercial supply investment in telaprevir	4,179	6,461	(2,282)	(35)%	14,290	15,268	(978)	(6)%
Infrastructure costs	17,909	20,362	(2,453)	(12)%	56,230	56,302	(72)	0%

Total development expenses	$89,469	$90,161	$(692)	(1)%	$285,626	$254,192	$31,434	12%

        Our development expenses decreased by $0.7 million in the third quarter of 2009 compared to the third quarter of 2008 primarily because increases in expenses related to our workforce were offset by decreases in our other development expenses as external expenses related to the registration program for telaprevir decreased. Our development expenses increased in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily as a result of increased expenses related to our workforce. The number of employees in our development group increased by approximately 15% from the third quarter of 2008 to the third quarter of 2009 and by approximately 19% from the first nine months of 2008 compared to the first nine months of 2009. Our contractual services expenses, which fluctuate significantly from quarter to quarter based on the timing of activities related to our clinical trials, decreased in the third quarter of 2009 compared to the third quarter of 2008, but increased in the first nine months of 2009 compared to the first nine months of 2008. We expect our contractual services expenses to continue to fluctuate significantly because as the contractual services costs associated with our telaprevir registration program decrease we expect the contractual services costs associated with our other drug development candidates will increase.

  Sales, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2009	2008			2009	2008
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$36,572	$25,430	$11,142	44%	$97,618	$71,810	$25,808	36%

        The increases in sales, general and administrative expenses in the three and nine months ended September 30, 2009 compared to the same periods in 2008 are the result of increased headcount as we advance our drug candidates, particularly telaprevir, into late-stage development and prepare for the potential commercial launch of telaprevir. In the three months ended September 30, 2009 and 2008, our sales, general and administrative expenses included $7.1 million and $3.1 million, respectively, of stock-based compensation expense. In the nine months ended September 30, 2009 and 2008, our sales, general and administrative expenses included $18.1 million and $8.8 million, respectively, of stock-based compensation expense.

  Royalty Expenses

        Royalty expenses decreased in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008. Royalty expenses primarily relate to a subroyalty payable to a third party on net sales of Lexiva/Telzir and Agenerase. The subroyalty results in both a royalty expense and corresponding royalty revenues. We expect to continue to recognize this subroyalty as an expense in future periods.

  Restructuring Expense

        We recorded restructuring expense of $0.8 million for the three months ended September 30, 2009 compared to $0.9 million for the three months ended September 30, 2008. We recorded restructuring expense of $4.3 million for the nine months ended September 30, 2009 compared to $2.7 million for the nine months ended September 30, 2008. The restructuring expense in all periods includes imputed interest cost related to the restructuring liability associated with our Kendall Square lease. The increase in restructuring expense for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 was primarily the result of a revision, in the first quarter of 2009, of certain key estimates and assumptions about facility operating costs for the remaining period of the lease commitment, for which there was no corresponding revision in the nine months ended September 30, 2008. The lease restructuring liability was $33.4 million as of September 30, 2009.

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

  Acquisition-related Expenses

        We incurred $7.8 million of expenses in the nine months ended September 30, 2009, all in the first quarter, in connection with our acquisition of ViroChem, including $5.7 million in transaction expenses and $2.1 million related to a restructuring of ViroChem's operations that we undertook in March 2009 in order to focus ViroChem's activities on its HCV assets. We did not have corresponding acquisition-related expenses in the nine months ended September 30, 2008.

Non-operating Items—Other Income (Expense)

        Interest income decreased by $3.8 million, or 86%, to $0.6 million for the three months ended September 30, 2009 from $4.4 million for the three months ended September 30, 2008. Interest income decreased by $8.2 million, or 64%, to $4.7 million for the nine months ended September 30, 2009 from $12.9 million for the nine months ended September 30, 2008. The decrease was a result of lower portfolio yields during the 2009 periods as compared to the 2008 periods. Our cash, cash equivalents and marketable securities yielded approximately 0% on an annual basis in the third quarter of 2009 compared to approximately 2% on an annual basis in the third quarter of 2008.

        Interest expense decreased by $1.9 million, or 49%, to $1.9 million for the three months ended September 30, 2009 from $3.8 million for the three months ended September 30, 2008. Interest expense was $8.6 million and $9.6 million, respectively, for the nine months ended September 30, 2009 and 2008. We recorded interest expense of $2.1 million on the $143.5 million in aggregate principal amount of 2013 Notes that were exchanged in June 2009 through the date on which we entered into the exchange agreements with respect to such 2013 Notes. Our outstanding principal amount of 2013 Notes decreased from $287.5 million on March 31, 2009 to $144.0 million on September 30, 2009. In future periods, we expect that we will incur interest expense related to the 2012 Notes that we issued in September 2009 and potential gains or losses on the embedded derivative related to the 2012 Notes and the free-standing derivative related to the sale of the potential future milestones.

        In the nine months ended September 30, 2009, we incurred a non-cash charge of $12.3 million in connection with the exchange of $143.5 million in aggregate principal amount of the 2013 Notes for 6.6 million newly-issued shares of our common stock. The charge related to the additional approximately 400,000 shares of common stock that we issued in excess of the number of shares of common stock into which such 2013 Notes were convertible prior to the exchange.

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

        At September 30, 2009, we had cash, cash equivalents and marketable securities of $856.6 million, which was an increase of $24.5 million from $832.1 million at December 31, 2008. The increase was primarily the result of financing activities, financial transactions and payments from collaborators that occurred in the nine months ended September 30, 2009, including $313.3 million of net proceeds from the offering of common stock that we completed in February 2009, $122.2 million of gross proceeds that we received from a third party in September 2009 for the sale of our 2012 Notes, the $105.0 million payment we received from Mitsubishi Tanabe in the third quarter of 2009 and $25.0 million from the issuance of common stock under our employee benefits plans. These cash inflows were offset by cash expenditures we made in the nine months ended September 30, 2009 related to, among other things, research and development expenses and sales, general and administrative expenses, $100.0 million in cash that we paid for ViroChem, and the timing of payments to our vendors. Capital expenditures for property and equipment during the nine months ended September 30, 2009 were $15.9 million.

        During the nine months ended September 30, 2009, we reduced the aggregate principal amount of our 2013 Notes outstanding from $287.5 million to $144.0 million. The 2013 Notes bear interest at the rate of 4.75% per annum, and we are required to make semi-annual interest payments on the outstanding principal balance of the 2013 Notes on February 15 and August 15 of each year. The 2013

Notes will mature on February 15, 2013. The 2013 Notes are convertible, at the option of the holder, into our common stock at a price equal to approximately $23.14 per share, subject to adjustment. On or after February 15, 2010, we may redeem the 2013 Notes at our option, in whole or in part, at the redemption prices stated in the indenture related to the 2013 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

        As a result of a financial transaction entered into on September 30, 2009, we have outstanding $155.0 million in aggregate principal amount of 2012 Notes that mature on October 31, 2012, subject to earlier mandatory redemption as specified milestone events under our collaboration with Janssen are achieved, if at all, prior to October 31, 2012. In addition, on September 30, 2009, we sold our rights to receive an additional $95.0 million of potential future milestone payments that we are eligible to receive from Janssen for the launch of telaprevir in the Europe Union. As a result of these transactions, the $250.0 million of potential milestone payments from Janssen related to the filing, approval and launch of telaprevir in the European Union will not provide us with liquidity in the future, if and when earned, except to the extent that they provide for the mandatory redemption of $155.0 million in principal amount of our 2012 Notes.

        Our accrued restructuring expense of $33.4 million at September 30, 2009 relates to the portion of the facility that we lease in Kendall Square that we do not intend to occupy and includes other related lease obligations, recorded at net present value. In the nine months ended September 30, 2009, we made cash payments of $11.5 million against the accrued expense and received $6.5 million in sublease rental payments. During the fourth quarter of 2009, we expect to make additional cash payments of $3.7 million against the accrued expense and receive $2.0 million in sublease rental payments.

        We expect to continue to make significant investments in our development pipeline, particularly in clinical trials of telaprevir, in our effort to prepare for potential registration, regulatory approval and commercial launch of telaprevir, and in clinical trials for our other drug candidates, including VX-770, VX-809, VX-222 and VX-509. We also expect to maintain our substantial investment in research. As a result, we expect to incur future losses on a quarterly and annual basis. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our drug candidates and our decisions regarding manufacturing and commercial investments.

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

Contractual Commitments and Obligations

        Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission, or SEC, on

February 17, 2009. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K, except that:

  •
  As a result of the exchanges of $143.5 million of our outstanding 2013 Notes for 6.6 million newly-issued shares of our common stock in June 2009, the principal amount on the 2013 Notes that we are obligated to repay in 2013 has been reduced to $144.0 million from $287.5 million. In addition, the interest payments on the 2013 Notes we are obligated to make in 2010, 2011, 2012 and 2013 have been reduced by $6.8 million, $6.8 million, $6.8 million and $3.4 million, respectively; and

  •
  As a result of our September 2009 financial transactions, we are obligated to pay $155.0 million in October 2012 to retire the 2012 Notes. As specified milestone events under our Janssen collaboration relating to the filing, approval and launch of telaprevir in the European Union are achieved, if at all, prior to October 31, 2012, we will be required to redeem the portion of the 2012 Notes equal to each milestone payment as each such milestone payment is earned under the Janssen collaboration, until the 2012 Notes are redeemed in full. The holders of the 2012 Notes will have the right to cause the repurchase all or any part of the 2012 Notes at 100% of the principal amount of the 2012 Notes to be repurchased if we experience a change of control.

Recent Accounting Pronouncements

        Refer to Note 17, "Recent Accounting Pronouncements," in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of September 30, 2009 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        We completed two financial transactions on September 30, 2009 that involved the issuance of the 2012 Notes and a sale of potential future milestone payments. The accounting for these two transactions is material to our financial position as of September 30, 2009 and we believe the internal controls and procedures relating to the accounting for the derivatives resulting from the transactions have a material effect on our internal control over financial reporting. See Note 13, "September 2009 Financial Transactions", to our unaudited condensed consolidated financial statements contained in this Quarterly Report for further details on these transactions.

        We have expanded our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under this act to include current and on-going accounting for these derivatives. Except for the accounting for these derivatives, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

  •
  our expectations regarding clinical trials, development timelines and regulatory authority filings for telaprevir, VX-770, VX-809, VX-509, VX-222 and other drug candidates under development by us and our collaborators including our intention to submit an NDA for telaprevir in the United States in the second half of 2010;

  •
  our expectations regarding the number of patients that will be evaluated, the trial design that will be utilized, and the expected date by which SVR data, interim data and/or final data will be available and/or publicly announced for our ADVANCE, REALIZE and ILLUMINATE trials, the other ongoing or planned clinical trials of telaprevir, the ENDEAVOR registration program for VX-770, including the STRIVE, ENVISION and DISCOVER trials, the planned and ongoing clinical trials of VX-809, VX-222 and VX-509, and the clinical trial being conducted by Merck;

  •
  expectations regarding the amount of, timing of and trends with respect to our revenues, the costs and expenses and other gains and losses, including those related to the intangible assets associated with the ViroChem acquisition and to the liabilities we recorded in connection with the financial transactions that we entered into in September 2009;

  •
  our belief that if we are able to successfully commercialize telaprevir in accordance with current development timelines, we will begin receiving cash flows from the sale of telaprevir in 2011;

  •
  the data that will be generated by ongoing and planned clinical trials, and the ability to use that data for the design and initiation of further clinical trials and to support regulatory filings, including potentially applications for marketing approval for telaprevir and VX-770;

  •
  our plan to begin clinical evaluation of novel combination regimens of telaprevir with VX-222 as early as the fourth quarter of 2009 and the possibility that we will begin evaluation of combination regimens of VX-770 and VX-809 in patients with CF in the second half of 2010;

  •
  our expectation that we will conduct several significant clinical trials that we believe will provide meaningful information regarding a number of our earlier-stage drug candidates;

  •
  our expectations regarding the future market demand and medical need for telaprevir and our other drug candidates;

  •
  our beliefs regarding the support provided by clinical trials and preclinical and nonclinical studies of our drug candidates for further investigation, clinical trials or potential use as a treatment of those drug candidates;

  •
  our ability to successfully market telaprevir and VX-770 or any of our other drug candidates if we are able to obtain regulatory approval;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of publicly announced Plans or Programs	Maximum Number of Shares that may yet be purchased under publicly announced Plans or Programs
July 1, 2009 to July 31, 2009	12,177	$0.01	—	—
August 1, 2009 to August 31, 2009	11,316	$0.01	—	—
September 1, 2009 to September 30, 2009	9,418	$0.01	—	—

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

Item 6.    Exhibits

Exhibit No.	Description
4.1	Indenture dated as of September 30, 2009 by and between Vertex Pharmaceuticals Incorporated and U.S. Bank National Association, as trustee and collateral agent.†
4.2	Secured Note due 2012.
10.1	License, Development and Commercialization Agreement between Mitsubishi Tanabe Pharma Corporation and Vertex Pharmaceuticals Incorporated, dated June 11, 2004.†
10.2	Second Amendment dated July 30, 2009 to License, Development and Commercialization Agreement between Mitsubishi Tanabe Pharma Corporation and Vertex Pharmaceuticals Incorporated.†
10.3	Note Purchase Agreement dated September 30, 2009 by and between Vertex Pharmaceuticals Incorporated and Olmsted Park S.A.†
10.4	Security Agreement dated September 30, 2009 between Vertex Pharmaceuticals Incorporated and U.S. Bank National Association, as collateral agent.†
10.5	Purchase Agreement Regarding Milestone #9 dated September 30, 2009 by and between Vertex Pharmaceuticals Incorporated and Olmsted Park S.A.†
10.6	Purchase Agreement Regarding Milestone #10 dated September 30, 2009 by and between Vertex Pharmaceuticals Incorporated and Olmsted Park S.A.†
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†
Confidential portions of this exhibit have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2009	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)