Form 10-Q
period 2010-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2010-05-03
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share Class	202,202,912 Outstanding at April 22, 2010

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

        "We," "us," "Vertex" and the "Company" as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.

        "Vertex" is a registered trademark of Vertex. "Lexiva," "Telzir" and "Agenerase" are registered trademarks of GlaxoSmithKline plc. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I. Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$396,547	$446,658
Marketable securities, available for sale	696,136	838,255
Accounts receivable	7,876	9,601
Prepaid expenses and other current assets	26,209	12,512

Total current assets	1,126,768	1,307,026

Restricted cash	30,313	30,313
Property and equipment, net	58,109	62,279
Intangible assets	518,700	518,700
Goodwill	26,102	26,102
Other assets	10,310	11,068

Total assets	$1,770,302	$1,955,488

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$29,121	$36,989
Accrued expenses and other current liabilities	92,234	118,753
Accrued interest	—	571
Deferred revenues, current portion	69,575	74,956
Accrued restructuring expense, current portion	6,334	6,316
Convertible senior subordinated notes (due February 2013)	—	32,071
Other obligations	14,276	15,227

Total current liabilities	211,540	284,883

Accrued restructuring expense, excluding current portion	26,999	27,701
Secured notes (due October 2012)	125,316	121,765
Liability related to sale of potential future milestone payments	39,376	38,207
Deferred revenues, excluding current portion	215,488	225,575
Deferred tax liability	160,278	160,278
Other liabilities	693	733

Total liabilities	779,690	859,142

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at March 31, 2010 and December 31, 2009; 202,122,797 and 199,955,023 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2,002	1,982
Additional paid-in capital	3,844,744	3,784,787
Accumulated other comprehensive loss	(1,080)	(640)
Accumulated deficit	(2,855,054)	(2,689,783)

Total stockholders' equity	990,612	1,096,346

Total liabilities and stockholders' equity	$1,770,302	$1,955,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenues:
Royalty revenues	$6,407	$6,140
Collaborative revenues	16,022	17,839

Total revenues	22,429	23,979
Costs and expenses:
Royalty expenses	3,367	3,576
Research and development expenses	143,012	143,581
Sales, general and administrative expenses	35,552	28,520
Restructuring expense	780	2,402
Acquisition-related expenses	—	7,793

Total costs and expenses	182,711	185,872

Loss from operations	(160,282)	(161,893)
Interest income	455	2,599
Interest expense	(3,955)	(3,378)
Change in fair value of derivative instruments	(1,489)	—

Net loss	$(165,271)	$(162,672)

Basic and diluted net loss per common share	$(0.83)	$(1.04)

Basic and diluted weighted-average number of common shares outstanding	198,935	155,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(165,271)	$(162,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	7,584	7,164
Stock-based compensation expense	19,333	22,277
Other non-cash based compensation expense	1,412	1,170
Secured notes (due 2012) discount amortization expense	3,231	—
Change in fair value of derivative instruments	1,489	—
Loss on disposal of property and equipment	22	2,056
Changes in operating assets and liabilities, excluding the effect of an acquisition:
Accounts receivable	1,714	6,785
Prepaid expenses and other current assets	(13,667)	(3,254)
Accounts payable	(7,964)	(29,575)
Accrued expenses and other liabilities	(27,762)	(18,303)
Accrued restructuring expense	(684)	747
Accrued interest	(431)	(3,642)
Deferred revenues	(15,468)	(8,312)

Net cash used in operating activities	(196,462)	(185,559)
Cash flows from investing activities:
Purchases of marketable securities	(42,022)	—
Sales and maturities of marketable securities	184,274	174,006
Payment for the acquisition of ViroChem, net of cash acquired	—	(87,422)
Expenditures for property and equipment	(3,110)	(6,579)
(Increase) decrease in other assets	(380)	172

Net cash provided by investing activities	138,762	80,177
Cash flows from financing activities:
Issuances of common stock from employee benefit plans	7,664	5,418
Issuances of common stock from stock offerings, net	—	313,250
Debt conversion costs	(22)	—

Net cash provided by financing activities	7,642	318,668
Effect of changes in exchange rates on cash	(53)	(202)

Net (decrease) increase in cash and cash equivalents	(50,111)	213,084
Cash and cash equivalents—beginning of period	446,658	389,115

Cash and cash equivalents—end of period	$396,547	$602,199

Supplemental disclosure of cash flow information:
Cash paid for interest	$761	$6,828
Conversion of convertible subordinated notes for common stock	$32,071	$—
Accrued interest offset to additional paid-in capital on conversion of convertible subordinated notes	$140	$—
Unamortized debt issuance costs of converted convertible subordinated notes offset to additional paid-in capital	$624	$—
Fair value of common stock issued to acquire ViroChem	$—	$290,557

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements

(unaudited)

A. Basis of Presentation

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2010 and 2009.

        The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year, although the Company expects to incur a substantial loss for the year ending December 31, 2010. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 that was filed with the Securities and Exchange Commission on February 19, 2010.

B. Accounting Policies

Basic and Diluted Net Loss per Common Share

        Basic net loss per common share is based upon the weighted-average number of common shares outstanding during the period, excluding restricted stock and restricted stock units that have been issued but are not yet vested. Diluted net loss per common share is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and vesting of unvested restricted stock and restricted stock units. Common equivalent shares have not been included in the net loss per common share calculations because the effect would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At March 31,
	2010	2009
	(in thousands, except per share amounts)
Stock options	21,088	18,612
Weighted-average exercise price (per share)	$32.11	$29.83
Convertible notes	—	12,425
Conversion price (per share)	n/a	$23.14
Unvested restricted stock and restricted stock units	1,904	2,268

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

Stock-based Compensation Expense

        The Company expenses the fair value of employee stock options and other forms of stock-based employee compensation over the associated employee service period or, for awards with market conditions, the derived service period. For awards with performance conditions, the Company makes estimates regarding the likelihood of satisfaction of the performance conditions that affect the period over which the expense is recognized. Compensation expense is determined based on the fair value of the award at the grant date, including estimated forfeitures, and is adjusted to reflect actual forfeitures and the outcomes of certain market and performance conditions. Please refer to Note C, "Stock-based Compensation Expense," for further information.

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

        The Company's collaborators funded portions of the Company's research and development programs related to specific drug candidates and research targets, including telaprevir, in the three months ended March 31, 2010 and 2009. The Company's collaborative revenues, including amortization of up-front license fees received in prior periods, were $16.0 million and $17.8 million, respectively, for the three months ended March 31, 2010 and 2009. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were $36.6 million and $49.1 million, respectively, for the three months ended March 31, 2010 and 2009.

Restructuring Expense

        The Company records costs and liabilities associated with exit and disposal activities based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free discount rate applied in the initial period. Liabilities are evaluated and adjusted as appropriate for changes in circumstances at least on a quarterly basis. Please refer to Note H, "Restructuring Expense," for further information.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

Revenue Recognition

  Collaborative Arrangements

        The Company's revenues are generated primarily through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payment to the Company of one or more of the following: nonrefundable, up-front license fees; funding of research and/or development efforts, including manufacturing services; milestone payments; and royalties on product sales.

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

  •
  In those circumstances where collection of a substantive milestone payment is reasonably assured and the Company has remaining obligations to perform under the collaboration arrangement, but the Company does not have sufficient evidence of the fair value of its remaining obligations, management considers the milestone payment and the remaining obligations under the contract as a single unit of accounting. If the collaboration does not require specific deliverables at specific times or at the end of the contract term, but rather, the Company's obligations are satisfied over a period of time, substantive milestone payments are recognized over the period of performance. This typically results in a portion of the milestone payment being recognized as revenue on the date the milestone is achieved equal to the applicable percentage of the performance period that has elapsed as of the date the milestone is achieved, with the balance being deferred and recognized over the remaining period of performance.

        At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

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

  Sale of Future Royalties

        In the circumstance where the Company has sold its rights to future royalties under a license agreement and also maintains continuing involvement in the royalty arrangement (but not significant continuing involvement in the generation of the cash flows due to the purchaser of the future royalty rights), the Company defers recognition of the proceeds it receives for the royalty stream and recognizes these deferred revenues over the life of the license agreement. The Company recognizes these deferred revenues pursuant to the units-of-revenue method. Under this method, the amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the royalty payments due to the purchaser for the period by (2) the ratio of the remaining deferred revenue amount to the total estimated remaining royalty payments due to the purchaser over the term of the agreement.

Financial Transaction Expenses

        Issuance costs incurred to complete the Company's convertible senior subordinated note offering and the financial transactions that the Company entered into in September 2009 are deferred and included in other assets on the Company's condensed consolidated balance sheets. The issuance costs are amortized using the effective interest rate method over the term of the related debt or financial instrument. The amortization expense related to the issuance costs is included in interest expense on the condensed consolidated statements of operations.

        The Company defers direct and incremental costs associated with the sale of its rights to future royalties. These costs are included in other assets on the Company's condensed consolidated balance sheets and are amortized in the same manner and over the same period during which the related deferred revenues are recognized as royalty revenues. The amortization expense related to these transaction expenses is included in royalty expenses on the condensed consolidated statements of operations.

        Expenses incurred in connection with common stock issuances are recorded as an offset to additional paid-in capital on the condensed consolidated balance sheets.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

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

Derivative Instruments and Embedded Derivatives

        The Company has entered into financial transactions involving a free-standing derivative instrument and embedded derivatives. These financial transactions include arrangements involving convertible notes, secured notes and the sale of potential future milestone payments. The embedded derivatives are required to be bifurcated from the host instruments because the derivatives are not clearly and closely related to the host instruments. The Company determines the fair value of each derivative instrument or embedded derivative on the date of issuance. The estimates of the fair value of these derivatives, particularly with respect to derivatives related to the achievement of milestones in the development of specific drug candidates, include significant assumptions regarding the estimates market

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

participants would make in order to evaluate the derivative. Changes in the fair value of these derivatives are evaluated on a quarterly basis. Please refer to Note L, "September 2009 Financial Transactions," for further information.

C. Stock-based Compensation Expense

        The Company issues stock options, restricted stock and restricted stock units with service conditions, which are generally the vesting periods of the awards. The Company also issues, to certain members of senior management, restricted stock and restricted stock units that vest upon the earlier of the satisfaction of (i) a market or performance condition or (ii) a service condition, and stock options that vest upon the earlier of the satisfaction of (1) performance conditions or (2) a service condition. The Company also issues shares pursuant to an employee stock purchase plan ("ESPP").

        The effect of stock-based compensation expense during the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$13,468	$16,157
Restricted stock and restricted stock units	4,747	4,757
ESPP share issuances	1,118	1,363

Total stock-based compensation expense included in net loss	$19,333	$22,277

Stock-based compensation expense by line item:
Research and development expenses	$14,320	$17,352
Sales, general and administrative expenses	5,013	4,925

Total stock-based compensation expense included in net loss	$19,333	$22,277

        The stock-based compensation expense for the three months ended March 31, 2009 included $4.7 million related to accelerated vesting and the modification of stock options and $0.7 million related to accelerated vesting of restricted stock awards in connection with Dr. Joshua Boger's transition arrangement.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Stock-based Compensation Expense (Continued)

        The following table sets forth the unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 31, 2010 by type of award and the weighted-average period over which that expense is expected to be recognized for the Company's stock options, restricted stock and ESPP share issuances:

	As of March 31, 2010
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$135,098	3.16
Restricted stock and restricted stock units	42,182	2.84
ESPP share issuances	1,178	0.45

D. Marketable Securities

        A summary of cash, cash equivalents and marketable securities is shown below:

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents
Cash and money market funds	$295,547	$—	$—	$295,547
Government-sponsored enterprise securities	100,997	3	—	101,000

Total cash and cash equivalents	$396,544	$3	$—	$396,547

Marketable securities
U.S. Treasury securities (due within 1 year)	$221,026	$38	$—	$221,064
Government-sponsored enterprise securities (due within 1 year)	475,021	56	(5)	475,072

Total marketable securities	$696,047	$94	$(5)	$696,136

Total cash, cash equivalents and marketable securities	$1,092,591	$97	$(5)	$1,092,683

December 31, 2009
Cash and cash equivalents
Cash and money market funds	$251,005	$—	$—	$251,005
U.S. Treasury securities	20,198	—	(5)	20,193
Government-sponsored enterprise securities	175,455	8	(3)	175,460

Total cash and cash equivalents	$446,658	$8	$(8)	$446,658

Marketable securities
U.S. Treasury securities (due within 1 year)	$223,422	$—	$(99)	$223,323
Government-sponsored enterprise securities (due within 1 year)	614,869	81	(18)	614,932

Total marketable securities	$838,291	$81	$(117)	$838,255

Total cash, cash equivalents and marketable securities	$1,284,949	$89	$(125)	$1,284,913

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

D. Marketable Securities (Continued)

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

        As of March 31, 2010, the Company had two government-sponsored enterprise securities that were in gross unrealized loss positions and no marketable securities in any other category that were in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses related to marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of March 31, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Government-sponsored enterprise securities	$56,016	$(5)	$—	$—	$56,016	$(5)

Total	$56,016	$(5)	$—	$—	$56,016	$(5)

        The following table summarizes the fair value and gross unrealized losses related to marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of December 31, 2009:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
U.S. Treasury securities	$221,412	$(99)	$—	$—	$221,412	$(99)
Government-sponsored enterprise securities	118,950	(18)	—	—	118,950	(18)

Total	$340,362	$(117)	$—	$—	$340,362	$(117)

        In the three months ended March 31, 2010 and 2009, the Company had proceeds of $184.3 million and $174.0 million, respectively, from sales and maturities of available-for-sale securities.

        Realized gains and losses are determined using the specific identification method and are included in interest income on the condensed consolidated statements of operations. There were no gross realized gains and losses for the three months ended March 31, 2010 and 2009.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

        The Company's investment strategy is focused on capital preservation. The Company invests in instruments that meet credit quality standards as outlined in the Company's investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue or type of instrument. Beginning in the fourth quarter of 2007, the Company began to shift its investments to instruments that carry less exposure to market volatility and liquidity pressures. As of March 31, 2010, the Company's investments are in money market funds and short-term government guaranteed or supported securities.

        As of March 31, 2010, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs. The Company's financial assets that were valued based on Level 1 inputs consist of a money market fund, U.S. Treasuries and government-sponsored enterprise securities, which are government-supported. The Company's money market fund also invests in government-sponsored enterprise securities. During the three months ended March 31, 2010 and 2009, the Company did not record an other-than-temporary impairment charge related to its financial assets. The Company's financial liabilities that were subject to fair value measurement related to the financial transactions that the Company entered into in September 2009 are valued based on Level 3 inputs. Please refer to Note L, "September 2009 Financial Transactions."

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

E. Fair Value of Financial Instruments (Continued)

        The following table sets forth the Company's financial assets and liabilities subject to fair value measurements as of March 31, 2010:

	Fair Value Measurements as of March 31, 2010
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$270,983	$270,983	$—	$—
Government-sponsored enterprise securities	101,000	101,000	—	—
Marketable securities:			—	—
U.S. Treasury securities	221,064	221,064	—	—
Government-sponsored enterprise securities	475,072	475,072	—	—
Restricted cash	30,313	30,313	—	—

Total	$1,098,432	$1,098,432	$—	$—

Financial liabilities carried at fair value:
Embedded derivative related to 2012 Notes	$10,772	$—	$—	$10,772
Liability related to sale of potential future milestone payments	39,376	—	—	39,376

Total	$50,148	$—	$—	$50,148

        The following table is a reconciliation of financial liabilities measured at fair value using significant unobservable inputs (Level 3):

Three Months Ended March 31, 2010
(in thousands)
Balance, December 31, 2009	$48,659
Change in fair value of derivative instruments	1,489

Balance, March 31, 2010	$50,148

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

F. Comprehensive Loss

        For the three months ended March 31, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net loss	$(165,271)	$(162,672)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	128	(1,993)
Foreign currency translation adjustment	(568)	(32)

Total change in other comprehensive income (loss)	(440)	(2,025)

Total comprehensive loss	$(165,711)	$(164,697)

G. Income Taxes

        At March 31, 2010 and December 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions at March 31, 2010 and December 31, 2009.

        The Company files United States federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the United States before 2007 and any other major taxing jurisdiction for years before 2005, except where the Company has net operating losses or tax credit carryforwards that originate before 2005. The Company completed an examination by the Internal Revenue Service with respect to 2006 in June 2009 with no material change. The Company currently is not under examination by any jurisdiction for any tax year.

H. Restructuring Expense

        In June 2003, Vertex adopted a plan to restructure its operations to coincide with its increasing internal emphasis on advancing drug candidates through clinical development to commercialization. The restructuring was designed to re-balance the Company's relative investments in research and development to better support the Company's long-term strategy. At that time, the restructuring plan included a workforce reduction, write-offs of certain assets and a decision not to occupy approximately 290,000 square feet of specialized laboratory and office space in Cambridge, Massachusetts under lease to Vertex (the "Kendall Square Lease"). The Kendall Square Lease commenced in January 2003 and has a 15-year term. In the second quarter of 2005, the Company revised its assessment of its real estate requirements and decided to use approximately 120,000 square feet of the facility subject to the Kendall Square Lease (the "Kendall Square Facility") for its operations, beginning in 2006. The remaining rentable square footage of the Kendall Square Facility currently is subleased to third parties.

        The restructuring expense incurred in the three months ended March 31, 2010 and 2009 relates only to the portion of the Kendall Square Facility that the Company is not occupying and does not

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

H. Restructuring Expense (Continued)

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

        For the three months ended March 31, 2010, the restructuring expense recorded by the Company was the result of the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended March 31, 2010 was as follows (in thousands):

	Liability as of December 31, 2009	Cash payments in the first quarter of 2010	Cash received from subleases in the first quarter of 2010	Restructuring expense in the first quarter of 2010	Liability as of March 31, 2010
Lease restructuring liability	$34,017	$(3,661)	$2,197	$780	$33,333

        For the three months ended March 31, 2009, the restructuring expense recorded by the Company was the result of incremental lease obligations related to the revision of certain key estimates and assumptions about facility operating costs as well as the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended March 31, 2009 was as follows (in thousands):

	Liability as of December 31, 2008	Cash payments in the first quarter of 2009	Cash received from subleases in the first quarter of 2009	Restructuring expense in the first quarter of 2009	Liability as of March 31, 2009
Lease restructuring liability	$34,064	$(3,772)	$2,117	$2,402	$34,811

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

I. Equity and Debt Offerings and Debt Exchanges and Conversions

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

2009 Debt Exchanges and 2010 Debt Conversions

        As of January 1, 2009, the Company had outstanding $287.5 million in aggregate principal amount of 4.75% convertible senior subordinated notes due 2013 (the "2013 Notes"). The 2013 Notes were convertible, at the option of the holder, into common stock at a price equal to approximately $23.14 per share, subject to adjustment. The 2013 Notes bore interest at the rate of 4.75% per annum, and the Company was required to make semi-annual interest payments on the outstanding principal balance of the 2013 Notes on February 15 and August 15 of each year. The Company had the right to redeem the 2013 Notes, in whole or in part, on or after February 15, 2010, at the redemption prices stated in the indenture, plus accrued and unpaid interest to, but excluding, the redemption date. The 2013 Notes would have matured on February 15, 2013.

        In the second quarter of 2009, the Company exchanged $143.5 million in aggregate principal amount of the 2013 Notes, plus accrued interest, for 6,601,000 shares of newly-issued common stock. In the exchanges, the Company issued 46 shares of common stock for each $1,000 in principal amount of 2013 Notes. As a result of the exchanges, the Company incurred a non-cash charge of $12.3 million in the second quarter of 2009. This charge is related to the incremental shares issued in the transaction over the number that would have been issued upon conversion of the 2013 Notes under their original terms, at the original conversion rate of approximately 43.22 shares of common stock per $1,000 in principal amount of the 2013 Notes. In addition, accrued interest of $2.1 million and unamortized debt issuance costs of exchanged convertible notes of $3.5 million were recorded as an offset to additional paid-in capital.

        In the fourth quarter of 2009, the Company exchanged $111.9 million in aggregate principal amount of the 2013 Notes, plus accrued interest, for 4,980,838 shares of newly-issued common stock. In the exchanges, the Company issued 44.5 shares of common stock for each $1,000 in principal amount of 2013 Notes. As a result of the exchanges, the Company incurred a non-cash charge of $5.8 million in the fourth quarter of 2009. This charge is related to the incremental shares issued in the transaction over the number that would have been issued upon conversion of the 2013 Notes under their original terms, at the original conversion rate of approximately 43.22 shares of common stock per $1,000 in

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

I. Equity and Debt Offerings and Debt Exchanges and Conversions (Continued)

principal amount of the 2013 Notes. In addition, accrued interest of $1.3 million and unamortized debt issuance costs of exchanged convertible notes of $2.4 million were recorded as an offset to additional paid-in capital.

        In the first quarter of 2010, the Company announced that it would redeem the remaining $32.1 million in aggregate principal amount of the 2013 Notes on March 19, 2010. Instead, the holders of the 2013 Notes elected to convert their 2013 Notes, pursuant to the original terms of the 2013 Notes, into 1,386,006 shares of newly-issued common stock in full satisfaction of the 2013 Notes. In addition, accrued interest of $0.1 million and unamortized debt issuance costs of the 2013 Notes of $0.6 million were recorded as an offset to additional paid-in capital.

J. Collaborative Arrangements

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

        Janssen made a $165.0 million up-front license payment to the Company in July 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. The Company's estimates regarding the period of performance under the Janssen collaboration agreement were adjusted in 2007, in the third quarter of 2009 and in the first quarter of 2010, as a result of changes in the global development plan for telaprevir, which contemplates the conduct of certain development activities in the post-approval period, if telaprevir is approved for marketing. These adjustments were made on a prospective basis beginning in the periods in which the changes were identified. These adjustments resulted in a decrease in the amount of revenues the Company recognized from the Janssen collaboration by $2.6 million per quarter for the first adjustment, by $1.1 million per quarter for the second adjustment and by $1.4 million per quarter for the third adjustment. As of March 31, 2010, there is $77.7 million of deferred revenues related to this up-front license payment that will be recognized over the remaining period of performance.

        Under the agreement, Janssen agreed to make contingent milestone payments, which could have totaled up to $380.0 million for successful development, approval and launch of telaprevir as a product. As of March 31, 2010, the Company had earned $100.0 million of these contingent milestone payments. The remaining $280.0 million in milestones under the Company's agreement with Janssen include $100.0 million related to the regulatory filing with and approval of telaprevir by the European

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

J. Collaborative Arrangements (Continued)

Medicines Evaluation Agency, and $150.0 million related to the launch of telaprevir in the European Union. On September 30, 2009, the Company entered into two financial transactions related to the $250.0 million in milestones related to the filing, approval and launch of telaprevir in the European Union. Please refer to Note L, "September 2009 Financial Transactions."

        The collaboration agreement with Janssen also provides the Company with royalties on any sales of telaprevir in the Janssen territories, with a tiered royalty averaging in the mid-20% range, as a percentage of net sales in the Janssen territories, depending upon successful commercialization of telaprevir. Each of the parties will be responsible for drug supply in their respective territories. However, the agreement provides for the purchase by Janssen from the Company of materials required for Janssen's manufacture of the active pharmaceutical ingredient. In addition, Janssen will be responsible for certain third-party royalties on net sales in its territories. Janssen may terminate the agreement without cause at any time upon six months notice to the Company.

        During the three months ended March 31, 2010, the Company recognized $6.5 million in revenues under the Janssen agreement, which included an amortized portion of the up-front payment, payment for manufacturing services provided to Janssen and net reimbursements from Janssen for telaprevir development costs. During the three months ended March 31, 2009, the Company recognized $17.1 million in revenues under the Janssen agreement, which included an amortized portion of the up-front payment and net reimbursements from Janssen for telaprevir development costs.

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

        On July 30, 2009, the Company and Mitsubishi Tanabe amended the MTPC Agreement. Under the amended agreement, Mitsubishi Tanabe paid the Company $105.0 million in the third quarter of 2009, and the Company may receive a further contingent milestone payment ranging from between $15.0 million to $65.0 million. The amended agreement provides to Mitsubishi Tanabe a fully-paid license to commercialize telaprevir to treat HCV infection in Japan and specified other countries in the Far East, as well as rights to manufacture telaprevir for sale in its territory. Mitsubishi Tanabe is responsible for its own development and manufacturing costs in its territory. Mitsubishi Tanabe may terminate the agreement at any time without cause upon 60 days' prior written notice to the Company.

        Prior to the amendment, the Company recognized revenues based on an amortized portion of the 2004 up-front payment, milestones, if any, and reimbursement of certain of the Company's expenses incurred in telaprevir development. The $105.0 million payment that the Company received in the third quarter of 2009 pursuant to the amended agreement is a nonrefundable, up-front license fee and revenues related to this payment are being recognized on a straight-line basis over the Company's

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

J. Collaborative Arrangements (Continued)

estimated period of performance under the amended agreement. In the three months ended March 31, 2010 and 2009, the Company recognized revenues from Mitsubishi Tanabe of $9.6 million and $0.2 million, respectively.

K. Acquisition of ViroChem Pharma Inc.

        On March 12, 2009, the Company acquired 100% of the outstanding equity of ViroChem Pharma Inc. ("ViroChem"), a privately-held biotechnology company based in Canada, for $100.0 million in cash and 10,733,527 shares of the Company's common stock. Vertex acquired ViroChem in order to add two clinical-development stage HCV polymerase inhibitors to Vertex's HCV drug development portfolio. At the time of the acquisition, ViroChem was also engaged in research activities related to viral diseases and was developing an early-stage drug candidate for the treatment of patients with HIV infection. The transaction was accounted for under the acquisition method of accounting. All of the assets acquired and liabilities assumed in the transaction were recognized at their acquisition-date fair values, while transaction costs and restructuring costs associated with the transaction were expensed as incurred. The intangible assets and goodwill related to the ViroChem acquisition are tested for impairment on an annual basis as of October 1, or earlier if impairment indicators are present.

        All of the intangible assets acquired in the ViroChem acquisition related to in-process research and development assets. These in-process research and development assets primarily related to ViroChem's two clinical-development stage HCV polymerase inhibitors, VX-222 and VX-759, which accounted for $412.9 million and $105.8 million, respectively, of the intangible assets reflected on the Company's condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009. The Company's condensed consolidated balance sheets also reflect goodwill that relates to the potential synergies from the possible development of combination therapies involving telaprevir and the acquired drug candidates. No impairment has been found for VX-222 or VX-759 or goodwill since the acquisition date.

        In addition, the Company considered ViroChem's other clinical drug candidates and determined that VCH-286, ViroChem's lead HIV drug candidate, had an estimated fair value of $7.2 million at the acquisition date, based on development costs through the acquisition date. Pursuant to the Company's annual impairment analysis, the Company determined that VCH-286's fair value was zero, resulting in a $7.2 million impairment charge in the fourth quarter of 2009.

        The deferred tax liability of $160.3 million as of March 31, 2010 and December 31, 2009 primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes. In connection with the impairment charge for VCH-286, the Company also recorded an adjustment of $2.2 million to the deferred tax liability in the fourth quarter of 2009.

        In connection with the acquisition of ViroChem, the Company incurred $7.8 million in expenses, which are reflected as acquisition-related expenses on the condensed consolidated statement of operations in the three months ended March 31, 2009. These costs include transaction expenses as well as a restructuring charge the Company incurred in March 2009 when it determined it would restructure ViroChem's operations in order to focus on ViroChem's HCV development programs. As a result of

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Acquisition of ViroChem Pharma Inc. (Continued)

this restructuring plan, which was completed in the second quarter of 2009, Vertex recorded a $2.1 million expense related to employee severance, benefits and related costs in the first quarter of 2009.

L. September 2009 Financial Transactions

2012 Notes

        On September 30, 2009, the Company sold $155.0 million in aggregate principal amount of secured notes due 2012 (the "2012 Notes") for an aggregate of $122.2 million pursuant to a note purchase agreement with Olmsted Park S.A. (the "Purchaser"). The 2012 Notes were issued pursuant to, and the 2012 Notes are governed by the terms of, an indenture entered into on September 30, 2009 between the Company and U.S. Bank National Association, as trustee and collateral agent. In connection with the issuance of the 2012 Notes, the Company granted a security interest to the Purchaser with respect to $155.0 million of future telaprevir milestone payments that the Company is eligible to earn from Janssen for the future filing, approval and launch of telaprevir in the European Union.

        The 2012 Notes were issued at a discount and do not pay current interest prior to maturity. The 2012 Notes will mature on October 31, 2012, subject to earlier mandatory redemption to the extent specified milestone events set forth in the Company's collaboration with Janssen occur prior to October 31, 2012. $100.0 million of these potential milestone payments relate to the regulatory filing with and approval of telaprevir by the European Medicines Evaluation Agency, and $55.0 million relate to the launch of telaprevir in the European Union. The Company will be required to redeem the portion of the 2012 Notes equal to each milestone payment as each such milestone payment is earned under the Janssen collaboration.

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

        The Company determines the fair value of the embedded derivative based on a probability-weighted model of the discounted value that market participants would ascribe to the potential mandatory redemption and early repayment features of the 2012 Notes. The Company records quarterly interest expense related to the 2012 Notes determined using the effective interest rate method. The fair value of this embedded derivative is evaluated quarterly, with any changes in the fair value of the embedded derivative resulting in a corresponding loss or gain. The liabilities related to the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

L. September 2009 Financial Transactions (Continued)

2012 Notes, including the embedded derivative, are reflected together on the Company's condensed consolidated balance sheets as a long-term liability. With respect to the liability for the 2012 Notes, changes in the fair value of the embedded derivative that result in a loss increase the liability each quarter by an amount corresponding to the loss and changes in the fair value of the embedded derivative that result in a gain decrease the liability each quarter by an amount corresponding to the gain.

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

        The Company determined that this sale of a potential future revenue stream should be accounted for as a liability because the Company has significant continuing involvement in the generation of the potential milestone payments pursuant to its collaboration agreement with Janssen. As a result, the Company records a liability on its condensed consolidated balance sheets equal to the fair value of the purchase agreements. No revenues or deferred revenues have been recorded on account of the amounts that the Company received from the Purchaser pursuant to these purchase agreements. In addition, the Company determined that the purchase agreements are free-standing derivative instruments. The aggregate fair value of the free-standing derivatives created by the sale of the rights to future milestone payments to the Purchaser pursuant to the purchase agreements is based on a probability-weighted model of the discounted value that market participants would ascribe to these rights. The models used to estimate the fair value of the rights sold to the Purchaser pursuant to the purchase agreements require the Company to make estimates regarding, among other things, the assumptions market participants would make regarding the timing and probability of achieving the milestones and the appropriate discount rates. The fair value of the rights sold to the Purchaser pursuant to the purchase agreements will be evaluated each reporting period, with any changes in the fair value of the derivative instruments based on the probability of achieving the milestones, the timing of achieving the milestones or discount rates resulting in a corresponding gain or loss. Because the Company's estimate of the fair value of the rights to the future milestone payments includes the application of a discount rate to reflect the time-value of money, the Company expects to record costs related to this liability each quarter.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

L. September 2009 Financial Transactions (Continued)

Costs and Liabilities Related to September 2009 Financial Transactions

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Expenses and Losses:
Interest expense related to 2012 Notes	3,583	—
Change in fair value of embedded derivative related to 2012 Notes	320	—
Change in fair value of free-standing derivatives related to sale of potential future milestone payments	1,169	—

	March 31, 2010	December 31, 2009
	(in thousands)
Liabilities:
2012 Notes, excluding fair value of embedded derivative	$114,544	$111,313
Embedded derivative related to 2012 Notes	10,772	10,452
Liability related to sale of potential future milestone payments	39,376	38,207

M. Sale of HIV Protease Inhibitor Royalty Stream

        In December 1993, the Company and GlaxoSmithKline plc entered into a collaboration agreement to research, develop and commercialize HIV protease inhibitors, including Agenerase (amprenavir) and Lexiva/Telzir (fosamprenavir calcium). Under the collaboration agreement, GlaxoSmithKline agreed to pay the Company royalties on net sales of drugs developed under the collaboration.

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

        On May 30, 2008, the Company entered into a purchase agreement (the "Purchase Agreement") with Fosamprenavir Royalty, L.P. ("Fosamprenavir Royalty") pursuant to which the Company sold, and Fosamprenavir Royalty purchased, the Company's right to receive royalty payments, net of royalty amounts to be earned and due to Searle, arising from sales of Lexiva/Telzir and Agenerase under the Company's 1993 agreement with GlaxoSmithKline, from April 1, 2008 to the end of the term of the collaboration agreement, for a one-time cash payment of $160.0 million to the Company. In accordance with the Purchase Agreement, GlaxoSmithKline will make all royalty payments, net of the subroyalty

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

M. Sale of HIV Protease Inhibitor Royalty Stream (Continued)

amounts payable to Searle, directly to Fosamprenavir Royalty. The Purchase Agreement also contains other representations, warranties, covenants and indemnification obligations. The Company continues to be obligated for royalty amounts earned and that are due to Searle. The Company has instructed GlaxoSmithKline to pay such amounts directly to Searle as they become due.

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

        The Company recognizes royalty expenses in each period based on (i) deferred transaction expenses in the same manner and over the same period during which the related deferred revenues are recognized as royalty revenues plus (ii) the subroyalty paid by GlaxoSmithKline to Searle on net sales of Agenerase and Lexiva/Telzir for the period.

N. Guarantees

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

N. Guarantees (Continued)

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

        On February 12, 2008, the Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated; on September 18, 2008, the Company entered into an underwriting agreement with Goldman, Sachs & Co.; on February 18, 2009, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated; and on December 2, 2009, the Company entered into an underwriting agreement with Goldman, Sachs & Co. (collectively, the "Underwriting Agreements"), in each case as the representative of the several underwriters, if any, named in such agreements, relating to the public offering and sale of shares of the Company's common stock or convertible subordinated notes. The Underwriting Agreement relating to each offering requires the Company to indemnify the underwriters of that public offering against any loss they may suffer by reason of the Company's breach of any representation or warranty relating to that public offering, the Company's failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the prospectus used in connection with that offering, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the offering. The representations, warranties and covenants in the Underwriting Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification arrangements is minimal.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

O. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities accrued as of March 31, 2010 or December 31, 2009.

P. Recent Accounting Pronouncements

        In September 2009, the Financial Accounting Standards Board provided updated guidance (1) on whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (2) requiring an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) eliminating the use of the residual method and requiring an entity to allocate revenue using the relative selling price method. The update is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently evaluating the effect of this update to its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact on its condensed consolidated financial statements of its adoption or determine the timing and method of its adoption.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. Telaprevir, our lead drug candidate, is being evaluated in a registration program focused on treatment-naïve and treatment-failure patients with genotype 1 hepatitis C virus, or HCV, infection. We expect to receive final data from the telaprevir registration program in the second and third quarters of 2010. Assuming a successful outcome of the registration program, we intend to submit a new drug application, or NDA, for telaprevir in the United States in the second half of 2010. If we are able to obtain marketing approval for telaprevir in accordance with our current development and regulatory timelines, we expect to initiate sales of telaprevir in the United States in 2011. We are pursuing a number of other clinical development programs, including a registration program for VX-770, the lead drug candidate in our cystic fibrosis, or CF, program. We plan to continue investing in our research and development programs and to develop selected drug candidates that emerge from those programs, alone or with third-party collaborators.

Business Focus

        Over the last several years, we have invested significant financial and management resources in the late-stage development of telaprevir and in strengthening our pipeline of drug candidates, through research and development activities and the acquisition of ViroChem Pharma Inc., or ViroChem. To fund these investments, we have raised significant capital through sales of common stock and convertible debt and other financial transactions. In order to execute our business plan and achieve profitability, we will need to complete the development of telaprevir on a timely basis and effectively commercialize telaprevir in the United States, where we have retained marketing rights to telaprevir.

        Over the next several years, we believe that in addition to telaprevir we will need to further investigate other potential therapies for the treatment of HCV infection and to research, develop and commercialize additional drug candidates in other therapeutic areas with significant unmet needs. As a result, we are committed to advancing the other clinical drug candidates in our pipeline and investing in our preclinical research programs. In HCV, we are planning to evaluate telaprevir in combination with VX-222, an investigational polymerase inhibitor that we obtained in 2009 through our acquisition of ViroChem, in a Phase 2a clinical trial. The objective of our ongoing clinical trials of HCV drug candidates and our earlier-stage activities with respect to potential additional and combination treatments for HCV infection is to significantly improve the treatment options for genotype 1 HCV infection. The most advanced of our other drug candidates is VX-770, which we are evaluating in a registration program that focuses on patients with CF who have the G551D mutation in the gene responsible for CF. We also are planning on evaluating VX-770 in combination with VX-809 in a Phase 2a clinical trial in patients with the most common mutation in the gene responsible for CF and plan to conduct additional dosing-ranging activities for VX-809. In addition, we have initiated a Phase 2a clinical trial of VX-509 in patients with moderate-to-severe rheumatoid arthritis and a Phase 2a clinical trial of VX-765 in patients with treatment-resistant epilepsy.

Drug Discovery and Clinical Development

        Discovery and development of a new pharmaceutical product is a difficult and lengthy process that requires significant financial resources along with extensive technical and regulatory expertise and can take 10 to 15 years or more. Throughout this entire process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, side-effects, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing as a pharmaceutical product. The toxicity characteristics and profile of drug candidates at varying dose levels administered for varying periods of time also are monitored and evaluated during the nonclinical and clinical development process. Most chemical compounds that are investigated as potential drug candidates never progress into formal development and most drug candidates that do advance into formal development never become commercial products. A drug candidate's failure to progress or advance may be the result of any one or more of a wide range of adverse experimental outcomes including, for example, the lack of sufficient efficacy against the disease target, the lack of acceptable absorption characteristics or other physical properties, difficulties in developing a cost-effective manufacturing or formulation method, or the discovery of toxicities or side-effects that are unacceptable for the disease indication being targeted or that adversely affect the competitive commercial profile of the drug candidate.

        Throughout the development process for a drug candidate, we must work collaboratively with regulatory authorities, including the United States Food and Drug Administration, or FDA, in order to identify the specific scientific issues that need to be addressed in the clinical trials to support continued development and approval of the drug candidate. If the data from our ongoing clinical trials or nonclinical studies regarding the safety or efficacy of a drug candidate are not favorable or regulatory authorities request additional clinical trials or changes to existing clinical trial protocols, we may be forced to delay or terminate the clinical development program for that drug candidate, which, particularly in the case of telaprevir, could materially harm our business.

        Because our investments are subject to considerable risks, we closely monitor the results of our clinical trials, discovery research and our nonclinical studies and frequently evaluate our portfolio investments in light of new data and scientific, business and commercial insights, with the objective of balancing risk and potential. This process can result in relatively abrupt changes in focus and priority as new information becomes available and we gain additional insights into ongoing programs and potential new programs. Although we believe that our development activities and the clinical trial data we have obtained regarding telaprevir have reduced the risks associated with obtaining regulatory approval, we cannot be sure that our development of telaprevir will lead to regulatory approval of telaprevir or that such approval, if obtained, will occur in 2011. With respect to our other drug candidates, including VX-770, we have more limited data from clinical trials and nonclinical studies and as a result it is difficult to predict which, if any, of these drug candidates ultimately will result in pharmaceutical products.

Recent Developments in Clinical Programs

  Telaprevir NDA

        We have three ongoing clinical trials of telaprevir, which are referred to as the ADVANCE, REALIZE and ILLUMINATE clinical trials. We expect to receive sustained viral response, or SVR, data from the ADVANCE clinical trial in the second quarter of 2010 and from the REALIZE and ILLUMINATE clinical trials in the third quarter of 2010. We plan to submit our NDA for telaprevir on a rolling basis and expect to begin submitting portions of the NDA, including the chemistry, manufacturing and controls (CMC) package and the nonclinical package, during the summer of 2010. Assuming a successful outcome of the registration program, we intend to complete the NDA submission for telaprevir in the second half of 2010 with clinical data from Phase 3 trials in both treatment-naïve and treatment-failure patients with genotype 1 HCV infection.

  107 Clinical Trial of Telaprevir

        In April 2010, in connection with the annual meeting of the European Association for the Study of the Liver (EASL), we announced final results from a Phase 2 clinical trial of telaprevir, referred to as the 107 Trial, which enrolled 117 patients who did not achieve an SVR in the control arms of our Phase 2b clinical trials of telaprevir. 59% of patients overall who received a telaprevir-based combination regimen in the 107 Trial achieved an SVR. In the 107 Trial, ten patients, or 9%, discontinued all therapy due to adverse events, with rash being the most common reason for discontinuation.

  Phase 1b Clinical Trial of VX-222

        In connection with the presentations at EASL, we also announced data from a Phase 1b clinical trial of VX-222. The Phase 1b clinical trial of VX-222 was a double-blind, randomized placebo-controlled, dose-ranging clinical trial designed to evaluate the safety, tolerability, pharmacokinetics and effect on viral kinetics of four dose levels of VX-222 in a total of 32 patients with genotype 1 HCV infection. In the Phase 1b clinical trial, treatment with VX-222 for three days resulted in a greater than 3 log10 reduction in HCV RNA levels across all four of the VX-222 dose groups. No serious adverse events or treatment discontinuations were reported over the three-day dosing period. Mild-to-moderate diarrhea was the most common adverse event reported.

  Initiation of HCV Combination Clinical Trial

        In March 2010, we announced plans to initiate the first clinical trial evaluating telaprevir dosed in combination with VX-222. This randomized, parallel-group, dose-ranging trial is designed to evaluate the safety and antiviral activity, including SVR rates, of multiple 12-week response-guided combination regimens with telaprevir and VX-222. This clinical trial initially will include two clinical trial arms in which telaprevir and VX-222 are dosed in combination with pegylated-interferon, or peg-IFN, and ribavirin, or RBV, and two clinical trial arms in which telaprevir and VX-222 will be dosed in combination with each other. Patients who achieve undetectable HCV RNA levels at weeks 2 and 8 will stop all treatment after 12 weeks, while patients who do not meet those criteria will receive 12 or 24 weeks of treatment with peg-IFN and RBV after the initial 12 week dosing period. The trial is expected to enroll approximately 100 treatment-naïve patients with genotype 1 HCV infection at multiple clinical trial sites, the majority of which will be located in the United States. The primary endpoint of this clinical trial is to assess the safety and tolerability of telaprevir/VX-222-based combination therapy. A secondary endpoint of this clinical trial is to assess the proportion of patients in each clinical trial arm who achieve an SVR. We expect to obtain interim clinical data, including safety and viral kinetic data, from this trial in the second half of 2010.

Commercialization

        We plan to market telaprevir in North America, if and when it is approved for sale. Over the past several years, we have expanded our commercial organization with a focus on building our understanding of the HCV market, developing our commercial strategy for the potential launch of telaprevir, and planning the infrastructure necessary to support future commercial activities. In the period prior to the anticipated launch of telaprevir, we expect to expand our commercial organization to an even more significant extent. This expansion will include implementation of internal systems and infrastructure in order to support commercial sales, incorporation of appropriate compliance policies and procedures, establishment of patient-focused programs and hiring a sales force to promote telaprevir, if approved, to health care providers. We are assembling a group of executives with broad experience in marketing, sales, distribution and cost reimbursement of drugs. We will continue to build our commercial infrastructure by hiring a sales management team followed by a commercial sales force in the United States. Successful development and commercialization of any of our other drug candidates may require further expansion of our commercial capabilities in North America and potentially in other locations if we retain and pursue our current worldwide rights to these drug candidates.

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

Corporate Collaborations and Business Development Activities

        Corporate collaborations have been and will continue to be an important component of our business strategy. Historically, we have not had the resources to develop and commercialize all of the drug candidates that we have identified or for which we have rights. Therefore, we have relied on collaborations with third parties for the development and commercialization of some or all of our drug candidates. We have been successful in initiating productive collaborations with Janssen Pharmaceutica, N.V., or Janssen, and Mitsubishi Tanabe Pharma Corporation, or Mitsubishi Tanabe, relating to telaprevir, and our collaboration with Cystic Fibrosis Foundation Therapeutics Incorporated contributed to the discovery of VX-770 and VX-809. Our early collaboration with GlaxoSmithKline plc resulted in two marketed drugs for the treatment of HIV infection. Collaborations continue to be an important part of our strategy going forward, although the structure and scope of available collaborative opportunities has changed in the past and may change in the future based on prevailing economic and competitive conditions. Business development opportunities have provided us with drug candidates and important research resources that have contributed to a number of the drug candidates in our current development pipeline. In 2009, we acquired ViroChem in order to obtain rights to its drug candidates for the treatment of HCV infection. In the future, we may seek to license or acquire drugs, drug candidates and other technologies that have the potential to strengthen our pipeline, drug discovery platform or commercial opportunities.

Financing Strategy

        We have incurred losses from our inception and expect to continue to incur losses at least until we obtain approval for and successfully commercialize a product, if we ever do. Therefore, we have been dependent in large part on our ability to raise significant funding to finance our research and development operations, to create a commercial infrastructure and to meet our overhead costs and long-term contractual commitments and obligations. To date, we have secured funds principally through capital market transactions, strategic collaborative agreements, investment income and the issuance of common stock under our employee benefit plans. We have from time to time transferred to third parties future financial rights under certain of our collaborations in exchange for one-time cash payments.

        We expect that we will incur substantial expenses in order to complete the development and commercialization of telaprevir while at the same time continuing to pursue diversified research and development efforts for our other drug candidates and to build our other capabilities. For these purposes, we may raise additional capital in order to maintain adequate working capital and cash reserves. We expect in any case that we would need to raise additional capital if the development of telaprevir is materially delayed. We may raise additional capital from public offerings or private placements of our securities or through other methods of financing. We cannot be sure that financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, we may be required to significantly curtail or discontinue one or more of our research or development programs, including clinical trials, incur significant cash exit costs, or attempt to obtain funds through arrangements with collaborators or others that may require that we relinquish rights to certain of our drug candidates.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the three months ended March 31, 2010, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations—Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009
	(in thousands)
Revenues	$22,429	$23,979	$(1,550)	(6)%
Operating costs and expenses	182,711	185,872	(3,161)	(2)%
Net interest expense	3,500	779	2,721	349%
Other loss	1,489	—	1,489	n/a
Net loss	$165,271	$162,672	$2,599	2%

Net Loss

        Our net loss in the first quarter of 2010 increased by $2.6 million, or 2%, as compared to our net loss in the first quarter of 2009. A decrease in our revenues and increases in our net interest expense and certain other non-operating expenses were partially offset by a small decrease in our operating costs and expenses. The small decrease in our operating costs and expenses was primarily the result of lower restructuring expense in the 2010 period compared to the 2009 period and the acquisition-related expense of $7.8 million that we incurred in the first quarter of 2009, for which there was no corresponding expense in the first quarter of 2010.

Net Loss per Share

        Our net loss for the three months ended March 31, 2010 was $0.83 per basic and diluted common share compared to $1.04 per basic and diluted common share for the three months ended March 31, 2009. This decrease in net loss per common share for the first quarter of 2010 compared to the first quarter of 2009 was the result of an increase in the basic and diluted weighted-average number of common shares outstanding from 155.9 million to 198.9 million. The increase in the number of common shares outstanding resulted primarily from the equity offerings we completed in February 2009 and December 2009, the ViroChem acquisition in March 2009 and the exchanges of our 4.75% convertible senior subordinated notes due 2013, or 2013 Notes, into common stock during 2009.

Stock-based Compensation and Certain Other Expenses

        The comparison of our costs and expenses during the first quarter of 2010 and 2009 reflects a decrease in our stock-based compensation expense and our restructuring expense and in expenses related to our acquisition of ViroChem, along with incremental expenses incurred in the first quarter of 2010 related to the financial transactions we completed in September 2009. The decrease in our stock-based compensation expense resulted principally from expenses related to our CEO transition that were incurred in the first quarter of 2009 for which there were no corresponding expenses in the first quarter of 2010. The September 2009 financial transaction-related expenses principally relate to interest expenses on the secured notes due 2012, or 2012 Notes, we issued in one of the September 2009 financial transactions and to adjustments to the fair value of the derivatives associated with the September 2009 financial transactions. Our costs and expenses in the first quarter of 2010 and first quarter of 2009 included the following:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Stock-based compensation expense	$19,333	$22,277
Restructuring expense	780	2,402
Acquisition-related expenses	—	7,793
September 2009 financial transaction-related expenses	5,072	—

Revenues

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009
	(in thousands)
Royalty revenues	$6,407	$6,140	$267	4%
Collaborative revenues	16,022	17,839	(1,817)	(10)%

Total revenues	$22,429	$23,979	$(1,550)	(6)%

        Our total revenues in recent periods have consisted primarily of collaborative revenues, which have fluctuated significantly on a quarterly basis due to the timing of recognition of significant milestone payments, the amendment of our collaborative agreement with Mitsubishi Tanabe, which resulted in an additional up-front payment that is being recognized over time, and the level of reimbursement we have received for our development programs. During the remainder of 2010, we expect to continue to recognize deferred revenues currently reflected on our condensed consolidated balance sheet and additional revenues from our collaborative relationships and other sources. We do not expect to have any product revenues from the sale of telaprevir in 2010. If we are able to successfully commercialize telaprevir in accordance with current development timelines, product revenues from the sales of telaprevir would commence in 2011.

  Collaborative Revenues

        The table presented below is a summary of revenues from our collaborative arrangements for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Janssen	$6,464	$17,135
Mitsubishi Tanabe	9,558	181
Other	—	523

Total collaborative revenues	$16,022	$17,839

        Our revenues from the Janssen collaboration in each period consist of:

  •
  net reimbursements from Janssen for development costs of telaprevir;

  •
  specified manufacturing services, if any, we provided to Janssen in the period;

  •
  an amortized portion of the $165.0 million up-front payment received from Janssen in 2006; and

  •
  development milestone payments, if any, recognized in the period.

Amounts that Janssen pays us for reimbursement of our telaprevir clinical development expenses, after we offset reimbursement amounts owed by us to Janssen for reimbursements of Janssen's telaprevir clinical development expenses, are recorded as revenues.

        The $10.7 million, or 62%, decrease in our revenues from Janssen in the first quarter of 2010 compared to the first quarter of 2009 was primarily the result of decreased net reimbursable expenses as we near the completion of our registration program for telaprevir. In addition, we adjusted our estimates regarding the period of performance under the Janssen agreement in the first quarter of 2010, as a result of changes in the global development plan for telaprevir, which contemplates the conduct of certain development activities in the post-approval period if telaprevir is approved for marketing. This adjustment, together with a similar adjustment that we made in the third quarter of 2009, resulted in our recognizing $3.1 million in collaborative revenues related to the up-front payment in the first quarter of 2010 as compared to $5.6 million in the first quarter of 2009. We did not achieve any development milestones under the Janssen collaboration in 2009 or the first quarter of 2010. In the third quarter of 2009, we entered into two financial transactions related to $250.0 million in potential future milestone payments related to the regulatory filing with and approval of telaprevir by the European Medicines Evaluation Agency, and the launch of telaprevir in the European Union. If Janssen is able to successfully commercialize telaprevir in accordance with current development timelines, we anticipate these milestones will be earned prior to April 2012. We expect that, when and if earned, these milestones will result in collaborative revenues of $250.0 million. The proceeds from the first $155.0 million would be used to redeem our 2012 Notes and the remaining $95.0 million would be paid by Janssen to the purchaser of $95.0 million of these milestones.

        In the first quarter of 2010, the majority of our collaborative revenues related to our collaboration with Mitsubishi Tanabe. In the third quarter of 2009, we entered into an amendment to our license, development and commercialization agreement with Mitsubishi Tanabe that provided for a $105.0 million payment in connection with the execution of the amendment. We initially classified this payment as deferred revenues and are recognizing it over our expected period of performance. In the first quarter of 2010, we recognized a total of $9.6 million of revenues from Mitsubishi Tanabe related to the up-front payment. During the remainder of 2010, we expect to continue to recognize revenues related to the up-front payment and to begin to receive additional revenue related to specific manufacturing services that we agreed to provide Mitsubishi Tanabe.

Royalty Revenues

        Our royalty revenues relate to sales of the HIV protease inhibitors Lexiva/Telzir and Agenerase by GlaxoSmithKline. In 2008, we sold our right to receive future royalties from GlaxoSmithKline with respect to these HIV protease inhibitors, excluding the portion allocated to pay a subroyalty to a third party, in return for a one-time cash payment of $160.0 million. We are recognizing revenues from this transaction on a deferred basis over the term of our agreement with GlaxoSmithKline under the units-of-revenue method. We will continue to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

        Our royalty revenues increased by $0.3 million, or 4%, in the first quarter of 2010 compared to the first quarter of 2009. In 2010, we expect that we will recognize as royalty revenues a portion of the remaining deferred revenues from the sale of our HIV royalty stream plus the full amount of the third-party subroyalty.

Costs and Expenses

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009
	(in thousands)
Research and development expenses	$143,012	$143,581	$(569)	(0)%
Sales, general and administrative expenses	35,552	28,520	7,032	25%
Royalty expenses	3,367	3,576	(209)	(6)%
Restructuring expense	780	2,402	(1,622)	(68)%
Acquisition-related expenses	—	7,793	(7,793)	(100)%

Total costs and expenses	$182,711	$185,872	$(3,161)	(2)%

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

  Research and Development Expenses

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009
	(in thousands)
Research expenses	$45,954	$41,903	$4,051	10%
Development expenses	97,058	101,678	(4,620)	(5)%

Total research and development expenses	$143,012	$143,581	(569)	(0)%

        Our total research and development expenses in the first quarter of 2010 were consistent with our total research and development expenses in the first quarter of 2009, as increases in research expenses were offset by decreases in our development expenses. Our research and development expenses include internal and external costs incurred for our drug candidates, including telaprevir and VX-770. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and infrastructure costs, to individual drug candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are significantly greater than our external costs, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we do allocate by individual drug development program. All research and development costs for our drug candidates are expensed as incurred.

        To date, we have incurred in excess of $3.5 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.

        Over the past several years, telaprevir has represented the largest portion of the development costs for our clinical drug candidates. We anticipate that our ongoing Phase 3 clinical trials of telaprevir will be completed in the second and third quarters of 2010, but that development costs associated with other clinical trials of telaprevir may continue after the completion of the telaprevir registration trials. If we are able to successfully commercialize telaprevir in accordance with current development timelines, we anticipate revenues and cash flows from the sales of telaprevir to commence in 2011. If our registration program for VX-770 is successful and completed on the timeline that we currently anticipate, we could submit an NDA for VX-770 in the second half of 2011. Our other drug candidates are less advanced and as a result any estimates regarding development timelines for these drug candidates are highly subjective and subject to change, and we cannot at this time make a meaningful estimate when, if ever, these drug candidates, including the drug candidates we acquired from ViroChem, will generate revenues and cash flows.

  Research Expenses

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009
	(in thousands)
Research Expenses:
Salary and benefits	$16,485	$14,571	$1,914	13%
Stock-based compensation expense	5,648	6,353	(705)	(11)%
Laboratory supplies and other direct expenses	7,700	6,615	1,085	16%
Contractual services	2,938	974	1,964	202%
Infrastructure costs	13,183	13,390	(207)	(2)%

Total research expenses	$45,954	$41,903	$4,051	10%

        Our research expenses primarily are related to expenses for our workforce and generally are not dependent on the timing of clinical development activities. Over the past few years we have maintained a relatively level investment in research activities, with fluctuations from time to time in various categories of expenses resulting in increases to our total research expenses. The $4.1 million increase in total research expenses in the three months ended March 31, 2010 compared to the same period in 2009 was primarily a result of an increased number of employees in our research organization. We expect to continue to invest in our research programs in an effort to continue identifying additional drug candidates.

  Development Expenses

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009
	(in thousands)
Development Expenses:
Salary and benefits	$24,987	$23,030	$1,957	8%
Stock-based compensation expense	8,672	10,999	(2,327)	(21)%
Laboratory supplies and other direct expenses	6,233	6,581	(348)	(5)%
Contractual services	22,221	34,674	(12,453)	(36)%
Commercial supply investment	16,475	6,674	9,801	147%
Infrastructure costs	18,470	19,720	(1,250)	(6)%

Total development expenses	$97,058	$101,678	$(4,620)	(5)%

        Our development expenses decreased by $4.6 million, or 5%, in the first quarter of 2010 as compared to the first quarter of 2009. This decrease in our development expenses was primarily the result of significantly lower contractual services expenses as a result of the reduction in expenses related to the registration program for telaprevir. The decreased contractual services expenses were largely offset by our increased investment in commercial supply.

  Sales, General and Administrative Expenses

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009
	(in thousands)
Sales, general and administrative expenses	$35,552	$28,520	$7,032	25%

        The increase in sales, general and administrative expenses in the first quarter of 2010 compared to the first quarter of 2009 is the result of increased headcount and external costs as we advance our drug candidates, particularly telaprevir, into late-stage development. In the first quarter of 2010 and 2009, our sales, general and administrative expenses included $5.0 million and $4.9 million, respectively, of stock-based compensation expense.

  Royalty Expenses

        Royalty expenses decreased by $0.2 million, or 6%, in the first quarter of 2010 as compared to the first quarter of 2009. Royalty expenses primarily relate to a subroyalty payable to a third party on net sales of Lexiva/Telzir. The subroyalty results in both a royalty expense and corresponding royalty revenues. We expect to continue to recognize this subroyalty as an expense in future periods.

  Restructuring Expense

        We recorded restructuring expense of $0.8 million for the three months ended March 31, 2010 compared to $2.4 million for the three months ended March 31, 2009. The restructuring expense in all periods included imputed interest cost related to the restructuring liability associated with our Kendall Square lease. The decrease in restructuring expense for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily the result of a revision, in the first quarter of 2009, of certain key estimates and assumptions about facility operating costs for the remaining period of the lease commitment, for which there was no corresponding revision in the three months ended March 31, 2010. The lease restructuring liability was $33.3 million as of March 31, 2010.

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

  Acquisition-related Expenses

        We incurred $7.8 million of expenses in the first quarter of 2009 in connection with our acquisition of ViroChem, including $5.7 million in transaction expenses and $2.1 million related to a restructuring of ViroChem's operations that we undertook in March 2009 in order to focus ViroChem's activities on its HCV assets. We did not have corresponding acquisition-related expenses in the first quarter of 2010.

Non-operating Items

  Interest Income

        Interest income decreased by $2.1 million, or 82%, to $0.5 million for the three months ended March 31, 2010 from $2.6 million for the three months ended March 31, 2009. The decrease was a result of lower portfolio yields during the 2010 period as compared to the 2009 period. Our cash, cash equivalents and marketable securities yielded approximately 0% on an annual basis in the first quarter of 2010 compared to approximately 1% on an annual basis in the first quarter of 2009.

  Interest Expense

        Interest expense increased by $0.6 million, or 17%, to $4.0 million in the first quarter of 2010 from $3.4 million in the first quarter of 2009. This increase was the result of interest expenses related to the 2012 Notes that we issued in September 2009, partially offset by a decrease in interest expenses related to our 2013 Notes from $3.2 million in the first quarter of 2009 to $0.3 million in the first quarter of 2010. During the remainder of 2010, we will not have any interest expense related to our 2013 Notes, the remainder of which were converted into common stock in the first quarter of 2010, but we expect that we will continue to incur interest expenses related to our 2012 Notes.

  Change in Fair Value of Derivative Instruments

        In the first quarter of 2010, we recorded losses of $1.5 million in connection with the embedded and free-standing derivatives associated with our September 2009 financial transactions. These losses primarily are based on a time-value-of-money adjustment to the estimated fair value of the free-standing derivative. We expect to continue to record losses and/or gains related to these derivatives during the remainder of 2010.

Liquidity and Capital Resources

        We have incurred operating losses since our inception and have financed our operations principally through public and private offerings of our equity and debt securities, strategic collaborative agreements that include research and/or development funding, development milestones and royalties on the sales of products, strategic sales of assets or businesses, financial transactions, investment income and proceeds from the issuance of common stock under our employee benefit plans. We expect that we will incur substantial expenses in order to complete the development and commercialization of telaprevir while at the same time continuing to pursue diversified research and development efforts for our other drug candidates and to build our other capabilities. For these purposes, we may raise additional capital in order to maintain adequate working capital and cash reserves. We expect we would need to raise additional capital if the development of telaprevir were materially delayed.

        At March 31, 2010, we had cash, cash equivalents and marketable securities of $1.1 billion, which was a decrease of $192.2 million from $1.3 billion at December 31, 2009. The decrease was primarily the result of cash expenditures we made in the first quarter of 2010 related to, among other things, research and development expenses and sales, general and administrative expenses. Capital expenditures for property and equipment during the first quarter of 2010 were $3.1 million.

        As a result of a financial transaction entered into in September 2009, we had $155.0 million in aggregate principal amount of 2012 Notes outstanding on March 31, 2010. The 2012 Notes mature on October 31, 2012, subject to earlier mandatory redemption as specified milestone events under our collaboration with Janssen are achieved prior to October 31, 2012. In addition, in September 2009, we sold our rights to receive an additional $95.0 million of potential future milestone payments that we expect to receive from Janssen for the launch of telaprevir in the European Union. As a result of these transactions, the $250.0 million of potential milestone payments from Janssen related to the filing, approval and launch of telaprevir in the European Union, if and when earned, will not provide us with liquidity in the future except to the extent that they fund redemption of $155.0 million in principal amount of our 2012 Notes.

        Our accrued restructuring expense of $33.3 million at March 31, 2010 relates to the portion of the facility that we lease in Kendall Square that we do not intend to occupy and includes other related lease obligations, recorded at net present value. In the first quarter of 2010, we made cash payments of $3.7 million against the accrued expense and received $2.2 million in sublease rental payments. During the last nine months of 2010, we expect to make additional cash payments of $11.2 million against the accrued expense and to receive $6.4 million in sublease rental payments.

        We expect to continue to make significant investments in our development pipeline, particularly for clinical trials of telaprevir and VX-770, in our effort to prepare for potential registration, regulatory approval and commercial launch of telaprevir and VX-770, and in clinical trials for our other drug candidates, including VX-222, VX-809, VX-509 and VX-765. We also expect to maintain our substantial investment in research. As a result, we expect to incur future losses on a quarterly and annual basis at least until we obtain marketing approval and successfully commercialize a product. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our drug candidates and our decisions regarding manufacturing and commercial investments.

        We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We may raise additional capital in order to maintain adequate working capital and cash reserves to continue our diversified research, discovery and development efforts through public offerings or private placements of our securities, securing new collaborative agreements or other methods of financing. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs or attempt to obtain funds through arrangements that may require us to relinquish rights to certain of our technologies or drug candidates.

Contractual Commitments and Obligations

        Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission, or SEC, on February 19, 2010. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K, except that, as anticipated, the holders of our remaining 2013 Notes converted those 2013 Notes into 1.4 million shares of our common stock in the first quarter of 2010.

Recent Accounting Pronouncements

        Refer to Note P, "Recent Accounting Pronouncements," in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

        We invest our cash in a variety of financial instruments, principally securities issued by the United States government and its agencies, investment grade corporate bonds and notes and money market instruments. These investments are denominated in United States dollars. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the term-to-maturity of our investment instruments. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of March 31, 2010 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1A.    Risk Factors

        Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on February 19, 2010. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

  •
  our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for telaprevir, VX-770, VX-222, VX-809, VX-509, VX-765 and other drug candidates under development by us and our collaborators, including our intention to complete the NDA submission for telaprevir in the United States in the second half of 2010 and to begin submitting portions of our NDA for telaprevir in the summer of 2010, and the possibility that we could submit an NDA for VX-770 in the second half of 2011;

  •
  our expectations regarding the expected date by which SVR data will be available and/or publicly announced for our ADVANCE, REALIZE and ILLUMINATE trials, and our expectations regarding the timing and structure of clinical trials of our other drug candidates, including VX-770, VX-222, VX-509 and VX-765 and combinations of telaprevir and VX-222 and VX-770 and VX-809;

  •
  expectations regarding the amount of, timing of and trends with respect to our revenues, costs and expenses and other gains and losses, including those related to the intangible assets associated with the ViroChem acquisition and to the liabilities we recorded in connection with the financial transactions that we entered into in September 2009;

  •
  our belief that if we are able to successfully commercialize telaprevir in accordance with current development timelines, we will begin receiving revenues from the sale of telaprevir in 2011;

  •
  the data that will be generated by ongoing and planned clinical trials and the ability to use that data for the design and initiation of further clinical trials and to support regulatory filings, including potential applications for marketing approval for telaprevir and VX-770;

  •
  the possibility that we will evaluate combination regimens of VX-770 and VX-809 in patients with CF;

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

  •
  potential business development activities;

  •
  our ability to use our research programs to identify and develop new drug candidates to address serious diseases and significant unmet medical needs;

  •
  our estimates regarding obligations associated with a lease of a facility in Kendall Square, Cambridge, Massachusetts; and

  •
  our liquidity and our expectations regarding our needs for and ability to raise additional capital.

        Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on February 19, 2010, and updated and supplemented by "Part II—Item 1A—Risk Factors" of this Quarterly Report on Form 10-Q. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased under Publicly Announced Plans or Programs
January 1, 2010 to January 31, 2010	11,494	$0.01	—	—
February 1, 2010 to February 28, 2010	3,377	$0.01	—	—
March 1, 2010 to March 31, 2010	10,669	$0.01	—	—

        The repurchases were made under the terms of our 1996 Stock and Option Plan and 2006 Stock and Option Plan. Under these plans, we award shares of restricted stock to our employees and consultants that typically are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient's service to us is terminated. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares, which typically is the par value per share of $0.01. Repurchased shares are returned to the applicable Stock and Option Plan under which they were issued. Shares returned to the 2006 Stock and Option Plan are available for future awards under the terms of that plan.

Item 6.    Exhibits

Exhibit No.	Description
10.1	Amended and Restated Employment Agreement between Peter Mueller and Vertex Pharmaceuticals Incorporated, dated February 5, 2010.*
10.2	Amended and Restated Change of Control Agreement between Peter Mueller and Vertex Pharmaceuticals Incorporated, dated February 5, 2010.*
10.3	Amended and Restated Employment Agreement between Amit Sachdev and Vertex Pharmaceuticals Incorporated, dated February 5, 2010.*
10.4	Amended and Restated Change of Control Agreement between Amit Sachdev and Vertex Pharmaceuticals Incorporated, dated February 5, 2010.*
10.5	Amended and Restated Employment Agreement between Lisa Kelly-Croswell and Vertex Pharmaceuticals Incorporated, dated February 5, 2010.*
10.6	Amended and Restated Change of Control Agreement between Lisa Kelly-Croswell and Vertex Pharmaceuticals Incorporated, dated February 5, 2010.*
10.7	Amended and Restated Employment Agreement between Kenneth S. Boger and Vertex Pharmaceuticals Incorporated, dated February 5, 2010.*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**
101.DEF	XBRL Taxonomy Extension Definition**

*
Management contract, compensatory plan or agreement.

**
Pursuant to applicable securities laws and regulations, we will be deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and will not be subject to liability under any anti-fraud provisions of the federal securities laws with respect to such interactive data files as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed and otherwise are not subject to liability, except as provided by applicable securities laws and regulations.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2010	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)