Form 10-Q
period 2010-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2010-08-03
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share Class	202,831,612 Outstanding at July 29, 2010

 VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

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

Part I. Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$337,608	$446,658
Marketable securities, available for sale	641,537	838,255
Accounts receivable	3,548	9,601
Prepaid expenses and other current assets	21,862	12,512

Total current assets	1,004,555	1,307,026

Restricted cash	34,090	30,313
Property and equipment, net	60,438	62,279
Intangible assets	518,700	518,700
Goodwill	26,102	26,102
Other assets	10,317	11,068

Total assets	$1,654,202	$1,955,488

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$46,495	$36,989
Accrued expenses and other current liabilities	106,668	118,753
Accrued interest	—	571
Deferred revenues, current portion	78,273	74,956
Accrued restructuring expense, current portion	6,162	6,316
Convertible senior subordinated notes	—	32,071
Secured notes (due October 2012), current portion	45,776	—
Other obligations	9,002	15,227

Total current liabilities	292,376	284,883

Accrued restructuring expense, excluding current portion	27,762	27,701
Secured notes (due October 2012), excluding current portion	86,407	121,765
Liability related to sale of potential future milestone payments	63,082	38,207
Deferred revenues, excluding current portion	195,223	225,575
Deferred tax liability	160,278	160,278
Other liabilities	1,939	733

Total liabilities	827,067	859,142

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at June 30, 2010 and December 31, 2009; 202,532,925 and 199,955,023 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,007	1,982
Additional paid-in capital	3,880,746	3,784,787
Accumulated other comprehensive loss	(558)	(640)
Accumulated deficit	(3,055,060)	(2,689,783)

Total stockholders' equity	827,135	1,096,346

Total liabilities and stockholders' equity	$1,654,202	$1,955,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Royalty revenues	$7,262	$5,917	$13,669	$12,057
Collaborative revenues	24,360	13,147	40,382	30,986

Total revenues	31,622	19,064	54,051	43,043
Costs and expenses:
Royalty expenses	3,086	3,267	6,453	6,843
Research and development expenses	155,082	139,331	298,094	282,912
Sales, general and administrative expenses	40,915	32,526	76,467	61,046
Restructuring expense	2,112	1,107	2,892	3,509
Acquisition-related expenses	—	—	—	7,793

Total costs and expenses	201,195	176,231	383,906	362,103

Loss from operations	(169,573)	(157,167)	(329,855)	(319,060)
Interest income	484	1,489	939	4,088
Interest expense	(3,683)	(3,325)	(7,638)	(6,703)
Change in fair value of derivative instruments	(27,234)	—	(28,723)	—
Loss on exchange of convertible subordinated notes	—	(12,294)	—	(12,294)

Net loss	$(200,006)	$(171,297)	$(365,277)	$(333,969)

Basic and diluted net loss per common share	$(1.00)	$(0.99)	$(1.83)	$(2.03)

Basic and diluted weighted-average number of common shares outstanding	200,397	172,563	199,670	164,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(365,277)	$(333,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	15,496	14,909
Stock-based compensation expense	43,782	48,862
Other non-cash based compensation expense	3,497	3,311
Secured notes (due 2012) discount amortization expense	6,570	—
Change in fair value of derivative instruments	28,723	—
Loss on exchange of convertible subordinated notes	—	12,294
Loss on disposal of property and equipment	22	2,076
Changes in operating assets and liabilities, excluding the effect of an acquisition:
Accounts receivable	6,045	8,744
Prepaid expenses and other current assets	(9,400)	(105)
Accounts payable	9,636	(24,565)
Accrued expenses and other liabilities	(16,884)	(17,770)
Accrued restructuring expense	(93)	(14)
Accrued interest	(431)	(685)
Deferred revenues	(27,035)	(16,712)

Net cash used in operating activities	(305,349)	(303,624)
Cash flows from investing activities:
Purchases of marketable securities	(321,252)	(250,715)
Sales and maturities of marketable securities	518,141	345,457
Payment for the acquisition of ViroChem, net of cash acquired	—	(87,422)
Expenditures for property and equipment	(12,796)	(11,165)
Increase in restricted cash	(3,777)	—
(Increase) decrease in other assets	(906)	365

Net cash provided by (used in) investing activities	179,410	(3,480)
Cash flows from financing activities:
Issuances of common stock from employee benefit plans	17,137	16,584
Issuances of common stock from stock offerings, net	—	313,250
Debt conversion/exchange costs	(22)	(85)

Net cash provided by financing activities	17,115	329,749
Effect of changes in exchange rates on cash	(226)	(2,811)

Net (decrease) increase in cash and cash equivalents	(109,050)	19,834
Cash and cash equivalents—beginning of period	446,658	389,115

Cash and cash equivalents—end of period	$337,608	$408,949

Supplemental disclosure of cash flow information:
Cash paid for interest	$761	$6,828
Conversion/exchange of convertible subordinated notes for common stock	$32,071	$143,500
Accrued interest offset to additional paid-in capital on conversion/exchange of convertible subordinated notes	$140	$2,099
Unamortized debt issuance costs of converted/exchanged convertible subordinated notes offset to additional paid-in capital	$624	$3,476
Fair value of common stock issued to acquire ViroChem	$—	$290,557

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2010 and 2009.

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

	At June 30,
	2010	2009
	(in thousands, except per share amounts)
Stock options	20,993	18,095
Weighted-average exercise price (per share)	$32.07	$30.03
Convertible notes	—	6,223
Conversion price (per share)	n/a	$23.14
Unvested restricted stock and restricted stock units	1,871	1,778

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

        The Company's collaborators funded portions of the Company's research and development programs related to specific drug candidates and research targets, including telaprevir, in the three and six months ended June 30, 2010 and 2009. The Company's collaborative revenues, including amortization of up-front license fees received in prior periods, were $24.4 million and $13.1 million, respectively, for the three months ended June 30, 2010 and 2009 and $40.4 million and $31.0 million, respectively, for the six months ended June 30, 2010 and 2009. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were approximately $40 million and approximately $37 million, respectively, for the three months ended June 30, 2010 and 2009 and approximately $77 million and approximately $86 million, respectively, for the six months ended June 30, 2010 and 2009.

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

Revenue Recognition

  Collaborative Revenues

        The Company's revenues are generated primarily through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payment to the Company of one or more of the following: nonrefundable, up-front license fees; funding of research and/or development activities; payments for services the Company provides through its third-party manufacturing network; milestone payments; and royalties on product sales. Each of these types of payments results in collaborative revenues, except for revenues from royalties on product sales, which are classified as royalty revenues.

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

  Up-front Fees

        The Company recognizes revenues from nonrefundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the period over which the research and development is expected to occur or manufacturing services are expected to be provided. In order to estimate the period of performance, the Company is required to make estimates regarding the drug development and commercialization timelines for compounds being developed pursuant to the applicable agreement. The Company's estimates regarding the period of performance under certain of its collaboration agreements have changed in the past and may change in the future.

  Milestones

        At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required. The Company recognizes revenues related to substantive milestones in full in the period in which the substantive milestone is achieved, if payment is reasonably assured and the Company's performance obligations are fully satisfied. If the Company has obligations remaining after the achievement of the milestone, the Company considers whether it has sufficient evidence of the fair value of its remaining obligations. If (A) a milestone is not considered substantive or (B) the Company has remaining obligations after the achievement of a substantive milestone and does not have sufficient evidence of the fair value of those obligations, the Company recognizes the applicable milestone over the period of performance.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

  Research and Development Activities/Manufacturing Services

        Under certain of its collaboration agreements, the Company is entitled to reimbursement from its collaborators for specified research and development expenses and/or payments for specified manufacturing services that the Company provides through its third-party manufacturing network. The Company typically recognizes the revenues related to these reimbursable expenses and manufacturing services in the period in which the reimbursable expenses are incurred or the manufacturing services are provided. The Company considers the nature and contractual terms of the arrangement and the nature of the Company's business operations in order to determine whether research and development funding will result in collaborative revenues or an offset to research and development expenses.

  Royalty Revenues

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

        The Company has sold its rights to certain royalties on sales of HIV protease inhibitors and recognizes the revenues related to this sale as royalty revenues. In the circumstance where the Company has sold its rights to future royalties under a license agreement and also maintains continuing involvement in the royalty arrangement (but not significant continuing involvement in the generation of the cash flows due to the purchaser of the future royalty rights), the Company defers recognition of the proceeds it receives for the royalty stream and recognizes these deferred revenues over the life of the license agreement. The Company recognizes these deferred revenues pursuant to the units-of-revenue method. Under this method, the amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the royalty payments due to the purchaser for the period by (2) the ratio of the remaining deferred revenue amount to the total estimated remaining royalty payments due to the purchaser over the term of the agreement. The Company's estimates regarding the estimated remaining royalty payments due to the purchaser have changed in the past and may change in the future.

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

Derivative Instruments and Embedded Derivatives

        The Company has entered into financial transactions involving a free-standing derivative instrument and embedded derivatives. These financial transactions include arrangements involving

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

secured notes, the sale of potential future milestone payments and convertible notes. The embedded derivatives are required to be bifurcated from the host instruments because the derivatives are not clearly and closely related to the host instruments. The Company determines the fair value of each derivative instrument or embedded derivative on the date of issuance. The estimates of the fair value of these derivatives, particularly with respect to derivatives related to the achievement of milestones in the development of specific drug candidates, include significant assumptions regarding the estimates market participants would make in order to evaluate the derivative. Changes in the fair value of these derivatives are evaluated on a quarterly basis. Please refer to Note L, "September 2009 Financial Transactions," for further information.

C. Stock-based Compensation Expense

        The Company issues stock options, restricted stock and restricted stock units with service conditions, which are generally the vesting periods of the awards. The Company also issues, to certain members of senior management, restricted stock and restricted stock units that vest upon the earlier of the satisfaction of (i) market or performance conditions or (ii) a service condition, and stock options that vest upon the earlier of the satisfaction of (1) performance conditions or (2) a service condition. In the second quarter of 2010, based on the advancement of the telaprevir registration program, the Company began recognizing a portion of the stock-based compensation expense related to certain grants that contain performance conditions and a service condition over an implicit service period that is shorter than the service period over which the Company had been recognizing the expense. The implicit service period is the period that will be required to meet the performance condition based on the Company's estimates.

        These stock options, restricted stock and restricted stock units are granted under the Company's stock and option plans. In addition, the Company issues shares pursuant to an employee stock purchase plan ("ESPP"). On May 13, 2010, the Company's shareholders approved an increase in the number of shares of common stock authorized for issuance under the Company's Amended and Restated 2006 Stock and Option Plan by 12,000,000 shares, from 21,602,380 shares to 33,602,380 shares.

        The effect of stock-based compensation expense during the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Stock-based compensation expense by line item:
Research and development expenses	$17,735	$20,542	$32,055	$37,894
Sales, general and administrative expenses	6,714	6,043	11,727	10,968

Total stock-based compensation expense included in net loss	$24,449	$26,585	$43,782	$48,862

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Stock-based Compensation Expense (Continued)

        The stock-based compensation expense by type of award during the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$17,735	$20,707	$31,203	$36,864
Restricted stock and restricted stock units	5,743	4,948	10,490	9,705
ESPP share issuances	971	930	2,089	2,293

Total stock-based compensation expense included in net loss	$24,449	$26,585	$43,782	$48,862

        The stock-based compensation expense for the three and six months ended June 30, 2009 included $4.5 million and $9.2 million, respectively, related to accelerated vesting and the modification of stock options and $0.6 million and $1.3 million, respectively, related to accelerated vesting of restricted stock awards, in each case in connection with Dr. Joshua Boger's transition arrangement. The stock-based compensation expense for the three and six months ended June 30, 2009 also included $1.5 million related to accelerated vesting of stock options and $0.3 million related to accelerated vesting of restricted stock awards, in each case in connection with another executive officer's severance arrangement. The following table sets forth the unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 30, 2010 by type of award and the weighted-average period over which that expense is expected to be recognized for the Company's stock options, restricted stock and restricted stock units, and ESPP share issuances:

	As of June 30, 2010
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$124,087	2.84
Restricted stock and restricted stock units	39,186	2.30
ESPP share issuances	3,157	0.64

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

D. Marketable Securities

        A summary of cash, cash equivalents and marketable securities is shown below:

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents
Cash and money market funds	$295,498	$—	$—	$295,498
Government-sponsored enterprise securities	42,109	3	(2)	42,110

Total cash and cash equivalents	$337,607	$3	$(2)	$337,608

Marketable securities
U.S. Treasury securities (due within 1 year)	$205,968	$23	$—	$205,991
Government-sponsored enterprise securities (due within 1 year)	435,439	108	(1)	435,546

Total marketable securities	$641,407	$131	$(1)	$641,537

Total cash, cash equivalents and marketable securities	$979,014	$134	$(3)	$979,145

December 31, 2009
Cash and cash equivalents
Cash and money market funds	$251,005	$—	$—	$251,005
U.S. Treasury securities	20,198	—	(5)	20,193
Government-sponsored enterprise securities	175,455	8	(3)	175,460

Total cash and cash equivalents	$446,658	$8	$(8)	$446,658

Marketable securities
U.S. Treasury securities (due within 1 year)	$223,422	$—	$(99)	$223,323
Government-sponsored enterprise securities (due within 1 year)	614,869	81	(18)	614,932

Total marketable securities	$838,291	$81	$(117)	$838,255

Total cash, cash equivalents and marketable securities	$1,284,949	$89	$(125)	$1,284,913

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

        As of June 30, 2010, the Company had one government-sponsored enterprise security that was in a gross unrealized loss position and no marketable securities in any other category that were in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

D. Marketable Securities (Continued)

related to marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of June 30, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Government-sponsored enterprise securities	$40,019	$(1)	$—	$—	$40,019	$(1)

Total	$40,019	$(1)	$—	$—	$40,019	$(1)

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

        In the three months ended June 30, 2010 and 2009, the Company had proceeds of $333.9 million and $171.5 million, respectively, from sales and maturities of available-for-sale securities. In the six months ended June 30, 2010 and 2009, the Company had proceeds of $518.1 million and $345.5 million, respectively, from sales and maturities of available-for-sale securities.

        Realized gains and losses are determined using the specific identification method and are included in interest income on the condensed consolidated statements of operations. There were no gross realized gains and losses for the three and six months ended June 30, 2010 and 2009.

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

        The Company's investment strategy is focused on capital preservation. The Company invests in instruments that meet credit quality standards as outlined in the Company's investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue or type of instrument. Beginning in the fourth quarter of 2007, the Company began to shift its investments to instruments that carry less exposure to market volatility and liquidity pressures. As of June 30, 2010, the Company's investments are in money market funds and short-term government guaranteed or supported securities.

        As of June 30, 2010, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs. The Company's financial assets that were valued based on Level 1 inputs consist of a money market fund, U.S. Treasuries and government-sponsored enterprise securities, which are government-supported. The money market fund in which the Company invests also holds government-sponsored enterprise securities. During the three and six months ended June 30, 2010 and 2009, the Company did not record an other-than-temporary impairment charge related to its financial assets. The Company's financial liabilities that were subject to fair value measurement relate to the financial transactions that the Company entered into in September 2009 and are valued based on Level 3 inputs. Please refer to Note L, "September 2009 Financial Transactions."

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

E. Fair Value of Financial Instruments (Continued)

        The following table sets forth the Company's financial assets and liabilities subject to fair value measurements as of June 30, 2010:

	Fair Value Measurements as of June 30, 2010
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$234,793	$234,793	$—	$—
Government-sponsored enterprise securities	42,110	42,110	—	—
Marketable securities:
U.S. Treasury securities	205,991	205,991	—	—
Government-sponsored enterprise securities	435,546	435,546	—	—
Restricted cash	34,090	34,090	—	—

Total	$952,530	$952,530	$—	$—

Financial liabilities carried at fair value:
Embedded derivative related to 2012 Notes	$14,300	$—	$—	$14,300
Liability related to sale of potential future milestone payments	63,082	—	—	63,082

Total	$77,382	$—	$—	$77,382

        The following table is a reconciliation of financial liabilities measured at fair value using significant unobservable inputs (Level 3):

Six Months Ended June 30, 2010
(in thousands)
Balance, December 31, 2009	$48,659
Change in fair value of derivative instruments	28,723

Balance, June 30, 2010	$77,382

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

F. Comprehensive Loss

        For the three and six months ended June 30, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Net loss	$(200,006)	$(171,297)	$(365,277)	$(333,969)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	40	(843)	168	(2,836)
Foreign currency translation adjustment	482	118	(86)	86

Total change in other comprehensive income (loss)	522	(725)	82	(2,750)

Total comprehensive loss	$(199,484)	$(172,022)	$(365,195)	$(336,719)

G. Income Taxes

        At June 30, 2010 and December 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions at June 30, 2010 and December 31, 2009.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

H. Restructuring Expense (Continued)

        The restructuring expense incurred in the three and six months ended June 30, 2010 and 2009 relates only to the portion of the Kendall Square Facility that the Company is not occupying and does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

        In estimating the expense and liability under its Kendall Square Lease obligation, the Company estimated (i) the costs to be incurred to satisfy rental and build-out commitments under the lease (including operating costs), (ii) the lead-time necessary to sublease the space, (iii) the projected sublease rental rates and (iv) the anticipated durations of subleases. The Company uses a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows. The Company reviews its estimates and assumptions on at least a quarterly basis, and intends to continue such reviews until the termination of the Kendall Square Lease, and will make whatever modifications the Company believes necessary, based on the Company's best judgment, to reflect any changed circumstances. The Company's estimates have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of the liability, and the effect of any such adjustments could be material. Changes to the Company's estimate of the liability are recorded as additional restructuring expense/(credit). In addition, because the Company's estimate of the liability includes the application of a discount rate to reflect the time-value-of-money, the Company will record imputed interest costs related to the liability each quarter. These costs are included in restructuring expense on the Company's condensed consolidated statements of operations.

        For the three months ended June 30, 2010, the Company recorded restructuring expense of $2.1 million, which was partially due to revisions of key estimates and assumptions related to the exercise by a sublessee of an option to continue subleasing a portion of the Kendall Square Facility through 2015 and changes to certain assumptions for the period from 2015 to 2018, and partially the result of the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended June 30, 2010 was as follows (in thousands):

	Liability as of March 31, 2010	Cash payments in the second quarter of 2010	Cash received from subleases in the second quarter of 2010	Charge in the second quarter of 2010	Liability as of June 30, 2010
Lease restructuring liability	$33,333	$(3,754)	$2,233	$2,112	$33,924

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

        For the six months ended June 30, 2010, the Company recorded restructuring expense of $2.9 million, which was primarily the result of the imputed interest cost relating to the restructuring liability and partially the result of revisions to key estimates and assumptions in the second quarter of 2010. The activity related to the restructuring liability for the six months ended June 30, 2010 was as follows (in thousands):

	Liability as of December 31, 2009	Cash payments in the first half of 2010	Cash received from subleases in the first half of 2010	Charge in the first half of 2010	Liability as of June 30, 2010
Lease restructuring liability	$34,017	$(7,415)	$4,430	$2,892	$33,924

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

2009 Debt Exchanges and 2010 Debt Conversions

        As of January 1, 2009, the Company had outstanding $287.5 million in aggregate principal amount of 4.75% convertible senior subordinated notes due 2013 (the "2013 Notes"). The 2013 Notes were convertible, at the option of the holder, into common stock at a price equal to $23.14 per share or 43.22 shares of common stock per $1,000 in principal amount of the 2013 Notes, subject to adjustment. The 2013 Notes bore interest at the rate of 4.75% per annum, and the Company was required to make semi-annual interest payments on the outstanding principal balance of the 2013 Notes on February 15 and August 15 of each year. The Company had the right to redeem the 2013 Notes, in whole or in part, on or after February 15, 2010, at the redemption prices stated in the indenture, plus accrued and unpaid interest to, but excluding, the redemption date. The 2013 Notes would have matured on February 15, 2013.

        In the second quarter of 2009, the Company exchanged $143.5 million in aggregate principal amount of the 2013 Notes, plus accrued interest, for 6,601,000 shares of newly-issued common stock. In order to induce the holders of the 2013 Notes to enter into these exchanges, the Company agreed to issue 46 shares of common stock for each $1,000 in principal amount of the 2013 Notes, which was 2.78 more shares of common stock per $1,000 in principal amount than were provided for upon conversion pursuant to the terms of the 2013 Notes. As a result of these exchanges, the Company incurred a non-cash charge of $12.3 million in the second quarter of 2009 related to the incremental shares that were issued to the holders of the 2013 Notes. In addition, accrued interest of $2.1 million and unamortized debt issuance costs of the 2013 Notes of $3.5 million were recorded as an offset to additional paid-in capital.

        In the fourth quarter of 2009, the Company exchanged $111.9 million in aggregate principal amount of the 2013 Notes, plus accrued interest, for 4,980,838 shares of newly-issued common stock. In order to induce the holders of the 2013 Notes to enter into these exchanges, the Company agreed to issue 44.5 shares of common stock for each $1,000 in principal amount of the 2013 Notes, which was 1.28 more shares of common stock per $1,000 in principal amount than were provided for upon conversion pursuant to the terms of the 2013 Notes. As a result of these exchanges, the Company incurred a non-cash charge of $5.8 million in the fourth quarter of 2009 related to the incremental shares that were issued to the holders of the 2013 Notes. In addition, accrued interest of $1.3 million and unamortized debt issuance costs of the 2013 Notes of $2.4 million were recorded as an offset to additional paid-in capital.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

I. Equity and Debt Offerings and Debt Exchanges and Conversions (Continued)

        In the first quarter of 2010, the Company announced that it would redeem the remaining $32.1 million in aggregate principal amount of the 2013 Notes on March 19, 2010. Instead, the holders of the remaining 2013 Notes elected to convert their 2013 Notes, pursuant to the original terms of the 2013 Notes, into 1,386,006 shares of newly-issued common stock in full satisfaction of the 2013 Notes. Accrued interest of $0.1 million and unamortized debt issuance costs of the 2013 Notes of $0.6 million were recorded as an offset to additional paid-in capital.

J. Collaborative Arrangements

Janssen Pharmaceutica, N.V.

        In June 2006, the Company entered into a collaboration agreement with Janssen Pharmaceutica, N.V. ("Janssen") for the development, manufacture and commercialization of telaprevir. Under the agreement, Janssen has agreed to be responsible for 50% of the drug development costs incurred under the development program for the parties' territories (North America for the Company, and the rest of the world, other than the Far East, for Janssen) and has exclusive rights to commercialize telaprevir in its territories including Europe, South America, the Middle East, Africa and Australia.

        Janssen made a $165.0 million up-front license payment to the Company in July 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. The Company's estimates regarding the period of performance under the Janssen collaboration agreement were adjusted in 2007, in the third quarter of 2009 and in the first quarter of 2010, as a result of changes in the global development plan for telaprevir, which contemplates the conduct of certain development activities in the post-approval period, if telaprevir is approved for marketing. These adjustments were made on a prospective basis beginning in the periods in which the changes were identified and resulted in a decrease in the amount of revenues the Company recognized from the Janssen agreement by $2.6 million per quarter for the first adjustment, by $1.1 million per quarter for the second adjustment and by $1.4 million per quarter for the third adjustment. As of June 30, 2010, there was $74.6 million in deferred revenues related to this up-front license payment that will be recognized over the remaining estimated period of performance.

        Under the agreement, Janssen agreed to make contingent milestone payments, which could have totaled up to $380.0 million for successful development, approval and launch of telaprevir as a product. As of June 30, 2010, the Company had earned $100.0 million of these contingent milestone payments. The remaining $280.0 million in milestones under the Company's agreement with Janssen include $100.0 million related to the regulatory filing with and approval of telaprevir by the European Medicines Evaluation Agency, and $150.0 million related to the launch of telaprevir in the European Union. On September 30, 2009, the Company entered into two financial transactions related to the $250.0 million in milestones related to the filing, approval and launch of telaprevir in the European Union. Please refer to Note L, "September 2009 Financial Transactions." No revenues from milestone payments were recognized in the three or six month periods ended June 30, 2010 or 2009.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

J. Collaborative Arrangements (Continued)

        Under the collaboration agreement for telaprevir, each party incurs internal and external reimbursable expenses related to the telaprevir development program and is reimbursed for 50% of these expenses. The Company recognizes the full amount of the reimbursable costs it incurs as research and development expenses on its condensed consolidated statements of operations and recognizes the net amount that Janssen is obligated to pay the Company with respect to reimbursable expenses, after offsetting reimbursable expenses incurred by Janssen, as collaborative revenues.

        In addition, the collaboration agreement requires the Company to provide Janssen certain services through the Company's third-party manufacturing network. Reimbursements from Janssen for manufacturing services are recorded as collaborative revenues.

        The collaboration agreement with Janssen also provides the Company with royalties on any sales of telaprevir in the Janssen territories, with a tiered royalty averaging in the mid-20% range, as a percentage of net sales in the Janssen territories. Each of the parties will be responsible for drug supply in their respective territories. In addition, Janssen will be responsible for certain third-party royalties on net sales in its territories. Janssen may terminate the agreement (A) prior to the receipt of marketing approval for telaprevir, without cause at any time upon six months' notice to the Company or (B) if marketing approval has been obtained, the later of (i) one year's advance notice and (ii) such period as may be required to assign and transfer to the Company specified filings and approvals.

        During the three and six months ended June 30, 2010 and 2009, the Company recognized the following collaborative revenues attributable to the Janssen collaboration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Amortized portion of up-front payment	$3,107	$5,610	$6,214	$11,220
Net reimbursement for telaprevir development costs	3,501	7,180	5,907	18,705
Reimbursement for manufacturing services	5,274	—	6,225	—

Total collaborative revenues attributable to the Janssen collaboration	$11,882	$12,790	$18,346	$29,925

Mitsubishi Tanabe Pharma Corporation

        In June 2004, the Company entered into a collaboration agreement (the "MTPC Agreement") with Mitsubishi Tanabe Pharma Corporation ("Mitsubishi Tanabe"), pursuant to which Mitsubishi Tanabe agreed to provide financial and other support for the development and commercialization of telaprevir. Under the terms of the agreement, Mitsubishi Tanabe has the right to develop and commercialize telaprevir in Japan and certain other Far East countries. The MTPC Agreement provided for payments by Mitsubishi Tanabe to the Company through Phase 2 clinical development, including an up-front license fee, development-stage milestone payments and reimbursement of certain drug development costs for telaprevir.

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

        Prior to the amendment, the Company recognized revenues based on an amortized portion of the 2004 up-front payment, milestones, if any, and reimbursement of certain of the Company's expenses incurred in telaprevir development. The $105.0 million payment that the Company received in the third quarter of 2009 pursuant to the amended agreement is a nonrefundable, up-front license fee and revenues related to this payment are being recognized on a straight-line basis over the Company's expected period of performance under the amended agreement. As of June 30, 2010, there was $70.1 million in deferred revenues related to this up-front license payment that will be recognized over the remaining period of performance. In connection with the amendment to the MTPC Agreement, the Company agreed to supply manufacturing services to Mitsubishi Tanabe through the Company's third-party manufacturing network. The payments that the Company receives from Mitsubishi Tanabe for manufacturing services are recognized as collaborative revenues.

        During the three and six months ended June 30, 2010 and 2009, the Company recognized the following collaborative revenues attributable to the Mitsubishi Tanabe collaboration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Amortized portion of up-front payment	$9,558	$42	$19,116	$83
Reimbursement for telaprevir development costs	—	620	—	760
Payments for manufacturing services	2,478	—	2,478	—

Total collaborative revenues attributable to the Mitsubishi Tanabe collaboration	$12,036	$662	$21,594	$843

K. Acquisition of ViroChem Pharma Inc.

        On March 12, 2009, the Company acquired 100% of the outstanding equity of ViroChem Pharma Inc. ("ViroChem"), a privately-held biotechnology company based in Canada, for $100.0 million in cash and 10,733,527 shares of the Company's common stock. Vertex acquired ViroChem in order to add two clinical development-stage HCV polymerase inhibitors to Vertex's HCV drug development portfolio. At the time of the acquisition, ViroChem was also engaged in research activities related to viral diseases and was developing an early-stage drug candidate for the treatment of patients with HIV infection. The transaction was accounted for under the acquisition method of accounting. All of the assets acquired and liabilities assumed in the transaction were recognized at their acquisition-date fair values, while transaction costs and restructuring costs associated with the transaction were expensed as incurred. The intangible assets and goodwill related to the ViroChem

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Acquisition of ViroChem Pharma Inc. (Continued)

acquisition are tested for impairment on an annual basis as of October 1, or earlier if impairment indicators are present.

        All of the intangible assets acquired in the ViroChem acquisition related to in-process research and development assets. These in-process research and development assets primarily related to ViroChem's two clinical development-stage HCV polymerase inhibitors, VX-222 and VX-759, which accounted for $412.9 million and $105.8 million, respectively, of the intangible assets reflected on the Company's condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009. The Company's condensed consolidated balance sheets also reflect goodwill that relates to the potential synergies from the possible development of combination therapies involving telaprevir and the acquired drug candidates. No impairment has been found for VX-222 or VX-759 or goodwill since the acquisition date.

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

        The deferred tax liability of $160.3 million as of June 30, 2010 and December 31, 2009 primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired from ViroChem, which are not deductible for tax purposes. In connection with the impairment charge for VCH-286, the Company also recorded an adjustment of $2.2 million to the deferred tax liability in the fourth quarter of 2009.

        In connection with the acquisition of ViroChem, the Company incurred $7.8 million in expenses in the first quarter of 2009, which are reflected as acquisition-related expenses on the condensed consolidated statement of operations in the six months ended June 30, 2009. These costs include transaction expenses as well as a restructuring charge the Company incurred in March 2009 when it determined it would restructure ViroChem's operations in order to focus on ViroChem's HCV development programs. As a result of this restructuring plan, which was completed in the second quarter of 2009, Vertex recorded a $2.1 million expense related to employee severance, benefits and related costs in the first quarter of 2009.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

L. September 2009 Financial Transactions (Continued)

        The 2012 Notes were issued at a discount and do not pay current interest prior to maturity. The 2012 Notes will mature on October 31, 2012, subject to earlier mandatory redemption to the extent specified milestone events set forth in the Company's collaboration with Janssen occur prior to October 31, 2012. $100.0 million of these potential milestone payments relate to the regulatory filing with and approval of telaprevir by the European Medicines Evaluation Agency, and $55.0 million of these potential milestone payments relate to the launch of telaprevir in the European Union. The Company will be required to redeem the portion of the 2012 Notes equal to each milestone payment as each such milestone payment is earned under the Janssen collaboration.

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

        The Company determines the fair value of the embedded derivative based on a probability-weighted model of the discounted value that market participants would ascribe to the potential mandatory redemption and early repayment features of the 2012 Notes. The Company records quarterly interest expense related to the 2012 Notes determined using the effective interest rate method. The fair value of this embedded derivative is evaluated quarterly, with any changes in the fair value of the embedded derivative resulting in a corresponding loss or gain. Changes in the fair value of the embedded derivative that result in a loss increase the liability each quarter by an amount corresponding to the loss and changes in the fair value of the embedded derivative that result in a gain decrease the liability each quarter by an amount corresponding to the gain. The liabilities related to the 2012 Notes, including the embedded derivative, are reflected together on the Company's condensed consolidated balance sheets. As of June 30, 2010, a portion of these liabilities, corresponding to the portion of the 2012 Notes that will be repaid in connection with achieving the first potential milestone, is reflected as a current liability. The balance of the liabilities related to the 2012 Notes is reflected as a long-term liability.

Sale of Future Milestone Payments

        On September 30, 2009, the Company entered into two purchase agreements with the Purchaser pursuant to which the Company sold its rights to an aggregate of $95.0 million in potential future milestone payments pursuant to the Janssen agreement related to the launch of telaprevir in the European Union, for nonrefundable payments totaling $32.8 million. The purchase agreements contain representations, warranties, covenants and indemnification obligations of each party, including the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

L. September 2009 Financial Transactions (Continued)

obligation of the Company to make the milestone payments to the Purchaser when the underlying milestone events are achieved if the Janssen agreement has been terminated.

        The Company determined that this sale of a potential future revenue stream should be accounted for as a liability because the Company has significant continuing involvement in the generation of the potential milestone payments pursuant to its collaboration agreement with Janssen. As a result, the Company records a liability on its condensed consolidated balance sheets equal to the fair value of the purchase agreements. No revenues or deferred revenues have been recorded on account of the amounts that the Company received from the Purchaser pursuant to these purchase agreements. In addition, the Company determined that the purchase agreements are free-standing derivative instruments. The aggregate fair value of the free-standing derivatives created by the sale of the rights to future milestone payments to the Purchaser pursuant to the purchase agreements is based on a probability-weighted model of the discounted value that market participants would ascribe to these rights. The models used to estimate the fair value of the rights sold to the Purchaser pursuant to the purchase agreements require the Company to make estimates regarding, among other things, the assumptions market participants would make regarding the timing and probability of achieving the milestones and the appropriate discount rates. The fair value of the rights sold to the Purchaser pursuant to the purchase agreements will be evaluated each reporting period, with any changes in the fair value of the derivative instruments based on the probability of achieving the milestones, the timing of achieving the milestones or discount rates resulting in a corresponding gain or loss. Because the Company's estimate of the fair value of the rights to the future milestone payments includes the application of a discount rate to reflect the time-value-of-money, the Company expects to record costs related to this liability each quarter.

Costs and Liabilities Related to September 2009 Financial Transactions

        In May 2010, the Company received positive data from the first Phase 3 clinical trial of telaprevir. Based on the positive data, the Company revised its estimates regarding the timing and probability of achieving the milestones pursuant to the Janssen agreement, which resulted in a significant increase in

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

L. September 2009 Financial Transactions (Continued)

the fair value of the embedded derivative related to the 2012 Notes and the liability related to the sale of potential future milestone payments during the second quarter of 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Expenses and Losses:
Interest expense related to 2012 Notes	$3,702	$—	$7,285	$—
Change in fair value of embedded derivative related to 2012 Notes	3,528	—	3,848	—
Change in fair value of free-standing derivatives related to sale of potential future milestone payments	23,706	—	24,875	—

Total September 2009 financial transaction expenses	$30,936	$—	$36,008	$—

	June 30, 2010	December 31, 2009
	(in thousands)
Liabilities:
2012 Notes, excluding fair value of embedded derivative	$117,883	$111,313
Embedded derivative related to 2012 Notes	14,300	10,452
Liability related to sale of potential future milestone payments	63,082	38,207

Total liabilities related to September 2009 financial transactions	$195,265	$159,972

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

Company's 1993 agreement with GlaxoSmithKline, from April 1, 2008 to the end of the term of the collaboration agreement, for a one-time cash payment of $160.0 million to the Company. In accordance with the Purchase Agreement, GlaxoSmithKline makes all royalty payments, net of the subroyalty amounts payable to Searle, directly to Fosamprenavir Royalty. The Purchase Agreement also contains other representations, warranties, covenants and indemnification obligations. The Company continues to be obligated for royalty amounts earned and that are due to Searle. The Company has instructed GlaxoSmithKline to pay such amounts directly to Searle as they become due.

        Because the transaction was structured as a non-cancellable sale, the Company has no significant continuing involvement in the generation of the cash flows due to Fosamprenavir Royalty and there are no guaranteed rates of return to Fosamprenavir Royalty, the Company recorded the proceeds as deferred revenues. These deferred revenues are being recognized as royalty revenues over the life of the collaboration agreement because of the Company's continuing involvement in the royalty arrangement over the term of the Purchase Agreement. Such continuing involvement, which is required pursuant to covenants contained in the Purchase Agreement, includes overseeing GlaxoSmithKline's compliance with the collaboration agreement, monitoring and defending patent infringement, adverse claims or litigation involving the royalty stream, undertaking to cooperate with Fosamprenavir Royalty's efforts to find a new license partner if GlaxoSmithKline terminates the collaboration agreement, and complying with the license agreement with Searle, including the obligation to make future royalty payments to Searle.

        The Company recorded $155.1 million, representing the proceeds of the transaction less the net royalty payable to Fosamprenavir Royalty for the period from April 1, 2008 through May 30, 2008, as deferred revenues to be recognized as royalty revenues over the life of the collaboration agreement based on the units-of-revenue method. The amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the net royalty payments due to Fosamprenavir Royalty for the period by (2) the ratio of the remaining deferred revenue amount to the total estimated remaining net royalties that GlaxoSmithKline is expected to pay Fosamprenavir Royalty over the term of the collaboration agreement. As of June 30, 2010, the Company had $123.1 million in deferred revenues related to the Purchase Agreement. In addition, the Company continues to recognize royalty revenues for the portion of the royalty earned that is due to Searle.

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

        The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trial investigators and sites in its drug development programs, in sponsored research agreements with academic and not-for-profit institutions, in various comparable agreements involving parties performing services for the Company, and in its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery, development and commercialization collaboration agreements. With respect to the Company's clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator's institution relating to personal injury or property damage, violations of law or certain breaches of the Company's contractual obligations arising out of the research or clinical testing of the Company's compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company's contractual obligations. The indemnification provisions appearing in the Company's collaboration agreements are similar, but in addition provide some limited indemnification for its collaborator in the event of third-party claims alleging infringement of intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

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

O. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities accrued as of June 30, 2010 or December 31, 2009.

P. Recent Accounting Pronouncements

        In April 2010, the Financial Accounting Standards Board ("FASB") provided updated guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. The update is effective on a prospective basis for fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the effect of this update to its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact on its condensed consolidated financial statements of its adoption or determine the timing and method of its adoption.

        In September 2009, the FASB provided updated guidance (1) on whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (2) requiring an entity to allocate revenue in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor- specific objective evidence or third-party evidence of selling price; and (3) eliminating the use of the residual method and requiring an entity to allocate revenue using the relative selling price method. The update is effective for fiscal years beginning on or after June 15, 2010, with early adoption permitted. Adoption may either be on a prospective basis or by retrospective application. The Company is currently evaluating the effect of this update to its accounting and reporting systems and processes; however, at this time the Company is unable to quantify the impact on its condensed consolidated financial statements of its adoption or determine the timing and method of its adoption.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. Telaprevir, our lead drug candidate, is being evaluated in a registration program focused on treatment-naïve and treatment-failure patients with genotype 1 hepatitis C virus, or HCV, infection. In May 2010, we reported positive data from our first Phase 3 clinical trial of telaprevir. We expect to receive data from the other two clinical trials in our registration program for telaprevir, including a second clinical trial evaluating telaprevir in treatment-naïve patients and a clinical trial evaluating telaprevir in patients who failed prior treatment with pegylated-interferon, or peg-IFN, and ribavirin, or RBV, in the third quarter of 2010. Assuming a successful outcome of the clinical program, we intend to complete the submission of our new drug application, or NDA, for telaprevir in the United States in the second half of 2010. We expect to initiate sales of telaprevir in the United States in 2011. We are pursuing a number of other clinical development programs, including a registration program for VX-770, the lead drug candidate in our cystic fibrosis, or CF, program. We plan to continue investing in our research and development programs and to develop selected drug candidates that emerge from those programs, alone or with third-party collaborators.

Business Focus

        Over the past several years, we have invested significant financial and management resources in the late-stage development of telaprevir and in strengthening our pipeline of drug candidates, through research and development activities and the acquisition of ViroChem Pharma Inc., or ViroChem. To fund these investments, we have raised significant capital through sales of common stock and convertible debt and other financial transactions. In order to execute our business plan and achieve profitability, we will need to complete the development of telaprevir on a timely basis and effectively commercialize telaprevir in the United States, where we have retained marketing rights to telaprevir.

        We believe that over the next several years we will need to further investigate other potential therapies for the treatment of HCV infection in addition to telaprevir and to research, develop and commercialize additional drug candidates in other therapeutic areas with significant unmet needs. As a result, we are committed to advancing the other clinical drug candidates in our pipeline and investing in our preclinical research programs. We are conducting a Phase 2a clinical trial to evaluate telaprevir in combination with VX-222, an investigational HCV polymerase inhibitor that we obtained in 2009 through our acquisition of ViroChem. The objective of our ongoing clinical trials of HCV drug candidates and our earlier-stage activities with respect to potential additional and combination treatments for HCV infection is to significantly improve the treatment options for patients with genotype 1 HCV infection. The most advanced of our other drug candidates is VX-770, which we are evaluating in a fully-enrolled registration program that focuses on patients with CF who have the G551D mutation in the gene responsible for CF. We also are planning to initiate in 2010 a Phase 2a clinical trial to evaluate VX-770 in combination with VX-809 in patients with the F508del mutation, the most common mutation in the gene responsible for CF. In addition, we are conducting a Phase 2a clinical trial of VX-509 in patients with moderate-to-severe rheumatoid arthritis and a fully-enrolled Phase 2a clinical trial of VX-765 in patients with treatment-resistant epilepsy. We expect interim data from the VX-765 clinical trial in the second half of 2010 and the VX-509 clinical trial in 2011.

Drug Discovery, Clinical Development and Regulatory Approval

        Discovery and development of a new pharmaceutical product is a difficult and lengthy process that requires significant financial resources along with extensive technical and regulatory expertise and can take 10 to 15 years or more. Throughout this entire process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, side-effects, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing as a pharmaceutical product. The toxicity characteristics and profiles of drug candidates at varying dose levels administered for varying periods of time also are monitored and evaluated during the nonclinical and clinical development process. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, most drug candidates that do advance into formal development never become commercial products and many drug candidates that complete Phase 3 clinical trials are not approved. A drug candidate's failure to progress or advance may be the result of any one or more of a wide range of adverse experimental outcomes at any point during the discovery, development or approval process, including, for example, a lack of sufficient efficacy against the disease target, a lack of acceptable absorption characteristics or other physical properties, difficulties in developing a cost-effective manufacturing or formulation method, or the discovery of toxicities or side-effects that are unacceptable for the disease indication being targeted or that adversely affect the competitive commercial profile of the drug candidate. Throughout the development process for a drug candidate, we must work collaboratively with regulatory authorities, including the United States Food and Drug Administration, or FDA, in order to identify the specific scientific issues that need to be addressed in the clinical trials to support continued development and approval of the drug candidate. If the data from our ongoing clinical trials or nonclinical studies regarding the safety or efficacy of a drug candidate are not favorable or regulatory authorities request additional clinical trials or changes to existing clinical trial protocols, we may be forced to delay or terminate the clinical development program for that drug candidate, which, particularly in the case of telaprevir, could materially harm our business.

        If we complete a registration program for a drug candidate and believe the data supports approval of the drug candidate, we will seek approval from the FDA of an NDA to market the drug candidate in the United States, and we or our collaborators will need to obtain the requisite approval from comparable authorities in foreign jurisdictions. Submitting an NDA and comparable foreign filings requires compiling, analyzing and synthesizing data from the clinical trials and nonclinical studies of the drug candidate and data regarding chemistry, manufacturing and controls, or CMC; developing proposed labeling; and providing plans for post-marketing studies, safety monitoring and risk evaluation and mitigation. To obtain approval, we must, among other things, demonstrate with evidence gathered in nonclinical and well-controlled clinical trials that the drug candidate is safe and effective for the disease it is intended to treat and that the manufacturing facilities, processes and controls for the drug candidate are adequate. After receiving an NDA or foreign regulatory filing, the FDA and/or other regulatory authorities may request supplemental analyses or data and/or ask us to complete additional clinical trials to support approval. In addition, the FDA and/or other regulatory authorities will conduct audits and inspections of our and our third-party contractors' practices, procedures and facilities. The FDA and foreign regulatory authorities will have substantial discretion in deciding whether or not each of our drug candidates should be granted approval based on the benefits and risks of a drug candidate in the treatment of a particular disease. Their review of our NDAs or foreign regulatory filings, including review of our clinical and nonclinical data, CMC processes and plans for post-approval activities, could delay, limit or prevent regulatory approval of the drug candidate in the United States and foreign jurisdictions.

        Because our investments are subject to considerable risks, we closely monitor the results of our clinical trials, discovery research and our nonclinical studies and frequently evaluate our drug development programs in light of new data and scientific, business and commercial insights, with the objective of balancing risk and potential. This process can result in relatively abrupt changes in focus and priority as new information becomes available and we gain additional understanding of our ongoing programs and potential new programs. Although we believe that our development activities and the clinical trial data we have obtained regarding telaprevir have reduced the risks associated with seeking regulatory approval, we cannot be sure that our development of telaprevir will lead to regulatory approval of telaprevir in the United States or that such approval, if obtained, will occur in 2011. With respect to our other drug candidates, including VX-770, we have more limited data from clinical trials and nonclinical studies and as a result it is difficult to predict which, if any, of these drug candidates ultimately will become pharmaceutical products. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for the drug candidates involved will be harmed.

Recent Developments in Clinical Programs

  Telaprevir Registration Program

        Telaprevir, our oral HCV protease inhibitor, is being investigated in a registration program focused on patients with genotype 1 HCV infection that includes ADVANCE and ILLUMINATE, which are Phase 3 clinical trials in treatment-naïve patients, and REALIZE, which is a Phase 3 clinical trial in patients who failed prior treatment with peg-IFN and RBV. We are submitting our NDA for telaprevir on a rolling basis and have submitted our CMC package and nonclinical package. Assuming a successful outcome of the clinical program, we intend to complete the NDA submission for telaprevir in the second half of 2010 with clinical data from our Phase 3 trials in both treatment-naïve and treatment-failure patients with genotype 1 HCV infection. We obtained sustained viral response, or SVR, data and safety data from ADVANCE in May 2010, and we expect to receive SVR data and safety data from ILLUMINATE and REALIZE in August 2010 and September 2010, respectively.

        ADVANCE was a 3-arm double-blinded placebo-controlled clinical trial that enrolled approximately 1,095 treatment-naïve patients with genotype 1 HCV infection. ADVANCE had two telaprevir-based treatment arms, one in which patients received 12 weeks of telaprevir-based triple combination therapy and one in which patients received 8 weeks of telaprevir-based triple combination therapy, in each case taking peg-IFN and RBV for a period of time after completing telaprevir dosing. Patients in both of the telaprevir-based treatment arms who met criteria for extended rapid viral response, or eRVR, completed all treatment after 24 weeks, while patients who responded to treatment but did not meet the eRVR criteria continued receiving peg-IFN and RBV for a total of 48 weeks of therapy. To satisfy the eRVR criteria, a patient must have had undetectable HCV RNA levels at the end of week 4 and week 12 after the start of treatment. ADVANCE enrolled patients at 114 clinical trial sites worldwide. Approximately 60% of the patients in ADVANCE were enrolled at trial sites in North America, approximately 20% of the patients in ADVANCE were African American, Black, Hispanic or Latino, and approximately 20% had advanced fibrosis or cirrhosis.

  SVR Data

        The primary endpoint of ADVANCE was SVR, defined as the percentage of patients who had undetectable HCV RNA levels both at the end of treatment and 24 weeks after the end of treatment. The secondary endpoint was the safety of telaprevir when dosed in combination with peg-IFN and RBV. The SVR rates on an intent-to-treat basis for patients in ADVANCE are set forth in the table below:

SVR
12-week telaprevir-based treatment arm:
telaprevir in combination with peg-IFN and RBV for 12 weeks, followed by peg-IFN combined only with RBV for 12 weeks or 36 weeks	75%
8-week telaprevir-based treatment arm:
telaprevir in combination with peg-IFN and RBV for 8 weeks, followed by peg-IFN combined only with RBV for 16 weeks or 40 weeks	69%
48-week control arm:
48 weeks of therapy with peg-IFN and RBV	44%

        The result of statistical testing is often defined in terms of a "p-value," with a p-value of 0.05 or less generally considered to represent a statistically significant difference between two outcomes. The difference between the SVR rates observed in the control arm and each of the two telaprevir-based treatment arms was statistically significant with p<0.0001.

  Safety & Tolerability Information

        The safety and tolerability profile of telaprevir in ADVANCE was similar to the profile reported in Phase 2 trials of telaprevir. The most common adverse events reported in the telaprevir arms were fatigue, rash, pruritus, nausea, headache and anemia, of which anemia, rash, pruritus and nausea occurred more frequently in the telaprevir-based treatment arms than in the control arm. The majority of these adverse events were graded mild to moderate.

        Adverse events leading to discontinuation of all study drugs occurred in 6.9%, 7.7% and 3.6% of patients in the 12-week telaprevir-based treatment arm, the 8-week telaprevir-based treatment arm and the control arm, respectively. Discontinuation of all treatment due to rash was 1.4%, 0.5% and 0.0% in the 12-week telaprevir-based treatment arm, the 8-week telaprevir-based treatment arm and the control arm, respectively, while discontinuation due to anemia was 0.8%, 3.3% and 0.6% in the 12-week telaprevir-based treatment arm, the 8-week telaprevir-based treatment arm and the control arm, respectively.

  Rapid Viral Response and Relapse Rates

        In ADVANCE, 68%, 66% and 9%, respectively, of patients in the 12-week telaprevir-based treatment arm, the 8-week telaprevir-based treatment arm and the control arm had undetectable HCV RNA levels 4 weeks after the initiation of treatment, which corresponds to rapid viral response, or RVR, as defined by the American Association for the Study of Liver Diseases Practice Guidelines.

        In ADVANCE, the viral relapse rate was 8.6%, 9.5% and 28%, respectively, in the 12-week telaprevir-based treatment arm, the 8-week telaprevir-based treatment arm and the control arm. The viral relapse rate is the percentage of patients who had achieved undetectable HCV RNA levels at the completion of all treatment but who relapsed during the post-treatment follow-up period.

  VX-770 Registration Program

        We are conducting a registration program for VX-770, which is focused on patients with CF who have the G551D mutation in the gene responsible for CF. The three clinical trials in this registration program are the Phase 3 STRIVE clinical trial in patients 12 years and older with the G551D mutation, the Phase 3 ENVISION clinical trial in patients between 6 to 11 years of age with the G551D mutation and the Phase 2 DISCOVER trial in patients 12 years and older with only the F508del mutation. We completed enrollment in STRIVE and DISCOVER in the first quarter of 2010 and completed enrollment in ENVISION in the second quarter of 2010. In STRIVE and ENVISION, patients in VX-770 treatment arms will receive 48-weeks of treatment with VX-770. In DISCOVER all patients have completed dosing in their 16-week treatment regimens. We expect that we will receive final data from the registration program in the first half of 2011, and if we believe the data from the registration program supports approval, we could file an NDA for VX-770 in the second half of 2011.

  Twice-daily Dosing Trial for Telaprevir

        We expect to initiate a Phase 3b clinical trial in the fourth quarter of 2010 to evaluate twice-daily dosing of telaprevir compared to three-times-daily dosing of telaprevir. We expect this trial to enroll approximately 700 treatment-naïve patients with genotype 1 HCV infection in two telaprevir-based treatment arms and to be conducted in the United States, European Union and certain other countries.

Based on advice from regulatory authorities in the United States and European Union, this clinical trial will not include a control arm with only peg-IFN and RBV.

Commercialization

        We plan to market telaprevir in North America, if and when it is approved for sale. Over the past several years, we have expanded our commercial organization with a focus on building our understanding of the HCV market, developing our commercial strategy for the potential launch of telaprevir, and planning the infrastructure necessary to support future commercial activities. We expect to expand our commercial organization to an even more significant extent in the period prior to the anticipated launch of telaprevir. This expansion will include implementation of internal systems and infrastructure to support commercial sales, incorporation of appropriate compliance policies and procedures, establishment of patient-focused programs and hiring a sales force and employees for our managed markets organization to promote telaprevir, if approved, to health care providers and payors. In the first half of 2010, we established a commercial leadership team with broad experience in marketing, sales, distribution and cost reimbursement of drugs. Successful development and commercialization of any of our other drug candidates may require further expansion of our commercial capabilities in North America and potentially in other locations if we retain and pursue our current worldwide rights to these drug candidates.

Manufacturing

        We will require a supply of telaprevir for sale in North America and a supply of VX-770 for sale worldwide if we are successful in obtaining marketing approval for these drug candidates. We rely on an international network of third parties to manufacture and distribute our drug candidates for clinical trials, and we expect that we will continue to rely on third parties for the foreseeable future to meet our commercial supply needs for any of our drug candidates that are approved for sale. Third-party contract manufacturers, including some in Asia, supply us with raw materials, and contract manufacturers in the European Union and the United States convert these raw materials into drug substance, and convert the drug substance into final dosage form. Establishing and managing this global supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party relationships. Although we attempt to effectively manage the business relationships with companies in our supply chain, we do not have complete control over their activities.

Corporate Collaborations and Business Development Activities

        Corporate collaborations have been and will continue to be an important component of our business strategy. Historically, we have not had the resources to develop and commercialize all of the drug candidates that we have identified or for which we have rights. Therefore, we have relied on collaborations with third parties for the development and commercialization of some or all of our drug candidates. Collaborations continue to be an important part of our strategy going forward, although the structure and scope of available collaborative opportunities has changed in the past and may change in the future based on prevailing economic and competitive conditions. Business development opportunities have provided us with drug candidates and important research resources that have contributed to a number of the drug candidates in our current development pipeline. In the future, we may seek to license or acquire drugs, drug candidates and other technologies that have the potential to strengthen our development pipeline, drug discovery platform or commercial opportunities.

Financing Strategy

        We have incurred losses from our inception and expect to continue to incur losses at least until we obtain approval for and successfully commercialize a product. Therefore, we have been dependent in large part on our ability to raise significant funding to finance our research and development operations, to create a commercial infrastructure and to meet our overhead costs and long-term contractual commitments and obligations. To date, we have secured funds principally through capital market transactions, strategic collaborative agreements, investment income and the issuance of common stock under our employee benefit plans. We have from time to time transferred to third parties future financial rights under certain of our collaborations in exchange for one-time cash payments.

        We expect that we will incur substantial expenses in order to complete the development and commercialization of telaprevir while at the same time continuing to pursue diversified research and development efforts for our other drug candidates and to build our other capabilities. For these purposes, we may raise additional capital in order to maintain adequate working capital and cash reserves. We expect in any case that we would need to raise additional capital if the approval of telaprevir is materially delayed. We may raise additional capital from public offerings or private placements of our securities or through other methods of financing. We cannot be sure that financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, we may be required to significantly curtail or discontinue one or more of our research or development programs, including clinical trials, incur significant cash exit costs, or attempt to obtain funds through arrangements with collaborators or others that may require that we relinquish rights to certain of our drug candidates.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the six months ended June 30, 2010, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations—Three and Six Months Ended June 30, 2010 Compared with Three and Six Months Ended June 30, 2009

	Three Months Ended June 30,
					Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Revenues	$31,622	$19,064	$12,558	66%	$54,051	$43,043	$11,008	26%
Operating costs and expenses	201,195	176,231	24,964	14%	383,906	362,103	21,803	6%
Net interest expense	3,199	1,836	1,363	74%	6,699	2,615	4,084	156%
Other loss	27,234	12,294	14,940	122%	28,723	12,294	16,429	134%
Net loss	$200,006	$171,297	$28,709	17%	$365,277	$333,969	$31,308	9%

Net Loss

        Our net loss in the second quarter of 2010 increased by $28.7 million, or 17%, as compared to our net loss in the second quarter of 2009. Our net loss in the first half of 2010 increased by $31.3 million, or 9%, as compared to our net loss in the first half of 2009. The increases in our net losses during the 2010 periods as compared to the 2009 periods resulted from a combination of an increase in our operating expenses related to increased expenses for our commercial organization and increased investment in commercial supplies of telaprevir, partially offset by an increase in our revenues, and an increase in non-cash losses that we incurred in the second quarter of 2010 related to the change in fair value of outstanding derivative instruments.

Net Loss per Share

        Our net loss for the second quarter of 2010 was $1.00 per basic and diluted common share compared to a net loss of $0.99 per basic and diluted common share for the second quarter of 2009. Our net loss per common share in the second quarter of 2010 was similar to our net loss per common share in the second quarter of 2009 because our increased net loss was offset by an increase in the basic and diluted weighted-average number of common shares outstanding from 172.6 million to 200.4 million. Our net loss for the first half of 2010 was $1.83 per basic and diluted common share compared to a net loss of $2.03 per basic and diluted common share for first half of 2009. This decrease in net loss per common share for the first half of 2010 compared to the first half of 2009 was the result of an increase in the basic and diluted weighted-average number of common shares outstanding from 164.3 million to 199.7 million partially offset by an increase in our net loss. The increases in the number of common shares outstanding resulted primarily from the equity offerings we completed in February 2009 and December 2009, the ViroChem acquisition in March 2009 and the exchanges and conversions of our 4.75% convertible senior subordinated notes due 2013, or 2013 Notes, into common stock during 2009 and the first quarter of 2010.

Stock-based Compensation and Certain Other Expenses

        The comparison of our costs and expenses during the three and six months ended June 30, 2010 and 2009 reflects changes in our levels of stock-based compensation expense and certain other expenses during the periods. Our stock-based compensation expense decreased in the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 principally as a result of one-time expenses that were incurred in the first and second quarters of 2009 related to our CEO transition. In the second quarter of 2010, we incurred $30.9 million in non-cash expenses related to financial transactions that we completed in September 2009. Most of the second quarter 2010 expenses related to the September 2009 financial transactions were recognized as a result of updating our estimates regarding the timing and probability of achieving milestones pursuant to our collaboration with Janssen due to the positive data from our first Phase 3 clinical trial of telaprevir, which we reported in May 2010. We incurred acquisition-related expenses in the first quarter of 2009 and a loss on the exchange of convertible notes in the second quarter of 2009.

        Our costs and expenses in the three and six months ended June 30, 2010 and 2009 included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Stock-based compensation expense	$24,449	$26,585	$43,782	$48,862
Restructuring expense	2,112	1,107	2,892	3,509
Acquisition-related expenses (ViroChem)	—	—	—	7,793
September 2009 financial transaction expenses	30,936	—	36,008	—
Loss on exchange of convertible notes	—	12,294	—	12,294

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Royalty revenues	$7,262	$5,917	$1,345	23%	$13,669	$12,057	$1,612	13%
Collaborative revenues	24,360	13,147	11,213	85%	40,382	30,986	9,396	30%

Total revenues	$31,622	$19,064	$12,558	66%	$54,051	$43,043	$11,008	26%

        Our total revenues in recent periods have consisted primarily of collaborative revenues, which have fluctuated significantly on a quarterly basis. This variability is due to, among other things, the July 2009 amendment of our collaboration agreement with Mitsubishi Tanabe, which provided for an up-front payment that is being recognized over the estimated period of performance; the variable level of reimbursement we have received for our development programs; increased revenues from services we provide to our collaborators through our third-party manufacturing network and the timing of recognition of significant milestone payments. During the remainder of 2010, we expect to continue to recognize deferred revenues and additional revenues from our collaborative relationships and other sources. We do not expect to have any product revenues from the sale of telaprevir in 2010. If we are able to successfully commercialize telaprevir in accordance with our current plans, we expect to receive product revenues from the sales of telaprevir beginning in 2011.

  Collaborative Revenues

        The table presented below is a summary of revenues from our collaborative arrangements for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Janssen	$11,882	$12,790	$18,346	$29,925
Mitsubishi Tanabe	12,036	662	21,594	843
Other	442	(305)	442	218

Total collaborative revenues	$24,360	$13,147	$40,382	$30,986

        Our revenues from the Janssen collaboration in each period consist of:

  •
  net reimbursements from Janssen for costs of developing telaprevir;

  •
  specified manufacturing services, if any, we provided to Janssen in the period; and

  •
  an amortized portion of the $165.0 million up-front payment received from Janssen in 2006.

We record telaprevir clinical development expenses to be reimbursed by Janssen, after we offset amounts to be reimbursed by us for Janssen's telaprevir clinical development expenses, as revenues.

        Our revenues from the Janssen collaboration decreased by $0.9 million, or 7%, in the second quarter of 2010 compared to the second quarter of 2009 and decreased by $11.6 million, or 39%, in the first half of 2010 compared to the first half of 2009. These decreases were primarily the result of decreased net reimbursable expenses as we near the completion of our registration program for telaprevir and decreased revenues from the up-front payment, partially offset by increased reimbursement for manufacturing services. We adjusted our estimates regarding the period of performance under the Janssen agreement in the first quarter of 2010, as a result of changes in the global development plan for telaprevir, which contemplates the conduct of certain development activities in the post-approval period if telaprevir is approved for marketing. This adjustment, together with a similar adjustment that we made in the third quarter of 2009, resulted in our recognizing $3.1 million and $6.2 million, respectively, in collaborative revenues related to the up-front payment in the three and six months ended June 30, 2010 as compared to $5.6 million and $11.2 million, respectively, in the three and six months ended June 30, 2009. We did not achieve any development milestones under the Janssen agreement in 2009 or the first half of 2010. In the third quarter of 2009, we entered into two financial transactions related to $250.0 million in potential future milestone payments under the Janssen agreement related to the regulatory filing with and approval of telaprevir by the European Medicines Evaluation Agency, and the launch of telaprevir in the European Union. We anticipate these milestone payments will be earned prior to April 2012. We expect that, when and if earned, these milestone payments will result in collaborative revenues of $250.0 million. We are obligated to apply the proceeds from the first $155.0 million toward redemption of our secured notes due 2012. The remaining $95.0 million are to be paid by Janssen directly to the purchaser of the $95.0 million of these milestone payments.

        In the three and six months ended June 30, 2010, the largest portion of our collaborative revenues related to our collaboration with Mitsubishi Tanabe. In the third quarter of 2009, we entered into an amendment to our license, development and commercialization agreement with Mitsubishi Tanabe that resulted in a $105.0 million payment when the amendment was executed. We classified this payment as deferred revenues and are recognizing it over our expected period of performance. In the three and six months ended June 30, 2010, we recognized $9.6 million and $19.1 million, respectively, of revenues from Mitsubishi Tanabe related to the $105.0 million payment. In addition, in the second quarter of 2010, we recognized $2.5 million of revenues related to manufacturing services. During the remainder of 2010, we expect to continue to recognize revenues related to the up-front payment and manufacturing services.

  Royalty Revenues

        Our royalty revenues relate to sales of the HIV protease inhibitors Lexiva/Telzir and Agenerase by GlaxoSmithKline. In 2008, we sold our right to receive future royalties from GlaxoSmithKline with respect to these HIV protease inhibitors, excluding the portion allocated to pay a subroyalty to a third party, in return for a one-time cash payment of $160.0 million. We are recognizing revenues from this sale transaction on a deferred basis over the term of our agreement with GlaxoSmithKline, under the units-of-revenue method.

        Our royalty revenues increased by $1.3 million, or 23%, in the second quarter of 2010 compared to the second quarter of 2009. Our royalty revenues increased by $1.6 million, or 13%, in the first half of 2010 compared to the first half of 2009. In 2010, we expect that we will recognize as royalty revenues a portion of the remaining deferred revenues from the sale of our HIV royalty stream plus the full amount of the third-party subroyalty.

Costs and Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Research and development expenses	$155,082	$139,331	$15,751	11%	$298,094	$282,912	$15,182	5%
Sales, general and administrative expenses	40,915	32,526	8,389	26%	76,467	61,046	15,421	25%
Royalty expenses	3,086	3,267	(181)	(6)%	6,453	6,843	(390)	(6)%
Restructuring expense	2,112	1,107	1,005	91%	2,892	3,509	(617)	(18)%
Acquisition-related expenses	—	—	—	n/a	—	7,793	(7,793)	(100)%

Total costs and expenses	$201,195	$176,231	$24,964	14%	$383,906	$362,103	$21,803	6%

        Our operating costs and expenses primarily relate to our research and development expenses and our sales, general and administrative expenses. Our research and development expenses fluctuate on a quarterly basis due to the timing and scope of activities related to development of clinical drug candidates. Our sales, general and administrative expenses generally have been increasing as we increase our headcount and expand our capabilities in preparation for the potential commercial launch of telaprevir.

  Research and Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Research expenses	$45,776	$44,852	$924	2%	$91,730	$86,755	$4,975	6%
Development expenses	109,306	94,479	14,827	16%	206,364	196,157	10,207	5%

Total research and development expenses	$155,082	$139,331	$15,751	11%	$298,094	$282,912	$15,182	5%

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

        To date, we have incurred in excess of $3.6 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.

        Over the past several years, telaprevir has represented the largest portion of the development costs for our clinical drug candidates. We anticipate that our ongoing Phase 3 clinical trials of telaprevir will be completed in the third quarter of 2010, but that development costs associated with other clinical trials of telaprevir may continue after the completion of the telaprevir registration trials. If we are able to successfully commercialize telaprevir in accordance with current development timelines, we anticipate that we will begin generating revenues and cash flows from the sales of telaprevir in 2011. If our registration program for VX-770 is successful and completed on currently projected timelines, we could submit an NDA for VX-770 in the second half of 2011. Our other drug candidates are less advanced and as a result any estimates regarding development and regulatory timelines for these drug candidates are highly subjective and subject to change. We cannot make a meaningful estimate when, if ever, these drug candidates, including the drug candidates we acquired from ViroChem, will generate revenues and cash flows.

  Research Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$16,129	$15,549	$580	4%	$32,614	$30,120	$2,494	8%
Stock-based compensation expense	6,277	7,252	(975)	(13)%	11,925	13,605	(1,680)	(12)%
Laboratory supplies and other direct expenses	7,460	7,668	(208)	(3)%	15,160	14,283	877	6%
Contractual services	1,321	1,372	(51)	(4)%	4,259	2,346	1,913	82%
Infrastructure costs	14,589	13,011	1,578	12%	27,772	26,401	1,371	5%

Total research expenses	$45,776	$44,852	$924	2%	$91,730	$86,755	$4,975	6%

        Our research expenses primarily are related to expenses for our workforce and generally are not dependent on the timing of clinical development activities. Our total research expenses in the second quarter of 2010 were relatively consistent with our total research expenses in the second quarter of 2009, with small fluctuations in various components of our research expenses resulting in small increases in our total research expenses. Our total research expenses in the first half of 2010 were 6% higher than our total research expenses in the first half of 2009, as increases in most components of our research expenses were partially offset by a decrease in stock-based compensation expense. We expect to continue to invest in our research programs in an effort to identify additional drug candidates for development.

  Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$25,208	$23,406	$1,802	8%	$50,195	$46,436	$3,759	8%
Stock-based compensation expense	11,458	13,290	(1,832)	(14)%	20,130	24,289	(4,159)	(17)%
Laboratory supplies and other direct expenses	8,214	7,242	972	13%	14,447	13,823	624	5%
Contractual services	24,677	28,197	(3,520)	(12)%	46,898	62,871	(15,973)	(25)%
Commercial supply investment	18,549	3,743	14,806	396%	35,024	10,417	24,607	236%
Infrastructure costs	21,200	18,601	2,599	14%	39,670	38,321	1,349	4%

Total development expenses	$109,306	$94,479	$14,827	16%	$206,364	$196,157	$10,207	5%

        The increases in our development expenses in the second quarter and first half of 2010 compared to the second quarter and first half of 2009 were primarily the result of increases in our commercial supply investment, which was primarily for telaprevir. While we believe that the development activities and clinical trial data to date have reduced the risks associated with obtaining marketing approval for telaprevir, we are continuing to expense all of our costs related to commercial supplies of telaprevir. We expect that our expense for commercial supply investment will continue to increase until we can begin capitalizing this investment. Our development expenses in the second quarter of 2010, excluding our commercial supply investment, were consistent with our development expenses in the second quarter of 2009, excluding our commercial supply investment, as decreases in contractual services expenses and stock-based compensation expense were offset by increases in our expenses for salaries and benefits and infrastructure costs. Our development expenses in the first half of 2010, excluding our commercial supply investment, decreased by $14.4 million as compared to our development expenses in the first half of 2009, excluding our commercial supply investment, as a significant decrease in our contractual services expenses and a decrease in our stock-based compensation expense were partially offset by an increase in expenses for salaries and benefits.

  Sales, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$40,915	$32,526	$8,389	26%	$76,467	$61,046	$15,421	25%

        The increases in sales, general and administrative expenses in the 2010 periods as compared to the 2009 periods are the result of increased headcount and external costs in 2010 as we advance our drug candidates, particularly telaprevir, through late-stage development. We expect our sales, general and administrative expenses to continue to increase as we prepare for the potential commercial launch of telaprevir in 2011. In the three months ended June 30, 2010 and 2009, our sales, general and administrative expenses included $6.7 million and $6.0 million, respectively, of stock-based compensation expense. In the six months ended June 30, 2010 and 2009, our sales, general and administrative expenses included $11.7 million and $11.0 million, respectively, of stock-based compensation expense.

  Royalty Expenses

        Royalty expenses decreased by 6% in each of the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009. Royalty expenses primarily relate to a subroyalty payable to a third party on net sales of Lexiva/Telzir. The subroyalty results in both a royalty expense and corresponding royalty revenues. We expect to continue to recognize this subroyalty as an expense in future periods.

  Restructuring Expense

        We recorded restructuring expense of $2.1 million for the three months ended June 30, 2010 compared to $1.1 million for the three months ended June 30, 2009 and restructuring expense of $2.9 million for the six months ended June 30, 2010 compared to $3.5 million for the six months ended June 30, 2009. The restructuring expense in all periods included imputed interest cost related to the restructuring liability associated with our Kendall Square lease. The increase in restructuring expense in the second quarter of 2010 as compared to the second quarter of 2009 was primarily the result of revisions in the second quarter of 2010 to key estimates and assumptions related to the exercise by one of our sublessees of an option to continue subleasing a portion of the Kendall Square facility through 2015 and changes to certain assumptions for the period from 2015 to 2018. The decrease in restructuring expense for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily the result of a revision, in the first half of 2009, of certain key estimates and assumptions about facility operating costs for the remaining period of the lease commitment. The lease restructuring liability was $33.9 million as of June 30, 2010.

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

  Acquisition-related Expenses

        We incurred $7.8 million of expenses in the six months ended June 30, 2009 in connection with our acquisition of ViroChem, including $5.7 million in transaction expenses and $2.1 million related to a restructuring of ViroChem's operations that we undertook in March 2009 in order to focus ViroChem's activities on its HCV assets. We did not have corresponding acquisition-related expenses in the first half of 2010.

Non-operating Items

  Interest Income

        Interest income decreased by $1.0 million, or 67%, to $0.5 million for the second quarter of 2010 from $1.5 million for the second quarter 2009. Interest income decreased by $3.1 million, or 77%, to $0.9 million for the first half of 2010 from $4.1 million for the first half of 2009. These decreases were the result of lower portfolio yields during the 2010 periods as compared to the 2009 periods. Our cash, cash equivalents and marketable securities yielded approximately 0% on an annual basis in the second quarter of 2010 compared to approximately 1% on an annual basis in the second quarter of 2009.

  Interest Expense

        Interest expense increased by $0.4 million, or 11%, to $3.7 million in the second quarter of 2010 from $3.3 million in the second quarter of 2009 and by $0.9 million, or 14%, to $7.6 million in the first half of 2010 from $6.7 million in the first half of 2009. These increases were the result of interest expense related to the 2012 Notes that we issued in September 2009, partially offset by a decrease in interest expense related to our 2013 Notes. During the second half of 2010, we will not have any interest expense related to our 2013 Notes, the remainder of which were converted into common stock in the first quarter of 2010, but we expect that we will continue to incur interest expense related to our 2012 Notes.

  Change in Fair Value of Derivative Instruments

        In the three and six months ended June 30, 2010, we recorded losses of $27.2 million and $28.7 million, respectively, in connection with the embedded and free-standing derivatives associated with our September 2009 financial transactions. These losses were principally related to adjustments we made in the second quarter of 2010 to estimates regarding the timing and probability of achieving the milestones under the Janssen agreement based on the positive data from our first Phase 3 clinical trial of telaprevir that we received in May 2010. These losses also included time-value-of-money adjustments to the estimated fair value of the free-standing derivative. If we earn the $250.0 million in milestone payments under the Janssen agreement, we expect that we will incur $54.7 million in additional expenses related to the September 2009 financial transactions. We expect the majority of these additional expenses to be reflected as changes in the fair value of derivative instruments and a portion of these additional expenses to be reflected as interest expense.

  Loss on Exchange of Convertible Subordinated Notes

        In the three and six months ended June 30, 2009, we incurred a non-cash charge of $12.3 million in connection with the exchange of $143.5 million in aggregate principal amount of the 2013 Notes for 6.6 million newly-issued shares of our common stock. The charge related to the approximately 400,000 shares of common stock that we issued in excess of the number of shares of common stock into which such 2013 Notes were convertible prior to the exchange. We did not have comparable charges in the three or six months ended June 30, 2010.

Liquidity and Capital Resources

        We have incurred operating losses since our inception and have financed our operations principally through public and private offerings of our equity and debt securities, strategic collaborative agreements that include research and/or development funding, development milestones and royalties on the sales of products, strategic sales of assets or businesses, financial transactions, investment income and proceeds from the issuance of common stock under our employee benefit plans. We expect that we will incur substantial expenses in order to complete the development and commercialization of telaprevir while at the same time continuing to pursue diversified research and development efforts for our other drug candidates and to build our other capabilities. For these purposes, we may raise additional capital in order to maintain adequate working capital and cash reserves. We expect we would need to raise additional capital if the approval of telaprevir were materially delayed.

        At June 30, 2010, we had cash, cash equivalents and marketable securities of $979.1 million, which was a decrease of $305.8 million from $1.3 billion at December 31, 2009. The decrease was primarily the result of cash expenditures we made in the first half of 2010 related to, among other things, research and development expenses and sales, general and administrative expenses. Capital expenditures for property and equipment during the first half of 2010 were $12.8 million.

        We had $155.0 million in aggregate principal amount of 2012 Notes outstanding on June 30, 2010. The 2012 Notes mature on October 31, 2012, subject to earlier mandatory redemption as specified milestone events under our collaboration with Janssen are achieved prior to October 31, 2012. In addition, in September 2009, we sold our rights to receive an additional $95.0 million of potential future milestone payments that we expect to receive from Janssen for the launch of telaprevir in the European Union. As a result of these transactions, the $250.0 million of potential milestone payments from Janssen related to the filing, approval and launch of telaprevir in the European Union, if and when earned, will not provide us with liquidity in the future except to the extent that they fund redemption of $155.0 million in principal amount of our 2012 Notes.

        Our accrued restructuring expense of $33.9 million at June 30, 2010 relates to the portion of the facility that we lease in Kendall Square that we do not intend to occupy and includes other related lease obligations, recorded at net present value. In the first half of 2010, we made cash payments of $7.4 million against the accrued expense and received $4.4 million in sublease rental payments. During the second half of 2010, we expect to make additional cash payments of $7.5 million against the accrued expense and to receive $4.2 million in sublease rental payments.

        We expect to continue to make significant investments in our development pipeline, particularly for clinical trials of telaprevir and VX-770, in our effort to prepare for potential registration, regulatory approval and commercial launch of telaprevir and VX-770, and in clinical trials for our other drug candidates, including VX-222, VX-809, VX-509 and VX-765. We also expect to continue to make a substantial investment in drug discovery research. As a result, we expect to incur future losses on a quarterly and annual basis at least until we obtain marketing approval and successfully commercialize a product. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our drug candidates and our decisions regarding manufacturing and commercial investments.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of June 30, 2010 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

  •
  our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for telaprevir, VX-770, VX-222, VX-809, VX-509, VX-765 and other drug candidates under development by us and our collaborators, including our intention to complete the NDA submission for telaprevir in the United States in the second half of 2010, and the possibility that we could submit an NDA for VX-770 in the second half of 2011;

  •
  our expectations regarding the expected date by which SVR data and safety data will be available and/or publicly announced for REALIZE and ILLUMINATE, and our expectations regarding the timing and structure of clinical trials of our other drug candidates, including VX-770, VX-222, VX-509 and VX-765 and combinations of telaprevir with VX-222 and VX-770 with VX-809;

  •
  expectations regarding the amount of, timing of and trends with respect to our revenues, costs and expenses and other gains and losses, including those related to the intangible assets associated with the ViroChem acquisition and to the liabilities we recorded in connection with the September 2009 financial transactions;

  •
  our belief that if we are able to successfully commercialize telaprevir in accordance with current development timelines, we will begin generating revenues and cash flows from sales of telaprevir in 2011;

  •
  the data that will be generated by ongoing and planned clinical trials and the ability to use that data to support regulatory filings, including potential applications for marketing approval for telaprevir and VX-770;

  •
  our plan to initiate a Phase 3b clinical trial of telaprevir to evaluate twice-daily dosing in the fourth quarter of 2010 and a Phase 2a clinical trial to evaluate combination regimens of VX-770 and VX-809 in patients with CF in 2010;

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

        Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on February 19, 2010, and updated and supplemented by "Part II—Item 1A—Risk Factors" of Quarterly Reports on Form 10-Q. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased under Publicly Announced Plans or Programs
April 1, 2010 to April 30, 2010	8,881	$0.01	—	—
May 1, 2010 to May 31, 2010	13,298	$0.01	—	—
June 1, 2010 to June 30, 2010	3,701	$0.01	—	—

        The repurchases were made under the terms of our 2006 Stock and Option Plan. Under this plan, we award shares of restricted stock to our employees and consultants that typically are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient's service to us is terminated. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares, which typically is the par value per share of $0.01. Repurchased shares are returned to the 2006 Stock and Option Plan and are available for future awards under the terms of that plan.

Item 6.    Exhibits

Exhibit No.	Description
10.1	Amended and Restated 2006 Stock and Option Plan, as amended.*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**
101.DEF	XBRL Taxonomy Extension Definition**

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

August 3, 2010	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)