Form 10-Q
period 2010-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2010-10-28
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share Class	203,194,222 Outstanding at October 21, 2010

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

Part I. Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$569,901	$446,658
Marketable securities, available for sale	633,110	838,255
Accounts receivable	4,964	9,601
Prepaid expenses and other current assets	18,464	12,512

Total current assets	1,226,439	1,307,026

Restricted cash	34,090	30,313
Property and equipment, net	65,439	62,279
Intangible assets	518,700	518,700
Goodwill	26,102	26,102
Other assets	18,059	11,068

Total assets	$1,888,829	$1,955,488

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,644	$36,989
Accrued expenses and other current liabilities	127,969	118,753
Accrued interest	112	571
Deferred revenues, current portion	98,977	74,956
Accrued restructuring expense, current portion	5,894	6,316
Convertible senior subordinated notes (due 2013), current portion	—	32,071
Secured notes (due 2012), current portion	45,280	—
Other obligations	8,691	15,227

Total current liabilities	311,567	284,883

Deferred revenues, excluding current portion	177,962	225,575
Accrued restructuring expense, excluding current portion	27,344	27,701
Convertible senior subordinated notes (due 2015)	400,000	—
Secured notes (due 2012), excluding current portion	87,225	121,765
Liability related to sale of potential future milestone payments	72,123	38,207
Deferred tax liability	160,278	160,278
Other liabilities	2,234	733

Total liabilities	1,238,733	859,142

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at September 30, 2010 and December 31, 2009; 203,100,532 and 199,955,023 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	2,012	1,982
Additional paid-in capital	3,912,778	3,784,787
Accumulated other comprehensive loss	(677)	(640)
Accumulated deficit	(3,264,017)	(2,689,783)

Total stockholders' equity	650,096	1,096,346

Total liabilities and stockholders' equity	$1,888,829	$1,955,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Royalty revenues	$8,173	$7,834	$21,842	$19,891
Collaborative revenues	15,622	17,123	56,004	48,109

Total revenues	23,795	24,957	77,846	68,000
Costs and expenses:
Royalty expenses	3,228	3,712	9,681	10,555
Research and development expenses	170,434	132,132	468,528	415,044
Sales, general and administrative expenses	48,855	36,572	125,322	97,618
Restructuring expense	866	774	3,758	4,283
Acquisition-related expenses	—	—	—	7,793

Total costs and expenses	223,383	173,190	607,289	535,293

Loss from operations	(199,588)	(148,233)	(529,443)	(467,293)
Interest income	493	595	1,432	4,683
Interest expense	(3,951)	(1,927)	(11,589)	(8,630)
Change in fair value of derivative instruments	(5,911)	—	(34,634)	—
Loss on exchange of convertible senior subordinated notes (due 2013)	—	—	—	(12,294)

Net loss	$(208,957)	$(149,565)	$(574,234)	$(483,534)

Basic and diluted net loss per common share	$(1.04)	$(0.84)	$(2.87)	$(2.86)

Basic and diluted weighted-average number of common shares outstanding	200,887	178,735	200,080	169,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(574,234)	$(483,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	22,254	21,724
Stock-based compensation expense	67,550	68,996
Other non-cash based compensation expense	4,914	4,585
Secured notes (due 2012) discount amortization expense	10,021	—
Change in fair value of derivative instruments	34,634	—
Loss on exchange of convertible senior subordinated notes (due 2013)	—	12,294
Loss on disposal of property and equipment	22	2,233
Other non-cash expenses, net	(241)	—
Changes in operating assets and liabilities, excluding the effect of an acquisition:
Accounts receivable	4,641	13,328
Prepaid expenses and other current assets	(5,955)	(2)
Accounts payable	(12,315)	(32,104)
Accrued expenses and other liabilities	4,060	(1,740)
Accrued restructuring expense	(779)	(706)
Accrued interest	(319)	(2,395)
Deferred revenues	(23,592)	72,062

Net cash used in operating activities	(469,339)	(325,259)
Cash flows from investing activities:
Purchases of marketable securities	(774,530)	(374,767)
Sales and maturities of marketable securities	979,791	517,240
Payment for the acquisition of ViroChem, net of cash acquired	—	(87,422)
Expenditures for property and equipment	(23,626)	(15,918)
Increase in restricted cash	(3,777)	(55)
Increase in other assets	(862)	(33)

Net cash provided by investing activities	176,996	39,045
Cash flows from financing activities:
Issuances of common stock from employee benefit plans	23,987	24,960
Issuances of common stock from stock offerings, net	—	313,250
Issuance of secured notes (due 2012)	—	122,217
Issuance of convertible senior subordinated notes (due 2015), net	391,645	—
Debt conversion/exchange costs	(22)	(85)

Net cash provided by financing activities	415,610	460,342
Effect of changes in exchange rates on cash	(24)	(4,110)

Net increase in cash and cash equivalents	123,243	170,018
Cash and cash equivalents—beginning of period	446,658	389,115

Cash and cash equivalents—end of period	$569,901	$559,133

Supplemental disclosure of cash flow information:
Cash paid for interest	$761	$10,248
Conversion/exchange of convertible senior subordinated notes (due 2013) for common stock	$32,071	$143,500
Accrued interest offset to additional paid-in capital on conversion/exchange of convertible senior subordinated notes (due 2013)	$140	$2,099
Unamortized debt issuance costs of converted/exchanged convertible senior subordinated notes (due 2013) offset to additional paid-in capital	$624	$3,476
Fair value of common stock issued to acquire ViroChem	$—	$290,557

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2010 and 2009.

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

	At September 30,
	2010	2009
	(in thousands, except per share amounts)
Stock options	22,267	19,087
Weighted-average exercise price (per share)	$32.09	$30.59
Convertible notes	8,192	6,223
Conversion price (per share)	$48.83	$23.14
Unvested restricted stock and restricted stock units	1,938	1,823

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

        The Company's collaborators funded portions of the Company's research and development programs related to specific drug candidates and research targets, including telaprevir, in the three and nine months ended September 30, 2010 and 2009. The Company's collaborative revenues, including amortization of up-front license fees received in prior periods, were $15.6 million and $17.1 million, respectively, for the three months ended September 30, 2010 and 2009 and $56.0 million and $48.1 million, respectively, for the nine months ended September 30, 2010 and 2009. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were approximately $42 million and approximately $33 million, respectively, for the three months ended September 30, 2010 and 2009 and approximately $119 million in each of the nine month periods ended September 30, 2010 and 2009.

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

  Milestones

        At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required. The Company recognizes revenues related to substantive milestones in full in the period in which the substantive milestone is achieved, if payment is reasonably assured and the Company's performance obligations are fully satisfied. If the Company has obligations remaining after the achievement of the milestone, the Company considers whether it has sufficient evidence of the fair value of its remaining obligations. If (A) a milestone is not considered substantive or (B) the Company has remaining obligations after the achievement of a substantive milestone and does not have sufficient evidence of the fair value of those obligations, the Company recognizes the applicable milestone over the remaining period of performance.

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

  Royalty Revenues

        Royalty revenues typically are recognized based upon actual and estimated net sales of licensed products in licensed territories, as provided by the licensee, and generally are recognized in the period the sales occur. The Company reconciles and adjusts for differences between actual royalty revenues and estimated royalty revenues in the quarter they become known. These differences historically have not been significant.

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

Financial Transaction Expenses

        Issuance costs incurred to complete the Company's convertible senior subordinated note offerings and the financial transactions that the Company entered into in September 2009 are deferred and included in other assets on the Company's condensed consolidated balance sheets. The issuance costs are amortized using the effective interest rate method over the term of the related debt or financial instrument. The amortization expense related to the issuance costs is included in interest expense on the condensed consolidated statements of operations.

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

Business Combinations

        The Company assigns the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets, including intangible assets such as in-process research and development assets, using a variety of methods. Each asset is measured at fair value from the perspective of a market participant. The present-value models used to estimate the fair values of in-process research and development assets incorporate significant assumptions regarding the estimates market participants would make in order to evaluate an asset: including market participants' assumptions regarding the probability of completing in-process research and development projects, which would require obtaining regulatory approval for marketing of the associated drug candidate; market participants' estimates regarding the timing of and the expected costs to complete in-process research and development projects; market participants' estimates of future cash flows from potential product sales; and the appropriate discount rates for market participants. Transaction costs and restructuring costs associated with the transaction are expensed as incurred.

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

Derivative Instruments and Embedded Derivatives

        The Company has entered into financial transactions involving a free-standing derivative instrument and embedded derivatives. These financial transactions include arrangements involving secured notes, the sale of potential future milestone payments and convertible notes. The embedded

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

derivatives are required to be bifurcated from the host instruments because the derivatives are not clearly and closely related to the host instruments. The Company determines the fair value of each derivative instrument or embedded derivative on the date of issuance. The estimates of the fair value of these derivatives, particularly with respect to derivatives related to the achievement of milestones in the development of specific drug candidates, include significant assumptions regarding the estimates market participants would make in order to evaluate the derivative. Changes in the fair value of these derivatives are evaluated on a quarterly basis. Please refer to Note L, "September 2009 Financial Transactions," for further information.

C. Stock-based Compensation Expense

        The Company issues stock options, restricted stock and restricted stock units with service conditions, which are generally the vesting periods of the awards. The Company also issues, to certain members of senior management, restricted stock and restricted stock units that vest upon the earlier of the satisfaction of (i) market or performance conditions or (ii) a service condition, and stock options that vest upon the earlier of the satisfaction of (1) performance conditions or (2) a service condition. In the second and third quarters of 2010, based on the advancement of the Company's telaprevir registration program and the completion of the Company's September 2010 convertible debt offering, the Company recognized a portion of the stock-based compensation expense related to certain grants that contain performance conditions and a service condition over an implicit service period that is shorter than the service period over which the Company had been recognizing the expense. The implicit service period is the period that will be required to meet the performance condition based on the Company's estimates.

        The stock options, restricted stock and restricted stock units issued by the Company are granted under the Company's stock and option plans. In addition, the Company issues shares pursuant to an employee stock purchase plan ("ESPP"). On May 13, 2010, the Company's shareholders approved an increase in the number of shares of common stock authorized for issuance under the Company's Amended and Restated 2006 Stock and Option Plan by 12,000,000 shares, from 21,602,380 shares to 33,602,380 shares.

        The effect of stock-based compensation expense during the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Stock-based compensation expense by line item:
Research and development expenses	$16,979	$13,048	$49,034	$50,942
Sales, general and administrative expenses	6,789	7,086	18,516	18,054

Total stock-based compensation expense included in net loss	$23,768	$20,134	$67,550	$68,996

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Stock-based Compensation Expense (Continued)

        The stock-based compensation expense by type of award during the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$16,177	$14,180	$47,380	$51,044
Restricted stock and restricted stock units	6,164	4,901	16,654	14,606
ESPP share issuances	1,427	1,053	3,516	3,346

Total stock-based compensation expense included in net loss	$23,768	$20,134	$67,550	$68,996

        The stock-based compensation expense for the nine months ended September 30, 2009 included $9.2 million related to accelerated vesting and the modification of stock options and $1.3 million related to accelerated vesting of restricted stock awards, in each case in connection with Dr. Joshua Boger's transition arrangement. The stock-based compensation expense for the three and nine months ended September 30, 2009 also included $2.0 million and $3.5 million, respectively, related to accelerated vesting of stock options and $0.6 million and $0.9 million, respectively, related to accelerated vesting of restricted stock awards, in each case in connection with certain other executive officers' severance arrangements. The following table sets forth the unrecognized stock-based compensation expense, net of estimated forfeitures, as of September 30, 2010 by type of award and the weighted-average period over which that expense is expected to be recognized for the Company's stock options, restricted stock and restricted stock units, and ESPP share issuances:

	As of September 30, 2010
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	133,489	2.82
Restricted stock and restricted stock units	39,860	2.42
ESPP share issuances	1,678	0.48

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

D. Marketable Securities

        A summary of cash, cash equivalents and marketable securities is shown below:

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash and cash equivalents
Cash and money market funds	$506,520	$—	$—	$506,520
U.S. Treasury securities	60,483	—	(2)	60,481
Government-sponsored enterprise securities	2,900	—	—	2,900

Total cash and cash equivalents	$569,903	$—	$(2)	$569,901

Marketable securities
U.S. Treasury securities (due within 1 year)	$28,094	$3	$—	$28,097
Government-sponsored enterprise securities (due within 1 year)	604,935	83	(5)	605,013

Total marketable securities	$633,029	$86	$(5)	$633,110

Total cash, cash equivalents and marketable securities	$1,202,932	$86	$(7)	$1,203,011

December 31, 2009
Cash and cash equivalents
Cash and money market funds	$251,005	$—	$—	$251,005
U.S. Treasury securities	20,198	—	(5)	20,193
Government-sponsored enterprise securities	175,455	8	(3)	175,460

Total cash and cash equivalents	$446,658	$8	$(8)	$446,658

Marketable securities
U.S. Treasury securities (due within 1 year)	$223,422	$—	$(99)	$223,323
Government-sponsored enterprise securities (due within 1 year)	614,869	81	(18)	614,932

Total marketable securities	$838,291	$81	$(117)	$838,255

Total cash, cash equivalents and marketable securities	$1,284,949	$89	$(125)	$1,284,913

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

D. Marketable Securities (Continued)

        As of September 30, 2010, the Company had five government-sponsored enterprise securities that were in a gross unrealized loss position and no marketable securities in any other category that were in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses related to marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of September 30, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
Government-sponsored enterprise securities	$53,783	$(5)	$—	$—	$53,783	$(5)

Total	$53,783	$(5)	$—	$—	$53,783	$(5)

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

        In the three months ended September 30, 2010 and 2009, the Company had proceeds of $461.7 million and $171.8 million, respectively, from sales and maturities of available-for-sale securities. In the nine months ended September 30, 2010 and 2009, the Company had proceeds of $979.8 million and $517.2 million, respectively, from sales and maturities of available-for-sale securities.

        Realized gains and losses are determined using the specific identification method and are included in interest income on the condensed consolidated statements of operations. There were no gross realized gains and losses for the three and nine months ended September 30, 2010 and 2009.

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

        The Company's investment strategy is focused on capital preservation. The Company invests in instruments that meet credit quality standards as outlined in the Company's investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue or type of instrument. Beginning in the fourth quarter of 2007, the Company began to shift its investments to instruments that carry less exposure to market volatility and liquidity pressures. As of September 30, 2010, the Company's investments are in money market funds and short-term government guaranteed or supported securities.

        As of September 30, 2010, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs. The Company's financial assets that were valued based on Level 1 inputs consist of a money market fund, U.S. Treasuries and government-sponsored enterprise securities, which are government-supported. The money market fund in which the Company invests also holds government-sponsored enterprise securities. During the three and nine months ended September 30, 2010 and 2009, the Company did not record an other-than-temporary impairment charge related to its financial assets. The Company's financial liabilities that were subject to fair value measurement relate to the financial transactions that the Company entered into in September 2009 and are valued based on Level 3 inputs. Please refer to Note L, "September 2009 Financial Transactions."

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

E. Fair Value of Financial Instruments (Continued)

        The following table sets forth the Company's financial assets and liabilities subject to fair value measurements as of September 30, 2010:

	Fair Value Measurements as of September 30, 2010
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$471,679	$471,679	$—	$—
U.S. Treasury securities	60,481	60,481
Government-sponsored enterprise securities	2,900	2,900	—	—
Marketable securities:
U.S. Treasury securities	28,097	28,097	—	—
Government-sponsored enterprise securities	605,013	605,013	—	—
Restricted cash	34,090	34,090	—	—

Total	$1,202,260	$1,202,260	$—	$—

Financial liabilities carried at fair value:
Embedded derivative related to 2012 Notes	$11,170	$—	$—	$11,170
Liability related to sale of potential future milestone payments	72,123	—	—	72,123

Total	$83,293	$—	$—	$83,293

        The following table is a reconciliation of financial liabilities measured at fair value using significant unobservable inputs (Level 3):

Nine Months Ended September 30, 2010
(in thousands)
Balance, December 31, 2009	$48,659
Change in fair value of derivative instruments	34,634

Balance, September 30, 2010	$83,293

        As of September 30, 2010, the Company had $400.0 million outstanding in aggregate principal amount of 3.35% convertible senior subordinated notes due 2015 (the "2015 Notes") on its condensed consolidated balance sheet. At September 30, 2010, these 2015 Notes had a fair value of approximately $404 million as obtained from a quoted market source.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

F. Comprehensive Loss

        For the three and nine months ended September 30, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Net loss
Changes in other comprehensive income (loss):	$(208,957)	$(149,565)	$(574,234)	$(483,534)
Unrealized holding gains (losses) on marketable securities	(52)	(206)	116	(3,042)
Foreign currency translation adjustment	(67)	(327)	(153)	(241)

Total change in other comprehensive loss	(119)	(533)	(37)	(3,283)

Total comprehensive loss	$(209,076)	$(150,098)	$(574,271)	$(486,817)

G. Income Taxes

        At September 30, 2010 and December 31, 2009, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions at September 30, 2010 and December 31, 2009.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

H. Restructuring Expense (Continued)

        The restructuring expense incurred in the three and nine months ended September 30, 2010 and 2009 relates only to the portion of the Kendall Square Facility that the Company is not occupying and does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

        In estimating the expense and liability under its Kendall Square Lease obligation, the Company estimated (i) the costs to be incurred to satisfy rental and build-out commitments under the lease (including operating costs), (ii) the lead-time necessary to sublease the space, (iii) the projected sublease rental rates and (iv) the anticipated durations of subleases. The Company uses a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows. The Company reviews its estimates and assumptions on at least a quarterly basis, and intends to continue such reviews until the termination of the Kendall Square Lease, and will make whatever modifications the Company believes necessary, based on the Company's best judgment, to reflect any changed circumstances. The Company's estimates have changed in the past and may change in the future, resulting in additional adjustments to the estimate of the liability, and the effect of any such adjustments could be material. Changes to the Company's estimate of the liability are recorded as additional restructuring expense/(credit). In addition, because the Company's estimate of the liability includes the application of a discount rate to reflect the time-value-of-money, the Company will record imputed interest costs related to the liability each quarter. These costs are included in restructuring expense on the Company's condensed consolidated statements of operations.

        For the three months ended September 30, 2010, the Company recorded restructuring expense of $0.9 million, which was primarily the result of the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended September 30, 2010 was as follows (in thousands):

	Liability as of June 30, 2010	Cash payments in the third quarter of 2010	Cash received from subleases in the third quarter of 2010	Charge in the third quarter of 2010	Liability as of September 30, 2010
Lease restructuring liability	$33,924	$(3,754)	$2,202	$866	$33,238

        For the three months ended September 30, 2009, the Company recorded restructuring expense of $0.8 million, which was primarily the result of the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the three months ended September 30, 2009 was as follows (in thousands):

	Liability as of June 30, 2009	Cash payments in the third quarter of 2009	Cash received from subleasese in the third quarter of 2009	Charge in the third quarter of 2009	Liability as of September 30, 2009
Lease restructuring liability	$34,050	$(3,772)	$2,306	$774	$33,358

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

H. Restructuring Expense (Continued)

        For the nine months ended September 30, 2010, the Company recorded restructuring expense of $3.8 million, which was partially due to revisions in the second quarter of 2010 to key estimates and assumptions related to the exercise by a sublessee of an option to continue subleasing a portion of the Kendall Square Facility through 2015 and changes to certain assumptions for the period from 2015 to 2018, and partially the result of the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the nine months ended September 30, 2010 was as follows (in thousands):

	Liability as of December 31, 2009	Cash payments in the first nine months of 2010	Cash received from subleases in the first nine months of 2010	Charge in the first nine months of 2010	Liability as of September 30, 2010
Lease restructuring liability	$34,017	$(11,169)	$6,632	$3,758	$33,238

        For the nine months ended September 30, 2009, the Company recorded restructuring expense of $4.3 million, which was the result of incremental lease obligations related to the revision in the first quarter of 2009 of certain key estimates and assumptions about facility operating costs as well as the imputed interest cost relating to the restructuring liability. The activity related to the restructuring liability for the nine months ended September 30, 2009 was as follows (in thousands):

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

September 2010 Convertible Debt Offering

        On September 28, 2010, the Company completed an offering of $400.0 million in aggregate principal amount of 3.35% convertible senior subordinated notes due 2015. This offering resulted in net

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

I. Equity and Debt Offerings and Debt Exchanges and Conversions (Continued)

proceeds of $391.6 million to the Company. The underwriting discount of $8.0 million and other expenses of $0.4 million related to this offering were recorded as debt issuance costs and are included in other assets on the Company's condensed consolidated balance sheet. The 2015 Notes were issued pursuant to and are governed by the terms of an indenture (as supplemented, the "Indenture").

        The 2015 Notes are convertible at any time, at the option of the holder, into common stock at a price equal to approximately $48.83 per share, or 20.4794 shares of common stock per $1,000 principal amount of the 2015 Notes, subject to adjustment. The 2015 Notes bear interest at the rate of 3.35% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2015 Notes on April 1 and October 1 of each year, beginning on April 1, 2011. The 2015 Notes mature on October 1, 2015.

        Prior to October 1, 2013, if the closing price of the Company's common stock has exceeded 130% of the then applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days, the Company may redeem the 2015 Notes at its option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2015 Notes to be redeemed. If the Company elects to redeem the 2015 Notes prior to October 1, 2013, or the holder elects to convert the 2015 Notes after receiving notice of such redemption, the Company will be obligated to make an additional payment, payable in cash or, subject to certain conditions, shares of the Company's common stock, so that the Company's total interest payments on the 2015 Notes being redeemed and such additional payment shall equal three years of interest. On or after October 1, 2013, the Company may redeem the 2015 Notes at its option, in whole or in part, at the redemption prices stated in the Indenture plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

        Holders may require the Company to repurchase some or all of their 2015 Notes upon the occurrence of certain fundamental changes of Vertex, as set forth in the Indenture, at 100% of the principal amount of the 2015 Notes to be repurchased, plus any accrued and unpaid interest, if any, to, but excluding, the repurchase date.

        If a fundamental change occurs that is also a specific type of change of control under the Indenture, the Company will pay a make-whole premium upon the conversion of the 2015 Notes in connection with any such transaction by increasing the applicable conversion rate on such 2015 Notes. The make-whole premium will be in addition to, and not in substitution for, any cash, securities or other assets otherwise due to holders of the 2015 Notes upon conversion. The make-whole premium will be determined by reference to the Indenture and is based on the date on which the fundamental change becomes effective and the price paid, or deemed to be paid, per share of the Company's common stock in the transaction constituting the fundamental change, subject to adjustment.

        Based on the Company's evaluation of the 2015 Notes, the Company determined that the 2015 Notes contain a single embedded derivative. This embedded derivative relates to potential penalty interest payments that could be imposed on the Company for a failure to comply with its securities reporting obligations pursuant to the 2015 Notes. This embedded derivative required bifurcation because it was not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of September 28, 2010 and September 30, 2010.

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

        Janssen made a $165.0 million up-front license payment to the Company in July 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. The Company's estimates regarding the period of performance under the Janssen collaboration agreement were adjusted in 2007, in the third quarter of 2009 and in the first quarter of 2010, as a result of changes in the global development plan for telaprevir, which contemplates the conduct of certain development activities in the post-approval period, if telaprevir is approved for marketing. These adjustments were made on a prospective basis beginning in the periods in which the changes were identified and resulted in a decrease in the amount of revenues the Company recognized from the Janssen agreement by $2.6 million per quarter for the first adjustment, by $1.1 million per quarter for the second adjustment and by $1.4 million per quarter for the third adjustment. As of September 30, 2010, there was $71.5 million in deferred revenues related to this up-front license payment that will be recognized over the remaining estimated period of performance.

        Under the agreement, Janssen agreed to make contingent milestone payments, which could have totaled up to $380.0 million for successful development, approval and launch of telaprevir as a product. As of September 30, 2010, the Company had earned $100.0 million of these contingent milestone payments. The remaining $280.0 million in milestones under the Company's agreement with Janssen include $100.0 million related to the regulatory filing with and approval of telaprevir by the European Medicines Agency, and $150.0 million related to the launch of telaprevir in the European Union. On September 30, 2009, the Company entered into two financial transactions related to the $250.0 million in milestones related to the filing, approval and launch of telaprevir in the European Union. Please refer to Note L, "September 2009 Financial Transactions." No revenues from milestone payments were recognized in the three or nine month periods ended September 30, 2010 or 2009.

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

percentage of net sales in the Janssen territories. Each of the parties will be responsible for drug supply in their respective territories. In addition, Janssen will be responsible for certain third-party royalties on net sales in its territories. Janssen may terminate the agreement (A) prior to the receipt of marketing approval for telaprevir, without cause at any time upon six months' notice to the Company or (B) if marketing approval has been obtained, upon the later of (i) one year's advance notice and (ii) such period as may be required to assign and transfer to the Company specified filings and approvals.

        During the three and nine months ended September 30, 2010 and 2009, the Company recognized the following collaborative revenues attributable to the Janssen collaboration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Amortized portion of up-front payment	$3,107	$4,488	$9,321	$15,708
Net reimbursement for telaprevir development costs	1,148	5,583	7,055	24,288
Reimbursement for manufacturing services	311	161	6,536	161

Total collaborative revenues attributable to the Janssen collaboration	$4,566	$10,232	$22,912	$40,157

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

expected period of performance under the amended agreement. As of September 30, 2010, there was $60.5 million in deferred revenues related to this up-front license payment that will be recognized over the remaining period of performance. In connection with the amendment to the MTPC Agreement, the Company agreed to supply manufacturing services to Mitsubishi Tanabe through the Company's third-party manufacturing network. As of September 30, 2010, there was $27.0 million in deferred revenues related to manufacturing services that Mitsubishi Tanabe has paid for, but which have not been completed.

        During the three and nine months ended September 30, 2010 and 2009, the Company recognized the following collaborative revenues attributable to the Mitsubishi Tanabe collaboration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Amortized portion of up-front payment	$9,558	$6,386	$28,674	$6,469
Reimbursement for telaprevir development costs	—	505	—	1,265
Payments for manufacturing services	1,498	—	3,976	—

Total collaborative revenues attributable to the Mitsubishi Tanabe collaboration	$11,056	$6,891	$32,650	$7,734

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Acquisition of ViroChem Pharma Inc. (Continued)

        All of the intangible assets acquired in the ViroChem acquisition related to in-process research and development assets. These in-process research and development assets primarily related to ViroChem's two clinical development-stage HCV polymerase inhibitors, VX-222 and VX-759, which accounted for $412.9 million and $105.8 million, respectively, of the intangible assets reflected on the Company's condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009. The Company's condensed consolidated balance sheets also reflect goodwill that relates to the potential synergies from the possible development of combination therapies involving telaprevir and the acquired drug candidates. No impairment has been found for VX-222 or VX-759 or goodwill since the acquisition date.

        In addition, the Company considered ViroChem's other clinical drug candidates and determined that VCH-286, ViroChem's lead HIV drug candidate, had an estimated fair value of $7.2 million at the acquisition date, based on development costs through the acquisition date. Pursuant to the Company's 2009 annual impairment analysis, the Company determined that VCH-286's fair value was zero, resulting in a $7.2 million impairment charge in the fourth quarter of 2009.

        The deferred tax liability of $160.3 million as of September 30, 2010 and December 31, 2009 primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired from ViroChem, which are not deductible for tax purposes. In connection with the impairment charge for VCH-286, the Company also recorded an adjustment of $2.2 million to the deferred tax liability in the fourth quarter of 2009.

        In connection with the acquisition of ViroChem, the Company incurred $7.8 million in expenses in the first quarter of 2009, which are reflected as acquisition-related expenses on the condensed consolidated statement of operations in the nine months ended September 30, 2009. These costs include transaction expenses as well as a restructuring charge the Company incurred in March 2009 when it determined it would restructure ViroChem's operations in order to focus on ViroChem's HCV development programs. As a result of this restructuring plan, which was completed in the second quarter of 2009, Vertex recorded a $2.1 million expense related to employee severance, benefits and related costs in the first quarter of 2009.

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

        The 2012 Notes were issued at a discount and do not pay current interest prior to maturity. The 2012 Notes will mature on October 31, 2012, subject to earlier mandatory redemption to the extent specified milestone events set forth in the Company's collaboration with Janssen occur prior to

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

L. September 2009 Financial Transactions (Continued)

October 31, 2012. $100.0 million of these potential milestone payments relate to the regulatory filing with and approval of telaprevir by the European Medicines Agency, and $55.0 million of these potential milestone payments relate to the launch of telaprevir in the European Union. The Company will be required to redeem the portion of the 2012 Notes equal to each milestone payment as each such milestone payment is earned under the Janssen collaboration.

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

        The Company determines the fair value of the embedded derivative based on a probability-weighted model of the discounted value that market participants would ascribe to the potential mandatory redemption and early repayment features of the 2012 Notes. The Company records quarterly interest expense related to the 2012 Notes determined using the effective interest rate method. The fair value of this embedded derivative is evaluated quarterly, with any changes in the fair value of the embedded derivative resulting in a corresponding loss or gain. Changes in the fair value of the embedded derivative that result in a loss increase the liability each quarter by an amount corresponding to the loss and changes in the fair value of the embedded derivative that result in a gain decrease the liability each quarter by an amount corresponding to the gain. The liabilities related to the 2012 Notes, including the embedded derivative, are reflected together on the Company's condensed consolidated balance sheets. As of September 30, 2010, a portion of these liabilities, corresponding to the portion of the 2012 Notes that will be repaid in connection with achieving the first potential milestone, is reflected as a current liability. The balance of the liabilities related to the 2012 Notes is reflected as a long-term liability.

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

Costs and Liabilities Related to September 2009 Financial Transactions

        In the second and third quarters of 2010, the Company received positive data from the Phase 3 clinical trials in the Company's registration program for telaprevir. Based on the positive data, the Company revised its estimates regarding the timing and probability of achieving the milestones under the Company's collaboration agreement with Janssen, which resulted in a significant increase in the fair value of the liability related to the sale of potential future milestone payments during the second and third quarters of 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Expenses and Losses:
Interest expense related to 2012 Notes	$3,827	$—	$11,112	$—
Change in fair value of embedded derivative related to 2012 Notes	(3,130)	—	718	—
Change in fair value of free-standing derivatives related to sale of potential future milestone payments	9,041	—	33,916	—

Total September 2009 financial transaction expenses	$9,738	$—	$45,746	$—

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

L. September 2009 Financial Transactions (Continued)

	September 30, 2010	December 31, 2009
	(in thousands)
Liabilities:
2012 Notes, excluding fair value of embedded derivative	$121,335	$111,313
Embedded derivative related to 2012 Notes	11,170	10,452
Liability related to sale of potential future milestone payments	72,123	38,207

Total liabilities related to September 2009 financial transactions	$204,628	$159,972

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

        The Company recorded $155.1 million, representing the proceeds of the transaction less the net royalty payable to Fosamprenavir Royalty for the period from April 1, 2008 through May 30, 2008, as deferred revenues to be recognized as royalty revenues over the life of the collaboration agreement based on the units-of-revenue method. The amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the net royalty payments due to Fosamprenavir Royalty for the period by (2) the ratio of the remaining deferred revenue amount to the total estimated remaining net royalties that GlaxoSmithKline is expected to pay Fosamprenavir Royalty over the term of the collaboration agreement. As of September 30, 2010, the Company had $117.9 million in deferred revenues related to the Purchase Agreement. In addition, the Company continues to recognize royalty revenues for the portion of the royalty earned that is due to Searle.

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

        On February 12, 2008, the Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated; on September 18, 2008, the Company entered into an underwriting agreement with Goldman, Sachs & Co.; on February 18, 2009, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated; on December 2, 2009, the Company entered into an underwriting agreement with Goldman, Sachs & Co.; and on September 23, 2010, the Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated (collectively, the "Underwriting Agreements"), in each case as the representative of the several underwriters, if any, named in such agreements, relating to the public offering and sale of shares of the Company's common stock or convertible senior subordinated notes. The Underwriting Agreement relating to each offering requires the Company to indemnify the underwriters of that public offering against any loss they may suffer by reason of the Company's breach of any representation or warranty relating to that public offering, the Company's failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the prospectus used in connection with that offering, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the offering. The representations, warranties and covenants in the Underwriting Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification arrangements is minimal.

O. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no contingent liabilities accrued as of September 30, 2010 or December 31, 2009.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

P. Recent Accounting Pronouncements (Continued)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. We have evaluated telaprevir, our lead drug candidate, in a registration program focused on treatment-naïve patients with hepatitis C virus, or HCV, infection and patients with HCV infection who have failed to achieve a sustained viral response, or SVR, with prior interferon-based treatment. We reported positive data from this registration program in the second and third quarters of 2010, and we intend to complete the submission of our new drug application, or NDA, for telaprevir in the United States in the fourth quarter of 2010. We expect to initiate sales of telaprevir in the United States in 2011. We are pursuing a number of other clinical development programs, including a registration program for VX-770, the lead drug candidate in our cystic fibrosis, or CF, program. We plan to continue investing in our research and development programs and to develop selected drug candidates that emerge from those programs, alone or with third-party collaborators.

Business Focus

        Over the past several years, we have invested significant financial and management resources in the late-stage development of telaprevir and in strengthening our pipeline of drug candidates, through research and development activities and the 2009 acquisition of ViroChem Pharma Inc., or ViroChem. To fund these investments, we have raised significant capital through sales of common stock and convertible debt and other financial transactions. In order to execute our business plan and achieve profitability, we will need to obtain approval to market telaprevir on a timely basis and effectively commercialize telaprevir in the United States, where we have marketing rights to telaprevir.

        We believe that over the next several years we will need to further investigate other potential therapies for the treatment of HCV infection in addition to telaprevir and to research, develop and commercialize additional drug candidates in other therapeutic areas with significant unmet needs. As a result, we are committed to advancing the other clinical drug candidates in our pipeline and investing in our preclinical research programs. We are conducting a Phase 2a clinical trial to evaluate telaprevir in combination with VX-222, an investigational HCV polymerase inhibitor that we obtained through our acquisition of ViroChem. The objective of our ongoing clinical trials of HCV drug candidates and our earlier-stage activities with respect to potential additional and combination treatments for HCV infection is to significantly improve the treatment options for patients with genotype 1 HCV infection.

        The most advanced of our other drug candidates is VX-770, which we are evaluating in a fully-enrolled registration program that focuses on patients with CF who have the G551D mutation in the gene responsible for CF. We expect that we will receive final data from this registration program in the first half of 2011. In October 2010, we also initiated a Phase 2a clinical trial to evaluate VX-770 in combination with VX-809 in patients with the F508del mutation, the most common mutation in the gene responsible for CF. We are conducting a Phase 2a clinical trial of VX-509 in patients with moderate-to-severe rheumatoid arthritis and a fully-enrolled Phase 2a clinical trial of VX-765 in patients with treatment-resistant epilepsy. We expect data from the VX-765 clinical trial in the fourth quarter of 2010 and interim data from the VX-509 clinical trial in 2011.

Drug Discovery, Clinical Development and Regulatory Approval

        Discovery and development of a new pharmaceutical product is a difficult and lengthy process that requires significant financial resources along with extensive technical and regulatory expertise and can take 10 to 15 years or more. Throughout this entire process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, side-effects, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing as a pharmaceutical product. The toxicity characteristics and profiles of drug candidates at varying dose levels administered for varying periods of time also are monitored and evaluated during the nonclinical and clinical development process. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, most drug candidates that do advance into formal development never become commercial products and many drug candidates that complete Phase 3 clinical trials are not approved for commercial sale. A drug candidate's failure to progress or advance may be the result of any one or more of a wide range of adverse experimental outcomes at any point during the discovery, development or approval process, including, for example, a lack of sufficient efficacy against the disease target, a lack of acceptable absorption characteristics or other physical properties, difficulties in developing a cost-effective manufacturing or formulation method, or the discovery of toxicities or side-effects that are unacceptable for the disease indication being targeted or that adversely affect the competitive commercial profile of the drug candidate. Throughout the development process for a drug candidate, we must work collaboratively with regulatory authorities, including the United States Food and Drug Administration, or FDA, in order to identify the specific scientific issues that need to be addressed in the clinical trials to support continued development and approval of the drug candidate. If the data from our ongoing clinical trials or nonclinical studies regarding the safety or efficacy of a drug candidate are not favorable or regulatory authorities request additional clinical trials or changes to existing clinical trial protocols, we may be forced to delay or terminate the clinical development program for that drug candidate, which, particularly in the case of telaprevir, could materially harm our business.

        If we complete a registration program for a drug candidate and believe the data supports approval of the drug candidate, we will submit an NDA to the FDA to market the drug candidate in the United States, and we or our collaborators will need to obtain the requisite approval from comparable authorities in foreign jurisdictions. Submitting an NDA and comparable foreign filings requires compiling, analyzing and synthesizing data from the clinical trials and nonclinical studies of the drug candidate and data regarding chemistry, manufacturing and controls, or CMC; developing proposed labeling; and providing plans for post-marketing studies, safety monitoring and risk evaluation and mitigation. To obtain approval, we must, among other things, demonstrate with evidence gathered in nonclinical and well-controlled clinical trials that the drug candidate is safe and effective for the disease it is intended to treat and that the manufacturing facilities, processes and controls for the drug candidate are adequate. After receiving an NDA or foreign regulatory submission, the FDA and/or other regulatory authorities may request supplemental analyses or data and/or ask us to complete additional clinical trials to support approval. In addition, the FDA and/or other regulatory authorities will conduct audits and inspections of our and our third-party contractors' practices, procedures and facilities. The FDA and foreign regulatory authorities will have substantial discretion in deciding whether or not each of our drug candidates should be granted approval based on the benefits and risks of a drug candidate in the treatment of a particular disease. Their review of our NDAs or foreign regulatory filings could delay, limit or prevent regulatory approval of the drug candidate in the United States and foreign jurisdictions.

        Because our investments are subject to considerable risks, we closely monitor the results of our discovery research, clinical trials and nonclinical studies and frequently evaluate our drug development programs in light of new data and scientific, business and commercial insights, with the objective of balancing risk and potential. This process can result in relatively abrupt changes in focus and priority as new information becomes available and we gain additional understanding of our ongoing programs and potential new programs. Although we believe that our development activities and the clinical trial data we have obtained regarding telaprevir have reduced the risks associated with seeking regulatory approval, we cannot be sure that our development of telaprevir will lead to regulatory approval of telaprevir in the United States or that such approval, if obtained, will occur in 2011. With respect to our other drug candidates, including VX-770, we have more limited data from clinical trials and nonclinical studies and as a result it is difficult to predict which, if any, of these drug candidates ultimately will become pharmaceutical products. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for the drug candidates involved will be harmed.

Recent Developments in Clinical Programs

  Telaprevir Registration Program

        Our registration program for telaprevir consists of two Phase 3 clinical trials in treatment-naïve patients infected with genotype 1 HCV, ADVANCE and ILLUMINATE, and a Phase 3 clinical trial in patients infected with genotype 1 HCV who failed to achieve an SVR with prior interferon-based treatment, REALIZE. This clinical development program was designed to support registration by us of telaprevir in North America and by our collaborator, Janssen Pharmaceuticals, N.V., or Janssen, a Johnson & Johnson company, in the European Union and other international markets. An additional collaborator, Mitsubishi Tanabe Pharma Corporation, is responsible for the commercialization of telaprevir in Japan and specified other countries in the Far East.

        As part of our rolling NDA submission, we have submitted our CMC package, nonclinical package and clinical data from ADVANCE to the FDA. We intend to complete the submission of the NDA for telaprevir in the fourth quarter of 2010. Janssen has indicated that it plans to submit its marketing authorization application, or MAA, for telaprevir to the European Medicines Agency, or EMA, in the fourth quarter of 2010. Our United States patent covering the composition-of-matter of telaprevir was granted in October 2010 and is scheduled to expire in 2025.

  REALIZE

        REALIZE was a pivotal three-arm double-blinded placebo-controlled clinical trial of telaprevir-based treatment regimens that enrolled 662 patients with genotype 1 HCV infection who failed to achieve an SVR after treatment with pegylated-interferon, or peg-IFN, and ribavirin, or RBV. Patients were randomized 2:2:1 to the two telaprevir-based treatment arms and the control arm, respectively. REALIZE included the following patient groups:

  •
  null responders—those patients who experienced less than a 2 log10 reduction in HCV RNA levels at week 12 of prior therapy;

  •
  partial responders—those patients who experienced at least a 2 log10 reduction in HCV RNA levels at week 12, but who failed to achieve undetectable HCV RNA levels by week 24 in their prior course of therapy; and

  •
  relapsers—those patients who experienced undetectable HCV RNA levels at the completion of at least 42 weeks of prior treatment, but who relapsed after treatment ended.

        REALIZE is the only Phase 3 clinical trial of an HCV protease inhibitor to date to enroll null responders. REALIZE's primary endpoint was SVR, defined as the percentage of patients who had undetectable HCV RNA levels both at the end of treatment and 24 weeks after the end of treatment, on an intent-to-treat basis in each of the two telaprevir-based treatment arms compared to the control arm, as well as across the three subgroups of patients in the trial arms. One of the two telaprevir-based treatment arms evaluated a delayed-start approach in which patients received four weeks of pre-treatment with peg-IFN and RBV before receiving telaprevir. The secondary endpoint of REALIZE was the safety of telaprevir when dosed in combination with peg-IFN and RBV.

        The following table sets forth the SVR rates on an intent-to-treat basis for patients in the control arm and the combined telaprevir-based treatment arms. In addition, the table includes a supplemental analysis of the SVR rates on an intent-to-treat basis of the pooled relapsers and partial responders in each of the control arm and in the two telaprevir-based treatment arms combined.

	Relapsers	Partial Responders	Null Responders	Overall
Telaprevir-based treatment arms	86%	57%	31%	65%
	(245/286)	(55/97)	(46/147)	(346/530)

	Pooled Analysis: 78%
	(300/383)

Control arm	24%	15%	5%	17%
	(16/68)	(4/27)	(2/37)	(22/132)

	Pooled Analysis: 21%
	(20/95)

        The table below sets forth the SVR rates on an intent-to-treat basis in each of the arms across the three subgroups of patients.

	Relapsers	Partial Responders	Null Responders	Overall
Telaprevir-based treatment arm (simultaneous start):
telaprevir in combination with peg-IFN and RBV for 12 weeks, followed by peg-IFN combined with RBV for 36 weeks	83%	59%	29%	64%
Telaprevir-based treatment arm (delayed start):
peg-IFN and RBV for 4 weeks, followed by telaprevir in combination with peg-IFN and RBV for 12 weeks, followed by peg-IFN combined with RBV for 32 weeks	88%	54%	33%	66%
Control arm:
peg-IFN combined with RBV for 48 weeks	24%	15%	5%	17%

  ADVANCE

        ADVANCE was a pivotal three-arm double-blinded placebo-controlled clinical trial that enrolled 1,095 treatment-naïve patients with genotype 1 HCV infection. ADVANCE had two telaprevir-based treatment arms, one in which patients received 12 weeks of telaprevir-based triple combination therapy and one in which patients received 8 weeks of telaprevir-based triple combination therapy, in each case taking peg-IFN and RBV for a period of time after completing telaprevir dosing. Patients in both of the telaprevir-based treatment arms who met criteria for extended rapid viral response, or eRVR, completed all treatment after 24 weeks, while patients who responded to treatment but did not meet the eRVR criteria continued receiving peg-IFN and RBV for a total of 48 weeks of therapy. To satisfy our eRVR criteria, a patient must have undetectable HCV RNA levels at the end of week 4 and week 12 after the start of treatment.

        The primary endpoint of ADVANCE was SVR in the telaprevir-based treatment arms compared to the control arm. The secondary endpoint was the safety of telaprevir when dosed in combination with peg-IFN and RBV. The SVR rates on an intent-to-treat basis for patients in ADVANCE are set forth in the table below.

SVR
12-week telaprevir-based treatment arm:
telaprevir in combination with peg-IFN and RBV for 12 weeks, followed by peg-IFN combined with RBV for 12 weeks or 36 weeks	75%
8-week telaprevir-based treatment arm:
telaprevir in combination with peg-IFN and RBV for 8 weeks, followed by peg-IFN combined with RBV for 16 weeks or 40 weeks	69%
48-week control arm:
48 weeks of therapy with peg-IFN and RBV	44%

  ILLUMINATE

        ILLUMINATE was a supplemental Phase 3 clinical trial that included evaluation of 24-week and 48-week total treatment durations in treatment-naïve patients infected with genotype 1 HCV who achieved an eRVR in response to telaprevir-based treatment regimens. This clinical trial was a randomized, open-label trial that enrolled 540 patients. ILLUMINATE was designed to supplement SVR data obtained from ADVANCE to evaluate the benefits and risks, for patients who achieve an eRVR, of extending total treatment duration from 24 to 48 weeks, through a non-inferiority evaluation of the 24-week and 48-week regimens. The SVR rates from the trial met the predefined non-inferiority criteria established to compare the 24-week regimen and the 48-week regimen and thus indicated that there was no additional benefit to extending treatment to 48 weeks in patients who achieve an eRVR. The following table provides SVR rates for patients who achieved an eRVR at week 4 and week 12, and remained on treatment through week 20.

	SVR Rate (For Patients Who Achieved eRVR)	Patients with SVR/Total Patients (Who Achieved eRVR)
24-week telaprevir-based treatment regimen:
telaprevir in combination with peg-IFN and RBV for 12 weeks, followed by peg-IFN combined with RBV for 12 weeks	92%	149/162
48-week telaprevir-based treatment regimen:
telaprevir in combination with peg-IFN and RBV for 12 weeks, followed by peg-IFN combined with RBV for 36 weeks	88%	140/160

        The overall SVR for the patients enrolled in ILLUMINATE on an intent-to-treat basis was 72%. For patients who received the 24-week telaprevir-based treatment regimen after achieving an eRVR, remained on treatment through week 20 and had undetectable HCV levels at the end of treatment, the relapse rate was 5.7% (9/159). The relapse rate for patients who achieved an eRVR and received the 48-week telaprevir-based treatment regimen was 1.9% (3/154).

  Safety and Tolerability

        The most common adverse events reported in the telaprevir-based treatment arms were fatigue, rash, pruritus, nausea, headache and anemia, of which anemia, rash, pruritus and nausea occurred more frequently in the telaprevir-based treatment arms than in the control arms. The majority of these adverse events were graded mild to moderate. In all of our Phase 3 clinical trials, the use of erythropoiesis-stimulating agents was not allowed.

        Discontinuation of all study drugs in REALIZE, ADVANCE and ILLUMINATE during the telaprevir-based dosing periods were as follows:

	Discontinuation of All Study Drugs During Telaprevir-dosing Periods
	Total	Anemia	Rash
REALIZE
Telaprevir-based treatment arms:	4%	0.6%	0.4%
Control arm:	3%	0.0%	0.0%
ADVANCE
12-week telaprevir-based treatment arm:	7%	0.8%	1.4%
8-week telaprevir-based treatment arm:	8%	3.3%	0.5%
Control arm:	4%	0.6%	0.0%
ILLUMINATE
Telaprevir-based treatment regimen (no control arm):	7%	1.1%	0.6%

  Telaprevir Twice-daily Dosing and HIV Co-infection Clinical Trials

        In October 2010, Tibotec initiated a Phase 3b clinical trial to evaluate twice-daily dosing of telaprevir compared to three-times-daily dosing of telaprevir. We expect Tibotec will begin screening patients for this clinical trial in November 2010. In October 2010, we completed enrollment of a Phase 2 clinical trial in patients co-infected with HCV and the human immunodeficiency virus, or HIV. The primary endpoint of this clinical trial is to evaluate the safety and tolerability of telaprevir-based therapy in patients co-infected with HCV and HIV. The secondary endpoint is to evaluate SVR rates.

  VX-222

        We are conducting a four-arm Phase 2a clinical trial designed to evaluate response-guided telaprevir/VX-222-based combination treatment regimens in patients with genotype 1 HCV. This clinical trial, which began dosing patients in August 2010, originally included two treatment arms of patients receiving a four-drug treatment regimen consisting of telaprevir, VX-222, peg-IFN and RBV, as well as two treatment arms of patients receiving a two-drug treatment regimen consisting of telaprevir and VX-222, in one of a lower dose (100 mg) or a higher dose (400 mg) of VX-222. In October 2010, we modified the clinical trial to discontinue the two-drug treatment arm of patients receiving the lower dose (100 mg) of VX-222, because patients in this treatment arm met a pre-defined stopping rule related to viral breakthrough during the first four weeks of dosing. The remaining three treatment arms, including the two-drug treatment arm of patients receiving the higher (400 mg) dose of VX-222, are continuing without modification, and no viral breakthrough has been reported in these treatment arms. We have completed patient recruitment for this clinical trial, and we expect to obtain on-treatment clinical data in the first half of 2011, and SVR data in the second half of 2011.

        In addition to the clinical trial evaluating VX-222 in combination with telaprevir, we are conducting a Phase 2a clinical trial to evaluate multiple doses of VX-222 in combination with only peg-IFN and RBV. This Phase 2a clinical trial is designed to evaluate the safety, tolerability and antiviral activity of two dose levels of VX-222 (400 mg and 750 mg) in a total of 50 patients with genotype 1 HCV infection. Patients in the clinical trial are receiving VX-222 in combination with peg-IFN and RBV for 12 weeks, followed by peg-IFN and RBV for 36 weeks. We began enrolling patients in this clinical trial in August 2010.

  VX-770

        We are conducting a registration program for VX-770 that is focused on patients with CF who have the G551D mutation in the gene responsible for CF. The three clinical trials in this registration program are the Phase 3 STRIVE clinical trial in patients 12 years of age and older with the G551D mutation, the Phase 3 ENVISION clinical trial in patients between 6 to 11 years of age with the G551D mutation and the Phase 2 DISCOVER clinical trial in patients 12 years of age and older with only the F508del mutation. We completed enrollment in STRIVE in the first quarter of 2010 and in ENVISION in the second quarter of 2010. In STRIVE and ENVISION, patients in VX-770 treatment arms will receive 48-weeks of treatment with VX-770. In DISCOVER, the 16-week dosing period is complete. We expect that we will receive final data from the registration program in the first half of 2011, and if we believe the data from the registration program support approval, we could submit an NDA for VX-770 to the FDA in the second half of 2011.

  VX-770 and VX-809 Combination Clinical Trial

        In October 2010, we initiated a Phase 2a clinical trial that will evaluate multiple combinations of VX-770 and VX-809. The trial is designed to evaluate the safety and tolerability of VX-809 dosed alone for 14 days followed by dosing of VX-809 combined with VX-770 for seven days. The trial also will assess the effect of VX-809 on the function of the cystic fibrosis transmembrane conductance regulator, or CFTR, both as a single compound and combined with VX-770. The three-part trial is designed to enroll up to a total of 160 patients with two copies of the F508del CFTR mutation, the most common mutation in the CFTR gene.

Commercialization

        We plan to market telaprevir in North America, if and when it is approved for sale. Over the past several years, we have expanded our commercial organization in the United States with a focus on building our understanding of the HCV market, developing our commercial strategy for the potential launch of telaprevir, executing plans to establish the infrastructure to support commercial sales, incorporating appropriate compliance policies and procedures, establishing patient-focused programs, and creating a sales force and hiring employees for our managed markets organization to promote telaprevir, if approved, to health care providers and payors. During the period prior to the potential launch of telaprevir, we will need to complete the build-out of our commercial organization in the United States, which will include hiring additional personnel. We also are planning to market telaprevir and VX-770 in Canada and VX-770 in the European Union, if we are successful in obtaining approval in these territories, and have begun the process of expanding our commercial organization into these territories. Successful development and commercialization of any of our other drug candidates would require further expansion of our commercial capabilities in North America, Canada and the European Union.

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

Financing Strategy

        We have incurred losses from our inception and expect to continue to incur losses at least until we obtain approval for and successfully commercialize a product. Therefore, we have been dependent in large part on our ability to raise significant funding to finance our research and development operations, to create a commercial infrastructure and to meet our overhead costs and long-term contractual commitments and obligations. To date, we have secured funds principally through capital market and other financing transactions, strategic collaborative agreements, investment income and the issuance of common stock under our employee benefit plans. In September 2010, we secured an additional $391.6 million through the issuance of $400.0 million in aggregate principal amount of our 3.35% convertible senior subordinated notes due 2015, or 2015 Notes. We have from time to time transferred to third parties future financial rights under certain of our collaborations in exchange for one-time cash payments.

        We expect that we will incur substantial expenses in order to seek approval for and commercialize telaprevir while at the same time continuing to pursue diversified research and development efforts for our other drug candidates and build out our other capabilities. We may seek to borrow working capital if such financing is available to us. Although we have no plans to do so in the near term, we may raise additional capital from public offerings or private placements of our securities, securing new collaborative agreements or through other methods of financing. We cannot be sure that financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, we may be required to significantly curtail or discontinue one or more of our research or development programs, including clinical trials, incur significant cash exit costs, or attempt to obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain of our drug candidates.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the nine months ended September 30, 2010, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations—Three and Nine Months Ended September 30, 2010 Compared with Three and Nine Months Ended September 30, 2009

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Revenues	$23,795	$24,957	$(1,162)	(5)%	$77,846	$68,000	$9,846	14%
Operating costs and expenses	223,383	173,190	50,193	29%	607,289	535,293	71,996	13%
Net interest expense	3,458	1,332	2,126	160%	10,157	3,947	6,210	157%
Other loss	5,911	—	5,911	n/a	34,634	12,294	22,340	182%
Net loss	$208,957	$149,565	$59,392	40%	$574,234	$483,534	$90,700	19%

  Net Loss

        Our net loss in the third quarter of 2010 increased by $59.4 million, or 40%, as compared to our net loss in the third quarter of 2009, and our net loss in the nine months ended September 30, 2010 increased by $90.7 million, or 19%, as compared to our net loss in the nine months ended September 30, 2009. The increases in our net loss in the three and nine months ended September 30, 2010 as compared to the comparable periods in 2009 were primarily the result of significant increases in our operating expenses, and increased non-cash losses that we incurred in the 2010 periods related to increases in the fair value of outstanding derivative instruments. The increases in our operating expenses during the 2010 periods as compared to the 2009 periods related primarily to increased expenses for our commercial organization and increased investment in commercial supplies of telaprevir.

  Net Loss per Share

        Our net loss for the third quarter of 2010 was $1.04 per basic and diluted common share compared to a net loss of $0.84 per basic and diluted common share for the third quarter of 2009. Our increased net loss per common share in the third quarter of 2010 was the result of an increased net loss in the third quarter of 2010 compared to the third quarter of 2009, partially offset by an increase in the basic and diluted weighted-average number of common shares outstanding from 178.7 million to 200.9 million. Our net loss for the nine months ended September 30, 2010 was $2.87 per basic and diluted common share compared to a net loss of $2.86 per basic and diluted common share for nine months ended September 30, 2009. This net loss per common share for the nine months ended September 30, 2010 was similar to our net loss per common share in the nine months ended September 30, 2009 because our increased net loss was largely offset by an increase in the basic and diluted weighted-average number of common shares outstanding from 169.1 million to 200.1 million. The increase in the number of common shares outstanding in 2010 compared to 2009 resulted primarily from the equity offerings we completed in February 2009 and December 2009, the ViroChem acquisition in March 2009 and the exchanges and conversions of our 4.75% convertible senior subordinated notes due 2013, or 2013 Notes, into common stock during 2009 and the first quarter of 2010.

  Stock-based Compensation and Certain Other Expenses

        The comparison of our costs and expenses during the three and nine months ended September 30, 2010 and 2009 reflects changes in our levels of stock-based compensation expense and certain other expenses during the periods. Our stock-based compensation expense increased in the third quarter of 2010 as compared to the third quarter of 2009 due to the expansion of our workforce and increased expenses related to equity awards that contain performance-based vesting acceleration. The small decrease in our stock-based compensation expense for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was the result of one-time expenses that were incurred in the first and second quarters of 2009 related to our CEO transition, largely offset in 2010 by the expansion of our workforce and the expenses related to equity awards that contain performance-based vesting acceleration. In the three and nine months ended September 30, 2010, we incurred $9.7 million and $45.7 million, respectively, in non-cash expenses related to financial transactions that we completed in September 2009. Most of these non-cash expenses related to changes in the fair value of derivative instruments associated with the September 2009 financial transactions due to updated estimates regarding the timing and probability of achieving milestones under our Janssen collaboration agreement. These estimates were adjusted to incorporate the increased likelihood of achieving the milestones upon receipt of positive data from the Phase 3 clinical trials in our registration program for telaprevir. We incurred acquisition-related expenses in the first quarter of 2009 and a loss on the exchange of convertible notes in the second quarter of 2009, for which there were no corresponding expenses in 2010.

        Our costs and expenses in the three and nine months ended September 30, 2010 and 2009 included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Stock-based compensation expense	$23,768	$20,134	$67,550	$68,996
Restructuring expense	866	774	3,758	4,283
Acquisition-related expenses (ViroChem)	—	—	—	7,793
September 2009 financial transaction expenses	9,738	—	45,746	—
Loss on exchange of convertible notes	—	—	—	12,294

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Royalty revenues	$8,173	$7,834	$339	4%	$21,842	$19,891	$1,951	10%
Collaborative revenues	15,622	17,123	(1,501)	(9)%	56,004	48,109	7,895	16%

Total revenues	$23,795	$24,957	$(1,162)	(5)%	$77,846	$68,000	$9,846	14%

        Our total revenues in recent periods have consisted primarily of collaborative revenues, which have fluctuated significantly on a quarterly basis. This variability is due to, among other things, the July 2009 amendment of our collaboration agreement with Mitsubishi Tanabe, which provided for an up-front payment that is being recognized over the expected period of performance; the variable level of reimbursement we have received for our development programs; increased revenues from services we provide to our collaborators through our third-party manufacturing network and the timing of recognition of significant milestone payments. During the fourth quarter of 2010, we expect to continue to recognize deferred revenues and additional revenues from our collaborative relationships. We do not expect to have any product revenues from the sale of telaprevir in 2010. If we are able to successfully commercialize telaprevir in accordance with our current plans, we expect to receive product revenues from the sales of telaprevir beginning in 2011.

  Collaborative Revenues

        The table presented below is a summary of revenues from our collaborative arrangements for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Janssen	$4,566	$10,232	$22,912	$40,157
Mitsubishi Tanabe	11,056	6,891	32,650	7,734
Other	—	—	442	218

Total collaborative revenues	$15,622	$17,123	$56,004	$48,109

        Our revenues from the Janssen collaboration in each period consist of:

  •
  net reimbursements from Janssen for costs of developing telaprevir;

  •
  specified manufacturing services, if any, we provided to Janssen in the period; and

  •
  an amortized portion of the $165.0 million up-front payment received from Janssen in 2006.

We record telaprevir clinical development expenses to be reimbursed by Janssen, after we offset amounts to be reimbursed by us to Janssen for its telaprevir clinical development expenses, as revenues.

        Our revenues from the Janssen collaboration decreased by $5.7 million, or 55%, in the third quarter of 2010 compared to the third quarter of 2009 and decreased by $17.2 million, or 43%, in the nine months ended September 30, 2010 compared to the same period in 2009. These decreases were primarily the result of decreased net reimbursable expenses as we completed the Phase 3 clinical trials in our registration program for telaprevir and decreased revenues from the up-front payment, partially offset by increased reimbursement for manufacturing services. We adjusted our estimates regarding the period of performance under the Janssen agreement in the first quarter of 2010 as a result of changes in the global development plan for telaprevir, which contemplates the conduct of certain development activities in the post-approval period if telaprevir is approved for marketing. This adjustment, together with a similar adjustment that we made in the third quarter of 2009, resulted in our recognizing $3.1 million and $9.3 million, respectively, in collaborative revenues related to the up-front payment in the three and nine months ended September 30, 2010 as compared to $4.5 million and $15.7 million, respectively, in the three and nine months ended September 30, 2009. We did not achieve any development milestones under the Janssen agreement in 2009 or the nine months ended September 30, 2010. In the third quarter of 2009, we entered into two financial transactions related to $250.0 million in potential future milestone payments under the Janssen agreement related to the regulatory filing with and approval of telaprevir by the EMA, and the launch of telaprevir in the European Union. We anticipate these milestone payments will be earned prior to April 2012. We expect that, when and if earned, these milestone payments will result in collaborative revenues of $250.0 million. We are obligated to apply the proceeds from the first $155.0 million of these milestone payments toward redemption of the secured notes due 2012, or 2012 Notes, we issued in the transaction. The remaining $95.0 million are to be paid by Janssen directly to the purchaser of $95.0 million of these milestone payments.

        In the three and nine months ended September 30, 2010, the majority of our collaborative revenues related to our collaboration with Mitsubishi Tanabe. In the third quarter of 2009, we entered into an amendment to our license, development and commercialization agreement with Mitsubishi Tanabe that resulted in a $105.0 million payment when the amendment was executed. We classified this payment as deferred revenues and are recognizing it over our expected period of performance. In the three and nine months ended September 30, 2010, we recognized $9.6 million and $28.7 million, respectively, of revenues from Mitsubishi Tanabe related to the $105.0 million payment. In the three and nine months ended September 30, 2009, we recognized $6.4 million of revenues from Mitsubishi Tanabe related to the $105.0 million payment. In addition, in the three and nine months ended September 30, 2010, we recognized $1.5 million and $4.0 million, respectively, of revenues related to manufacturing services provided to Mitsubishi Tanabe through our third-party manufacturing network. As of September 30, 2010, we also had $27.0 million in deferred revenues related to manufacturing services that Mitsubishi Tanabe has paid for, but which have not yet been completed. We believe it is likely that we will recognize the deferred revenues related to the manufacturing services that Mitsubishi Tanabe has paid for in the fourth quarter of 2010.

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

        Our royalty revenues increased by $0.3 million, or 4%, in the third quarter of 2010 compared to the third quarter of 2009. Our royalty revenues increased by $2.0 million, or 10%, in the nine months ended September 30, 2010 compared to the same period in 2009. In the fourth quarter of 2010, we expect that we will recognize as royalty revenues a portion of the remaining deferred revenues from the sale of our HIV royalty stream plus the full amount of the third-party subroyalty.

Costs and Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Research and development expenses	$170,434	$132,132	$38,302	29%	$468,528	$415,044	$53,484	13%
Sales, general and administrative expenses	48,855	36,572	12,283	34%	125,322	97,618	27,704	28%
Royalty expenses	3,228	3,712	(484)	(13)%	9,681	10,555	(874)	(8)%
Restructuring expense	866	774	92	12%	3,758	4,283	(525)	(12)%
Acquisition-related expenses	—	—	—	n/a	—	7,793	(7,793)	(100)%

Total costs and expenses	$223,383	$173,190	$50,193	29%	$607,289	$535,293	$71,996	13%

        Our operating costs and expenses primarily relate to our research and development expenses and our sales, general and administrative expenses. Our research and development expenses fluctuate on a quarterly basis due to the timing and scope of activities related to development of clinical drug candidates and our commercial supply investment for development-stage assets. Our sales, general and administrative expenses generally have been increasing as we increase our headcount and expand our capabilities in preparation for the potential commercial launch of telaprevir.

  Research and Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Research expenses	$48,416	$42,663	$5,753	13%	$140,146	$129,418	$10,728	8%
Development expenses	122,018	89,469	32,549	36%	328,382	285,626	42,756	15%

Total research and development expenses	$170,434	$132,132	$38,302	29%	$468,528	$415,044	$53,484	13%

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

        To date, we have incurred in excess of $3.8 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.

        Over the past several years, telaprevir has represented the largest portion of the development costs for our clinical drug candidates. We have completed the registration program for telaprevir, but expect to continue to incur telaprevir development costs in connection with seeking regulatory approval for telaprevir and conducting additional clinical trials of telaprevir. If we are able to successfully obtain approval to market telaprevir in accordance with current regulatory timelines, we anticipate that we will begin generating revenues and cash flows from the sales of telaprevir in 2011. If our registration program for VX-770 is successful and completed on currently projected timelines, we could submit an NDA for VX-770 in the second half of 2011. Our other drug candidates are less advanced and as a result any estimates regarding development and regulatory timelines for these drug candidates are highly subjective and subject to change. We cannot make a meaningful estimate when, if ever, these drug candidates, including the drug candidates we acquired from ViroChem, will generate revenues and cash flows.

  Research Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$17,422	$16,631	$791	5%	$50,036	$46,751	$3,285	7%
Stock-based compensation expense	6,063	5,152	911	18%	17,988	18,757	(769)	(4)%
Laboratory supplies and other direct expenses	6,383	6,266	117	2%	21,543	20,549	994	5%
Contractual services	3,300	1,498	1,802	120%	7,559	3,844	3,715	97%
Infrastructure costs	15,248	13,116	2,132	16%	43,020	39,517	3,503	9%

Total research expenses	$48,416	$42,663	$5,753	13%	$140,146	$129,418	$10,728	8%

        Our research expenses primarily are related to expenses for our workforce and generally are not dependent on the timing of clinical development activities. Our increased expenses in the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 were primarily the result of increases in our salary and benefits expenses, contractual services expenses and infrastructure costs. We expect to continue to invest in our research programs in an effort to identify additional drug candidates for development.

  Development Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$29,908	$26,963	$2,945	11%	$80,103	$73,399	$6,704	9%
Stock-based compensation expense	10,916	7,896	3,020	38%	31,046	32,185	(1,139)	(4)%
Laboratory supplies and other direct expenses	9,901	6,996	2,905	42%	24,348	20,819	3,529	17%
Contractual services	30,042	25,410	4,632	18%	76,940	88,281	(11,341)	(13)%
Commercial supply investment	18,970	4,295	14,675	342%	53,994	14,712	39,282	267%
Infrastructure costs	22,281	17,909	4,372	24%	61,951	56,230	5,721	10%

Total development expenses	$122,018	$89,469	$32,549	36%	$328,382	$285,626	$42,756	15%

        The increase in our development expenses during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 relates to a large increase in our commercial supply investment and to significant increases across the other categories of our development expenses. The increase in our development expenses during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 relates primarily to a large increase in our commercial supply investment. We expect we will continue to increase our investment in commercial supplies of telaprevir, and that our related expenses will continue to increase, until we can begin to capitalize these investments.

        Our development expenses excluding our commercial supply investment increased by $17.9 million, or 21%, for the third quarter of 2010 compared to the third quarter of 2009. This increase was the result of significant increases in each major category of our development expenses. Our development expenses excluding our commercial supply investment increased by $3.5 million, or 1%, for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, as increases in our salary and benefits expenses and infrastructure costs were largely offset by a significant decrease in our contractual services expenses.

  Sales, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2010	2009			2010	2009
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$48,855	$36,572	$12,283	34%	$125,322	$97,618	$27,704	28%

        The increases in sales, general and administrative expenses in the 2010 periods as compared to the 2009 periods are the result of increased headcount and external costs in 2010 as we prepare for the potential commercial launch of telaprevir. We expect the trend of increases in sales, general and administrative expenses to continue. In the three months ended September 30, 2010 and 2009, our sales, general and administrative expenses included $6.8 million and $7.1 million, respectively, of stock-based compensation expense. In the nine months ended September 30, 2010 and 2009, our sales, general and administrative expenses included $18.5 million and $18.1 million, respectively, of stock-based compensation expense.

  Royalty Expenses

        Royalty expenses decreased in the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009. Royalty expenses primarily relate to a subroyalty payable to a third party on net sales of Lexiva/Telzir. The subroyalty results in both a royalty expense and offsetting royalty revenues. We expect to continue to recognize this subroyalty as an expense in future periods.

  Restructuring Expense

        We recorded restructuring expense of $0.9 million for the three months ended September 30, 2010 consistent with the $0.8 million of restructuring expenses we recorded for the three months ended September 30, 2009. We recorded restructuring expense of $3.8 million for the nine months ended September 30, 2010 compared to $4.3 million for the nine months ended September 30, 2009. The restructuring expense in all periods included imputed interest cost related to the restructuring liability associated with our Kendall Square lease. The decrease in restructuring expense for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily the result of a revision, in the first quarter of 2009, of certain key estimates and assumptions about facility operating costs for the remaining period of the lease commitment for the Kendall facility. The lease restructuring liability was $33.2 million as of September 30, 2010.

        We review our estimates and assumptions with respect to the Kendall Square lease at least on a quarterly basis and will make whatever modifications we believe are necessary to reflect any changed circumstances, based on our best judgment, until the termination of the lease. Our estimates have changed in the past and may change in the future, resulting in additional adjustments to the estimate of the liability, and the effect of any such adjustments could be material.

  Acquisition-related Expenses

        We incurred $7.8 million of expenses in the nine months ended September 30, 2009 in connection with our acquisition of ViroChem, including $5.7 million in transaction expenses and $2.1 million related to a restructuring of ViroChem's operations that we undertook in March 2009 in order to focus ViroChem's activities on its HCV assets. We did not have corresponding acquisition-related expenses in the nine months ended September 30, 2010.

Non-operating Items

  Interest Income

        Interest income decreased by $0.1 million, or 17%, to $0.5 million for the third quarter of 2010 from $0.6 million for the third quarter 2009. Interest income decreased by $3.3 million, or 69%, to $1.4 million for the nine months ended September 30, 2010 from $4.7 million for the same period of 2009. The decrease in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was the result of lower portfolio yields in 2010 periods as compared to 2009. Our cash, cash equivalents and marketable securities yielded approximately 0% on an annual basis in the third quarter of 2010 and 2009.

  Interest Expense

        Interest expense increased by 105% to $4.0 million in the third quarter of 2010 from $1.9 million in the third quarter of 2009 and by $3.0 million, or 34%, to $11.6 million in the nine months ended September 30, 2010 from $8.6 million in the same period in 2009. These increases were the result of interest expense related to the 2012 Notes that we issued in September 2009, partially offset by a decrease in interest expense related to our 2013 Notes. Our 2015 Notes did not begin to accrue interest until September 28, 2010. During the fourth quarter of 2010, we expect that we will have approximately $3.4 million in interest expense related to the 2015 Notes and that we will continue to incur imputed interest expense related to our 2012 Notes.

  Change in Fair Value of Derivative Instruments

        In the three and nine months ended September 30, 2010, we recorded losses of $5.9 million and $34.6 million, respectively, in connection with the embedded and free-standing derivatives associated with our September 2009 financial transactions. These losses were principally related to adjustments we made in the second quarter and third quarter of 2010 to estimates regarding the timing and probability of achieving the milestones under the Janssen agreement based on the positive data from our registration program for telaprevir that we received in the second and third quarters of 2010. These losses also included time-value-of-money adjustments to the estimated fair value of the free-standing derivative. If we earn the $250.0 million in milestone payments under the Janssen agreement, we expect that we will incur $45.4 million in additional non-cash expenses related to the September 2009 financial transactions. We expect the majority of these additional expenses to be reflected as changes in the fair value of derivative instruments and a portion of these additional expenses to be reflected as interest expense.

  Loss on Exchange of Convertible Subordinated Notes

        In the nine months ended September 30, 2009, we incurred a non-cash charge of $12.3 million in connection with the exchange of $143.5 million in aggregate principal amount of the 2013 Notes in the second quarter for 6.6 million newly-issued shares of our common stock. The charge related to the approximately 400,000 shares of common stock that we issued in excess of the number of shares of common stock into which such 2013 Notes were convertible prior to the exchange. We did not have comparable charges in the nine months ended September 30, 2010.

Liquidity and Capital Resources

        We have incurred operating losses since our inception and have financed our operations principally through public and private offerings of our equity and debt securities, strategic collaborative agreements that include research and/or development funding, development milestones and royalties on the sales of products, strategic sales of assets or businesses, financial transactions, investment income and proceeds from the issuance of common stock under our employee benefit plans. We expect that we will incur substantial expenses in order to seek approval for and commercialize telaprevir while at the same time continuing to pursue diversified research and development efforts for our other drug candidates. For these purposes, we may raise additional capital in order to maintain adequate working capital and cash reserves.

        At September 30, 2010, we had cash, cash equivalents and marketable securities of $1.2 billion, which was a decrease of $81.9 million from $1.3 billion at December 31, 2009. The decrease was primarily the result of cash expenditures we made in the first nine months of 2010 related to, among other things, research and development expenses and sales, general and administrative expenses, partially offset by the $391.6 million in net proceeds we received from our September 2010 issuance of the 2015 Notes. Capital expenditures for property and equipment during the nine months ended September 30, 2010 were $23.6 million.

        We had $155.0 million in aggregate principal amount of 2012 Notes outstanding on September 30, 2010. The 2012 Notes mature on October 31, 2012, subject to earlier mandatory redemption as specified milestone events under our collaboration with Janssen are achieved prior to October 31, 2012. In addition, in September 2009, we sold our rights to receive an additional $95.0 million of potential future milestone payments that we expect to receive from Janssen for the launch of telaprevir in the European Union. As a result of these transactions, the $250.0 million of potential milestone payments from Janssen related to the filing, approval and launch of telaprevir in the European Union, if and when earned, will not provide us with liquidity in the future except to the extent that they fund redemption of $155.0 million in principal amount of our 2012 Notes.

        At September 30, 2010, we had outstanding $400.0 million in aggregate principal amount of our 2015 Notes. The 2015 Notes bear interest at the rate of 3.35% per annum, and we are required to make semi-annual interest payments on the outstanding principal balance of the 2015 Notes on April 1 and October 1 of each year, beginning on April 1, 2011. The 2015 Notes will mature on October 1, 2015. The 2015 Notes are convertible, at the option of the holder, into our common stock at a price equal to approximately $48.83 per share, subject to adjustment.

        Our accrued restructuring expense of $33.2 million at September 30, 2010 relates to the portion of the facility that we lease in Kendall Square that we do not intend to occupy and includes other related lease obligations, recorded at net present value. In the nine months ended September 30, 2010, we made cash payments of $11.2 million against the accrued expense and received $6.6 million in sublease rental payments. During the fourth quarter of 2010, we expect to make additional cash payments of $3.7 million against the accrued expense and to receive $2.0 million in sublease rental payments.

        We expect to continue to make significant investments in our development pipeline, particularly in our effort to prepare for potential registration, regulatory approval and commercial launch of telaprevir and VX-770, and in clinical trials for VX-770 and our other drug candidates, including telaprevir, VX-222, VX-809, VX-509 and VX-765. We also expect to continue to make a substantial investment in drug discovery research. As a result, we expect to incur future losses on a quarterly and annual basis at least until we obtain marketing approval and successfully commercialize a product. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the number, breadth and prospects of our discovery and development programs, the costs and timing of obtaining regulatory approvals for any of our drug candidates and our decisions regarding manufacturing and commercial investments.

        We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. We may seek to borrow working capital if such financing is available to us. Although we do not have any plans to do so in the near term, we may raise additional capital through public offerings or private placements of our securities, securing new collaborative agreements or other methods of financing. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs or attempt to obtain funds through arrangements that may require us to relinquish rights to certain of our technologies or drug candidates.

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

  •
  On September 28, 2010, we issued $400.0 million in aggregate principal amount of 2015 Notes, which mature on October 1, 2015. In addition to repaying the principal amount of the 2015 Notes on the maturity date, we are obligated to make semi-annual interest payments to the holders of the 2015 Notes of approximately $6.7 million on April 1 and October 1, beginning on April 1, 2011.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of September 30, 2010 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A.    Risk Factors

        Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on February 19, 2010. There have been no material changes to the risk factors previously disclosed in that Annual Report on Form 10-K, but in connection with receipt of data from our Phase 3 clinical trials in our registration program for telaprevir we are updating our risk factor regarding our dependence on telaprevir to focus on (i) the risks associated with obtaining approval for telaprevir and (ii) the risks associated with commercializing telaprevir. The updated risk factors are as follows:

We depend heavily on the success of our lead drug candidate, telaprevir, which has not yet been approved by the FDA. If we experience material delays in obtaining or are unable to obtain marketing approval for telaprevir our business will be materially harmed.

        We believe that a significant portion of the value attributed to our company by investors relates to the commercial potential of telaprevir, which has not yet been approved by the FDA. While we and Janssen have completed the Phase 3 clinical trials in the registration program for telaprevir, we need to obtain approval from the FDA to market telaprevir in the United States. Submitting an NDA for approval of a drug candidate, such as telaprevir, is a complex and resource-intensive process. In addition, the FDA will have substantial discretion in deciding whether or not telaprevir should be granted approval based on the benefits and risks of telaprevir-based therapies in the treatment of genotype 1 HCV infection.

        Obtaining approval to market telaprevir in a timely manner will depend on many factors, including the following:

  •
  successful completion and submission of our NDA, which will require, among other things, compiling, analyzing and synthesizing data from the clinical trials of telaprevir; developing proposed labeling; and providing plans for post-marketing studies, safety monitoring and risk evaluation and mitigation;

  •
  whether or not the FDA determines that the evidence gathered in well-controlled clinical trials, other clinical trials and nonclinical studies of telaprevir demonstrates that telaprevir is safe and effective as a treatment for genotype 1 HCV infection;

  •
  whether or not the FDA is satisfied that the manufacturing facilities, processes and controls for telaprevir are adequate, that labeling is satisfactory and plans for post-marketing studies, safety monitoring and risk evaluation and mitigation are sufficient; and

  •
  the timing and nature of the FDA's comments and questions regarding the NDA for telaprevir, the scheduling and recommendations of any advisory committee meeting to consider telaprevir, the time required to respond to the FDA's comments and questions and to obtain the final labeling for telaprevir and any delays that may be associated with the NDA review process.

        If we experience material delays or are unable to obtain marketing approval for telaprevir in the United States, our business will be materially harmed.

        In addition, Janssen will need to seek approval from the EMA to market telaprevir in the European Union. The regulatory process in the European Union is similar to the process in the United States, but typically takes longer to complete. If Janssen experiences material delays or is unable to obtain marketing approval for telaprevir in its territories, our business may be materially harmed.

In order to execute our business plan and achieve profitability, we need to effectively commercialize telaprevir.

        We can not be sure that telaprevir will be commercially successful in the pharmaceutical market even if we and Janssen gain marketing approval for telaprevir in a timely manner. In addition to the other challenges related to a company launching its first commercial drug, we may face competition from Merck & Co., Inc., which is developing boceprevir, a potentially competitive HCV protease inhibitor. In August 2010, Merck announced that the primary endpoints in the Phase 3 clinical trials of boceprevir had been achieved and that Merck expected to complete the regulatory submissions for boceprevir in the United States and European Union in 2010.

        We expect that the initial commercial success of telaprevir will depend on many factors, including the following:

  •
  the efficacy, cost, breadth of approved use, side-effect profile and cost of co-therapies of telaprevir-based treatment regimens relative to competitive treatment regimens, including boceprevir if it is approved;

  •
  the relative timing of marketing approvals from the FDA and comparable foreign regulatory authorities for telaprevir and boceprevir;

  •
  the effectiveness of our commercial strategy for the launch and marketing of telaprevir;

  •
  the number of patients with genotype 1 HCV infection, including treatment-naïve patients and patients who did not achieve an SVR with prior treatment, who seek treatment;

  •
  maintaining and successfully monitoring commercial manufacturing arrangements for telaprevir with third-party manufacturers to ensure they meet our standards and those of regulatory authorities, including the FDA, which extensively regulate and monitor pharmaceutical manufacturing facilities;

  •
  our ability to increase awareness of the benefits of early treatment of HCV infection and to increase the rates of diagnosis and subsequent treatment of currently undiagnosed patients with genotype 1 HCV infection;

  •
  the acceptance of telaprevir by patients, the medical community and third-party payors; and

  •
  the effect of new health care legislation currently being implemented in the United States.

        If we do not effectively commercialize telaprevir, we will not be able to execute our business plan and may not be able to achieve profitability. If our revenues, market share and/or other indicators of market acceptance of telaprevir do not meet the expectations of investors or public market analysts, the market price of our common stock would likely decline.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

  •
  our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for telaprevir, VX-770, VX-222, VX-809, VX-509, VX-765, including our intention to complete the NDA submission for telaprevir in the United States in the fourth quarter of 2010, Janssen's plans to submit its MAA for telaprevir to the EMA in the fourth quarter of 2010, and the possibility that we could submit an NDA to the FDA for VX-770 in the second half of 2011;

  •
  our belief that if we are able to successfully commercialize telaprevir in accordance with current development timelines, we will begin generating revenues and cash flows from sales of telaprevir in 2011;

  •
  our ability to successfully market telaprevir and VX-770 or any of our other drug candidates if we are able to obtain regulatory approval;

  •
  our expectations regarding the timing and structure of clinical trials of our other drug candidates, including telaprevir, VX-770, VX-222, VX-509 and VX-765 and combinations of telaprevir with VX-222 and VX-770 with VX-809, and the timing of our receipt of data from our VX-770 registration program and data from our VX-765 and VX-509 clinical trials;

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

  •
  our beliefs regarding the support provided by clinical trials and preclinical and nonclinical studies of our drug candidates for further investigation, clinical trials or potential use as a treatment;

  •
  the focus of our drug development efforts and our financial and management resources and our plan to continue investing in our research and development programs and to develop selected drug candidates that emerge from those programs, alone or with third-party collaborators;

  •
  the establishment, development and maintenance of collaborative relationships;

  •
  potential business development activities;

  •
  our ability to use our research programs to identify and develop new drug candidates to address serious diseases and significant unmet medical needs;

  •
  our estimates regarding obligations associated with a lease of a facility in Kendall Square, Cambridge, Massachusetts; and

  •
  our liquidity and our expectations regarding the possibility of raising additional capital.

        Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Any or all of our forward-

looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on February 19, 2010, and updated and supplemented by "Part II—Item 1A—Risk Factors" of Quarterly Reports on Form 10-Q. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased Under Publicly Announced Plans or Programs
July 1, 2010 to July 31, 2010	11,314	$0.01	—	—
August 1, 2010 to August 31, 2010	9,881	$0.01	—	—
September 1, 2010 to September 30, 2010	8,199	$0.01	—	—

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

Item 6.    Exhibits

Exhibit No.	Description
4.1	Subordinated Indenture, dated as of September 28, 2010, by and between Vertex Pharmaceuticals Incorporated and U.S. Bank National Association, as trustee.*
4.2	First Supplemental Indenture, dated as of September 28, 2010, by and between Vertex Pharmaceuticals Incorporated and U.S. Bank National Association, as trustee.*
4.3	Form of 3.35% Convertible Senior Subordinated Note due 2015.*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**
101.DEF	XBRL Taxonomy Extension Definition**

*
Incorporated by reference to Exhibits 4.1, 4.2 and 4.3, respectively, included in Vertex's Current Report on Form 8-K, filed on September 29, 2010 (File No. 000-19319).

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

October 28, 2010	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)