Form 10-Q
period 2011-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2011-05-06
CIK 875320

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share Class	205,997,844 Outstanding at April 28, 2011

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

        "We," "us," "Vertex" and the "Company" as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.

        "Vertex" and "INCIVEK" are registered trademarks of Vertex. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I. Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$446,536	$243,197
Marketable securities, available for sale	376,916	788,214
Accounts receivable	5,594	12,529
Inventories	17,816	—
Prepaid expenses and other current assets	26,112	13,099

Total current assets	872,974	1,057,039

Restricted cash	34,111	34,090
Property and equipment, net	70,877	72,333
Intangible assets	518,700	518,700
Goodwill	26,102	26,102
Other assets	15,723	17,182

Total assets	$1,538,487	$1,725,446

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,881	$35,851
Accrued expenses and other current liabilities	116,092	134,414
Accrued interest	6,812	3,462
Deferred revenues, current portion	74,193	74,619
Accrued restructuring expense, current portion	5,229	5,497
Secured notes (due 2012)	92,100	136,991
Liability related to sale of potential future milestone payments	84,893	77,799
Other obligations	1,995	6,150

Total current liabilities	416,195	474,783

Deferred revenues, excluding current portion	144,416	160,049
Accrued restructuring expense, excluding current portion	23,585	24,098
Convertible senior subordinated notes (due 2015)	400,000	400,000
Deferred tax liability	160,278	160,278
Other liabilities	2,341	2,265

Total liabilities	1,146,815	1,221,473

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at March 31, 2011 and December 31, 2010; 205,458,006 and 203,522,976 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2,033	2,016
Additional paid-in capital	4,010,777	3,947,433
Accumulated other comprehensive loss	(633)	(1,067)
Accumulated deficit	(3,620,505)	(3,444,409)

Total stockholders' equity	391,672	503,973

Total liabilities and stockholders' equity	$1,538,487	$1,725,446

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenues:
Royalty revenues	$6,061	$6,407
Collaborative revenues	67,601	16,022

Total revenues	73,662	22,429
Costs and expenses:
Royalty expenses	2,666	3,367
Research and development expenses	158,612	143,012
Sales, general and administrative expenses	71,523	35,552
Restructuring expense	760	780

Total costs and expenses	233,561	182,711

Loss from operations	(159,899)	(160,282)
Interest income	1,402	455
Interest expense	(12,001)	(3,955)
Change in fair value of derivative instruments	(5,598)	(1,489)

Net loss	$(176,096)	$(165,271)

Basic and diluted net loss per common share	$(0.87)	$(0.83)

Basic and diluted weighted-average number of common shares outstanding	202,329	198,935

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(176,096)	$(165,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	8,858	7,584
Stock-based compensation expense	27,879	19,333
Other non-cash based compensation expense	1,685	1,412
Secured notes (due 2012) discount amortization expense	6,605	3,231
Change in fair value of derivative instruments	5,598	1,489
Loss on disposal of property and equipment	—	22
Other non-cash items, net	(204)	—
Changes in operating assets and liabilities:
Accounts receivable	6,922	1,714
Inventories	(17,662)	—
Prepaid expenses and other current assets	(12,979)	(13,667)
Accounts payable	(1,066)	(7,964)
Accrued expenses and other liabilities	(22,678)	(27,762)
Accrued restructuring expense	(781)	(684)
Accrued interest	3,350	(431)
Deferred revenues	(16,059)	(15,468)

Net cash used in operating activities	(186,628)	(196,462)
Cash flows from investing activities:
Purchases of marketable securities	(124,996)	(42,022)
Sales and maturities of marketable securities	536,362	184,274
Expenditures for property and equipment	(4,850)	(3,110)
Increase in restricted cash	(21)	—
Increase in other assets	(543)	(380)

Net cash provided by investing activities	405,952	138,762
Cash flows from financing activities:
Issuances of common stock from employee benefit plans	33,643	7,664
Payments to redeem a portion of secured notes (due 2012)	(50,000)	—
Debt conversion costs	—	(22)

Net cash (used in) provided by financing activities	(16,357)	7,642
Effect of changes in exchange rates on cash	372	(53)

Net increase (decrease) in cash and cash equivalents	203,339	(50,111)
Cash and cash equivalents—beginning of period	243,197	446,658

Cash and cash equivalents—end of period	$446,536	$396,547

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$761
Conversion of convertible senior subordinated notes (due 2013) for common stock	$—	$32,071
Accrued interest offset to additional paid-in capital on conversion of convertible senior subordinated notes (due 2013)	$—	$140
Unamortized debt issuance costs of converted convertible senior subordinated notes (due 2013) offset to additional paid-in capital	$—	$624

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2011 and 2010.

        The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. For example, if the Company obtains approval for telaprevir by May 23, 2011 (the United States Food and Drug Administration's (the "FDA") target date to complete its review of the Company's New Drug Application ("NDA") for telaprevir), the Company expects to recognize product revenues beginning in mid-2011. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the Securities and Exchange Commission (the "SEC") on February 17, 2011.

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

	At March 31,
	2011	2010
	(in thousands, except per share amounts)
Stock options	22,453	21,088
Weighted-average exercise price (per share)	$31.73	$32.11
Convertible senior subordinated notes	8,192	—
Conversion price (per share)	$48.83	n/a
Unvested restricted stock and restricted stock units	2,206	1,904

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

Stock-based Compensation Expense

        The Company expenses the fair value of employee stock options and other forms of stock-based employee compensation over the associated employee service period or, for awards with market conditions, the derived service period. For awards with performance conditions, the Company makes estimates regarding the likelihood of satisfaction of the performance conditions that affect the period over which the expense is recognized. Compensation expense is determined based on the fair value of the award at the grant date, including estimated forfeitures, and is adjusted each period to reflect actual forfeitures and the outcomes of certain market and performance conditions. Please refer to Note C, "Stock-based Compensation Expense," for further information.

Research and Development Expenses

        The Company expenses as incurred all research and development expenses, including amounts funded by research and development collaborations. The Company defers and capitalizes nonrefundable advance payments made by the Company for research and development activities until the related goods are delivered or the related services are performed.

        Research and development expenses are comprised of costs incurred by the Company in performing research and development activities and include: salary and benefits; stock-based compensation expense; laboratory supplies and other direct expenses; contractual services costs, including clinical trial and pharmaceutical development costs; expenses associated with commercial supplies that are not being capitalized; and infrastructure costs, including facilities costs and depreciation expense. The Company evaluates periodically what portion of its commercial supply costs may be capitalized as described below in the Company's accounting policy regarding inventories.

        The Company's collaborators funded portions of the Company's research and development programs related to specific drug candidates and research targets, including telaprevir, in the three months ended March 31, 2011 and 2010. The Company's collaborative revenues, including amortization of up-front license fees received in prior periods and milestone revenues, were $67.6 million and $16.0 million, respectively, for the three months ended March 31, 2011 and 2010. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were approximately $25 million and approximately $37 million, respectively, for the three months ended March 31, 2011 and 2010.

Inventories

        The Company values its inventories at the lower of cost or market. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out ("FIFO") basis. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period that the impairment is first identified.

        The Company capitalizes inventories produced in preparation for initiating sales of a drug candidate when the related drug candidate is considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sales of the drug. In determining whether or not to capitalize such inventory, the Company evaluates, among other factors, information

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

regarding the drug candidate's safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales, including the existence of current or anticipated competitive drugs and the availability of reimbursement. In addition, the Company evaluates risks associated with manufacturing the drug candidate and the remaining shelf life of the inventory. Please refer to Note H, "Inventories," for further information.

Restructuring Expense

        The Company records costs and liabilities associated with exit and disposal activities based on estimates of fair value in the period the liabilities are incurred. In periods subsequent to the Company's initial measurement, the Company measures changes to the liability using the credit-adjusted risk-free discount rate it applied in the initial period. The Company evaluates and adjusts these liabilities as appropriate for changes in circumstances at least on a quarterly basis. Please refer to Note I, "Restructuring Expense," for further information.

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

  Agreements Entered Into Prior to January 1, 2011

        Collaborative research, development and/or commercialization agreements entered into prior to January 1, 2011 that contain multiple elements are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The consideration received is allocated among the separate units either on the basis of each unit's fair value or using the residual method, and the applicable revenue recognition criteria are applied to each of the separate units.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

  Milestone Payments

        At the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required. The Company recognizes revenues related to substantive milestones in full in the period in which the substantive milestone is achieved, if payment is reasonably assured and the Company's performance obligations are fully satisfied or if the Company has fair value for its remaining obligations. If the Company has remaining obligations after the achievement of a substantive milestone and does not have sufficient evidence of the fair value of those obligations, the milestone payment is recognized over the period of performance. If a milestone is not considered substantive, the Company recognizes the applicable milestone payment over the remaining period of performance.

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

  Agreements Entered Into On or After January 1, 2011

        On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and will apply to any agreements entered into by the Company on after January 1, 2011. This updated guidance (1) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (2) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the first quarter of 2011, the Company did not enter into any agreements that would be accounted for pursuant to this updated guidance. If the Company enters into an agreement with multiple deliverables after January 1, 2011, this updated guidance could have a material effect on the Company's financial statements.

  Royalty Revenues

        The Company typically recognizes royalty revenues based upon actual and estimated net sales of licensed products in licensed territories, as provided by the licensee, and generally recognizes royalty revenues in the period the sales occur. The Company reconciles and adjusts for differences between actual royalty revenues and estimated royalty revenues in the quarter they become known. These differences historically have not been significant.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

        The Company has sold its rights to certain royalties on sales of HIV protease inhibitors and recognizes the revenues related to this sale as royalty revenues. In the circumstance where the Company has sold its rights to future royalties under a license agreement and also maintains continuing involvement in the royalty arrangement (but not significant continuing involvement in the generation of the cash flows due to the purchaser of the future royalty rights), the Company defers recognition of the proceeds it receives for the royalty stream and recognizes these deferred revenues over the life of the license agreement pursuant to the units-of-revenue method. Under this method, the amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the royalty payments due to the purchaser for the period by (2) the ratio of the remaining deferred revenue amount to the total estimated remaining royalty payments due to the purchaser over the term of the agreement. The Company's estimates regarding the estimated remaining royalty payments due to the purchaser have changed in the past and may change in the future.

Business Combinations

        The Company assigns the value of the consideration transferred to acquire a business to the tangible assets and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. The Company assesses the fair value of these assets, including intangible assets such as in-process research and development assets, using a variety of methods. Each asset is measured at fair value from the perspective of a market participant. The present-value models used to estimate the fair values of in-process research and development assets incorporate significant assumptions regarding the estimates that market participants would make in order to evaluate an asset, including: market participants' assumptions regarding the probability of completing in-process research and development projects, which would require obtaining regulatory approval for marketing of the associated drug candidate; market participants' estimates regarding the timing of and the expected costs to complete in-process research and development projects; market participants' estimates of future cash flows from potential product sales; and the appropriate discount rates for market participants. Transaction costs and restructuring costs associated with business combination transactions are expensed as incurred.

In-process Research and Development Assets

        In-process research and development assets relate to the Company's acquisition of ViroChem in March 2009. The Company records the value of in-process research and development assets acquired in a business combination at their fair value as of the acquisition date. These assets are accounted for as indefinite-lived intangible assets and maintained on the Company's condensed consolidated balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized as a part of cost of revenues over the remaining estimated life of the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. In-process research and development assets are tested for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist.

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

Derivative Instruments and Embedded Derivatives

        The Company has entered into financial transactions involving free-standing derivative instruments and embedded derivatives. These financial transactions include arrangements involving secured notes, the sale of potential future milestone payments and senior subordinated convertible notes. The embedded derivatives are required to be bifurcated from the host instruments because the derivatives are not clearly and closely related to the host instruments. The Company determines the fair value of each derivative instrument or embedded derivative on the date of issuance and at the end of each quarterly period. The estimates of the fair value of these derivatives, particularly with respect to derivatives related to the achievement of milestones in the development of telaprevir, include significant assumptions regarding the estimates market participants would make in order to evaluate these derivatives. Changes in the fair value of these derivatives are evaluated on a quarterly basis. Please refer to Note M, "September 2009 Financial Transactions," for further information.

Recent Accounting Pronouncements

        For a discussion of recent accounting pronouncements please refer to Note B "Accounting Policies—Recent Accounting Pronouncements" in the Company's Annual Report on Form 10-K. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2011 that had a material impact on the Company's financial statements.

C. Stock-based Compensation Expense

        The Company issues stock options, restricted stock and restricted stock units with service conditions, which are generally the vesting periods of the awards. The Company also has issued, to certain members of senior management, restricted stock and restricted stock units that vest upon the earlier of the satisfaction of (i) a market or performance condition or (ii) a service condition, and stock options that vest upon the earlier of the satisfaction of (1) performance conditions or (2) a service condition. The Company also issues shares pursuant to an employee stock purchase plan ("ESPP").

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Stock-based Compensation Expense (Continued)

        The effect of stock-based compensation expense during the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$19,624	$13,468
Restricted stock and restricted stock units	6,830	4,747
ESPP share issuances	1,579	1,118
Less stock-based compensation expense capitalized to inventory	(154)	—

Total stock-based compensation expense included in net loss	$27,879	$19,333

Stock-based compensation expense by line item:
Research and development expenses	$18,549	$14,320
Sales, general and administrative expenses	9,330	5,013

Total stock-based compensation expense included in net loss	$27,879	$19,333

        The Company capitalized $0.2 million of stock-based compensation expense to inventory in the quarter ended March 31, 2011, all of which is attributable to employees that support the Company's manufacturing operations related to telaprevir.

        The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 31, 2011 by type of award, and the weighted-average period over which that expense is expected to be recognized:

	As of March 31, 2011
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$145,215	2.76
Restricted stock and restricted stock units	48,397	2.49
ESPP share issuances	1,890	0.49

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Stock-based Compensation Expense (Continued)

        The following table summarizes information about stock options outstanding and exercisable at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$8.68-$20.00	3,618	3.75	$15.64	3,328	$15.36
$20.01-$30.00	2,262	5.09	$27.44	2,044	$27.42
$30.01-$40.00	16,285	7.99	$35.68	6,639	$35.02
$40.01-$50.00	267	6.82	$44.03	103	$43.43
$50.01-$50.51	21	9.68	$50.50	1	$50.01

D. Marketable Securities

        A summary of the Company's cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
March 31, 2011
Cash and cash equivalents
Cash and money market funds	$285,890	$—	$—	$285,890
U.S. Treasury securities	47,347	—	(1)	47,346
Government-sponsored enterprise securities	113,297	3	—	113,300

Total cash and cash equivalents	$446,534	$3	$(1)	$446,536

Marketable securities
U.S. Treasury securities (due within 1 year)	$84,703	$12	$—	$84,715
Government-sponsored enterprise securities (due within 1 year)	292,136	66	(1)	292,201

Total marketable securities	$376,839	$78	$(1)	$376,916

Total cash, cash equivalents and marketable securities	$823,373	$81	$(2)	$823,452

December 31, 2010
Cash and cash equivalents
Cash and money market funds	$193,845	$—	$—	$193,845
U.S. Treasury securities	4,770	—	—	4,770
Government-sponsored enterprise securities	44,587	1	(6)	44,582

Total cash and cash equivalents	$243,202	$1	$(6)	$243,197

Marketable securities
U.S. Treasury securities (due within 1 year)	$103,230	$1	$(11)	$103,220
Government-sponsored enterprise securities (due within 1 year)	684,969	87	(62)	684,994

Total marketable securities	$788,199	$88	$(73)	$788,214

Total cash, cash equivalents and marketable securities	$1,031,401	$89	$(79)	$1,031,411

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

D. Marketable Securities (Continued)

        The following tables summarize the fair value and gross unrealized losses related to marketable securities, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position as of March 31, 2011 and December 31, 2010:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
March 31, 2011
Government-sponsored enterprise securities	$10,192	$(1)	$—	$—	$10,192	$(1)

Total	$10,192	$(1)	$—	$—	$10,192	$(1)

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
	(in thousands)
December 31, 2010
U.S. Treasury securities	$95,942	$(11)	$—	$—	$95,942	$(11)
Government-sponsored enterprise securities	253,871	(62)	—	—	253,871	(62)

Total	$349,813	$(73)	$—	$—	$349,813	$(73)

        In the three months ended March 31, 2011 and 2010, the Company had proceeds of $536.4 million and $184.3 million, respectively, from sales and maturities of available-for-sale securities.

        Realized gains and losses are determined using the specific identification method and are included in interest income on the condensed consolidated statements of operations. There were no gross realized gains and losses for the three months ended March 31, 2011 and 2010.

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

        The Company's investment strategy is focused on capital preservation. The Company invests in instruments that meet credit quality standards as outlined in the Company's investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue or type of instrument. As of March 31, 2011, the Company's investments are in money market funds and short-term government guaranteed or supported securities.

        As of March 31, 2011, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs. The Company's financial assets that were valued based on Level 1 inputs consist of a money market fund, U.S. Treasury securities and government-sponsored enterprise securities, which are government-supported. The Company's money market fund also invests in government-sponsored enterprise securities. During the three months ended March 31, 2011 and 2010, the Company did not record an other-than-temporary impairment charge related to its financial assets. The Company's financial liabilities that were subject to fair value measurement related to the financial transactions that the Company entered into in September 2009 are valued based on Level 3 inputs. Please refer to Note M, "September 2009 Financial Transactions," for further information.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

E. Fair Value of Financial Instruments (Continued)

        The following table sets forth the Company's financial assets and liabilities subject to fair value measurements as of March 31, 2011:

	Fair Value Measurements as of March 31, 2011
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$241,633	$241,633	$—	$—
U.S. Treasury securities	47,346	47,346	—	—
Government-sponsored enterprise securities	113,300	113,300	—	—
Marketable securities:
U.S. Treasury securities	84,715	84,715	—	—
Government-sponsored enterprise securities	292,201	292,201	—	—
Restricted cash	34,111	34,111	—	—

Total	$813,306	$813,306	$—	$—

Financial liabilities carried at fair value:
Embedded derivative related to 2012 Notes	$4,991	$—	$—	$4,991
Liability related to sale of potential future milestone payments	84,893	—	—	84,893

Total	$89,884	$—	$—	$89,884

        The following table is a reconciliation of financial liabilities measured at fair value using significant unobservable inputs (Level 3):

Three Months Ended March 31, 2011
(in thousands)
Balance, December 31, 2010	$89,888
Change in fair value of derivative instruments	5,598
Redemption of a portion of the 2012 Notes	(5,602)

Balance, March 31, 2011	$89,884

        As of March 31, 2011, the Company had $400.0 million in aggregate principal amount of 3.35% convertible senior subordinated notes due 2015 (the "2015 Notes") on its condensed consolidated balance sheet. As of March 31, 2011, these 2015 Notes had a fair value of approximately $482 million as obtained from a quoted market source.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

F. Comprehensive Loss

        For the three months ended March 31, 2011 and 2010, comprehensive loss was as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net loss	$(176,096)	$(165,271)
Changes in other comprehensive loss:
Unrealized holding gains on marketable securities, net	69	128
Foreign currency translation adjustment	365	(568)

Total change in other comprehensive loss	434	(440)

Total comprehensive loss	$(175,662)	$(165,711)

G. Income Taxes

        At March 31, 2011 and December 31, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions at March 31, 2011 and December 31, 2010.

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

H. Inventories

        All of the Company's inventories relate to telaprevir. The following table sets forth the Company's inventories as of March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(in thousands)
Raw materials	$7,816	$—
Work in process	10,000	—
Finished goods	—	—

Total	$17,816	$—

        The Company submitted the telaprevir NDA to the FDA in November 2010 and the FDA accepted the NDA in January 2011. The FDA has granted the Company priority review for the telaprevir NDA and the target date for the FDA to complete its review of the telaprevir NDA is

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

H. Inventories (Continued)

May 23, 2011. On April 28, 2011, the FDA's Antiviral Drugs Advisory Committee, which provides non-binding recommendations for consideration by the FDA, voted unanimously (18 to 0) to recommend the approval of telaprevir.

        On January 1, 2011, the Company began capitalizing inventory costs for telaprevir manufactured in preparation for its planned product launch in the United States based on its evaluation of, among other factors, information regarding telaprevir's safety and efficacy and the status of the telaprevir NDA. In periods prior to January 1, 2011, the Company expensed costs associated with telaprevir raw materials, work in process and finished goods as a development expense.

        The Company plans to continue to monitor the status of the telaprevir NDA and the other factors used to determine whether or not to capitalize the telaprevir inventory and, if there are significant negative developments regarding telaprevir, the Company could be required to impair previously capitalized costs. As of March 31, 2011, the Company has not capitalized inventory costs related to its other drug development programs.

I. Restructuring Expense

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

        The restructuring expense incurred in the three months ended March 31, 2011 and 2010 relates only to the portion of the Kendall Square Facility that the Company is not occupying and does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

        In estimating the expense and liability under its Kendall Square Lease obligation, the Company estimated (i) the costs to be incurred to satisfy rental and build-out commitments under the lease (including operating costs), (ii) the lead-time necessary to sublease the space, (iii) the projected sublease rental rates and (iv) the anticipated durations of subleases. The Company uses a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows. The Company reviews its estimates and assumptions on at least a quarterly basis, and intends to continue such reviews until the termination of the Kendall Square Lease, and will make whatever modifications the Company believes necessary, based on the Company's best judgment, to reflect any changed circumstances. The Company's estimates have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of the liability. Changes to the Company's estimate of the liability are

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

I. Restructuring Expense (Continued)

recorded as additional restructuring expense/(credit). In addition, because the Company's estimate of the liability includes the application of a discount rate to reflect the time-value of money, the Company will record imputed interest costs related to the liability each quarter. These costs are included in restructuring expense on the Company's condensed consolidated statements of operations.

        For the three months ended March 31, 2011 and 2010, the restructuring expense recorded by the Company was the result of the imputed interest cost relating to the restructuring liability. The activities related to the restructuring liability for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Liability as of December 31, 2010	Cash payments in the first quarter of 2011	Cash received from subleases in the first quarter of 2011	Restructuring expense in the first quarter of 2011	Liability as of March 31, 2011
Lease restructuring liability	$29,595	$(3,736)	$2,195	$760	$28,814

	Liability as of December 31, 2009	Cash payments in the first quarter of 2010	Cash received from subleases in the first quarter of 2010	Restructuring expense in the first quarter of 2010	Liability as of March 31, 2010
Lease restructuring liability	$34,017	$(3,661)	$2,197	$780	$33,333

J. Convertible Senior Subordinated Notes due 2015

        On September 28, 2010, the Company completed an offering of $400.0 million in aggregate principal amount of 3.35% convertible senior subordinated notes due 2015. The Company received net proceeds of $391.6 million from this offering. The Company recorded the underwriting discount of $8.0 million and other expenses of $0.4 million related to this offering as debt issuance costs and includes them in other assets on the Company's condensed consolidated balance sheets. The 2015 Notes were issued pursuant to and are governed by the terms of an indenture (as supplemented, the "Indenture").

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

        Prior to October 1, 2013, if the closing price of the Company's common stock has exceeded 130% of the then applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days, the Company may redeem the 2015 Notes at its option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2015 Notes to be redeemed. If the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

J. Convertible Senior Subordinated Notes due 2015 (Continued)

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

        Based on the Company's evaluation of the 2015 Notes, the Company determined that the 2015 Notes contain a single embedded derivative. This embedded derivative relates to potential penalty interest payments that could be imposed on the Company for a failure to comply with its securities reporting obligations pursuant to the 2015 Notes. This embedded derivative required bifurcation because it was not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of September 28, 2010, December 31, 2010 and March 31, 2011.

K. Collaborative Arrangements

Janssen Pharmaceutica, N.V.

        In June 2006, the Company entered into a collaboration agreement with Janssen Pharmaceutica, N.V. ("Janssen") for the development, manufacture and commercialization of telaprevir. Under the agreement, Janssen has agreed to be responsible for 50% of the drug development costs incurred under the development program for the parties' territories (North America for the Company, and the rest of the world, other than the Far East, for Janssen) and has exclusive rights to commercialize telaprevir in its territories, including Europe, South America, the Middle East, Africa and Australia.

        Janssen made a $165.0 million up-front license payment to the Company in July 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. The Company's estimates regarding the period of performance under the Janssen collaboration agreement were adjusted in 2007, in the third quarter of 2009 and in the first quarter of 2010, as a result of changes in the global development plan for telaprevir, which

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

contemplates the conduct of certain development activities in the post-approval period, if telaprevir is approved for marketing. These adjustments were made on a prospective basis beginning in the periods in which the changes were identified and resulted in a decrease in the amount of revenues the Company recognized from the Janssen agreement by $2.6 million per quarter for the first adjustment, by $1.1 million per quarter for the second adjustment and by $1.4 million per quarter for the third adjustment. As of March 31, 2011, there was $65.2 million in deferred revenues related to this up-front license payment that the Company expects to recognize over the remaining estimated period of performance.

        Under the agreement, Janssen agreed to make contingent milestone payments for successful development, approval and launch of telaprevir as a product. At the inception of the agreement, the Company determined that all of these contingent milestones were substantive and would result in revenues in the period in which the milestone was achieved. As of March 31, 2011, the Company had earned $150.0 million of these contingent milestone payments, including a $50.0 million milestone payment that was earned in the first quarter of 2011 in connection with the European Medicines Agency's ("EMA") acceptance of the marketing authorization application ("MAA") for telaprevir. The remaining $200.0 million in contingent milestones that the Company could achieve under the Janssen agreement consist of $50.0 million related to the approval of telaprevir by the EMA, and $150.0 million related to the launch of telaprevir in the European Union. On September 30, 2009, the Company entered into two financial transactions related to $250.0 million in contingent Janssen milestones, including the $50.0 million milestone payment that was earned in the first quarter of 2011. Please refer to Note M, "September 2009 Financial Transactions," for further information.

        Under the collaboration agreement for telaprevir, each party incurs internal and external reimbursable expenses related to the telaprevir development program and is reimbursed for 50% of these expenses. The Company recognizes the full amount of the reimbursable costs it incurs as research and development expenses on its condensed consolidated statements of operations. The Company recognizes amounts that Janssen is obligated to pay the Company with respect to reimbursable expenses net of reimbursable expenses incurred by Janssen as collaborative revenues. During the three months ended March 31, 2011, Janssen incurred more reimbursable costs than the Company for the first time under the collaboration agreement, and the net amount payable by the Company to reimburse Janssen for expenses for the first quarter of 2011 was recorded as a reduction of collaborative revenues.

        Each of the parties will be responsible for drug supply in their respective territories. The Company has agreed to provide Janssen certain services through the Company's third-party manufacturing network until June 2011. Reimbursements from Janssen for manufacturing services are recorded as collaborative revenues.

        The collaboration agreement with Janssen also provides the Company with royalties on any sales of telaprevir in the Janssen territories, with a tiered royalty averaging in the mid-20% range, as a percentage of net sales in the Janssen territories. In addition, Janssen will be responsible for certain third-party royalties on net sales in its territories. Janssen may terminate the agreement (A) prior to the receipt of marketing approval for telaprevir, without cause at any time upon six months' notice to the Company, or (B) if marketing approval has been obtained, upon the later of (i) one year's advance notice and (ii) such period as may be required to assign and transfer to the Company specified filings

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

and approvals. The agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of Janssen's royalty obligations, which expire on a country-by-country basis with the last-to-expire patent covering telaprevir. In the European Union, the Company has a patent covering the composition-of-matter of telaprevir that expires in 2021 and expects to obtain extensions to the term of this patent through 2026.

        During the three months ended March 31, 2011 and 2010, the Company recognized the following collaborative revenues attributable to the Janssen collaboration:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Amortized portion of up-front payment	$3,107	$3,107
Milestone revenues	50,000	—
Net reimbursement (payment) for telaprevir development costs	(1,145)	2,406
Reimbursement for manufacturing services	4,154	951

Total collaborative revenues attributable to the Janssen collaboration	$56,116	$6,464

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

        In July 2009, the Company and Mitsubishi Tanabe amended the MTPC Agreement. Under the amended agreement, Mitsubishi Tanabe paid the Company $105.0 million in the third quarter of 2009, and the Company may receive a further contingent milestone payment ranging from between $15.0 million to $65.0 million. The amended agreement provides to Mitsubishi Tanabe a fully-paid license to manufacture and commercialize telaprevir to treat HCV infection in Japan and specified other countries in the Far East. Mitsubishi Tanabe is responsible for its own development and manufacturing costs in its territory. Mitsubishi Tanabe may terminate the agreement at any time without cause upon 60 days' prior written notice to the Company. The agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of the last-to-expire patent covering telaprevir. In Japan, the Company has a patent covering the composition-of-matter of telaprevir that expires in 2021.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

        Prior to the amendment, the Company recognized revenues based on an amortized portion of the 2004 up-front payment, milestones, if any, and reimbursement of certain of the Company's expenses incurred in telaprevir development. The $105.0 million payment that the Company received in the third quarter of 2009 pursuant to the amended agreement is a nonrefundable, up-front license fee and revenues related to this payment are being recognized on a straight-line basis over the expected period of performance of the Company's obligations under the amended agreement. As of March 31, 2011, there was $41.4 million in deferred revenues related to this up-front license payment that will be recognized over the remaining period of performance of the Company's obligations under the amended agreement. In connection with the amendment to the MTPC Agreement, the Company agreed to supply manufacturing services to Mitsubishi Tanabe through the Company's third-party manufacturing network.

        During the three months ended March 31, 2011 and 2010, the Company recognized the following collaborative revenues attributable to the Mitsubishi Tanabe collaboration:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Amortized portion of up-front payments	$9,558	$9,558
Development milestone revenues	1,212	—
Payments for manufacturing services	715	—

Total collaborative revenues attributable to the Mitsubishi Tanabe collaboration	$11,485	$9,558

L. Acquisition of ViroChem Pharma Inc.

        On March 12, 2009, the Company acquired 100% of the outstanding equity of ViroChem Pharma Inc. ("ViroChem"), a privately-held biotechnology company based in Canada, for $100.0 million in cash and 10,733,527 shares of the Company's common stock. Vertex acquired ViroChem in order to add two clinical-development stage HCV polymerase inhibitors to Vertex's HCV drug development portfolio. The Company accounted for the transaction under the acquisition method of accounting. The Company recognized all of the assets acquired and liabilities assumed in the transaction at their acquisition-date fair values and expensed as incurred all transaction costs and restructuring costs associated with the transaction. The intangible assets and goodwill related to the ViroChem acquisition are tested for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstance suggest that impairment may exist.

        All of the intangible assets acquired in the ViroChem acquisition related to in-process research and development assets. The in-process research and development assets primarily related to ViroChem's two clinical-development stage HCV polymerase inhibitors, VX-222 and VX-759. As of March 31, 2011 and December 31, 2010, VX-222 and VX-759 account for all of the intangible assets reflected on the Company's condensed consolidated balance sheets with values of $412.9 million and $105.8 million, respectively. The Company's condensed consolidated balance sheets also reflect goodwill that relates to the potential synergies from the possible development of combination therapies involving

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

L. Acquisition of ViroChem Pharma Inc. (Continued)

telaprevir and the acquired drug candidates. No impairment has been found for VX-222 or VX-759 or goodwill since the acquisition date.

        The deferred tax liability of $160.3 million as of March 31, 2011 and December 31, 2010 primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired, which are not deductible for tax purposes.

M. September 2009 Financial Transactions

2012 Notes

        In September 2009, the Company sold $155.0 million in aggregate of secured notes due 2012 (the "2012 Notes") for an aggregate of $122.2 million pursuant to a note purchase agreement with Olmsted Park S.A. (the "Purchaser"). The 2012 Notes were issued pursuant to, and the 2012 Notes are governed by the terms of, an indenture entered into on September 30, 2009 between the Company and U.S. Bank National Association, as trustee and collateral agent. In connection with the issuance of the 2012 Notes, the Company granted a security interest to the Purchaser with respect to $155.0 million of potential telaprevir milestone payments that the Company was eligible to earn from Janssen for the filing, approval and launch of telaprevir in the European Union.

        The 2012 Notes were issued at a discount and do not pay current interest prior to maturity. The 2012 Notes mature on October 31, 2012, subject to earlier mandatory redemption to the extent specified milestone events set forth in the Company's collaboration with Janssen occur prior to October 31, 2012. In February 2011, the Company received a milestone payment of $50.0 million related to the acceptance of Janssen's MAA for telaprevir by the EMA and subsequently redeemed $50.0 million of 2012 Notes pursuant to the terms of the 2012 Notes.

        As of March 31, 2011, the remaining outstanding aggregate amount of 2012 Notes was $105.0 million. Of the milestone payments that would result in redemption of the outstanding 2012 Notes, $50.0 million relate to the approval of telaprevir by the EMA and $55.0 million relate to the launch of telaprevir in the European Union.

        The holders of the 2012 Notes have the right to cause the Company to repay all or any part of the outstanding 2012 Notes at 100% of the face amount of the 2012 Notes to be repurchased if a change of control of the Company occurs. The Company may also redeem all or any part of the outstanding 2012 Notes at any time at 100% of the face amount of the 2012 Notes to be redeemed. Upon certain events of default occurring and continuing, either the trustee or the holders of not less than 25% of the 2012 Notes then outstanding may declare the 2012 Notes immediately due and payable. In the case of certain events of bankruptcy, insolvency or reorganization relating to the Company, the outstanding amount of the 2012 Notes shall automatically become immediately due and payable.

        The Company has determined that the 2012 Notes contain an embedded derivative related to the potential mandatory redemption or early repayment of the 2012 Notes at the face amount prior to their maturity date. The Company bifurcated the embedded derivative from the 2012 Notes because the features of the embedded derivative were not clearly and closely related to the 2012 Notes.

        The Company determines the fair value of the embedded derivative based on a probability-weighted model of the discounted value that market participants would ascribe to the potential

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

M. September 2009 Financial Transactions (Continued)

mandatory redemption and early repayment features of the outstanding 2012 Notes. The fair value of this embedded derivative is evaluated quarterly, with any changes in the fair value of the embedded derivative resulting in a corresponding loss or gain. Changes in the fair value of the embedded derivative that result in a loss increase the liability each quarter by an amount corresponding to the loss, and changes in the fair value of the embedded derivative that result in a gain decrease the liability each quarter by an amount corresponding to the gain. The Company records quarterly interest expense related to the 2012 Notes determined using the effective interest rate method. The liabilities related to the 2012 Notes, including the embedded derivative, are reflected together on the Company's consolidated balance sheets. As of March 31, 2011 and December 31, 2010, these liabilities were reflected as current.

Sale of Future Milestone Payments

        On September 30, 2009, the Company entered into two purchase agreements with the Purchaser pursuant to which the Company sold its rights to an aggregate of $95.0 million in potential future milestone payments under the Janssen agreement related to the launch of telaprevir in the European Union, for nonrefundable payments totaling $32.8 million. The purchase agreements contain representations, warranties, covenants and indemnification obligations of each party, including the obligation of the Company to make the milestone payments to the Purchaser when the underlying milestone events are achieved if the Janssen agreement has been terminated.

        The Company determined that this sale of a potential future revenue stream should be accounted for as a liability because the Company has significant continuing involvement in the generation of the potential milestone payments pursuant to its collaboration agreement with Janssen. As a result, the Company recorded a liability on its condensed consolidated balance sheets equal to the fair value of the purchase agreements. No revenues or deferred revenues have been recorded on account of the amounts that the Company received from the Purchaser pursuant to these purchase agreements. In addition, the Company determined that the purchase agreements are free-standing derivative instruments. The aggregate fair value of the free-standing derivatives created by the sale of the rights to future milestone payments to the Purchaser pursuant to the purchase agreements is based on a probability-weighted model of the discounted value that market participants would ascribe to these rights. The models used to estimate the fair value of the rights sold to the Purchaser pursuant to the purchase agreements require the Company to make estimates regarding, among other things, the assumptions market participants would make regarding the timing and probability of achieving the milestones and the appropriate discount rates. The fair value of the rights sold to the Purchaser pursuant to the purchase agreements will be evaluated each reporting period, with any changes in the fair value of the derivative instruments based on the probability of achieving the milestones, the timing of achieving the milestones or discount rates resulting in a corresponding gain or loss. Because the Company's estimate of the fair value of the rights to the future milestone payments includes the application of a discount rate to reflect the time-value of money, the Company expects to record costs related to this liability each quarter. As of March 31, 2011 and December 31, 2010, this liability was reflected as current.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

M. September 2009 Financial Transactions (Continued)

Expenses and Liabilities Related to September 2009 Financial Transactions

        The tables below set forth the total expenses related to the September 2009 financial transactions for the three months ended March 31, 2011 and 2010, and the liabilities reflected on the Company's condensed consolidated balance sheets related to these transactions as of March 31, 2011 and December 31, 2010. The liabilities for the 2012 Notes, including the fair value of the embedded derivative, decreased from December 31, 2010 to March 31, 2011 as a result of redemption of $50.0 million of 2012 Notes in the first quarter of 2011. The liability related to the sale of potential future milestone payments increased from December 31, 2010 to March 31, 2011 principally due to revised estimates regarding the probability of achieving the milestones related to the potential launch of telaprevir in the European Union in connection with the EMA's acceptance of the MAA for telaprevir in the first quarter of 2011.

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Expenses and Losses (Gains):
Interest expense related to 2012 Notes	$7,934	$3,583
Change in fair value of embedded derivative related to 2012 Notes	(1,496)	320
Change in fair value of free-standing derivatives related to sale of potential future milestone payments	7,094	1,169

Total September 2009 financial transaction expenses	$13,532	$5,072

	March 31, 2011	December 31, 2010
	(in thousands)
Liabilities:
2012 Notes, excluding fair value of embedded derivative	$87,109	$124,902
Embedded derivative related to 2012 Notes	4,991	12,089
Liability related to the sale of potential future milestone payments	84,893	77,799

Total liabilities related to September 2009 financial transactions	$176,993	$214,790

N. Sale of HIV Protease Inhibitor Royalty Stream

        In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline. As of March 31, 2011, the Company had $108.8 million in deferred revenues related

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

N. Sale of HIV Protease Inhibitor Royalty Stream (Continued)

to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

O. Credit Agreement

        On January 7, 2011, the Company entered into a credit agreement with Bank of America, N.A. as administrative agent and lender. The credit agreement provides for a $100.0 million revolving credit facility that is initially unsecured. As of March 31, 2011, the Company had not borrowed any amount under the credit agreement.

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

        The agreement contains customary representations and warranties, affirmative and negative covenants and events of default, including payment defaults, defaults for breaches of representations and warranties, covenant defaults and cross defaults. The credit agreement also requires that the Company comply with certain financial covenants, including a covenant that requires the Company to maintain at least $400.0 million in cash, cash equivalents and marketable securities in domestic deposit and securities accounts, and a covenant that limits the Company's quarterly net losses.

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

P. Guarantees

        As permitted under Massachusetts law, the Company's Articles of Organization and Bylaws provide that the Company will indemnify certain of its officers and directors for certain claims asserted

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

P. Guarantees (Continued)

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

        The Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated dated February 12, 2008, February 18, 2009 and September 23, 2010, and with Goldman, Sachs & Co. dated September 18, 2008 and December 2, 2009 (collectively, the "Underwriting Agreements"), in each case as the representative of the several underwriters, if any, named in such agreements, relating to the public offering and sale of shares of the Company's common stock or convertible senior subordinated notes. The Underwriting Agreement relating to each offering requires the Company to indemnify the underwriters of that public offering against any loss they may suffer by reason of the Company's breach of any representation or warranty relating to that public offering, the Company's failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the prospectus used in connection with that offering, the omission of any material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the offering. The representations, warranties, covenants and

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

P. Guarantees (Continued)

indemnification provisions in the Underwriting Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification arrangements is minimal.

Q. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of March 31, 2011 or December 31, 2010.

R. Subsequent Event

        In May 2011, the Company entered into leases for approximately 1.1 million square feet of office and laboratory space in two buildings to be built in Boston, Massachusetts. The Company expects the leases will commence upon completion of the buildings, scheduled for late 2013, and will extend for 15 years from the lease commencement date. The leases will terminate automatically if the Company does not obtain approval to market telaprevir in the United States by December 31, 2011. Pursuant to the leases, the Company will pay an average of approximately $72.5 million per year in aggregate rent, exclusive of operating expenses, for both buildings during the initial 15 year term of the leases. The Company has an option to extend the term of the leases for an additional ten years.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. In November 2010, we submitted a new drug application, or NDA, requesting approval to market telaprevir in the United States for the treatment of patients with chronic hepatitis C virus, or HCV, infection. We expect to obtain approval for and initiate sales of telaprevir in the United States in 2011. In the first quarter of 2011, we announced positive results from the Phase 3 clinical trials of VX-770, the lead drug candidate in our cystic fibrosis, or CF, program. We expect to submit an NDA in the United States and a marketing authorization application, or MAA, in the European Union for VX-770 in the second half of 2011. We plan to continue investing in our research and development programs and to develop and commercialize selected drug candidates that emerge from those programs, alone or with third-party collaborators.

Business Focus

        We are focused on obtaining approval for and commercializing telaprevir in the United States, while continuing to advance our other drug candidates and invest in our research programs. In January 2011, we received priority review designation for the telaprevir NDA from the United States Food and Drug Administration, or FDA, which established an anticipated timeframe for the FDA to review the telaprevir NDA that ends on May 23, 2011. On April 28, 2011, the FDA's Antiviral Drugs Advisory Committee, which provides non-binding recommendations for consideration by the FDA, voted unanimously (18-0) to recommend that the FDA approve telaprevir. The FDA's regulatory review process for the telaprevir NDA includes, among other things, a detailed review by the FDA of the data and information contained in the NDA, meetings and frequent communications between us and representatives of the FDA, and FDA inspections, including inspections of clinical trial sites and third-party facilities used to manufacture telaprevir. If applicable regulatory criteria are not satisfied, the FDA could refuse to approve or delay the approval of the telaprevir NDA. If we are successful in obtaining approval for telaprevir within the anticipated timeframe, we expect to begin marketing telaprevir in the United States in mid-2011. Our collaborator, Janssen Pharmaceutica, N.V., or Janssen, is responsible for the commercialization of telaprevir in its territories, including the European Union, and is obligated to pay us royalties on its net sales of telaprevir. Janssen obtained accelerated assessment for its MAA for telaprevir from the European Medicines Agency, or EMA, in December 2010 and is seeking to obtain approval for and launch telaprevir in the European Union in the second half of 2011.

        In order to execute our business plan and achieve profitability, we need to obtain approval for telaprevir in a timely manner and successfully commercialize telaprevir in the United States. We expect that we will incur substantial expenses in this effort, while at the same time we plan to continue diversified research and development efforts for our other drug candidates and to expand our organization. We may seek to borrow working capital if such financing is available to us. Although we have no plans to do so in the near term, we may raise additional capital from public offerings or private placements of our securities, from new collaborative agreements or through other methods of financing, particularly if approval of telaprevir is delayed or commercialization takes longer than expected. We cannot be sure that financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available on acceptable terms, we may be required to significantly curtail or discontinue one or more of our research or development programs, including clinical trials, which could involve significant cash exit costs, or attempt to obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain of our drug candidates.

        Successful commercialization of telaprevir if it is approved will require: effective marketing, distribution and pricing strategies; infrastructure to support commercial sales; appropriate and sustained levels of drug product inventory of telaprevir and the third-party drug products to be administered with telaprevir; company-wide processes and systems to support compliance with applicable laws and regulations and post-marketing safety evaluations; and an effective sales force and managed markets organization to promote telaprevir to health care providers and payors. For longer-term success we also will need to ensure that a significant portion of the HCV-infected population that currently is undiagnosed is diagnosed and treated. Recently, we significantly expanded our commercial organization in the United States, hiring an experienced management team and approximately 175 field-based employees, preparing our initial marketing strategies, and designing and implementing the infrastructure required to support commercial sales of telaprevir in the United States. We believe that our commercial organization is prepared for the potential commercial launch of telaprevir in the United States. We also are seeking to obtain Canadian regulatory approval for telaprevir in the second half of 2011 and have started building the commercial infrastructure that will be required to market telaprevir in Canada. We expect that the market for the treatment of patients with HCV infection will be highly competitive and may initially include boceprevir, an HCV protease inhibitor that is being evaluated by the FDA concurrently with telaprevir.

        In addition to telaprevir and VX-770, we have ongoing Phase 2 clinical programs involving drug candidates intended for the treatment of HCV infection, CF, rheumatoid arthritis and epilepsy. We believe that our longer-term success will depend on our ability to continue to generate and develop innovative compounds. To that end, we expect to continue to focus on research programs directed toward the identification of new drug candidates for the treatment of serious diseases.

Recent Developments

  Telaprevir

        On April 28, 2011, the Antiviral Drugs Advisory Committee to the FDA voted unanimously (18-0) to recommend that the FDA approve telaprevir for treatment of treatment-naive and treatment-experienced patients with genotype 1 chronic HCV infection in combination with pegylated-interferon, or peg-IFN, and ribavirin, or RBV. On April 27, 2011, the Antiviral Drugs Advisory Committee to the FDA recommended approval of Merck & Co, Inc.'s HCV protease inhibitor boceprevir for treatment of patients with genotype 1 chronic HCV infection in combination with peg-IFN and RBV. The Antiviral Drugs Advisory Committee's recommendations are not binding on the FDA. We intend to use INCIVEK™ as the trade name for telaprevir in the United States, if approved.

  VX-770

        We are evaluating VX-770 in two Phase 3 clinical trials, which are referred to as STRIVE and ENVISION, in patients with CF who have a G551D mutation. STRIVE was designed to evaluate patients 12 years of age and older and ENVISION was designed to evaluate children 6 to 11 years of age. In these randomized, placebo-controlled, double-blind, parallel-group clinical trials, patients receive either VX-770 or placebo for 48 weeks. The STRIVE clinical trial is complete and all patients in ENVISION have completed at least 24 weeks of treatment with VX-770 or placebo. The primary efficacy endpoint for these trials is mean absolute change from baseline compared to placebo in percent predicted FEV1, which is a test used to evaluate lung function. The following FEV1 data was observed in STRIVE and ENVISION:

Clinical Trial	Measurement	Week 24	Week 48
STRIVE (162 patients)	Mean Absolute Improvement in FEV1 Compared to Placebo	10.6% (p<0.0001)	10.5% (p<0.0001)
ENVISION (52 patients)	Mean Absolute Improvement in FEV1 Compared to Placebo	12.5% (p<0.0001)	Data Expected Mid-2011

        Significant improvements in secondary endpoints, including weight gain and a reduction in sweat chloride levels, were observed in the VX-770 treatment arms in STRIVE through week 48 and in ENVISION through week 24. The baseline sweat chloride levels for the treatment groups in STRIVE and ENVISION were approximately 100 mmol/L. Patients with CF typically have elevated sweat chloride levels in excess of 60 mmol/L, while normal values are less than 40 mmol/L. In STRIVE and ENVISION through week 48 and week 24, respectively, mean sweat chloride levels for patients treated with VX-770 were below 60 mmol/L. Significant decreases in sweat chloride were not observed among those in the placebo groups.

        In STRIVE, adverse events that were 5 percent greater among those treated with VX-770 compared to placebo were headache, upper respiratory tract infections, nasal congestion, rash, dizziness and bacteria in the sputum. The most commonly reported serious adverse events included: pulmonary exacerbation, 13% in the VX-770 treatment arm compared to 33% in the placebo arm; and bloody cough, 1% in the VX-770 treatment arm and 5% in the placebo arm. Discontinuations through 48 weeks due to adverse events were 1% in the VX-770 treatment arm compared to 5% in the placebo arm.

        In ENVISION, the most commonly reported adverse events through week 24 were respiratory in nature and comparable between patients receiving VX-770 and patients in the placebo arm. The most commonly reported adverse events included cough, headache, pulmonary exacerbation, throat pain, and vomiting. Pulmonary exacerbations were uncommon in ENVISION regardless of treatment arm. There were no discontinuations due to adverse events in either treatment arm of the clinical trial through 24 weeks. The ENVISION safety and efficacy evaluations are ongoing and will continue through the 48-week period during which patients will receive VX-770 or placebo.

  VX-222

        In March 2011, we announced interim data from an ongoing Phase 2a clinical trial in patients with genotype 1 HCV designed to evaluate response-guided combination treatment regimens of telaprevir and VX-222. The primary endpoint of this trial is safety and tolerability and secondary endpoints are on-treatment antiviral activity and the proportion of people in each treatment arm who achieve a sustained viral response. This trial originally included two treatment arms of patients examining two-drug treatment regimens consisting of telaprevir and VX-222 and two treatment arms of patients examining four-drug treatment regimens consisting of telaprevir, VX-222, peg-IFN and RBV. In the fourth quarter of 2010, we discontinued both of the two-drug treatment arms because patients in those arms met a pre-defined stopping rule related to viral breakthrough. In the first quarter of 2011, we added a treatment arm to the clinical trial to evaluate an all-oral, three-drug regimen of VX-222, telaprevir and RBV in patients with genotype 1b HCV infection.

        Preliminary safety data from the 106 patients enrolled in this clinical trial showed the most frequent adverse events observed were mild gastrointestinal symptoms, including diarrhea, nausea and vomiting, and mild fatigue. Based on the preliminary safety data, there were two serious adverse events considered by the investigators to be potentially related to study medication: one patient discontinued due to acute renal failure, which resolved after study medications were discontinued, and one patient discontinued due to anemia. There were four additional treatment discontinuations, consisting of one serious adverse event considered by the investigator to be unrelated to the study medication, two attributable to rash and one attributable to a car accident.

        The interim analysis included an analysis of available on-treatment antiviral activity data from the two four-drug treatment arms. Of the patients receiving four-drug treatment regimens, 27 of 30 patients, or 90%, who received the higher dose of VX-222 and 24 of 29 patients, or 83%, who received the lower dose of VX-222 had undetectable HCV levels after 12 weeks of treatment. In the treatment arm receiving the higher dose of VX-222, 15 of 30 patients, or 50%, were undetectable at both week 2 and week 8 and were eligible to stop all treatment after 12 weeks. In the treatment arm receiving the lower dose of VX-222, 11 of 29 patients, or 38%, were undetectable at both week 2 and week 8 and were eligible to stop all treatment after 12 weeks. No viral breakthrough was observed through week 12 among patients receiving the four-drug combinations. Sustained viral response data from the patients in this Phase 2a clinical trial is not yet available.

  VX-765

        In the first quarter of 2011, we announced results from a Phase 2a clinical trial of VX-765 that enrolled 60 patients with treatment-resistant partial onset epilepsy, which is a type of epilepsy in which seizures start in a specific part of the brain. The primary endpoint of this clinical trial was safety and tolerability, and results showed a similar safety profile for VX-765 compared to placebo. Secondary endpoints and additional analyses evaluated the clinical activity of VX-765, and we believe the results support the initiation of a larger and longer-duration Phase 2b clinical trial of VX-765. We expect to begin this clinical trial as early as the fourth quarter of 2011.

  Collaboration with Cystic Fibrosis Foundation Therapeutics Incorporated

        In April 2011, we expanded our collaboration with Cystic Fibrosis Foundation Therapeutics Incorporated, or CFFT. Under the expanded collaboration, CFFT will provide up to $75.0 million in financial support over approximately five years for development activities for VX-661, a second corrector compound discovered under the collaboration, and additional research and development activities directed at discovering new corrector compounds. We retain the rights to develop and commercialize VX-770, VX-809, VX-661 and any other compounds discovered during the course of the research collaboration with CFFT. We will pay royalties to CFFT on the net sales of any approved drugs discovered in the collaboration.

Drug Development and Commercialization

        Discovery and development of a new pharmaceutical product is a difficult and lengthy process that requires significant financial resources along with extensive technical and regulatory expertise and can take 10 to 15 years or more. Throughout this entire process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, side-effects, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing as a pharmaceutical product. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, and most drug candidates that do advance into formal development never achieve marketing approval. Because our investments are subject to considerable risks, we closely monitor the results of our discovery research, clinical trials and nonclinical studies, and frequently evaluate our drug development programs in light of new data and scientific, business and commercial insights, with the objective of balancing risk and potential. This process can result in relatively abrupt changes in focus and priority as new information becomes available and we gain additional understanding of our ongoing programs and potential new programs.

        If we complete a registration program for a drug candidate and believe the data support approval of the drug candidate, we generally would submit an NDA to the FDA requesting approval to market the drug candidate in the United States. We or our collaborators also generally would seek analogous approvals from comparable regulatory authorities in foreign jurisdictions. To obtain approval, we must, among other things, demonstrate with evidence gathered in nonclinical studies and well-controlled clinical trials that the drug candidate is safe and effective for the disease it is intended to treat and that the manufacturing facilities, processes and controls for the manufacture of the drug candidate are adequate. The FDA and foreign regulatory authorities will have substantial discretion in deciding whether or not a drug candidate should be granted approval based on the benefits and risks of the drug candidate in the treatment of a particular disease, and could delay, limit or deny regulatory approval. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for the drug candidate involved will be harmed.

        We believe that by focusing on serious diseases and innovative drugs that have the potential to provide significant advantages over existing therapies, we can increase the likelihood that our drug candidates, if approved, will be commercially successful. We believe that telaprevir will have a commercially competitive profile and that there is a significant group of patients with genotype 1 HCV infection that may be willing to seek treatment with a telaprevir-based treatment regimen. VX-770, if approved, would be the first drug designed to treat the underlying cause of CF in any patient population. However, we cannot accurately predict the product revenues that will be generated if telaprevir and/or VX-770 receive regulatory approval, and we may need to adjust our business plan as we obtain additional information regarding our actual product revenues. Even drugs that achieve initial market acceptance may then be rendered obsolete or noncompetitive by the introduction of additional therapies, expiration of intellectual property protections or introduction of generic competition. Approved drugs continue to be subject, among other things, to numerous regulatory risks, post-approval safety monitoring and risks related to supply chain disruptions.

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

        We have not marketed pharmaceutical products before, and prior to 2010 we had a relatively small commercial organization. As a result, in the past many of the regulations related to the marketing of pharmaceutical products have had limited applicability to our business. As we have expanded our commercial organization, we have focused on implementing a comprehensive compliance program to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and by promoting a culture of compliance. Among other laws, regulations and standards, we are subject to various federal and state laws pertaining to health care fraud and abuse, including anti-kickback and false claims statutes. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from presenting for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. In 2011, we expect to continue to devote substantial resources to maintain and administer these compliance programs.

Corporate Collaborations and Business Development Activities

        Corporate collaborations have been and will continue to be an important component of our business strategy. Business development opportunities have provided us with drug candidates and important research resources that have contributed to a number of the drug candidates in our current development pipeline. For example, VX-770, VX-809 and VX-661 were discovered in our ongoing collaboration with CFFT, and telaprevir was discovered during a collaboration, now ended, with Eli

Lilly and Company. We have agreed to pay Eli Lilly a low single-digit royalty calculated as a percentage of net sales of telaprevir. Under our agreement with CFFT we expect to pay tiered royalties ranging from the high single digits to the sub-teens, calculated as a percentage of annual net sales of VX-770. We expect to pay the royalty to Eli Lilly during the term of the patents covering the composition-of-matter of telaprevir, which are scheduled to expire in the United States in 2025 and in Japan in 2021. Janssen is responsible for this royalty payment in its territories. In the future, we may seek to license or acquire drugs, drug candidates and other technologies that have the potential to strengthen our development pipeline, drug discovery platform or commercial opportunities.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the three months ended March 31, 2011, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Results of Operations—Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%
	(in thousands)
Revenues	$73,662	$22,429	$51,233	228%
Operating costs and expenses	233,561	182,711	50,850	28%
Non-operating expenses	16,197	4,989	11,208	225%
Net loss	$176,096	$165,271	$10,825	7%

Net Loss

        Our net loss in the first quarter of 2011 increased by $10.8 million, or 7%, as compared to our net loss in the first quarter of 2010. Significant increases in our operating costs and expenses and non-operating expenses in the first quarter of 2011 compared to the first quarter of 2010 were largely offset by an increase in revenues due to the recognition of $50.0 million in milestone revenues under our collaboration agreement with Janssen in the first quarter of 2011.

Net Loss per Share

        Our net loss for the three months ended March 31, 2011 was $0.87 per basic and diluted common share compared to $0.83 per basic and diluted common share for the three months ended March 31, 2010. This increase in net loss per common share for the first quarter of 2011 compared to the first quarter of 2010 was the result of an increase in our net loss partially offset by a small increase in the basic and diluted weighted-average number of common shares outstanding from 198.9 million to 202.3 million.

Stock-based Compensation and Certain Other Expenses

        The comparison of our costs and expenses during the first quarters of 2011 and 2010 reflects changes in our levels of stock-based compensation expense and expense related to our September 2009 financial transactions. Our stock-based compensation expense has increased due to the expansion of our workforce and increased expenses related to equity awards that include performance-based accelerated vesting provisions. The stock-based compensation expense related to the equity awards with performance-based accelerators has increased principally due to the positive data that we have obtained from our registration programs for telaprevir and VX-770 beginning in the second quarter of 2010. In the three months ended March 31, 2011 and 2010, we incurred $13.5 million and $5.1 million, respectively, in non-cash expenses related to financial transactions that we completed in September 2009.

        Our costs and expenses in the three months ended March 31, 2011 and 2010 included the following:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Stock-based compensation expense	$27,879	$19,333
Restructuring expense	760	780
September 2009 financial transaction-related expenses	13,532	5,072

Revenues

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%
	(in thousands)
Royalty revenues	$6,061	$6,407	$(346)	(5)%
Collaborative revenues	67,601	16,022	51,579	322%

Total revenues	$73,662	$22,429	$51,233	228%

        Our total revenues in recent periods have consisted primarily of collaborative revenues, which have fluctuated significantly on a quarterly basis. This variability has been due to, among other things: the timing of recognition of significant milestone revenues; the variable level of net reimbursement we have received in the telaprevir development program from Janssen; and revenues from services we provided to our telaprevir collaborators through our third-party manufacturing network. If we are successful in obtaining approval for telaprevir by May 23, 2011, the FDA's target date to review our NDA submission, we expect to begin recognizing product revenues from sales of telaprevir in the United States in mid-2011.

  Collaborative Revenues

        The table presented below is a summary of revenues from our collaborative arrangements for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Janssen	$56,116	$6,464
Mitsubishi Tanabe	11,485	9,558

Total collaborative revenues	$67,601	$16,022

        We recognized $50.0 million in milestone revenues under our collaboration agreement with Janssen in the first quarter of 2011 related to the acceptance of the filing of the MAA for telaprevir. The $50.0 milestone payment was applied toward the redemption of $50.0 million of 2012 Notes as required pursuant to the terms of the 2012 Notes. In the remainder of 2011, it is possible that we will achieve one or more of the additional $200.0 million in potential Janssen milestone payments related to the approval and launch of telaprevir in the European Union. We are obligated to apply the proceeds from the next $105.0 million of these milestone payments toward the redemption of the remaining $105.0 million of 2012 Notes. The final $95.0 million in milestone payments related to the potential launch of telaprevir in the European Union are to be paid by Janssen directly to the purchaser of these milestone payments.

        In each of the three months ended March 31, 2011 and 2010, we recognized $9.6 million of deferred revenues from Mitsubishi Tanabe related to a one-time payment of $105.0 million that we received in 2009. We expect to continue recognizing $9.6 million of deferred revenues each quarter from the one-time payment of $105.0 million through the first quarter of 2012.

  Royalty Revenues

        Our royalty revenues relate to sales by GlaxoSmithKline plc of HIV protease inhibitors that were discovered and developed pursuant to our collaboration with GlaxoSmithKline. In 2008, we sold our right to receive future royalties from GlaxoSmithKline with respect to these HIV protease inhibitors, excluding the portion allocated to pay a subroyalty on these net sales to a third party, in return for a one-time cash payment. We deferred the recognition of revenues from this sale and are recognizing these deferred revenues over the term of our agreement with GlaxoSmithKline under the units-of-revenue method. We recognize additional royalty revenues equal to the amount of a third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

        If Janssen is successful in obtaining approval for telaprevir, it will pay us royalties on sales of telaprevir in Janssen's territories. Janssen has obtained accelerated assessment for its MAA for telaprevir and is seeking to obtain approval for and launch telaprevir in the European Union in the second half of 2011. We will not receive any royalties from Mitsubishi Tanabe on sales of telaprevir in its territories.

Costs and Expenses

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%
	(in thousands)
Research and development expenses	$158,612	$143,012	$15,600	11%
Sales, general and administrative expenses	71,523	35,552	35,971	101%
Royalty expenses	2,666	3,367	(701)	(21)%
Restructuring expense	760	780	(20)	(3)%

Total costs and expenses	$233,561	$182,711	$50,850	28%

        Our operating costs and expenses primarily relate to our research and development expenses and our sales, general and administrative expenses. Our research and development expenses have been increasing due to the expanding scope of activities related to the development of and regulatory submissions for our clinical drug candidates. Our sales, general and administrative expenses have been increasing substantially as we increase our headcount and expand our capabilities in preparation for the potential commercial launch of telaprevir.

  Research and Development Expenses

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%
	(in thousands)
Research expenses	$51,371	$45,954	$5,417	12%
Development expenses	107,241	97,058	10,183	10%

Total research and development expenses	$158,612	$143,012	$15,600	11%

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

        To date, we have incurred in excess of $4.1 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.

        Over the last several years costs related to telaprevir have represented the largest portion of the development costs for our clinical drug candidates. We have completed the registration program for telaprevir, but expect to continue to incur telaprevir development costs in connection with seeking regulatory approval for telaprevir and conducting additional clinical trials. We expect to begin generating revenues and cash flows from sales of telaprevir in mid-2011. In addition, we are planning to submit an NDA and an MAA for VX-770 in the second half of 2011. Our other drug candidates are less advanced and, as a result, any estimates regarding development and regulatory timelines for these drug candidates are highly subjective and subject to change. We cannot make a meaningful estimate when, if ever, these drug candidates, including the drug candidates we acquired from ViroChem, will generate revenues and cash flows.

  Research Expenses

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2011	2010
	(in thousands)
Research Expenses:
Salary and benefits	$17,952	$16,485	$1,467	9%
Stock-based compensation expense	6,255	5,648	607	11%
Laboratory supplies and other direct expenses	7,789	7,700	89	1%
Contractual services	3,014	2,938	76	3%
Infrastructure costs	16,361	13,183	3,178	24%

Total research expenses	$51,371	$45,954	$5,417	12%

        We have maintained a substantial investment in research activities with changes in various categories of expense resulting in a 12% increase in research expenses in the first quarter of 2011 as compared to the first quarter of 2010. We expect to continue to invest in our research programs in an effort to identify additional drug candidates.

  Development Expenses

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2011	2010
	(in thousands)
Development Expenses:
Salary and benefits	$29,784	$24,987	$4,797	19%
Stock-based compensation expense	12,294	8,672	3,622	42%
Laboratory supplies and other direct expenses	7,349	6,233	1,116	18%
Contractual services	28,491	22,221	6,270	28%
Commercial supply costs	5,714	16,475	(10,761)	(65)%
Infrastructure costs	23,609	18,470	5,139	28%

Total development expenses	$107,241	$97,058	$10,183	10%

        In the first quarter of 2010, our commercial supply costs included both costs of raw materials and work in process that we were producing for the potential commercial launch of telaprevir and costs of manufacturing services that we provided our collaborators through our third-party manufacturing network. On January 1, 2011, we began to capitalize our telaprevir inventory, which resulted in a $10.8 million decrease in the commercial supply costs in the first quarter of 2011 as compared to the first quarter of 2010.

        Our development expenses, excluding our commercial supply costs, increased by $20.9 million, or 26%, in the first quarter of 2011 as compared to the first quarter of 2010 primarily as a result of increased workforce expenses and increased contractual services expenses. The increased workforce expenses were largely attributable to hiring additional employees in our medical affairs and safety groups in preparation for the potential commercial launch of telaprevir.

  Sales, General and Administrative Expenses

	Three Months Ended March 31,
			Increase/ (Decrease) $	Increase/ (Decrease) %
	2011	2010
	(in thousands)
Sales, general and administrative expenses	$71,523	$35,552	$35,971	101%

        Sales, general and administrative expenses increased substantially in the first quarter of 2011 as compared to the first quarter of 2010 primarily as a result of a $30.5 million, or 293%, increase in expenses incurred by our commercial organization, which are classified as sales expenses. These sales expenses include salary and benefits for our sales force and managed market organization, the majority of whom were hired in the second half of 2010, and market research and other third-party expenses incurred as we prepare to launch telaprevir. We expect that these sales expenses will continue to increase during the remainder of 2011.

  Royalty Expenses

        Royalty expenses decreased by $0.7 million, or 21%, in the first quarter of 2011 as compared to the first quarter of 2010. Royalty expenses primarily relate to a subroyalty payable to a third party on net sales of the HIV protease inhibitors that were discovered and developed under our collaboration with GlaxoSmithKline plc. The subroyalty expense offsets a corresponding amount of royalty revenues. We expect to continue to recognize this subroyalty as an expense in future periods.

  Restructuring Expense

        As of March 31, 2011, our lease restructuring liability was $28.8 million. In each of the three months ended March 31, 2011 and 2010, we recorded restructuring expense of $0.8 million and made cash payments of $3.7 million against the accrued expense and received $2.2 million in sublease rental payments. During the remaining three quarters of 2011, we expect to make additional cash payments of $11.1 million against the accrued expense and to receive $7.1 million in sublease rental payments.

Non-operating Items

  Interest Income

        Interest income increased by $0.9 million to $1.4 million for the three months ended March 31, 2011 from $0.5 million for the three months ended March 31, 2010. The increase was a result of slightly higher portfolio yields during the 2011 period as compared to the 2010 period. Our cash, cash equivalents and marketable securities yielded less than 0.5% on an annual basis in the first quarter of 2011.

  Interest Expense

        Interest expense increased by $8.0 million, or 203%, to $12.0 million in the first quarter of 2011 from $4.0 million in the first quarter of 2010. The increase was the result of increased interest expense related to the 2012 Notes that we issued in September 2009 and to the 3.35% convertible senior subordinated notes due 2015, or 2015 Notes, we issued in September 2010. In the remaining three quarters of 2011, we expect that we will incur approximately $10.0 million in interest expense related to the 2015 Notes and that we will continue to incur imputed interest expense related to our 2012 Notes.

  Change in Fair Value of Derivative Instruments

        In the three months ended March 31, 2011 and 2010, we recorded charges of $5.6 million and $1.5 million, respectively, in connection with the embedded and free-standing derivatives associated with our September 2009 financial transactions. The charges in the first quarter of 2011 were primarily due to increasing the probability of achieving the milestones under the Janssen collaboration agreement based on the EMA acceptance of the MAA for telaprevir in the first quarter of 2011. The charges in the first quarter of 2010 were primarily based on a time-value-of-money adjustment to the estimated fair value of the free-standing derivative. If Janssen obtains approval for and launches telaprevir in the European Union, we expect that we will incur $23.0 million in additional non-cash charges related to the September 2009 financial transactions. We expect a portion of these charges to be reflected as a change in the fair value of derivative instruments and a portion of these charges to be reflected as interest expense.

Liquidity and Capital Resources

        We have incurred operating losses since our inception and these operating losses have been increasing over the past several years. We have financed our operations principally through public and private offerings of our equity and debt securities, strategic collaborative agreements that include research and/or development funding, development milestones and royalties on the sales of products, strategic sales of assets or businesses, financial transactions, investment income and proceeds from the issuance of common stock under our employee benefit plans. We expect that we will incur substantial expense in order to seek approval for and commercialize telaprevir and VX-770 while at the same time continuing to pursue diversified research and development efforts for our other drug candidates. We expect to begin to receive cash flows from sales of telaprevir in mid-2011.

        At March 31, 2011, we had cash, cash equivalents and marketable securities of $823.5 million, which was a decrease of $208.0 million from $1.0 billion at December 31, 2010. The decrease was primarily the result of cash expenditures we made in the first quarter of 2011 related to, among other things, research and development expenses and sales, general and administrative expenses, partially offset by $33.6 million in cash received from issuances of common stock from employee benefit plans in the first quarter of 2011. Capital expenditures for property and equipment during the three months ended March 31, 2011 were $4.9 million.

        We had $105.0 million in 2012 Notes outstanding on March 31, 2011, which was a decrease of $50.0 million from $155.0 million on December 31, 2010. The 2012 Notes mature on October 31, 2012, subject to earlier mandatory redemption as specified milestone events under our collaboration with Janssen are achieved prior to October 31, 2012. In the first quarter of 2011, we redeemed $50.0 million of 2012 Notes with the proceeds of a milestone payment we received from Janssen. In September 2009, we also sold our rights to receive an additional $95.0 million of potential future milestone payments that we expect to receive from Janssen for the launch of telaprevir in the European Union. As a result of these transactions, the $200.0 million of remaining potential milestone payments from Janssen related to the approval and launch of telaprevir in the European Union, if and when earned, will not provide us with liquidity except to the extent that they fund the redemption of $105.0 million of our 2012 Notes.

        At March 31, 2011, we had outstanding $400.0 million in aggregate principal amount of 2015 Notes. The 2015 Notes bear interest at the rate of 3.35% per annum, and we are required to make semi-annual interest payments on the outstanding principal balance of the 2015 Notes on April 1 and October 1 of each year, beginning on April 1, 2011. The 2015 Notes will mature on October 1, 2015.

The 2015 Notes are convertible, at the option of the holder, into our common stock at a price equal to approximately $48.83 per share, subject to adjustment. In January 2011, we entered into a credit agreement that provides for a $100.0 million revolving credit facility.

        We expect to continue to make significant investments in our development pipeline, particularly in our effort to prepare for potential registration, regulatory approval and commercial launch of telaprevir and VX-770, and in clinical trials for our other drug candidates. We also expect to continue to make a substantial investment in drug discovery research. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the timing of regulatory approvals for our late-stage drug candidates, the timing and amounts of product revenues generated by any drug that is approved, the number, breadth, cost and prospects of our discovery and development programs, and our decisions regarding manufacturing and commercial investments.

        We believe that our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. If we meet our expectations for approval and sales of telaprevir, we believe we will begin generating earnings as a cashflow positive company during 2012. We may seek to borrow working capital if such financing is available to us. Our existing $100.0 million credit facility is initially unsecured, but is subject to a number of affirmative and negative covenants, including a liquidity covenant that requires us to maintain cash, cash equivalents and marketable securities of more than $400.0 million in domestic accounts. If we breach any of these covenants and it results in an event of default, upon the event of default the lender would obtain a security interest in cash, cash equivalents and marketable securities having a margined value of $100.0 million, which would be transferred to an account controlled by the lender. The credit agreement terminates on July 6, 2012. As part of our strategy for managing our capital structure, we have from time to time adjusted the amount and maturity of our debt obligations through new issues, privately negotiated transactions and market purchases, depending on market conditions and our perceived needs at the time. We expect to continue pursuing a general financial strategy that may lead us to undertake one or more additional transactions with respect to our outstanding debt obligations, and the amounts involved in any such transactions, individually or in the aggregate, may be material. Any such transactions may or may not be similar to transactions in which we have engaged in the past. Although we do not have any plans to do so in the near term, we may raise additional capital through public offerings or private placements of our securities, securing new collaborative agreements or other methods of financing. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs or attempt to obtain funds through arrangements that may require us to relinquish rights to certain of our technologies or drug candidates.

Contractual Commitments and Obligations

        Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission, or SEC, on February 17, 2011. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K, except that:

  •
  We redeemed $50.0 million in 2012 Notes in the first quarter of 2011 with the proceeds of a milestone payment from Janssen.

  •
  In the second quarter of 2011, we agreed to lease approximately 1.1 million square feet of office and laboratory space in two buildings to be built in Boston, Massachusetts. We expect the leases will commence upon completion of the buildings scheduled for late 2013 and will extend for 15 years from the lease commencement date. The leases will terminate automatically if we do not obtain approval to market telaprevir in the United States by December 31, 2011. Pursuant to the leases, we will pay an average of approximately $72.5 million per year in aggregate rent, exclusive of operating expenses, for both buildings during the initial 15 year term of the leases.

Recent Accounting Pronouncements

        Refer to Note B, "Accounting Policies—Recent Accounting Pronouncements," in the accompanying notes to the condensed consolidated financial statements. There were no new accounting pronouncements adopted during the three months ended March 31, 2011 that had a material impact on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        As part of our investment portfolio, we own financial instruments that are sensitive to market risk. The investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market risk-sensitive instruments are held for trading purposes. We do not have derivative financial instruments in our investment portfolio.

Interest Rate Risk

        We invest our cash in a variety of financial instruments, principally securities issued by the United States government and its agencies, investment grade corporate bonds and notes and money market instruments. These investments are denominated in United States dollars. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity and we have implemented guidelines limiting the term-to-maturity of our investment instruments. Due to the short maturities of these instruments, we do not believe that we have material exposure to interest rate risk.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of March 31, 2011 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        We began capitalizing telaprevir inventories on January 1, 2011. This accounting for our inventories is material to our financial position as of March 31, 2011 and results of operations for the three months ended March 31, 2011 and we believe the internal controls and procedures relating to the accounting for our telaprevir inventories have a material effect on our internal control over financial reporting. See Note H, "Inventories," to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further details regarding our capitalized inventories.

        We have expanded our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under this act to include controls with respect to our inventories. Except for the controls related to our accounting for inventories, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A.    Risk Factors

        Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 17, 2011. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

  •
  our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for telaprevir, VX-770, VX-222, VX-809, VX-509, VX-765 and VX-661, including our expectations regarding regulatory authorities' timelines for review of our NDA submission for telaprevir in the United States, our New Drug Submission for telaprevir in Canada, and Janssen's MAA for telaprevir in the European Union, and the possibility that we could submit an NDA and an MAA for VX-770 in the second half of 2011;

  •
  our belief that if we are successful in obtaining approval for telaprevir by the May 23, 2011 target date for the FDA to complete its review, we would be able to begin marketing telaprevir in the United States in mid-2011;

  •
  our statement regarding the possibility that we could begin generating earnings as a cashflow positive company in 2012;

  •
  our ability to successfully market telaprevir and VX-770 or any of our other drug candidates if we are able to obtain regulatory approval;

  •
  our expectations regarding the timing and structure of clinical trials of our drug candidates, including telaprevir, VX-770, VX-222, VX-509, VX-765 and VX-661 and combinations of telaprevir with VX-222 and VX-770 with VX-809, and the timing of our receipt of additional data from ENVISION and of data from our other clinical trials;

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

  •
  statements regarding our leases of buildings to be built in Boston, Massachusetts;

  •
  our estimates regarding obligations associated with a lease of a facility in Kendall Square, Cambridge, Massachusetts; and

  •
  our liquidity and our expectations regarding the possibility of raising additional capital.

        Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on February 17, 2011, and updated and supplemented by "Part II—Item 1A—Risk Factors" of this Quarterly Report on Form 10-Q. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased under Publicly Announced Plans or Programs
January 1, 2011 to January 31, 2011	9,233	$0.01	—	—
February 1, 2011 to February 28, 2011	4,665	$0.01	—	—
March 1, 2011 to March 31, 2011	24,769	$0.01	—	—

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

Item 6.    Exhibits

Exhibit No.	Description
10.1	Credit Agreement, dated January 7, 2011 among Vertex Pharmaceuticals Incorporated, the Lenders and Bank of America, N.A.
10.2	Research and Development Agreement between the Company and Eli Lilly and Company effective June 11, 1997*†
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation**
101.LAB	XBRL Taxonomy Extension Labels**
101.PRE	XBRL Taxonomy Extension Presentation**
101.DEF	XBRL Taxonomy Extension Definition**

*
Incorporated by reference to Exhibit 10.1 included in Vertex's Quarterly Report on Form 10-Q, filed on August 14, 1997 (File No. 000-19319).

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

May 6, 2011	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)