Form 10-Q
period 2011-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2011-08-09
CIK 875320

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	208,087,899
Class	Outstanding at July 29, 2011

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

        "We," "us," "Vertex" and the "Company" as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.

        "Vertex" and "INCIVEK" are registered trademarks of Vertex. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I. Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2011(1)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$458,195	$243,197
Marketable securities, available for sale	135,296	788,214
Restricted cash and cash equivalents (Alios)	63,098	—
Accounts receivable, net	96,016	12,529
Inventories	52,622	—
Prepaid expenses and other current assets	21,897	13,099

Total current assets	827,124	1,057,039

Restricted cash	34,114	34,090
Property and equipment, net	84,203	72,333
Intangible assets	769,300	518,700
Goodwill	33,501	26,102
Other assets	14,858	17,182

Total assets	$1,763,100	$1,725,446

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$67,275	$35,851
Accrued expenses and other current liabilities	141,167	134,414
Accrued interest	3,350	3,462
Deferred revenues, current portion	65,018	74,619
Accrued restructuring expense, current portion	5,151	5,497
Secured notes (due 2012)	94,664	136,991
Liability related to sale of potential future milestone payments	87,131	77,799
Income taxes payable (Alios)	15,212	—
Other obligations	—	6,150

Total current liabilities	478,968	474,783

Deferred revenues, excluding current portion	134,036	160,049
Accrued restructuring expense, excluding current portion	23,054	24,098
Convertible senior subordinated notes (due 2015)	400,000	400,000
Deferred tax liability, net	260,448	160,278
Construction financing obligation	11,181	—
Other liabilities	6,233	2,265

Total liabilities	1,313,920	1,221,473

Commitments and contingencies
Redeemable noncontrolling interest (Alios)	36,299	—

Shareholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at June 30, 2011 and December 31, 2010; 207,473,193 and 203,522,976 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,055	2,016
Additional paid-in capital	4,100,775	3,947,433
Accumulated other comprehensive loss	(707)	(1,067)
Accumulated deficit	(3,794,574)	(3,444,409)

Total Vertex shareholders' equity	307,549	503,973
Noncontrolling interest (Alios)	105,332	—

Total shareholders' equity	412,881	503,973

Total liabilities and shareholders' equity	$1,763,100	$1,725,446

(1)
Amounts include the assets and liabilities of Vertex's variable interest entity ("VIE"), Alios BioPharma, Inc. ("Alios"). Vertex's interests and obligations with respect to the VIE's assets and liabilities are limited to those accorded to Vertex in its agreement with Alios. See Note K to these condensed consolidated financial statements for amounts.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product revenues, net	$74,535	$—	$74,535	$—
Royalty revenues	10,010	7,262	16,071	13,669
Collaborative revenues	29,879	24,360	97,480	40,382

Total revenues	114,424	31,622	188,086	54,051
Costs and expenses:
Cost of product revenues	5,404	—	5,404	—
Royalty expenses	3,902	3,086	6,568	6,453
Research and development expenses	173,604	155,082	332,216	298,094
Sales, general and administrative expenses	96,663	40,915	168,186	76,467
Restructuring expense	741	2,112	1,501	2,892

Total costs and expenses	280,314	201,195	513,875	383,906

Loss from operations	(165,890)	(169,573)	(325,789)	(329,855)
Interest income	202	484	1,604	939
Interest expense	(6,962)	(3,683)	(18,963)	(7,638)
Change in fair value of derivative instruments	(2,220)	(27,234)	(7,818)	(28,723)

Loss before provision for income taxes	(174,870)	(200,006)	(350,966)	(365,277)
Provision for income taxes (Alios)	24,448	—	24,448	—

Net loss	$(199,318)	$(200,006)	$(375,414)	$(365,277)
Net loss attributable to noncontrolling interest (Alios)	(25,249)	—	(25,249)	—

Net loss attributable to Vertex	$(174,069)	$(200,006)	$(350,165)	$(365,277)

Basic and diluted net loss attributable to Vertex per common share	$(0.85)	$(1.00)	$(1.72)	$(1.83)

Basic and diluted weighted-average number of common shares outstanding	204,413	200,397	203,377	199,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(375,414)	$(365,277)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	17,567	15,496
Stock-based compensation expense	59,758	43,782
Other non-cash based compensation expense	4,408	3,497
Secured notes (due 2012) discount amortization expense	9,187	6,570
Change in fair value of derivative instruments	7,818	28,723
Deferred income taxes	9,330	—
Loss on disposal of property and equipment	—	22
Other non-cash items, net	(223)	—
Changes in operating assets and liabilities, excluding the effect of the acquisition of a variable interest entity (Alios):
Accounts receivable, net	(83,714)	6,045
Inventories	(52,086)	—
Prepaid expenses and other current assets	(8,692)	(9,400)
Accounts payable	30,147	9,636
Accrued expenses and other liabilities	995	(16,884)
Accrued restructuring expense	(1,390)	(93)
Accrued interest	(112)	(431)
Income taxes payable (Alios)	15,212	—
Deferred revenues	(35,614)	(27,035)

Net cash used in operating activities	(402,823)	(305,349)
Cash flows from investing activities:
Purchases of marketable securities	(135,109)	(321,252)
Sales and maturities of marketable securities	788,029	518,141
Payment for acquisition of a variable interest entity (Alios)	(60,000)	—
Expenditures for property and equipment	(15,281)	(12,796)
(Increase) decrease in restricted cash and cash equivalents	1,453	(3,777)
Increase in other assets	(350)	(906)

Net cash provided by investing activities	578,742	179,410
Cash flows from financing activities:
Issuances of common stock from employee benefit plans	88,673	17,137
Payments to redeem a portion of secured notes (due 2012)	(50,000)	—
Debt conversion costs	—	(22)

Net cash provided by financing activities	38,673	17,115
Effect of changes in exchange rates on cash	406	(226)

Net increase (decrease) in cash and cash equivalents	214,998	(109,050)
Cash and cash equivalents—beginning of period	243,197	446,658

Cash and cash equivalents—end of period	$458,195	$337,608

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,812	$761
Conversion of convertible senior subordinated notes (due 2013) for common stock	$—	$32,071
Accrued interest offset to additional paid-in capital on conversion of convertible senior subordinated notes (due 2013)	$—	$140
Unamortized debt issuance costs of converted convertible senior subordinated notes (due 2013) offset to additional paid-in capital	$—	$624
Capitalization of construction in-process related to financing lease transactions	$9,887	$—

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

        The condensed consolidated financial statements reflect the operations of (i) the Company, (ii) its wholly-owned subsidiaries and (iii) Alios BioPharma, Inc. ("Alios"), a collaborator that is a variable interest entity (a "VIE") for which the Company is deemed under applicable accounting guidance to be the primary beneficiary. All material intercompany balances and transactions have been eliminated.

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2011 and 2010.

        The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The Company obtained approval for INCIVEK™ (telaprevir) on May 23, 2011 from the United States Food and Drug Administration (the "FDA") and began recognizing product revenues and cost of product revenues beginning in the second quarter of 2011. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the Securities and Exchange Commission (the "SEC") on February 17, 2011.

B. Accounting Policies

Basic and Diluted Net Loss Attributable to Vertex per Common Share

        Basic net loss attributable to Vertex per common share is based upon the weighted-average number of common shares outstanding during the period, excluding restricted stock and restricted stock units that have been issued but are not yet vested. Diluted net loss attributable to Vertex per common share is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of convertible notes and vesting of unvested restricted stock and restricted stock units. Common equivalent shares have not been included in the net

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

loss attributable to Vertex per common share calculations because the effect would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At June 30,
	2011	2010
	(in thousands, except per share amounts)
Stock options	20,589	20,993
Weighted-average exercise price (per share)	$32.43	$32.07
Convertible senior subordinated notes	8,192	—
Conversion price (per share)	$48.83	n/a
Unvested restricted stock and restricted stock units	1,971	1,871

Variable Interest Entities

        The Company reviews each collaboration agreement pursuant to which the Company licenses assets owned by a collaborator in order to determine whether or not the collaborator is a VIE. If the collaborator is a VIE, the Company assesses whether or not the Company is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE's economic performance, (ii) the parties' contractual rights and responsibilities pursuant to the collaboration and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company is determined to be the primary beneficiary of a VIE, the Company consolidates the statements of operations and financial condition of the VIE into the Company's condensed consolidated financial statements. As of June 13, 2011 (the effective date of the Company's collaboration with Alios) and June 30, 2011, the Company evaluated its collaboration with Alios (the "Alios Collaboration") and determined that Alios is a VIE and that the Company is Alios' primary beneficiary. The Company will re-evaluate its collaboration with Alios each reporting period in order to determine if there are changes in circumstances that would result in the Company ceasing to consolidate the statements of operations and financial condition of Alios into the Company's condensed consolidated financial statements. The Company would deconsolidate Alios if Alios ceased to be a VIE or if the Company was no longer Alios' primary beneficiary. Please refer to Note K, "Collaborative Arrangements," for further information.

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

        The Company's collaborators funded portions of the Company's research and development programs related to specific drug candidates and research targets, including telaprevir, VX-661 and research directed toward identifying additional corrector compounds for the treatment of cystic fibrosis in the three and six months ended June 30, 2011, and telaprevir in the three and six months ended June 30, 2010. The Company's collaborative revenues, including amortization of up-front license fees received in prior periods, were $29.9 million and $24.4 million, respectively, for the three months ended June 30, 2011 and 2010, and $97.5 million and $40.4 million, respectively, for the six months ended June 30, 2011 and 2010. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were approximately $40 million in both the three months ended June 30, 2011 and the three months ended June 30, 2010, and approximately $64 million and $77 million, respectively, for the six months ended June 30, 2011 and 2010.

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

        The Company capitalizes inventories produced in preparation for initiating sales of a drug candidate when the related drug candidate is considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sales of the drug. In determining whether or not to capitalize such inventory, the Company evaluates, among other factors, information regarding the drug candidate's safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales, including the existence of current or anticipated competitive drugs and the availability of reimbursement. In addition, the Company evaluates risks associated with manufacturing the drug candidate and the remaining shelf life of the inventory. Please refer to Note H, "Inventories," for further information.

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

Revenue Recognition

  Product Revenues, Net

        The Company sells INCIVEK principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers (collectively, its "Distributors") that subsequently resell INCIVEK to patients and healthcare providers. The Company recognizes net product revenues from sales of INCIVEK upon delivery to the Distributor as long as (i) there is persuasive evidence that an arrangement exists between the Company and the Distributor, (ii) collectibility is reasonably assured and (iii) the price is fixed or determinable.

        The Company has written contracts with its Distributors and delivery occurs when a Distributor receives INCIVEK (freight on board destination). The Company evaluates the creditworthiness of each of its Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from the sales to Distributors and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues based on the wholesale acquisition cost that the Company charges its Distributors for INCIVEK. The Company estimates its net product revenues by deducting from its gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and distributor fees, (ii) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (iii) reserves for expected product returns and (iv) estimated costs of incentives offered to certain indirect customers including patients.

  Trade Allowances:    The Company generally provides invoice discounts on INCIVEK sales to its Distributors for prompt payment and pays fees for distribution services, such as fees for certain data that Distributors provide to the Company. The payment terms for sales to Distributors generally include a 2% discount for payment within 30 days. Consistent with historical industry practice, the Company expects its Distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues at the time such revenues are recognized.

  Rebates, Chargebacks and Discounts:    The Company will contract with Medicaid, other government agencies and various private organizations (collectively "Third-party Payors") so that INCIVEK will be eligible for purchase by, or partial or full reimbursement from, such Third-party Payors. The Company estimates the rebates, chargebacks and discounts it will be obligated to provide to Third-party Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. Based upon (i) the Company's contracts with these Third-party

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

  Payors, (ii) the government-mandated discounts applicable to government-funded programs, (iii) information obtained from the Company's Distributors and third-parties regarding the payor mix for INCIVEK that has been prescribed since the Company began marketing INCIVEK in May 2011 and (iv) historical industry information regarding the payor mix for pegylated-interferon and ribavirin (which are the drugs that have been prescribed in combination for the treatment of genotype 1 hepatitis C virus ("HCV") infection since 2003), the Company estimates the rebates, chargebacks and discounts that it will be obligated to provide to Third-party Payors.

  Product Returns:    The Company estimates the amount of INCIVEK that will be returned and deducts these estimated amounts from its gross revenues at the time the revenues are recognized. The Company's Distributors have the right to return unopened unprescribed INCIVEK beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for INCIVEK is two years after it has been converted into tablet form, which is the last step in the manufacturing process for INCIVEK and generally occurs within a few months before INCIVEK is delivered to Distributors. As of June 30, 2011, the Company has not received any product returns. For the second quarter of 2011, the Company was able to reasonably estimate product returns based on its specialty distribution model with sales to a limited number of Distributors, data provided to the Company by its Distributors (including weekly reporting of Distributor sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine which products, if any, were eligible to be returned) and by other third parties, historical industry information regarding return rates for similar specialty pharmaceutical products, the estimated remaining shelf life of INCIVEK previously shipped and currently being shipped to Distributors, and contractual agreements with the Company's Distributors intended to limit the amount of inventory they maintain. Based on the Company's visibility into the distribution channel and prescription data through mid-July 2011, the Company believes that a high percentage of INCIVEK sold to Distributors in the second quarter of 2011 has been prescribed to patients.

  Other Incentives:    Other incentives that the Company offers to indirect customers include co-pay mitigation rebates provided by the Company to commercially insured patients who have coverage for INCIVEK and who reside in states that permit co-pay mitigation programs. The Company's co-pay mitigation program is intended to reduce each participating patient's portion of the financial responsibility for INCIVEK's purchase price to a specified dollar amount. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, the Company estimates the average co-pay mitigation amounts and the percentage of patients that it expects to participate in the program in order to establish its accruals for co-pay mitigation rebates and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

        The following table summarizes activity in each of the above product revenue allowances and reserve categories for the three-month period from March 31, 2011 to June 30, 2011:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at March 31, 2011	$—	$—	$—	$—	$—
Provision related to second quarter of 2011 sales	2,782	3,744	76	1,416	8,018
Payments (credits)	(19)	—	—	—	(19)

Balance at June 30, 2011	$2,763	$3,744	$76	$1,416	$7,999

  Collaborative Revenues

        Prior to the second quarter of 2011, the Company's revenues were generated primarily through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payment to the Company of one or more of the following: nonrefundable, up-front license fees; milestone payments; funding of research and/or development activities; payments for services the Company provides through its third-party manufacturing network; and royalties on product sales. Each of these types of payments results in collaborative revenues, except for revenues from royalties on product sales, which are classified as royalty revenues.

  Agreements Entered into Prior to January 1, 2011

        Collaborative research, development and/or commercialization agreements entered into prior to January 1, 2011 that contain multiple elements of revenue are divided into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborator and whether there is objective and reliable evidence of the fair value of the undelivered obligation(s). The Company allocates consideration it receives among the separate units either on the basis of each unit's fair value or using the residual method, and applies the applicable revenue recognition criteria to each of the separate units.

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

  Agreements Entered into On or After January 1, 2011

        On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements entered into by the Company on or after January 1, 2011. This updated guidance (1) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (2) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (3) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the first half of 2011, the Company did not enter into any agreements that would be accounted for by the Company pursuant to this updated guidance. If the Company enters into an agreement with multiple deliverables after January 1, 2011, this updated guidance could have a material effect on the Company's financial statements.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

        The Company has sold its rights to receive certain royalties on sales of HIV protease inhibitors and recognizes the revenues related to this sale as royalty revenues. In the circumstance where the Company has sold its rights to future royalties under a license agreement and also maintains continuing involvement in the royalty arrangement (but not significant continuing involvement in the generation of the cash flows payable to the purchaser of the future royalty rights), the Company defers recognition of the proceeds it receives for the royalty stream and recognizes these deferred revenues over the life of the license agreement pursuant to the units-of-revenue method. Under this method, the amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (1) the royalty payments payable to the purchaser for the period by (2) the ratio of the remaining deferred revenue amount to the total estimated remaining royalty payments payable to the purchaser over the term of the agreement. The Company's estimates regarding the estimated remaining royalty payments due to the purchaser have changed in the past and may change in the future.

Business Combinations

        The Company assigns the value of consideration, including contingent consideration, transferred in business combinations based on their fair values as of the effective date of the transaction. The Company accounts for the Alios Collaboration as a business combination due to the determinations that (i) Alios is a VIE, (ii) Alios is a business and (iii) the Company is Alios' primary beneficiary. Transaction costs and any restructuring costs associated with these transactions are expensed as incurred.

Fair Value of In-process Research and Development Assets and Contingent Payments in Business Combinations

        The Company assesses the fair value of assets, including the fair value of in-process research and development assets, and contingent payments pursuant to collaborations accounted for as business combinations, from the perspective of a market participant, using a variety of methods. The present-value models used to estimate the fair values of research and development assets and contingent payments pursuant to collaborations incorporate significant assumptions, including: assumptions regarding the probability of obtaining marketing approval and/or achieving relevant development milestones for a drug candidate; estimates regarding the timing of and the expected costs to develop a drug candidate; estimates of future cash flows from potential product sales and/or the potential to achieve certain commercial milestones with respect to a drug candidate; and the appropriate discount rates.

In-process Research and Development Assets

        In-process research and development assets relate to (i) the Company's acquisition of ViroChem in March 2009 and (ii) the Alios Collaboration, which the Company entered into in June 2011. The Company records the value of in-process research and development assets at their fair value as of the transaction date. These assets are accounted for as indefinite-lived intangible assets and maintained on the Company's condensed consolidated balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized as a part of cost of product revenues over the remaining estimated life of

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

the asset beginning in the period in which the project is completed. If a project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. In-process research and development assets are tested for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist.

Goodwill

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination, or deemed to be acquired or assumed in other business transactions treated as business combinations for accounting purposes, is allocated to goodwill. As of December 31, 2010, goodwill related to the Company's acquisition of ViroChem. As of June 30, 2011, goodwill consists of goodwill related to the Company's acquisition of ViroChem and the Company's collaboration with Alios. Goodwill is evaluated for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist.

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

Recent Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance intended to increase the prominence of items reported in other comprehensive income. The guidance requires that all nonowner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance will be applied retrospectively beginning on January 1, 2012, for interim and annual reporting. These amendments will not have a material effect on the Company's condensed consolidated financial statements.

        In May 2011, the FASB amended guidance regarding the measurement of the fair value of assets and liabilities to harmonize the fair value measurement guidance under GAAP and under the International Financial Reporting Standards (IFRSs). This amended guidance clarifies the FASB's intent about the application of existing fair value measurement requirements and changes a particular principle or requirement for measuring fair value or for disclosing information about fair value

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

measurements. The amendments will be applied prospectively and will become applicable to the Company's financial statements beginning on January 1, 2012. The Company currently is evaluating the effect that these amendments will have on the Company's condensed consolidated financial statements.

        For a discussion of recent accounting pronouncements in addition to those discussed above, please refer to Note B "Accounting Policies—Recent Accounting Pronouncements" in the Company's Annual Report on Form 10-K. The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2011 that had a material impact on the Company's condensed consolidated financial statements.

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

        The effect of stock-based compensation expense during the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$23,903	$17,735	$43,527	$31,203
Restricted stock and restricted stock units	6,835	5,743	13,665	10,490
ESPP share issuances	1,523	971	3,102	2,089
Less stock-based compensation expense capitalized to inventory	(382)	—	(536)	—

Total stock-based compensation expense included in net loss	$31,879	$24,449	$59,758	$43,782

Stock-based compensation expense by line item:
Research and development expenses	$20,453	$17,735	$39,002	$32,055
Sales, general and administrative expenses	11,426	6,714	20,756	11,727

Total stock-based compensation expense included in net loss	$31,879	$24,449	$59,758	$43,782

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Stock-based Compensation Expense (Continued)

        The Company capitalized $0.4 million and $0.5 million, respectively, of stock-based compensation expense to inventory in the three and six months ended June 30, 2011, all of which is attributable to employees who support the Company's manufacturing operations related to INCIVEK.

        The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 30, 2011 by type of award, and the weighted-average period over which that expense is expected to be recognized:

	As of June 30, 2011
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$131,167	2.65
Restricted stock and restricted stock units	43,527	2.36
ESPP share issuances	2,522	0.56

        The following table summarizes information about stock options outstanding and exercisable at June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$ 8.68-$20.00	3,050	3.61	$15.54	2,839	$15.30
$20.01-$30.00	1,862	5.11	27.81	1,734	27.85
$30.01-$40.00	15,063	7.74	35.69	7,110	35.04
$40.01-$50.00	277	8.56	45.28	54	43.31
$50.01-$57.27	337	9.88	54.52	164	53.81

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

D. Marketable Securities

        A summary of the Company's cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
June 30, 2011
Cash and cash equivalents
Cash and money market funds	$422,289	$—	$—	$422,289
Government-sponsored enterprise securities	35,905	1	—	35,906

Total cash and cash equivalents	$458,194	$1	$—	$458,195

Marketable securities
U.S. Treasury securities (due within 1 year)	$9,546	$1	$—	$9,547
Government-sponsored enterprise securities (due within 1 year)	125,739	10	—	125,749

Total marketable securities	$135,285	$11	$—	$135,296

Total cash, cash equivalents and marketable securities	$593,479	$12	$—	$593,491

December 31, 2010
Cash and cash equivalents
Cash and money market funds	$193,845	$—	$—	$193,845
U.S. Treasury securities	4,770	—	—	4,770
Government-sponsored enterprise securities	44,587	1	(6)	44,582

Total cash and cash equivalents	$243,202	$1	$(6)	$243,197

Marketable securities
U.S. Treasury securities (due within 1 year)	$103,230	$1	$(11)	$103,220
Government-sponsored enterprise securities (due within 1 year)	684,969	87	(62)	684,994

Total marketable securities	$788,199	$88	$(73)	$788,214

Total cash, cash equivalents and marketable securities	$1,031,401	$89	$(79)	$1,031,411

        In the three months ended June 30, 2011 and 2010, the Company had proceeds of $251.7 million and $333.9 million, respectively, from sales and maturities of available-for-sale securities. In the six months ended June 30, 2011 and 2010, the Company had proceeds of $788.0 million and $518.1 million, respectively, from sales and maturities of available-for-sale securities.

        Realized gains and losses are determined using the specific identification method and are included in interest income on the Company's condensed consolidated statements of operations. There were no gross realized gains and losses for the three and six months ended June 30, 2011 and 2010.

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

        The Company's investment strategy is focused on capital preservation. The Company invests in instruments that meet credit quality standards as outlined in the Company's investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue or type of instrument. As of June 30, 2011, the Company's investments are in money market funds and short-term government guaranteed or supported securities.

        As of June 30, 2011, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs. The Company's financial assets that were valued based on Level 1 inputs consist of a money market fund, U.S. Treasury securities and government-sponsored enterprise securities. The Company's money market fund also invests in government-sponsored enterprise securities. During the three and six months ended June 30, 2011 and 2010, the Company did not record an other-than-temporary impairment charge related to its financial assets. The Company's financial liabilities that were subject to fair value measurement related to the financial transactions that the Company entered into in September 2009 and are valued based on Level 3 inputs. Please refer to Note M, "September 2009 Financial Transactions," for further information. The Company's noncontrolling interests (Alios) include the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs. Please refer to Note K, "Collaborative Arrangements," for further information.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

E. Fair Value of Financial Instruments (Continued)

        The following table sets forth the Company's financial assets and liabilities (excluding restricted cash and cash equivalents (Alios)) subject to fair value measurements as of June 30, 2011:

	Fair Value Measurements as of June 30, 2011
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$373,003	$373,003	$—	$—
Government-sponsored enterprise securities	35,906	35,906	—	—
Marketable securities:
U.S. Treasury securities	9,547	9,547	—	—
Government-sponsored enterprise securities	125,749	125,749	—	—
Restricted cash	34,114	34,114	—	—

Total	$578,319	$578,319	$—	$—

Financial liabilities carried at fair value:
Embedded derivative related to 2012 Notes	$4,973	$—	$—	$4,973
Liability related to sale of potential future milestone payments	87,131	—	—	87,131

Total	$92,104	$—	$—	$92,104

        The following table is a reconciliation of financial liabilities measured at fair value using significant unobservable inputs (Level 3):

Six Months Ended June 30, 2011
(in thousands)
Balance, December 31, 2010	$89,888
Change in fair value of derivative instruments	7,818
Redemption of a portion of the 2012 Notes	(5,602)

Balance, June 30, 2011	$92,104

        As of June 30, 2011, the Company had $400.0 million in aggregate principal amount of 3.35% convertible senior subordinated notes due 2015 (the "2015 Notes") on its condensed consolidated balance sheet. As of June 30, 2011, these 2015 Notes had a fair value of approximately $501 million as obtained from a quoted market source.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

F. Comprehensive Loss

        For the three and six months ended June 30, 2011 and 2010, the components of comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Net loss	$(199,318)	$(200,006)	$(375,414)	$(365,277)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	(68)	40	1	168
Foreign currency translation adjustment	(6)	482	359	(86)

Total change in other comprehensive income (loss)	(74)	522	360	82

Comprehensive loss	$(199,392)	$(199,484)	$(375,054)	$(365,195)
Comprehensive loss attributable to noncontrolling interest (Alios)	(25,249)	—	(25,249)	—

Comprehensive loss attributable to Vertex	$(174,143)	$(199,484)	$(349,805)	$(365,195)

G. Income Taxes

        For the three and six months ended June 30, 2011, in connection with the Alios financial statement consolidation, the Company recorded a provision for income taxes (Alios) of $24.4 million related to the estimated income tax effect on Alios of Vertex's $60.0 million up-front payment to Alios. Vertex has no liability for taxes payable by Alios and the income tax provision and related liability have been allocated to noncontrolling interest (Alios).

        At June 30, 2011 and December 31, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions at June 30, 2011 and December 31, 2010.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

H. Inventories

        All of the Company's inventories relate to INCIVEK. The following table sets forth the Company's inventories as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$21,774	$—
Work in process	29,265	—
Finished goods	1,583	—

Total	$52,622	$—

        On January 1, 2011, the Company began capitalizing inventory costs for INCIVEK manufactured in preparation for the product launch in the United States based on its evaluation of, among other factors, information regarding INCIVEK's safety and efficacy and the status of the INCIVEK NDA. The FDA completed its review and approved INCIVEK on May 23, 2011. In periods prior to January 1, 2011, the Company expensed costs associated with INCIVEK raw materials, work in process and finished goods as development expenses. As of June 30, 2011, the Company has not capitalized inventory costs related to its other drug development programs.

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

        The restructuring expense incurred in the three and six months ended June 30, 2011 and 2010 relates only to the portion of the Kendall Square Facility that the Company is not occupying and does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

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

        For the three and six months ended June 30, 2011, the restructuring expense recorded by the Company was the result of the imputed interest cost relating to the restructuring liability. For the three months ended June 30, 2010, the restructuring expense was partially due to revisions of key estimates and assumptions related to the exercise by a sublessee of an option to continue subleasing a portion of the Kendall Square Facility through 2015 and changes to certain assumptions for the period from 2015 to 2018, and partially the result of the imputed interest cost relating to the restructuring liability. For the six months ended June 30, 2010, the restructuring expense was primarily the result of the imputed interest cost relating to the restructuring liability and partially the result of revisions to key estimates and assumptions in the second quarter of 2010.

        The activities related to the restructuring liability for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Liability, beginning of the period	$28,814	$33,333	$29,595	$34,017
Cash payments	(3,737)	(3,754)	(7,473)	(7,415)
Cash received from subleases	2,387	2,233	4,582	4,430
Additional charge	741	2,112	1,501	2,892

Liability, end of the period	$28,205	$33,924	$28,205	$33,924

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

J. Convertible Senior Subordinated Notes due 2015 (Continued)

        The 2015 Notes are convertible at any time, at the option of the holder, into common stock at a price equal to approximately $48.83 per share, or 20.4794 shares of common stock per $1,000 principal amount of the 2015 Notes, subject to adjustment. The 2015 Notes bear interest at the rate of 3.35% per annum, and the Company is required to make semi-annual interest payments on the outstanding principal balance of the 2015 Notes on April 1 and October 1 of each year. The 2015 Notes mature on October 1, 2015.

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

        Based on the Company's evaluation of the 2015 Notes, the Company determined that the 2015 Notes contain a single embedded derivative. This embedded derivative relates to potential penalty interest payments that could be imposed on the Company for a failure to comply with its securities reporting obligations pursuant to the 2015 Notes. This embedded derivative required bifurcation because it was not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of September 28, 2010, December 31, 2010 and June 30, 2011.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements

Janssen Pharmaceutica, N.V.

        In June 2006, the Company entered into a collaboration agreement with Janssen Pharmaceutica, N.V. ("Janssen") for the development, manufacture and commercialization of telaprevir, which Janssen expects to market under the brand name INCIVO™. Under the agreement, Janssen has agreed to be responsible for 50% of the drug development costs incurred under the development program for the parties' territories (North America for the Company, and the rest of the world, other than the Far East, for Janssen) and has exclusive rights to commercialize INCIVO in its territories, including Europe, South America, the Middle East, Africa and Australia.

        Janssen made a $165.0 million up-front license payment to the Company in July 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. The Company's estimates regarding the period of performance under the Janssen collaboration agreement were adjusted in 2007, 2009 and 2010 as a result of changes in the global development plan for telaprevir, which contemplates the conduct of certain development activities in the post-approval period. These adjustments were made on a prospective basis beginning in the periods in which the changes were identified and resulted in a decrease in the amount of revenues the Company recognized from the Janssen agreement by $2.6 million per quarter for the first adjustment, by $1.1 million per quarter for the second adjustment and by $1.4 million per quarter for the third adjustment. As of June 30, 2011, there was $62.1 million in deferred revenues related to this up-front license payment that the Company expects to recognize over the remaining estimated period of performance.

        Under the agreement, Janssen agreed to make contingent milestone payments for successful development, approval and launch of INCIVO as a product in its territories. At the inception of the agreement, the Company determined that all of these contingent milestones were substantive and would result in revenues in the period in which the milestone was achieved. As of June 30, 2011, the Company had earned $150.0 million of these contingent milestone payments, including a $50.0 million milestone payment that was earned in the first quarter of 2011 in connection with the European Medicines Agency's ("EMA") acceptance of the marketing authorization application ("MAA") for INCIVO. The remaining $200.0 million in contingent milestones that the Company could achieve under the Janssen agreement consist of $50.0 million related to the approval of INCIVO by the European Commission upon recommendation from the EMA, and $150.0 million related to the launch of INCIVO in the European Union. On September 30, 2009, the Company entered into two financial transactions related to $250.0 million in contingent Janssen milestones, including the $50.0 million milestone payment that was earned and paid in the first quarter of 2011. Please refer to Note M, "September 2009 Financial Transactions," for further information.

        Under the collaboration agreement for telaprevir, each party incurs internal and external reimbursable expenses related to the telaprevir development program and is reimbursed for 50% of these expenses. The Company recognizes the full amount of the reimbursable costs it incurs as research and development expenses on its condensed consolidated statements of operations. The Company recognizes amounts that Janssen is obligated to pay the Company with respect to reimbursable expenses net of reimbursable expenses incurred by Janssen as collaborative revenues. During the three and six months ended June 30, 2011, Janssen incurred more reimbursable costs than the Company for the first time under the collaboration agreement, and the net amounts payable by the Company to

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

reimburse Janssen for expenses for the three and six months ended June 30, 2011 were recorded as a reduction of collaborative revenues.

        Each of the parties is responsible for drug supply in its respective territories. The Company provides Janssen certain services through the Company's third-party manufacturing network for telaprevir. Reimbursements from Janssen for manufacturing services are recorded as collaborative revenues.

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

        During the three and six months ended June 30, 2011 and 2010, the Company recognized the following collaborative revenues attributable to the Janssen collaboration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Amortized portion of up-front payment	$3,107	$3,107	$6,214	$6,214
Milestone revenues	—	—	50,000	—
Net reimbursement (payment) for telaprevir development costs	(3,108)	3,501	(4,253)	5,907
Reimbursement for manufacturing services	9,059	5,274	13,213	6,225

Total collaborative revenues attributable to the Janssen collaboration	$9,058	$11,882	$65,174	$18,346

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

        In July 2009, the Company and Mitsubishi Tanabe amended the MTPC Agreement. Under the amended agreement, Mitsubishi Tanabe paid the Company $105.0 million, and the Company may receive a further contingent milestone payment ranging from between $15.0 million to $65.0 million. The amended agreement provides to Mitsubishi Tanabe a fully-paid license to manufacture and commercialize telaprevir to treat HCV infection in Japan and specified other countries in the Far East. Mitsubishi Tanabe is responsible for its own development and manufacturing costs in its territory. Mitsubishi Tanabe may terminate the agreement at any time without cause upon 60 days' prior written notice to the Company. The agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of the last-to-expire patent covering telaprevir. In Japan, the Company has a patent covering the composition-of-matter of telaprevir that expires in 2021.

        Prior to the MTPC Agreement amendment, the Company recognized revenues based on an amortized portion of the 2004 up-front payment, milestones, if any, and reimbursement of certain of the Company's expenses incurred in telaprevir development. The $105.0 million payment that the Company received in the third quarter of 2009 pursuant to the amended agreement is a nonrefundable, up-front license fee and revenues related to this payment are being recognized on a straight-line basis over the expected period of performance of the Company's obligations under the amended agreement. As of June 30, 2011, there was $31.9 million in deferred revenues related to this up-front license payment that will be recognized over the remaining period of performance of the Company's obligations under the amended agreement. In connection with the amendment to the MTPC Agreement, the Company agreed to supply manufacturing services to Mitsubishi Tanabe through the Company's third-party manufacturing network for telaprevir.

        During the three and six months ended June 30, 2011 and 2010, the Company recognized the following collaborative revenues attributable to the Mitsubishi Tanabe collaboration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Amortized portion of up-front payments	$9,558	$9,558	$19,116	$19,116
Development milestone revenues	182	—	1,394	—
Payments for manufacturing services	5,133	2,478	5,848	2,478

Total collaborative revenues attributable to the Mitsubishi Tanabe collaboration	$14,873	$12,036	$26,358	$21,594

Cystic Fibrosis Foundation Therapeutics Incorporated

        On April 4, 2011, the Company entered into an amendment (the "April 2011 Amendment") to its existing collaboration agreement with Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT") pursuant to which CFFT will provide financial support for (i) development activities for VX-661, a corrector compound discovered under the collaboration, and (ii) additional research and development activities directed at discovering new corrector compounds.

        The Company entered into the original collaboration agreement with CFFT in 2004 and entered into two amendments to the collaboration agreement in 2006 to provide partial funding for its cystic

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

fibrosis drug discovery and development efforts through early 2008. In 2006, the Company received a $1.5 million milestone payment from CFFT. Under the April 2011 Amendment, CFFT agreed to provide the Company with up to $75.0 million in funding over approximately five years for corrector-compound research and development activities. There are no additional milestones payable by CFFT to the Company pursuant to the collaboration agreement, as amended. The Company retains the rights to develop and commercialize VX-770, VX-809, VX-661 and any other compounds discovered during the course of the research collaboration with CFFT. In the second quarter of 2011, the Company recognized $5.9 million in collaborative revenues pursuant to this collaboration.

        In the original agreement, as amended prior to the April 2011 Amendment, the Company agreed to pay CFFT tiered royalties calculated as a percentage, ranging from single digits to sub-teens, of annual net sales of any approved drugs discovered during the research term that ended in 2008, including VX-770, VX-809 and VX-661. The April 2011 Amendment provides for a tiered royalty in the same range on net sales of corrector compounds discovered during the research term that began in 2011. The Company also is obligated to make two one-time commercial milestone payments upon achievement of certain sales levels for a potentiator compound such as VX-770 and two one-time commercial milestone payments upon achievement of certain sales levels for a corrector compound such as VX-809 or VX-661.

        For each compound commercialized under this collaboration, the Company will have royalty obligations to CFFT until the expiration of patents covering that compound. For VX-770, for which the Company completed its registration program in the first half of 2011, the Company has patents in the United States and European Union covering the composition of matter of VX-770 that expire in 2025, subject to potential patent life extensions. CFFT may terminate its funding obligations under the April 2011 Amendment in certain circumstances, in which case there will be a proportional adjustment to the royalty rates and commercial milestones for certain corrector compounds. The collaboration also may be terminated by either party for a material breach by the other, subject to notice and cure provisions.

Alios BioPharma, Inc.

  License and Collaboration Agreement

        On June 13, 2011, the Company and its wholly-owned subsidiary, Vertex Pharmaceuticals (Switzerland) LLC, entered into a license and collaboration agreement (the "Alios Agreement") with Alios, a privately-held biotechnology company located in California. The Company and Alios have agreed to collaborate on the research, development and commercialization of two nucleotide analogue compounds discovered by Alios, ALS-2200 and ALS-2158, which are designed to act on the hepatitis C polymerase. As of June 13, 2011, these two nucleotide analogues were being evaluated in nonclinical studies and had not begun Phase 1 clinical development. The Company is responsible for all costs related to development and commercialization of the compounds incurred after the effective date of the Alios Agreement, and manufacturing costs for the supply of ALS-2200 and ALS-2158 used after the effective date, and will provide funding to Alios to conduct the Phase 1 clinical trials for ALS-2200 and ALS-2158 and a research program directed to the discovery of additional HCV nucleotide analogues that act on the hepatitis C polymerase.

        Under the terms of the Alios Agreement, the Company received exclusive worldwide rights to ALS-2200 and ALS-2158, and has the option to select additional compounds discovered in the research program. The Company paid Alios a $60.0 million up-front payment, and Alios is eligible to receive

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

research and development milestone payments of up to $715.0 million if two compounds are approved and commercialized. Alios is also eligible to receive commercial milestone payments of up to $750.0 million, as well as tiered royalties on net sales of approved drugs.

        The Company may terminate the Alios Agreement (A) upon 30 days' notice to Alios if the Company ceases development after both ALS-2200 and ALS-2158 have experienced a technical failure and/or (B) upon 60 days' notice to Alios at any time after the Company completes specified Phase 2a clinical trials. The Alios Agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the Alios agreement will continue in effect until the expiration of the Company's royalty obligations, which expire on a country-by-country basis on the later of (i) the date the last-to-expire patent covering a licensed product expires or (ii) ten years after the first commercial sale in the country.

        Alios is continuing to operate as a separate entity, is engaged in other programs directed at developing novel drugs that are not covered by the Alios Agreement, and maintains ownership of the underlying patent rights that are licensed to the Company pursuant to the Alios Agreement. Under applicable accounting guidance, the Company has determined that Alios is a VIE, that Alios is a business and that the Company is Alios' primary beneficiary. The Company based these determinations on, among other factors, the significance to Alios of the two licensed compounds and on the Company's power, through the joint steering committee for the licensed compounds established under the Alios Agreement, to direct the activities that most significantly impact the economic performance of Alios.

        Accordingly, the Company has consolidated Alios' statements of operations and financial condition with the Company's condensed consolidated financial statements beginning on June 13, 2011. However, the Company's interests in Alios are limited to those accorded to the Company in the Alios Agreement. In particular, the Company did not acquire any equity interest in Alios, any interest in Alios' cash and cash equivalents or any control over Alios' activities that do not relate to the Alios Collaboration.

        The initial consolidation of a VIE that is determined to be a business is accounted for as a business combination. As a result, as of June 13, 2011 the Company recorded all of Alios' assets and liabilities at fair value, which are preliminary at June 30, 2011, on the Company's condensed consolidated balance sheet. After the initial consolidation, the Company will continue to consolidate Alios' financial statements, (A) eliminating all intercompany balances and transactions and (B) allocating loss (gain) attributable to the noncontrolling interest in Alios to net loss (gain) attributable to noncontrolling interest (Alios) in the Company's condensed consolidated statement of operations and reflecting noncontrolling interests (Alios) on the Company's condensed consolidated balance sheet.

  Consideration for the Alios Collaboration

        The consideration from the Company to Alios pursuant to the Alios Agreement consisted of (i) a $60.0 million up-front payment paid by the Company to Alios, (ii) the estimated fair value of the contingent research, development and commercialization milestones potentially payable by the Company to Alios and (iii) the estimated fair value of potential royalty payments payable by the Company to Alios. The Company used present-value models to determine the estimated fair values of the contingent milestone and royalty consideration, based on assumptions regarding the probability of

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

achieving the relevant milestones, estimates regarding the timing to develop the drug candidate(s), estimates of future cash flows from potential product sales and assumptions regarding the appropriate discount rates. The Company valued the contingent milestone and royalty payments using (i) discount rates ranging from 3.6% to 6.5% for the development milestones and (ii) a discount rate of 9.4% for commercial milestones and royalties. The consideration paid and the preliminary fair value of the contingent milestone and royalty payments payable by the Company pursuant to the Alios Agreement are set forth in the table below:

As of June 13, 2011
(in thousands)
Up-front payment	$60,000
Fair value of contingent milestone and royalty payments	197,720

Total	$257,720

  Preliminary Allocation of Assets and Liabilities

        For the purposes of the condensed consolidated balance sheets at June 13, 2011 and June 30, 2011, the Company has made preliminary allocations of the total consideration, which is comprised of the up-front payment and the fair value of the contingent milestone and royalty payments for the Alios Collaboration, to intangible assets, goodwill, deferred tax liability, net and net other assets and liabilities. These allocations are preliminary and the Company is in the process of completing its valuations of the in-process research and development assets and the contingent milestone and royalty payments. In order to finalize the allocations, the Company will collect and analyze appropriate additional information with respect to Alios' research programs, including those not subject to the Alios Agreement, and the expected tax effect of the up-front payment made by Vertex to Alios. The Company expects to complete its valuations in the quarter ending September 30, 2011.

        The Company recorded $250.6 million of intangible assets on the Company's condensed consolidated balance sheet for Alios' in-process research and development assets. These in-process research and development assets relate to Alios' nucleotide analogue program, including the intellectual property related to ALS-2200 and ALS-2158. The Company used a 9.5% discount rate in the present-value models used for the preliminary estimation of the fair value of the in-process research and development assets. The Company also conducted a preliminary evaluation of Alios' other programs and determined that market participants would not have ascribed value to those assets because Alios had not yet identified drug candidates for clinical development, and because of the uncertainties related to identifying compounds suitable for clinical development and the potential clinical development of these compounds. The difference between the preliminary fair value of the consideration and the fair value of Alios' assets, including the preliminary fair value of intangible assets, and liabilities was allocated to goodwill. This goodwill relates to the potential synergies from the possible development of combination therapies involving the acquired drug candidates and telaprevir and/or VX-222. None of the goodwill is expected to be deductible for income tax purposes.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

        The following table summarizes the fair values of the assets and liabilities recorded on the effective date of the Alios Collaboration:

Preliminary Fair Values as of June 13, 2011
(in thousands)
Intangible assets	$250,600
Goodwill	7,399
Deferred tax liability (net)	(90,840)
Net other assets (liabilities)	(279)

Net assets attributable to noncontrolling interests (Alios)	$166,880

        If the Company is successful in developing an Alios HCV nucleotide analogue, it will amortize as part of cost of product revenues the carrying value of the related in-process research and development asset over the remaining estimated life of the asset, beginning in the period in which the project is completed. If the Company determines that an in-process research and development asset has become impaired or abandons development of the Alios HCV nucleotide analogues, it will write-down the carrying value of the related intangible asset to its fair value and will take an impairment charge in the period in which the impairment occurs.

        The Alios intangible assets and goodwill will be tested for impairment on an annual basis as of October 1, and more frequently, if indicators are present or changes in circumstance suggest that impairment may exist. In connection with each annual impairment assessment and any interim impairment assessment, the Company will compare the fair value of the asset as of the date of the assessment with the carrying value of the asset on the Company's condensed consolidated balance sheet.

  Noncontrolling Interest (Alios)

        The Company recorded noncontrolling interest (Alios) on two lines in its condensed consolidated balance sheet beginning as of the effective date of the collaboration. The noncontrolling interest (Alios) is reflected on two separate lines because Alios has both common shareholders and preferred shareholders that are entitled to redemption rights in certain circumstances. The aggregate fair value of the noncontrolling interest on June 13, 2011 was equal to the up-front payment and the preliminary fair value of the contingent payments under the Alios Collaboration less other liabilities including the deferred tax liability, net.

        The Company records a net loss (gain) attributable to noncontrolling interest (Alios) on its condensed consolidated statements of operations. The net loss (gain) attributable to noncontrolling interest (Alios) reflects Alios' net (loss) income for the reporting period, adjusted for changes in the fair value of the contingent milestone and royalty payments, which will be evaluated each reporting period. Increases in the fair value of the contingent milestone and royalty payments could result in net gains attributable to the noncontrolling interest (Alios), which would increase net loss attributable to Vertex. If the Company were profitable during the reporting period, a net gain attributable to the noncontrolling interest (Alios) would result in a decrease in net income attributable to Vertex.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

  Activity Related to the Alios Collaboration

        A summary of net loss attributable to noncontrolling interest (Alios) for the second quarter of 2011 is as follows:

Three Months Ended June 30, 2011
(in thousands)
Loss of noncontrolling interest (Alios) before provision for income taxes	$(801)
Income tax provision (Alios)	(24,448)
Change in fair value of contingent milestone and royalty payments	—

Net loss attributable to noncontrolling interest (Alios)	$(25,249)

  Alios Financial Information

        The following summarizes items related to Alios included in the Company's condensed consolidated balance sheets as of June 13, 2011 and June 30, 2011:

	As of June 13, 2011	As of June 30, 2011
	(in thousands)
Restricted cash and cash equivalents (Alios)	$4,575	$63,098
Prepaid expenses and other current assets	69	120
Property and equipment, net	885	1,012
Intangible assets	250,600	250,600
Goodwill	7,399	7,399
Other assets	76	76
Accounts payable	1,189	2,038
Accrued expenses and other current liabilities	1,504	967
Income taxes payable (Alios)	—	15,212
Deferred tax liability, net	90,840	100,076
Other liabilities	3,191	3,188
Redeemable noncontrolling interest (Alios)	36,299	36,299
Noncontrolling interest (Alios)	130,581	105,332

        The Company has recorded Alios' cash and cash equivalents as restricted cash and cash equivalents (Alios) because (i) the Company does not have any interest in or control over Alios' cash and cash equivalents and (ii) the Alios Agreement does not provide for these assets to be used for the development of the assets that the Company licensed from Alios pursuant to the collaboration. Assets recorded as a result of consolidating Alios' financial condition into the Company's balance sheet do not represent additional assets that could be used to satisfy claims against the Company's general assets.

        The results of operations of Alios have been included in the Company's condensed consolidated financial statements since the transaction date. Alios' revenues have been eliminated as part of the consolidation in the period from June 13, 2011 to June 30, 2011, and Alios' net loss in the period from June 13, 2011 to June 30, 2011 was immaterial to the Company's condensed consolidated financial results except for the provision for income taxes (Alios) that is recorded on the Company's condensed consolidated statements of operations. Pro forma results of operations for the three and six months ended June 30, 2011 and 2010 assuming the transaction had taken place at the beginning of each period would not differ significantly from Vertex's actual reported results.

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

        All of the intangible assets acquired in the ViroChem acquisition related to in-process research and development assets. The in-process research and development assets primarily relate to ViroChem's two clinical-development stage HCV polymerase inhibitors, VX-222 and VX-759. As of June 30, 2011 and December 31, 2010, VX-222 and VX-759 account for $518.7 million of the intangible assets reflected on the Company's condensed consolidated balance sheets with values of $412.9 million and $105.8 million, respectively. The Company's condensed consolidated balance sheets also reflect goodwill that relates to the potential synergies from the possible development of combination therapies involving telaprevir and the acquired drug candidates. No impairment has been found for VX-222 or VX-759 or goodwill since the acquisition date.

        A deferred tax liability of $160.3 million recorded as of June 30, 2011 and December 31, 2010 primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired from ViroChem, which are not deductible for tax purposes.

M. September 2009 Financial Transactions

2012 Notes

        In September 2009, the Company sold $155.0 million in aggregate of secured notes due 2012 (the "2012 Notes") for an aggregate of $122.2 million pursuant to a note purchase agreement with Olmsted Park S.A. (the "Purchaser"). The 2012 Notes were issued pursuant to, and the 2012 Notes are governed by the terms of, an indenture entered into on September 30, 2009 between the Company and U.S. Bank National Association, as trustee and collateral agent. In connection with the issuance of the 2012 Notes, the Company granted a security interest to the Purchaser with respect to $155.0 million of potential INCIVO milestone payments that the Company was eligible to earn from Janssen for the filing, approval and launch of INCIVO in the European Union.

        The 2012 Notes were issued at a discount and do not pay current interest prior to maturity. The 2012 Notes mature on October 31, 2012, subject to earlier mandatory redemption to the extent specified milestone events set forth in the Company's collaboration with Janssen occur prior to October 31, 2012. In February 2011, the Company received a milestone payment of $50.0 million earned upon the acceptance of Janssen's MAA for INCIVO by the EMA and subsequently redeemed $50.0 million of 2012 Notes pursuant to their terms.

        As of June 30, 2011, the remaining outstanding aggregate amount of 2012 Notes was $105.0 million. Of the milestone payments that would result in redemption of the outstanding 2012

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

M. September 2009 Financial Transactions (Continued)

Notes, $50.0 million relate to the approval of INCIVO by the European Commission upon the recommendation of the EMA and $55.0 million relate to the launch of INCIVO in the European Union.

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

        The Company determines the fair value of the embedded derivative based on a probability-weighted model of the discounted value that market participants would ascribe to the potential mandatory redemption and early repayment features of the outstanding 2012 Notes. The fair value of this embedded derivative is evaluated quarterly, with any changes in the fair value of the embedded derivative resulting in a corresponding loss or gain. Changes in the fair value of the embedded derivative that result in a loss increase the liability each quarter by an amount corresponding to the loss, and changes in the fair value of the embedded derivative that result in a gain decrease the liability each quarter by an amount corresponding to the gain. The Company records quarterly interest expense related to the 2012 Notes determined using the effective interest rate method. The liabilities related to the 2012 Notes, including the embedded derivative, are reflected together on the Company's condensed consolidated balance sheets. As of June 30, 2011 and December 31, 2010, these liabilities were reflected as current.

Sale of Future Milestone Payments

        On September 30, 2009, the Company entered into two purchase agreements with the Purchaser pursuant to which the Company sold its rights to an aggregate of $95.0 million in potential future milestone payments under the Janssen agreement related to the launch of INCIVO in the European Union, for nonrefundable payments totaling $32.8 million. The purchase agreements contain representations, warranties, covenants and indemnification obligations of each party, including the obligation of the Company to make the milestone payments to the Purchaser when the underlying milestone events are achieved if the Janssen agreement has been terminated.

        The Company determined that this sale of a potential future revenue stream should be accounted for as a liability because the Company has significant continuing involvement in the generation of the potential milestone payments pursuant to its collaboration agreement with Janssen. As a result, the Company recorded a liability on its condensed consolidated balance sheets equal to the fair value of the purchase agreements. No revenues or deferred revenues have been recorded on account of the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

M. September 2009 Financial Transactions (Continued)

amounts that the Company received from the Purchaser pursuant to these purchase agreements. In addition, the Company determined that the purchase agreements are free-standing derivative instruments. The aggregate fair value of the free-standing derivatives created by the sale of the rights to future milestone payments to the Purchaser pursuant to the purchase agreements is based on a probability-weighted model of the discounted value that market participants would ascribe to these rights. The models used to estimate the fair value of the rights sold to the Purchaser pursuant to the purchase agreements require the Company to make estimates regarding, among other things, the assumptions market participants would make regarding the timing and probability of achieving the milestones and the appropriate discount rates. The fair value of the rights sold to the Purchaser pursuant to the purchase agreements is evaluated each reporting period, with any changes in the fair value of the derivative instruments based on the probability of achieving the milestones, the timing of achieving the milestones or discount rates resulting in a corresponding gain or loss. Because the Company's estimate of the fair value of the rights to the future milestone payments includes the application of a discount rate to reflect the time-value of money, the Company records costs related to this liability each quarter. As of June 30, 2011 and December 31, 2010, this liability was reflected as current.

Expenses and Liabilities Related to September 2009 Financial Transactions

        The tables below set forth the total expenses related to the September 2009 financial transactions for the three and six months ended June 30, 2011 and 2010, and the liabilities reflected on the Company's condensed consolidated balance sheets related to these transactions as of June 30, 2011 and December 31, 2010. The liabilities for the 2012 Notes, including the fair value of the embedded derivative, decreased from December 31, 2010 to June 30, 2011 as a result of redemption of $50.0 million of 2012 Notes in the first quarter of 2011. The liability related to the sale of potential future milestone payments increased from December 31, 2010 to June 30, 2011 principally due to revised estimates regarding the probability of achieving the milestones related to the potential launch of INCIVO in the European Union in connection with the EMA's acceptance of the MAA for INCIVO in the first quarter of 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Expenses and Losses (Gains):
Interest expense related to 2012 Notes	$2,863	$3,702	$10,797	$7,285
Change in fair value of embedded derivative related to 2012 Notes	(18)	3,528	(1,514)	3,848
Change in fair value of free-standing derivatives related to sale of potential future milestone payments	2,238	23,706	9,332	24,875

Total September 2009 financial transaction expenses	$5,083	$30,936	$18,615	$36,008

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

M. September 2009 Financial Transactions (Continued)

	June 30, 2011	December 31, 2010
	(in thousands)
Liabilities:
2012 Notes, excluding fair value of embedded derivative	$89,691	$124,902
Embedded derivative related to 2012 Notes	4,973	12,089
Liability related to the sale of potential future milestone payments	87,131	77,799

Total liabilities related to September 2009 financial transactions	$181,795	$214,790

N. Sale of HIV Protease Inhibitor Royalty Stream

        In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline. As of June 30, 2011, the Company had $104.4 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

O. Fan Pier Leases

        On May 5, 2011, the Company entered into two leases, pursuant to which the Company agreed to lease approximately 1.1 million square feet of office and laboratory space in two buildings to be built at Fan Pier in Boston, Massachusetts (the "Fan Pier Leases"). The Fan Pier Leases will commence upon completion of the buildings (the "Buildings"), scheduled for late 2013, and will extend for 15 years from the commencement date. The Company has an option to extend the term of the Fan Pier Leases for an additional ten years.

        Because the Company is involved in the construction project, including having responsibility to pay for a portion of the costs of tenant improvements and structural elements of the buildings, the Company is deemed for accounting purposes to be the owner of these buildings during the construction period. Accordingly, the Company recorded, as of June 30, 2011, $9.9 million of project construction costs incurred by the landlord as an asset and a corresponding financing obligation in "Property and equipment, net" and "Construction financing obligation," respectively, on the Company's condensed consolidated balance sheet.

        The Company bifurcates its future lease payments pursuant to the Fan Pier Leases into (i) a portion that is allocated to the Buildings and (ii) a portion that is allocated to the land on which the Buildings are being built. Although the Company will not begin making lease payments pursuant to the Fan Pier Leases until the Company occupies the Buildings, the portion of the lease obligations allocated to the land is treated for accounting purposes as an operating lease that commenced in the second quarter of 2011. The Company recorded $0.6 million in expense related to this operating lease during the second quarter of 2011.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

O. Fan Pier Leases (Continued)

        Once the construction of the Buildings is completed, the Company will evaluate the Fan Pier Leases in order to determine whether the leases meet the criteria for "sale-leaseback" treatment. The Company expects that upon completion of construction of the Buildings the Fan Pier Leases will not meet the "sale-leaseback" criteria. If the Fan Pier Leases do not meet "sale-leaseback" criteria, the Company will treat the Buildings as a financing obligation and the asset will be depreciated. If the Fan Pier Leases meet the "sale-leaseback" criteria, the Company will remove the asset and the related liability from its condensed consolidated balance sheet and treat the Fan Pier Leases as operating leases.

P. Credit Agreement

        On January 7, 2011, the Company entered into a credit agreement with Bank of America, N.A. as administrative agent and lender. The credit agreement provides for a $100.0 million revolving credit facility that is initially unsecured. As of June 30, 2011, the Company had not borrowed any amount under the credit agreement.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Q. Guarantees

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

        The Company entered into underwriting agreements with Merrill Lynch, Pierce, Fenner & Smith Incorporated dated February 12, 2008, February 18, 2009 and September 23, 2010, and with Goldman, Sachs & Co. dated September 18, 2008 and December 2, 2009 (collectively, the "Underwriting Agreements"), in each case as the representative of the several underwriters, if any, named in such agreements, relating to the public offering and sale of shares of the Company's common stock or convertible senior subordinated notes. The Underwriting Agreement relating to each offering requires the Company to indemnify the underwriters of that public offering against any loss they may suffer by reason of the Company's breach of any representation or warranty relating to that public offering, the Company's failure to perform certain covenants in those agreements, the inclusion of any untrue statement of material fact in the prospectus used in connection with that offering, the omission of any

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Q. Guarantees (Continued)

material fact needed to make those materials not misleading, and any actions taken by the Company or its representatives in connection with the offering. The representations, warranties, covenants and indemnification provisions in the Underwriting Agreements are of a type customary in agreements of this sort. The Company believes the estimated fair value of these indemnification arrangements is minimal.

R. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of June 30, 2011 or December 31, 2010.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. In May 2011, we began marketing INCIVEK™ (telaprevir) in the United States for the treatment of patients with chronic hepatitis C virus, or HCV, infection. We recognized $74.5 million in net product revenues in the second quarter of 2011 and expect to generate cash flows from sales of INCIVEK beginning in the third quarter of 2011. In the first half of 2011, we successfully completed the registration program for VX-770, the lead drug candidate in our cystic fibrosis, or CF, program. We expect to submit a New Drug Application, or NDA, in the United States and a marketing authorization application, or MAA, in the European Union for VX-770 in October 2011. We plan to continue investing in our research and development programs and to develop and commercialize selected drug candidates that emerge from those programs, alone or with third-party collaborators.

Business Focus

        In order to execute our business plan and achieve profitability, we need to successfully commercialize INCIVEK in the United States. Successful commercialization of INCIVEK requires effective marketing, distribution and pricing strategies; infrastructure to support commercial sales; appropriate and sustained levels of INCIVEK inventory; company-wide processes and systems to support compliance with applicable laws and regulations and post-marketing safety evaluations; and an effective sales force and managed markets organization to promote INCIVEK to healthcare providers and payors. For longer-term success we also need to ensure that a significant portion of the HCV-infected population that currently is undiagnosed is diagnosed and treated. The market for the treatment of patients with HCV infection is highly competitive. We are competing with Merck & Co., Inc's Victrelis™ (boceprevir), another HCV protease inhibitor that was approved for sale in the United States in the second quarter of 2011, and will have to compete in the future with any new therapies that are approved for the treatment of genotype 1 HCV infection.

        We are seeking Canadian regulatory approval for INCIVEK in the second half of 2011 and are building the commercial infrastructure that will be required to market INCIVEK in Canada. Our collaborator, Janssen Pharmaceutica, N.V., or Janssen, is responsible for the commercialization of telaprevir in its territories, including the European Union, and is obligated to pay us royalties on its net sales of telaprevir. In July 2011, Tibotec Virco-Virology BVBA, an affiliate of Janssen, announced that the Committee for Medicinal Products for Human Use of the European Medicines Agency, or EMA, adopted a positive opinion to recommend the approval of telaprevir. The positive opinion will be considered by the European Commission, which has authority to approve new drugs in the European Union. We expect Janssen will receive a response from the European Commission in the third quarter of 2011. Janssen plans to market telaprevir using the brand name INCIVO™ in the European Union.

        We have ongoing Phase 2 clinical programs involving drug candidates intended for the treatment of HCV infection, CF, rheumatoid arthritis and epilepsy, and plan to begin Phase 1 clinical development of VX-787, which is our first drug candidate intended for the treatment of influenza. We believe that our longer-term success will depend on our ability to continue to generate and develop innovative compounds. To that end, we expect to continue to focus on research programs directed toward the identification of new drug candidates for the treatment of serious diseases.

        We are incurring substantial expenses to commercialize INCIVEK, while at the same time continuing diversified research and development efforts for our drug candidates and expanding our organization. We may seek to borrow working capital if such financing is available to us. Although we have no plans to do so in the near term, we may raise additional capital from public offerings or private placements of our securities, from new collaborative agreements or through other methods of financing. We cannot be sure that financing opportunities will be available on acceptable terms, if at all. If our cash flows from telaprevir, together with cash flows from VX-770, if approved, are not sufficient, we may be required to seek additional capital, significantly curtail or discontinue one or more of our research or development programs, including clinical trials, which could involve significant cash exit costs, or attempt to obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain of our drug candidates.

Drug Development and Commercialization

        Discovery and development of a new pharmaceutical product is a difficult and lengthy process that requires significant financial resources along with extensive technical and regulatory expertise and can take 10 to 15 years or more. Throughout this entire process, potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, side-effects, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing as a pharmaceutical product. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, and most drug candidates that do advance into formal development never receive marketing approval. Because our investments are subject to considerable risks, we closely monitor the results of our discovery research, clinical trials and nonclinical studies, and frequently evaluate our drug development programs in light of new data and scientific, business and commercial insights, with the objective of balancing risk and potential. This process can result in relatively abrupt changes in focus and priority as new information becomes available and we gain additional understanding of our ongoing programs and potential new programs.

        If we complete a registration program for a drug candidate and believe the data support approval of the drug candidate, we generally would submit an NDA to the United States Food and Drug Administration, or FDA, requesting approval to market the drug candidate in the United States. We or our collaborators also generally would seek analogous approvals from comparable regulatory authorities in foreign jurisdictions. To obtain approval, we must, among other things, demonstrate with evidence gathered in nonclinical studies and well-controlled clinical trials that the drug candidate is safe and effective for the disease it is intended to treat and that the manufacturing facilities, processes and controls for the manufacture of the drug candidate are adequate. The FDA and foreign regulatory authorities have substantial discretion in deciding whether or not a drug candidate should be granted approval based on the benefits and risks of the drug candidate in the treatment of a particular disease, and could delay, limit or deny regulatory approval. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for the drug candidate involved will be harmed.

        We believe that by focusing on serious diseases and innovative drugs that have the potential to provide significant advantages over existing therapies, we can increase the likelihood that our drug candidates, if approved, will be commercially successful. We believe that INCIVEK has a commercially competitive profile and that a significant group of patients with genotype 1 HCV infection will be willing to seek treatment with an INCIVEK-based treatment regimen. VX-770, if approved, would be the first drug to treat the underlying cause of CF in any patient population. However, we cannot accurately predict the revenues that will be generated by INCIVEK or by VX-770, if it receives regulatory approvals, and we may need to adjust our business plan as we obtain additional information regarding our actual product revenues. Even drugs that achieve initial market acceptance may then be rendered obsolete or noncompetitive by the introduction of additional therapies, expiration of intellectual property protections or introduction of generic competition. Approved drugs continue to be subject, among other things, to numerous regulatory risks, post-approval safety monitoring and risks related to supply chain disruptions.

        We require a supply of INCIVEK for sale in North America and will require a supply of VX-770 for sale worldwide if we are successful in obtaining marketing approval for VX-770. We rely on an international network of third parties to manufacture and distribute our drug candidates for clinical trials, and we expect that we will continue to rely on third parties for the foreseeable future to meet our commercial supply needs for INCIVEK and any of our drug candidates that are approved for sale. Third-party contract manufacturers, including some in China, supply us with raw materials, and contract manufacturers in the European Union and the United States convert these raw materials into drug substance and convert the drug substance into final dosage form. Establishing and managing this global supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party relationships. Although we attempt to effectively manage the business relationships with companies in our supply chain, we do not have complete control over their activities. Also, because of the significant lead times required to manufacture our commercial supply of INCIVEK, we may have less flexibility to adjust our supply in response to increased demand than if we had shorter lead times.

        We had not marketed pharmaceutical products before we obtained approval for INCIVEK, and prior to 2010 we had a relatively small commercial organization. As a result, in the past many of the regulations related to the marketing of pharmaceutical products have had limited applicability to our business. As we expanded our commercial organization, we focused on implementing a comprehensive compliance program to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and by promoting a culture of compliance. Among other laws, regulations and standards, we are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims statutes. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from presenting for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. We expect to continue to devote substantial resources to maintain and administer these compliance programs.

Recent Developments

Cystic Fibrosis Foundation Therapeutics Incorporated

        In April 2011, we expanded our collaboration with Cystic Fibrosis Foundation Therapeutics Incorporated, or CFFT. Under the expanded collaboration, CFFT agreed to provide up to $75.0 million in financial support over approximately five years for development activities for VX-661, a corrector compound discovered under the collaboration, and additional research and development activities directed at discovering new corrector compounds. We retain the rights to develop and commercialize VX-770, VX-809, VX-661 and any other compounds discovered during the course of the research collaboration with CFFT. We will pay royalties to CFFT on the net sales of any approved drugs discovered in the collaboration.

Fan Pier Leases

        In May 2011, we entered into two leases, pursuant to which we agreed to lease approximately 1.1 million square feet of office and laboratory space in two buildings to be built at Fan Pier in Boston, Massachusetts. These leases will commence upon completion of the buildings, scheduled for late 2013, and will extend for 15 years from the commencement date. Pursuant to the leases, we will pay an average of approximately $72.5 million per year in aggregate rent, exclusive of operating expenses, for both buildings during the initial 15-year term of the leases.

Alios BioPharma, Inc.

        In June 2011, we entered into a license and collaboration agreement with Alios BioPharma, Inc., or Alios. Under the agreement, we agreed to collaborate with Alios on the research, development and commercialization of two nucleotide analogues discovered by Alios, ALS-2200 and ALS-2158, which act on the hepatitis C polymerase. Alios plans to initiate Phase 1 clinical trials of ALS-2200 and ALS-2158 in the fourth quarter of 2011. We are responsible for costs related to development and commercialization of the compounds, including manufacturing costs, and will provide research funding to Alios to conduct a program directed to the discovery of additional HCV nucleotide analogues. Under the terms of the collaboration agreement, we received exclusive worldwide rights to ALS-2200 and ALS-2158 and have the option to select additional compounds discovered in the research program. We paid Alios a $60.0 million up-front payment, and Alios is eligible to receive research and development milestone payments of up to $715.0 million if both compounds are approved and commercialized. Alios also is eligible to receive commercial milestone payments of up to $750.0 million, as well as tiered royalties, on net sales of any approved drugs.

Clinical Developments

Cystic Fibrosis Combination Clinical Trials

        In June 2011, we announced interim data from Part 1 of a Phase 2 clinical trial designed to evaluate multiple combination regimens of VX-770 and VX-809, which enrolled 62 patients with CF with the F508del mutation on both alleles. Part 1 of the clinical trial evaluated a 200 mg dose of VX-809, or placebo, alone for 14 days and then in combination with two doses of VX-770, or placebo, for 7 days.

        In Part 1 of this clinical trial no serious adverse events were reported, and the adverse event profile observed during the 14-day portion of the clinical trial in which VX-809 was dosed as monotherapy was similar to the profile observed during the subsequent 7-day portion in which VX-809 and VX-770 were dosed in combination. Safety is a primary endpoint of the clinical trial, and we believe the interim safety data support further clinical evaluations of combination regimens involving a cystic fibrosis transmembrane conductance regulator, or CFTR, potentiator and a CFTR corrector.

        Another primary endpoint of this clinical trial is the effect on CFTR function as measured by sweat chloride levels during the combination-dosing portion of the clinical trial. Elevated sweat chloride levels—high levels of salt in sweat—occur in CF patients and result directly from defective CFTR activity in epithelial cells in the sweat ducts. Patients with CF typically have elevated sweat chloride levels that are in excess of 60 mmol/L, compared to normal values of less than 40 mmol/L. In Part 1 of this clinical trial, the mean baseline sweat chloride level across the three arms was approximately 100 mmol/L. In the first 14 days, patients receiving VX-809 had a mean decrease in sweat chloride from baseline of -4.21 mmol/L (p=0.008), while patients receiving placebo had a decrease in sweat chloride levels from baseline of -2.86 mmol/L (p=0.179). During the seven-day period in which patients received a combination of VX-809 and VX-770, (i) patients in the treatment arm receiving the higher dose of VX-770 (250 mg) had a -9.10 mmol/L (p<0.001) decrease in sweat chloride levels compared to the values at the end of the 14-day period in which the patients received VX-809 alone and (ii) patients in the treatment arm receiving the lower dose of VX-770 (150 mg) had a -2.24 mmol/L (p<0.163) decrease in sweat chloride levels compared to the values at the end of the 14-day period in which the patients received VX-809 alone.

        We intend to initiate Part 2 of this Phase 2 clinical trial in the fourth quarter of 2011. In Part 2, we expect to evaluate longer periods of combination dosing of multiple doses of VX-770 and VX-809, including higher doses of VX-809. In addition, we plan to initiate a Phase 2a clinical trial of VX-770 and VX-661 by the end of 2011 that will evaluate patients with the F508del mutation on both alleles.

VX-222

        In July 2011, we provided interim results from an ongoing Phase 2a clinical trial in patients with genotype 1 HCV designed to evaluate response-guided combination treatment regimens of telaprevir and VX-222. The primary endpoint of this trial is safety and tolerability, and secondary endpoints are on-treatment antiviral activity and the proportion of people in each treatment arm who achieve a sustained viral response.

        The interim analysis included an analysis of end-of-treatment and post-treatment antiviral activity data from the two four-drug treatment arms consisting of telaprevir, VX-222, pegylated-interferon, or peg-IFN, and ribavirin, or RBV. In the treatment arm in which patients received the higher dose of VX-222, 15 of 30 patients, or 50%, had undetectable HCV RNA levels at both week 2 and week 8 and were eligible to stop all treatment after 12 weeks, and one of these patients relapsed during the twelve weeks following treatment. Of the 15 patients in this arm who were not eligible to stop all treatment after 12 weeks, 13 completed 24 weeks of treatment. In the treatment arm in which patients received the lower dose of VX-222, 11 of 29 patients, or 38%, had undetectable RNA levels at both week 2 and week 8 and were eligible to stop all treatment after 12 weeks, and two of these patients relapsed during the twelve weeks following treatment. Of the 18 patients in this arm who were not eligible to stop all treatment after 12 weeks, 14 completed 24 weeks of treatment. The following table summarizes the interim antiviral activity data from the two four-drug treatment arms of this clinical trial:

		Patients with undetectable HCV RNA levels 12 weeks after end-of-treatment		Patients with undetectable HCV RNA levels 24 weeks after beginning treatment
			Patients with undetectable HCV RNA levels at end of treatment
		(Patients who were eligible for and completed 12 total weeks of treatment)		(All patients, including patients who discontinued treatment)
Treatment Arm	Total Number of Patients		(Patients who were ineligible for 12 weeks of treatment and completed 24 total weeks of treatment)
VX-222 (400 mg), telaprevir, peg-IFN and RBV	30	93% (14/15)	100% (13/13)	90% (27/30)
VX-222 (100 mg), telaprevir, peg-IFN and RBV	29	82% (9/11)	93% (13/14)	83% (24/29)

        Two patients in the treatment arm receiving the higher dose of VX-222 discontinued treatment before week 12 and did not have undetectable HCV RNA levels 12 weeks after end-of-treatment. Four people in the VX-222 (100 mg) treatment arm discontinued treatment before week 12 and two of these patients had undetectable HCV RNA levels 12 weeks after end-of-treatment. We did not have end-of-treatment data for one of the patients in the treatment arm receiving the lower dose of VX-222 who received 24 total weeks of treatment, and that patient is reflected as having detectable HCV RNA levels in the third and fourth column of the above table.

        The most frequent adverse events observed in the four-drug treatment arms were fatigue, nausea, diarrhea, anemia, pruritis (itchiness) and rash. The majority of events were mild or moderate. Mild diarrhea occurred more frequently in the treatment arm in which patients received the higher dose of VX-222. Six patients discontinued treatment due to adverse events; three from each treatment arm. Two patients from each treatment arm discontinued treatment before week 12 and one patient in each treatment arm discontinued treatment between weeks 12 and 24 while they were receiving peg-IFN and RBV alone.

        Additional treatment arms in the clinical trial are evaluating an all-oral, three-drug regimen consisting of VX-222, telaprevir and RBV, and we expect these treatment arms to complete enrollment in the third quarter of 2011. We are evaluating patients with genotype 1a HCV infection in one of these treatment arms, and patients with genotype 1b HCV infection in the second treatment arm.

VX-770

        In addition to our plan to file applications for regulatory approval of VX-770 in the United States and European Union in October 2011, we plan to subsequently seek approval in certain other countries including Canada. These submissions will seek approval for VX-770 as a treatment for patients six years of age and older who have the G551D mutation on at least one allele.

        In the first half of 2012, we are planning to initiate a clinical trial of a pediatric formulation of VX-770 that will enroll children younger than six years of age who have the G551D mutation on at least one allele. We also are planning to initiate two clinical trials of VX-770 that will enroll patients who have other CFTR mutations where, based on in vitro data, we believe VX-770 may help improve the function of the CFTR protein on the cell surface.

VX-787

        VX-787 is our first drug candidate intended for the treatment of influenza. VX-787 aims to treat influenza in a way that is distinct from neuraminidase inhibitors, which are the current standard of care for the treatment of influenza. We have completed our pre-Investigational New Drug meeting with the FDA and intend to begin Phase 1 development of VX-787 in September 2011. If the clinical trials in healthy volunteers are successful, we could begin evaluating VX-787 in patients with influenza in the first half of 2012.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the six months ended June 30, 2011, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2010 except:

Product Revenues, Net

        In the second quarter of 2011, we began generating revenues in the United States from sales of INCIVEK. We sell INCIVEK principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers, collectively our distributors, who subsequently resell INCIVEK to patients and healthcare providers. Separately, we have arrangements with numerous third-party payors that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts.

        We recognize net product revenues from sales of INCIVEK upon delivery to our distributors as long as:

  •
  there is persuasive evidence that an arrangement exists between us and our distributor;

  •
  collectibility is reasonably assured; and

  •
  the price is fixed or determinable.

        We have written contracts with our distributors and delivery occurs when a distributor receives INCIVEK (freight on board destination). We evaluate the creditworthiness of each of our distributors and have determined that all of our material distributors are creditworthy. In order to conclude that the price is fixed or determinable, we must be able to calculate our gross product revenues from our distributors and reasonably estimate our net product revenues. Our gross product revenues are based on the fixed wholesale acquisition cost for INCIVEK that we charge our distributors. We estimate our net product revenues by deducting from our gross product revenues (i) trade allowances, such as invoice discounts for prompt payment and distributor fees, (ii) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (iii) reserves for expected product returns and (iv) estimated costs of incentives offered to certain indirect customers including patients. These estimates, and in particular the estimates for rebates, chargebacks and discounts and expected product returns, require us to make significant judgments that materially affect our recognition of net product revenues on sales of INCIVEK.

        The value of the rebates, chargebacks and discounts provided to third-party payors per course of treatment vary significantly and are based on government-mandated discounts and our arrangements with other third-party payors. Typically, government-mandated discounts are significantly larger than discounts provided to other third-party payors. In order to estimate our total rebates, chargebacks and discounts, we estimate the percentage of prescriptions that will be covered by each third-party payor, which is referred to as the payor mix. In order to estimate the payor mix for INCIVEK in the second quarter of 2011, we used both (i) information obtained from our distributors and third parties regarding the payor mix for INCIVEK that has been prescribed since we began marketing INCIVEK in May 2011 and (ii) historical industry information regarding the payor mix for peg-IFN and RBV. Based on this information, we have estimated that approximately 30% of the initial patients receiving INCIVEK will be covered by a third-party payor entitled to a government-mandated discount. We will track available information regarding changes, if any, to the payor mix for INCIVEK, to our contractual terms with third-party payors and to applicable governmental programs and regulations. If necessary, we will adjust our estimated rebates, chargebacks and discounts based on new information, including information regarding actual rebates, chargebacks and discounts for INCIVEK, as it becomes available. If we increased our estimate of the percentage of patients receiving INCIVEK covered by third-party payors entitled to government-mandated discounts by five percentage points, our net product revenues would decrease by less than 1% for the three months ended June 30, 2011.

        Our distributors have the right to return unopened unprescibed INCIVEK beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for INCIVEK is two years after it has been converted into tablet form, which is the last step in the manufacturing process for INCIVEK and generally occurs within a few months before INCIVEK is delivered to distributors. As of June 30, 2011, we have not received any product returns. As of mid-July 2011, we believe that a high percentage of the INCIVEK sold to our distributors in the second quarter of 2011 has been prescribed to patients. In the second quarter of 2011, based on our specialty distribution model with sales to a limited number of distributors, data provided to us by our distributors, including weekly reporting of distributor sales and inventory levels, and by other third parties, historical industry information regarding return rates for similar specialty pharmaceutical products, the estimated remaining shelf life of INCIVEK previously shipped and currently being shipped, and contractual agreements with our distributors intended to limit the amount of inventory they maintain, we have estimated that product returns for INCIVEK sold to distributors in the second quarter of 2011 will be less than 1%. We will track actual returns by individual production lots and will continue to monitor inventory levels. If necessary, we will adjust our estimated product returns based on new information as it becomes available.

Variable Interest Entity and Collaborative Arrangements—Alios BioPharma, Inc.

        In June 2011, we entered into an agreement with Alios pursuant to which we agreed to collaborate on the research, development and commercialization of ALS-2200 and ALS-2158, two HCV nucleotide analogues discovered by Alios. We are responsible for all expenses related to the development and commercialization of the Alios compounds incurred after the effective date of the agreement, including manufacturing costs for the supply of ALS-2200 and ALS-2158 after the effective date, and will provide research funding to Alios. We paid Alios a $60.0 million up-front payment, and Alios is eligible to receive research and development milestone payments, commercial milestone payments and tiered royalties on net sales of any approved drugs licensed by us under the collaboration agreement. Our interests in Alios are limited to those accorded to us pursuant to our collaboration agreement with Alios, and we have no equity interest, or right to acquire any equity interest, in Alios. In addition to Alios' activities related to HCV nucleotide analogues, Alios is engaged in separate programs directed at developing novel drugs.

        Our collaboration with Alios requires us to apply accounting policies that involve significant judgments and that have a material effect on our condensed consolidated financial statements. Under applicable accounting guidance, as a result of the relationship established through the collaboration agreement, Alios is deemed to be a variable interest entity, or VIE. Because we acquired an exclusive license to certain intellectual property belonging to the VIE, and based on the significance of the two licensed compounds to Alios taken as a whole, the collaboration is treated for accounting purposes as if we have acquired an interest in the entire VIE. In the Alios collaboration, where (a) through the joint steering committee, we have the power to direct the development and commercialization of the two licensed compounds, which are the activities that most significantly impact the economic performance of Alios, (b) we are required to fund research and development activities related to the licensed assets and (c) we are entitled to receive a majority of the potential revenues from sales of drugs developed pursuant to the collaboration, we are deemed under accounting guidance to be the primary beneficiary of a VIE that is a business, and as a consequence, are required to consolidate the VIE's financial statements into our financial statements.

        We believe that the following effects of the consolidation on our condensed consolidated financial statements are the most significant:

  •
  We reflect all of Alios' cash and cash equivalents as restricted cash and cash equivalents (Alios) when we consolidate Alios' balance sheet. We do not have any rights to Alios' cash or cash equivalents; these resources are not available to fund research and development programs pursuant to the collaboration and these amounts do not provide us with any additional liquidity. As a result of the $60.0 million up-front payment that we made to Alios in June 2011, Alios had significant liquid assets as of June 30, 2011. Alios has control over the restricted cash and cash equivalents (Alios), including the ability to distribute the restricted cash and cash equivalents to Alios' equityholders, and as a result this asset, although carried on our balance sheet, is not included in the discussion of our liquidity and should be disregarded when evaluating our financial condition.

  •
  We recorded $250.6 million of intangible assets based on our preliminary estimate of the fair value of Alios' in-process research and development assets as of the transaction date. We determined the preliminary fair value of these in-process research and development assets using probability-weighted present-value models and made significant estimates regarding: the probability of obtaining regulatory approval of an HCV nucleotide analogue; the timing and expected costs of clinical trials and other development activities; future potential cash flows from sales of drugs and the appropriate discount rates. If we are successful in developing one or more HCV nucleotide analogues, we will amortize the carrying value of the intangible asset as part of cost of product revenues. We will test these in-process research and development assets for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. If these in-process research and development assets become impaired, we could record significant charges in the period in which the impairment occurs.

  •
  In each period, we will consolidate all of Alios' expenses and revenues, if any, into our condensed consolidated statements of operations, eliminating all intercompany balances and transactions. As of June 2011, Alios had approximately 30 employees and is responsible, subject to our oversight, for most of the research and development activities that will occur in the early phase of the collaboration. In the second quarter of 2011, Alios' operating expenses were immaterial to our condensed consolidated statements of operations. In future periods, if Alios increases its headcount and/or expands its activities related to its other programs, its operating expenses could increase substantially. To the extent that Alios pursues other programs, we expect that expenses of Alios related to those activities would be reflected in our research and development expenses and our sales, general and administrative expenses as a result of the financial statement consolidation. We would not be entitled to any benefits from those activities.

  •
  In each period, we will record a net loss (gain) attributable to the Alios noncontrolling interest. This net loss (gain) reflects Alios' net (loss) gain for the period as adjusted for gains and losses in the fair value of the contingent milestone and royalty payments payable by us to Alios. Determining the fair value of the contingent milestone and royalty payments payable by us to Alios requires us to make significant estimates regarding the probability and potential timing of achieving each of the milestones pursuant to the agreement; future potential net sales of HCV nucleotide analogues licensed from Alios and appropriate discount rates. In future periods, we expect that the net loss (gain) attributed to noncontrolling interest (Alios) could be significantly adjusted on account of changes in the fair value of the contingent milestone and royalty payments. For example, if we successfully advance one or more of Alios' HCV nucleotide analogues into later-stage clinical development, the fair value of the contingent milestone and royalty payments could increase significantly due to increases in the likelihood of achieving milestones and obtaining regulatory approvals, together with decreases in the time period over which we are discounting potential milestone and royalty payments. Increases in the fair value of the contingent milestone and royalty payments could result in significant net gains attributable to the noncontrolling interest (Alios) on our condensed consolidated statements of operations.

Results of Operations—Three and Six Months Ended June 30, 2011 Compared with Three and Six Months Ended June 30, 2010

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2011	2010			2011	2010
	(in thousands)			(in thousands)
Revenues	$114,424	$31,622	$82,802	262%	$188,086	$54,051	$134,035	248%
Operating costs and expenses	280,314	201,195	79,119	39%	513,875	383,906	129,969	34%
Non-operating expenses	8,980	30,433	(21,453)	(70)%	25,177	35,422	(10,245)	(29)%
Net loss attributable to Vertex	$174,069	$200,006	$(25,937)	(13)%	$350,165	$365,277	$(15,112)	(4)%

Net Loss Attributable to Vertex

        Our net losses (excluding those attributable to the Alios noncontrolling interests) in the second quarter and first half of 2011 decreased as compared to our net losses in the second quarter and first half of 2010, due to significant increases in our revenues and decreases in our non-operating expenses, partially offset by significant increases in our operating costs and expenses. Our increased revenues were the result of INCIVEK net product revenues recognized in the second quarter of 2011 and $50.0 million in milestone revenues from Janssen recognized in the first quarter of 2011, for which there were no comparable revenues in the first half of 2010. The significant increases in our operating costs and expenses in the second quarter and first half of 2011 as compared to the second quarter and first half of 2010 were primarily the result of the expansion of our commercial organization and costs related to initiating sales of INCIVEK in the United States.

Net Loss Attributable to Vertex per Common Share

        Our net loss attributable to Vertex for the three months ended June 30, 2011 was $0.85 per basic and diluted common share compared to $1.00 for the three months ended June 30, 2010. Our net loss attributable to Vertex for the six months ended June 30, 2011 was $1.72 per basic and diluted common share compared to $1.83 for the six months ended June 30, 2010. These decreases in net loss attributable to Vertex per common share for the three and six months ended June 30, 2011 compared to the comparable periods in 2010 were the result of the decreases in our net loss together with small increases in the basic and diluted weighted-average number of common shares outstanding.

Stock-based Compensation and Certain Other Expenses

        The comparisons of our costs and expenses during the three and six months ended June 30, 2011 and 2010 reflects changes in our levels of stock-based compensation expense and expense related to our September 2009 financial transactions. Our stock-based compensation expense has increased due to the expansion of our workforce and increased expenses related to equity awards that include performance-based accelerated vesting provisions. The stock-based compensation expense related to the equity awards with performance-based accelerators increased as we progressed INCIVEK through the final stages of development in 2010, obtained approval for INCIVEK in the second quarter of 2011 and received positive results from our VX-770 registration program in the first half of 2011. Non-cash expenses related to our September 2009 financial transactions were significantly lower in the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010.

        Our costs and expenses in the three and six months ended June 30, 2011 and 2010 included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Stock-based compensation expense	$31,879	$24,449	$59,758	$43,782
Restructuring expense	741	2,112	1,501	2,892
September 2009 financial transaction expenses	5,083	30,936	18,615	36,008

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2011	2010			2011	2010
	(in thousands)				(in thousands)
Product revenues, net	$74,535	$—	$74,535	n/a	$74,535	$—	$74,535	n/a
Royalty revenues	10,010	7,262	2,748	38%	16,071	13,669	2,402	18%
Collaborative revenues	29,879	24,360	5,519	23%	97,480	40,382	57,098	141%

Total revenues	$114,424	$31,622	$82,802	262%	$188,086	$54,051	$134,035	248%

        In the second quarter of 2011, we began recognizing net product revenues from sales in the United States of INCIVEK, which was approved by the FDA on May 23, 2011. Prior to the second quarter of 2011, our total revenues consisted primarily of collaborative revenues, which have fluctuated significantly on a quarterly basis. This variability has been due to, among other things: the timing of recognition of up-front payments and significant milestone revenues, the variable level of net reimbursement we have received for the telaprevir development program from Janssen, and revenues from services we provided to our telaprevir collaborators through our third-party manufacturing network.

  Product Revenues, Net

        We began recognizing net product revenues on sales of INCIVEK in the United States in the second quarter of 2011. Our net product revenues in the second quarter of 2011 were $74.5 million, representing INCIVEK that was delivered to our distributors between May 23, 2011 and June 30, 2011. We expect these revenues on a quarterly basis to increase during the remainder of 2011 as compared to the second quarter of 2011.

  Royalty Revenues

        Janssen has agreed to pay us royalties on sales of telaprevir in Janssen's territories, including sales pursuant to early access programs that are authorized by certain European countries. In the second quarter of 2011, our royalty revenues reflect $2.5 million of royalty revenues due to sales of INCIVO by Janssen to the French government pursuant to an early access program. Janssen has obtained a positive opinion from the EMA recommending approval of INCIVO and expects a response from the European Commission in the third quarter of 2011. We expect that our royalty revenues related to INCIVO will increase significantly once Janssen obtains marketing approval and begins marketing INCIVO in the European Union.

        The rest of our royalty revenues in the second quarter of 2011 and all of our royalty revenues in periods prior to the second quarter of 2011 relate to sales by GlaxoSmithKline plc of HIV protease inhibitors that were discovered and developed pursuant to our collaboration with GlaxoSmithKline. In 2008, we sold our right to receive future royalties from GlaxoSmithKline with respect to these HIV protease inhibitors, excluding the portion allocated to pay a subroyalty on these net sales to a third party, in return for a one-time cash payment. We deferred the recognition of revenues from this sale and are recognizing these deferred revenues over the term of our agreement with GlaxoSmithKline under the units-of-revenue method. We recognize additional royalty revenues equal to the amount of a third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

  Collaborative Revenues

        The table presented below is a summary of revenues from our collaborative arrangements for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Janssen	$9,058	$11,882	$65,174	$18,346
Mitsubishi Tanabe	14,873	12,036	26,358	21,594
CFFT	5,948	—	5,948	—
Other	—	442	—	442

Total collaborative revenues	$29,879	$24,360	$97,480	$40,382

        We recognized $50.0 million in milestone revenues under our collaboration agreement with Janssen in the first half of 2011 related to the acceptance of the filing of the MAA for INCIVO. The $50.0 million milestone payment was applied to the redemption of $50.0 million of 2012 Notes, as required pursuant to the terms of the 2012 Notes. In the second half of 2011, we believe we will achieve one or more of the additional $200.0 million in potential Janssen milestone payments related to the approval and launch of INCIVO in the European Union. We are obligated to apply the proceeds from the next $105.0 million of these milestone payments toward the redemption of the remaining $105.0 million of 2012 Notes. The final $95.0 million in milestone payments related to the potential launch of INCIVO in the European Union are to be paid by Janssen directly to the purchaser of these milestone payments.

        In each of the three and six months ended June 30, 2011 and 2010, we recognized $9.6 million and $19.1 million of deferred revenues from Mitsubishi Tanabe related to a one-time payment of $105.0 million that we received in 2009. We expect to continue recognizing $9.6 million of deferred revenues each quarter from the one-time payment of $105.0 million through the first quarter of 2012.

        In the second quarter of 2011, we began recognizing collaborative revenues pursuant to the April 2011 amendment to our collaboration agreement with CFFT.

Costs and Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2011	2010			2011	2010
	(in thousands)			(in thousands)
Cost of product revenues	$5,404	$—	$5,404	n/a	$5,404	$—	$5,404	n/a
Research and development expenses	173,604	155,082	18,522	12%	332,216	298,094	34,122	11%
Sales, general and administrative expenses	96,663	40,915	55,748	136%	168,186	76,467	91,719	120%
Royalty expenses	3,902	3,086	816	26%	6,568	6,453	115	2%
Restructuring expense	741	2,112	(1,371)	(65)%	1,501	2,892	(1,391)	(48%)

Total costs and expenses	$280,314	$201,195	$79,119	39%	$513,875	$383,906	$129,969	34%

        Our operating costs and expenses primarily relate to our research and development expenses and our sales, general and administrative expenses. Our research and development expenses have been increasing due to the expanding scope of activities related to the development of and regulatory submissions for our clinical drug candidates. Our sales, general and administrative expenses have increased substantially as we increased our headcount, expanded our capabilities in preparation for the commercial launch of INCIVEK and began incurring marketing expenses.

  Cost of Product Revenues

        Our cost of product revenues consists of the costs of producing INCIVEK inventories that correspond to product revenues for the reporting period plus the third-party royalties payable on net sales of INCIVEK. We began capitalizing INCIVEK inventory on January 1, 2011. As a result, we expensed most of the manufacturing costs of INCIVEK sold in the second quarter of 2011 as research and development expenses in periods prior to January 1, 2011. We expect our cost of product revenues to increase as a percentage of net sales in future periods.

  Research and Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2011	2010			2011	2010
	(in thousands)			(in thousands)
Research expenses	$51,733	$45,776	$5,957	13%	$103,104	$91,730	$11,374	12%
Development expenses	121,871	109,306	12,565	11%	229,112	206,364	22,748	11%

Total research and development expenses	$173,604	$155,082	$18,522	12%	$332,216	$298,094	$34,122	11%

        Our research and development expenses include internal and external costs incurred for our drug candidates, including VX-770. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and infrastructure costs, to individual drug candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are significantly greater than our external costs, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we do allocate by individual drug development program. All research and development costs for our drug candidates are expensed as incurred.

        To date, we have incurred in excess of $4.3 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.

        Over the last several years costs related to INCIVEK have represented the largest portion of the development costs for our clinical drug candidates. We have obtained approval for INCIVEK, but expect to continue to incur telaprevir development costs related to the conduct of additional clinical trials to support potential supplemental applications. We are planning to submit an NDA and an MAA for VX-770 in October 2011 and could begin receiving product revenues from VX-770, if approved, in 2012. Our other drug candidates are less advanced and, as a result, any estimates regarding development and regulatory timelines for these drug candidates are highly subjective and subject to change. We cannot make a meaningful estimate when, if ever, these drug candidates, including the drug candidates we acquired in our ViroChem acquisition and those we in-licensed from Alios, will generate revenues and cash flows.

  Research Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2011	2010			2011	2010
	(in thousands)			(in thousands)
Research Expenses:
Salary and benefits	$17,798	$16,129	$1,669	10%	$35,750	$32,614	$3,136	10%
Stock-based compensation expense	6,634	6,277	357	6%	12,889	11,925	964	8%
Laboratory supplies and other direct expenses	8,258	7,460	798	11%	16,047	15,160	887	6%
Contractual services	2,730	1,321	1,409	107%	5,744	4,259	1,485	35%
Infrastructure costs	16,313	14,589	1,724	12%	32,674	27,772	4,902	18%

Total research expenses	$51,733	$45,776	$5,957	13%	$103,104	$91,730	$11,374	12%

        We have maintained a substantial investment in research activities with changes in various categories of expense resulting in increases of 13% and 12% in research expenses in the three and six months ended June 30, 2011, respectively, as compared to the comparable periods in 2010. We expect to continue to invest in our research programs in an effort to identify additional drug candidates.

  Development Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2011	2010			2011	2010
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$31,504	$25,208	$6,296	25%	$61,288	$50,195	$11,093	22%
Stock-based compensation expense	13,819	11,458	2,361	21%	26,113	20,130	5,983	30%
Laboratory supplies and other direct expenses	8,391	8,214	177	2%	15,740	14,447	1,293	9%
Contractual services	35,316	24,677	10,639	43%	63,807	46,898	16,909	36%
Commercial supply costs	9,680	18,549	(8,869)	(48)%	15,394	35,024	(19,630)	(56)%
Infrastructure costs	23,161	21,200	1,961	9%	46,770	39,670	7,100	18%

Total development expenses	$121,871	$109,306	$12,565	11%	$229,112	$206,364	$22,748	11%

        In the first half of 2010, our commercial supply costs included both costs of raw materials and work in process that we were producing for the commercial launch of INCIVEK and costs of manufacturing services that we provided our collaborators through our third-party manufacturing network. On January 1, 2011, we began to capitalize our INCIVEK inventory, which resulted in decreases of $8.9 million and $19.6 million, respectively, in the commercial supply costs in the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010.

        Our development expenses, excluding our commercial supply costs, increased by $21.4 million, or 24%, in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, and by $42.4 million, or 25%, in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. These increases were primarily due to increased workforce expenses and contractual services expenses. The increased workforce expenses were largely attributable to hiring additional employees in our medical affairs and safety groups in preparation for the commercial launch of INCIVEK.

  Sales, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/ (Decrease) $	Increase/ (Decrease) %			Increase/ (Decrease) $	Increase/ (Decrease) %
	2011	2010			2011	2010
	(in thousands)			(in thousands)
Sales, general and administrative expenses	$96,663	$40,915	55,748	136%	$168,186	$76,467	$91,719	120%

        Sales, general and administrative expenses increased substantially in the three and six months ended June 30, 2011 as compared to the comparable periods in 2010, primarily as a result of substantial increases in expenses incurred by our commercial organization, which are classified as sales expenses. The sales expenses increased from $14.4 million in the second quarter of 2010 to $62.4 million in the second quarter of 2011 and from $24.8 million in the first half of 2010 to $103.4 million in the first half of 2011. These sales expenses include salary and benefits for our sales force and managed market organization, the majority of whom were hired in the second half of 2010, and market research and other third-party expenses incurred in connection with the launch of INCIVEK. We expect that these sales expenses will continue to increase during the remainder of 2011.

  Royalty Expenses

        Royalty expenses increased by $0.8 million, or 26%, in the second quarter of 2011 as compared to the second quarter of 2010, and increased by $0.1 million or 2%, in the first half of 2011 as compared to the first half of 2010. Royalty expenses primarily relate to a subroyalty payable to a third party on net sales of the HIV protease inhibitors that were discovered and developed under our collaboration with GlaxoSmithKline plc. The subroyalty expense offsets a corresponding amount of royalty revenues. We expect to continue to recognize this subroyalty as an expense in future periods.

  Restructuring Expense

        As of June 30, 2011, our lease restructuring liability was $28.2 million. Our restructuring expense was $0.7 million in the second quarter of 2011 compared to the $2.1 million in the second quarter of 2010. Our restructuring expense was $1.5 million in the first half of 2011 compared to the $2.9 million in the first half of 2010. During the second half of 2011, we expect to make additional cash payments of $7.4 million against the accrued expense and to receive $4.7 million in sublease rental payments.

Non-operating Items

  Interest Income

        Interest income decreased by $0.3 million to $0.2 million for the three months ended June 30, 2011 from $0.5 million for the three months ended June 30, 2010. Interest income increased by $0.7 million to $1.6 million for the six months ended June 30, 2011 from $0.9 million for the six months ended June 30, 2010. Our cash, cash equivalents and marketable securities yielded less than 1% on an annual basis in the second quarter of 2011.

  Interest Expense

        Interest expense increased by $3.3 million, or 89%, to $7.0 million in the second quarter of 2011 from $3.7 million in the second quarter of 2010. Interest expense increased by $11.3 million, or 148%, to $19.0 million in the first half of 2011 from $7.6 million in the first half of 2010. These increases were primarily the result of the 3.35% convertible senior subordinated notes due 2015, or 2015 Notes, we issued in September 2010. In the second half of 2011, we expect to incur approximately $6.7 million in interest expense related to the 2015 Notes and that we will continue to incur imputed interest expense related to our 2012 Notes.

  Change in Fair Value of Derivative Instruments

        In the second quarter of 2011 and 2010, we recorded charges of $2.2 million and $27.2 million, respectively, in connection with the embedded and free-standing derivatives associated with our September 2009 financial transactions. In the first half of 2011 and 2010, we recorded charges of $7.8 million and $28.7 million, respectively, in connection with the embedded and free-standing derivatives associated with our September 2009 financial transactions. If Janssen obtains approval for and launches INCIVO in the European Union, we expect that we will incur $18.2 million in additional non-cash charges related to the September 2009 financial transactions. We expect a portion of these charges to be reflected as a change in the fair value of derivative instruments and a portion of these charges to be reflected as interest expense.

  Noncontrolling Interest (Alios)

        The net loss (gain) attributable to noncontrolling interest (Alios) recorded on our condensed consolidated statements of operations reflects Alios' net (loss) income for the reporting period, excluding revenues related to the up-front payment we made to Alios and adjusted for any changes during the reporting period in the fair value of the contingent milestone and royalty payments potentially payable by us to Alios. A summary of net loss attributable to noncontrolling interest (Alios) for the second quarter of 2011 is as follows:

Three Months Ended June 30, 2011
(in thousands)
Loss of noncontrolling interest (Alios) before provision for income taxes	$(801)
Income tax provision (Alios)	(24,448)
Change in fair value of contingent milestone and royalty payments	—

Net loss attributable to noncontrolling interest (Alios)	$(25,249)

        We reduced our net loss by this $25.2 million net loss attributable to noncontrolling interest (Alios) in order to determine the net loss attributable to Vertex. For the three and six months ended June 30, 2011, the $25.2 million net loss represents expenses incurred by Alios between June 13, 2011 and June 30, 2011 that are not reimbursed by us pursuant to our collaboration agreement with Alios and an income tax provision (Alios). In future periods, the net loss (gain) attributable to noncontrolling interest (Alios) could have a material effect on the net loss attributable to Vertex, particularly if there is a significant change in the fair value of the contingent milestone and royalty payments payable by us to Alios.

Liquidity and Capital Resources

        At June 30, 2011, we had cash, cash equivalents and marketable securities, excluding Alios' cash and cash equivalents, of $593.5 million, which was a decrease of $437.9 million from $1.0 billion at December 31, 2010. This decrease was the result of cash expenditures we made in the first half of 2011 related to, among other things, research and development expenses, sales, general and administrative expenses, the $60.0 million up-front payment we made to Alios and capital expenditures for property and equipment of $15.3 million. These cash expenditures were partially offset by $88.7 million in cash received from issuances of common stock from employee benefit plans in the first half of 2011. We expect to begin receiving cash flows from INCIVEK in the third quarter of 2011.

        We believe that our current cash, cash equivalents and marketable securities, together with our expected cash flows from telaprevir, will be sufficient to fund our operations for at least the next twelve months. If we meet our expectations for sales of INCIVEK, we believe we will begin generating earnings as a cash flow positive company during 2012. If our cash flows from telaprevir, together with cash flows from VX-770, if approved, are not sufficient, we may be required to seek additional capital, significantly curtail or discontinue one or more of our research or development programs, including clinical trials, which could involve significant cash exit costs, or attempt to obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain of our drug candidates.

Sources of Liquidity

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

        Beginning in the third quarter of 2011, we plan to rely on cash flows from product sales as our primary source of liquidity. As of June 30, 2011, we had $79.0 million in accounts receivable, net related to sales of INCIVEK in the United States. Because our contracts with our distributors provide for customary prompt payment discounts, we expect that in the third quarter of 2011 our distributors will pay the accounts receivable that were outstanding on June 30, 2011 and we will receive additional payments for a portion of the INCIVEK that is sold to our distributors in the third quarter of 2011. We are seeking approval to market INCIVEK in Canada and plan to submit applications for regulatory approval of VX-770 in the United States and the European Union in October 2011, which could begin providing additional cash flows over the next twelve months. In addition to cash flows from product sales, we expect to begin receiving cash flows from royalties payable by Janssen on INCIVO beginning in early 2012.

        We may seek to borrow funds to finance our working capital needs if such financing is available to us. Our existing $100.0 million credit facility is initially unsecured, but is subject to a number of affirmative and negative covenants, including a liquidity covenant that requires us to maintain cash, cash equivalents and marketable securities of more than $400.0 million in domestic accounts. If we breach any of these covenants and it results in an event of default, upon the event of default the lender would obtain a security interest in cash, cash equivalents and marketable securities having a margined value of $100.0 million, which would be transferred to an account controlled by the lender. The credit agreement terminates on July 6, 2012.

Future Capital Requirements

        We are incurring substantial expenses to commercialize INCIVEK, while at the same time continuing diversified research and development efforts for our drug candidates and expanding our organization. Our operating expenses have increased in recent periods as we expanded our organization and launched commercial sales of INCIVEK, with our total operating expenses excluding stock-based compensation expense equaling $248.4 million in the second quarter of 2011 as compared to $176.7 million in the second quarter of 2010. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the timing and amounts of revenues generated by telaprevir, the timing of regulatory approvals for VX-770, the number, breadth, cost and prospects of our discovery and development programs, and our decisions regarding manufacturing and commercial investments.

        In addition to funding our operating expenses, we have entered into the following transactions that affect our liquidity:

  •
  We had $105.0 million in 2012 Notes outstanding on June 30, 2011, which was a decrease of $50.0 million from $155.0 million on December 31, 2010. The 2012 Notes mature on October 31, 2012, but, pursuant to mandatory redemption provisions set forth in the 2012 Notes, we expect to redeem these 2012 Notes prior to maturity with the proceeds of milestone payments from Janssen. In September 2009, we also sold our rights to receive an additional $95.0 million of potential future milestone payments that we expect to receive from Janssen for the launch of INCIVO in the European Union. As a result of these transactions, the $200.0 million of remaining potential milestone payments from Janssen related to the approval and launch of INCIVO in the European Union, if and when earned, will not provide us with liquidity except to the extent that they fund the redemption of the remaining $105.0 million of our 2012 Notes.

  •
  At June 30, 2011, we had outstanding $400.0 million in aggregate principal amount of 2015 Notes. The 2015 Notes bear interest at the rate of 3.35% per annum, and we are required to make semi-annual interest payments on the outstanding principal balance of the 2015 Notes on April 1 and October 1 of each year. The 2015 Notes will mature on October 1, 2015. The 2015 Notes are convertible, at the option of the holder, into our common stock at a price equal to approximately $48.83 per share, subject to adjustment.

Financing Strategy

        Although we do not have any plans to do so in the near term, we may raise additional capital through public offerings or private placements of our securities, securing new collaborative agreements or other methods of financing. Any such capital transactions may or may not be similar to transactions in which we have engaged in the past. As part of our strategy for managing our capital structure, we have from time to time adjusted the amount and maturity of our debt obligations through new issues, privately negotiated transactions and market purchases, depending on market conditions and our perceived needs at the time. We expect to continue pursuing a general financial strategy that may lead us to undertake one or more additional transactions with respect to our outstanding debt obligations, and the amounts involved in any such transactions, individually or in the aggregate, may be material. Any such transaction related to our outstanding debt obligations may or may not be similar to transactions in which we have engaged in the past. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.

Contractual Commitments and Obligations

        Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission, or SEC, on February 17, 2011. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K, as updated by the Form 10-Q for the quarter ended March 31, 2011, which was filed with the SEC on May 6, 2011, except:

  •
  In the second quarter of 2011, we agreed to lease approximately 1.1 million square feet of office and laboratory space in two buildings to be built in Boston, Massachusetts. These leases will commence upon completion of the buildings, scheduled for late 2013, and will extend for 15 years from the lease commencement date. Pursuant to the leases, we will pay an average of approximately $72.5 million per year in aggregate rent, exclusive of operating expenses, for both buildings during the initial 15-year term of the leases.

  •
  In the second quarter of 2011, we entered into a license and collaboration agreement with Alios. Under the terms of the agreement, Alios is eligible to receive research and development milestone payments of up to $715.0 million if both compounds are approved and commercialized. We expect to pay up to $35.0 million in development milestones to Alios in the second half of 2011. Alios also is eligible to receive commercial milestone payments of up to $750.0 million under the agreement.

Recent Accounting Pronouncements

        Refer to Note B, "Accounting Policies—Recent Accounting Pronouncements," in the accompanying notes to the condensed consolidated financial statements. There were no new accounting pronouncements adopted during the six months ended June 30, 2011 that had a material impact on our financial statements.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of June 30, 2011 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        In the second quarter of 2011, we began generating revenues from sales of INCIVEK in the United States and entered into a collaboration agreement with Alios. The accounting for our net product revenues and the collaboration with Alios is material to our financial position as of June 30, 2011 and results of operations for the three months ended June 30, 2011, and we believe the internal controls and procedures relating to the accounting for net product revenues and the Alios collaboration have a material effect on our internal control over financial reporting. See Note B, "Accounting Policies" and Note K, "Collaborative Arrangements," to our unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q for further details.

        We have expanded our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under this act to include controls with respect to our net product revenues and our collaboration with Alios. Except for the controls related to our accounting for net product revenues and our Alios collaboration, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

  •
  our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for INCIVEK, VX-770, VX-222, VX-809, VX-509, VX-765, VX-661, VX-787, ALS-2158 and ALS-2200, including our expectations regarding regulatory authorities' timelines for review of our New Drug Submission for INCIVEK in Canada, and Janssen's MAA for INCIVO in the European Union, and the possibility that we could submit an NDA and an MAA for VX-770 in October 2011;

  •
  our statement regarding the possibility that we could begin generating earnings as a cash flow positive company in 2012;

  •
  our ability to successfully market INCIVEK;

  •
  preliminary valuations and allocations related to the Alios collaboration;

  •
  our expectations regarding the timing and structure of clinical trials of our drug and drug candidates, including telaprevir, VX-770, VX-222, VX-509, VX-765, VX-661, VX-787, ALS-2158 and ALS-2200 and combinations of telaprevir with VX-222 and VX-770 with VX-809 or VX-661, and the timing of our receipt of data from our clinical trials;

  •
  expectations regarding the amount of, timing of and trends with respect to our revenues, costs and expenses and other gains and losses, including those related to future product revenues and potential royalty revenues from sales of telaprevir, to potential milestone payments from Janssen, to the intangible assets associated with the ViroChem acquisition and the Alios collaboration, to gain (losses) with respect to the noncontrolling interest (Alios) and to the liabilities we recorded in connection with the September 2009 financial transactions;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased under Publicly Announced Plans or Programs
April 1, 2011 to April 30, 2011	31,158	$0.01	—	—
May 1, 2011 to May 31, 2011	16,986	$0.01	—	—
June 1, 2011 to June 30, 2011	24,957	$0.01	—	—

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

Item 6.    Exhibits

Exhibit No.	Description
10.1	License and Collaboration Agreement, dated June 13, 2011, by and between Alios BioPharma, Inc. and Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Switzerland) LLC.†
10.2	Research, Development and Commercialization Agreement, dated May 24, 2004, between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated.†
10.3	Amendment No. 5 to Research, Development and Commercialization Agreement, effective as of April 1, 2011, between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated.†
10.4	Lease, dated May 5, 2011, between Fifty Northern Avenue LLC and Vertex Pharmaceuticals Incorporated. †
10.5	Lease, dated May 5, 2011, between Eleven Fan Pier Boulevard LLC and Vertex Pharmaceuticals Incorporated. †
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*
101.DEF	XBRL Taxonomy Extension Definition*

*
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

August 9, 2011	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)