Form 10-Q/A
period 2011-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2011-08-19
CIK 875320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2011

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 000-19319

VERTEX PHARMACEUTICALS INCORPORATED

(Exact name of registrant as specified in its charter)

MASSACHUSETTS	04-3039129
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

130 WAVERLY STREET
CAMBRIDGE, MASSACHUSETTS	02139-4242
(Address of principal executive offices)	(Zip Code)

(617) 444-6100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	208,087,899
Class	Outstanding at July 29, 2011

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2011, which was originally filed with the Securities and Exchange Commission on August 9, 2011 (the “Quarterly Report”), for the sole purposes of filing, with fewer redactions, two exhibits for which we requested confidential treatment. The Exhibit Index also is being amended to add new officer certifications in accordance with Rule 13a-14(a) of the Exchange Act. This Amendment No. 1 continues to speak as of August 9, 2011, the date of the original filing of the Quarterly Report, and we have not updated the disclosures contained therein to reflect any events that occurred at a later date.

Item 6.  Exhibits

Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10-Q/A	Form or Schedule	Filing Date with SEC	SEC File Number
10.1	License and Collaboration Agreement, dated June 13, 2011, by and between Alios BioPharma, Inc. and Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Switzerland) LLC. †		10-Q	August 9, 2011	000-19319
10.2	Research, Development and Commercialization Agreement, dated May 24, 2004, between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated. † (1)	X
10.3

Amendment No. 5 to Research, Development and Commercialization Agreement, effective as of April 1, 2011, between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated. †

			10-Q	August 9, 2011	000-19319
10.4	Lease, dated May 5, 2011, between Fifty Northern Avenue LLC and Vertex Pharmaceuticals Incorporated. †		10-Q	August 9, 2011	000-19319
10.5	Lease, dated May 5, 2011, between Eleven Fan Pier Boulevard LLC and Vertex Pharmaceuticals Incorporated. †		10-Q	August 9, 2011	000-19319
10.6

Amendment No. 2 to Research, Development and Commercialization Agreement, effective as of January 1, 2006, between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated. (2)

X
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.		10-Q	August 9, 2011	000-19319
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.		10-Q	August 9, 2011	000-19319
31.3	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.4	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-Q	August 9, 2011	000-19319
101.INS	XBRL Instance*		10-Q	August 9, 2011	000-19319
101.SCH	XBRL Taxonomy Extension Schema*		10-Q	August 9, 2011	000-19319
101.CAL	XBRL Taxonomy Extension Calculation*		10-Q	August 9, 2011	000-19319
101.LAB	XBRL Taxonomy Extension Labels*		10-Q	August 9, 2011	000-19319
101.PRE	XBRL Taxonomy Extension Presentation*		10-Q	August 9, 2011	000-19319
101.DEF	XBRL Taxonomy Extension Definition*		10-Q	August 9, 2011	000-19319

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

(1)          Originally filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K/A on September 10, 2004.

(2)  Originally filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q on May 10, 2006.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 19, 2011	VERTEX PHARMACEUTICALS INCORPORATED

	By:	/s/ IAN F. SMITH

Ian F. Smith
Executive Vice President and Chief Financial Officer
(principal financial officer and
duly authorized officer)