Form 10-Q
period 2011-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2011-11-03
CIK 875320

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share Class	208,566,194 Outstanding at October 28, 2011

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

        "We," "us," "Vertex" and the "Company" as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.

        "Vertex," "INCIVEK" and "KALYDECO" are registered trademarks of Vertex. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q, including "INCIVO" and "TELAVIC," are the property of their respective owners.

Part I. Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2011(1)	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$542,545	$243,197
Marketable securities, available for sale	116,140	788,214
Restricted cash and cash equivalents (Alios)	50,580	—
Accounts receivable, net	445,661	12,529
Inventories	67,654	—
Prepaid expenses and other current assets	23,245	13,099

Total current assets	1,245,825	1,057,039

Restricted cash	34,119	34,090
Property and equipment, net	101,268	72,333
Intangible assets	663,500	518,700
Goodwill	33,501	26,102
Other assets	13,785	17,182

Total assets	$2,091,998	$1,725,446

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$49,248	$35,851
Accrued expenses and other current liabilities	229,865	134,414
Accrued interest	6,700	3,462
Deferred revenues, current portion	55,695	74,619
Accrued restructuring expense, current portion	5,108	5,497
Secured notes (due 2012)	98,416	136,991
Liability related to sale of future milestone payments	94,162	77,799
Income taxes payable (Alios)	9,755	—
Other obligations	—	6,150

Total current liabilities	548,949	474,783

Deferred revenues, excluding current portion	126,221	160,049
Accrued restructuring expense, excluding current portion	21,476	24,098
Convertible senior subordinated notes (due 2015)	400,000	400,000
Deferred tax liability	231,184	160,278
Construction financing obligation	25,474	—
Other liabilities	7,848	2,265

Total liabilities	1,361,152	1,221,473

Commitments and contingencies
Redeemable noncontrolling interest (Alios)	36,696	—

Shareholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at September 30, 2011 and December 31, 2010; 208,460,778 and 203,522,976 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	2,065	2,016
Additional paid-in capital	4,152,106	3,947,433
Accumulated other comprehensive loss	(945)	(1,067)
Accumulated deficit	(3,573,464)	(3,444,409)

Total Vertex shareholders' equity	579,762	503,973
Noncontrolling interest (Alios)	114,388	—

Total shareholders' equity	694,150	503,973

Total liabilities and shareholders' equity	$2,091,998	$1,725,446

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

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product revenues, net	$419,595	$—	$494,130	$—
Royalty revenues	8,539	8,173	24,610	21,842
Collaborative revenues	231,066	15,622	328,546	56,004

Total revenues	659,200	23,795	847,286	77,846
Costs and expenses:
Cost of product revenues	35,285	—	40,689	—
Royalty expenses	3,121	3,228	9,689	9,681
Research and development expenses	189,052	170,434	521,268	468,528
Sales, general and administrative expenses	110,654	48,855	278,840	125,322
Restructuring expense (credit)	(419)	866	1,082	3,758
Intangible asset impairment charge	105,800	—	105,800	—

Total costs and expenses	443,493	223,383	957,368	607,289

Income (loss) from operations	215,707	(199,588)	(110,082)	(529,443)
Interest income	77	493	1,681	1,432
Interest expense	(7,059)	(3,951)	(26,022)	(11,589)
Change in fair value of derivative instruments	(8,115)	(5,911)	(15,933)	(34,634)

Income (loss) before provision for (benefit from) income taxes	200,610	(208,957)	(150,356)	(574,234)
Provision for (benefit from) income taxes	(27,842)	—	(3,394)	—

Net income (loss)	$228,452	$(208,957)	$(146,962)	$(574,234)
Net income (loss) attributable to noncontrolling interest (Alios)	7,342	—	(17,907)	—

Net income (loss) attributable to Vertex	$221,110	$(208,957)	$(129,055)	$(574,234)

Net income (loss) per share attributable to Vertex common shareholders:
Basic	$1.06	$(1.04)	$(0.63)	$(2.87)

Diluted	$1.02	$(1.04)	$(0.63)	$(2.87)

Shares used in per share calculations:
Basic	206,002	200,887	204,262	200,080

Diluted	219,349	200,887	204,262	200,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Loss

(unaudited)

(in thousands)

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Vertex Shareholders' Equity	Noncontrolling Interest (Alios)	Total Shareholders' Equity	Redeemable Noncontrolling Interest (Alios)
	Shares	Amount
Balance, December 31, 2009	199,955	$1,982	$3,784,787	$(640)	$(2,689,783)	$1,096,346	$—	$1,096,346	$—
Unrealized holding gains on marketable securities				116		116		116
Foreign currency translation adjustment				(153)		(153)		(153)
Net loss					(574,234)	(574,234)		(574,234)

Comprehensive loss						(574,271)		(574,271)
Issuances of common stock:
Convertible senior subordinated notes (due 2013) conversion	1,386	14	31,551			31,565		31,565
Benefit plans	1,760	16	28,890			28,906		28,906
Stock-based compensation expense			67,550			67,550		67,550

Balance, September 30, 2010	203,101	$2,012	$3,912,778	$(677)	$(3,264,017)	$650,096	$—	$650,096	$—

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Vertex Shareholders' Equity	Noncontrolling Interest (Alios)	Total Shareholders' Equity	Redeemable Noncontrolling Interest (Alios)
	Shares	Amount
Balance, December 31, 2010	203,523	$2,016	$3,947,433	$(1,067)	$(3,444,409)	$503,973	$—	$503,973	$—
Unrealized holding losses on marketable securities				(42)		(42)		(42)
Foreign currency translation adjustment				164		164		164
Net loss					(129,055)	(129,055)	(17,907)	(146,962)

Comprehensive loss						(128,933)	(17,907)	(146,840)
Issuances of common stock:
Benefit plans	4,938	49	115,199			115,248	(102)	115,146
Stock-based compensation expense			89,474			89,474	528	90,002
Alios noncontrolling interest upon consolidation							132,266	132,266	36,299
Dividends on redeemable noncontrolling interest							(397)	(397)	397

Balance, September 30, 2011	208,461	$2,065	$4,152,106	$(945)	$(3,573,464)	$579,762	$114,388	$694,150	$36,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(146,962)	$(574,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	25,317	22,254
Stock-based compensation expense	89,172	67,550
Other non-cash based compensation expense	6,396	4,914
Intangible asset impairment charge	105,800	—
Secured notes (due 2012) discount amortization expense	11,856	10,021
Change in fair value of derivative instruments	15,933	34,634
Deferred income taxes	(18,244)	—
Loss on disposal of property and equipment	—	22
Other non-cash items, net	14	(241)
Changes in operating assets and liabilities, excluding the effect of the acquisition of a variable interest entity (Alios):
Accounts receivable, net	(433,132)	4,641
Inventories	(66,824)	—
Prepaid expenses and other current assets	(10,053)	(5,955)
Accounts payable	12,103	(12,315)
Accrued expenses and other liabilities	91,466	4,060
Accrued restructuring expense	(3,011)	(779)
Accrued interest	3,238	(319)
Income taxes payable (Alios)	9,755	—
Deferred revenues	(52,752)	(23,592)

Net cash used in operating activities	(359,928)	(469,339)
Cash flows from investing activities:
Purchases of marketable securities	(251,089)	(774,530)
Sales and maturities of marketable securities	923,123	979,791
Payment for acquisition of a variable interest entity (Alios)	(60,000)	—
Expenditures for property and equipment	(25,266)	(23,626)
Decrease (increase) in restricted cash and cash equivalents	13,965	(3,777)
Increase in other assets	(545)	(862)

Net cash provided by investing activities	600,188	176,996
Cash flows from financing activities:
Issuances of common stock from employee benefit plans	108,742	23,987
Issuance of convertible senior subordinated notes (due 2015), net	—	391,645
Payments to redeem a portion of secured notes (due 2012)	(50,000)	—
Debt conversion costs	—	(22)

Net cash provided by financing activities	58,742	415,610
Effect of changes in exchange rates on cash	346	(24)

Net increase in cash and cash equivalents	299,348	123,243
Cash and cash equivalents—beginning of period	243,197	446,658

Cash and cash equivalents—end of period	$542,545	$569,901

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,812	$761
Conversion of convertible senior subordinated notes (due 2013) for common stock	$—	$32,071
Accrued interest offset to additional paid-in capital on conversion of convertible senior subordinated notes (due 2013)	$—	$140
Unamortized debt issuance costs of converted convertible senior subordinated notes (due 2013) offset to additional paid-in capital	$—	$624
Capitalization of construction in-process related to financing lease transactions	$24,179	$—

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. The interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2011 and 2010.

        The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. The Company obtained approval for INCIVEK™ (telaprevir) on May 23, 2011 from the United States Food and Drug Administration (the "FDA") and began recognizing product revenues and cost of product revenues in the second quarter of 2011. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 that was filed with the Securities and Exchange Commission (the "SEC") on February 17, 2011.

B. Accounting Policies

Basic and Diluted Net Income (Loss) Attributable to Vertex per Common Share

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

        Basic and diluted net income attributable to Vertex per common share are presented in conformity with the two-class method required for participating securities. Under the two-class method, earnings are allocated to (i) Vertex common shares, excluding shares of restricted stock that have been issued but have not yet vested, and (ii) participating securities, based on their respective weighted-average shares outstanding for the period. The shares of unvested restricted stock have the non-forfeitable right to receive dividends on an equal basis with other outstanding common stock. As a result, these unvested shares of restricted stock are considered participating securities that must be included in the calculation of basic and diluted net income attributable to Vertex per common share using the two-class method. Potentially dilutive shares result from the assumed exercise of outstanding stock options (the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the assumed conversion of convertible notes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Basic net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$221,110	$(208,957)	$(129,055)	$(574,234)
Less: Undistributed earnings allocated to participating securities	(2,136)	—	—	—

Net income (loss) attributable to Vertex common shareholders—basic	$218,974	$(208,957)	$(129,055)	$(574,234)
Basic weighted-average common shares outstanding	206,002	200,887	204,262	200,080
Basic net income (loss) attributable to Vertex per common share	$1.06	$(1.04)	$(0.63)	$(2.87)
Diluted net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$221,110	$(208,957)	$(129,055)	$(574,234)
Less: Undistributed earnings allocated to participating securities	(2,007)	—	—	—
Plus: Interest expense and amortization of debt issuance costs related to convertible senior subordinated notes	3,742	—	—	—

Net income (loss) attributable to Vertex common shareholders—diluted	$222,845	$(208,957)	$(129,055)	$(574,234)
Weighted-average shares used to compute basic net income (loss) per common share	206,002	200,887	204,262	200,080
Effect of potentially dilutive securities:
Convertible senior subordinated notes	8,889	—	—	—
Stock options	4,398	—	—	—
Other	60	—	—	—

Weighted average shares used to compute diluted net income (loss) per common share	219,349	200,887	204,262	200,080
Diluted net income (loss) attributable to Vertex per common share	$1.02	$(1.04)	$(0.63)	$(2.87)

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

        The Company did not include the securities described in the following table in the computation of the net income (loss) attributable to Vertex per common share calculations because the effect would have been anti-dilutive during each such period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Stock options	7,267	22,267	21,391	22,267
Convertible senior subordinated notes	—	8,192	8,192	8,192
Unvested restricted stock and restricted stock units	13	1,938	2,020	1,938

Variable Interest Entities

        The Company reviews each collaboration agreement pursuant to which the Company licenses assets owned by a collaborator in order to determine whether or not the collaborator is a VIE. If the collaborator is a VIE, the Company assesses whether or not the Company is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE's economic performance, (ii) the parties' contractual rights and responsibilities pursuant to the collaboration and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company is determined to be the primary beneficiary of a VIE, the Company consolidates the statements of operations and financial condition of the VIE into the Company's condensed consolidated financial statements. As of June 13, 2011 (the effective date of the Company's collaboration with Alios) and September 30, 2011, the Company evaluated its collaboration with Alios (the "Alios Collaboration") and determined that Alios is a VIE and that the Company is Alios' primary beneficiary. The Company will re-evaluate the Alios Collaboration each reporting period in order to determine if there are changes in circumstances that would result in the Company ceasing to consolidate the statements of operations and financial condition of Alios into the Company's condensed consolidated financial statements. The Company would deconsolidate Alios if Alios ceased to be a VIE or if the Company was no longer Alios' primary beneficiary. Please refer to Note K, "Collaborative Arrangements," for further information.

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

        Research and development expenses are comprised of costs incurred by the Company in performing research and development activities and include: salary and benefits; stock-based compensation expense; laboratory supplies and other direct expenses; contractual services costs, including clinical trial and pharmaceutical development costs; expenses associated with drug supplies that are not being capitalized; and infrastructure costs, including facilities costs and depreciation expense. The Company evaluates periodically what portion of its drug supply costs may be capitalized as described below in the Company's accounting policy regarding inventories.

        The Company's collaborators funded portions of the Company's research and development programs related to specific drug candidates and research targets, including telaprevir, VX-661 and research directed toward identifying additional corrector compounds for the treatment of cystic fibrosis in the three and nine months ended September 30, 2011, and telaprevir in the three and nine months ended September 30, 2010. The Company's collaborative revenues, including amortization of up-front license fees received in prior periods and milestone revenues, if any, were $231.1 million and $15.6 million, respectively, for the three months ended September 30, 2011 and 2010, and $328.5 million and $56.0 million, respectively, for the nine months ended September 30, 2011 and 2010. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were approximately $45 million and $42 million, respectively, for the three months ended September 30, 2011 and 2010, and approximately $110 million and $119 million, respectively, for the nine months ended September 30, 2011 and 2010.

Inventories

        The Company values its inventories at the lower of cost or market. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period that the impairment is first identified.

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

Revenue Recognition

  Product Revenues, Net

        The Company sells INCIVEK principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers (collectively, its "Distributors"); that subsequently resell INCIVEK to patients and healthcare providers. The Company recognizes net product revenues from sales of INCIVEK upon delivery to the Distributor as long as (i) there is persuasive evidence that an arrangement exists between the Company and the Distributor, (ii) collectibility is reasonably assured and (iii) the price is fixed or determinable.

        The Company has written contracts with its Distributors and delivery occurs when a Distributor receives INCIVEK (free on board destination). The Company evaluates the creditworthiness of each of its Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from the sales to Distributors and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues based on the wholesale acquisition cost that the Company charges its Distributors for INCIVEK. The Company estimates its net product revenues by deducting from its gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients.

          Trade Allowances:     The Company generally provides invoice discounts on INCIVEK sales to its Distributors for prompt payment and pays fees for distribution services, such as fees for certain data that Distributors provide to the Company. The payment terms for sales to Distributors generally include a 2% discount for payment within 30 days. Consistent with historical industry practice, the Company expects its Distributors to earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

          Rebates, Chargebacks and Discounts:     The Company contracts with Medicaid, other government agencies and various private organizations (collectively, its "Third-party Payors") so that INCIVEK will be eligible for purchase by, or partial or full reimbursement from, such Third-party Payors. The Company estimates the rebates, chargebacks and discounts it will be obligated to provide to Third-party Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company estimates the rebates,

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

  chargebacks and discounts that it will be obligated to provide to Third-party Payors based upon (i) the Company's contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to government-funded programs and (iii) information obtained from the Company's Distributors and third-parties regarding the payor mix for INCIVEK.

          Product Returns:     The Company estimates the amount of INCIVEK that will be returned and deducts these estimated amounts from its gross revenues at the time the revenues are recognized. The Company's Distributors have the right to return unopened unprescribed INCIVEK beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. The expiration date for INCIVEK is two years after it has been converted into tablet form, which is the last step in the manufacturing process for INCIVEK and generally occurs within a few months before INCIVEK is delivered to Distributors. As of September 30, 2011, the Company has not received any material product returns. From the date the Company began selling INCIVEK in the second quarter of 2011 through September 30, 2011, the Company has been able to reasonably estimate product returns based on its specialty distribution model with sales to a limited number of distributors, data provided to the Company by its Distributors (including weekly reporting of Distributor sales and inventory held by Distributors that provided the Company with visibility into the distribution channel in order to determine which products, if any, were eligible to be returned) and by other third parties, historical industry information regarding return rates for similar specialty pharmaceutical products, the estimated remaining shelf life of INCIVEK previously shipped and currently being shipped to Distributors, and contractual agreements with the Company's Distributors intended to limit the amount of inventory they maintain. Based on the Company's visibility into the distribution channel and available prescription data, the Company believes that a high percentage of INCIVEK inventory held by its Distributors on September 30, 2011 has been dispensed to patients.

          Other Incentives:    Other incentives that the Company offers to indirect customers include co-pay mitigation rebates provided by the Company to commercially insured patients who have coverage for INCIVEK and who reside in states that permit co-pay mitigation programs. The Company's co-pay mitigation program is intended to reduce each participating patient's portion of the financial responsibility for INCIVEK's purchase price to a specified dollar amount. Based upon the terms of the program and information regarding programs provided for similar specialty pharmaceutical products, the Company estimates the average co-pay mitigation amounts and the percentage of patients that it expects to participate in the program in order to establish its accruals for co-pay mitigation rebates and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. The Company's co-pay mitigation rebates offered to date expire six months from the date of issuance. None of the co-pay mitigation rebates the Company issued have expired as of September 30, 2011. The Company does not have historical experience with similar programs to estimate breakage and as such, has assumed that 100% of the rebates issued to date will be redeemed.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

        The following table summarizes activity in each of the above product revenue allowances and reserve categories from May 23, 2011 through September 30, 2011:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at May 23, 2011	$—	$—	$—	$—	$—
Provision related to current period sales	19,610	28,181	357	6,201	54,349
Credits/payments made for current period sales	(9,399)	(4,945)	—	(2,165)	(16,509)

Balance at September 30, 2011	$10,211	$23,236	$357	$4,036	$37,840

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

        The Company has sold its rights to receive certain royalties on sales of HIV protease inhibitors and recognizes the revenues related to this sale as royalty revenues. In the circumstance where the Company has sold its rights to future royalties under a license agreement and also maintains continuing involvement in the royalty arrangement (but not significant continuing involvement in the generation of the cash flows payable to the purchaser of the future royalty rights), the Company defers recognition of the proceeds it receives for the royalty stream and recognizes these deferred revenues over the life of the license agreement pursuant to the units-of-revenue method. Under this method, the amount of deferred revenues to be recognized as royalty revenues in each period is calculated by multiplying the following: (i) the royalty payments payable to the purchaser for the period by (ii) the ratio of the remaining deferred revenue amount to the total estimated remaining royalty payments payable to the purchaser over the term of the agreement. The Company's estimates regarding the estimated remaining royalty payments due to the purchaser have changed in the past and may change in the future.

  Collaborative Revenues

        The Company also recognizes revenues generated through collaborative research, development and/or commercialization agreements. The terms of these agreements typically include payment to the Company of one or more of the following: nonrefundable, up-front license fees; milestone payments; funding of research and/or development activities; payments for services the Company provides through its third-party manufacturing network; and royalties on product sales. Each of these types of payments results in collaborative revenues, except for revenues from royalties on product sales, which are classified as royalty revenues.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

  Agreements Entered into On or After January 1, 2011

        On January 1, 2011, updated guidance on the recognition of revenues for agreements with multiple deliverables became effective and applies to any agreements entered into by the Company on or after January 1, 2011. This updated guidance (i) relates to whether multiple deliverables exist, how the deliverables in a revenue arrangement should be separated and how the consideration should be allocated; (ii) requires companies to allocate revenues in an arrangement using estimated selling prices of deliverables if a vendor does not have vendor-specific objective evidence or third-party evidence of selling price; and (iii) eliminates the use of the residual method and requires companies to allocate revenues using the relative selling price method. During the nine months ended September 30, 2011, the Company did not enter into any agreements that would be accounted for by the Company pursuant to this updated guidance. If the Company enters into an agreement with multiple deliverables after January 1, 2011, this updated guidance could have a material effect on the Company's financial statements.

Business Combinations

        The Company assigns the value of consideration, including contingent consideration, transferred in business combinations based on its fair value as of the effective date of the transaction. The Company accounts for the Alios Collaboration as a business combination due to the determinations that (i) Alios is a VIE, (ii) Alios is a business and (iii) the Company is Alios' primary beneficiary. Transaction costs and any restructuring costs associated with these transactions are expensed as incurred.

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

In-process Research and Development Assets

        In-process research and development assets relate to (i) the Company's acquisition of ViroChem Pharma Inc. ("ViroChem") in March 2009 and (ii) the Alios Collaboration, which the Company entered into in June 2011. The Company records the value of in-process research and development assets at their fair value as of the transaction date. These assets are accounted for as indefinite-lived intangible assets and maintained on the Company's condensed consolidated balance sheets until either the project underlying them is completed or the assets become impaired. If a project is completed, the carrying value of the related intangible asset is amortized as a part of cost of product revenues over the remaining estimated life of the asset beginning in the period in which the project is completed. If a

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

project becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value and an impairment charge is taken in the period in which the impairment occurs. In-process research and development assets are tested for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Please refer to Note L, "Acquisition of ViroChem Pharma Inc.," for further information.

Goodwill

        The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination, or deemed to be acquired or assumed in other business transactions treated as business combinations for accounting purposes, is allocated to goodwill. As of December 31, 2010, goodwill consisted of goodwill related to the Company's acquisition of ViroChem. As of September 30, 2011, goodwill consists of goodwill related to the Company's acquisition of ViroChem and the Alios Collaboration. Goodwill is evaluated for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist.

Derivative Instruments and Embedded Derivatives

        The Company has entered into financial transactions involving free-standing derivative instruments and embedded derivatives. These financial transactions include arrangements involving secured notes, the sale of future milestone payments and senior subordinated convertible notes. The embedded derivatives are required to be bifurcated from the host instruments because the derivatives are not clearly and closely related to the host instruments. The Company determines the fair value of each derivative instrument or embedded derivative on the date of issuance and at the end of each quarterly period. The estimates of the fair value of these derivatives, particularly with respect to derivatives related to the achievement of milestones in the development of telaprevir, include significant assumptions regarding the estimates market participants would make in order to evaluate these derivatives. Please refer to Note M, "September 2009 Financial Transactions," for further information.

Recent Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") amended guidance regarding testing goodwill for impairment. This amended guidance allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. These amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. This amended guidance is effective for annual and interim goodwill impairment tests performed by the Company for fiscal years beginning on January 1, 2012.

        In June 2011, the FASB issued amended guidance intended to increase the prominence of items reported in other comprehensive income. This amended guidance requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance will be applied retrospectively

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Accounting Policies (Continued)

beginning on January 1, 2012, for interim and annual reporting. This amended guidance will affect presentation, but will not have a material effect on the Company's consolidated financial statements.

        In May 2011, the FASB amended guidance regarding the measurement of the fair value of assets and liabilities to harmonize the fair value measurement guidance under GAAP and under the International Financial Reporting Standards. This amended guidance clarifies the FASB's intent about the application of existing fair value measurement requirements and changes a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amended guidance will be applied prospectively and will become applicable to the Company's financial statements beginning on January 1, 2012. The Company currently is evaluating the effect that this amended guidance will have on the Company's consolidated financial statements.

        For a discussion of recent accounting pronouncements in addition to those discussed above, please refer to Note B "Accounting Policies—Recent Accounting Pronouncements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2011 that had a material effect on the Company's consolidated financial statements.

C. Stock-based Compensation Expense

        The Company issues stock options, restricted stock and restricted stock units with service conditions, which are generally the vesting periods of the awards. The Company also has issued, to certain members of senior management, restricted stock and restricted stock units that vest upon the earlier of the satisfaction of (i) a market or performance condition or (ii) a service condition, and stock options that vest upon the earlier of the satisfaction of (a) performance conditions or (b) a service condition. In addition, the Company issues shares pursuant to an employee stock purchase plan ("ESPP").

        The effect of stock-based compensation expense during the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$20,610	$16,177	$64,137	$47,380
Restricted stock and restricted stock units	7,878	6,164	21,543	16,654
ESPP share issuances	1,220	1,427	4,322	3,516
Less stock-based compensation expense capitalized to inventory	(294)	—	(830)	—

Total stock-based compensation expense included in costs and expenses	$29,414	$23,768	$89,172	$67,550

Stock-based compensation expense by line item:
Research and development expenses	$18,652	$16,979	$57,654	$49,034
Sales, general and administrative expenses	10,762	6,789	31,518	18,516

Total stock-based compensation expense included in costs and expenses	$29,414	$23,768	$89,172	$67,550

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Stock-based Compensation Expense (Continued)

        The Company capitalized $0.3 million and $0.8 million, respectively, of stock-based compensation expense to inventory in the three and nine months ended September 30, 2011, all of which is attributable to employees who support the Company's manufacturing operations related to INCIVEK.

        The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, as of September 30, 2011 by type of award, and the weighted-average period over which that expense is expected to be recognized:

	As of September 30, 2011
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$151,698	2.77
Restricted stock and restricted stock units	48,720	2.50
ESPP share issuances	1,160	0.40

        The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$9.02-$20.00	2,832	3.31	$15.54	2,698	$15.37
$20.01-$30.00	1,640	5.13	28.08	1,585	28.14
$30.01-$40.00	14,428	7.38	35.70	7,493	35.11
$40.01-$50.00	317	9.11	45.36	50	44.24
$50.01-$57.27	2,174	9.69	52.15	175	53.91

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

D. Marketable Securities

        A summary of the Company's cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
September 30, 2011
Cash and cash equivalents:
Cash and money market funds	$348,199	$—	$—	$348,199
U.S. Treasury securities	7,788	—	—	7,788
Government-sponsored enterprise securities	186,586	1	(29)	186,558

Total cash and cash equivalents	$542,573	$1	$(29)	$542,545

Marketable securities:
Government-sponsored enterprise securities (due within 1 year)	$116,144	$6	$(10)	$116,140

Total marketable securities	$116,144	$6	$(10)	$116,140

Total cash, cash equivalents and marketable securities	$658,717	$7	$(39)	$658,685

December 31, 2010
Cash and cash equivalents:
Cash and money market funds	$193,845	$—	$—	$193,845
U.S. Treasury securities	4,770	—	—	4,770
Government-sponsored enterprise securities	44,587	1	(6)	44,582

Total cash and cash equivalents	$243,202	$1	$(6)	$243,197

Marketable securities:
U.S. Treasury securities (due within 1 year)	$103,230	$1	$(11)	$103,220
Government-sponsored enterprise securities (due within 1 year)	684,969	87	(62)	684,994

Total marketable securities	$788,199	$88	$(73)	$788,214

Total cash, cash equivalents and marketable securities	$1,031,401	$89	$(79)	$1,031,411

        Alios' $50.6 million of cash and money market funds as of September 30, 2011, recorded on the Company's condensed consolidated balance sheet in "Restricted cash and cash equivalents (Alios)," are not included in the above table.

        In the three months ended September 30, 2011 and 2010, the Company had proceeds of $135.1 million and $461.7 million, respectively, from sales and maturities of available-for-sale securities. In the nine months ended September 30, 2011 and 2010, the Company had proceeds of $923.1 million and $979.8 million, respectively, from sales and maturities of available-for-sale securities.

        Realized gains and losses are determined using the specific identification method and are included in interest income on the Company's condensed consolidated statements of operations. There were no gross realized gains and losses for the three and nine months ended September 30, 2011 and 2010.

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

        The Company's investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company's investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2011, the Company's investments were in money market funds, short-term U.S. Treasury securities and short-term government-sponsored enterprise securities.

        As of September 30, 2011, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs. The Company's financial assets that were valued based on Level 1 inputs consist of a money market fund, U.S. Treasury securities and government-sponsored enterprise securities. The Company's money market fund also invests in government-sponsored enterprise securities. During the three and nine months ended September 30, 2011 and 2010, the Company did not record an other-than-temporary impairment charge related to its financial assets. During the third quarter of 2011, the Company evaluated VX-759 for impairment using Level 3 inputs. Please refer to Note L, "Acquisition of ViroChem Pharma Inc." for further information. The Company's financial liabilities that were subject to fair value measurement related to the financial transactions that the Company entered into in September 2009 and are valued based on Level 3 inputs. Please refer to Note M, "September 2009 Financial Transactions," for further information. The Company's noncontrolling interest (Alios) includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs. Please refer to Note K, "Collaborative Arrangements," for further information.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

E. Fair Value of Financial Instruments (Continued)

        The following table sets forth the Company's financial assets and liabilities (excluding Alios' cash equivalents) subject to fair value measurements as of September 30, 2011:

	Fair Value Measurements as of September 30, 2011
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$193,694	$193,694	$—	$—
U.S. Treasury securities	7,788	7,788
Government-sponsored enterprise securities	186,558	186,558	—	—
Marketable securities:
Government-sponsored enterprise securities	116,140	116,140	—	—
Restricted cash	34,119	34,119	—	—

Total	$538,299	$538,299	$—	$—

Financial liabilities carried at fair value:
Embedded derivative related to 2012 Notes	$6,057	$—	$—	$6,057
Liability related to sale of future milestone payments	94,162	—	—	94,162

Total	$100,219	$—	$—	$100,219

        Alios' cash equivalents of $49.5 million as of September 30, 2011 consist of money market funds, which are valued based on Level 1 inputs.

        The following table is a reconciliation of financial liabilities measured at fair value using significant unobservable inputs (Level 3):

Nine Months Ended September 30, 2011
(in thousands)
Balance, December 31, 2010	$89,888
Change in fair value of derivative instruments	15,933
Redemption of a portion of the 2012 Notes	(5,602)

Balance, September 30, 2011	$100,219

        As of September 30, 2011, the Company had $400.0 million in aggregate principal amount of 3.35% convertible senior subordinated notes due 2015 (the "2015 Notes") on its condensed consolidated balance sheet. As of September 30, 2011, these 2015 Notes had a fair value of approximately $457 million as obtained from a quoted market source.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

F. Comprehensive Income (Loss)

        For the three and nine months ended September 30, 2011 and 2010, the components of comprehensive income (loss) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$228,452	$(208,957)	$(146,962)	$(574,234)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	(43)	(52)	(42)	116
Foreign currency translation adjustment	(195)	(67)	164	(153)

Total change in other comprehensive income (loss)	(238)	(119)	122	(37)

Comprehensive income (loss)	$228,214	$(209,076)	$(146,840)	$(574,271)
Comprehensive income (loss) attributable to noncontrolling interest (Alios)	7,342	—	(17,907)	—

Comprehensive income (loss) attributable to Vertex	$220,872	$(209,076)	$(128,933)	$(574,271)

G. Income Taxes

        For the nine months ended September 30, 2011, the Company has recorded a net benefit from income taxes of $3.4 million, which consists of a benefit attributable to Vertex of $32.7 million and a provision of $29.3 million attributable to noncontrolling interest (Alios).

        In the third quarter of 2011, the Company determined that the value of VX-759 was zero, which resulted in an impairment charge of $105.8 million. As such, the associated deferred tax liability of $32.7 million was written off as a benefit in the condensed consolidated statements of operations. Please refer to Note L, "Acquisition of ViroChem Pharma Inc." for further information regarding the impairment charge. For the three and nine months ended September 30, 2011, respectively, in connection with the Alios financial statement consolidation, the Company recorded a provision for income taxes (Alios) of $4.9 million and $29.3 million, which consists of the estimated income tax effect on Alios from Vertex's $60.0 million up-front payment made to Alios in the second quarter of 2011, the achievement of $10.0 million of certain nonclinical development milestones under the Alios Collaboration that are expected to be paid in the fourth quarter of 2011, research and development payments to Alios, and Alios' other operating activities. Vertex has no liability for taxes payable by Alios and the income tax provision and related liability have been allocated to noncontrolling interest (Alios). As of September 30, 2011, Alios has an income tax payable of $9.8 million and a deferred tax liability of $103.6 million reflected in the condensed consolidated balance sheets.

        As of September 30, 2011 and December 31, 2010, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of September 30, 2011 and December 31, 2010.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

G. Income Taxes (Continued)

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

H. Inventories

        All of the Company's inventories relate to INCIVEK. The following table sets forth the Company's inventories as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Raw materials	$20,102	$—
Work in process	35,544	—
Finished goods	12,008	—

Total	$67,654	$—

        On January 1, 2011, the Company began capitalizing inventory costs for INCIVEK manufactured in preparation for the product launch in the United States based on its evaluation of, among other factors, information regarding INCIVEK's safety and efficacy and the status of the INCIVEK new drug application ("NDA"). The FDA completed its review and approved INCIVEK on May 23, 2011. In periods prior to January 1, 2011, the Company expensed costs associated with INCIVEK raw materials, work in process and finished goods as development expenses. As of September 30, 2011, the Company has not capitalized inventory costs related to its other drug development programs.

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

        The restructuring expense incurred in the three and nine months ended September 30, 2011 and 2010 relates only to the portion of the Kendall Square Facility that the Company is not occupying and

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

I. Restructuring Expense (Continued)

does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

        In estimating the expense and liability under its Kendall Square Lease obligation, the Company estimated (i) the costs to be incurred to satisfy rental and build-out commitments under the lease (including operating costs), (ii) the lead-time necessary to sublease the space, (iii) the projected sublease rental rates and (iv) the anticipated durations of subleases. The Company uses a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows. The Company reviews its estimates and assumptions on at least a quarterly basis, and intends to continue such reviews until the termination of the Kendall Square Lease, and will make whatever modifications the Company believes necessary, based on the Company's best judgment, to reflect any changed circumstances. The Company's estimates have changed in the past, and may change in the future, resulting in additional adjustments to the estimate of the liability. Changes to the Company's estimate of the liability are recorded as additional restructuring expense (credit). In addition, because the Company's estimate of the liability includes the application of a discount rate to reflect the time-value of money, the Company will record imputed interest costs related to the liability each quarter. These costs are included in restructuring expense (credit) on the Company's condensed consolidated statements of operations.

        In each period, the Company records lease restructuring expense attributable to imputed interest related to the restructuring liability. In certain periods, the restructuring expense also reflects the revision of certain key estimates and assumptions about building operating expenses and sublease income. The activities related to the restructuring liability for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Liability, beginning of the period	$28,205	$33,924	$29,595	$34,017
Cash payments	(3,685)	(3,754)	(11,158)	(11,169)
Cash received from subleases	2,483	2,202	7,065	6,632
Restructuring expense (credit)	(419)	866	1,082	3,758

Liability, end of the period	$26,584	$33,238	$26,584	$33,238

J. Convertible Senior Subordinated Notes due 2015

        In September 2010, the Company completed an offering of $400.0 million in aggregate principal amount of 3.35% convertible senior subordinated notes due 2015. The Company received net proceeds of $391.6 million from this offering. The Company recorded the underwriting discount of $8.0 million and other expenses of $0.4 million related to this offering as debt issuance costs and includes them in other assets on the Company's condensed consolidated balance sheets. The 2015 Notes were issued pursuant to and are governed by the terms of an indenture (as supplemented, the "Indenture").

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

        Based on the Company's evaluation of the 2015 Notes, the Company determined that the 2015 Notes contain a single embedded derivative. This embedded derivative relates to potential penalty interest payments that could be imposed on the Company for a failure to comply with its securities reporting obligations pursuant to the 2015 Notes. This embedded derivative required bifurcation because it was not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of September 28, 2010, the issue date of the 2015 Notes, December 31, 2010 and September 30, 2011.

K. Collaborative Arrangements

Janssen Pharmaceutica, N.V.

        In June 2006, the Company entered into a collaboration agreement with Janssen Pharmaceutica, N.V. ("Janssen") for the development, manufacture and commercialization of telaprevir,

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

which Janssen began marketing in certain of its territories in September 2011. Under the agreement, Janssen has agreed to be responsible for 50% of the drug development costs incurred under the development program for the parties' territories (North America for the Company, and the rest of the world, other than the Far East, for Janssen) and has exclusive rights to commercialize telaprevir in its territories, including Europe, South America, the Middle East, Africa and Australia.

        Janssen made a $165.0 million up-front license payment to the Company in July 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. The Company's estimates regarding the period of performance under the Janssen collaboration agreement were adjusted in 2007, 2009 and 2010 as a result of changes in the global development plan for telaprevir, which contemplates the conduct of certain development activities in the post-approval period. These adjustments were made on a prospective basis beginning in the periods in which the changes were identified and resulted in a decrease in the amount of revenues the Company recognized from the Janssen agreement by $2.6 million per quarter for the first adjustment, by $1.1 million per quarter for the second adjustment and by $1.4 million per quarter for the third adjustment. As of September 30, 2011, there was $59.0 million in deferred revenues related to this up-front license payment that the Company expects to recognize over the remaining estimated period of performance.

        Under the agreement, Janssen agreed to make contingent milestone payments for successful development, approval and launch of telaprevir as a product in its territories. Janssen is marketing telaprevir under the brand name INCIVO™. At the inception of the agreement, the Company determined that all of these contingent milestones were substantive and would result in revenues in the period in which the milestone was achieved. As of September 30, 2011, the Company had earned $350.0 million of these contingent milestone payments, including a $50.0 million milestone payment in the first quarter of 2011 in connection with the European Medicines Agency's ("EMA") acceptance of the marketing authorization application ("MAA") for INCIVO and an aggregate of $200.0 million in milestone payments in the third quarter of 2011 related to the approval of INCIVO by the European Commission and launch of INCIVO in the European Union. On September 30, 2009, the Company entered into two financial transactions related to the $50.0 million milestone payment that was earned and paid in the first quarter of 2011 and the $200.0 million in milestone payments that were earned in the third quarter of 2011 and were paid in October 2011. Please refer to Note M, "September 2009 Financial Transactions," for further information.

        Under the collaboration agreement for telaprevir, each party incurs internal and external reimbursable expenses related to the telaprevir development program and is reimbursed for 50% of these expenses. The Company recognizes the full amount of the reimbursable costs it incurs as research and development expenses on its condensed consolidated statements of operations. The Company recognizes amounts that Janssen is obligated to pay the Company with respect to reimbursable expenses net of reimbursable expenses incurred by Janssen as collaborative revenues. During the three and nine months ended September 30, 2011, Janssen incurred more reimbursable costs than the Company, and the net amounts payable by the Company to reimburse Janssen for expenses for the three and nine months ended September 30, 2011 were recorded as a reduction of collaborative revenues.

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

        The collaboration agreement with Janssen also provides the Company with royalties on any sales of telaprevir in the Janssen territories, with a tiered royalty averaging in the mid-20% range, as a percentage of net sales in the Janssen territories. In addition, Janssen is responsible for certain third-party royalties on net sales in its territories. Janssen may terminate the agreement upon the later of (i) one year's advance notice and (ii) such period as may be required to assign and transfer to the Company specified filings and approvals. The agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of Janssen's royalty obligations, which expire on a country-by-country basis with the last-to-expire patent covering telaprevir. In the European Union, the Company has a patent covering the composition-of-matter of telaprevir that expires in 2021 and expects to obtain extensions to the term of this patent through 2026.

        During the three and nine months ended September 30, 2011 and 2010, the Company recognized the following collaborative revenues attributable to the Janssen collaboration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Amortized portion of up-front payment	$3,107	$3,107	$9,321	$9,321
Milestone revenues	200,000	—	250,000	—
Net reimbursement (payment) for telaprevir development costs	(2,557)	1,148	(6,810)	7,055
Reimbursement for manufacturing services	7,170	311	20,383	6,536

Total collaborative revenues attributable to the Janssen collaboration	$207,720	$4,566	$272,894	$22,912

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

        In July 2009, the Company and Mitsubishi Tanabe amended the MTPC Agreement. Under the amended agreement, Mitsubishi Tanabe paid the Company $105.0 million, and the Company may

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

receive a further contingent milestone payment ranging from between $15.0 million to $65.0 million. In September 2011, Mitsubishi Tanabe obtained approval to market telaprevir in Japan. The amended agreement provides to Mitsubishi Tanabe a fully-paid license to manufacture and commercialize telaprevir to treat hepatitis C virus ("HCV") infection in Japan and specified other countries in the Far East. Mitsubishi Tanabe is responsible for its own development and manufacturing costs in its territory. Mitsubishi Tanabe may terminate the agreement at any time without cause upon 60 days' prior written notice to the Company. The agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of the last-to-expire patent covering telaprevir. In Japan, the Company has a patent covering the composition-of-matter of telaprevir that expires in 2021.

        Prior to the MTPC Agreement amendment, the Company recognized revenues based on an amortized portion of the 2004 up-front payment, milestones, if any, and reimbursement of certain of the Company's expenses incurred in telaprevir development. The $105.0 million payment that the Company received in the third quarter of 2009 pursuant to the amended agreement is a nonrefundable, up-front license fee and revenues related to this payment are being recognized on a straight-line basis over the expected period of performance of the Company's obligations under the amended agreement. As of September 30, 2011, there was $22.3 million in deferred revenues related to this up-front license payment that will be recognized over the remaining period of performance of the Company's obligations under the amended agreement. In connection with the amendment to the MTPC Agreement, the Company agreed to supply manufacturing services to Mitsubishi Tanabe through the Company's third-party manufacturing network for telaprevir.

        During the three and nine months ended September 30, 2011 and 2010, the Company recognized the following collaborative revenues attributable to the Mitsubishi Tanabe collaboration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Amortized portion of up-front payments	$9,558	$9,558	$28,674	$28,674
Development milestone revenues	1,758	—	3,152	—
Payments for manufacturing services	8,184	1,498	14,032	3,976

Total collaborative revenues attributable to the Mitsubishi Tanabe collaboration	$19,500	$11,056	$45,858	$32,650

Cystic Fibrosis Foundation Therapeutics Incorporated

        On April 4, 2011, the Company entered into an amendment (the "April 2011 Amendment") to its existing collaboration agreement with Cystic Fibrosis Foundation Therapeutics Incorporated ("CFFT") pursuant to which CFFT agreed to provide financial support for (i) development activities for VX-661, a corrector compound discovered under the collaboration, and (ii) additional research and development activities directed at discovering new corrector compounds.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

        The Company entered into the original collaboration agreement with CFFT in 2004 and entered into two amendments to the collaboration agreement in 2006 to provide partial funding for its cystic fibrosis drug discovery and development efforts through early 2008. In 2006, the Company received a $1.5 million milestone payment from CFFT. Under the April 2011 Amendment, CFFT agreed to provide the Company with up to $75.0 million in funding over approximately five years for corrector-compound research and development activities. There are no additional milestones payable by CFFT to the Company pursuant to the collaboration agreement, as amended. The Company retains the rights to develop and commercialize KALYDECO™ (ivacaftor/VX-770), VX-809, VX-661 and any other compounds discovered during the course of the research collaboration with CFFT. In the three and nine months ended September 30, 2011, the Company recognized $3.8 million and $9.8 million, respectively, in collaborative revenues pursuant to this collaboration.

        In the original agreement, as amended prior to the April 2011 Amendment, the Company agreed to pay CFFT tiered royalties calculated as a percentage, ranging from single digits to sub-teens, of annual net sales of any approved drugs discovered during the research term that ended in 2008, including KALYDECO (VX-770), VX-809 and VX-661. The April 2011 Amendment provides for a tiered royalty in the same range on net sales of corrector compounds discovered during the research term that began in 2011. The Company also is obligated to make two one-time commercial milestone payments upon achievement of certain sales levels for a potentiator compound such as KALYDECO (VX-770) and two one-time commercial milestone payments upon achievement of certain sales levels for a corrector compound such as VX-809 or VX-661.

        For each compound commercialized under this collaboration, the Company will have royalty obligations to CFFT until the expiration of patents covering that compound. The Company filed its NDA with the FDA and its MAA with the EMA for KALYDECO (VX-770) in October 2011. The Company has patents in the United States and European Union covering the composition-of-matter of KALYDECO (VX-770) that expire in 2025, subject to potential patent life extensions. CFFT may terminate its funding obligations under the collaboration, as amended, in certain circumstances, in which case there will be a proportional adjustment to the royalty rates and commercial milestone payments for certain corrector compounds. The collaboration also may be terminated by either party for a material breach by the other, subject to notice and cure provisions.

Alios BioPharma, Inc.

  License and Collaboration Agreement

        On June 13, 2011, the Company and its wholly-owned subsidiary, Vertex Pharmaceuticals (Switzerland) LLC, entered into a license and collaboration agreement (the "Alios Agreement") with Alios, a privately-held biotechnology company located in California. The Company and Alios have agreed to collaborate on the research, development and commercialization of two nucleotide analogue compounds discovered by Alios, ALS-2200 and ALS-2158, which are designed to act on the hepatitis C virus polymerase. As of June 13, 2011 and September 30, 2011, these two nucleotide analogues were being evaluated in nonclinical studies and had not begun Phase 1 clinical development. The Company is responsible for all costs related to development and commercialization of the compounds incurred after the effective date of the Alios Agreement, and manufacturing costs for the supply of ALS-2200 and ALS-2158 used after the effective date, and is providing funding to Alios to conduct the Phase 1

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

clinical trials for ALS-2200 and ALS-2158 and a research program directed to the discovery of additional HCV nucleotide analogues that act on the HCV polymerase.

        Under the terms of the Alios Agreement, the Company received exclusive worldwide rights to ALS-2200 and ALS-2158, and has the option to select additional compounds discovered in the research program. The Company paid Alios a $60.0 million up-front payment, and Alios is eligible to receive research and development milestone payments of up to $715.0 million if two compounds are approved and commercialized. Alios is also eligible to receive commercial milestone payments of up to $750.0 million, as well as tiered royalties on net sales of approved drugs.

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

        Accordingly, the Company has consolidated Alios' statements of operations and financial condition with the Company's condensed consolidated financial statements beginning on June 13, 2011. However, the Company's interests in Alios are limited to those accorded to the Company in the Alios Agreement. In particular, the Company did not acquire any equity interest in Alios, any interest in Alios' cash and cash equivalents or any control over Alios' activities that do not relate to the Alios Agreement.

        The initial consolidation of a VIE that is determined to be a business is accounted for as a business combination. As a result, as of June 13, 2011 the Company recorded all of Alios' assets and liabilities at fair value on the Company's condensed consolidated balance sheet. The Company continues to consolidate Alios' financial statements, (A) eliminating all intercompany balances and transactions and (B) allocating loss (gain) attributable to the noncontrolling interest in Alios to net loss (gain) attributable to noncontrolling interest (Alios) in the Company's condensed consolidated statement of operations and reflecting noncontrolling interest (Alios) on the Company's condensed consolidated balance sheet.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

  Consideration for the Alios Collaboration

        The consideration from the Company to Alios pursuant to the Alios Agreement consisted of (i) a $60.0 million up-front payment paid by the Company to Alios, (ii) the estimated fair value of the contingent research, development and commercialization milestones potentially payable by the Company to Alios and (iii) the estimated fair value of potential royalty payments payable by the Company to Alios. The Company used present-value models to determine the estimated fair value of the potential contingent milestone and royalty payments, based on assumptions regarding the probability of achieving the relevant milestones, estimates regarding the time to develop the drug candidate(s), estimates of future cash flows from potential product sales and assumptions regarding the appropriate discount rates. The Company valued the contingent milestone and royalty payments using (a) discount rates ranging from 3.6% to 6.5% for the development milestones and (b) a discount rate of 9.4% for commercial milestones and royalties. The consideration paid and the fair value of the contingent milestone and royalty payments payable by the Company pursuant to the Alios Agreement are set forth in the table below:

As of June 13, 2011
(in thousands)
Up-front payment	$60,000
Fair value of contingent milestone and royalty payments	197,720

Total	$257,720

  Allocation of Assets and Liabilities

        The Company recorded $250.6 million of intangible assets on the Company's condensed consolidated balance sheet for Alios' in-process research and development assets. These in-process research and development assets relate to Alios' nucleotide analogue program, including the intellectual property related to ALS-2200 and ALS-2158. The Company used a 9.5% discount rate in the present-value models used for the estimation of the fair value of the in-process research and development assets. The Company also conducted an evaluation of Alios' other programs and determined that market participants would not have ascribed value to those assets because Alios had not yet identified drug candidates for clinical development, and because of the uncertainties related to identifying compounds suitable for clinical development and the potential clinical development of these compounds. The difference between the fair value of the consideration and the fair value of Alios' assets, including the fair value of intangible assets, and liabilities was allocated to goodwill. This goodwill relates to the potential synergies from the possible development of combination therapies involving the acquired drug candidates and telaprevir and/or VX-222. None of the goodwill is expected to be deductible for income tax purposes. The Company completed its valuations of in-process research and development assets and the contingent milestone and royalty payments as of September 30, 2011 and expects to finalize its valuation of the deferred tax liability, Alios' net other assets (liabilities) and

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

goodwill in the fourth quarter of 2011. The following table summarizes the fair values of the assets and liabilities recorded on the effective date of the Alios Collaboration:

Fair Values as of June 13, 2011
(in thousands)
Intangible assets	$250,600
Goodwill	7,399
Deferred tax liability	(89,155)
Net other assets (liabilities)	(279)

Net assets attributable to noncontrolling interest (Alios)	$168,565

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

  Noncontrolling Interest (Alios)

        The Company recorded noncontrolling interest (Alios) on two lines in its condensed consolidated balance sheet beginning as of the effective date of the Alios Agreement. The noncontrolling interest (Alios) is reflected on two separate lines because Alios has both common shareholders and preferred shareholders that are entitled to redemption rights in certain circumstances. The aggregate fair value of the noncontrolling interest on June 13, 2011 was equal to the up-front payment and the fair value of the contingent payments under the Alios Collaboration less other liabilities including the deferred tax liability.

        The Company records net income (loss) attributable to noncontrolling interest (Alios) on its condensed consolidated statements of operations, reflecting Alios' net income (loss) for the reporting period, adjusted for changes in fair value of contingent milestone and royalty payments, which are evaluated each reporting period. In the third quarter of 2011, the fair value of contingent milestone and royalties increased by $17.5 million based on the advancement of ALS-2200 and ALS-2158, which reduced net income attributable to Vertex. In the third quarter of 2011, Alios achieved $10.0 million of nonclinical development milestones. If the Alios nucleotides continue to advance in preclinical development and advance into clinical development, the Company expects it will record increases in the fair value of the contingent milestone and royalty payments.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Collaborative Arrangements (Continued)

  Activity Related to the Alios Collaboration

        A summary of net income (loss) attributable to noncontrolling interest (Alios) for the three and nine months ended September 30, 2011 is as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(in thousands)
Income (loss) before provision for income taxes	$(5,258)	$(6,059)
Provision for income taxes	(4,850)	(29,298)
Change in fair value of contingent milestone and royalty payments	17,450	17,450

Net income (loss) attributable to noncontrolling interest (Alios)	$7,342	$(17,907)

        Alios' revenues have been eliminated as part of the financial statement consolidation in the period from June 13, 2011 to September 30, 2011, and Alios' net loss in the period from June 13, 2011 to September 30, 2011 was immaterial to the Company's condensed consolidated financial results except for the provision for income taxes (Alios) that is recorded on the Company's condensed consolidated statements of operations. Pro forma results of operations for the three and nine months ended September 30, 2011 and 2010, assuming the transaction had taken place at the beginning of each period, would not differ significantly from Vertex's actual reported results.

  Alios Balance Sheet Information

        The following summarizes items related to Alios included in the Company's condensed consolidated balance sheets as of June 13, 2011 and September 30, 2011:

	As of June 13, 2011	As of September 30, 2011
	(in thousands)
Restricted cash and cash equivalents (Alios)	$4,575	$50,580
Accounts receivable, net	—	25
Prepaid expenses and other current assets	69	597
Property and equipment, net	885	1,645
Intangible assets	250,600	250,600
Goodwill	7,399	7,399
Other assets	76	133
Accounts payable	1,189	1,905
Accrued expenses and other current liabilities	1,504	1,186
Income taxes payable (Alios)	—	9,755
Deferred tax liability	89,155	103,598
Other liabilities	3,191	3,206
Redeemable noncontrolling interest (Alios)	36,299	36,696
Noncontrolling interest (Alios)	132,266	114,388

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

        All of the intangible assets acquired in the ViroChem acquisition related to in-process research and development assets. The in-process research and development assets primarily related to ViroChem's two clinical-development stage HCV polymerase inhibitors, VX-222 and VX-759. As of September 30, 2011 and December 31, 2010, VX-222 accounted for $412.9 million of the intangible assets reflected on the Company's condensed consolidated balance sheets. No impairment has been found for VX-222 since the acquisition date. As of June 30, 2011 and December 31, 2010, VX-759 accounted for $105.8 million of the intangible assets reflected on the Company's condensed consolidated balance sheets.

        In connection with its preparation of its financial statements for the three and nine months ended September 30, 2011, the Company identified certain factors that were considered impairment indicators related to VX-759 and as a result, determined that the value of VX-759, the back-up to VX-222, had become impaired. The Company evaluated VX-759 for impairment in the third quarter of 2011 after receiving (A) information from its ongoing Phase 2a clinical trials of VX-222 including (i) interim data from treatment arms involving the administration of telaprevir, VX-222, pegylated-interferon and ribavirin that suggested the potential to treat patients with genotype 1 HCV in as few as 12 weeks and no more than 24 weeks, (ii) in September 2011, final sustained viral response data from these treatment arms and (iii) in the third quarter of 2011, completion of enrollment in the two all-oral treatment arms of this clinical trial, and (B) information regarding potentially competitive drug candidates. Based on the review and consideration of the information regarding the Phase 2a clinical trial, the Company is continuing to focus on the development of VX-222, and determined that based on the advancement of VX-222 it is not likely to pursue further development of VX-759. In connection with its impairment evaluation, the Company considered the fair value that would be attributed to VX-759 by a market participant, based on present-value models that are based upon multiple scenarios involving the development and potential commercialization of VX-759, and determined that a market

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

L. Acquisition of ViroChem Pharma Inc. (Continued)

participant would assign a negative fair value to the potential development of VX-759. The Company based this determination on the following: (i) VX-759 currently is not being evaluated in clinical trials and has only been evaluated in Phase 1 clinical trials in a small number of patients and (ii) drug candidates that would potentially be competitive to VX-759, including VX-222 and drug candidates being developed by the Company's competitors, have been evaluated in Phase 2 clinical trials and therefore, if successful, these drug candidates would reach the market in advance of VX-759. In addition, other drug candidates, including VX-222, continue to have more promising clinical and nonclinical data to support their continued development and commercial potential than the clinical and nonclinical data available for VX-759. Based on this evaluation, the Company determined that the probability of VX-759 reaching the market had significantly decreased and the resulting revenues and market share assumptions included in the Company's present value models had also decreased significantly. Accordingly, the Company determined that the fair value of VX-759 was zero as of September 30, 2011, resulting in a $105.8 million impairment charge, which was recorded as an operating expense during the three months ended September 30, 2011. In connection with this impairment charge, the Company recorded an adjustment of $32.7 million to its deferred tax liability.

        The Company's condensed consolidated balance sheets also reflect goodwill that relates to the potential synergies from the possible development of combination therapies involving telaprevir and the acquired drug candidates. No impairment has been found for goodwill since the acquisition date.

        A deferred tax liability of $127.6 million and $160.3 million respectively, recorded as of September 30, 2011 and December 31, 2010 primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired from ViroChem, which are not deductible for tax purposes.

M. September 2009 Financial Transactions

2012 Notes

        In September 2009, the Company sold $155.0 million in aggregate of secured notes due 2012 (the "2012 Notes") for an aggregate of $122.2 million pursuant to a note purchase agreement with Olmsted Park S.A. (the "Purchaser"). The 2012 Notes were issued pursuant to, and the 2012 Notes are governed by the terms of, an indenture entered into on September 30, 2009 between the Company and U.S. Bank National Association, as trustee and collateral agent. In connection with the issuance of the 2012 Notes, the Company granted a security interest to the Purchaser with respect to $155.0 million of INCIVO milestone payments that the Company was eligible to earn from Janssen for the filing, approval and launch of INCIVO in the European Union.

        The 2012 Notes were issued at a discount and did not pay current interest prior to maturity. The 2012 Notes were scheduled to mature on October 31, 2012, subject to earlier mandatory redemption to the extent that specified milestone events set forth in the Company's collaboration with Janssen occur prior to October 31, 2012. In February 2011, the Company received a milestone payment of $50.0 million earned upon the acceptance of Janssen's MAA for INCIVO by the EMA and subsequently redeemed $50.0 million of 2012 Notes pursuant to their terms. As of September 30, 2011, the outstanding aggregate amount of 2012 Notes was $105.0 million. The remaining $105.0 million of

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

M. September 2009 Financial Transactions (Continued)

2012 Notes was redeemed on October 31, 2011, with the proceeds of milestone payments received from Janssen in October 2011.

        The 2012 Notes contained an embedded derivative related to the potential mandatory redemption or early repayment of the 2012 Notes at the face amount prior to their maturity date. The Company bifurcated the embedded derivative from the 2012 Notes because the features of the embedded derivative were not clearly and closely related to the 2012 Notes.

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

Sale of Future Milestone Payments

        On September 30, 2009, the Company entered into two purchase agreements with the Purchaser pursuant to which the Company sold its rights to an aggregate of $95.0 million in future milestone payments under the Janssen agreement related to the launch of INCIVO in the European Union, for nonrefundable payments totaling $32.8 million. The purchase agreements contain representations, warranties, covenants and indemnification obligations of each party. The Purchaser received the $95.0 million in milestone payments from Janssen in October 2011.

        The Company determined that this sale of a future revenue stream should be accounted for as a liability because the Company had significant continuing involvement in the generation of the milestone payments pursuant to its collaboration agreement with Janssen. As a result, the Company recorded a liability on its condensed consolidated balance sheets equal to the fair value of the purchase agreements. No revenues or deferred revenues were recorded on account of the amounts that the Company received from the Purchaser pursuant to these purchase agreements. In addition, the Company determined that the purchase agreements are free-standing derivative instruments. The aggregate fair value of the free-standing derivatives created by the sale of the rights to future milestone payments to the Purchaser pursuant to the purchase agreements is based on a probability-weighted model of the discounted value that market participants would ascribe to these rights. The models used to estimate the fair value of the rights sold to the Purchaser pursuant to the purchase agreements require the Company to make estimates regarding, among other things, the assumptions market participants would make regarding the timing and probability of achieving the milestones and the appropriate discount rates. The fair value of the rights sold to the Purchaser pursuant to the purchase agreements is evaluated each reporting period, with any changes in the fair value of the derivative instruments based on the probability of achieving the milestones, the timing of achieving the milestones or discount rates resulting in a corresponding gain or loss. Because the Company's estimate of the fair

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

M. September 2009 Financial Transactions (Continued)

value of the rights to the future milestone payments includes the application of a discount rate to reflect the time-value of money, the Company records costs related to this liability each quarter.

Expenses and Liabilities Related to September 2009 Financial Transactions

        The tables below set forth the total expenses related to the September 2009 financial transactions for the three and nine months ended September 30, 2011 and 2010, and the liabilities reflected on the Company's condensed consolidated balance sheets related to these transactions as of September 30, 2011 and December 31, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Expenses and Losses (Gains):
Interest expense related to 2012 Notes	$2,960	$3,827	$13,757	$11,112
Change in fair value of embedded derivative related to 2012 Notes	1,084	(3,130)	(430)	718
Change in fair value of free-standing derivatives related to sale of future milestone payments	7,031	9,041	16,363	33,916

Total September 2009 financial transaction expenses	$11,075	$9,738	$29,690	$45,746

	September 30, 2011	December 31, 2010
	(in thousands)
Liabilities:
2012 Notes, excluding fair value of embedded derivative	$92,359	$124,902
Embedded derivative related to 2012 Notes	6,057	12,089
Liability related to the sale of future milestone payments	94,162	77,799

Total liabilities related to September 2009 financial transactions	$192,578	$214,790

N. Sale of HIV Protease Inhibitor Royalty Stream

        In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of September 30, 2011, the Company had $99.7 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

N. Sale of HIV Protease Inhibitor Royalty Stream (Continued)

continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

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

        Because the Company is involved in the construction project, including having responsibility to pay for a portion of the costs of tenant improvements and structural elements of the buildings, the Company is deemed for accounting purposes to be the owner of these buildings during the construction period. Accordingly, the Company has recorded, as of September 30, 2011, $24.2 million of project construction costs incurred by the landlord as an asset and a corresponding financing obligation in "Property and equipment, net" and "Construction financing obligation," respectively, on the Company's condensed consolidated balance sheet.

        The Company bifurcates its future lease payments pursuant to the Fan Pier Leases into (i) a portion that is allocated to the Buildings and (ii) a portion that is allocated to the land on which the Buildings are being built. Although the Company will not begin making lease payments pursuant to the Fan Pier Leases until the Company occupies the Buildings, the portion of the lease obligations allocated to the land is treated for accounting purposes as an operating lease that commenced in the second quarter of 2011. The Company recorded $1.7 million and $2.2 million in expense related to this operating lease during the three and nine months ended September 30, 2011, respectively.

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

P. Credit Agreement

        On January 7, 2011, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent and lender. The credit agreement provides for a $100.0 million revolving credit facility that is initially unsecured. As of September 30, 2011, the Company had not borrowed any amount under the credit agreement.

        The Company may elect that the loans under the credit agreement bear interest at a rate per annum equal to (i) LIBOR plus 1.50%, or (ii) the rate of interest publicly announced from time to time by Bank of America as its prime rate. The Company may prepay the loans, in whole or in part, in

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

P. Credit Agreement (Continued)

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

        The obligation of the lender to make an initial advance under the credit agreement is subject to a number of conditions, including a satisfactory due diligence review of the Company's financial position and business. Also, if, prior to an initial borrowing under the credit agreement, the Company engages in certain investment, acquisition or disposition transactions or prepays indebtedness, such activities could restrict the Company's ability to borrow under the credit agreement.

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

R. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of September 30, 2011 or December 31, 2010.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are in the business of discovering, developing and commercializing small molecule drugs for the treatment of serious diseases. In May 2011, we began marketing INCIVEK™ (telaprevir) in the United States for the treatment of patients with genotype 1 chronic hepatitis C virus, or HCV, infection. In October 2011, we submitted a New Drug Application, or NDA, in the United States and a marketing authorization application, or MAA, in the European Union for KALYDECO™ (ivacaftor/VX-770), the lead drug candidate in our cystic fibrosis, or CF, program.

        In the third quarter of 2011, we generated earnings as a cashflow positive company, with net income attributable to us of $221.1 million and an increase in our cash, cash equivalents and marketable securities of $65.2 million. We recognized net revenues on sales of INCIVEK of $419.6 million in the third quarter of 2011, which was an increase of $345.1 million as compared to the second quarter of 2011. Our operating expenses also have been increasing on a quarterly basis because expenses related to our commercial organization and sales of INCIVEK have increased substantially. In order to maintain profitability and continue our investment in research and development activities, we will need to sustain or increase our product revenues in future quarters.

        In September 2011, our collaborator, Janssen Pharmaceutica, N.V., or Janssen, obtained marketing approval for telaprevir from the European Commission. Janssen is marketing telaprevir under the brand name INCIVO™. We anticipate that royalties payable by Janssen to us on net sales of INCIVO will provide a secondary source of revenues beginning in the fourth quarter of 2011. In addition, we expect to begin receiving revenues from KALYDECO, if approved, in 2012.

        We have ongoing Phase 2 clinical programs involving drug candidates intended for the treatment of HCV infection, CF, rheumatoid arthritis, or RA, and epilepsy, and have an ongoing Phase 1 clinical development program for VX-787, which is our first drug candidate intended for the treatment of influenza. We believe that our longer-term success will depend on our ability to continue to generate and develop innovative compounds for the treatment of serious diseases. As a result, we expect to continue investing in research programs directed toward the identification of new drug candidates and to develop and commercialize selected drug candidates that emerge from those programs, alone or with third-party collaborators.

Drug Development and Commercialization

        Discovery and development of a new pharmaceutical product is a difficult and lengthy process that requires significant financial resources along with extensive technical and regulatory expertise and can take 10 to 15 years or more. Potential drug candidates are subjected to rigorous evaluation, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, side-effects, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing as a pharmaceutical product. Most chemical compounds that are investigated as potential drug candidates never progress into formal development, and most drug candidates that do advance into formal development never receive marketing approval. Because our investments in drug candidates are subject to considerable risks, we closely monitor the results of our discovery research, clinical trials and nonclinical studies, and frequently evaluate our drug development programs in light of new data and scientific, business and commercial insights, with the objective of balancing risk and potential. This process can result in relatively abrupt changes in focus and priority as new information becomes available and we gain additional understanding of our ongoing programs and potential new programs.

        If we believe the data from a completed registration program support approval of a drug candidate, we would submit an NDA to the United States Food and Drug Administration, or FDA,

requesting approval to market the drug candidate in the United States. We or our collaborators also may seek analogous approvals from comparable regulatory authorities in foreign jurisdictions, such as an MAA in the European Union. To obtain approval, we must, among other things, demonstrate with evidence gathered in nonclinical studies and well-controlled clinical trials that the drug candidate is safe and effective for the disease it is intended to treat and that the manufacturing facilities, processes and controls for the manufacture of the drug candidate are adequate. The FDA and foreign regulatory authorities have substantial discretion in deciding whether or not a drug candidate should be granted approval based on the benefits and risks of the drug candidate in the treatment of a particular disease, and could delay, limit or deny regulatory approval. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for the drug candidate involved will be harmed.

        We believe that by focusing on serious diseases and innovative drugs that have the potential to provide significant advantages over existing therapies, we can increase the likelihood that our drug candidates, if approved, will be commercially successful. Our marketing efforts for INCIVEK in the United States have focused on establishing effective marketing, distribution and pricing strategies; infrastructure to support commercial sales; appropriate and sustained levels of INCIVEK inventory; company-wide processes and systems to support compliance with applicable laws and regulations and post-marketing safety evaluations; and an effective sales force and managed markets organization to promote INCIVEK to healthcare providers and payors. We plan to continue to focus on our marketing efforts for INCIVEK and are in the process of negotiating with various government agencies and managed market organizations in an effort to expand the availability and extent of reimbursement from these third-party payors.

        We believe that initial sales of INCIVEK have confirmed its commercially competitive profile, and to date a significant group of patients with genotype 1 HCV infection have sought treatment with an INCIVEK-based treatment regimen. We and Janssen are competing with Merck & Co., Inc.'s Victrelis™ (boceprevir), another HCV protease inhibitor that was approved for sale in the United States and Europe in 2011. KALYDECO (VX-770), if approved, would be the first drug to treat the underlying cause of CF in any patient population. However, it is difficult to predict future revenues that will be generated by telaprevir or by KALYDECO (VX-770), if it receives regulatory approvals, and we may need to adjust our business plan if demand declines or if our product revenues decrease based on competition from current or future therapies. Drugs that obtain market acceptance may later be rendered obsolete or noncompetitive by the introduction of additional therapies, expiration of intellectual property protections or introduction of generic competition. Medivir AB, in collaboration with Janssen, is currently evaluating an HCV protease inhibitor in Phase 3 clinical trials in combination with pegylated-interferon, or peg-IFN, and ribavirin, or RBV. In earlier-stage clinical trials, we are evaluating combinations involving VX-222, including all-oral combinations, and numerous competitors are evaluating protease inhibitors, HCV polymerase inhibitors and HCV NS5A inhibitors, including such competitors' all-oral combinations. We believe that these earlier-stage drug candidates, if approved, will not be available until several years from now. Approved drugs continue to be subject to, among other things, numerous regulatory risks, post-approval safety monitoring and risks related to supply chain disruptions.

        We require a supply of INCIVEK for sale in North America and will require a supply of KALYDECO (VX-770) for sale worldwide if we are successful in obtaining marketing approval for KALYDECO (VX-770). We rely on an international network of third parties to manufacture and distribute our drug candidates for clinical trials, and we expect that we will continue to rely on third parties for the foreseeable future to meet our commercial supply needs for INCIVEK and any of our drug candidates that are approved for sale. Third-party contract manufacturers, including some in China, supply us with raw materials, and contract manufacturers in the European Union and the United States convert these raw materials into drug substance and convert the drug substance into final dosage form. Establishing and managing this global supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party relationships. Although we attempt to effectively manage the business relationships with companies in our supply chain, we do not have complete control over their activities. Also, because of the significant lead times required to manufacture our commercial supply of INCIVEK, we may have less flexibility to adjust our supply in response to increased demand than if we had shorter lead times.

        We had not marketed pharmaceutical products before we obtained approval for INCIVEK, and prior to 2010 we had a relatively small commercial organization. As a result, in the past many of the regulations related to the marketing of pharmaceutical products had limited applicability to our business. As we expanded our commercial organization, we focused on implementing a comprehensive compliance program to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and the promotion of a culture of compliance. Among other laws, regulations and standards, we are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims statutes. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from presenting for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. We expect to continue to devote substantial resources to maintain, administer and expand these compliance programs.

Recent Developments

  HCV

  •
  In August 2011, we obtained approval to market INCIVEK in Canada for patients who have genotype 1 chronic HCV.

  •
  In September 2011, Janssen obtained approval from the European Commission to market INCIVO in the European Union. Janssen currently is marketing INCIVO in the United Kingdom, Germany, France and Sweden.

  •
  In September 2011, Mitsubishi Tanabe obtained approval to market telaprevir in Japan, which it plans to market under the brand name TELAVIC™.

  •
  We have ongoing Phase 3b clinical trials to support potential supplemental applications for INCIVEK, including a clinical trial evaluating a twice-daily dosing regimen of INCIVEK and a clinical trial evaluating shorter treatment durations for patients with genotype 1 chronic HCV with a specific genetic variation near the IL28B gene referred to as the "CC" variation. We also plan to initiate a Phase 3b clinical trial of INCIVEK in patients co-infected with HCV and HIV, as well as a Phase 2b clinical trial of INCIVEK in patients with recurrent HCV following a liver transplant.

  •
  We have completed enrollment in two, all-oral three-drug treatment arms of an ongoing Phase 2 clinical trial evaluating our HCV polymerase inhibitor VX-222 in combination with INCIVEK and RBV.

  CF

  •
  In October 2011, we submitted our NDA in the United States and our MAA in the European Union for KALYDECO (VX-770). KALYDECO (VX-770) has been evaluated in patients with CF 6 years of age and older who have at least one copy of the G551D mutation in the cystic fibrosis transmembrane conductance regulator, or CFTR, gene. We requested Priority Review of the NDA from the FDA in the United States and have received agreement from the European Medicines Agency for accelerated assessment of KALYDECO (VX-770) in the European Union.

  •
  In October 2011, we initiated the second part of a Phase 2 clinical trial evaluating combination regimens of KALYDECO (VX-770) and VX-809, a corrector compound, in patients with the F508del mutation in the CFTR gene. In 2012, we plan to conduct a Phase 2 clinical trial of VX-661, another CFTR corrector compound.

  •
  In 2012, we plan to initiate a Phase 2 clinical trial of KALYDECO (VX-770) dosed as a monotherapy in patients ages 2 through 5 years who have at least one copy of the G551D mutation in the CFTR gene, as well as additional clinical trials designed to evaluate KALYDECO (VX-770) dosed as a monotherapy in patients with certain gating mutations in the CFTR gene other than the G551D mutation.

  Rheumatoid Arthritis

  •
  In September 2011, we announced data from our Phase 2a clinical trial that evaluated VX-509 in patients with RA over a twelve-week period. Based on the safety and efficacy data from this clinical trial, we plan to evaluate VX-509 as part of a six-month Phase 2b clinical trial in patients with RA. In this Phase 2b clinical trial, we expect to evaluate once-daily and twice-daily doses of VX-509 in combination with methotrexate, a commonly prescribed disease-modifying antirheumatic drug that is frequently used in combination with other RA drugs.

  Intangible Asset Impairment Charge

  •
  In the third quarter of 2011, we incurred an intangible asset impairment charge related to VX-759, the back-up HCV polymerase inhibitor to VX-222. Please refer to Note L, "Acquisition of ViroChem Pharma Inc.," in the accompanying notes to the condensed consolidated financial statements for further information.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the nine months ended September 30, 2011, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Results of Operations—Three and Nine Months Ended September 30, 2011 Compared with Three and Nine Months Ended September 30, 2010

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
Revenues	$659,200	$23,795	$635,405	2,670%	$847,286	$77,846	$769,440	988%
Operating costs and expenses	443,493	223,383	220,110	99%	957,368	607,289	350,079	58%
Gain (loss) on other items, net	5,403	(9,369)	n/a	n/a	(18,973)	(44,791)	(25,818)	(58)%
Net income (loss) attributable to Vertex	$221,110	$(208,957)	n/a	n/a	$(129,055)	$(574,234)	$(445,179)	(78)%

Net Income (Loss) Attributable to Vertex

        In the third quarter of 2011, we had net income attributable to Vertex of $221.1 million. Our increased revenues were the result $419.6 million of INCIVEK net product revenues and $200.0 million in milestone revenues from Janssen recognized in the third quarter 2011, for which there were no comparable revenues in third quarter of 2010. Our increased revenues were partially offset by increased operating costs and expenses in the third quarter of 2011 as compared to the third quarter of 2010. A significant portion of the increase in operating costs and expenses was due to a $105.8 million impairment charge that we incurred in the third quarter of 2011 related to VX-759, a back-up HCV polymerase inhibitor that we determined was impaired based on, among other factors, the advancement of our lead HCV polymerase inhibitor VX-222. The remaining $114.3 million increase in operating costs and expenses in the third quarter of 2011 as compared to the third quarter of 2010 was principally attributable to a $61.8 million increase in sales, general and administrative expenses and a $35.3 million increase in costs of product revenues. Our operating costs and expenses in the third quarter of 2011 and 2010 included $29.4 million and $23.8 million, respectively, of stock-based compensation expense.

        Our net loss attributable to Vertex in the nine months ended September 30, 2011 decreased as compared to our net loss attributable to Vertex in the nine months ended September 30, 2010, due to significant increases in our revenues, partially offset by significant increases in our operating costs and expenses. Our increased revenues were the result of INCIVEK net product revenues recognized in the second and third quarters of 2011 and $250.0 million in milestone revenues from Janssen recognized in 2011, for which there were no comparable revenues in the nine months ended September 30, 2010. The increased operating costs and expenses were primarily the result of the expansion of our commercial organization, costs related to INCIVEK sales and marketing in the United States and the impairment charge we recorded in the third quarter of 2011. Our operating costs and expenses in the nine months ended September 30, 2011 and 2010 included $89.2 million and $67.6 million, respectively, of stock-based compensation expense.

Net Income (Loss) Attributable to Vertex per Share

        Our net income (loss) attributable to Vertex for the third quarter of 2011 was $1.02 per diluted share as compared to ($1.04) per diluted share for the third quarter of 2010. Our net income (loss) attributable to Vertex for the nine months ended September 30, 2011 was ($0.63) per diluted share as compared to ($2.87) per diluted share for the nine months ended September 30, 2010.

Revenues

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
Product revenues, net	$419,595	$—	$419,595	n/a	$494,130	$—	$494,130	n/a
Royalty revenues	8,539	8,173	366	4%	24,610	21,842	2,768	13%
Collaborative revenues	231,066	15,622	215,444	1,379%	328,546	56,004	272,542	487%

Total revenues	$659,200	$23,795	$635,405	2,670%	$847,286	$77,846	$769,440	988%

  Product Revenues, Net

        We began recognizing net product revenues on sales of INCIVEK in the United States in the second quarter of 2011. Our net product revenues in the third quarter of 2011 increased significantly as compared to the second quarter of 2011 as a result of month-over-month increases in net product revenues, and as a result of recognizing net product revenues for a full fiscal quarter in the third quarter of 2011 as compared to only the final five weeks of the second quarter of 2011.

  Royalty Revenues

        In late September 2011, Janssen obtained approval from the European Commission and began marketing INCIVO in certain European countries. We expect that our royalty revenues related to INCIVO will increase significantly over the next several fiscal quarters as Janssen launches INCIVO in its territories. We also earned royalty revenues from Janssen on sales of INCIVO pursuant to an early access program that was authorized by the French government. In the three and nine months ended September 30, 2011, our royalty revenues reflect $1.3 million and $3.8 million, respectively, of royalty revenues due to sales of INCIVO by Janssen.

        Our remaining royalty revenues in the three and nine months ended September 30, 2011, and all of our royalty revenues in periods prior to the second quarter of 2011, relate to sales by GlaxoSmithKline plc of HIV protease inhibitors that were discovered and developed pursuant to our collaboration with GlaxoSmithKline. In 2008, we sold our right to receive future royalties from GlaxoSmithKline with respect to these HIV protease inhibitors, excluding the portion allocated to pay a subroyalty on these net sales to a third party, in return for a one-time cash payment. We deferred the recognition of revenues from this sale and are recognizing these deferred revenues over the term of our agreement with GlaxoSmithKline under the units-of-revenue method. We recognize additional royalty revenues equal to the amount of a third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

  Collaborative Revenues

        Our collaborative revenues have fluctuated significantly on a quarterly basis. This variability has been due to, among other things: the timing of recognition of up-front payments and significant milestone revenues, the variable level of net reimbursement we have received for the telaprevir development program from Janssen and revenues from services we provided to our telaprevir collaborators through our third-party manufacturing network. In the third quarter of 2011, we recognized the final milestone revenues we expect to recognize from our collaboration with Janssen, and we expect that in future periods our collaborative revenues from existing collaborations will represent a small percentage of our total revenues. The table presented below summarizes our collaborative revenues for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Janssen	$207,720	$4,566	$272,894	$22,912
Mitsubishi Tanabe	19,500	11,056	45,858	32,650
Cystic Fibrosis Therapeutics Incorporated	3,846	—	9,794	—
Other	—	—	—	442

Total collaborative revenues	$231,066	$15,622	$328,546	$56,004

        We recognized $200.0 million in milestone revenues under our collaboration agreement with Janssen in the third quarter of 2011 related to the approval and launch of INCIVO in the European Union, and $50.0 million in milestone revenues under this collaboration agreement in the first quarter of 2011 related to the acceptance of the filing of the MAA for INCIVO. The $50.0 million milestone payment received in the first quarter of 2011 was applied to the redemption of $50.0 million of our secured notes due 2012, or 2012 Notes, as required pursuant to the terms of the 2012 Notes. The $200.0 million in milestone payments we were entitled to receive from Janssen based on the achievement of milestones in the third quarter of 2011 were reflected as accounts receivable, net on our condensed consolidated balance sheet as of September 30, 2011. We applied the proceeds from $105.0 million of these milestone payments, which were received in October 2011, toward the redemption of the remaining $105.0 million of 2012 Notes, and the other $95.0 million of these accounts receivable were paid directly to the purchaser of the remaining portion of these milestone payments. We do not expect to earn any additional milestones pursuant to our collaboration with Janssen, and we expect our future revenues related to the Janssen collaboration will primarily be reflected as royalty revenues.

        In each of the three and nine months ended September 30, 2011 and 2010, we recognized $9.6 million and $28.7 million of deferred revenues from Mitsubishi Tanabe Pharma Corporation related to a one-time payment of $105.0 million that we received in 2009. We expect to continue recognizing $9.6 million of deferred revenues each quarter from the one-time payment of $105.0 million through the first quarter of 2012. In the second quarter of 2011, we began recognizing collaborative revenues pursuant to the April 2011 amendment to our collaboration agreement with the Cystic Fibrosis Therapeutics Incorporated.

Operating Costs and Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
Cost of product revenues	$35,285	$—	$35,285	n/a	$40,689	$—	$40,689	n/a
Research and development expenses	189,052	170,434	18,618	11%	521,268	468,528	52,740	11%
Sales, general and administrative expenses	110,654	48,855	61,799	126%	278,840	125,322	153,518	122%
Royalty expenses	3,121	3,228	(107)	(3)%	9,689	9,681	8	0%
Restructuring expense (credit)	(419)	866	n/a	n/a	1,082	3,758	(2,676)	(71)%
Intangible asset impairment charge	105,800	—	105,800	n/a	105,800	—	105,800	n/a

Total costs and expenses	$443,493	$223,383	$220,110	99%	$957,368	$607,289	$350,079	58%

  Cost of Product Revenues

        Our cost of product revenues consists of the costs of producing INCIVEK inventories that correspond to product revenues for the reporting period, plus the third-party royalties payable on our net sales of INCIVEK. We expensed most of the manufacturing costs of INCIVEK sold in the three and nine months ended September 30, 2011 as research and development expenses in periods prior to January 1, 2011. We expect our cost of product revenues to increase as a percentage of net sales in future periods.

  Research and Development Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
Research expenses	$57,444	$48,416	$9,028	19%	$160,548	$140,146	$20,402	15%
Development expenses	131,608	122,018	9,590	8%	360,720	328,382	32,338	10%

Total research and development expenses	$189,052	$170,434	$18,618	11%	$521,268	$468,528	$52,740	11%

        Our research and development expenses include internal and external costs incurred for our drug candidates. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and infrastructure costs, to individual drug candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are significantly greater than our external costs, which include the costs of services provided to us by clinical research organizations and other outsourced research, and which we do allocate by individual drug development program. All research and development costs for our drug candidates are expensed as incurred.

        To date, we have incurred in excess of $4.5 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activity. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.

        Over the last several years, costs related to INCIVEK have represented the largest portion of the development costs for our clinical drug candidates. We expect to continue to incur development costs related to the conduct of additional clinical trials to support potential supplemental applications for INCIVEK. We submitted an NDA and an MAA for KALYDECO (VX-770) in October 2011 and could begin receiving product revenues from KALYDECO (VX-770), if approved, in 2012. Our other drug candidates are less advanced and, as a result, any estimates regarding development and regulatory timelines for these drug candidates are highly subjective and subject to change. We cannot make a meaningful estimate when, if ever, these drug candidates, including VX-222 and those we in-licensed from Alios BioPharma, Inc., will generate revenues and cash flows.

  Research Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$21,016	$17,422	$3,594	21%	$56,766	$50,036	$6,730	13%
Stock-based compensation expense	6,841	6,063	778	13%	19,730	17,988	1,742	10%
Laboratory supplies and other direct expenses	8,932	6,383	2,549	40%	24,979	21,543	3,436	16%
Contractual services	3,236	3,300	(64)	(2)%	8,980	7,559	1,421	19%
Infrastructure costs	17,419	15,248	2,171	14%	50,093	43,020	7,073	16%

Total research expenses	$57,444	$48,416	$9,028	19%	$160,548	$140,146	$20,402	15%

        We have maintained a substantial investment in research activities, with changes in various categories of expense resulting in increases of 19% and 15% in research expenses in the three and nine months ended September 30, 2011, respectively, as compared to the comparable periods in 2010. We expect to continue to invest in our research programs in an effort to identify additional drug candidates.

  Development Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$32,559	$29,908	$2,651	9%	$93,847	$80,103	$13,744	17%
Stock-based compensation expense	11,811	10,916	895	8%	37,924	31,046	6,878	22%
Laboratory supplies and other direct expenses	9,405	9,901	(496)	(5)%	25,145	24,348	797	3%
Contractual services	37,939	30,042	7,897	26%	101,746	76,940	24,806	32%
Drug supply costs	14,623	18,970	(4,347)	(23)%	30,017	53,994	(23,977)	(44)%
Infrastructure costs	25,271	22,281	2,990	13%	72,041	61,951	10,090	16%

Total development expenses	$131,608	$122,018	$9,590	8%	$360,720	$328,382	$32,338	10%

        In the nine months ended September 30, 2010, our drug supply costs included both costs of raw materials and work in process that we were producing for the commercial launch of INCIVEK and costs of manufacturing services that we provided our collaborators through our third-party manufacturing network. On January 1, 2011, we began to capitalize our INCIVEK inventory, which resulted in decreases of $4.3 million and $24.0 million, respectively, in the drug supply costs in the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010.

        Our development expenses, excluding our drug supply costs, increased by $13.9 million, or 14%, in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, and by $56.3 million, or 21%, in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. These increases were primarily due to increased workforce expenses and contractual services expenses.

  Sales, General and Administrative Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010	$	%	2011	2010	$	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$110,654	$48,855	$61,799	126%	$278,840	$125,322	$153,518	122%

        Sales, general and administrative expenses increased substantially in the three and nine months ended September 30, 2011 as compared to the comparable periods in 2010, primarily as a result of substantial increases in expenses incurred by our commercial organization, which are classified as sales expenses. The sales expenses increased from $18.7 million in the third quarter of 2010 to $68.9 million in the third quarter of 2011, and from $43.5 million in the nine months ended September 30, 2010 to $172.3 million in the nine months ended September 30, 2011. These sales expenses include salary and benefits for our sales force and managed market organization, the majority of whom were hired in the second half of 2010, and market research and other third-party expenses incurred prior to and increasing through the commercial launch of INCIVEK in the United States. We expect that these sales expenses will continue to increase during the remainder of 2011 as we continue to market INCIVEK in the United States and begin marketing INCIVEK in Canada.

  Royalty Expenses

        Royalty expenses in the three and nine months ended September 30, 2011 were consistent with royalty expenses in the three and nine months ended September 30, 2010. Royalty expenses through September 30, 2011 primarily relate to a subroyalty payable to a third party on net sales of the HIV protease inhibitors that were discovered and developed under our collaboration with GlaxoSmithKline. The subroyalty expense offsets a corresponding amount of royalty revenues. We expect to continue to recognize this subroyalty as an expense in future periods. In future periods, we expect royalty expenses will increase significantly because we will record third-party royalties payable on sales of INCIVO by Janssen as a royalty expense.

  Restructuring Expense (Credit)

        As of September 30, 2011, our lease restructuring liability was $26.6 million. Our restructuring expense (credit) was $(0.4) million in the third quarter of 2011 compared to the $0.9 million in the third quarter of 2010. Our restructuring expense was $1.1 million in the nine months ended September 30, 2011 compared to the $3.8 million in the nine months ended September 30, 2010. During the fourth quarter of 2011, we expect to make additional cash payments of $3.7 million against the accrued expense and to receive $2.3 million in sublease rental payments. All of these amounts relate to our lease of office and laboratory space at Kendall Square in Cambridge, Massachusetts.

  Intangible Asset Impairment Charge

        In the third quarter of 2011, we evaluated for impairment VX-759, an HCV polymerase inhibitor that we acquired through our acquisition of ViroChem Pharma Inc. in 2009. VX-759 was a back-up drug candidate for our lead polymerase inhibitor VX-222. Based on, among other factors, the advancement of VX-222 in the third quarter of 2011 and our consideration of potentially competitive drug candidates, we determined that the fair value of VX-759 had become impaired. We evaluated the fair value of VX-759 from the perspective of a market participant and based on our analysis, including the preparation of updated present value models, determined that the fair value of VX-759 was zero as of September 30, 2011. Accordingly, we recorded a $105.8 million impairment charge in the third quarter of 2011. In connection with this impairment charge, we recorded a credit of $32.7 million in our provision for income taxes resulting in a net effect on our income (loss) related to this impairment charge of $73.1 million in the three and nine months ended September 30, 2011.

Non-operating Items

  Interest Income

        Interest income decreased by $0.4 million to $0.1 million for the three months ended September 30, 2011 from $0.5 million for the three months ended September 30, 2010. Interest income increased by $0.2 million to $1.7 million for the nine months ended September 30, 2011 from $1.4 million for the nine months ended September 30, 2010. Our cash, cash equivalents and marketable securities yielded less than 1% on an annual basis in the third quarter of 2011.

  Interest Expense

        Interest expense increased by $3.1 million, or 79%, to $7.1 million in the third quarter of 2011 from $4.0 million in the third quarter of 2010. Interest expense increased by $14.4 million, or 125%, to $26.0 million in the nine months ended September 30, 2011 from $11.6 million in the nine months ended September 30, 2010. These increases were primarily the result of the 3.35% convertible senior subordinated notes due 2015, or 2015 Notes, we issued in September 2010. In the fourth quarter of 2011, we expect to incur approximately $3.4 million in interest expense related to the 2015 Notes and $7.9 million in interest expense related to the 2012 Notes.

  Change in Fair Value of Derivative Instruments

        In the third quarter of 2011 and 2010, we recorded charges of $8.1 million and $5.9 million, respectively, in connection with the embedded and free-standing derivatives associated with our September 2009 financial transactions. In the nine months ended September 30, 2011 and 2010, we recorded charges of $15.9 million and $34.6 million, respectively, in connection with the embedded and free-standing derivatives associated with our September 2009 financial transactions. We expect that we will incur the $0.9 million in expenses related to changes in the fair value of the derivative instruments in the fourth quarter of 2011.

  Provision for (Benefit from) Income Taxes

        In the third quarter of 2011, we recorded a benefit from income taxes of $32.7 million related to the impairment of VX-759 and a provision of $4.9 million for income taxes payable by Alios on revenues from us. In the nine months ended September 30, 2011, we recorded a benefit from income taxes of $32.7 million related to the impairment of VX-759 and a provision of $29.3 million for income taxes payable by Alios on revenues from us.

  Noncontrolling Interest (Alios)

        The net income (loss) attributable to noncontrolling interest (Alios) recorded on our condensed consolidated statements of operations reflects Alios' net income (loss) for the reporting period, excluding revenues related to the up-front payment we made to Alios and adjusted for any changes during the reporting period in the fair value of the contingent milestone and royalty payments potentially payable by us to Alios. A summary of net income (loss) attributable to noncontrolling interest (Alios) for the three and nine months ended September 30, 2011 is as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(in thousands)
Income (loss) before provision for income taxes	$(5,258)	$(6,059)
Provision for income taxes	(4,850)	(29,298)
Change in fair value of contingent milestone and royalty payments	17,450	17,450

Net income (loss) attributable to noncontrolling interest (Alios)	$7,342	$(17,907)

        In future periods, the net income (loss) attributable to noncontrolling interest (Alios) could have a material effect on the net income (loss) attributable to Vertex, particularly if there is a significant change in the fair value of the contingent milestone and royalty payments payable by us to Alios.

Liquidity and Capital Resources

        As of September 30, 2011, we had cash, cash equivalents and marketable securities, excluding Alios' cash and cash equivalents, of $658.7 million, which was an increase of $65.2 million from $593.5 million as of June 30, 2011. This increase was primarily the result of cash receipts from INCIVEK sales, partially offset by cash expenditures we made in the third quarter of 2011 related to, among other things, research and development expenses and sales, general and administrative expenses.

In order to continue to operate as a cashflow positive company and to continue our substantial investment in research and development activities, we need to sustain or increase our product revenues in future quarters.

        Our cash, cash equivalents and marketable securities, excluding Alios' cash and cash equivalents, decreased by $372.7 million during the nine months ended September 30, 2011, primarily because of our significant net cash expenditures in the nine months ended September 30, 2011, including in the first half of 2011 prior to our receipt of significant cash receipts from sales of INCIVEK. These cash expenditures were related to, among other things, research and development expenses, sales, general and administrative expenses, the $60.0 million up-front payment we made to Alios and capital expenditures for property and equipment of $25.3 million. Our cash expenditures in the nine months ended September 30, 2011 were partially offset by $108.7 million in cash received from issuances of common stock from employee benefit plans, and the cash we have received from sales of INCIVEK.

Sources of Liquidity

        Prior to the third quarter of 2011, we financed our operations principally through public and private offerings of our equity and debt securities, strategic collaborative agreements that included research and/or development funding, development milestones and royalties on the sales of products, strategic sales of assets or businesses, financial transactions, investment income and proceeds from the issuance of common stock under our employee benefit plans. In future periods, we intend to rely on cash flows from product sales as our primary source of liquidity and cash flows from royalties as a secondary source of liquidity.

        As of September 30, 2011, we had $221.5 million in accounts receivable, net related to sales of INCIVEK in the United States. Because our contracts with our distributors provide for customary prompt payment discounts, we expect that in the fourth quarter of 2011 our distributors will pay the accounts receivable that were outstanding on September 30, 2011 and we will receive additional payments for a portion of the INCIVEK that is sold to our distributors in the fourth quarter of 2011. In addition to the accounts receivable related to product sales of INCIVEK to our distributors, our accounts receivable as of September 30, 2011 includes $200.0 million related to the milestone payments we earned from Janssen in the third quarter of 2011. A portion of this $200.0 million was paid in October 2011 to a third party that purchased the right to receive $95.0 million of these payments, and the remainder was used to redeem $105.0 million of outstanding 2012 Notes in October 2011.

        We may seek to borrow funds to finance our working capital needs if such financing is available to us. Our existing $100.0 million credit facility is initially unsecured, but is subject to a number of affirmative and negative covenants, including a liquidity covenant that requires us to maintain cash, cash equivalents and marketable securities of more than $400.0 million in domestic accounts. If we breach any of these covenants and it results in an event of default, upon the event of default the lender would obtain a security interest in cash, cash equivalents and marketable securities having a margined value of $100.0 million, which would be transferred to an account controlled by the lender. The credit agreement terminates on July 6, 2012. To date, we have not utilized any funds available to us pursuant to this credit facility.

Future Capital Requirements

        We are incurring substantial expenses to commercialize INCIVEK, while at the same time continuing diversified research and development efforts for our drug candidates and expanding our organization. Our operating expenses have increased in recent periods as we expanded our organization and launched commercial sales of INCIVEK, with aggregate research and development and sales, general and administrative expenses equaling $299.7 million in the third quarter of 2011 as compared to $219.3 million in the third quarter of 2010. In addition to funding our operating expenses, we have outstanding $400.0 million in aggregate principal amount of 2015 Notes. The 2015 Notes bear interest at the rate of 3.35% per annum, and we are required to make semi-annual interest payments on the outstanding principal balance of the 2015 Notes on April 1 and October 1 of each year. The 2015 Notes will mature on October 1, 2015. The 2015 Notes are convertible, at the option of the holder, into our common stock at a price equal to approximately $48.83 per share, subject to adjustment.

        In the third quarter of 2011, our cash flows from sales of INCIVEK were sufficient to meet our operating expenses, and we expect our cash flows from sales of INCIVEK together with our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amounts of future revenues generated by telaprevir, the timing of regulatory approvals for KALYDECO (VX-770), the number, breadth, cost and prospects of our discovery and development programs, and our decisions regarding manufacturing and commercial investments.

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

Contractual Commitments and Obligations

        Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission, or SEC, on February 17, 2011. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K, as updated by the Form 10-Q for the quarter ended March 31, 2011, which was filed with the SEC on May 6, 2011, and as updated by the Form 10-Q for the quarter ended June 30, 2011, which was filed with the SEC on August 9, 2011, except that we redeemed the outstanding 2012 Notes with proceeds from milestones payments we received from Janssen in the fourth quarter of 2011.

Recent Accounting Pronouncements

        Refer to Note B, "Accounting Policies—Recent Accounting Pronouncements," in the accompanying notes to the condensed consolidated financial statements. There were no new accounting pronouncements adopted during the nine months ended September 30, 2011 that had a material impact on our financial statements.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of September 30, 2011 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

  •
  our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for INCIVEK, KALYDECO (VX-770), VX-222, VX-809, VX-509, VX-765, VX-661, VX-787, ALS-2158 and ALS-2200;

  •
  our ability to continue successfully marketing INCIVEK;

  •
  our expectations regarding the timing and structure of clinical trials of our drug and drug candidates, including telaprevir, KALYDECO (VX-770), VX-222, VX-509, VX-765, VX-661, VX-787, ALS-2158 and ALS-2200 and combinations of telaprevir with VX-222 and KALYDECO (VX-770) with VX-809 or VX-661, and the timing of our receipt of data from our clinical trials;

  •
  expectations regarding the amount of, timing of and trends with respect to our revenues, costs and expenses and other gains and losses, including those related to future product revenues and royalty revenues from sales of telaprevir, to the intangible assets associated with the ViroChem acquisition and the Alios collaboration, to gains (losses) with respect to the noncontrolling interest (Alios) and to the liabilities we recorded in connection with the September 2009 financial transactions;

  •
  the data that will be generated by ongoing and planned clinical trials and the ability to use that data to support regulatory filings;

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
July 1, 2011 to July 31, 2011	20,603	$0.01	—	—
August 1, 2011 to August 31, 2011	25,060	$0.01	—	—
September 1, 2011 to September 30, 2011	34,216	$0.01	—	—

        The repurchases were made under the terms of our Amended and Restated 2006 Stock and Option Plan. Under this plan, we award shares of restricted stock to our employees and consultants that typically are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase in the event that a restricted stock recipient's service to us is terminated. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares, which typically is the par value per share of $0.01. Repurchased shares are returned to the Amended and Restated 2006 Stock and Option Plan and are available for future awards under the terms of that plan.

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

November 3, 2011	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)