Form 10-Q/A
period 2011-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2012-03-02
CIK 875320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share Class	208,087,899 Outstanding at July 29, 2011

Explanatory Note

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2011, which was originally filed with the Securities and Exchange Commission on August 9, 2011 and amended by Amendment No. 1, which was filed with the Securities and Exchange Commission on August 19, 2011 (collectively, the “Quarterly Report”), for the sole purposes of filing, with fewer redactions, one exhibit for which we requested confidential treatment. The Exhibit Index also is being amended to add new officer certifications in accordance with Rule 13a-14(a) of the Exchange Act. This Amendment No. 2 continues to speak as of August 9, 2011, the date of the original filing of the Quarterly Report, and we have not updated the disclosures contained therein to reflect any events that occurred at a later date.

Item 6.  Exhibits

Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10Q/A	Form or Schedule	Filing Date with SEC	SEC File Number
10.1	License and Collaboration Agreement, dated June 13, 2011, by and between Alios BioPharma, Inc. and Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Switzerland) LLC. † (1)	X
10.2	Research, Development and Commercialization Agreement, dated May 24, 2004, between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated. †		10-Q/A	August 19, 2011	000-19319
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

			10-Q/A	August 19, 2011	000-19319
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.		10-Q	August 9, 2011	000-19319
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.		10-Q	August 9, 2011	000-19319
31.3	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.		10-Q/A	August 19, 2011	000-19319
31.4	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.		10-Q/A	August 19, 2011	000-19319
31.5	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.6	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-Q	August 9, 2011	000-19319
101.INS	XBRL Instance*		10-Q	August 9, 2011	000-19319
101.SCH	XBRL Taxonomy Extension Schema*		10-Q	August 9, 2011	000-19319
101.CAL	XBRL Taxonomy Extension Calculation*		10-Q	August 9, 2011	000-19319
101.LAB	XBRL Taxonomy Extension Labels*		10-Q	August 9, 2011	000-19319
101.PRE	XBRL Taxonomy Extension Presentation*		10-Q	August 9, 2011	000-19319
101.DEF	XBRL Taxonomy Extension Definition*		10-Q	August 9, 2011	000-19319

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

(1)         Originally filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q on August 9, 2011.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 2, 2012	VERTEX PHARMACEUTICALS INCORPORATED

	By:	/s/ IAN F. SMITH

Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)