Form 10-Q
period 2012-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2012-05-10
CIK 875320

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share Class	211,061,148 Outstanding at April 27, 2012

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2012

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

Part I. Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product revenues, net	$375,375	$—
Royalty revenues	38,981	6,061
Collaborative revenues	24,381	67,601

Total revenues	438,737	73,662
Costs and expenses:
Cost of product revenues	25,918	—
Royalty expenses	13,293	2,666
Research and development expenses	196,371	158,612
Sales, general and administrative expenses	111,146	71,523
Restructuring expense	360	760

Total costs and expenses	347,088	233,561

Income (loss) from operations	91,649	(159,899)
Interest income	364	1,402
Interest expense	(4,105)	(12,001)
Change in fair value of derivative instruments	—	(5,598)

Income (loss) before provision for income taxes	87,908	(176,096)
Provision for income taxes	32	—

Net income (loss)	87,876	(176,096)
Net loss attributable to noncontrolling interest (Alios)	(3,714)	—

Net income (loss) attributable to Vertex	$91,590	$(176,096)

Net income (loss) per share attributable to Vertex common shareholders:
Basic	$0.44	$(0.87)

Diluted	$0.43	$(0.87)

Shares used in per share calculations:
Basic	208,018	202,329

Diluted	219,264	202,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Comprehensive income (loss)	$88,301	$(175,662)
Comprehensive loss attributable to noncontrolling interest (Alios)	(3,714)	—

Comprehensive income (loss) attributable to Vertex	$92,015	$(175,662)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2012(1)	December 31, 2011(1)
Assets
Current assets:
Cash and cash equivalents	$267,923	$475,320
Marketable securities, available for sale	712,944	493,602
Restricted cash and cash equivalents (Alios)	58,017	51,878
Accounts receivable, net	232,228	183,135
Inventories	129,595	112,430
Prepaid expenses and other current assets	35,407	14,889

Total current assets	1,436,114	1,331,254

Restricted cash	34,090	34,090
Property and equipment, net	170,331	133,176
Intangible assets	663,500	663,500
Goodwill	30,992	30,992
Other assets	10,816	11,268

Total assets	$2,345,843	$2,204,280

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$73,226	$74,642
Accrued expenses and other current liabilities	241,483	252,299
Accrued interest	6,713	3,363
Deferred revenues, current portion	30,491	45,037
Accrued restructuring expense, current portion	4,701	4,932
Income taxes payable (Alios)	201	12,075

Total current liabilities	356,815	392,348

Deferred revenues, excluding current portion	116,189	118,095
Accrued restructuring expense, excluding current portion	20,772	21,381
Convertible senior subordinated notes (due 2015)	400,000	400,000
Deferred tax liability	241,426	243,707
Construction financing obligation	94,179	55,950
Other liabilities	10,885	7,287

Total liabilities	1,240,266	1,238,768

Commitments and contingencies:
Redeemable noncontrolling interest (Alios)	37,496	37,036

Shareholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 210,863,353 and 209,303,995 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2,087	2,072
Additional paid-in capital	4,252,284	4,200,659
Accumulated other comprehensive loss	(628)	(1,053)
Accumulated deficit	(3,323,245)	(3,414,835)

Total Vertex shareholders' equity	930,498	786,843
Noncontrolling interest (Alios)	137,583	141,633

Total shareholders' equity	1,068,081	928,476

Total liabilities and shareholders' equity	$2,345,843	$2,204,280

(1)
Amounts include the assets and liabilities of Vertex's variable interest entity ("VIE"), Alios BioPharma, Inc. ("Alios"). Vertex's interests and obligations with respect to the VIE's assets and liabilities are limited to those accorded to Vertex in its agreement with Alios. See Note C, "Collaborative Arrangements," to these condensed consolidated financial statements for amounts.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Shareholders' Equity and Noncontrolling Interest

(unaudited)

(in thousands)

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Vertex Shareholders' Equity	Noncontrolling Interest (Alios)	Total Shareholders Equity	Redeemable Noncontrolling Interest (Alios)
	Shares	Amount
Balance, December 31, 2010	203,523	$2,016	$3,947,433	$(1,067)	$(3,444,409)	$503,973	$—	$503,973	$—

Unrealized holding gains on marketable securities				69		69	—	69
Foreign currency translation adjustment				365		365	—	365
Net loss					(176,096)	(176,096)	—	(176,096)
Issuances of common stock:
Benefit plans	1,935	17	35,311			35,328	—	35,328
Stock-based compensation expense			28,033			28,033	—	28,033	—

Balance, March 31, 2011	205,458	$2,033	$4,010,777	$(633)	$(3,620,505)	$391,672	$—	$391,672	$—

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Vertex Shareholders' Equity	Noncontrolling Interest (Alios)	Total Shareholders' Equity	Redeemable Noncontrolling Interest (Alios)
	Shares	Amount
Balance, December 31, 2011	209,304	$2,072	$4,200,659	$(1,053)	$(3,414,835)	$786,843	$141,633	$928,476	$37,036

Unrealized holding gains on marketable securities				150		150	—	150
Foreign currency translation adjustment				275		275	—	275
Net income (loss)					91,590	91,590	(3,714)	87,876
Issuances of common stock:
Benefit plans	1,559	15	23,521			23,536	63	23,599
Stock-based compensation expense			27,877			27,877	61	27,938
Tax benefit from equity compensation			227			227	—	227
Change in liquidation value of redeemable noncontrolling interest						—	(460)	(460)	460

Balance, March 31, 2012	210,863	$2,087	$4,252,284	$(628)	$(3,323,245)	$930,498	$137,583	$1,068,081	$37,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$87,876	$(176,096)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,560	8,858
Stock-based compensation expense	27,688	27,879
Other non-cash based compensation expense	2,292	1,685
Secured notes (due 2012) discount amortization expense	—	6,605
Change in fair value of derivative instruments	—	5,598
Deferred incomes taxes	(2,281)	—
Other non-cash items, net	18	(204)
Changes in operating assets and liabilities:
Accounts receivable, net	(49,093)	6,922
Inventories	(16,915)	(17,662)
Prepaid expenses and other current assets	(20,541)	(12,979)
Accounts payable	(1,400)	(1,066)
Accrued expenses and other liabilities	(7,245)	(22,678)
Excess tax benefit from share-based payment arrangements	(227)	—
Accrued restructuring expense	(840)	(781)
Accrued interest	3,350	3,350
Income taxes payable (Alios)	(11,874)	—
Deferred revenues	(16,452)	(16,059)

Net cash provided by (used in) operating activities	2,916	(186,628)

Cash flows from investing activities:
Purchases of marketable securities	(403,179)	(124,996)
Sales and maturities of marketable securities	183,987	536,362
Expenditures for property and equipment	(6,155)	(4,850)
Increase in restricted cash	—	(21)
Increase in restricted cash and cash equivalents (Alios)	(6,139)	—
Increase in other assets	(216)	(543)

Net cash provided by (used in) investing activities	(231,702)	405,952

Cash flows from financing activities:
Excess tax benefit from share-based payment arrangements	227	—
Issuances of common stock from employee benefit plans	21,298	33,643
Payments to redeem a portion of secured notes (due 2012)	—	(50,000)

Net cash provided by (used in) financing activities	21,525	(16,357)

Effect of changes in exchange rates on cash	(136)	372

Net increase (decrease) in cash and cash equivalents	(207,397)	203,339
Cash and cash equivalents—beginning of period	475,320	243,197

Cash and cash equivalents—end of period	$267,923	$446,536

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Capitalization of construction in-process related to financing lease transactions	$38,229	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements

(unaudited)

A. Basis of Presentation and Accounting Policies

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2012 and 2011.

        The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 that was filed with the Securities and Exchange Commission (the "SEC") on February 22, 2012 (the "2011 Annual Report on Form 10-K").

Use of Estimates and Summary of Significant Accounting Policies

        The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, research and development expenses, stock-based compensation expense, restructuring expense, the fair value of intangible assets, noncontrolling interest (Alios), income tax provision, derivative instruments and debt securities. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections, that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

        The Company's significant accounting policies are described in Note A, "Nature of Business and Accounting Policies," in the 2011 Annual Report on Form 10-K.

Recent Accounting Pronouncements

        For a discussion of recent accounting pronouncements please refer to Note A, "Nature of Business and Accounting Policies—Recent Accounting Pronouncements," in the 2011 Annual Report on

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

A. Basis of Presentation and Accounting Policies (Continued)

Form 10-K. In the first quarter of 2012, the Company retrospectively adopted amended guidance issued in June 2011 by the Financial Accounting Standards Board that resulted in two separate, but consecutive, statements of operations and comprehensive income (loss) that affected the presentation of the Company's condensed consolidated financial statements. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2012 that had a material effect on the Company's condensed consolidated financial statements.

B. Product Revenues, Net

        The Company sells its products principally to a limited number of major wholesalers, as well as selected regional wholesalers and specialty pharmacy providers (collectively, its "Distributors"), that subsequently resell the products to patients and health care providers. The Company recognizes net revenues from product sales upon delivery as long as (i) there is persuasive evidence that an arrangement exists between the Company and the Distributor, (ii) collectibility is reasonably assured and (iii) the price is fixed or determinable.

        The Company has written contracts with its Distributors and delivery occurs when a shipment of a product is received. The Company evaluates the creditworthiness of each of its Distributors to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from sales to Distributors and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues based on the wholesale acquisition cost that the Company charges its Distributors. The Company estimates its net product revenues by deducting from its gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and distributor fees, (b) estimated government and private payor rebates, chargebacks and discounts, such as Medicaid reimbursements, (c) reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients.

  Trade Allowances:    The Company generally provides invoice discounts on product sales to its Distributors for prompt payment and pays fees for distribution services, such as fees for certain data that Distributors provide to the Company. The payment terms for sales to Distributors generally include a 2% discount for payment within 30 days. The Company expects that, based on its experience, its Distributors will earn these discounts and fees, and deducts the full amount of these discounts and fees from its gross product revenues and accounts receivable at the time such revenues are recognized.

  Rebates, Chargebacks and Discounts:    The Company contracts with Medicaid, other government agencies and various private organizations (collectively, its "Third-party Payors") so that products will be eligible for purchase by, or partial or full reimbursement from, such Third-party Payors. The Company estimates the rebates, chargebacks and discounts it will provide to Third-party Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. For each product, the Company estimates the aggregate rebates, chargebacks and discounts that it will provide to Third-party Payors based upon (i) the Company's contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Product Revenues, Net (Continued)

  government-funded programs and (iii) information obtained from the Company's Distributors and other third parties regarding the payor mix for such product.

  Product Returns:    The Company estimates the amount of each product that will be returned and deducts these estimated amounts from its gross revenues at the time the revenues are recognized. The Company's Distributors have the right to return unopened unprescribed packages beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. Based on the inventory levels held by its Distributors and its distribution model, the Company believes that returns of its products will be minimal.

  Other Incentives:    Other incentives that the Company offers to indirect customers include co-pay mitigation rebates provided by the Company to commercially insured patients who have coverage and who reside in states that permit co-pay mitigation programs. The Company's co-pay mitigation program is intended to reduce each participating patient's portion of the financial responsibility for a product's purchase price to a specified dollar amount. Based upon the terms of the Company's co-pay mitigation programs, the Company estimates average co-pay mitigation amounts for each of its products in order to establish its accruals for co-pay mitigation rebates and deducts these estimated amounts from its gross product revenues at the later of the date (i) the revenues are recognized or (ii) the incentive is offered. The Company's co-pay mitigation rebates are subject to expiration.

        The following table summarizes activity in each of the product revenue allowance and reserve categories described above during the three months ended March 31, 2012:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2011	$11,162	$52,659	$340	$5,202	$69,363
Provision related to current period sales	15,841	49,941	106	5,401	71,289
Adjustments related to prior period sales	—	2,114	—	60	2,174
Credits/payments made	(18,151)	(37,770)	—	(7,079)	(63,000)

Balance at March 31, 2012	$8,852	$66,944	$446	$3,584	$79,826

C. Collaborative Arrangements

Janssen Pharmaceutica, N.V.

        In 2006, the Company entered into a collaboration agreement with Janssen Pharmaceutica, N.V. ("Janssen") for the development, manufacture and commercialization of telaprevir, which Janssen began marketing under the brand name INCIVO™ in certain of its territories outside of the United States in September 2011. Under the collaboration agreement, Janssen agreed to be responsible for 50% of the drug development costs incurred under the development program for the parties' territories (North America for the Company, and the rest of the world, other than the Far East, for Janssen) and has exclusive rights to commercialize telaprevir in its territories including Europe, South America, the Middle East, Africa and Australia.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

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

        Janssen made a $165.0 million up-front license payment to the Company in 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. As of March 31, 2012, there were $52.8 million in deferred revenues related to this up-front license payment that the Company expects to recognize over the remaining estimated period of performance.

        Under the agreement, Janssen agreed to make contingent milestone payments for successful development, approval and launch of telaprevir as a product in its territories. At the inception of the agreement, the Company determined that all of these contingent milestones were substantive and would result in revenues in the period in which the milestone was achieved. The Company has earned $350.0 million of these contingent milestone payments, including a $50.0 million milestone payment earned in the first quarter of 2011 in connection with the European Medicines Agency's ("EMA") acceptance of the marketing authorization application ("MAA") for INCIVO. The Company does not expect to receive any further milestone payments pursuant to this agreement.

        Under the collaboration agreement for telaprevir, each party incurs internal and external reimbursable expenses related to the telaprevir development program and is reimbursed for 50% of these expenses. The Company recognizes the full amount of the reimbursable costs it incurs as research and development expenses on its condensed consolidated statements of operations. The Company recognizes the amounts that Janssen is obligated to pay the Company with respect to reimbursable expenses net of reimbursable expenses incurred by Janssen as collaborative revenues. In the first quarters of 2012 and 2011, Janssen incurred more reimbursable costs than the Company, and the net amounts payable by the Company to reimburse Janssen for expenses were recorded as a reduction of collaborative revenues.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

        During the three months ended March 31, 2012 and 2011, the Company recognized the following revenues attributable to the Janssen collaboration:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Royalty revenues	$32,884	$—

Collaborative revenues:
Amortized portion of up-front payment	$3,107	$3,107
Milestone revenues	—	50,000
Net payment for telaprevir development costs	(1,139)	(1,145)
Reimbursement for manufacturing services	4,449	4,154

Total collaborative revenues attributable to the Janssen collaboration	$6,417	$56,116

Total revenues attributable to the Janssen collaboration	$39,301	$56,116

Mitsubishi Tanabe Pharma Corporation

        The Company has a collaboration agreement (the "MTPC Agreement") with Mitsubishi Tanabe Pharma Corporation ("Mitsubishi Tanabe") pursuant to which Mitsubishi Tanabe has a fully-paid license to manufacture and commercialize TELAVIC™ (the brand name under which Mitsubishi Tanabe is marketing telaprevir) to treat hepatitis C virus ("HCV") infection in Japan and specified other countries in the Far East. In September 2011, Mitsubishi Tanabe obtained approval to market TELAVIC in Japan.

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

        Mitsubishi Tanabe may terminate the MTPC Agreement at any time without cause upon 60 days' prior written notice to the Company. The MTPC Agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the MTPC Agreement will continue in effect until the expiration of the last-to-expire patent covering telaprevir. In Japan, the Company has a patent covering the composition-of-matter of telaprevir that expires in 2021.

        The $105.0 million payment that the Company received in the third quarter of 2009 in connection with the amendment is a nonrefundable, up-front license fee, and revenues related to this payment are being recognized on a straight-line basis over the expected period of performance of the Company's obligations under the amended agreement. As of March 31, 2012, there were $3.2 million in deferred

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

revenues remaining related to this up-front license payment that will be recognized in the second quarter of 2012. In connection with the amendment to the MTPC Agreement, the Company agreed to supply manufacturing services to Mitsubishi Tanabe, until April 2012, through the Company's third-party manufacturing network for telaprevir.

        During the three months ended March 31, 2012 and 2011, the Company recognized the following collaborative revenues attributable to the Mitsubishi Tanabe collaboration:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Amortized portion of up-front payments	$9,558	$9,558
Milestone revenues	485	1,212
Payments for manufacturing services	3,991	715

Total collaborative revenues attributable to the Mitsubishi Tanabe collaboration	$14,034	$11,485

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

        The Company entered into the original collaboration agreement with CFFT in 2004 and amended it several times to, among other things, provide partial funding for its cystic fibrosis drug discovery and development efforts. In 2006, the Company received a $1.5 million milestone payment from CFFT. There are no additional milestones payable by CFFT to the Company pursuant to the collaboration agreement, as amended. Under the April 2011 Amendment, CFFT agreed to provide the Company with up to $75.0 million in funding over approximately five years for corrector-compound research and development activities. The Company retains the right to develop and commercialize KALYDECO™ (ivacaftor), VX-809, VX-661 and any other compounds discovered during the course of the research collaboration with CFFT. During the three months ended March 31, 2012 and 2011, the Company recognized $3.9 million and $0 in collaborative revenues pursuant to this collaboration, respectively.

        In the original agreement, as amended prior to the April 2011 Amendment, the Company agreed to pay CFFT tiered royalties calculated as a percentage, ranging from single digits to sub-teens, of annual net sales of any approved drugs discovered during the research term that ended in 2008, including KALYDECO, VX-809 and VX-661. The April 2011 Amendment provides for a tiered royalty in the same range on net sales of corrector compounds discovered during the research term that began in 2011. The Company also is obligated to make two one-time commercial milestone payments upon achievement of certain sales levels for a potentiator compound such as KALYDECO and two one-time commercial milestone payments upon achievement of certain sales levels for a corrector compound

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

such as VX-809 or VX-661. KALYDECO was approved by the United States Food and Drug Administration ("FDA") on January 31, 2012, and the Company filed its MAA with the EMA for ivacaftor in October 2011.

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

Alios BioPharma, Inc.

  License and Collaboration Agreement

        On June 13, 2011, the Company entered into a license and collaboration agreement (the "Alios Agreement") with Alios, a privately-held biotechnology company. The Company and Alios are collaborating on the research, development and commercialization of two HCV nucleotide analogues discovered by Alios, ALS-2158 and ALS-2200, which are designed to act on the HCV polymerase. Alios and the Company began clinical development of these two HCV nucleotide analogues in December 2011. The Company is responsible for all costs related to development and commercialization of the compounds incurred after the effective date of the Alios Agreement, and manufacturing costs for the supply of ALS-2158 and ALS-2200 used after the effective date, and is providing funding to Alios to conduct the Phase 1 clinical trials for ALS-2158 and ALS-2200 and a research program directed to the discovery of additional HCV nucleotide analogues that act on the HCV polymerase.

        Under the terms of the Alios Agreement, the Company received exclusive worldwide rights to ALS-2158 and ALS-2200, and has the option to select additional compounds discovered in the research program. The Company paid Alios a $60.0 million up-front payment, and Alios is eligible to receive research and development milestone payments of up to $715.0 million if two compounds are approved and commercialized. As of December 31, 2011 and March 31, 2012, Alios had earned $35.0 million of these research and development milestones. Alios also is eligible to receive commercial milestone payments of up to $750.0 million, as well as tiered royalties on net sales of approved drugs.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

        The Company may terminate the Alios Agreement (i) upon 30 days' notice to Alios if the Company ceases development after both ALS-2158 and ALS-2200 have experienced a technical failure and/or (ii) upon 60 days' notice to Alios at any time after the Company completes specified Phase 2a clinical trials. The Alios Agreement also may be terminated by either party for a material breach by the other, and by Alios for the Company's inactivity or if the Company challenges certain Alios patents, in each case subject to notice and cure provisions. Unless earlier terminated, the Alios Agreement will continue in effect until the expiration of the Company's royalty obligations, which expire on a country-by-country basis on the later of (a) the date the last-to-expire patent covering a licensed product expires or (b) ten years after the first commercial sale in the country.

        Alios is continuing to operate as a separate entity, is engaged in other programs directed at developing novel drugs that are not covered by the Alios Agreement and maintains ownership of the underlying patent rights that are licensed to the Company pursuant to the Alios Agreement. Under applicable accounting guidance, the Company has determined that Alios is a VIE, that Alios is a business and that the Company is Alios' primary beneficiary. The Company based these determinations on, among other factors, the significance to Alios of the two licensed compounds and on the Company's power, through the joint steering committee for the licensed compounds established under the Alios Agreement, to direct the activities that most significantly affect the economic performance of Alios.

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

        The initial consolidation of a VIE that is determined to be a business is accounted for as a business combination. As a result, as of June 13, 2011 the Company recorded all of Alios' assets and liabilities at fair value on the Company's condensed consolidated balance sheet. The Company continues to consolidate Alios' financial statements, (A) eliminating all intercompany balances and transactions and (B) allocating loss (gain) attributable to the noncontrolling interest in Alios to net loss (gain) attributable to noncontrolling interest (Alios) in the Company's condensed consolidated statement of operations and reflecting noncontrolling interest (Alios) on the Company's condensed consolidated balance sheets.

  Intangible Assets and Goodwill

        As of March 31, 2012 and December 31, 2011, the Company had $250.6 million of intangible assets and $4.9 million of goodwill related to Alios. The Company tests Alios' intangible assets and goodwill for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstance suggest that impairment may exist. In connection with each annual impairment assessment and any interim impairment assessment, the Company compares the fair value of the asset as of the date of the assessment with the carrying value of the asset on the Company's condensed consolidated balance sheet. No impairment has been found with respect to these intangible assets or goodwill since the effective date of the collaboration.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

  Noncontrolling Interest (Alios)

        The Company records noncontrolling interest (Alios) on two lines on its condensed consolidated balance sheets. The noncontrolling interest (Alios) is reflected on two separate lines because Alios has both common shareholders and preferred shareholders that are entitled to redemption rights in certain circumstances. The Company records net income (loss) attributable to noncontrolling interest (Alios) on its condensed consolidated statements of operations, reflecting Alios' net income (loss) for the reporting period, adjusted for changes in fair value of contingent milestone and royalty payments, which are evaluated each reporting period. A summary of net loss attributable to noncontrolling interest (Alios) for the three months ended March 31, 2012 is as follows:

Three Months Ended March 31, 2012
(in thousands)
Loss before provision for income taxes	$(5,024)
Benefit from income taxes	2,280
Change in fair value of contingent milestone and royalty payments	(970)

Net loss attributable to noncontrolling interest (Alios)	$(3,714)

        The Company uses present-value models to determine the estimated fair value of the potential contingent milestone and royalty payments, based on assumptions regarding the probability of achieving the relevant milestones, estimates regarding the time to develop the Alios HCV nucleotide analogues, estimates of future cash flows from potential product sales and assumptions regarding the appropriate discount rates. In the three months ended March 31, 2012, the fair value of contingent milestone and royalty payments decreased by $1.0 million based on a rise in interest rates used in the calculation, which increased net income attributable to Vertex. If the Alios HCV nucleotide analogues continue to advance in clinical development, the Company expects it will record increases in the fair value of the contingent milestone and royalty payments in future periods, which may significantly reduce net income attributable to Vertex.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

  Alios Balance Sheet Information

        The following summarizes items related to Alios included in the Company's condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Restricted cash and cash equivalents (Alios)	$58,017	$51,878
Prepaid expenses and other current assets	2,318	2,299
Property and equipment, net	1,903	1,925
Intangible assets	250,600	250,600
Goodwill	4,890	4,890
Other assets	145	133
Accounts payable	1,739	4,132
Accrued expenses and other current liabilities	4,168	4,291
Accrued interest	13	13
Income taxes payable (Alios)	201	12,075
Deferred tax liability	113,840	116,121
Other liabilities	955	1,030
Redeemable noncontrolling interest (Alios)	37,496	37,036
Noncontrolling interest (Alios)	137,583	141,633

        The Company has recorded Alios' cash and cash equivalents as restricted cash and cash equivalents (Alios) because (i) the Company does not have any interest in or control over Alios' cash and cash equivalents and (ii) the Alios Agreement does not provide for these assets to be used for the development of the assets that the Company licensed from Alios pursuant to the collaboration. Assets recorded as a result of consolidating Alios' financial condition into the Company's condensed consolidated balance sheets do not represent additional assets that could be used to satisfy claims against the Company's general assets.

Research and Development Funding

        The Company's collaborators funded portions of the Company's research and development programs related to specific drugs, drug candidates and research targets, including, in the three months ended March 31, 2012, telaprevir, VX-661 and research directed toward identifying additional corrector compounds for the treatment of cystic fibrosis, and, in the three months ended March 31, 2011, telaprevir. The Company's collaborative revenues, including amortization of up-front license fees and milestone revenues, were $24.4 million and $67.6 million in the three months ended March 31, 2012 and 2011, respectively. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were approximately $37 million and $25 million in the three months ended March 31, 2012 and 2011, respectively.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

D. Acquisition of ViroChem Pharma Inc.

        On March 12, 2009, the Company acquired 100% of the outstanding equity of ViroChem Pharma Inc. ("ViroChem"), a privately-held biotechnology company based in Canada. As of March 31, 2012 and December 31, 2011, the Company reflected on its condensed consolidated balance sheets $412.9 million of intangible assets related to VX-222, a non-nucleoside HCV polymerase inhibitor that it added to its HCV drug development portfolio when the Company acquired ViroChem. The Company's condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 also reflected goodwill of $26.1 million related to the ViroChem acquisition. VX-222 and this goodwill are tested for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstance suggest that impairment may exist. No impairment has been found with respect to VX-222 or this goodwill since the acquisition date.

        A deferred tax liability related to ViroChem of $127.6 million recorded as of March 31, 2012 and December 31, 2011 primarily relates to the tax impact of future amortization or impairments associated with the identified intangible assets acquired from ViroChem, which are not deductible for tax purposes.

E. Earnings Per Share

        Basic and diluted net income per share attributable to Vertex common shareholders are presented in conformity with the two-class method required for participating securities. Under the two-class method, earnings are allocated to (i) Vertex common shares, excluding shares of restricted stock that have been issued but have not yet vested, and (ii) participating securities, based on their respective weighted-average shares outstanding for the period. Shares of unvested restricted stock have the non-forfeitable right to receive dividends on an equal basis with other outstanding common stock. As a result, these unvested shares of restricted stock are considered participating securities that must be included in the calculation of basic and diluted net income per share attributable to Vertex common shareholders using the two-class method. Potentially dilutive shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the assumed conversion of convertible notes.

        Basic net loss per share attributable to Vertex common shareholders is based upon the weighted-average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share attributable to Vertex common shareholders is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect is dilutive.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

E. Earnings Per Share (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Basic net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$91,590	$(176,096)
Less: Undistributed earnings allocated to participating securities	(906)	—

Net income (loss) attributable to Vertex common shareholders—basic	$90,684	$(176,096)
Basic weighted-average common shares outstanding	208,018	202,329
Basic net income (loss) attributable to Vertex per common share	$0.44	$(0.87)
Diluted net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$91,590	$(176,096)
Less: Undistributed earnings allocated to participating securities	(860)	—
Plus: Interest expense and amortization of deferred issuance costs related to convertible senior subordinated notes	3,749	—

Net income (loss) attributable to Vertex common shareholders—diluted	$94,479	$(176,096)
Weighted-average shares used to compute basic net income (loss) per common share	208,018	202,329
Effect of potentially dilutive securities:
Convertible senior subordinated notes	8,891	—
Stock options	2,289	—
Other	66	—

Weighted-average shares used to compute diluted net income (loss) per common share	219,264	202,329
Diluted net income (loss) attributable to Vertex per common share	$0.43	$(0.87)

        The Company did not include the securities described in the following table in the computation of the net income (loss) attributable to Vertex per common share calculations because the effect would have been anti-dilutive during each such period:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Stock options	13,768	22,453
Convertible senior subordinated notes	—	8,192
Unvested restricted stock and restricted stock units	16	2,206

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

F. Fair Value of Financial Instruments

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

        The Company's investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company's investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2012, the Company's investments were in a money market fund, short-term U.S. Treasury securities and short-term government-sponsored enterprise securities, corporate debt securities and commercial paper.

        As of March 31, 2012, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consisted of a money market fund, U.S. Treasury securities and government-sponsored enterprise securities. The Company's financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations. During the three months ended March 31, 2012 and 2011, the Company did not record an other-than-temporary impairment charge related to its financial assets. The Company's noncontrolling interest (Alios) includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs. Please refer to Note C, "Collaborative Arrangements," for further information.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

F. Fair Value of Financial Instruments (Continued)

        The following table sets forth the Company's financial assets (excluding Alios' cash equivalents) subject to fair value measurements as of March 31, 2012:

	Fair Value Measurements as of March 31, 2012
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$159,974	$159,974	$—	$—
Government-sponsored enterprise securities	2,150	2,150	—	—
Commercial paper	4,250	—	4,250	—
Marketable securities:
U.S. Treasury securities	26,197	26,197	—	—
Government-sponsored enterprise securities	495,318	495,318	—	—
Commercial paper	145,447	—	145,447	—
Corporate debt securities	45,982	—	45,982	—
Restricted cash	34,090	34,090	—	—

Total	$913,408	$717,729	$195,679	$—

        Alios' cash equivalents of $57.6 million as of March 31, 2012 consist of money market funds, which are valued based on Level 1 inputs.

        As of March 31, 2012, the Company had $400.0 million in aggregate principal amount of 3.35% convertible senior subordinated notes due 2015 (the "2015 Notes") on its condensed consolidated balance sheet. At March 31, 2012, these 2015 Notes had a fair value of approximately $458 million as obtained from a quoted market source.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

G. Marketable Securities

        A summary of the Company's cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of March 31, 2012
Cash and cash equivalents:
Cash and money market funds	$261,523	$—	$—	$261,523
Government-sponsored enterprise securities	2,150	—	—	2,150
Commercial paper	4,250	—	—	4,250

Total cash and cash equivalents	$267,923	$—	$—	$267,923

Marketable securities:
U.S. Treasury securities (due within 1 year)	$26,200	$—	$(3)	$26,197
Government-sponsored enterprise securities (due within 1 year)	495,375	2	(59)	495,318
Commercial paper (due within 1 year)	145,305	142	—	145,447
Corporate debt securities (due within 1 year)	46,023	5	(46)	45,982

Total marketable securities	$712,903	$149	$(108)	$712,944

Total cash, cash equivalents and marketable securities	$980,826	$149	$(108)	$980,867

As of December 31, 2011
Cash and cash equivalents:
Cash and money market funds	$362,035	$—	$—	$362,035
Government-sponsored enterprise securities	113,302	—	(17)	113,285

Total cash and cash equivalents	$475,337	$—	$(17)	$475,320

Marketable securities:
U.S. Treasury securities (due within 1 year)	$22,105	$2	$—	$22,107
Government-sponsored enterprise securities (due within 1 year)	471,589	8	(102)	471,495

Total marketable securities	$493,694	$10	$(102)	$493,602

Total cash, cash equivalents and marketable securities	$969,031	$10	$(119)	$968,922

        Alios' $58.0 million and $51.9 million of cash and money market funds as of March 31, 2012 and December 31, 2011, respectively, recorded on the Company's condensed consolidated balance sheets in "Restricted cash and cash equivalents (Alios)," are not included in the above table.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

H. Inventories

        The following table sets forth the Company's inventories as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012	As of December 31, 2011
	(in thousands)
Raw materials	$28,510	$32,213
Work in process	74,740	47,010
Finished goods	26,345	33,207

Total	$129,595	$112,430

        The Company's inventories as of March 31, 2012 consisted of INCIVEK™ (telaprevir) and KALYDECO manufacturing costs and as of December 31, 2011 consisted solely of INCIVEK manufacturing costs. The Company began capitalizing inventory costs for KALYDECO on January 1, 2012.

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

        Because the Company is involved in the construction project, including having responsibility to pay for a portion of the costs of tenant improvements and structural elements of the Buildings, the Company is deemed for accounting purposes to be the owner of the Buildings during the construction period. Accordingly, the Company has recorded, as of March 31, 2012 and December 31, 2011, $92.9 million and $54.7 million, respectively, of project construction costs incurred by the landlord as an asset and a corresponding financing obligation in "Property and equipment, net" and "Construction financing obligation," respectively, on the Company's condensed consolidated balance sheets.

        The Company bifurcates its future lease payments pursuant to the Fan Pier Leases into (i) a portion that is allocated to the Buildings and (ii) a portion that is allocated to the land on which the Buildings are being built. Although the Company will not begin making lease payments pursuant to the Fan Pier Leases until the Company occupies the Buildings, the portion of the lease obligations allocated to the land is treated for accounting purposes as an operating lease that commenced in the second quarter of 2011. The Company recorded $1.6 million in expense related to this operating lease during the first quarter of 2012.

        Once the construction of the Buildings is completed, the Company will evaluate the Fan Pier Leases in order to determine whether or not the leases meet the criteria for "sale-leaseback" treatment. The Company expects that upon completion of construction of the Buildings the Fan Pier Leases will not meet the "sale-leaseback" criteria. If the Fan Pier Leases do not meet "sale-leaseback" criteria, the Company will treat the Buildings as a financing obligation and the asset will be depreciated

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

I. Fan Pier Leases (Continued)

over its estimated useful life. If the Fan Pier Leases meet the "sale-leaseback" criteria, the Company will remove the asset and the related liability from its condensed consolidated balance sheet and treat the Fan Pier Leases as either operating or capital leases based on the Company's assessment of the accounting guidance.

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

        Prior to October 1, 2013, if the closing price of the Company's common stock has exceeded 130% of the then applicable conversion price for at least 20 trading days within a period of 30 consecutive trading days, the Company may redeem the 2015 Notes at its option, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2015 Notes to be redeemed. If the Company elects to redeem the 2015 Notes prior to October 1, 2013, or the holder elects to convert the 2015 Notes into shares of the Company's common stock after receiving notice of such redemption, the Company will be obligated to make an additional payment, payable in cash or, subject to certain conditions, shares of the Company's common stock, so that the Company's total interest payments on the 2015 Notes being redeemed and such additional payment shall equal three years of interest. On or after October 1, 2013, the Company may redeem the 2015 Notes at its option, in whole or in part, at the redemption prices stated in the Indenture plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

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

        Based on the Company's evaluation of the 2015 Notes, the Company determined that the 2015 Notes contain a single embedded derivative. This embedded derivative relates to potential penalty interest payments that could be imposed on the Company for a failure to comply with its securities reporting obligations pursuant to the 2015 Notes. This embedded derivative required bifurcation because it was not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of September 28, 2010, the issue date of the 2015 Notes, December 31, 2011, and March 31, 2012.

K. Stock-based Compensation Expense

        The Company issues stock options, restricted stock and restricted stock units with service conditions, which are generally the vesting periods of the awards. The Company also has issued, to certain members of senior management, restricted stock and restricted stock units that vest upon the earlier of the satisfaction of (i) a performance condition or (ii) a service condition, and stock options that vest upon the earlier of the satisfaction of (a) performance conditions or (b) a service condition. In addition, the Company issues shares pursuant to an employee stock purchase plan ("ESPP").

        The effect of stock-based compensation expense during the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$18,222	$19,624
Restricted stock and restricted stock units	7,286	6,830
ESPP share issuances	2,430	1,579
Less stock-based compensation expense capitalized to inventories	(250)	(154)

Total stock-based compensation expense included in costs and expenses	$27,688	$27,879

Stock-based compensation expense by line item:
Research and development expenses	$17,204	$18,549
Sales, general and administrative expenses	10,484	9,330

Total stock-based compensation expense included in costs and expenses	$27,688	$27,879

        During the three months ended March 31, 2012 and 2011, the Company capitalized $0.3 million and $0.2 million, respectively, of stock-based compensation expense to inventories, all of which was attributable to employees who supported the Company's manufacturing operations related to the Company's products.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Stock-based Compensation Expense (Continued)

        The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 31, 2012 by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of March 31, 2012
	Unrecognized Expense Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$165,361	2.93
Restricted stock and restricted stock units	51,004	2.72
ESPP share issuances	2,892	0.49

        The following table summarizes information about stock options outstanding and exercisable at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$9.07–$20.00	2,352	2.98	$15.52	2,352	$15.52
$20.01–$30.00	1,793	6.73	29.05	1,304	28.80
$30.01–$40.00	16,299	7.53	36.10	8,660	35.23
$40.01–$50.00	403	8.75	44.42	92	44.53
$50.01–$57.27	2,026	9.20	52.18	413	52.82

L. September 2009 Financial Transactions

2012 Notes

        In September 2009, the Company sold $155.0 million in aggregate of secured notes due 2012 (the "2012 Notes") for an aggregate of $122.2 million pursuant to a note purchase agreement with Olmsted Park S.A. (the "Purchaser"). The 2012 Notes were scheduled to mature on October 31, 2012, subject to earlier mandatory redemption to the extent that specified milestone events set forth in the Company's collaboration with Janssen occurred prior to October 31, 2012. In February 2011, the Company received a milestone payment of $50.0 million and subsequently redeemed $50.0 million of 2012 Notes pursuant to their terms. The remaining $105.0 million of 2012 Notes were redeemed on October 31, 2011, with the proceeds of milestone payments received from Janssen in October 2011. The 2012 Notes contained an embedded derivative related to the potential mandatory redemption or early repayment of the 2012 Notes at the face amount prior to their maturity date. The fair value of this embedded derivative was evaluated quarterly, with changes in the fair value of the embedded derivative resulting in a corresponding loss or gain. The Company recorded quarterly interest expense related to the 2012 Notes using the effective interest rate method.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

L. September 2009 Financial Transactions (Continued)

Sale of Contingent Milestone Payments

        In September 2009, the Company entered into two purchase agreements with the Purchaser pursuant to which the Company sold its rights to an aggregate of $95.0 million in contingent milestone payments under the Janssen agreement related to the launch of telaprevir in the European Union, for nonrefundable payments totaling $32.8 million. The Purchaser received the $95.0 million in milestone payments from Janssen in the fourth quarter of 2011. The Company determined that this sale of a future revenue stream should be accounted for as a liability. The fair value of the rights sold to the Purchaser pursuant to the purchase agreements was evaluated each reporting period until the payments were received in the fourth quarter of 2011, with changes in the fair value of the derivative instruments based on the probability of achieving the milestones, the timing of achieving the milestones or discount rates resulting in a corresponding gain or loss.

Expenses Related to September 2009 Financial Transactions

        The tables below set forth the total expenses related to the September 2009 financial transactions for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Expenses and Losses (Gains):
Interest expense related to 2012 Notes	$—	$7,934
Change in fair value of embedded derivative related to 2012 Notes	—	(1,496)
Change in fair value of free-standing derivatives related to the sale of milestone payments	—	7,094

Total September 2009 financial transaction expenses	$—	$13,532

M. Sale of HIV Protease Inhibitor Royalty Stream

        In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of March 31, 2012, the Company had $90.7 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

N. Credit Agreement

        In January 2011, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent and lender. The credit agreement provides for a $100.0 million revolving credit facility that is initially unsecured. As of March 31, 2012, the Company had not borrowed any amount under the credit agreement.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

N. Credit Agreement (Continued)

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

O. Income Taxes

        For the three months ended March 31, 2012, the Company recorded a provision for income taxes attributable to Vertex of $2.3 million offset by a benefit from income taxes attributable to noncontrolling interest (Alios) of $2.3 million.

        The Company has no liability for taxes payable by Alios. As such, the portion of the income tax provision related to Alios has been allocated to noncontrolling interest (Alios). As of March 31, 2012, Alios had an income taxes payable of $0.2 million and a deferred tax liability of $113.8 million reflected in the condensed consolidated balance sheets.

        As of March 31, 2012 and December 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of March 31, 2012 and December 31, 2011.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

O. Income Taxes (Continued)

        The Company was profitable in 2011 and the first quarter of 2012, but continues to maintain a valuation allowance on its net operating losses and other deferred tax assets because of its extended history of annual losses. The Company's U.S. federal net operating loss carryforwards totaled approximately $2.7 billion as of December 31, 2011. On a quarterly basis, the Company reassesses the valuation allowance for deferred income tax assets. The Company would consider reversing a significant portion of the valuation reserve upon assessment of certain factors, including (i) a demonstration of sustained profitability and (ii) the support of internal financial forecasts demonstrating the utilization of the net operating loss carryforwards prior to their expiration. If the Company determines that the reversal of all or a portion of the valuation reserves is appropriate, a significant benefit could be recognized against its income tax provision in the period of the reversal.

        The Company files U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the United States before 2007 and any other major taxing jurisdiction for years before 2005, except where the Company has net operating losses or tax credit carryforwards that originated before 2005. The Company is currently under examination by Revenue Quebec for the year ended March 11, 2009 and the year ended December 31, 2007. No adjustments have been reported. The Company is not under examination by any other jurisdictions for any tax year.

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

P. Restructuring Expense

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

        The restructuring expense incurred in the three months ended March 31, 2012 and 2011 relates only to the portion of the Kendall Square Facility that the Company is not occupying and does not intend to occupy for its operations. The remaining lease obligations, which are associated with the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

P. Restructuring Expense (Continued)

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

        In each period, the Company records lease restructuring expense attributable to imputed interest related to the restructuring liability. In certain periods, the restructuring expense also reflects the revision of certain key estimates and assumptions about building operating expenses and sublease income. The activities related to the restructuring liability for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Liability, beginning of the period	$26,313	$29,595
Cash payments	(3,686)	(3,736)
Cash received from subleases	2,486	2,195
Restructuring expense	360	760

Liability, end of the period	$25,473	$28,814

Q. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of March 31, 2012 or December 31, 2011.

R. Guarantees

        As permitted under Massachusetts law, the Company's Articles of Organization and By-laws provide that the Company will indemnify certain of its officers and directors for certain claims asserted against them in connection with their service as an officer or director. The maximum potential amount of future payments that the Company could be required to make under these indemnification

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

R. Guarantees (Continued)

provisions is unlimited. However, the Company has purchased directors' and officers' liability insurance policies that could reduce its monetary exposure and enable it to recover a portion of any future amounts paid. No indemnification claims currently are outstanding, and the Company believes the estimated fair value of these indemnification arrangements is minimal.

        The Company customarily agrees in the ordinary course of its business to indemnification provisions in agreements with clinical trial investigators and sites in its drug development programs, sponsored research agreements with academic and not-for-profit institutions, various comparable agreements involving parties performing services for the Company and its real estate leases. The Company also customarily agrees to certain indemnification provisions in its drug discovery, development and commercialization collaboration agreements. With respect to the Company's clinical trials and sponsored research agreements, these indemnification provisions typically apply to any claim asserted against the investigator or the investigator's institution relating to personal injury or property damage, violations of law or certain breaches of the Company's contractual obligations arising out of the research or clinical testing of the Company's compounds or drug candidates. With respect to lease agreements, the indemnification provisions typically apply to claims asserted against the landlord relating to personal injury or property damage caused by the Company, to violations of law by the Company or to certain breaches of the Company's contractual obligations. The indemnification provisions appearing in the Company's collaboration agreements are similar to those for the other agreements discussed above, but in addition provide some limited indemnification for its collaborator in the event of third-party claims alleging infringement of intellectual property rights. In each of the cases above, the indemnification obligation generally survives the termination of the agreement for some extended period, although the Company believes the obligation typically has the most relevance during the contract term and for a short period of time thereafter. The maximum potential amount of future payments that the Company could be required to make under these provisions is generally unlimited. The Company has purchased insurance policies covering personal injury, property damage and general liability that reduce its exposure for indemnification and would enable it in many cases to recover all or a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.

        The Company entered into an underwriting agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated dated September 23, 2010 (the "Underwriting Agreement"), relating to the public offering and sale of the 2015 Notes. The Underwriting Agreement requires the Company to indemnify the underwriter against any loss it may suffer by reason of the Company's breach of any representation or warranty relating to the public offering, the Company's failure to perform certain covenants in the Underwriting Agreement, the inclusion of any untrue statement of material fact in the prospectus used in connection with the offering, the omission of any material fact needed to make those materials not misleading and any actions taken by the Company or its representatives in connection with the offering. The representations, warranties, covenants and indemnification provisions in the Underwriting Agreement are of a type customary in agreements of this sort. The Company believes the estimated fair value of this indemnification arrangement is minimal.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are in the business of discovering, developing, manufacturing and commercializing small molecule drugs for the treatment of serious diseases. Our two products are INCIVEK™ (telaprevir), which is approved in the United States and Canada for the treatment of adults with genotype 1 hepatitis C virus, or HCV, infection, and KALYDECO™ (ivacaftor), which is approved in the United States for the treatment of patients six years of age or older with cystic fibrosis, or CF, who have a specific genetic mutation that is referred to as the G551D mutation. We began marketing INCIVEK in the United States in May 2011. Our collaborator, Janssen Pharmaceutica, N.V., or Janssen, began marketing telaprevir in its territories under the brand name INCIVO™ in the third quarter of 2011, and our collaborator, Mitsubishi Tanabe Pharma Corporation, or Mitsubishi Tanabe, began marketing telaprevir in Japan under the brand name TELAVIC™ in the fourth quarter of 2011. We began marketing KALYDECO in the United States in January 2012, and we expect to obtain approval to market ivacaftor in the European Union in the third quarter of 2012.

        We began generating earnings as a cashflow positive company in the second half of 2011 after experiencing significant losses in preceding periods. In the first quarter of 2012, we had net income attributable to us of $91.6 million and recognized net product revenues on sales of INCIVEK and KALYDECO of $356.9 million and $18.4 million, respectively. In addition, we recognized royalty revenues of $32.9 million on sales of INCIVO by Janssen in the first quarter of 2012. In order to maintain profitability and continue our strategic investment in research and development activities, we will need to continue to generate significant revenues in future periods.

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

Commercialization and Competition

        We believe that by focusing on serious diseases and innovative drugs that have the potential to provide significant advantages over existing therapies, we can increase the likelihood that our drug candidates, if approved, will be commercially successful. Our marketing efforts in the United States have focused on establishing an effective sales force and managed markets organization to promote our products to health care providers and payors; implementing appropriate marketing, distribution and pricing strategies; and maintaining appropriate and sustained levels of inventory.

        We believe that initial sales of INCIVEK have confirmed its commercially competitive profile, and to date a significant group of patients with genotype 1 HCV infection have sought treatment with an INCIVEK-based treatment regimen. We and Janssen are competing with Merck & Co., Inc.'s VICTRELIS™ (boceprevir), another HCV protease inhibitor that was approved for sale in the United States and Europe in 2011. We believe that sales of INCIVEK are subject to some seasonal fluctuations as, for example, we believe that fewer patients started treatment with INCIVEK in December 2011 than during the preceding and following periods. Sales of drugs that obtain initial market acceptance may decline for a variety of reasons, including increased competition from currently approved competitive drugs, the introduction of new competitive drugs, adverse information regarding the safety characteristics or efficacy of the drug, significant new information regarding potential future treatment regimens that are being evaluated in clinical trials or enrollment by patients with genotype 1 HCV infection in clinical trials being conducted by us or our competitors.

        We, along with a number of competitors, are pursuing development programs involving all-oral combinations of HCV drugs and drug candidates with the goal of developing improved treatment regimens for HCV infection that could render the current treatments, which include the administration of pegylated-interferon, or peg-IFN, by injection, noncompetive. In particular, each of Abbott Laboratories, Bristol-Myers Squibb Company and Gilead Sciences, Inc. is actively pursuing development of all-oral combination treatment regimens to treat HCV infection. To date, potential all-oral treatment regimens have been evaluated in Phase 2 clinical trials involving relatively small numbers of patients. However, we expect that one or more companies may begin registration programs evaluating potential all-oral combination regimens for the treatment of genotype 1 HCV infection in 2012. While the development and regulatory timelines for these drug candidates are highly subjective and subject to change, we believe that substantial additional clinical data regarding these drug candidates and potential all-oral treatment regimens will become available in 2012 and 2013 and that one or more all-oral treatment regimens could enter the market as early as 2014 or 2015.

        KALYDECO (ivacaftor) is a treatment for patients with CF six years of age or older who have a specific genetic mutation that is referred to as the G551D mutation. As with other marketed therapies for orphan diseases such as CF, we believe that we will be able to obtain adequate reimbursement for KALYDECO in the United States. In addition, we are focused on obtaining approval and adequate reimbursement for ivacaftor in Europe and plan to seek approval for ivacaftor in a number of other countries, including Canada and Australia. As of April 2012, we believe that approximately 600 patients have started treatment with KALYDECO. We are planning to conduct three clinical trials to evaluate KALYDECO as a monotherapy in additional patient populations, including patients with other mutations in the cystic fibrosis transmembrane conductance regulator, or CFTR, gene and patients younger than six years of age. These clinical trials are subject to many of the same risks and uncertainties as the clinical trials for our drug candidates. Even if these clinical trials are successful, we do not expect we would obtain approval for the use of KALYDECO in additional populations until 2013 or later.

        In addition to the factors described above, approved drugs continue to be subject to, among other things, numerous regulatory risks, post-approval safety monitoring and risks related to supply chain disruptions. As a result, it is difficult to predict future revenues that will be generated from sales by us of INCIVEK and KALYDECO and by Janssen of INCIVO.

Drug Development

        Discovery and development of a new pharmaceutical product is a difficult and lengthy process that requires significant financial resources along with extensive technical and regulatory expertise and can take 10 to 15 years or more. Potential drug candidates are subjected to rigorous evaluations, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, side-effects, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing as a pharmaceutical product. Most chemical compounds that are investigated as potential drug candidates never progress into development, and most drug candidates that do advance into development never receive marketing approval. We cannot predict whether or not we will encounter problems with any of our completed, ongoing or planned clinical trials that could cause us or regulatory authorities to delay or suspend the clinical trial. Because our investments in drug candidates are subject to considerable risks, we closely monitor the results of our discovery research, clinical trials and nonclinical studies, and frequently evaluate our drug development programs in light of new data and scientific, business and commercial insights, with the objective of balancing risk and potential. This process can result in relatively abrupt changes in focus and priority as new information becomes available and we gain additional understanding of our ongoing programs and potential new programs as well as those of our competitors.

        If we believe the data from a completed registration program support approval of a drug candidate, we submit a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, requesting approval to market the drug candidate in the United States. We also may seek analogous approvals from comparable regulatory authorities in foreign jurisdictions, such as a Marketing Authorization Application in the European Union. To obtain approval, we must, among other things, demonstrate with evidence gathered in nonclinical studies and well-controlled clinical trials that the drug candidate is safe and effective for the disease it is intended to treat and that the manufacturing facilities, processes and controls for the manufacture of the drug candidate are adequate. The FDA and foreign regulatory authorities have substantial discretion in deciding whether or not a drug candidate should be granted approval based on the benefits and risks of the drug candidate in the treatment of a particular disease, and could delay, limit or deny regulatory approval. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for the drug candidate involved will be harmed.

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

Regulatory Compliance

        Our marketing of pharmaceutical products, which began in May 2011, is subject to extensive and complex laws and regulations. We have a corporate compliance program designed to promote a culture of compliance and to actively identify, prevent and mitigate risk. Among other laws, regulations and standards, we are subject to various U.S. federal and state laws and comparable foreign laws pertaining to health care fraud and abuse, including anti-kickback and false claims statutes, and laws prohibiting the promotion of drugs for unapproved, or off-label, uses. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from presenting for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. We expect to continue to devote substantial resources to maintain, administer and expand these compliance programs globally.

Recent Developments

CF

Interim data from Phase 2 clinical trial of VX-809 in combination with KALYDECO

        In May 2012, we disclosed information about an interim analysis of data from Part 2 of an ongoing Phase 2 clinical trial of VX-809 and KALYDECO. This part of the clinical trial enrolled 108 people with CF ages 18 and older with one (heterozygous) or two (homozygous) copies of the F508del mutation in the CFTR gene, who were divided into five treatment groups of approximately 20 patients each. Three groups of homozygous patients were randomized to receive VX-809 alone (200mg, 400mg or 600mg) for 28 days and then in combination with KALYDECO (250mg) for an additional 28 days. One group of heterozygous patients is receiving VX-809 alone (600mg) for 28 days and then in combination with KALYDECO (250mg) for an additional 28 days. The placebo group includes both homozygous and heterozygous patients. Nearly half of people with CF are estimated to have two copies of the F508del mutation in the CFTR gene.

        We conducted the planned interim analysis after approximately half of the patients in Part 2 of this clinical trial had completed all 56 days of treatment. Pooled data from the 37 patients with CF who have two copies (homozygous) of the F508del mutation and who had completed all 56 days of treatment demonstrated a statistically significant improvement in lung function (absolute change in percent predicted FEV1) across the combined homozygous treatment groups relative to baseline compared to the 11 patients with one or two copies of the F508del mutation who received placebo (p=0.002). Of those who received VX-809 and KALYDECO, approximately 46 percent (17/37) experienced an absolute improvement from baseline to Day 56 in lung function of 5 percentage points or more, and approximately 30 percent (11/37) experienced an absolute improvement from baseline to Day 56 of 10 percentage points or more. Evaluation of the 21 patients with one copy (heterozygous) of the F508del mutation in the CFTR gene is ongoing, but at the time of the announced interim analysis, not enough heterozygous patients had completed the clinical trial to draw conclusions. None of the patients treated with placebo (0/11) achieved a 5-percentage point or more improvement from baseline to Day 56 in lung function. Most adverse events across all clinical trial arms were mild or moderate in severity and comparable between treatment and placebo groups.

        Elevated sweat chloride levels are a diagnostic hallmark in CF and are the result of CFTR protein dysfunction. Although not a clinically validated endpoint, a reduction in sweat chloride is considered to be a biomarker of improved CFTR function in the skin. One of the two primary endpoints in Part 2 of this clinical trial is change in sweat chloride levels from Day 28 to Day 56. In the interim analysis, we observed reductions in sweat chloride levels between Day 28 and Day 56 in homozygous patients treated with VX-809 and KALYDECO. At the time of the interim analysis, these reductions were not statistically significant. A statistically significant reduction in sweat chloride levels was observed in patients treated with VX-809 alone (baseline to Day 28).

        A co-primary endpoint in this clinical trial is safety. Safety results reported in connection with the interim analysis include data from all patients who had started treatment prior to the interim analysis. VX-809 generally was well-tolerated alone and in combination with KALYDECO. The most common adverse events were pulmonary in nature. Most adverse events were mild or moderate in severity and comparable between treatment and placebo groups. The rate of serious adverse events was similar between treatment and placebo groups.

        This clinical trial is ongoing and we expect that complete data, including statistical analyses for all patient groups, will be available in mid-2012. We plan to start a pivotal clinical trial of VX-809 and KALYDECO in people with two copies of the F508del mutation, subject to the final results from this Phase 2 clinical trial and discussions with regulatory agencies. The complete data will be included in the final clinical trial analysis and will be used to determine next steps for the development of VX-809 and KALYDECO in heterozygous F508del patients as well as homozygous patients.

        A clinical trial of VX-661, also a corrector compound, dosed in combination with KALYDECO, is ongoing, and we expect data from this clinical trial in the second half of 2012.

KALYDECO

  •
  In mid-2012, we plan to initiate pivotal clinical trials of KALYDECO in patients with CF who have at least one copy of the R117H mutation in the CFTR gene and in patients who have other gating mutations. The R117H mutation is present in approximately three percent of patients with CF in the United States and the other gating mutations are present in approximately one percent of patients with CF in the United States. Subject to final feedback from regulatory agencies, we also plan to initiate a pivotal clinical trial of KALYDECO in patients with CF as young as two years of age who have gating mutations.

HCV

  •
  In February 2012, we announced interim data from two treatment arms of a Phase 2 clinical trial evaluating VX-222 in combination with INCIVEK and ribavirin in treatment-naïve patients with genotype 1 HCV infection. The interim data showed that HCV RNA levels were undetectable for 83 percent of patients in these treatment arms at week 12, and that 9 of the 11 patients who were eligible to stop all treatment at 12 weeks had undetectable HCV RNA levels four weeks after the end of all treatment. The three-drug treatment regimen was generally well-tolerated, with the majority of adverse events reported as mild.

  •
  We plan to initiate a Phase 2b clinical trial to evaluate combination regimens of INCIVEK, VX-222 and ribavirin in the second quarter of 2012. This clinical trial will enroll approximately 100 patients and will evaluate total treatment durations as short as 12 weeks in patients with genotype 1 HCV infection.

  •
  In March 2012, we announced interim data from a Phase 2 clinical trial evaluating the safety and tolerability of INCIVEK in combination with peg-IFN and ribavirin in patients co-infected with genotype 1 HCV infection and human immunodeficiency virus, or HIV. The interim data showed that 74 percent of patients who were treated with INCIVEK combination therapy had undetectable HCV RNA levels 12 weeks after the end of all treatment compared to 45 percent of patients who were treated with peg-IFN and ribavirin alone. We are enrolling patients co-infected with HCV and HIV in a Phase 3 clinical trial and expect that data from this Phase 3 clinical trial will be included in a submission for a supplemental approval of INCIVEK for use in this population.

  •
  In the second quarter of 2012, we expect to receive the first data from clinical trials evaluating seven-day viral kinetics of ALS-2158 and ALS-2200, the HCV nucleotide analogues we license from Alios BioPharma, Inc., or Alios. Depending on the results of these clinical trials, we plan to initiate Phase 2 clinical trials in the second half of 2012 to evaluate regimens of ALS-2158 or ALS-2200 with INCIVEK or VX-222 and with or without ribavirin, as well as other potential interferon-free combination regimens.

Rheumatoid Arthritis

  •
  In May 2012, we plan to initiate a Phase 2b clinical trial evaluating once-daily and twice-daily doses of VX-509 over a six-month dosing period in patients with moderate to severe rheumatoid arthritis. We expect to enroll approximately 350 patients in this clinical trial. VX-509 will be evaluated in combination with methotrexate, a commonly prescribed disease-modifying antirheumatic drug that is frequently used in combination with other rheumatoid arthritis drugs.

Influenza

  •
  We recently initiated a Phase 2 clinical trial of VX-787 that is expected to enroll approximately 140 healthy volunteers who will be infected with live influenza virus as part of this clinical trial. The primary efficacy endpoint is viral shedding. We expect to obtain data from this clinical trial in the second half of 2012.

Results of Operations—Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%
	(in thousands)
Revenues	$438,737	$73,662	$365,075	496%
Operating costs and expenses	347,088	233,561	113,527	49%
Other loss, net	59	16,197	(16,138)	(100)%
Net income (loss) attributable to Vertex	$91,590	$(176,096)	n/a	n/a

Net Income (Loss) Attributable to Vertex

        In the first quarter of 2012, we had net income attributable to Vertex of $91.6 million. Our increased revenues in the first quarter of 2012 as compared to 2011 were the result of $375.4 million of net product revenues and $32.9 million of royalty revenues on sales of INCIVO by Janssen for which there were no comparable revenues in the first quarter of 2011. The $113.5 million increase in operating costs and expenses in the first quarter of 2012 as compared to the first quarter of 2011 was attributable to a $37.8 million increase in research and development expenses and a $39.6 million increase in sales, general and administrative expenses, as well as a $25.9 million increase in cost of product revenues for which there were no comparable costs in the first quarter of 2011 and a $10.6 million increase in royalty expenses primarily related to the launch of INCIVO by Janssen. Our operating costs and expenses in the first quarters of 2012 and 2011 included $27.7 million and $27.9 million, respectively, of stock-based compensation expense.

Net Income (Loss) Attributable to Vertex per Diluted Share

        Our net income attributable to Vertex was $0.43 per diluted share in the first quarter of 2012 as compared to a net loss attributable to Vertex of $(0.87) per diluted share in the first quarter of 2011.

Revenues

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%
	(in thousands)
Product revenues, net	$375,375	$—	$375,375	n/a
Royalty revenues	38,981	6,061	32,920	543%
Collaborative revenues	24,381	67,601	(43,220)	(64)%

Total revenues	$438,737	$73,662	$365,075	496%

  Product Revenues, Net

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Product revenues, net
INCIVEK	$356,927	$—
KALYDECO	18,448	—

Total product revenues, net	$375,375	$—

        We began recognizing net product revenues from sales of INCIVEK in the second quarter of 2011 and net product revenues from sales of KALYDECO in the first quarter of 2012. Our net revenues from sales of INCIVEK decreased by 22% in the first quarter of 2012 compared to the fourth quarter of 2011. The lower INCIVEK net revenues in the first quarter of 2012 compared to the fourth quarter of 2011 were affected by lower sales volumes, a reduction of approximately $22 million in wholesaler inventory during the first quarter of 2012 and an increase on a percentage basis in the discounts provided to third parties on sales of INCIVEK in the first quarter of 2012 as compared to the fourth quarter of 2011. On April 1, 2012, we increased the wholesale acquisition price of INCIVEK in the United States by seven percent.

        KALYDECO net product revenues in the first quarter of 2012 represent sales during February 2012 and March 2012 following approval of KALYDECO by the FDA on January 31, 2012. We expect that KALYDECO net product revenues will increase in the second quarter of 2012 as compared to the first quarter of 2012.

  Royalty Revenues

        Our royalty revenues increased in the first quarter of 2012 as compared to the first quarter of 2011 due to $32.9 million of royalty revenues recognized in the first quarter of 2012 from sales of INCIVO by Janssen for which there were no comparable revenues in the first quarter of 2011. Mitsubishi Tanabe has a fully-paid license to market telaprevir in Japan.

        We recognized royalty revenues related to sales by GlaxoSmithKline plc of an HIV protease inhibitor that was discovered and developed pursuant to our collaboration with GlaxoSmithKline of $6.1 million in both the first quarter of 2012 and the first quarter of 2011. We sold our rights to these HIV royalties in 2008 for a one-time cash payment of $160.0 million.

  Collaborative Revenues

        Our collaborative revenues have fluctuated significantly on an annual and quarterly basis. This variability has been due to, among other things: the achievement of significant milestone revenues in 2011; the April 2011 amendment to our collaboration agreement with the Cystic Fibrosis Foundation Therapeutics Incorporated, or CFFT, which began providing us additional research and development support in April 2011; and variable revenues we have received from services we provide to Janssen and Mitsubishi Tanabe through our third-party manufacturing network.

        The table presented below is a summary of collaborative revenues for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Collaborative revenues:
Janssen	$6,417	$56,116
Mitsubishi Tanabe	14,034	11,485
CFFT	3,930	—

Total collaborative revenues	$24,381	$67,601

        Our collaborative revenues from Janssen decreased significantly in the first quarter of 2012 as compared to the first quarter of 2011 because we recognized $50.0 million in milestone revenues under our collaboration agreement with Janssen in the first quarter of 2011 for which there were no comparable milestone revenues in the first quarter of 2012. There are no future milestone payments that we expect to earn from Janssen pursuant to our collaboration agreement.

        In each of the three months ended March 31, 2012 and 2011, we recognized $9.6 million of deferred revenues from Mitsubishi Tanabe related to a one-time payment of $105.0 million that we received in 2009. The final $3.2 million of deferred revenues related to this one-time payment will be recognized in the second quarter of 2012.

Operating Costs and Expenses

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%
	(in thousands)
Cost of product revenues	$25,918	$—	$25,918	n/a
Royalty expenses	13,293	2,666	10,627	399%
Research and development expenses	196,371	158,612	37,759	24%
Sales, general and administrative expenses	111,146	71,523	39,623	55%
Restructuring expense	360	760	(400)	(53)%

Total costs and expenses	$347,088	$233,561	$113,527	49%

  Cost of Product Revenues

        Our cost of product revenues consists of the cost of producing inventories that corresponds to product revenues for the reporting period, plus the third-party royalties payable on our net sales of INCIVEK and KALYDECO. We expensed most of the manufacturing costs of INCIVEK and KALYDECO sold in the first quarter of 2012 as research and development expenses in prior periods. We expect our cost of product revenues to increase as a percentage of net sales in future periods.

  Royalty Expenses

        Royalty expenses include third-party royalties payable upon net sales of telaprevir by our collaborators and royalty expenses related to a subroyalty payable to a third party on net sales of an HIV protease inhibitor sold by GlaxoSmithKline. Royalty expenses in the first quarter of 2012 increased compared to the first quarter of 2011 because of the third-party royalties payable on net sales of INCIVO by Janssen.

  Research and Development Expenses

	Three Months Ended March 31,		Increase	Increase
	2012	2011	$	%
	(in thousands)
Research expenses	$60,993	$51,371	$9,622	19%
Development expenses	135,378	107,241	28,137	26%

Total research and development expenses	$196,371	$158,612	$37,759	24%

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

        To date, we have incurred in excess of $4.9 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.

        In recent periods, costs related to telaprevir have represented the largest portion of our development costs. We expect to continue to incur development costs related to the conduct of additional clinical trials to support potential supplemental applications for telaprevir and ivacaftor. If our clinical trials of VX-222 are successful, we could submit an NDA for an all-oral regimen for the treatment of genotype 1 HCV infection as early as the end of 2014. Our other drug candidates are still in early and mid-stage clinical development and, as a result, any estimates regarding development and regulatory timelines for these drug candidates are highly subjective and subject to change. We cannot make a meaningful estimate when, if ever, these drug candidates, including those we in-licensed from Alios, will generate revenues and cash flows.

  Research Expenses

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%
	(in thousands)
Research Expenses:
Salary and benefits	$19,815	$17,952	$1,863	10%
Stock-based compensation expense	6,236	6,255	(19)	(0)%
Laboratory supplies and other direct expenses	11,913	7,789	4,124	53%
Contractual services	5,560	3,014	2,546	84%
Infrastructure costs	17,469	16,361	1,108	7%

Total research expenses	$60,993	$51,371	$9,622	19%

        We have maintained a substantial investment in research activities with changes in various categories of expense resulting in a 19% increase in research expenses in the first quarter of 2012 as compared to the first quarter of 2011. Our research expenses increased in the first quarter of 2012 as compared to the first quarter of 2011 principally because of increased costs of laboratory supplies and other direct expenses and increased contractual services costs. We expect to continue to invest in our research programs in an effort to identify additional drug candidates.

  Development Expenses

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%
	(in thousands)
Development Expenses:
Salary and benefits	$34,105	$29,784	$4,321	15%
Stock-based compensation expense	10,968	12,294	(1,326)	(11)%
Laboratory supplies and other direct expenses	9,561	7,349	2,212	30%
Contractual services	47,089	28,491	18,598	65%
Drug supply costs	8,022	5,714	2,308	40%
Infrastructure costs	25,633	23,609	2,024	9%

Total development expenses	$135,378	$107,241	$28,137	26%

        Our development expenses increased by $28.1 million, or 26%, in the first quarter of 2012 as compared to the first quarter of 2011 primarily as a result of increased contractual services expenses related to our ongoing and planned clinical trials.

  Sales, General and Administrative Expenses

	Three Months Ended March 31,		Increase	Increase
	2012	2011	$	%
	(in thousands)
Sales, general and administrative expenses	$111,146	$71,523	$39,623	55%

        Sales, general and administrative expenses increased substantially in the first quarter of 2012 as compared to the first quarter of 2011, primarily as a result of increases in workforce and commercial expenses associated with marketing INCIVEK and KALYDECO.

  Restructuring Expense

        As of March 31, 2012, our lease restructuring liability was $25.5 million. In the first quarters of 2012 and 2011, we recorded restructuring expense of $0.4 million and $0.8 million, respectively. In the first quarters of 2012 and 2011, we made cash payments of $3.7 million in each period against the accrued expense and received $2.5 million and $2.2 million, respectively, in sublease rental payments. During the remainder of 2012, we expect to make additional cash payments of $11.1 million against the accrued expense and to receive $7.5 million in sublease rental payments.

Non-operating Items

  Interest Income

        Interest income decreased by $1.0 million to $0.4 million for the first quarter of 2012 from $1.4 million for the first quarter of 2011. Our cash, cash equivalents and marketable securities yielded less than 0.5% on an annual basis in the first quarter of 2012.

  Interest Expense

        Interest expense decreased by $7.9 million, or 66%, to $4.1 million in the first quarter of 2012 from $12.0 million in the first quarter of 2011. The decrease was the result of decreased interest expense related to our secured notes due 2012, which were redeemed in 2011. During the remainder of

2012, we expect that we will incur approximately $10 million in interest expense related to our convertible senior subordinated notes due 2015, or 2015 Notes.

  Change in Fair Value of Derivative Instruments

        In the first quarter of 2011, we recorded charges of $5.6 million in connection with the embedded and free-standing derivatives associated with our September 2009 financial transactions. In 2011, the contingent milestone payments that were the subject of the September 2009 financial transactions were earned in full. We did not incur any charges related to the September 2009 financial transactions in the first quarter of 2012 and will not incur any charges related to these financial transactions in future periods.

  Provision for Income Taxes

        In the first quarter of 2012, we recorded a provision for income taxes attributable to Vertex of $2.3 million, which was offset by a benefit from income taxes attributable to noncontrolling interest (Alios) of $2.3 million. The provision for income taxes attributable to Vertex was due to state income taxes in the first quarter of 2012. There was no comparable provision or benefit from income taxes recorded in the first quarter of 2011.

  Noncontrolling Interest (Alios)

        The net loss attributable to noncontrolling interest (Alios) recorded on our consolidated statements of operations reflects Alios' net loss for the reporting period, as adjusted for changes during the reporting period in the fair value of the contingent milestone and royalty payments payable by us to Alios.

        A summary of net loss attributable to noncontrolling interest (Alios) in the first quarters of 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Loss before provision for income taxes	$(5,024)	$—
Benefit from income taxes	2,280	—
Change in fair value of contingent milestone and royalty payments	(970)	—

Net loss attributable to noncontrolling interest (Alios)	$(3,714)	$—

        In the three months ended March 31, 2012, the fair value of contingent milestone and royalty payments decreased by $1.0 million based on a rise in interest rates used in the calculation, which increased net income attributable to Vertex. If we are able to successfully advance ALS-2158 or ALS-2200 into mid-stage and late-stage clinical development, we believe the fair value of the contingent milestone and royalty payments will increase, which may significantly reduce net income attributable to Vertex.

LIQUIDITY AND CAPITAL RESOURCES

        We began operating as a cashflow positive company in the second half of 2011. As of March 31, 2012, we had cash, cash equivalents and marketable securities, excluding Alios' cash and cash equivalents, of $980.9 million, which was an increase of approximately $12 million from $968.9 million as of December 31, 2011. This increase principally was due to cash receipts from INCIVEK sales largely offset by cash expenditures we made in the first quarter of 2012 related to, among other things, research and development expenses, sales, general and administrative expenses and milestone payments to Alios. In order to operate as a cashflow positive company while continuing our strategic investment in research and development activities, we will need to continue to generate significant revenues in future periods.

Sources of Liquidity

        We intend to rely on cash flows from product sales as our primary source of liquidity and cash flows from royalties as a secondary source of liquidity. We also generate proceeds from the issuance of common stock under our employee benefit plans. Other possible sources of liquidity include commercial debt, public and private offerings of our equity and debt securities, strategic collaborative agreements that include research and/or development funding, development milestones and royalties on the sales of products, strategic sales of assets or businesses and financial transactions.

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

Future Capital Requirements

        We are incurring substantial expenses to commercialize INCIVEK and KALYDECO, while at the same time continuing diversified research and development efforts for our drugs and drug candidates. We may in the future require capital to repay the $400.0 million in aggregate principal amount of 2015 Notes. The 2015 Notes bear interest at the rate of 3.35% per annum, and we are required to make semi-annual interest payments on the outstanding principal balance of the 2015 Notes on April 1 and October 1 of each year. The 2015 Notes will mature on October 1, 2015 and are convertible, at the option of the holder, into our common stock at a price equal to approximately $48.83 per share, subject to adjustment. In addition, we have substantial lease obligations that will continue through 2028.

        Since the third quarter of 2011, our cash flows from sales of INCIVEK have exceeded our operating expenses, and we expect our cash flows from INCIVEK/INCIVO and KALYDECO together with our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amounts of future revenues generated by INCIVEK/INCIVO and KALYDECO, and the number, breadth, cost and prospects of our discovery and development programs.

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

Contractual Commitments and Obligations

        Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission, or SEC, on February 22, 2012. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the three months ended March 31, 2012, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012.

Recent Accounting Pronouncements

        Refer to Note A, "Basis of Presentation and Accounting Policies—Recent Accounting Pronouncements," in the accompanying notes to the condensed consolidated financial statements. In the first quarter of 2012, we retrospectively adopted amended guidance issued in June 2011 by the Financial Accounting Standards Board that resulted in two separate, but consecutive, statements of operations and comprehensive income (loss) that affected the presentation of our condensed consolidated financial statements. There were no new accounting pronouncements adopted during the three months ended March 31, 2012 that had a material effect on our financial statements.

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

        We are considering a foreign currency management program with the objective of reducing the volatility of exchange rate fluctuations on our operating results and to increase the predictability of the foreign exchange impact on forecasted revenues.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of March 31, 2012 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A.    Risk Factors

        Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K, except:

We are planning to accelerate our development program for VX-809 in combination with KALYDECO, based primarily on interim data from a portion of the patients enrolled in Part 2 of a Phase 2 clinical trial in which patients received VX-809 and KALYDECO over a short duration. If final data from Part 2 of this clinical trial are less favorable than the interim data, or if we are unable to successfully develop VX-809 in combination with KALYDECO or experience delays in doing so, our business could be materially harmed and the trading price of our common stock could decline.

        In May 2012, we disclosed information about an interim analysis of data from Part 2 of an ongoing Phase 2 clinical trial of VX-809 and KALYDECO. We conducted the planned interim analysis after approximately half of the 108 patients enrolled in Part 2 of this clinical trial had completed all 56 days of treatment. Pooled data from the 37 patients with CF who have two copies (homozygous) of the F508del mutation in the CFTR gene and who had completed all 56 days of treatment demonstrated a statistically significant improvement in lung function (absolute change in percent predicted FEV1) across the combined homozygous treatment groups relative to baseline compared to the 11 patients with one or two copies of the F508del mutation who received placebo. Of those who received VX-809 and KALYDECO, approximately 46 percent (17/37) experienced an absolute improvement from baseline to Day 56 in lung function of 5 percentage points or more, and approximately 30 percent (11/37) experienced an absolute improvement from baseline to Day 56 of 10 percentage points or more. Evaluation of the 21 patients with one copy (heterozygous) of the F508del mutation in the CFTR gene is ongoing, but at the time of the announced interim analysis, not enough heterozygous patients had completed the clinical trial to draw conclusions. One of the two primary endpoints in Part 2 of this clinical trial is change in sweat chloride levels from Day 28 to Day 56. In the interim analysis, we observed reductions in sweat chloride levels between Day 28 and Day 56 in homozygous patients treated with VX-809 and KALYDECO. At the time of the interim analysis, these reductions were not statistically significant.

        This clinical trial is ongoing and we expect that complete data, including statistical analyses for all patient groups, will be available in mid-2012. We plan to start a pivotal clinical trial of VX-809 and KALYDECO in people with two copies of the F508del mutation, subject to the final results from this Phase 2 clinical trial and discussions with regulatory agencies. The complete data will be included in the final clinical trial analysis and will be used to determine next steps for the development of VX-809 and KALYDECO in heterozygous F508del patients as well as homozygous F508del patients.

        Our development program for the combination of VX-809 and KALYDECO is subject to numerous risks and uncertainties, including the risks that:

  •
  final outcomes of the ongoing Phase 2 clinical trial or future clinical trials of the combination of VX-809 and KALYDECO may be less favorable than the interim analysis that we reported in May 2012 or may not be favorable at all;

  •
  the data we expect from this clinical trial in mid-2012 evaluating the combination of VX-809 and KALYDECO as a potential treatment for heterozygous F508del patients may not be favorable or may be less favorable than data from homozygous F508del patients; and

  •
  the final data and/or discussions with regulatory agencies regarding the scope and design of future clinical trials may result in additional clinical trials needing to be conducted before we can initiate pivotal clinical trials to evaluate VX-809 in combination with KALYDECO in homozygous F508del patients.

        Even if final data from Part 2 of this Phase 2 clinical trial and discussions with regulatory agencies permit us to promptly initiate the planned pivotal clinical trial in homozygous F508del patients, we will need to show that the combination of VX-809 and KALYDECO is safe and effective in a significantly larger number of patients than are involved in the ongoing Phase 2 clinical trial, over significantly longer dosing periods. If we are unable to show the safety and efficacy of the combination of VX-809 and KALYDECO, or experience delays in doing so, our business could be materially harmed.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q and, in particular, our Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I—Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

  •
  expectations regarding the amount of, timing of and trends with respect to our revenues, costs and expenses and other gains and losses, including those related to product revenues from sales of INCIVEK and KALYDECO and royalty revenues from sales of INCIVO and to the intangible assets associated with the ViroChem acquisition and the Alios collaboration;

  •
  our expectations regarding development timelines and regulatory authority filings and submissions for VX-222, ALS-2158, ALS-2200, VX-809, VX-661, VX-509 and VX-787;

  •
  our plan to initiate a pivotal clinical trial of VX-809 in combination with KALYDECO;

  •
  our ability to successfully market INCIVEK and/or KALYDECO or any of our drug candidates if we obtain regulatory approval;

  •
  our expectations regarding the timing and structure of clinical trials of our drugs and drug candidates, including INCIVEK, KALYDECO, VX-222, ALS-2158, ALS-2200, VX-809, VX-661, VX-509 and VX-787, and the expected timing of our receipt of data from our and our collaborators' ongoing and planned clinical trials;

  •
  the data that will be generated by ongoing and planned clinical trials and the ability to use that data to support regulatory filings, as well as the expected timing of such regulatory filings and resulting potential approvals;

  •
  our beliefs regarding the support provided by clinical trials and preclinical and nonclinical studies of our drug candidates for further investigation, clinical trials or potential use as a treatment;

  •
  the focus of our drug development efforts and our financial and management resources and our plan to continue investing in our diversified research and development programs and to develop and commercialize selected drug candidates that emerge from those programs, alone or with third-party collaborators;

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

        Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012, and updated and supplemented by "Part II—Item 1A—Risk Factors" of this Quarterly Report on Form 10-Q. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased under Publicly Announced Plans or Programs
January 1, 2012 to January 31, 2012	4,184	$0.01	—	—
February 1, 2012 to February 29, 2012	22,073	$0.01	—	—
March 1, 2012 to March 31, 2012	23,225	$0.01	—	—

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

Item 6.    Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation*
101.LAB	XBRL Taxonomy Extension Labels*
101.PRE	XBRL Taxonomy Extension Presentation*
101.DEF	XBRL Taxonomy Extension Definition*

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

May 10, 2012	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)