Form 10-Q
period 2012-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2012-08-08
CIK 875320

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share Class	215,807,482 Outstanding at July 27, 2012

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

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

Part I. Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product revenues, net	$373,273	$74,535	$748,648	$74,535
Royalty revenues	33,480	10,010	72,461	16,071
Collaborative revenues	11,552	29,879	35,933	97,480

Total revenues	418,305	114,424	857,042	188,086
Costs and expenses:
Cost of product revenues (Note H)	104,549	5,404	130,467	5,404
Royalty expenses	9,874	3,902	23,167	6,568
Research and development expenses	196,544	173,604	392,915	332,216
Sales, general and administrative expenses	117,514	96,663	228,660	168,186
Restructuring expense	594	741	954	1,501

Total costs and expenses	429,075	280,314	776,163	513,875

Income (loss) from operations	(10,770)	(165,890)	80,879	(325,789)
Interest income	560	202	924	1,604
Interest expense	(4,195)	(6,962)	(8,300)	(18,963)
Change in fair value of derivative instruments	—	(2,220)	—	(7,818)

Income (loss) before provision for income taxes	(14,405)	(174,870)	73,503	(350,966)
Provision for income taxes	20,063	24,448	20,095	24,448

Net income (loss)	(34,468)	(199,318)	53,408	(375,414)
Net income (loss) attributable to noncontrolling interest (Alios)	30,463	(25,249)	26,749	(25,249)

Net income (loss) attributable to Vertex	$(64,931)	$(174,069)	$26,659	$(350,165)

Net income (loss) per share attributable to Vertex common shareholders:
Basic	$(0.31)	$(0.85)	$0.13	$(1.72)

Diluted	$(0.31)	$(0.85)	$0.12	$(1.72)

Shares used in per share calculations:
Basic	211,344	204,413	209,681	203,377

Diluted	211,344	204,413	212,957	203,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Comprehensive income (loss)	$(34,513)	$(199,392)	$53,788	$(375,054)
Comprehensive income (loss) attributable to noncontrolling interest (Alios)	30,463	(25,249)	26,749	(25,249)

Comprehensive income (loss) attributable to Vertex	$(64,976)	$(174,143)	$27,039	$(349,805)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2012(1)	December 31, 2011(1)
Assets
Current assets:
Cash and cash equivalents	$454,061	$475,320
Marketable securities, available for sale	769,273	493,602
Restricted cash and cash equivalents (Alios)	56,024	51,878
Accounts receivable, net	185,618	183,135
Inventories	87,805	112,430
Prepaid expenses and other current assets	40,524	14,889

Total current assets	1,593,305	1,331,254

Restricted cash	34,090	34,090
Property and equipment, net	272,561	133,176
Intangible assets	663,500	663,500
Goodwill	30,992	30,992
Other assets	10,408	11,268

Total assets	$2,604,856	$2,204,280

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$59,352	$74,642
Accrued expenses and other current liabilities	271,464	252,299
Accrued interest	3,363	3,363
Deferred revenues, current portion	27,296	45,037
Accrued restructuring expense, current portion	4,681	4,932
Other liabilities, current portion	13,353	—
Income taxes payable (Alios)	201	12,075

Total current liabilities	379,710	392,348

Deferred revenues, excluding current portion	110,072	118,095
Accrued restructuring expense, excluding current portion	20,149	21,381
Convertible senior subordinated notes (due 2015)	400,000	400,000
Deferred tax liability	263,017	243,707
Construction financing obligation	160,291	55,950
Other liabilities, excluding current portion	28,010	7,287

Total liabilities	1,361,249	1,238,768

Commitments and contingencies:
Redeemable noncontrolling interest (Alios)	37,914	37,036

Shareholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 215,434,666 and 209,303,995 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2,133	2,072
Additional paid-in capital	4,424,489	4,200,659
Accumulated other comprehensive loss	(673)	(1,053)
Accumulated deficit	(3,388,176)	(3,414,835)

Total Vertex shareholders' equity	1,037,773	786,843
Noncontrolling interest (Alios)	167,920	141,633

Total shareholders' equity	1,205,693	928,476

Total liabilities and shareholders' equity	$2,604,856	$2,204,280

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

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Shareholders' Equity and Noncontrolling Interest

(unaudited)

(in thousands)

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Vertex Shareholders' Equity	Noncontrolling Interest (Alios)	Total Shareholders' Equity	Redeemable Noncontrolling Interest (Alios)
	Shares	Amount
Balance, December 31, 2010	203,523	$2,016	$3,947,433	$(1,067)	$(3,444,409)	$503,973	$—	$503,973	$—
Unrealized holding gains on marketable securities				1		1	—	1
Foreign currency translation adjustment				359		359	—	359
Net loss					(350,165)	(350,165)	(25,249)	(375,414)
Issuances of common stock:
Benefit plans	3,950	39	93,048			93,087	—	93,087
Stock-based compensation expense			60,294			60,294	—	60,294
Alios noncontrolling interest upon consolidation						—	130,581	130,581	36,299

Balance, June 30, 2011	207,473	$2,055	$4,100,775	$(707)	$(3,794,574)	$307,549	$105,332	$412,881	$36,299

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Vertex Shareholders' Equity	Noncontrolling Interest (Alios)	Total Shareholders' Equity	Redeemable Noncontrolling Interest (Alios)
	Shares	Amount
Balance, December 31, 2011	209,304	$2,072	$4,200,659	$(1,053)	$(3,414,835)	$786,843	$141,633	$928,476	$37,036
Unrealized holding gains on marketable securities				255		255	—	255
Foreign currency translation adjustment				125		125	—	125
Net income					26,659	26,659	26,749	53,408
Issuances of common stock:
Benefit plans	6,131	61	163,271			163,332	145	163,477
Stock-based compensation expense			59,345			59,345	271	59,616
Tax benefit from equity compensation			1,214			1,214	—	1,214
Change in liquidation value of redeemable noncontrolling interest						—	(878)	(878)	878

Balance, June 30, 2012	215,435	$2,133	$4,424,489	$(673)	$(3,388,176)	$1,037,773	$167,920	$1,205,693	$37,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$53,408	$(375,414)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	17,225	17,567
Stock-based compensation expense	59,067	59,758
Other non-cash based compensation expense	5,469	4,408
Secured notes (due 2012) discount amortization expense	—	9,187
Change in fair value of derivative instruments	—	7,818
Deferred income taxes	19,310	9,330
Write-down of inventories to net realizable value	78,000	—
Other non-cash items, net	130	(223)
Changes in operating assets and liabilities, excluding the effect of the acquisition of a variable interest entity (Alios):
Accounts receivable, net	(2,483)	(83,714)
Inventories	(34,288)	(52,086)
Prepaid expenses and other current assets	(28,179)	(8,692)
Accounts payable	(15,313)	30,147
Accrued expenses and other liabilities	9,310	995
Excess tax benefit from share-based payment arrangements	(1,214)	—
Accrued restructuring expense	(1,483)	(1,390)
Accrued interest	—	(112)
Income taxes payable (Alios)	(11,874)	15,212
Deferred revenues	(25,764)	(35,614)

Net cash provided by (used in) operating activities	121,321	(402,823)
Cash flows from investing activities:
Purchases of marketable securities	(777,604)	(135,109)
Sales and maturities of marketable securities	502,188	788,029
Payment for acquisition of a variable interest entity (Alios)	—	(60,000)
Expenditures for property and equipment	(21,698)	(15,281)
Increase in restricted cash	—	(24)
Decrease (increase) in restricted cash and cash equivalents (Alios)	(4,146)	1,477
Increase in other assets	(485)	(350)

Net cash provided by (used in) investing activities	(301,745)	578,742
Cash flows from financing activities:
Excess tax benefit from share-based payment arrangements	1,214	—
Issuances of common stock from employee benefit plans	158,003	88,673
Payments to redeem a portion of secured notes (due 2012)	—	(50,000)

Net cash provided by financing activities	159,217	38,673
Effect of changes in exchange rates on cash	(52)	406

Net increase (decrease) in cash and cash equivalents	(21,259)	214,998
Cash and cash equivalents—beginning of period	475,320	243,197

Cash and cash equivalents—end of period	$454,061	$458,195

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,700	$6,812
Capitalization of construction in-process related to financing lease transactions	$104,341	$9,887
Assets acquired under capital lease	$29,072	$—

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2012 and 2011.

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

Use of Estimates and Summary of Significant Accounting Policies

        The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, inventories, research and development expenses, stock-based compensation expense, restructuring expense, the fair value of intangible assets, noncontrolling interest (Alios), income tax provision, derivative instruments and debt securities. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections, that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

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

Form 10-K, as supplemented below. The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2012 that had a material effect on the Company's condensed consolidated financial statements.

        In the first quarter of 2012, the Company retrospectively adopted amended guidance issued in June 2011 by the Financial Accounting Standards Board ("FASB") that resulted in two separate, but consecutive, statements of operations and comprehensive income (loss) that affected the presentation of the Company's condensed consolidated financial statements.

        In July 2012, the FASB issued amended guidance applicable to annual impairment tests of indefinite-lived intangible assets. The FASB added an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. Prior to this guidance, companies were required to perform an annual impairment test that included a calculation of the fair value of the asset and a comparison of that fair value with its carrying value. If the carrying value exceeded the fair value, an impairment was recorded. The amended guidance allows a company the option to perform a qualitative assessment, considering both negative and positive evidence, regarding the potential impairment of the indefinite-lived intangible asset. If, based on the qualitative analysis, the company determines that it is more likely than not that the fair value of such an asset exceeds its carrying value, the company would be permitted to conclude that the indefinite-lived intangible asset was not impaired without a quantitative calculation of the fair value of the asset. Otherwise, the company would perform the quantitative calculation of the fair value and the comparison with the carrying value. This amended guidance will be effective for annual impairment tests performed by the Company for fiscal years beginning on January 1, 2013 and early adoption is permitted.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Product Revenues, Net (Continued)

        The following table summarizes activity in each of the product revenue allowance and reserve categories described above during the six months ended June 30, 2012:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2011	$11,162	$52,659	$340	$5,202	$69,363
Provision related to current period sales	31,619	105,562	486	11,015	148,682
Adjustments related to prior period sales	—	3,225	—	73	3,298
Credits/payments made	(36,763)	(81,650)	(255)	(12,534)	(131,202)

Balance at June 30, 2012	$6,018	$79,796	$571	$3,756	$90,141

C. Collaborative Arrangements

Janssen Pharmaceutica, N.V.

        In 2006, the Company entered into a collaboration agreement with Janssen Pharmaceutica, N.V. ("Janssen") for the development, manufacture and commercialization of telaprevir, which Janssen began marketing under the brand name INCIVO™ in certain of its territories in September 2011. Under the collaboration agreement, Janssen agreed to be responsible for 50% of the drug development costs incurred under the development program for the parties' territories (North America for the Company, and the rest of the world, other than certain countries in Asia, for Janssen) and has exclusive rights to commercialize telaprevir in its territories including Europe, South America, the Middle East, Africa and Australia.

        Janssen pays the Company a tiered royalty averaging in the mid-20% range as a percentage of net sales of INCIVO in Janssen's territories. Janssen is required under the agreement to use diligent efforts to maximize net sales of INCIVO in its territories through its commercial marketing, pricing and contracting strategies. In addition, Janssen is responsible for certain third-party royalties on net sales of INCIVO in its territories.

        Janssen made a $165.0 million up-front license payment to the Company in 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. As of June 30, 2012, there were $49.7 million in deferred revenues related to this up-front license payment that the Company expects to recognize over the remaining estimated period of performance.

        Under the collaboration agreement, Janssen agreed to make contingent milestone payments for successful development, approval and launch of telaprevir as a product in its territories. At the inception of the agreement, the Company determined that all of these contingent milestones were substantive and would result in revenues in the period in which the milestone was achieved. The Company has earned $350.0 million of these contingent milestone payments, including a $50.0 million milestone payment earned in the first quarter of 2011 in connection with the European Medicines Agency's acceptance of the marketing authorization application for INCIVO. The Company does not expect to receive any further milestone payments under this agreement.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

        Under the Janssen collaboration agreement, each party incurs internal and external reimbursable expenses related to the telaprevir development program and is reimbursed by the other party for 50% of these expenses. The Company recognizes the full amount of the reimbursable costs it incurs as research and development expenses on its condensed consolidated statements of operations. The Company recognizes the amounts that Janssen is obligated to pay the Company with respect to reimbursable expenses, net of reimbursable expenses incurred by Janssen, as collaborative revenues. In the three and six months ended June 30, 2012 and 2011, Janssen incurred more reimbursable costs than the Company, and the net amounts payable by the Company to reimburse Janssen were recorded as a reduction of collaborative revenues.

        Each of the parties is responsible for drug supply in its territories. In the three and six months ended June 30, 2011 and the three months ended March 31, 2012, the Company provided Janssen certain services through the Company's third-party manufacturing network for telaprevir. Reimbursements from Janssen for these manufacturing services were recorded as collaborative revenues.

        Janssen may terminate the collaboration agreement upon the later of (i) one year's advance notice and (ii) such period as may be required to assign and transfer to the Company specified filings and approvals. The agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of Janssen's royalty obligations, which expire on a country-by-country basis with the last-to-expire patent covering telaprevir. In the European Union, the Company has a patent covering the composition-of-matter of telaprevir that expires in 2021 and expects to obtain extensions to the term of this patent through 2026.

        During the three and six months ended June 30, 2012 and 2011, the Company recognized the following revenues attributable to the Janssen collaboration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Royalty revenues	$27,970	$2,549	$60,854	$2,549

Collaborative revenues:
Amortized portion of up-front payment	$3,107	$3,107	$6,214	$6,214
Milestone revenues	—	—	—	50,000
Net payment for telaprevir development costs	(927)	(3,108)	(2,066)	(4,253)
Reimbursement for manufacturing services	—	9,059	4,449	13,213

Total collaborative revenues attributable to the Janssen collaboration	$2,180	$9,058	$8,597	$65,174

Total revenues attributable to the Janssen collaboration	$30,150	$11,607	$69,451	$67,723

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

Mitsubishi Tanabe Pharma Corporation

        The Company has a collaboration agreement (the "MTPC Agreement") with Mitsubishi Tanabe Pharma Corporation ("Mitsubishi Tanabe") pursuant to which Mitsubishi Tanabe has a fully-paid license to manufacture and commercialize TELAVIC™ (the brand name under which Mitsubishi Tanabe is marketing telaprevir) in Japan and other specified countries in Asia. In September 2011, Mitsubishi Tanabe obtained approval to market TELAVIC in Japan.

        The parties entered into the MTPC Agreement in 2004 and amended it in 2009. Pursuant to the MTPC Agreement, Mitsubishi Tanabe provided financial and other support for the development and commercialization of telaprevir, made a $105.0 million payment in connection with the 2009 amendment of the collaboration agreement and made a $65.0 million commercial milestone payment in the fourth quarter of 2011 related to the commercialization of TELAVIC in Japan. There are no further milestone payments under this collaboration agreement. Mitsubishi Tanabe is responsible for its own development and manufacturing costs in its territory.

        Mitsubishi Tanabe may terminate the MTPC Agreement at any time without cause upon 60 days' prior written notice to the Company. The MTPC Agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the MTPC Agreement will continue in effect until the expiration of the last-to-expire patent covering telaprevir in Mitsubishi Tanabe's territories. In Japan, the Company has a patent covering the composition-of-matter of telaprevir that expires in 2021.

        The $105.0 million payment that the Company received in the third quarter of 2009 in connection with the amendment is a nonrefundable, up-front license fee, and revenues related to the 2009 payment were recognized on a straight-line basis over the period of performance of the Company's obligations under the amended agreement. In connection with the amendment to the MTPC Agreement, the Company supplied manufacturing services to Mitsubishi Tanabe, until April 2012, through the Company's third-party manufacturing network for telaprevir. The final $3.2 million in deferred revenues related to the 2009 up-front license payment was recognized in April 2012.

        During the three and six months ended June 30, 2012 and 2011, the Company recognized the following collaborative revenues attributable to the Mitsubishi Tanabe collaboration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Amortized portion of up-front payments	$3,186	$9,558	$12,744	$19,116
Milestone revenues	—	182	485	1,394
Payments for manufacturing services	1,659	5,133	5,650	5,848

Total collaborative revenues attributable to the Mitsubishi Tanabe collaboration	$4,845	$14,873	$18,879	$26,358

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

        The Company entered into the original collaboration agreement with CFFT in 2004 and amended it several times to, among other things, provide partial funding for its cystic fibrosis drug discovery and development efforts. In 2006, the Company received a $1.5 million milestone payment from CFFT. There are no additional milestones payable by CFFT to the Company pursuant to the collaboration agreement, as amended. Under the April 2011 Amendment, CFFT agreed to provide the Company with up to $75.0 million in funding over approximately five years for corrector-compound research and development activities. The Company retains the right to develop and commercialize KALYDECO™ (ivacaftor), VX-809, VX-661 and any other compounds discovered during the course of the research collaboration with CFFT. The Company recognized collaborative revenues from this collaboration of $4.5 million and $8.5 million, respectively, during the three and six months ended June 30, 2012 and $5.9 million during both the three and six months ended June 30, 2011.

        In the original agreement, as amended prior to the April 2011 Amendment, the Company agreed to pay CFFT tiered royalties calculated as a percentage, ranging from single digits to sub-teens, of annual net sales of any approved drugs discovered during the research term that ended in 2008, including KALYDECO, VX-809 and VX-661. The April 2011 Amendment provides for a tiered royalty in the same range on net sales of corrector compounds discovered during the research term that began in 2011. The Company also is obligated to make two one-time commercial milestone payments upon achievement of certain sales levels for a potentiator compound such as KALYDECO and two one-time commercial milestone payments upon achievement of certain sales levels for a corrector compound such as VX-809 or VX-661. The Company began marketing KALYDECO in the United States in January 2012 and received approval to begin marketing KALYDECO in the European Union in July 2012.

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

        Under the terms of the Alios Agreement, the Company received exclusive worldwide rights to ALS-2158 and ALS-2200, and has the option to select additional compounds discovered in the research program. The Company paid Alios a $60.0 million up-front payment, and Alios is eligible to receive research and development milestone payments of up to $715.0 million if two compounds are approved and commercialized. As of June 30, 2012, Alios had received $35.0 million of these research and development milestones. Alios also is eligible to receive commercial milestone payments of up to $750.0 million, as well as tiered royalties on net sales of approved drugs.

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

        The initial consolidation of a VIE that is determined to be a business is accounted for as a business combination. As a result, as of June 13, 2011 the Company recorded all of Alios' assets and

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

liabilities at fair value on the Company's condensed consolidated balance sheet. The Company continues to consolidate Alios' financial statements by (A) eliminating all intercompany balances and transactions and (B) allocating the noncontrolling interest in Alios between redeemable noncontrolling interest (Alios) and noncontrolling interest (Alios) on the Company's condensed consolidated balance sheet and reflecting net income (loss) attributable to noncontrolling interest (Alios) in the Company's condensed consolidated statement of operations.

  Intangible Assets and Goodwill

        As of June 30, 2012 and December 31, 2011, the Company had $250.6 million of intangible assets and $4.9 million of goodwill related to Alios. The Company tests Alios' intangible assets and goodwill for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstance suggest that impairment may exist. In connection with each annual impairment assessment and any interim impairment assessment, the Company compares the fair value of the asset as of the date of the assessment with the carrying value of the asset on the Company's condensed consolidated balance sheet. No impairment has been found with respect to these intangible assets or goodwill since the effective date of the collaboration.

  Noncontrolling Interest (Alios)

        The Company records noncontrolling interest (Alios) on two lines on its condensed consolidated balance sheets. The noncontrolling interest (Alios) is reflected on two separate lines because Alios has both common shareholders and preferred shareholders that are entitled to redemption rights in certain circumstances. The Company records net income (loss) attributable to noncontrolling interest (Alios) on its condensed consolidated statements of operations, reflecting Alios' net income (loss) for the reporting period, adjusted for changes in the fair value of contingent milestone and royalty payments, which are evaluated each reporting period. A summary of net income (loss) attributable to noncontrolling interest (Alios) for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Loss before provision for income taxes	$(4,467)	$(801)	$(9,491)	$(801)
Change in fair value of contingent milestone and royalty payments	56,170	—	55,200	—
Provision for income taxes	(21,240)	(24,448)	(18,960)	(24,448)

Net income (loss) attributable to noncontrolling interest (Alios)	$30,463	$(25,249)	$26,749	$(25,249)

        The Company uses present-value models to determine the estimated fair value of the potential contingent milestone and royalty payments, based on assumptions regarding the probability of achieving the relevant milestones, estimates regarding the time to develop the Alios HCV nucleotide analogues, estimates of future cash flows from potential product sales and assumptions regarding the appropriate discount rates. In the three and six months ended June 30, 2012, the fair value of contingent milestone

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

and royalty payments increased by $56.2 million and $55.2 million, respectively, primarily because the Company received positive clinical data from a Phase 1 clinical trial evaluating ALS-2200, which increased the probability that Alios will earn future payments from the Company under the Alios Agreement. If the Alios HCV nucleotide analogues continue to advance in clinical development, the Company expects it will record additional increases in the fair value of the contingent milestone and royalty payments in future periods. Any such increase will reduce net income attributable to Vertex in the period of adjustment, and any such reduction may be material.

  Alios Balance Sheet Information

        The following table summarizes items related to Alios included in the Company's condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012	As of December 31, 2011
	(in thousands)
Restricted cash and cash equivalents (Alios)	$56,024	$51,878
Prepaid expenses and other current assets	1,952	2,299
Property and equipment, net	1,820	1,925
Intangible assets	250,600	250,600
Goodwill	4,890	4,890
Other assets	145	133
Accounts payable	1,686	4,132
Accrued expenses and other current liabilities	5,647	4,291
Accrued interest	13	13
Income taxes payable (Alios)	201	12,075
Deferred tax liability	135,431	116,121
Other liabilities	762	1,030
Redeemable noncontrolling interest (Alios)	37,914	37,036
Noncontrolling interest (Alios)	167,920	141,633

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

Research and Development Funding

        The Company's collaborators funded portions of the Company's research and development programs related to specific drugs, drug candidates and research targets, including telaprevir, VX-661 and research directed toward identifying additional corrector compounds for the treatment of cystic fibrosis. The Company's collaborative revenues, including amortization of up-front license fees and milestone revenues, were $11.6 million and $29.9 million in the three months ended June 30, 2012 and

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

2011, respectively, and $35.9 million and $97.5 million in the six months ended June 30, 2012 and 2011, respectively. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were approximately $30 million and $40 million in the three months ended June 30, 2012 and 2011, respectively, and approximately $66 million and $64 million in the six months ended June 30, 2012 and 2011, respectively.

D. Acquisition of ViroChem Pharma Inc.

        On March 12, 2009, the Company acquired 100% of the outstanding equity of ViroChem Pharma Inc. ("ViroChem"), a privately-held biotechnology company based in Canada. As of June 30, 2012 and December 31, 2011, the Company reflected on its condensed consolidated balance sheets $412.9 million of intangible assets related to VX-222, a non-nucleoside HCV polymerase inhibitor that it added to its HCV drug development portfolio when the Company acquired ViroChem. The Company's condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 also reflected goodwill of $26.1 million related to the ViroChem acquisition. Goodwill and VX-222 are tested for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstance suggest that impairment may exist. No impairment has been found with respect to goodwill or VX-222 since the acquisition date.

        A deferred tax liability related to ViroChem of $127.6 million recorded as of June 30, 2012 and December 31, 2011 primarily relates to the tax effect of future amortization or impairments associated with VX-222, which are not deductible for tax purposes.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

E. Earnings Per Share (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Basic net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$(64,931)	$(174,069)	$26,659	$(350,165)
Less: Undistributed earnings allocated to participating securities	—	—	(260)	—

Net income (loss) attributable to Vertex common shareholders—basic	$(64,931)	$(174,069)	$26,399	$(350,165)
Basic weighted-average common shares outstanding	211,344	204,413	209,681	203,377
Basic net income (loss) attributable to Vertex per common share	$(0.31)	$(0.85)	$0.13	$(1.72)
Diluted net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$(64,931)	$(174,069)	$26,659	$(350,165)
Less: Undistributed earnings allocated to participating securities	—	—	(256)	—

Net income (loss) attributable to Vertex common shareholders—diluted	$(64,931)	$(174,069)	$26,403	$(350,165)
Weighted-average shares used to compute basic net income (loss) per common share	211,344	204,413	209,681	203,377
Effect of potentially dilutive securities:
Stock options	—	—	3,188	—
Other	—	—	88	—

Weighted-average shares used to compute diluted net income (loss) per common share	211,344	204,413	212,957	203,377
Diluted net income (loss) attributable to Vertex per common share	$(0.31)	$(0.85)	$0.12	$(1.72)

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

E. Earnings Per Share (Continued)

        The Company did not include the securities described in the following table in the computation of the net income (loss) attributable to Vertex per common share calculations because the effect would have been anti-dilutive during each such period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Stock options	18,771	20,589	10,624	20,589
Convertible senior subordinated notes	8,192	8,192	8,192	8,192
Unvested restricted stock and restricted stock units	2,087	1,971	8	1,971

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

        The Company's investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company's investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2012, the Company's investments were in a money market fund, short-term U.S. Treasury securities and short-term government-sponsored enterprise securities, corporate debt securities and commercial paper.

        As of June 30, 2012, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consisted of a money market fund, U.S. Treasury securities and government-sponsored enterprise securities. The Company's financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consist of investments in highly-rated

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

F. Fair Value of Financial Instruments (Continued)

investment-grade corporations. During the three and six months ended June 30, 2012 and 2011, the Company did not record an other-than-temporary impairment charge related to its financial assets. The Company's noncontrolling interest (Alios) includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs. Please refer to Note C, "Collaborative Arrangements," for further information.

        The following table sets forth the Company's financial assets (excluding Alios' cash equivalents) subject to fair value measurements as of June 30, 2012:

	Fair Value Measurements as of June 30, 2012
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$149,094	$149,094	$—	$—
U.S. Treasury securities	181,221	181,221	—	—
Marketable securities:
U.S. Treasury securities	114,055	114,055	—	—
Government-sponsored enterprise securities	371,158	371,158	—	—
Commercial paper	229,435	—	229,435	—
Corporate debt securities	54,625	—	54,625	—
Restricted cash	34,090	34,090	—	—

Total	$1,133,678	$849,618	$284,060	$—

        Alios' cash equivalents of $53.3 million as of June 30, 2012 consisted of money market funds, which are valued based on Level 1 inputs.

        As of June 30, 2012, the Company had $400.0 million in aggregate principal amount of 3.35% convertible senior subordinated notes due 2015 (the "2015 Notes") on its condensed consolidated balance sheet. At June 30, 2012, these 2015 Notes had a fair value of approximately $488 million, based on Level 2 inputs.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

G. Marketable Securities

        A summary of the Company's cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of June 30, 2012
Cash and cash equivalents:
Cash and money market funds	$272,840	$—	$—	$272,840
U.S. Treasury securities	181,234	—	(13)	181,221

Total cash and cash equivalents	$454,074	$—	$(13)	$454,061

Marketable securities:
U.S. Treasury securities (due within 1 year)	$114,060	$2	$(7)	$114,055
Government-sponsored enterprise securities (due within 1 year)	371,170	15	(27)	371,158
Commercial paper (due within 1 year)	229,243	192	—	229,435
Corporate debt securities (due within 1 year)	54,641	—	(16)	54,625

Total marketable securities	$769,114	$209	$(50)	$769,273

Total cash, cash equivalents and marketable securities	$1,223,188	$209	$(63)	$1,223,334

As of December 31, 2011
Cash and cash equivalents:
Cash and money market funds	$362,035	$—	$—	$362,035
Government-sponsored enterprise securities	113,302	—	(17)	113,285

Total cash and cash equivalents	$475,337	$—	$(17)	$475,320

Marketable securities:
U.S. Treasury securities (due within 1 year)	$22,105	$2	$—	$22,107
Government-sponsored enterprise securities (due within 1 year)	471,589	8	(102)	471,495

Total marketable securities	$493,694	$10	$(102)	$493,602

Total cash, cash equivalents and marketable securities	$969,031	$10	$(119)	$968,922

        Alios' $56.0 million and $51.9 million of cash and money market funds as of June 30, 2012 and December 31, 2011, respectively, recorded on the Company's condensed consolidated balance sheets in "Restricted cash and cash equivalents (Alios)," are not included in the above table.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

H. Inventories

        The following table sets forth the Company's inventories as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012	As of December 31, 2011
	(in thousands)
Raw materials	$5,075	$32,213
Work-in-process	59,223	47,010
Finished goods	23,507	33,207

Total	$87,805	$112,430

        The Company's inventories as of June 30, 2012 consisted of INCIVEK™ and KALYDECO inventory costs and as of December 31, 2011 consisted solely of INCIVEK inventory costs. The Company began capitalizing inventory costs for KALYDECO on January 1, 2012.

        The Company values its inventories at the lower of cost or market. The Company determines the cost of its inventories, which includes amounts related to materials and manufacturing overhead, on a first-in, first-out basis. The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified.

        The field of treatment of HCV infection is highly competitive and characterized by rapid technological advances. In the second quarter of 2012, the Company recorded within cost of product revenues a $78.0 million lower of cost or market charge for excess and obsolete INCIVEK inventories, which included an accrual for estimated expenses related to the Company's non-cancelable purchase commitments. The charge and corresponding inventory write-down were based on the Company's analysis of its INCIVEK inventory levels as of June 30, 2012 in relation to its commercial outlook for INCIVEK. As part of the analysis, the Company considered, among other factors, (i) recent decreases in demand for INCIVEK and the Company's expectation that demand will decrease further in the second half of 2012, (ii) the potential development by the Company and its competitors of other drugs and combination treatments for HCV infection, (iii) positive results released in the second quarter of 2012 from Phase 2 clinical trials of drug candidates being developed by its competitors and (iv) the recent initiation by the Company's competitors of a number of additional Phase 2 and Phase 3 clinical trials of drug candidates for the treatment of HCV infection.

I. Fan Pier Leases

        On May 5, 2011, the Company entered into two leases, pursuant to which the Company agreed to lease approximately 1.1 million square feet of office and laboratory space in two buildings (the "Buildings") to be built at Fan Pier in Boston, Massachusetts (the "Fan Pier Leases"). The Company expects to commence lease payments in late 2013 or early 2014, and to make payments for the period ending 15 years from the commencement date. The Company has an option to extend the term of the Fan Pier Leases for an additional ten years.

        Because the Company is involved in the construction project, including having responsibility to pay for a portion of the costs of tenant improvements and structural elements of the Buildings, the

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

I. Fan Pier Leases (Continued)

Company is deemed for accounting purposes to be the owner of the Buildings during the construction period. Accordingly, the Company has recorded, as of June 30, 2012 and December 31, 2011, $159.0 million and $54.7 million, respectively, of project construction costs incurred by the landlord as an asset and a corresponding financing obligation in "Property and equipment, net" and "Construction financing obligation," respectively, on the Company's condensed consolidated balance sheets.

        The Company bifurcates its future lease payments pursuant to the Fan Pier Leases into (i) a portion that is allocated to the Buildings and (ii) a portion that is allocated to the land on which the Buildings are being constructed. Although the Company will not begin making lease payments pursuant to the Fan Pier Leases until the Company occupies the Buildings, the portion of the lease obligations allocated to the land is treated for accounting purposes as an operating lease that commenced in the second quarter of 2011. During the three and six months ended June 30, 2012, the Company recorded $1.7 million and $3.3 million, respectively, in expense related to this operating lease. During the three and six months ended June 30, 2011, the Company recorded $0.6 million in expense related to this operating lease.

        Once the construction of the Buildings is completed, the Company will evaluate the Fan Pier Leases in order to determine whether or not the leases meet the criteria for "sale-leaseback" treatment. If the Fan Pier Leases meet the "sale-leaseback" criteria, the Company will remove the asset and the related liability from its condensed consolidated balance sheet and treat the Fan Pier Leases as either operating or capital leases based on the Company's assessment of the accounting guidance. The Company expects that upon completion of construction of the Buildings the Fan Pier Leases will not meet the "sale-leaseback" criteria. If the Fan Pier Leases do not meet "sale-leaseback" criteria, the Company will treat the Fan Pier Leases as a financing obligation and the asset will be depreciated over its estimated useful life.

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

        Based on the Company's evaluation of the 2015 Notes, the Company determined that the 2015 Notes contain a single embedded derivative. This embedded derivative relates to potential penalty interest payments that could be imposed on the Company for a failure to comply with its securities reporting obligations pursuant to the 2015 Notes. This embedded derivative required bifurcation because it was not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of September 28, 2010, the issue date of the 2015 Notes, December 31, 2011, and June 30, 2012.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Stock-based Compensation Expense (Continued)

        The effect of stock-based compensation expense during the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$22,683	$23,903	$40,905	$43,527
Restricted stock and restricted stock units	7,253	6,835	14,539	13,665
ESPP share issuances	1,742	1,523	4,172	3,102
Less stock-based compensation expense capitalized to inventories	(299)	(382)	(549)	(536)

Total stock-based compensation expense included in costs and expenses	$31,379	$31,879	$59,067	$59,758

Stock-based compensation expense by line item:
Research and development expenses	$19,777	$20,453	$36,981	$39,002
Sales, general and administrative expenses	11,602	11,426	22,086	20,756

Total stock-based compensation expense included in costs and expenses	$31,379	$31,879	$59,067	$59,758

        The Company capitalized $0.3 million and $0.5 million, respectively, of stock-based compensation expense to inventories, in the three and six months ended June 30, 2012 and $0.4 million and $0.5 million, respectively, of stock-based compensation expense to inventories, in the three and six months ended June 30, 2011. All of this stock-based compensation expense was attributable to employees who supported the Company's manufacturing operations for the Company's products.

        The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, as of June 30, 2012 by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of June 30, 2012
	Unrecognized Expense Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$152,789	2.78
Restricted stock and restricted stock units	53,914	2.59
ESPP share issuances	2,298	0.51

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Stock-based Compensation Expense (Continued)

        The following table summarizes information about stock options outstanding and exercisable at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$9.07–$20.00	1,273	3.27	$15.57	1,273	$15.57
$20.01–$30.00	1,484	6.79	29.22	1,035	28.99
$30.01–$40.00	13,413	7.42	36.11	6,815	35.09
$40.01–$50.00	345	8.81	44.28	51	44.59
$50.01–$60.00	2,191	9.11	53.14	591	54.73
$60.01–$64.30	65	9.89	63.10	—	n/a

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

L. September 2009 Financial Transactions (Continued)

Expenses Related to September 2009 Financial Transactions

        The table below sets forth the total expenses related to the September 2009 financial transactions for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Expenses and Losses (Gains):
Interest expense related to 2012 Notes	$—	$2,863	$—	$10,797
Change in fair value of embedded derivative related to 2012 Notes	—	(18)	—	(1,514)
Change in fair value of free-standing derivatives related to the sale of milestone payments	—	2,238	—	9,332

Total September 2009 financial transaction expenses	$—	$5,083	$—	$18,615

M. Sale of HIV Protease Inhibitor Royalty Stream

        In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of June 30, 2012, the Company had $87.7 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

N. Credit Agreement

        In January 2011, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent and lender. The credit agreement provided for a $100.0 million revolving credit facility that was unsecured. The Company did not borrow any amount under the credit agreement during its term, which expired on July 6, 2012.

O. Income Taxes

        For the three months ended June 30, 2012, the Company recorded a benefit from income taxes attributable to Vertex of $1.2 million. For the six months ended June 30, 2012, the Company recorded a provision for income taxes attributable to Vertex of $1.1 million. These were due to state income taxes.

        For the three and six months ended June 30, 2012, the Company recorded a provision for income taxes attributable to noncontrolling interest (Alios) of $21.2 million and $19.0 million, respectively. For the three and six months ended June 30, 2011, the Company recorded a provision for income taxes attributable to noncontrolling interest (Alios) of $24.4 million related to the estimated income tax

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

O. Income Taxes (Continued)

effect on Alios of Vertex's $60.0 million up-front payment to Alios. The Company has no liability for taxes payable by Alios. As such, the portion of the income tax provision related to Alios has been allocated to noncontrolling interest (Alios). As of June 30, 2012, Alios had income taxes payable of $0.2 million and a deferred tax liability of $135.4 million reflected on the condensed consolidated balance sheet. As of December 31, 2011, Alios had income taxes payable of $12.1 million and a deferred tax liability of $116.1 million reflected on the Company's condensed consolidated balance sheet.

        As of June 30, 2012 and December 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of June 30, 2012 and December 31, 2011.

        The Company was profitable in 2011 and the six months ended June 30, 2012, but continues to maintain a valuation allowance on its net operating losses and other deferred tax assets because of its extended history of annual losses. The Company's U.S. federal net operating loss carryforwards totaled approximately $2.7 billion as of December 31, 2011. On a quarterly basis, the Company reassesses the valuation allowance for deferred income tax assets. The Company would consider reversing a significant portion of the valuation allowance upon assessment of certain factors, including (i) a demonstration of sustained profitability and (ii) the support of internal financial forecasts demonstrating the utilization of the net operating loss carryforwards prior to their expiration. If the Company determines that the reversal of all or a portion of the valuation allowance is appropriate, a significant benefit could be recognized against its income tax provision in the period of the reversal.

        The Company files U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the United States before 2007 and any other major taxing jurisdiction for years before 2005, except where the Company has net operating losses or tax credit carryforwards that originated before 2005. The Company currently is under examination by Revenue Quebec for the year ended March 11, 2009 and the year ended December 31, 2007. No adjustments have been reported. The Company is not under examination by any other jurisdictions for any tax year.

        The Company intends to reinvest the total amount of its unremitted earnings in the local international jurisdiction or to repatriate the earnings only when tax-effective. As such, the Company has not provided for U.S. federal income taxes on the unremitted earnings of its international subsidiaries. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. federal income tax liability is not practical due to the complexity associated with this hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of the U.S. federal income tax liability.

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

        The restructuring expense incurred in the three and six months ended June 30, 2012 and 2011 relates only to the portion of the Kendall Square Facility that the Company is not occupying and does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

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

(unaudited)

P. Restructuring Expense (Continued)

income. The activities related to the restructuring liability for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Liability, beginning of the period	$25,473	$28,814	$26,313	$29,595
Cash payments	(3,725)	(3,737)	(7,411)	(7,473)
Cash received from subleases	2,488	2,387	4,974	4,582
Restructuring expense	594	741	954	1,501

Liability, end of the period	$24,830	$28,205	$24,830	$28,205

Q. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of June 30, 2012 or December 31, 2011.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are in the business of discovering, developing, manufacturing and commercializing small molecule drugs for the treatment of serious diseases. Our two products are INCIVEK™ (telaprevir), which is approved in the United States and Canada for the treatment of adults with genotype 1 hepatitis C virus, or HCV, infection, and KALYDECO™ (ivacaftor), which is approved in the United States and European Union for the treatment of patients six years of age or older with cystic fibrosis, or CF, who have a specific mutation that is referred to as the G551D mutation. Our collaborator, Janssen Pharmaceutica, N.V., or Janssen, markets telaprevir in Europe and its other territories under the brand name INCIVO™, and our collaborator, Mitsubishi Tanabe Pharma Corporation, or Mitsubishi Tanabe, markets telaprevir in Japan under the brand name TELAVIC™. We obtained approval to market KALYDECO in the United States in January 2012 and in the European Union in July 2012.

        As of June 30, 2012, we had cash, cash equivalents and marketable securities, excluding Alios' cash and cash equivalents, of $1.2 billion. In the first and second quarters of 2012, we had net product revenues of $375.4 million and $373.3 million, respectively. Our net product revenues from INCIVEK and KALYDECO were $327.7 million and $45.5 million, respectively, in the second quarter of 2012. The slight decrease in total net product revenues in the second quarter of 2012 as compared to the first quarter of 2012 was the result of a decrease in INCIVEK net product revenues offset by an increase in KALYDECO net product revenues. We expect these trends to continue with KALYDECO revenues increasing as a result of its recent approval in the European Union and INCIVEK revenues decreasing in future periods. Although our net product revenues in the second quarter of 2012 were similar to our net product revenues in the first quarter of 2012, we incurred a net loss attributable to us in the second quarter of 2012 of $(64.9) million as compared to net income attributable to us in the first quarter of 2012 of $91.6 million because we incurred two significant charges in the second quarter of 2012. These charges were $78.0 million related to excess and obsolete INCIVEK inventories, and $56.2 million related to an increase in the fair market value of our liabilities pursuant to our Alios collaboration due to positive clinical data we received from a Phase 1 clinical trial evaluating ALS-2200.

        We believe that our long-term success will depend on our ability to continue to generate and develop innovative molecules for the treatment of serious diseases. We have ongoing clinical programs involving drug candidates intended for the treatment of HCV infection, CF, rheumatoid arthritis, epilepsy and influenza. Our HCV clinical programs are focused on fulfilling INCIVEK post-marketing commitments to regulatory agencies and on developing all-oral, interferon-free combinations of HCV drugs and drug candidates that have the potential to further improve treatment options available to patients with HCV infection. In July 2012, we announced positive data from a Phase 1 clinical trial evaluating ALS-2200's activity against genotype 1 HCV infection over a seven-day dosing period. In this clinical trial, there was a median 4.54 log10 reduction in HCV RNA levels in eight treatment-naïve patients after seven days of dosing with 200 mg of ALS-2200 once daily. ALS-2200 was well-tolerated and no patients discontinued due to adverse events. Based on these results, we plan to initiate Phase 2 clinical trials in 2012 to evaluate 12-week all-oral regimens including ALS-2200 in patients with genotype 1 HCV infection, pending discussions with regulatory agencies. In our CF program, we are investigating the use of KALYDECO as a monotherapy in additional populations of patients with CF, and combinations of KALYDECO and our other CF drug candidates, with the goal of expanding the group of patients with CF who can benefit from our medicines. In June 2012, we announced final data from Part 2 of a Phase 2 clinical trial of VX-809 in combination with KALYDECO. We plan to initiate a pivotal clinical program to evaluate KALYDECO in combination with VX-809 in CF patients with two copies of the F508del mutation in the cystic fibrosis transmembrane conductance regulatory, or CFTR, gene, pending discussions with regulatory agencies. We expect to continue investing in research programs directed toward the identification of new drug candidates and to develop and commercialize selected drug candidates that emerge from those programs, alone or with third-party collaborators.

Competition

HCV

        The field of HCV infection treatment is highly competitive and characterized by rapid technological advances. We and Janssen are competing with Merck & Co., Inc.'s VICTRELIS™ (boceprevir), another HCV protease inhibitor that was approved for sale in the United States and Europe in 2011. Increased competition from currently approved drugs, the introduction of new competitive drugs or drug combinations, adverse information regarding the safety characteristics or efficacy of the drug, significant new information regarding potential future treatment regimens that are being evaluated in clinical trials or enrollment by patients in clinical trials being conducted by us or our competitors could result in abrupt shifts in the HCV market. Several of our competitors are conducting Phase 3 clinical trials evaluating their drug candidates for the treatment of genotype 1 HCV infection. For example, Janssen is evaluating an HCV protease inhibitor, TMC-435, in combination with pegylated-interferon, or peg-IFN, and ribavirin in Phase 3 clinical trials that were initiated in early 2011, and Gilead Sciences, Inc., or Gilead, initiated a Phase 3 clinical trial in June 2012 to evaluate its HCV nucleotide analogue, GS-7977, in combination with peg-IFN and ribavirin. We believe that final data from these Phase 3 clinical trials may become available within the next twelve months and that, if approved, these drugs will compete directly with INCIVEK.

        We, along with a number of our competitors, are pursuing development programs involving all-oral combinations of HCV drugs and drug candidates with the goal of developing improved treatment regimens for HCV infection that could render current and future treatment regimens that include the administration of peg-IFN by injection uncompetitive. In particular, we and our competitors, Abbott Laboratories, Bristol-Myers Squibb Company and Gilead, are actively pursuing development of all-oral combination treatment regimens to treat HCV infection. To date, potential all-oral combination treatment regimens have been evaluated in Phase 2 clinical trials involving relatively small numbers of patients. However, we expect that one or more of our competitors may begin registration programs evaluating potential all-oral combination regimens for the treatment of genotype 1 HCV infection in the second half of 2012. While the development and regulatory timelines for these drug candidates are subject to risk and uncertainty, we believe that substantial additional clinical data regarding these drug candidates and potential all-oral treatment regimens will become available in 2012 and 2013 and that one or more all-oral treatment regimens could be commercially available as early as 2014.

CF

        KALYDECO (ivacaftor) is approved in the United States and the European Union for the treatment of patients with CF six years of age or older who have the G551D mutation on at least one allele of the CFTR gene. We are focused on continuing our launch of KALYDECO in the United States and launching KALYDECO in Europe. KALYDECO has received Priority Review from the Therapeutic Product Directorate of Health Canada, and we have submitted a marketing authorization application for KALYDECO to the Therapeutic Goods Administration of Australia. We recently initiated two Phase 3 clinical trials to evaluate KALYDECO as a monotherapy in CF patients with mutations other than the G551D mutation, and are planning a Phase 3 clinical trial of KALYDECO as a monotherapy in CF patients two to five years of age who have a gating mutation in the CFTR gene. If these clinical trials are successful, we expect we would obtain approval for the use of KALYDECO in additional populations in 2013 or later.

        We are aware of several companies that are engaged in researching and/or developing treatments for CF, including Genzyme Corporation, which has a research program directed at identifying CFTR corrector compounds. We believe that the programs that could result in drugs that are directly competitive with KALYDECO or the combination treatment regimens that we are developing are several years behind our programs.

        In addition to the factors described above, approved drugs continue to be subject to, among other things, numerous regulatory risks, post-approval safety monitoring and risks related to supply chain disruptions.

Drug Development

        Discovery and development of a new pharmaceutical product is a difficult and lengthy process that requires significant financial resources along with extensive technical and regulatory expertise and can take 10 to 15 years or more. Potential drug candidates are subjected to rigorous evaluations, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, side-effects, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing as a pharmaceutical product. Most chemical compounds that are investigated as potential drug candidates never progress into development, and most drug candidates that do advance into development never receive marketing approval. We cannot predict whether or not we will encounter problems with any of our completed, ongoing or planned clinical trials that could cause us or regulatory authorities to delay or suspend the clinical trial. Because our investments in drug candidates are subject to considerable risks, we closely monitor the results of our discovery research, clinical trials and nonclinical studies, and frequently evaluate our drug development programs in light of new data and scientific, business and commercial insights, with the objective of balancing risk and potential. This process can result in relatively abrupt changes in focus and priority as new information becomes available and we gain additional understanding of our ongoing programs and potential new programs, as well as our competitors' programs.

        If we believe the data from a completed registration program support approval of a drug candidate, we submit a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, requesting approval to market the drug candidate in the United States. We also may seek analogous approvals from comparable regulatory authorities in foreign jurisdictions, such as a marketing authorization in the European Union. To obtain approval, we must, among other things, demonstrate with evidence gathered in nonclinical studies and well-controlled clinical trials that the drug candidate is safe and effective for the disease it is intended to treat and that the manufacturing facilities, processes and controls for the manufacture of the drug candidate are adequate. The FDA and foreign regulatory authorities have substantial discretion in deciding whether or not a drug candidate should be granted approval based on the benefits and risks of the drug candidate in the treatment of a particular disease, and could delay, limit or deny regulatory approval. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for the drug candidate involved will be harmed.

Drug Supply and INCIVEK Inventory Write-down

        We rely on an international network of third parties to manufacture and distribute our products and for supplies of compounds for clinical trials, and we expect that we will continue to rely on third parties to provide these manufacturing services for the foreseeable future. Third-party contract manufacturers, including some in China, supply us with raw materials, and contract manufacturers in the European Union and the United States convert these raw materials into drug substance and convert the drug substance into final dosage form. Establishing and managing this global supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party relationships. Although we believe we effectively manage the business relationships with companies in our supply chain, we do not have complete control over their activities. Also, we have limited flexibility to adjust our supply of INCIVEK in response to changes in demand, due to the significant lead times required to manufacture INCIVEK.

        In the second quarter of 2012, following a periodic assessment of the recoverability of capitalized costs, we recorded within cost of product revenues a $78.0 million charge for excess and obsolete INCIVEK inventories. Periodic assessments of the recoverability of capitalized costs involve significant estimates and judgments on the part of management. The charge and corresponding inventory write-down were based on our analysis of our INCIVEK inventory levels in relation to our commercial outlook for INCIVEK. As part of the analysis, we considered, among other factors, (i) recent decreases in demand for INCIVEK and our expectation the demand will decrease further in the second half of 2012, (ii) the potential development by us and our competitors of other drugs and combination treatments for HCV infection, (iii) positive results released in the second quarter of 2012 from Phase 2 clinical trials of drug candidates being developed by our competitors and (iv) the recent initiation by our competitors of a number of additional Phase 2 and Phase 3 clinical trials of drug candidates for the treatment of HCV infection. We will continue to evaluate our INCIVEK inventories on a quarterly basis, and future changes in the outlook for commercial sales of INCIVEK, including changes due to future developments with respect to demand for INCIVEK or the advancement or approval of other drugs or combination treatments for HCV infection, could result in additional inventory write-downs and related charges in future periods.

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

Recent Developments

CF

KALYDECO—Phase 3 Clinical Trials of KALYDECO Monotherapy

        In June 2012, we initiated a Phase 3 clinical trial to evaluate KALYDECO monotherapy in patients six years of age and older who have the R117H mutation on at least one allele of the CFTR gene. In July 2012, we initiated a Phase 3 clinical trial to evaluate KALYDECO monotherapy in patients six years of age and older with non-G551D gating mutations in the CFTR gene. In the second half of 2012, we plan to initiate a Phase 3 clinical trial to evaluate KALYDECO monotherapy in patients ages two to five years old with a gating mutation on at least one allele of the CFTR gene.

VX-809/KALYDECO—Phase 2 Clinical Trial

        In June 2012, we announced the final data from Part 2 of a Phase 2 clinical trial of VX-809 and KALYDECO. This part of the clinical trial enrolled 109 people with CF ages 18 years and older with one (heterozygous) or two (homozygous) copies of the F508del mutation in the CFTR gene, who were divided into five treatment groups of approximately 20 patients each. Three groups of homozygous patients were randomized to receive VX-809 alone (200mg, 400mg or 600mg) for 28 days and then in combination with KALYDECO (250mg) for an additional 28 days. One group of heterozygous patients received VX-809 alone (600mg) for 28 days and then in combination with KALYDECO (250mg) for an additional 28 days. The placebo group included both homozygous and heterozygous patients.

        The data from this Phase 2 clinical trial of VX-809 and KALYDECO showed statistically significant improvements in lung function, percent predicted forced expiratory volume in one second, or FEV1, in each of the homozygous treatment groups compared to placebo from Day 28 to Day 56. The greatest improvements in lung function were observed in patients who received 600mg of VX-809, the highest dose evaluated in this clinical trial, in combination with KALYDECO. Most adverse events observed during the 56-day clinical trial were mild to moderate in severity across all treatment groups and similar between treatment and placebo groups. We are preparing to initiate a pivotal clinical trial program, which is expected to evaluate VX-809 (600mg) in combination with KALYDECO (250mg) in homozygous patients and begin in early 2013, pending discussions with regulatory agencies.

  Lung Function

        Homozygous patients treated with the highest dose of VX-809 (600mg) in combination with KALYDECO from Day 28 to Day 56 experienced a mean absolute improvement in lung function of 8.6 percentage points compared to placebo (p<0.001) and a mean absolute improvement of 6.1 percentage points within group (p<0.001). The following table sets forth the mean absolute change in percent predicted FEV1 for homozygous patients who received the highest dose of VX-809 and patients for the placebo treatment arm:

	Day 0 to Day 28	Day 28 to Day 56
Placebo, including homozygous and heterozygous patients, within group	-0.9 (p=0.54)	-2.5 (p=0.08)
VX-809 alone (600mg; QD) for 28 days followed by the addition of KALYDECO (250mg, q12h) for 28 days within group	-2.9 (p=0.07)	+6.1 (p<0.001)
VX-809 alone (600mg; QD) for 28 days followed by the addition of KALYDECO (250mg, q12h) for 28 days compared to placebo	-2.0 (p=0.36)	+8.6 (p<0.001)

        The following table sets forth the percentage of patients who received the highest dose of VX-809 and percentage of patients in the placebo group who experienced absolute improvements in lung function of 5 percentage points or more and 10 percentage points or more during the periods from Day 0 to Day 28 and from Day 28 to Day 56:

	Day 0 to Day 28		Day 28 to Day 56
	Placebo	VX-809 (600mg) monotherapy	Placebo	VX-809 (600mg) and KALYDECO (250mg)
≥ 5 percentage point absolute improvement FEV1	13.0% (3/23)	10.0% (2/20)	9.5% (2/21)	55.0% (11/20)
≥ 10 percentage point absolute improvement FEV1	4.3% (1/23)	5.0% (1/20)	0.0% (0/21)	25.0% (5/20)

        From Day 0 to Day 56, patients receiving VX-809 (600mg) and KALYDECO experienced a mean absolute improvement in lung function of 6.7 percentage points compared to placebo (p=0.002) and a 3.4 percentage point improvement within group (p=0.03). Patients receiving placebo experienced a mean absolute decline in lung function of 3.3 percentage points (p=0.03) over the same time period.

  Sweat Chloride

        The two primary endpoints in this clinical trial were safety and change in sweat chloride from Day 28 to Day 56 compared to placebo. Although not a clinically validated endpoint, a reduction in sweat chloride is considered to be a biomarker of improved CFTR function in the skin. There was no decrease in sweat chloride among those receiving placebo from Day 0 to Day 28 or from Day 28 to Day 56. In homozygous patients treated with 600mg of VX-809 alone for 28 days, there was a statistically significant mean decrease in sweat chloride of 6.4 mmol/L compared to placebo (p=0.01). In these patients, an additional mean decrease in sweat chloride of 3.7 mmol/L compared to placebo was observed with combination treatment between Day 28 and Day 56, which was not statistically significant.

        A statistically significant reduction in sweat chloride was observed from Day 0 to Day 28 in homozygous patients treated with VX-809 (200mg, 400mg) alone compared to patients who received placebo, and additional reductions in sweat chloride were observed with the combination treatment between Day 28 and Day 56, but these reductions were not statistically significant.

  Heterozygous patients

        In heterozygous patients who received 600mg of VX-809 in combination with KALYDECO, there was a mean absolute improvement in lung function from Day 28 to Day 56 compared to placebo. This improvement in lung function was smaller than the improvement seen in homozygous patients receiving 600mg of VX-809 in combination with KALYDECO. Based on these data, we plan to conduct additional clinical studies of VX-809 and KALYDECO in heterozygous patients.

  Safety

        VX-809 was generally well tolerated alone and in combination with KALYDECO. The most common adverse events were pulmonary in nature. Most adverse events were mild to moderate in severity and similar between treatment and placebo groups. The rate of serious adverse events was also similar between treatment and placebo groups.

VX-661/KALYDECO

        A Phase 2 clinical trial of VX-661, a second CFTR corrector being evaluated in combination with KALYDECO for patients with CF homozygous for the F508del mutation, is ongoing, with final data expected in 2013.

HCV

Alios Nucleotide Analogues

        In July 2012, we announced positive results from a Phase 1 clinical trial that evaluated the safety and tolerability of single ascending doses of ALS-2200 in healthy volunteers, and the safety, tolerability and effects on viral kinetics of multiple ascending doses of ALS-2200 in treatment-naïve patients with genotype 1 HCV infection. In this clinical trial, patients with HCV infection dosed with ALS-2200 had a dose-dependent, consistent and rapid decline in HCV RNA levels. In the treatment group in which patients with genotype 1 HCV infection received seven days of dosing with 200 mg of ALS-2200 once daily, there was a median 4.54 log10 reduction in HCV RNA levels at the end of the dosing period. The results from each of the dose groups in this clinical trial are included in the following table:

Dose Group	Number of Patients(1)	Median Baseline HCV RNA levels (Log10 IU/mL) (Min, Max)	Median Change From Baseline After 3 Days of Treatment (Log10 IU/mL) (Min, Max)	Median Change From Baseline After 7 Days of Treatment (Log10 IU/mL) (Min, Max)
Placebo	8	6.30	0.13	0.11
		(5.70, 6.90)	(-0.34, 1.22)	(-0.28, 0.66)
ALS-2200 alone (15mg; once		6.11	-0.49	-0.97
daily) for seven days	8	(5.46, 7.00)	(-0.20, -0.99)	(-0.17, -1.59)
ALS-2200 alone (50mg; once		6.19	-1.83	-3.02
daily) for seven days	8	(5.73, 7.21)	(-1.41, -2.20)	(-2.21, -3.57)
ALS-2200 alone (100mg; once		6.49	-2.60	-3.95
daily) for seven days(2)	8	(5.67, 7.00)	(-1.81, -3.78)	(-3.39, -4.51)
ALS-2200 alone (200mg; once		6.18	-3.85	-4.54
daily) for seven days(3)	8	(5.66, 6.72)	(-2.87, -4.17)	(-3.81, -5.08)

(1)
Of the patients with HCV infection in the ALS-2200 treatment groups, two had genotype 1a HCV infection, 29 had genotype 1b HCV infection and one patient's HCV genotype 1 subtype was not able to be determined.

(2)
One patient had an HCV RNA level below the limit of detection (Roche COBAS Taqman HCV test, Version 2) during the clinical trial.

(3)
Four patients had HCV RNA levels below the limit of quantification (<LOQ = < 25 IU/mL) during the clinical trial.

        In this clinical trial, ALS-2200 was well-tolerated. There were no serious adverse events observed in patients dosed with ALS-2200 and no patients discontinued due to adverse events.

        Based on these results, we plan to initiate Phase 2 clinical trials in 2012 to evaluate 12-week all-oral regimens incorporating ALS-2200 in patients with genotype 1 HCV infection, pending discussions with regulatory agencies. We expect these Phase 2 clinical trials to include a clinical trial evaluating ALS-2200 in combination with INCIVEK and a clinical trial evaluating ALS-2200 in combination with ribavirin.

        We also are conducting a Phase 1 clinical trial to evaluate the safety, tolerability and effects on viral kinetics of ALS-2158, a second HCV nucleotide analogue that we are developing in collaboration with Alios. Data from this Phase 1 clinical trial are expected in the next few months.

INCIVEK

        We have an ongoing pivotal clinical trial evaluating whether treatment with INCIVEK can be effectively reduced to twice-daily (BID) dosing instead of three-times-daily dosing. We expect to obtain data from this clinical trial in the second half of 2012 and, if supported by the data, plan to submit this revised dosing schedule to the FDA as part of a supplemental NDA. To fulfill post-marketing commitments, we also have several additional clinical trials ongoing to evaluate patients co-infected with HCV and HIV, patients with recurrent HCV infection following a liver transplant and African American patients who were not cured with a prior treatment of peg-IFN and ribavirin.

VX-222

        In June 2012, we initiated a Phase 2 clinical trial that is expected to enroll approximately 60 patients with genotype 1a HCV infection. This clinical trial is evaluating an all-oral treatment regimen of INCIVEK, VX-222 and ribavirin with treatment regimens as short as 12 weeks.

Rheumatoid Arthritis

        We are enrolling patients with moderate to severe rheumatoid arthritis in a Phase 2b clinical trial evaluating once-daily and twice-daily doses of VX-509 over a six-month dosing period. We expect to enroll approximately 350 patients in this clinical trial. VX-509 is being evaluated in combination with methotrexate, a commonly prescribed disease-modifying antirheumatic drug that frequently is used in combination with other rheumatoid arthritis drugs. We also are preparing to initiate additional clinical trials of VX-509 in other immune-mediated inflammatory diseases beginning in early 2013.

Influenza

        We expect data in the second half of 2012 from an ongoing Phase 2 clinical trial of VX-787 that is expected to enroll approximately 140 healthy volunteers who are being infected with live influenza virus as part of this clinical trial. We are evaluating VX-787 as a potential treatment for influenza A, including recent H1 (pandemic) and H5 (avian) influenza strains.

Results of Operations—Three and Six Months Ended June 30, 2012 Compared with Three and Six Months Ended June 30, 2011

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Revenues	$418,305	$114,424	$303,881	266%	$857,042	$188,086	$668,956	356%
Operating costs and expenses	429,075	280,314	148,761	53%	776,163	513,875	262,288	51%
Other loss, net	23,698	33,428	(9,730)	(29)%	27,471	49,625	(22,154)	(45)%
Net income (loss) attributable to noncontrolling interest (Alios)	30,463	(25,249)	n/a	n/a	26,749	(25,249)	n/a	n/a
Net income (loss) attributable to Vertex	$(64,931)	$(174,069)	$(109,138)	(63)%	$26,659	$(350,165)	n/a	n/a

Net Income (Loss) Attributable to Vertex

        In the second quarter of 2012, we had a net loss attributable to Vertex of $(64.9) million as compared to a net loss attributable to Vertex of $(174.1) million in the second quarter of 2011. Our total revenues increased significantly in the second quarter of 2012 compared to the second quarter of 2011 due to a $298.7 million increase in our net product revenues and a $23.5 million increase in our royalty revenues, partially offset by an $18.3 million decrease in our collaborative revenues. Our operating costs and expenses increased from $280.3 million, including $31.9 million of stock-based compensation expense, in the second quarter of 2011 to $429.1 million, including $31.4 million of stock-based compensation expense, in the second quarter of 2012. The increase in operating expenses was primarily due to a $99.1 million increase in cost of product revenues, a $22.9 million increase in research and development expenses and a $20.9 million increase in sales, general and administrative expenses. The cost of product revenues increased in the second quarter of 2012 as compared to the same period in 2011 because of the increase in net product revenues of $298.7 million and because we recorded a $78.0 million charge in the second quarter of 2012 for excess and obsolete INCIVEK inventories. In addition, the $56.2 million increase in the fair value of the contingent milestone payments and royalties payable by us to Alios increased the net loss attributable to Vertex in the second quarter of 2012 dollar-for-dollar. The fair value of these contingent milestone and royalty payments increased because the positive data from a Phase 1 clinical trial of ALS-2200 made it more likely that these payments will become due from us to Alios.

        In the six months ended June 30, 2012, we had net income attributable to Vertex of $26.7 million as compared to a net loss attributable to Vertex of $(350.2) million in the six months ended June 30, 2011. Our total revenues increased significantly in the first half of 2012 compared to the first half of 2011 due to a $674.1 million increase in our net product revenues and a $56.4 million increase in our royalty revenues, partially offset by a $61.5 million decrease in our collaborative revenues. Our operating costs and expenses increased from $513.9 million, including $59.8 million of stock-based compensation expense, in the first half of 2011 to $776.2 million, including $59.1 million of stock-based compensation expense, in the first half of 2012. The increase in operating expenses was primarily due to a $125.1 million increase in cost of product revenues, which included the $78.0 million charge in the second quarter of 2012 for excess and obsolete INCIVEK inventories, as well as a $60.7 million increase in research and development expenses and a $60.5 million increase in sales, general and administrative expenses. In addition, a $55.2 million increase in the fair value of the contingent milestones and royalties payable by us to Alios decreased the net income attributable to Vertex in the first half of 2012 dollar-for-dollar.

Net Income (Loss) Attributable to Vertex per Diluted Share

        Net loss attributable to Vertex was $(0.31) and $(0.85), respectively, per diluted share in the three months ended June 30, 2012 and 2011. Net income attributable to Vertex was $0.12 per diluted share in the six months ended June 30, 2012 compared to a net loss attributable to Vertex of $(1.72) per diluted share in the six months ended June 30, 2011. The $78.0 million charge in the second quarter of 2012 for excess and obsolete INCIVEK inventories affected net income (loss) attributable to Vertex per diluted share, net of tax, by $0.36 for the three and six months ended June 30, 2012, resulting in a net loss attributable to Vertex per diluted share in the second quarter of 2012 and reducing net income attributable to Vertex per diluted share in the first half of 2012.

Revenues

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Product revenues, net	$373,273	$74,535	$298,738	401%	$748,648	$74,535	$674,113	904%
Royalty revenues	33,480	10,010	23,470	234%	72,461	16,071	56,390	351%
Collaborative revenues	11,552	29,879	(18,327)	(61)%	35,933	97,480	(61,547)	(63)%

Total revenues	$418,305	$114,424	$303,881	266%	$857,042	$188,086	$668,956	356%

  Product Revenues, Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Product revenues, net
INCIVEK	$327,739	$74,535	$684,666	$74,535
KALYDECO	45,534	—	63,982	—

Total product revenues, net	$373,273	$74,535	$748,648	$74,535

        Our net product revenues in three and six months ended June 30, 2012 increased substantially from our net product revenues in the three and six months ended June 30, 2011. Revenues in the 2012 periods included revenues from both INCIVEK, which was approved by the FDA in May 2011, and KALYDECO, which was approved by the FDA in January 2012. Our net product revenues in the comparable periods in 2011 consisted of net product revenues for INCIVEK for the period from its approval on May 23, 2011 through June 30, 2011.

        Our net product revenues of $373.3 million in the second quarter of 2012 were slightly less than our net product revenues of $375.4 million in the first quarter of 2012, as a $27.1 million increase in net product revenues from KALYDECO was offset by a $29.2 million decrease in net product revenues from INCIVEK. The decrease in INCIVEK net product revenues was the result of lower sales volumes partially offset by a seven percent increase in the wholesale acquisition price of INCIVEK in the United States that became effective on April 1, 2012. We expect that INCIVEK net product revenues will decrease in the second half of 2012 in comparison to the first half of 2012 due to competitive pressures, and that this decrease will be partially offset by an expected increase in KALYDECO net product revenues.

  Royalty Revenues

        The increases in our royalty revenues in the second quarter and first half of 2012 as compared to the comparable periods in 2011 were due to royalty revenues recognized from sales of INCIVO by Janssen. INCIVO was approved in the European Union in September 2011, and we recognized $28.0 million and $60.9 million, respectively, of royalty revenues from Janssen in the second quarter and first half of 2012. Royalty revenues from Janssen decreased by $4.9 million from $32.9 million in the first quarter of 2012 to $28.0 million in the second quarter of 2012. Mitsubishi Tanabe's license to market telaprevir in Japan is fully paid.

        We recognized royalty revenues related to sales by GlaxoSmithKline plc of Lexiva/Telzir, an HIV protease inhibitor that was discovered and developed pursuant to our collaboration with GlaxoSmithKline, of $5.5 million and $7.5 million, respectively, in the second quarter of 2012 and 2011, and $11.6 million and $13.5 million, respectively, in the first half of 2012 and 2011. We sold our rights to these HIV royalties in 2008 for a one-time cash payment of $160.0 million.

  Collaborative Revenues

        Our collaborative revenues have fluctuated significantly on an annual and quarterly basis. This variability has been due to, among other things, (i) the achievement of significant milestone revenues in 2011, (ii) the April 2011 amendment to our collaboration agreement with the Cystic Fibrosis Foundation Therapeutics Incorporated, or CFFT, which began providing us additional research and development support in April 2011 and (iii) variable revenues we received for providing services to Janssen and Mitsubishi Tanabe through our third-party manufacturing network.

        The following table summarizes our collaborative revenues for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Collaborative revenues:
Janssen	$2,180	$9,058	$8,597	$65,174
Mitsubishi Tanabe	4,845	14,873	18,879	26,358
CFFT	4,527	5,948	8,457	5,948

Total collaborative revenues	$11,552	$29,879	$35,933	$97,480

        Our Janssen collaborative revenues decreased in the second quarter of 2012 as compared to the second quarter of 2011 primarily due to a decrease in revenues from manufacturing services we provided to Janssen through our third-party manufacturing network. Our collaborative revenues from Janssen decreased significantly in the first half of 2012 as compared to the first half of 2011 because we recognized $50.0 million in milestone revenues under our collaboration agreement with Janssen in the first half of 2011 for which there were no comparable milestone revenues in the first half of 2012. We do not expect to earn any future milestone payments pursuant to our collaboration agreement with Janssen.

        In the second quarter of 2012, we recognized the final $3.2 million of deferred revenues related to a one-time payment of $105.0 million that we received in 2009 from Mitsubishi Tanabe. From the fourth quarter of 2009 through the first quarter of 2012, we recognized $9.6 million in collaborative revenues each quarter related to this one-time payment. We do not expect to recognize any future collaborative revenues pursuant to our collaboration agreement with Mitsubishi Tanabe.

Operating Costs and Expenses

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Cost of product revenues	$104,549	$5,404	$99,145	1,835%	$130,467	$5,404	$125,063	2,314%
Royalty expenses	9,874	3,902	5,972	153%	23,167	6,568	16,599	253%
Research and development expenses	196,544	173,604	22,940	13%	392,915	332,216	60,699	18%
Sales, general and administrative expenses	117,514	96,663	20,851	22%	228,660	168,186	60,474	36%
Restructuring expense	594	741	(147)	(20)%	954	1,501	(547)	(36)%

Total costs and expenses	$429,075	$280,314	$148,761	53%	$776,163	$513,875	$262,288	51%

  Cost of Product Revenues

        Our cost of product revenues includes in each period the cost of producing inventories that corresponds to product revenues for the reporting period, plus the third-party royalties payable on our net sales of INCIVEK and KALYDECO. Most of the manufacturing costs of INCIVEK and KALYDECO sold in the periods presented were expensed as research and development expenses in prior periods. In the second quarter of 2012, we recorded within cost of product revenues a $78.0 million charge for excess and obsolete INCIVEK inventories, which included an accrual for estimated expenses related to our non-cancelable purchase commitments.

  Royalty Expenses

        Royalty expenses include third-party royalties payable on net sales of telaprevir by our collaborators and a subroyalty payable to a third party on net sales of Lexiva/Telzir, an HIV protease inhibitor sold by GlaxoSmithKline. Royalty expenses in the three and six months ended June 30, 2012 increased compared to the three and six months ended June 30, 2011 because of the third-party royalties payable on net sales of INCIVO by Janssen.

  Research and Development Expenses

	Three Months Ended June 30,		Increase	Increase	Six Months Ended June 30,		Increase	Increase
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Research expenses	$58,495	$51,733	$6,762	13%	$119,488	$103,104	$16,384	16%
Development expenses	138,049	121,871	16,178	13%	273,427	229,112	44,315	19%

Total research and development expenses	$196,544	$173,604	$22,940	13%	$392,915	$332,216	$60,699	18%

        Our research and development expenses include internal and external costs incurred for research and development of our drugs and drug candidates. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and other direct expenses, and infrastructure costs, to individual drugs or drug candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are significantly greater than our external costs, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we do allocate by individual program. All research and development costs for our drugs and drug candidates are expensed as incurred.

        To date, we have incurred in excess of $5.1 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.

        In recent periods, costs related to our HCV and CF programs have represented the largest portion of our development costs. We expect to continue to incur development costs related to the conduct of additional clinical trials to support potential supplemental applications for telaprevir and ivacaftor. If our clinical trials of VX-222 are successful, we could submit an NDA for an all-oral regimen for the treatment of genotype 1 HCV infection as early as the end of 2014. We plan to evaluate a number of additional potential all-oral combination treatment regimens that would include INCIVEK, VX-222, ALS-2200, ALS-2158 and/or ribavirin in order to identify which all-oral combination treatment regimen or regimens to evaluate in Phase 3 clinical trials. Our drug candidates are still in early and mid-stage clinical development and, as a result, any estimates regarding development and regulatory timelines for these drug candidates are highly subjective and subject to change. We cannot make a meaningful estimate when, if ever, these drug candidates, including VX-222 and those we in-licensed from Alios, will generate revenues and cash flows.

  Research Expenses

	Three Months Ended June 30,		Increase	Increase	Six Months Ended June 30,		Increase	Increase
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$19,007	$17,798	$1,209	7%	$38,822	$35,750	$3,072	9%
Stock-based compensation expense	6,714	6,634	80	1%	12,950	12,889	61	0%
Laboratory supplies and other direct expenses	10,300	8,258	2,042	25%	22,213	16,047	6,166	38%
Contractual services	5,119	2,730	2,389	88%	10,679	5,744	4,935	86%
Infrastructure costs	17,355	16,313	1,042	6%	34,824	32,674	2,150	7%

Total research expenses	$58,495	$51,733	$6,762	13%	$119,488	$103,104	$16,384	16%

        We have maintained a substantial investment in research activities, with increases in each category of research expense in the second quarter and first half of 2012 as compared to the second quarter and first half of 2011. A portion of the increases in research expenses in the 2012 periods as compared to the 2011 periods is attributable to increased expenses incurred by Alios that are consolidated into our research expenses, but that are not reimburseable by us under our collaboration agreement with Alios. These research expenses incurred by Alios increased by $2.8 million and $6.7 million, respectively, in the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. We expect to continue to invest in our research programs in an effort to identify additional drug candidates.

  Development Expenses

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$35,040	$31,504	$3,536	11%	$69,145	$61,288	$7,857	13%
Stock-based compensation expense	13,063	13,819	(756)	(5)%	24,031	26,113	(2,082)	(8)%
Laboratory supplies and other direct expenses	9,968	8,391	1,577	19%	19,529	15,740	3,789	24%
Contractual services	52,174	35,316	16,858	48%	99,263	63,807	35,456	56%
Drug supply costs	954	9,680	(8,726)	(90)%	8,976	15,394	(6,418)	(42)%
Infrastructure costs	26,850	23,161	3,689	16%	52,483	46,770	5,713	12%

Total development expenses	$138,049	$121,871	$16,178	13%	$273,427	$229,112	$44,315	19%

        Our development expenses increased by $16.2 million, or 13%, in the second quarter of 2012 as compared to the second quarter of 2011, and by $44.3 million, or 19%, in the first half of 2012 as compared to the first half of 2011, primarily as a result of increased contractual services expenses related to our ongoing and planned clinical trials.

  Sales, General and Administrative Expenses

	Three Months Ended June 30,		Increase	Increase	Six Months Ended June 30,		Increase	Increase
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$117,514	$96,663	$20,851	22%	$228,660	$168,186	$60,474	36%

        Sales, general and administrative expenses increased substantially in the second quarter and first half of 2012 as compared to the second quarter and first half of 2011, primarily as a result of increases in workforce and commercial expenses associated with marketing INCIVEK and KALYDECO.

  Restructuring Expense

        As of June 30, 2012, our lease restructuring liability was $24.8 million. In the three months ended June 30, 2012 and 2011, we recorded restructuring expense of $0.6 million and $0.7 million, respectively, and in the six months ended June 30, 2012 and 2011, we recorded restructuring expense of $1.0 million and $1.5 million, respectively. In the three and six months ended June 30, 2012, we made cash payments of $3.7 million and $7.4 million, respectively, against the accrued expense and received $2.5 million and $5.0 million, respectively, in sublease rental payments. During the remainder of 2012, we expect to make additional cash payments of $7.4 million against the accrued expense and to receive $5.0 million in sublease rental payments.

Non-operating Items

  Interest Income

        Interest income increased by $0.4 million to $0.6 million for the second quarter of 2012 from $0.2 million for the second quarter of 2011 and decreased by $0.7 million to $0.9 million for the first half of 2012 from $1.6 million for the first half of 2011. Our cash, cash equivalents and marketable securities yielded less than 0.5% on an annual basis in the second quarter of 2012 and first half of 2012.

  Interest Expense

        Interest expense decreased by $2.8 million, or 40%, to $4.2 million in the second quarter of 2012 from $7.0 million in the second quarter of 2011, and by $10.7 million, or 56%, to $8.3 million in first half of 2012 from $19.0 million in the first half of 2011. The decrease was the result of decreased interest expense related to our secured notes due 2012, which were redeemed in 2011. During the second half of 2012, we expect that we will incur approximately $7 million in interest expense related to our convertible senior subordinated notes due 2015, or 2015 Notes.

  Change in Fair Value of Derivative Instruments

        In the three and six months ended June 30, 2011, we recorded charges of $2.2 million and $7.8 million, respectively, in connection with the embedded and free-standing derivatives associated with our September 2009 financial transactions. In 2011, the contingent milestone payments that were the subject of the September 2009 financial transactions were earned in full. We did not incur any charges related to the September 2009 financial transactions in the first half of 2012 and will not incur any charges related to these financial transactions in future periods.

  Provision for Income Taxes

        In the three months ended June 30, 2012, we recorded a benefit from income taxes attributable to Vertex of $1.2 million. In the six months ended June 30, 2012, we recorded a provision for income taxes attributable to Vertex of $1.1 million. These were due to state income taxes.

        In the three and six months ended June 30, 2012, provisions for income taxes attributable to noncontrolling interest (Alios) of $21.2 million and $19.0 million, respectively, were recorded. In the three and six months ended June 30, 2011, we recorded a provision for income taxes attributable to noncontrolling interest (Alios) of $24.4 million related to the estimated income tax effect on Alios of our $60.0 million up-front payment to Alios. We have no liability for taxes payable by Alios, and the portion of the income tax provision related to Alios has been allocated to noncontrolling interest (Alios).

  Noncontrolling Interest (Alios)

        The net income (loss) attributable to noncontrolling interest (Alios) recorded on our condensed consolidated statements of operations reflects Alios' net income (loss) for the reporting period, as adjusted for changes during the reporting period in the fair value of the contingent milestone payments and royalties payable by us to Alios. The following table summarizes the net income (loss) attributable to noncontrolling interest (Alios) in the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$(34,468)	$(199,318)	$53,408	$(375,414)
Summary of net income (loss) attributable to noncontrolling interest (Alios):
Operating costs and expenses	$(4,646)	$(801)	$(9,732)	$(801)
Other income (expense)	179	—	241	—
Change in fair value of contingent milestone and royalty payments	56,170	—	55,200	—
Provision for income taxes	(21,240)	(24,448)	(18,960)	(24,448)

Net income (loss) attributable to noncontrolling interest (Alios)	$30,463	$(25,249)	$26,749	$(25,249)

Net income (loss) attributable to Vertex	$(64,931)	$(174,069)	$26,659	$(350,165)

        In the three months ended June 30, 2012, the fair value of contingent milestone and royalty payments increased by $56.2 million primarily because positive data we received from a Phase 1 clinical trial evaluating ALS-2200 made it more likely that these payments will become due from us to Alios. This increase in fair value of these contingent milestone and royalty payments resulted in a corresponding increase in net loss attributable to Vertex in the second quarter of 2012 and a decrease in the net income attributable to Vertex in the first half of 2012. If the Alios HCV nucleotide analogues continue to advance in clinical development, we expect to record additional increases in the fair value of the contingent milestone and royalty payments. Any such increase will reduce net income attributable to Vertex in the period of the adjustment, and any such reduction may be material.

LIQUIDITY AND CAPITAL RESOURCES

        We began operating as a cash flow positive company in the second half of 2011. As of June 30, 2012, we had cash, cash equivalents and marketable securities, excluding Alios' cash and cash equivalents, of $1.2 billion, which was an increase of $254.4 million from $968.9 million as of December 31, 2011. This increase principally was due to cash receipts from product and royalty revenues and approximately $158 million from issuances of common stock from employee benefit plans in the six months ended June 30, 2012, partially offset by cash expenditures we made in the six months ended June 30, 2012 related to, among other things, research and development expenses, sales, general and administrative expenses and milestone payments to Alios.

Sources of Liquidity

        We intend to rely on cash flows from product sales as our primary source of liquidity and cash flows from royalties as a secondary source of liquidity. We also generate proceeds from the issuance of common stock under our employee benefit plans. Other possible sources of liquidity include commercial debt, public and private offerings of our equity and debt securities, strategic collaborative agreements that include research and/or development funding, development milestones and royalties on the sales of products, strategic sales of assets or businesses and financial transactions. Our credit facility expired in July 2012.

Future Capital Requirements

        We are incurring substantial expenses to commercialize INCIVEK and KALYDECO, while at the same time continuing diversified research and development efforts for our drugs and drug candidates. We may in the future require capital to repay the $400.0 million in aggregate principal amount of 2015 Notes. The 2015 Notes bear interest at the rate of 3.35% per annum, and we are required to make semi-annual interest payments on the outstanding principal balance of the 2015 Notes on April 1 and October 1 of each year. The 2015 Notes will mature on October 1, 2015 and are convertible, at the option of the holder, into our common stock at a price equal to approximately $48.83 per share, subject to adjustment, and can be called by us at any time on or after October 1, 2013. In addition, we have substantial lease obligations that will continue through 2028.

        Since the third quarter of 2011, our cash flows from INCIVEK/INCIVO and KALYDECO have exceeded our operating expenses, and we expect our cash flows from INCIVEK/INCIVO and KALYDECO together with our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amounts of future revenues generated by INCIVEK/INCIVO and KALYDECO, and the number, breadth, cost and prospects of our discovery and development programs.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the three months ended June 30, 2012, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

        Refer to Note A, "Basis of Presentation and Accounting Policies—Recent Accounting Pronouncements," in the accompanying notes to the condensed consolidated financial statements. In the first quarter of 2012, we retrospectively adopted amended guidance issued in June 2011 by the Financial Accounting Standards Board that resulted in two separate, but consecutive, statements of operations and comprehensive income (loss) that affected the presentation of our condensed consolidated financial statements. There were no new accounting pronouncements adopted during the three months ended June 30, 2012 that had a material effect on our financial statements.

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

        We are considering a foreign currency management program with the objective of reducing the volatility of exchange rate fluctuations on our operating results and to increase the predictability of the foreign exchange impact on forecasted revenues and expenses.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of June 30, 2012 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A.    Risk Factors

        Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012 as supplemented by Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which was filed with the SEC on May 10, 2012. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, except:

In the second quarter of 2012, we recorded a $78.0 million charge for excess and obsolete INCIVEK inventories, and future adverse changes in the outlook for commercial sales of INCIVEK could result in additional inventory write-downs and related charges.

        In the second quarter of 2012, we recorded a $78.0 million charge for excess and obsolete INCIVEK inventories. The charge was based on an analysis of our INCIVEK inventory levels in relation to our commercial outlook for INCIVEK. As part of the analysis, we considered, among other factors, (i) recent decreases in demand for INCIVEK and our expectation the demand will decrease further in the second half of 2012, (ii) the potential development by us and our competitors of other drugs and combination treatments for HCV infection, (iii) positive results released in the second quarter of 2012 from Phase 2 clinical trials of drug candidates being developed by our competitors and (iv) the recent initiation by our competitors of a number of additional Phase 2 and Phase 3 clinical trials of drug candidates for the treatment of HCV infection. We will continue to evaluate our INCIVEK inventories on a quarterly basis, and future adverse changes in the outlook for commercial sales of INCIVEK, including changes due to future developments with respect to demand for INCIVEK or the advancement or approval of other drugs or combination treatments for HCV infection, could result in additional inventory write-downs and related charges in future periods, which could be material.

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

  •
  our plans to initiate a pivotal program to evaluate VX-809 in combination with KALYDECO, a Phase 3 clinical trial of KALYDECO in patients who are two to five years old and Phase 2 clinical trials of ALS-2200;

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

        Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012, and updated and supplemented by "Part II—Item 1A—Risk Factors" of our Quarterly Report on Form 10-Q for the three months ended March 31, 2012 and this Quarterly Report on Form 10-Q. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased under Publicly Announced Plans or Programs
April 1, 2012 to April 30, 2012	15,748	$0.01	—	—
May 1, 2012 to May 31, 2012	11,305	$0.01	—	—
June 1, 2012 to June 30, 2012	60,616	$0.01	—	—

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

Item 6.    Exhibits

Exhibit No.	Description
10.1	Employment Agreement, dated as of June 11, 2012, between Vertex Pharmaceuticals Incorporated and Kenneth L. Horton.*
10.2	Change of Control Agreement, dated as of June 11, 2012, between Vertex Pharmaceuticals Incorporated and Kenneth L. Horton.*
10.3	Amended and Restated 2006 Stock and Option Plan.*
10.4	Amended and Restated Employee Stock Purchase Plan.*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

*
Management contract, compensatory plan or agreement.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2012	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)