Form 10-Q/A
period 2008-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2012-09-07
CIK 875320

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	141,529,503
Class	Outstanding at August 6, 2008

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the three months ended June 30, 2008, which was originally filed with the Securities and Exchange Commission on August 11, 2008 (the “Quarterly Report”), for the sole purpose of filing, with fewer redactions, one exhibit for which we requested confidential treatment. The Exhibit Index also is being amended to add new officer certifications in accordance with Rule 13a-14(a) of the Exchange Act. This Amendment No. 1 continues to speak as of August 11, 2008, the date of the original filing of the Quarterly Report, and we have not updated the disclosures contained therein to reflect any events that occurred at a later date.

Item 6.  Exhibits

Incorporation by Reference
Exhibit No.	Description	Filed with this Form 10Q/A	Form or Schedule	Filing Date with SEC	SEC File Number
3.1	Articles of Organization of Vertex Pharmaceuticals Incorporated, as amended.		10-Q	August 11, 2008	000-19319
10.1	Exclusive Research Collaboration, License and Commercialization Agreement, dated as of June 21, 2004, between Vertex Pharmaceuticals Incorporated and Merck & Co., Inc.†	X
10.2	Purchase Agreement, dated May 30, 2008, by and between Vertex Pharmaceuticals Incorporated and Fosamprenavir Royalty, L.P.		10-Q	August 11, 2008	000-19319
10.3	Employment Agreement between Vertex Pharmaceuticals Incorporated and Freda Lewis-Hall, dated June 18, 2008.*		10-Q	August 11, 2008	000-19319
10.4	Change-of-Control Agreement between Vertex Pharmaceuticals Incorporated and Freda Lewis-Hall, dated June 18, 2008.*		10-Q	August 11, 2008	000-19319
10.5	Restricted Stock Agreement (35,000 shares) between Vertex Pharmaceuticals Incorporated and Freda Lewis-Hall, dated June 18, 2008.*		10-Q	August 11, 2008	000-19319
10.6	Restricted Stock Agreement (10,000 shares) between Vertex Pharmaceuticals Incorporated and Freda Lewis-Hall, dated June 18, 2008.*		10-Q	August 11, 2008	000-19319
10.7	Amended and Restated Vertex Pharmaceuticals Incorporated 2006 Stock and Option Plan.*		10-Q	August 11, 2008	000-19319
10.8	Amended and Restated Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan.*		10-Q	August 11, 2008	000-19319
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.		10-Q	August 11, 2008	000-19319
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.		10-Q	August 11, 2008	000-19319
31.3	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.4	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		10-Q	August 11, 2008	000-19319

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

September 7, 2012	VERTEX PHARMACEUTICALS INCORPORATED

	By:	/s/ Ian F. Smith

Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)