Form 10-Q
period 2012-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2012-11-06
CIK 875320

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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

(617) 341-6100
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share Class	216,827,066 Outstanding at October 26, 2012

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

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

Part I. Financial Information

Item 1.    Financial Statements

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product revenues, net	$303,501	$419,595	$1,052,149	$494,130
Royalty revenues	25,586	8,539	98,047	24,610
Collaborative revenues	6,919	231,066	42,852	328,546

Total revenues	336,006	659,200	1,193,048	847,286
Costs and expenses:
Cost of product revenues (Note H)	30,680	35,285	161,147	40,689
Royalty expenses	7,856	3,121	31,023	9,689
Research and development expenses	200,161	189,052	593,076	521,268
Sales, general and administrative expenses	97,684	110,654	326,344	278,840
Restructuring expense (credit)	696	(419)	1,650	1,082
Intangible asset impairment charge	—	105,800	—	105,800

Total costs and expenses	337,077	443,493	1,113,240	957,368

Income (loss) from operations	(1,071)	215,707	79,808	(110,082)
Interest income	519	77	1,443	1,681
Interest expense	(4,560)	(7,059)	(12,860)	(26,022)
Change in fair value of derivative instruments	—	(8,115)	—	(15,933)

Income (loss) before provision for income taxes	(5,112)	200,610	68,391	(150,356)
Provision for (benefit from) income taxes	21,355	(27,842)	41,450	(3,394)

Net income (loss)	(26,467)	228,452	26,941	(146,962)
Net loss (income) attributable to noncontrolling interest (Alios)	(31,076)	(7,342)	(57,825)	17,907

Net income (loss) attributable to Vertex	$(57,543)	$221,110	$(30,884)	$(129,055)

Net income (loss) per share attributable to Vertex common shareholders:
Basic	$(0.27)	$1.06	$(0.15)	$(0.63)

Diluted	$(0.27)	$1.02	$(0.15)	$(0.63)

Shares used in per share calculations:
Basic	213,767	206,002	211,053	204,262

Diluted	213,767	219,349	211,053	204,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Comprehensive income (loss)	$(26,210)	$228,214	$27,578	$(146,840)
Comprehensive loss (income) attributable to noncontrolling interest (Alios)	(31,076)	(7,342)	(57,825)	17,907

Comprehensive income (loss) attributable to Vertex	$(57,286)	$220,872	$(30,247)	$(128,933)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2012(1)	December 31, 2011(1)
Assets
Current assets:
Cash and cash equivalents	$436,886	$475,320
Marketable securities, available for sale	861,656	493,602
Restricted cash and cash equivalents (Alios)	74,954	51,878
Accounts receivable, net	139,629	183,135
Inventories	86,275	112,430
Prepaid expenses and other current assets	35,123	14,889

Total current assets	1,634,523	1,331,254

Restricted cash	32,166	34,090
Property and equipment, net	124,148	78,106
Fan Pier buildings	223,101	55,070
Intangible assets	663,500	663,500
Goodwill	30,992	30,992
Other assets	10,393	11,268

Total assets	$2,718,823	$2,204,280

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$83,732	$74,642
Accrued expenses	273,285	255,662
Deferred revenues, current portion	27,303	45,037
Accrued restructuring expense, current portion	4,596	4,932
Other liabilities, current portion	13,944	—
Income taxes payable (Alios)	3,871	12,075

Total current liabilities	406,731	392,348

Deferred revenues, excluding current portion	103,626	118,095
Accrued restructuring expense, excluding current portion	19,559	21,381
Convertible senior subordinated notes (due 2015)	400,000	400,000
Deferred tax liability	279,466	243,707
Construction financing obligation	215,956	55,950
Other liabilities, excluding current portion	28,739	7,287

Total liabilities	1,454,077	1,238,768

Commitments and contingencies:
Redeemable noncontrolling interest (Alios)	38,299	37,036

Shareholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 216,341,505 and 209,303,995 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,141	2,072
Additional paid-in capital	4,471,727	4,200,659
Accumulated other comprehensive loss	(416)	(1,053)
Accumulated deficit	(3,445,719)	(3,414,835)

Total Vertex shareholders' equity	1,027,733	786,843
Noncontrolling interest (Alios)	198,714	141,633

Total shareholders' equity	1,226,447	928,476

Total liabilities and shareholders' equity	$2,718,823	$2,204,280

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

The accompanying notes are an integral part of these condensed consolidated financial statements

Vertex Pharmaceuticals Incorporated
Condensed Consolidated Statements of Shareholders' Equity and Noncontrolling Interest
(unaudited)
(in thousands)

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Vertex Shareholders' Equity	Noncontrolling Interest (Alios)	Total Shareholders' Equity	Redeemable Noncontrolling Interest (Alios)
	Shares	Amount
Balance, December 31, 2010	203,523	$2,016	$3,947,433	$(1,067)	$(3,444,409)	$503,973	$—	$503,973	$—
Unrealized holding gains (losses) on marketable securities				(42)		(42)	—	(42)
Foreign currency translation adjustment				164		164	—	164
Net income (loss)					(129,055)	(129,055)	(17,907)	(146,962)
Issuances of common stock:
Benefit plans	4,938	49	115,199			115,248	(102)	115,146
Stock-based compensation expense			89,474			89,474	528	90,002
Alios noncontrolling interest upon consolidation						—	132,266	132,266	36,299
Change in liquidation value of redeemable noncontrolling interest						—	(397)	(397)	397

Balance, September 30, 2011	208,461	$2,065	$4,152,106	$(945)	$(3,573,464)	$579,762	$114,388	$694,150	$36,696

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Vertex Shareholders' Equity	Noncontrolling Interest (Alios)	Total Shareholders' Equity	Redeemable Noncontrolling Interest (Alios)
	Shares	Amount
Balance, December 31, 2011	209,304	$2,072	$4,200,659	$(1,053)	$(3,414,835)	$786,843	$141,633	$928,476	$37,036
Unrealized holding gains (losses) on marketable securities				324		324	—	324
Foreign currency translation adjustment				313		313	—	313
Net income (loss)					(30,884)	(30,884)	57,825	26,941
Issuances of common stock:
Benefit plans	7,038	69	182,803			182,872	150	183,022
Stock-based compensation expense			87,168			87,168	369	87,537
Tax benefit from equity compensation			1,097			1,097	—	1,097
Change in liquidation value of redeemable noncontrolling interest						—	(1,263)	(1,263)	1,263

Balance, September 30, 2012	216,342	$2,141	$4,471,727	$(416)	$(3,445,719)	$1,027,733	$198,714	$1,226,447	$38,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex Pharmaceuticals Incorporated

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$26,941	$(146,962)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	25,818	25,317
Stock-based compensation expense	86,649	89,172
Other non-cash based compensation expense	8,070	6,396
Intangible asset impairment charge	—	105,800
Secured notes (due 2012) discount amortization expense	—	11,856
Change in fair value of derivative instruments	—	15,933
Deferred income taxes	35,759	(18,244)
Loss on disposal of property and equipment	46	—
Write-down of inventories to net realizable value	78,000	—
Other non-cash items, net	(350)	14
Changes in operating assets and liabilities, excluding the effect of the acquisition of a variable interest entity (Alios):
Accounts receivable, net	43,538	(433,132)
Inventories	(32,419)	(66,824)
Prepaid expenses and other current assets	(22,698)	(10,053)
Accounts payable	1,359	12,103
Accrued expenses and other liabilities	20,231	94,704
Excess tax benefit from share-based payment arrangements	(1,097)	—
Accrued restructuring expense	(2,158)	(3,011)
Income taxes payable (Alios)	(8,204)	9,755
Deferred revenues	(32,203)	(52,752)

Net cash provided by (used in) operating activities	227,282	(359,928)
Cash flows from investing activities:
Purchases of marketable securities	(1,309,044)	(251,089)
Sales and maturities of marketable securities	941,314	923,123
Payment for acquisition of a variable interest entity (Alios)	—	(60,000)
Expenditures for property and equipment	(43,094)	(25,266)
Decrease (increase) in restricted cash	1,923	(29)
Decrease (increase) in restricted cash and cash equivalents (Alios)	(23,075)	13,994
Increase in other assets	(997)	(545)

Net cash provided by (used in) investing activities	(432,973)	600,188
Cash flows from financing activities:
Excess tax benefit from share-based payment arrangements	1,097	—
Issuances of common stock from employee benefit plans	174,950	108,742
Payments on capital lease obligation	(2,408)	—
Payments on facility lease obligation	(6,272)	—
Payments to redeem a portion of secured notes (due 2012)	—	(50,000)

Net cash provided by financing activities	167,367	58,742
Effect of changes in exchange rates on cash	(110)	346

Net increase (decrease) in cash and cash equivalents	(38,434)	299,348
Cash and cash equivalents—beginning of period	475,320	243,197

Cash and cash equivalents—end of period	$436,886	$542,545

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,700	$6,812
Capitalization of Fan Pier buildings related to financing lease transactions	$167,996	$24,179
Assets acquired under capital lease	$27,552	$—

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

        Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2012 and 2011.

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

Form 10-K, as supplemented below. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2012 that had a material effect on the Company's condensed consolidated financial statements.

        In the first quarter of 2012, the Company retrospectively adopted amended guidance issued in June 2011 by the Financial Accounting Standards Board ("FASB") that resulted in two separate, but consecutive, statements of operations and comprehensive income (loss) that affected the presentation of the Company's condensed consolidated financial statements.

        In July 2012, the FASB issued amended guidance applicable to annual impairment tests of indefinite-lived intangible assets. The FASB added an optional qualitative assessment for determining whether an indefinite-lived intangible asset is impaired. Prior to this guidance, companies were required to perform an annual impairment test that included a calculation of the fair value of the asset and a comparison of that fair value with its carrying value. If the carrying value exceeded the fair value, an impairment was recorded. The amended guidance allows a company the option to perform a qualitative assessment, considering both negative and positive evidence, regarding the potential impairment of the indefinite-lived intangible asset. If, based on the qualitative analysis, a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying value, the company would be permitted to conclude that the indefinite-lived intangible asset was not impaired without a quantitative calculation of the fair value of the asset. Otherwise, the company would perform the quantitative calculation of the fair value and the comparison with the carrying value. This amended guidance will be effective for annual impairment tests performed by the Company for fiscal years beginning on January 1, 2013 and early adoption is permitted.

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

          Product Returns:    The Company estimates the amount of each product that will be returned and deducts these estimated amounts from its gross revenues at the time the revenues are recognized. The Company's Distributors have the right to return unopened unprescribed packages beginning six months prior to the labeled expiration date and ending twelve months after the labeled expiration date. To date product returns have been minimal, and based on the inventory levels held by its Distributors and its distribution model, the Company believes that returns of its products will continue to be minimal.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

B. Product Revenues, Net (Continued)

        The following table summarizes activity in each of the product revenue allowance and reserve categories during the nine months ended September 30, 2012:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2011	$11,162	$52,659	$340	$5,202	$69,363
Provision related to current period sales	44,433	159,502	579	15,340	219,854
Adjustments related to prior period sales	—	2,760	—	72	2,832
Credits/payments made	(50,914)	(150,404)	(484)	(16,916)	(218,718)

Balance at September 30, 2012	$4,681	$64,517	$435	$3,698	$73,331

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

        Janssen made a $165.0 million up-front license payment to the Company in 2006. The up-front license payment is being amortized over the Company's estimated period of performance under the collaboration agreement. As of September 30, 2012, there were $46.6 million in deferred revenues related to this up-front license payment that the Company expects to recognize over the remaining estimated period of performance.

        Under the collaboration agreement, Janssen agreed to make contingent milestone payments for successful development, approval and launch of telaprevir as a product in its territories. At the inception of the agreement, the Company determined that all of these contingent milestones were substantive and would result in revenues in the period in which the milestone was achieved. The Company has earned $350.0 million of these contingent milestone payments, including a $50.0 million milestone payment earned in the first quarter of 2011 in connection with the European Medicines Agency's acceptance of the marketing authorization application for INCIVO and an aggregate of $200.0 million in milestone payments earned in the third quarter of 2011 related to the approval of

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

INCIVO by the European Commission and the launch of INCIVO in the European Union. The Company does not expect to receive any further milestone payments under this agreement.

        Under the Janssen collaboration agreement, each party incurs internal and external reimbursable expenses related to the telaprevir development program and is reimbursed by the other party for 50% of these expenses. The Company recognizes the full amount of the reimbursable costs it incurs as research and development expenses on its condensed consolidated statements of operations. The Company recognizes the amounts that Janssen is obligated to pay the Company with respect to reimbursable expenses, net of reimbursable expenses incurred by Janssen, as collaborative revenues. In the three and nine months ended September 30, 2012 and 2011, Janssen incurred more reimbursable costs than the Company, and the net amounts payable by the Company to reimburse Janssen were recorded as a reduction of collaborative revenues.

        Each of the parties is responsible for drug supply in its territories. In the three and nine months ended September 30, 2011 and the three months ended March 31, 2012, the Company provided Janssen certain services through the Company's third-party manufacturing network for telaprevir. Reimbursements from Janssen for these manufacturing services were recorded as collaborative revenues.

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

        During the three and nine months ended September 30, 2012 and 2011, the Company recognized the following revenues attributable to the Janssen collaboration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Royalty revenues	$19,957	$1,276	$80,811	$3,825

Collaborative revenues:
Amortized portion of up-front payment	$3,107	$3,107	$9,321	$9,321
Milestone revenues	—	200,000	—	250,000
Net payment for telaprevir development costs	(503)	(2,557)	(2,569)	(6,810)
Reimbursement for manufacturing services	—	7,170	4,449	20,383

Total collaborative revenues attributable to the Janssen collaboration	$2,604	$207,720	$11,201	$272,894

Total revenues attributable to the Janssen collaboration	$22,561	$208,996	$92,012	$276,719

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

        During the three and nine months ended September 30, 2012 and 2011, the Company recognized the following collaborative revenues attributable to the Mitsubishi Tanabe collaboration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Amortized portion of up-front payments	$—	$9,558	$12,744	$28,674
Milestone revenues	—	1,758	485	3,152
Payments for manufacturing services	—	8,184	5,650	14,032

Total collaborative revenues attributable to the Mitsubishi Tanabe collaboration	$—	$19,500	$18,879	$45,858

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

        The Company entered into the original collaboration agreement with CFFT in 2004 and amended it several times to, among other things, provide partial funding for its cystic fibrosis drug discovery and development efforts. In 2006, the Company received a $1.5 million milestone payment from CFFT. There are no additional milestones payable by CFFT to the Company pursuant to the collaboration agreement, as amended. Under the April 2011 Amendment, CFFT agreed to provide the Company with up to $75.0 million in funding over approximately five years for corrector-compound research and development activities. The Company retains the right to develop and commercialize KALYDECO™ (ivacaftor), VX-809, VX-661 and any other compounds discovered during the course of the research collaboration with CFFT. The Company recognized collaborative revenues from this collaboration of $4.3 million and $12.8 million, respectively, during the three and nine months ended September 30, 2012, and $3.8 million and $9.8 million during the three and nine months ended September 30, 2011, respectively.

        In the original agreement, as amended prior to the April 2011 Amendment, the Company agreed to pay CFFT tiered royalties calculated as a percentage, ranging from single digits to sub-teens, of annual net sales of any approved drugs discovered during the research term that ended in 2008, including KALYDECO, VX-809 and VX-661. The April 2011 Amendment provides for a tiered royalty in the same range on net sales of corrector compounds discovered during the research term that began in 2011. In the third quarter of 2012, CFFT earned a commercial milestone payment from the Company upon achievement of certain sales levels for KALYDECO, which was reflected in the Company's cost of product revenues for the three and nine months ended September 30, 2012. The Company is obligated to make one additional commercial milestone payment upon achievement of certain sales levels of KALYDECO and two one-time commercial milestone payments upon achievement of certain sales levels for a corrector compound such as VX-809 or VX-661. The Company began marketing KALYDECO in the United States in the first quarter of 2012 and began marketing KALYDECO in certain countries in the European Union in the third quarter of 2012.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

Alios BioPharma, Inc.

  License and Collaboration Agreement

        On June 13, 2011, the Company entered into a license and collaboration agreement (the "Alios Agreement") with Alios, a privately-held biotechnology company. The Company and Alios are collaborating on the research, development and commercialization of an HCV nucleotide analogue discovered by Alios, VX-135 (formerly referred to as ALS-2200), which is designed to act on the HCV polymerase. In the third quarter of 2012, the Company ended the development of ALS-2158, a second HCV nucleotide analogue discovered by Alios and licensed to the Company pursuant to the Alios Agreement, because a Phase 1 clinical trial demonstrated that there was insufficient antiviral activity to warrant proceeding with further clinical development of that molecule.

        Alios and the Company began clinical development of VX-135 and ALS-2158 in December 2011. The Company is responsible for all costs related to development, commercialization and manufacturing of the compounds pursuant to the Alios Agreement, provided funding to Alios to conduct the Phase 1 clinical trials for VX-135 and ALS-2158 and is providing funding for a research program directed to the discovery of additional HCV nucleotide analogues that act on the HCV polymerase.

        Under the terms of the Alios Agreement, the Company received exclusive worldwide rights to VX-135 and ALS-2158, and has the option to select additional compounds discovered in the research program. The Company paid Alios a $60.0 million up-front payment. As of September 30, 2012, Alios had earned an aggregate of $60.0 million in development milestone payments pursuant to the Alios Agreement, including a $25.0 million milestone payment that the Company paid to Alios in the third quarter of 2012. The Alios Agreement provides for development milestone payments to Alios of up to an additional $312.5 million if VX-135 is approved and commercialized. The Alios Agreement provides for additional development milestone payments to Alios if a second HCV nucleotide analogue is approved and commercialized. Alios also is eligible to receive commercial milestone payments of up to $750.0 million, as well as tiered royalties on net sales of approved drugs.

        The Company may terminate the Alios Agreement (i) upon 30 days' notice to Alios if the Company ceases development after VX-135 has experienced a technical failure and/or (ii) upon 60 days' notice to Alios at any time after the Company completes specified Phase 2a clinical trials. The Alios Agreement also may be terminated by either party for a material breach by the other, and by Alios for the Company's inactivity or if the Company challenges certain Alios patents, in each case subject to notice and cure provisions. Unless earlier terminated, the Alios Agreement will continue in effect until the expiration of the Company's royalty obligations, which expire on a country-by-country basis on the later of (a) the date the last-to-expire patent covering a licensed product expires or (b) ten years after the first commercial sale in the country.

        Alios is continuing to operate as a separate entity, is engaged in other programs directed at developing novel drugs that are not covered by the Alios Agreement and maintains ownership of the underlying patent rights that are licensed to the Company pursuant to the Alios Agreement. Under applicable accounting guidance, the Company has determined that Alios is a VIE, that Alios is a business and that the Company is Alios' primary beneficiary. The Company based these determinations on, among other factors, the significance to Alios of the licensed compounds and on the Company's

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

power, through the joint steering committee for the licensed compounds established under the Alios Agreement, to direct the activities that most significantly affect the economic performance of Alios.

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

        The initial consolidation of a VIE that is determined to be a business is accounted for as a business combination. As a result, as of June 13, 2011 the Company recorded all of Alios' assets and liabilities at fair value on the Company's condensed consolidated balance sheet. The Company continues to consolidate Alios' financial statements by (A) eliminating all intercompany balances and transactions and (B) allocating the noncontrolling interest in Alios between redeemable noncontrolling interest (Alios) and noncontrolling interest (Alios) on the Company's condensed consolidated balance sheet and reflecting net loss (income) attributable to noncontrolling interest (Alios) in the Company's condensed consolidated statement of operations.

  Intangible Assets and Goodwill

        As of September 30, 2012 and December 31, 2011, the Company had $250.6 million of intangible assets and $4.9 million of goodwill related to Alios. The Company tests Alios' intangible assets and goodwill for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstance suggest that impairment may exist. In connection with each annual impairment assessment and any interim impairment assessment, the Company compares the fair value of the asset as of the date of the assessment with the carrying value of the asset on the Company's condensed consolidated balance sheet. In the third quarter of 2012, after the Company ended the development of ALS-2158, the Company evaluated the Alios HCV nucleotide analogue program for impairment. The Company determined that there was no impairment to the program in the third quarter of 2012 because of the advancement of VX-135. No impairment has been found with respect to these intangible assets or goodwill since the effective date of the collaboration.

  Noncontrolling Interest (Alios)

        The Company records noncontrolling interest (Alios) on two lines on its condensed consolidated balance sheets. The noncontrolling interest (Alios) is reflected on two separate lines because Alios has both common shareholders and preferred shareholders that are entitled to redemption rights in certain circumstances. The Company records net loss (income) attributable to noncontrolling interest (Alios) on its condensed consolidated statements of operations, reflecting Alios' net loss (income) for the reporting period, adjusted for changes in the fair value of contingent milestone and royalty payments, which are evaluated each reporting period. A summary of net loss (income) attributable to

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

noncontrolling interest (Alios) for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Loss (income) before provision for income taxes	$5,090	$5,258	$14,581	$6,059
Decrease (increase) in fair value of contingent milestone and royalty payments	(57,560)	(17,450)	(112,760)	(17,450)
Provision for income taxes	21,394	4,850	40,354	29,298

Net loss (income) attributable to noncontrolling interest (Alios)	$(31,076)	$(7,342)	$(57,825)	$17,907

        The Company uses present-value models to determine the estimated fair value of the contingent milestone and royalty payments, based on assumptions regarding the probability of achieving the relevant milestones, estimates regarding the time to develop the Alios HCV nucleotide analogues, estimates of future cash flows from potential product sales and assumptions regarding the appropriate discount rates. In the three and nine months ended September 30, 2012, the fair value of the contingent milestone and royalty payments increased by $57.6 million and $112.8 million, respectively, as a result of the continued advancement of VX-135 in clinical trials. In the three and nine months ended September 30, 2011, the fair value of contingent milestone and royalty payments increased by $17.5 million due to the advancement of VX-135 and ALS-2158 during the third quarter of 2011. If VX-135 continues to advance in clinical development, the Company expects it will record additional increases in the fair value of the contingent milestone and royalty payments in future periods. Any such increases will affect net income (loss) attributable to Vertex and any such effect may be material.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

C. Collaborative Arrangements (Continued)

  Alios Balance Sheet Information

        The following table summarizes items related to Alios included in the Company's condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Restricted cash and cash equivalents (Alios)	$74,954	$51,878
Prepaid expenses and other current assets	1,642	2,299
Property and equipment, net	1,754	1,925
Intangible assets	250,600	250,600
Goodwill	4,890	4,890
Other assets	153	133
Accounts payable	1,616	4,132
Accrued expenses	4,983	4,304
Income taxes payable (Alios)	3,871	12,075
Deferred tax liability	151,880	116,121
Other liabilities, excluding current portion	1,174	1,030
Redeemable noncontrolling interest (Alios)	38,299	37,036
Noncontrolling interest (Alios)	198,714	141,633

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

Research and Development Funding

        The Company's collaborators funded portions of the Company's research and development programs related to specific drugs, drug candidates and research targets, including telaprevir, VX-661 and research directed toward identifying additional corrector compounds for the treatment of cystic fibrosis. The Company's collaborative revenues, including amortization of up-front license fees and milestone revenues, were $6.9 million and $231.1 million in the three months ended September 30, 2012 and 2011, respectively, and $42.9 million and $328.5 million in the nine months ended September 30, 2012 and 2011, respectively. The Company's research and development expenses allocated to programs in which a collaborator funded at least a portion of the research and development expenses were approximately $32 million and $45 million in the three months ended September 30, 2012 and 2011, respectively, and approximately $99 million and $110 million in the nine months ended September 30, 2012 and 2011, respectively.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

D. Acquisition of ViroChem Pharma Inc.

        On March 12, 2009, the Company acquired 100% of the outstanding equity of ViroChem Pharma Inc. ("ViroChem"), a privately-held biotechnology company based in Canada. As of September 30, 2012 and December 31, 2011, the Company reflected on its condensed consolidated balance sheets $412.9 million of intangible assets related to VX-222, a non-nucleoside HCV polymerase inhibitor that it added to its HCV drug development portfolio when the Company acquired ViroChem. The Company's condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 also reflected goodwill of $26.1 million resulting from the ViroChem acquisition. Goodwill and VX-222 are tested for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstance suggest that impairment may exist. No impairment has been found with respect to goodwill or VX-222 since the acquisition date.

        In the third quarter of 2011, the Company recorded an impairment charge of $105.8 million related to VX-759, a second HCV polymerase inhibitor that had been discovered by ViroChem. In connection with this impairment charge, the Company recorded a benefit from income taxes of $32.7 million in the third quarter of 2011. The fair value of VX-759 following the impairment charge was zero.

        A deferred tax liability related to ViroChem of $127.6 million recorded as of September 30, 2012 and December 31, 2011 primarily relates to the tax effect of future amortization or impairments associated with VX-222, which are not deductible for tax purposes.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

E. Earnings Per Share (Continued)

        The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Basic net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$(57,543)	$221,110	$(30,884)	$(129,055)
Less: Undistributed earnings allocated to participating securities	—	(2,136)	—	—

Net income (loss) attributable to Vertex common shareholders—basic	$(57,543)	$218,974	$(30,884)	$(129,055)
Basic weighted-average common shares outstanding	213,767	206,002	211,053	204,262
Basic net income (loss) attributable to Vertex per common share	$(0.27)	$1.06	$(0.15)	$(0.63)
Diluted net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$(57,543)	$221,110	$(30,884)	$(129,055)
Less: Undistributed earnings allocated to participating securities	—	(2,007)	—	—
Plus: Interest expense related to convertible senior subordinated notes	—	3,742	—	—

Net income (loss) attributable to Vertex common shareholders—diluted	$(57,543)	$222,845	$(30,884)	$(129,055)
Weighted-average shares used to compute basic net income (loss) per common share	213,767	206,002	211,053	204,262
Effect of potentially dilutive securities:
Convertible senior subordinated notes	—	8,889	—	—
Stock options	—	4,398	—	—
Other	—	60	—	—

Weighted-average shares used to compute diluted net income (loss) per common share	213,767	219,349	211,053	204,262
Diluted net income (loss) attributable to Vertex per common share	$(0.27)	$1.02	$(0.15)	$(0.63)

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

E. Earnings Per Share (Continued)

        The Company did not include the securities described in the following table in the computation of the net income (loss) attributable to Vertex per common share calculations because the effect would have been anti-dilutive during each such period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Stock options	20,226	7,267	20,226	21,391
Convertible senior subordinated notes	8,192	—	8,192	8,192
Unvested restricted stock and restricted stock units	2,222	13	2,222	2,020

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

        The Company's investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company's investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2012, the Company's investments were in a money market fund, short-term U.S. Treasury securities, short-term government-sponsored enterprise securities, corporate debt securities and commercial paper.

        As of September 30, 2012, all of the Company's financial assets that were subject to fair value measurements were valued using observable inputs. The Company's financial assets valued based on Level 1 inputs consisted of a money market fund, U.S. Treasury securities and government-sponsored

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

F. Fair Value of Financial Instruments (Continued)

enterprise securities. The Company's financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations. During the three and nine months ended September 30, 2012 and 2011, the Company did not record an other-than-temporary impairment charge related to its financial assets. The Company's noncontrolling interest (Alios) includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs. Please refer to Note C, "Collaborative Arrangements," for further information.

        The following table sets forth the Company's financial assets (excluding Alios' cash equivalents) subject to fair value measurements as of September 30, 2012:

	Fair Value Measurements as of September 30, 2012
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$220,697	$220,697	$—	$—
Government-sponsored enterprise securities	17,568	17,568	—	—
Marketable securities:
U.S. Treasury securities	222,483	222,483	—	—
Government-sponsored enterprise securities	342,718	342,718	—	—
Commercial paper	251,660	—	251,660	—
Corporate debt securities	44,795	—	44,795	—
Restricted cash	32,166	32,166	—	—

Total	$1,132,087	$835,632	$296,455	$—

        Alios' cash equivalents of $72.7 million as of September 30, 2012 consisted of money market funds, which are valued based on Level 1 inputs.

        As of September 30, 2012, the Company had $400.0 million in aggregate principal amount of 3.35% convertible senior subordinated notes due 2015 (the "2015 Notes") on its condensed consolidated balance sheet. At September 30, 2012, these 2015 Notes had a fair value of approximately $520 million, based on Level 2 inputs.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

G. Marketable Securities

        A summary of the Company's cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of September 30, 2012
Cash and cash equivalents:
Cash and money market funds	$419,318	$—	$—	$419,318
Government-sponsored enterprise securities	17,568	—	—	17,568

Total cash and cash equivalents	$436,886	$—	$—	$436,886

Marketable securities:
U.S. Treasury securities (due within 1 year)	$222,473	$10	$—	$222,483
Government-sponsored enterprise securities (due within 1 year)	342,717	10	(9)	342,718
Commercial paper (due within 1 year)	251,446	214	—	251,660
Corporate debt securities (due within 1 year)	44,805	1	(11)	44,795

Total marketable securities	$861,441	$235	$(20)	$861,656

Total cash, cash equivalents and marketable securities	$1,298,327	$235	$(20)	$1,298,542

As of December 31, 2011
Cash and cash equivalents:
Cash and money market funds	$362,035	$—	$—	$362,035
Government-sponsored enterprise securities	113,302	—	(17)	113,285

Total cash and cash equivalents	$475,337	$—	$(17)	$475,320

Marketable securities:
U.S. Treasury securities (due within 1 year)	$22,105	$2	$—	$22,107
Government-sponsored enterprise securities (due within 1 year)	471,589	8	(102)	471,495

Total marketable securities	$493,694	$10	$(102)	$493,602

Total cash, cash equivalents and marketable securities	$969,031	$10	$(119)	$968,922

        Alios' $75.0 million and $51.9 million of cash and money market funds as of September 30, 2012 and December 31, 2011, respectively, recorded on the Company's condensed consolidated balance sheets in "Restricted cash and cash equivalents (Alios)," are not included in the above table.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

H. Inventories

        The following table sets forth the Company's inventories as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012	As of December 31, 2011
	(in thousands)
Raw materials	$4,506	$32,213
Work-in-process	58,452	47,010
Finished goods	23,317	33,207

Total	$86,275	$112,430

        The Company's inventories as of September 30, 2012 consisted of INCIVEK™ and KALYDECO inventory costs and as of December 31, 2011 consisted solely of INCIVEK inventory costs. The Company began capitalizing inventory costs for KALYDECO on January 1, 2012.

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

        The field of treatment of HCV infection is highly competitive and characterized by rapid technological advances. In the second quarter of 2012, the Company recorded within cost of product revenues a $78.0 million lower of cost or market charge for excess and obsolete INCIVEK inventories, which included an accrual for estimated expenses related to the Company's non-cancelable purchase commitments. The charge and corresponding inventory write-down were based on the Company's analysis of its INCIVEK inventory levels as of June 30, 2012 in relation to its commercial outlook for INCIVEK. As part of the analysis, the Company considered, among other factors, (i) decreases in demand for INCIVEK and the Company's expectation that demand would decrease further in the second half of 2012, (ii) the potential development by the Company and its competitors of other drugs and combination treatments for HCV infection, (iii) positive results released in the second quarter of 2012 from Phase 2 clinical trials of drug candidates being developed by its competitors and (iv) the initiation by the Company's competitors of a number of additional Phase 2 and Phase 3 clinical trials of drug candidates for the treatment of HCV infection. The $78.0 million charge in the second quarter of 2012 for excess and obsolete INCIVEK inventories affected the net income (loss) attributable to Vertex per diluted share, net of tax, by $(0.36) for the nine months ended September 30, 2012.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

I. Fan Pier Leases (Continued)

        Because the Company is involved in the construction project, including having responsibility to pay for a portion of the costs of finish work and structural elements of the Buildings, the Company is deemed for accounting purposes to be the owner of the Buildings during the construction period. Accordingly, the Company has recorded project construction costs incurred by the landlord as an asset and a related financing obligation in "Fan Pier buildings" and "Construction financing obligation," respectively, on the Company's condensed consolidated balance sheets.

        The Company bifurcates its future lease payments pursuant to the Fan Pier Leases into (i) a portion that is allocated to the Buildings and (ii) a portion that is allocated to the land on which the Buildings are being constructed. Although the Company will not begin making lease payments pursuant to the Fan Pier Leases until late 2013 or early 2014, the portion of the lease obligations allocated to the land is treated for accounting purposes as an operating lease that commenced in the second quarter of 2011. During the three and nine months ended September 30, 2012, the Company recorded $1.6 million and $5.0 million, respectively, in expense related to this operating lease. During the three and nine months ended September 30, 2011, the Company recorded $1.7 million and $2.2 million, respectively, in expense related to this operating lease.

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

        Based on the Company's evaluation of the 2015 Notes, the Company determined that the 2015 Notes contain a single embedded derivative. This embedded derivative relates to potential penalty interest payments that could be imposed on the Company for a failure to comply with its securities reporting obligations pursuant to the 2015 Notes. This embedded derivative required bifurcation because it was not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of September 28, 2010, the issue date of the 2015 Notes, December 31, 2011, and September 30, 2012.

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

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Stock-based Compensation Expense (Continued)

        The effect of stock-based compensation expense during the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$18,869	$20,610	$59,774	$64,137
Restricted stock and restricted stock units	7,104	7,878	21,643	21,543
ESPP share issuances	1,948	1,220	6,120	4,322
Less stock-based compensation expense capitalized to inventories	(339)	(294)	(888)	(830)

Total stock-based compensation expense included in costs and expenses	$27,582	$29,414	$86,649	$89,172

Stock-based compensation expense by line item:
Research and development expenses	$17,444	$18,652	$54,425	$57,654
Sales, general and administrative expenses	10,138	10,762	32,224	31,518

Total stock-based compensation expense included in costs and expenses	$27,582	$29,414	$86,649	$89,172

        The Company capitalized $0.3 million and $0.9 million, respectively, of stock-based compensation expense to inventories, in the three and nine months ended September 30, 2012 and $0.3 million and $0.8 million, respectively, of stock-based compensation expense to inventories, in the three and nine months ended September 30, 2011. All of this stock-based compensation expense was attributable to employees who supported the Company's manufacturing operations for the Company's products.

        The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, as of September 30, 2012 by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of September 30, 2012
	Unrecognized Expense Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$174,454	2.87
Restricted stock and restricted stock units	62,039	2.73
ESPP share issuances	1,176	0.34

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

K. Stock-based Compensation Expense (Continued)

        The following table summarizes information about stock options outstanding and exercisable at September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$ 9.07–$20.00	1,163	3.21	$15.53	1,163	$15.53
$20.01–$30.00	1,434	6.60	29.29	1,023	29.08
$30.01–$40.00	12,882	7.17	36.10	7,204	35.18
$40.01–$50.00	2,327	9.61	48.11	70	44.55
$50.01–$60.00	2,355	8.97	53.37	691	54.43
$60.01–$64.30	65	9.63	63.10	4	63.10

L. September 2009 Financial Transactions

2012 Notes

        In September 2009, the Company sold $155.0 million in aggregate of secured notes due 2012 (the "2012 Notes") for an aggregate of $122.2 million pursuant to a note purchase agreement with Olmsted Park S.A. (the "Purchaser"). The 2012 Notes were scheduled to mature on October 31, 2012, subject to earlier mandatory redemption to the extent that specified milestone events set forth in the Company's collaboration with Janssen occurred prior to October 31, 2012. In February 2011, the Company received a milestone payment of $50.0 million and subsequently redeemed $50.0 million of 2012 Notes pursuant to their terms. The remaining $105.0 million of 2012 Notes were redeemed on October 31, 2011, with the proceeds of milestone payments received from Janssen in October 2011. The 2012 Notes contained an embedded derivative related to the potential mandatory redemption or early repayment of the 2012 Notes at the face amount prior to their maturity date. The fair value of this embedded derivative was evaluated quarterly, with changes in the fair value of the embedded derivative resulting in a corresponding gain or loss. The Company recorded quarterly interest expense related to the 2012 Notes using the effective interest rate method.

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

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

L. September 2009 Financial Transactions (Continued)

Expenses Related to September 2009 Financial Transactions

        The table below sets forth the total expenses related to the September 2009 financial transactions for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Expenses and Losses (Gains):
Interest expense related to 2012 Notes	$—	$2,960	$—	$13,757
Change in fair value of embedded derivative related to 2012 Notes	—	1,084	—	(430)
Change in fair value of free-standing derivatives related to the sale of milestone payments	—	7,031	—	16,363

Total September 2009 financial transaction expenses	$—	$11,075	$—	$29,690

M. Sale of HIV Protease Inhibitor Royalty Stream

        In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of September 30, 2012, the Company had $84.3 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

N. Credit Agreement

        In January 2011, the Company entered into a credit agreement with Bank of America, N.A., as administrative agent and lender. The credit agreement provided for a $100.0 million revolving credit facility that was unsecured. The Company did not borrow any amount under the credit agreement during its term, which expired on July 6, 2012.

O. Income Taxes

        In the three months ended September 30, 2012, the Company recorded a benefit from income taxes attributable to Vertex of $39,000. In the nine months ended September 30, 2012, the Company recorded a provision for income taxes attributable to Vertex of $1.1 million. These amounts reflect state tax planning implemented during the respective periods. In the three and nine months ended September 30, 2011, the Company recorded a benefit from income taxes attributable to Vertex of $32.7 million related to the impairment of VX-759.

Vertex Pharmaceuticals Incorporated

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

O. Income Taxes (Continued)

        For the three and nine months ended September 30, 2012, the Company recorded a provision for income taxes attributable to noncontrolling interest (Alios) of $21.4 million and $40.4 million, respectively. These provisions primarily were due to the change in fair value of the contingent milestone payments and royalties payable by the Company to Alios during the periods. For the three months ended September 30, 2011, the Company recorded a provision for income taxes attributable to noncontrolling interest (Alios) of $4.9 million primarily due to the change in fair value of these contingent milestone and royalty payments during the third quarter of 2011. For the nine months ended September 30, 2011, the Company recorded a provision for income taxes attributable to noncontrolling interest (Alios) of $29.3 million primarily due to the estimated income tax effect on Alios of Vertex's $60.0 million up-front payment to Alios recorded in the second quarter of 2011. The Company has no liability for taxes payable by Alios. As such, the portion of the income tax provision related to Alios has been allocated to noncontrolling interest (Alios). As of September 30, 2012, Alios had income taxes payable of $3.9 million and a deferred tax liability of $151.9 million reflected on the Company's condensed consolidated balance sheet. As of December 31, 2011, Alios had income taxes payable of $12.1 million and a deferred tax liability of $116.1 million reflected on the Company's condensed consolidated balance sheet.

        As of September 30, 2012 and December 31, 2011, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of September 30, 2012 and December 31, 2011.

        The Company maintains a valuation allowance on its net operating losses and other deferred tax assets because of its extended history of annual losses. The Company's U.S. federal net operating loss carryforwards totaled approximately $2.7 billion as of December 31, 2011. On a quarterly basis, the Company reassesses the valuation allowance for deferred income tax assets. The Company would consider reversing a significant portion of the valuation allowance upon assessment of certain factors, including (i) a demonstration of sustained profitability and (ii) the support of internal financial forecasts demonstrating the utilization of the net operating loss carryforwards prior to their expiration. If the Company determines that the reversal of all or a portion of the valuation allowance is appropriate, a significant benefit could be recognized against its income tax provision in the period of the reversal.

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

        The restructuring expense incurred in the three and nine months ended September 30, 2012 and 2011 relates only to the portion of the Kendall Square Facility that the Company is not occupying and does not intend to occupy for its operations. The remaining lease obligations, which are associated with the portion of the Kendall Square Facility that the Company occupies and uses for its operations, are recorded as rental expense in the period incurred.

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

(unaudited)

P. Restructuring Expense (Continued)

income. The activities related to the restructuring liability for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Liability, beginning of the period	$24,830	$28,205	$26,313	$29,595
Cash payments	(3,726)	(3,685)	(11,137)	(11,158)
Cash received from subleases	2,355	2,483	7,329	7,065
Restructuring expense (credit)	696	(419)	1,650	1,082

Liability, end of the period	$24,155	$26,584	$24,155	$26,584

Q. Legal Proceedings

        On September 6, 2012, a purported shareholder class action, City of Bristol Pension Fund v. Vertex Pharmaceuticals Incorporated, et al., was filed in the United States District Court for the District of Massachusetts, naming the Company and certain officers and directors of the Company as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures during the period from May 7, 2012 through June 28, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiffs seek unspecified damages on behalf of the putative class, unspecified injunctive relief and an award of costs and expenses, including attorney's fees. The Company believes that this action is without merit and intends to defend it vigorously. As of September 30, 2012, the Company has not recorded any reserves for this purported class action.

R. Contingencies

        The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of September 30, 2012 or December 31, 2011.

S. Guarantees

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

S. Guarantees (Continued)

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

        As of September 30, 2012, we had cash, cash equivalents and marketable securities, excluding Alios' cash and cash equivalents, of $1.3 billion. Our net product revenues decreased from $373.3 million in the second quarter of 2012 to $303.5 million in the third quarter of 2012 due to decreased INCIVEK net product revenues partially offset by a small increase in KALYDECO net product revenues. We expect these trends to continue with KALYDECO revenues increasing as a result of its recent approval in the European Union and INCIVEK revenues decreasing in future periods.

        We believe that our long-term success will depend on our ability to continue to generate and develop innovative molecules for the treatment of serious diseases. We have ongoing clinical programs involving drug candidates intended for the treatment of HCV infection, CF, rheumatoid arthritis and influenza. Our HCV clinical programs are focused on developing all-oral, interferon-free combinations of HCV drugs and drug candidates that have the potential to further improve treatment options available to patients with HCV infection and fulfilling INCIVEK post-marketing commitments to regulatory agencies. We plan to evaluate multiple all-oral treatment regimens incorporating our HCV nucleotide analogue VX-135 (formerly referred to as ALS-2200), including combinations of VX-135 with GlaxoSmithKline plc's, or GlaxoSmithKline's, investigational HCV NS5A inhibitor GSK2336805 and VX-135 with Janssen Pharmaceuticals, Inc.'s investigational HCV protease inhibitor simeprevir (TMC435). In our CF program, we are investigating the use of ivacaftor as a monotherapy in additional populations of patients with CF, and combinations of ivacaftor and our other CF drug candidates, with the goal of expanding the group of patients with CF who can benefit from our medicines. We also plan to initiate a pivotal clinical program to evaluate ivacaftor in combination with VX-809 in CF patients with two copies of the F508del mutation in the cystic fibrosis transmembrane conductance regulator, or CFTR, gene, pending discussions with regulatory agencies. We expect to continue investing in research programs directed toward identifying new drug candidates and to develop and commercialize selected drug candidates that emerge from those programs, alone or with third-party collaborators.

Competition

HCV

        The field of HCV infection treatment is highly competitive and characterized by rapid technological advances. We and Janssen are competing with Merck & Co., Inc.'s VICTRELIS™ (boceprevir), another HCV protease inhibitor that was approved for sale in the United States and Europe in 2011. Increased competition from currently approved drugs, the introduction of new competitive drugs or drug combinations, adverse information regarding the safety characteristics or efficacy of the drug, significant new information regarding potential future treatment regimens that are being evaluated in clinical trials or enrollment by patients in clinical trials being conducted by us or our competitors could result in abrupt shifts in the HCV market. We, along with a number of our competitors, are pursuing development programs involving all-oral combinations of HCV drugs and drug candidates with the goal of developing improved treatment regimens for HCV infection that could render uncompetitive current and future treatment regimens that include the administration of pegylated-interferon, or peg-IFN, by injection. To date, potential all-oral combination treatment regimens have been evaluated in Phase 2 clinical trials involving relatively small numbers of patients.

        Several of our competitors are conducting Phase 3 clinical trials evaluating their drug candidates for the treatment of genotype 1 HCV infection, including clinical trials evaluating all-oral combinations and combinations that include peg-IFN. Gilead Sciences, Inc., or Gilead, is evaluating its HCV nucleotide analogue, GS-7977, in Phase 3 clinical trials, both in combination with peg-IFN and ribavirin and as part of an all-oral combination regimen. In October 2012, Abbott Laboratories initiated its first Phase 3 clinical trial to evaluate an all-oral combination of its HCV drug candidates. Janssen is evaluating simeprevir (TMC435) in combination with peg-IFN and ribavirin in Phase 3 clinical trials that were initiated in early 2011. In addition, many other competitors are evaluating drug candidates for the treatment of HCV infection, which are at various stages of development. While the development and regulatory timelines for drug candidates for the treatment of HCV infection are subject to risk and uncertainty and the effects of the advancement of these competitive treatment regimens are difficult to predict, we believe that (i) substantial additional clinical data regarding these drug candidates and potential all-oral treatment regimens will become available in late 2012 and in 2013, (ii) one or more of these drug candidates could be approved in the second half of 2013 or early 2014 and (iii) one or more all-oral treatment regimens could be commercially available as early as 2014.

CF

        KALYDECO (ivacaftor) is approved in the United States and the European Union for the treatment of patients with CF six years of age or older who have the G551D mutation on at least one allele of the CFTR gene. Following approval in the European Union, we are working with national health authorities to arrange for reimbursement so that we will be able to provide KALYDECO to eligible patients in Europe. Ivacaftor has received Priority Review from the Therapeutic Product Directorate of Health Canada, and we have submitted a marketing authorization application for ivacaftor to the Therapeutic Goods Administration of Australia. We recently initiated two Phase 3 clinical trials to evaluate ivacaftor as a monotherapy in CF patients with mutations other than the G551D mutation, and a Phase 3 clinical trial of ivacaftor as a monotherapy in CF patients two to five years of age who have a gating mutation in the CFTR gene. If these clinical trials are successful, we expect we would obtain approval for the use of ivacaftor in additional populations in 2013 or later.

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

        In the second quarter of 2012, following a periodic assessment of the recoverability of capitalized costs, we recorded within cost of product revenues a $78.0 million charge for excess and obsolete INCIVEK inventories. Periodic assessments of the recoverability of capitalized costs involve significant estimates and judgments on the part of management. The charge and corresponding inventory write-down were based on our analysis of our INCIVEK inventory levels in relation to our commercial outlook for INCIVEK. As part of the analysis, we considered, among other factors, (i) decreases in demand for INCIVEK and our expectation that demand would decrease further in the second half of 2012, (ii) the potential development by us and our competitors of other drugs and combination treatments for HCV infection, (iii) positive results released in the second quarter of 2012 from Phase 2 clinical trials of drug candidates being developed by our competitors and (iv) the initiation by our competitors of a number of additional Phase 2 and Phase 3 clinical trials of drug candidates for the treatment of HCV infection. We will evaluate our INCIVEK inventories on a quarterly basis, and future changes in the outlook for commercial sales of INCIVEK, including changes due to future developments with respect to demand for INCIVEK or the advancement or approval of other drugs or combination treatments for HCV infection, could result in additional inventory write-downs and related charges in future periods.

Regulatory Compliance

        Our marketing of pharmaceutical products, which began in North America in 2011 and in the European Union in the third quarter of 2012, is subject to extensive and complex laws and regulations. We have a corporate compliance program designed to promote a culture of compliance and to actively identify, prevent and mitigate risk. Among other laws, regulations and standards, we are subject to various U.S. federal and state laws and comparable foreign laws pertaining to health care fraud and abuse, including anti-kickback and false claims statutes, and laws prohibiting the promotion of drugs for unapproved, or off-label, uses. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from presenting for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. We expect to continue to devote substantial resources to maintain, administer and expand these compliance programs globally.

Recent Developments

HCV

VX-135

        We are planning to evaluate VX-135 in multiple all-oral treatment regimens for patients with genotype 1 HCV infection:

  •
  In October 2012, we entered two separate, non-exclusive collaborations with GlaxoSmithKline and Janssen Pharmaceuticals, Inc. GlaxoSmithKline and we plan to evaluate VX-135 in combination with GlaxoSmithKline's investigational NS5A inhibitor GSK2336805 in a Phase 2 clinical trial expected to be initiated in early 2013, pending discussions with regulatory authorities. Janssen and we plan to evaluate VX-135 in combination with Janssen's investigational protease inhibitor simeprevir (TMC435). Janssen will conduct a drug-drug interaction trial with VX-135 and simeprevir to support the planned initiation of a Phase 2 clinical trial in early 2013, pending discussions with regulatory authorities. We will jointly fund development costs associated with each collaboration, and no further clinical development activities are covered under either agreement beyond the planned Phase 2 clinical trials.

  •
  We plan to conduct Phase 2 clinical trials to evaluate VX-135 in combination with ribavirin and VX-135 in combination with telaprevir. We expect to initiate the clinical trial to evaluate VX-135 and ribavirin by the end of 2012, followed by the clinical trial to evaluate VX-135 in combination with telaprevir in early 2013.

ALS-2158

        In September 2012, we announced the results of a Phase 1 clinical trial to evaluate the safety, tolerability and effects on viral kinetics of ALS-2158, the second HCV nucleotide analogue that we were developing in collaboration with Alios. Data from this clinical trial showed that seven days of dosing with up to 900 mg of ALS-2158 was well-tolerated in patients with genotype 1 HCV infection, but that there was insufficient antiviral activity to warrant proceeding with further clinical development.

Telaprevir

        Janssen recently completed a clinical trial evaluating twice-daily dosing for telaprevir. The results from this clinical trial demonstrated that twice-daily dosing of telaprevir in combination with peg-IFN and ribavirin resulted in similar sustained virological response rates to dosing with telaprevir every eight hours in combination with peg-IFN and ribavirin, which is the currently approved dosing regimen. Adverse events were generally similar between both arms of the clinical trial and consistent with previous clinical trials of telaprevir in combination with peg-IFN and ribavirin. We plan to submit data supporting this new twice-daily dosing regimen to the United States Food and Drug Administration in 2013 for potential inclusion in the telaprevir label in the United States.

Cystic Fibrosis

Ivacaftor

        We are conducting four clinical trials to evaluate ivacaftor as a monotherapy in patients with CF:

  •
  In July 2012, we initiated a Phase 3 clinical trial to evaluate ivacaftor in patients with CF six years of age or older who have at least one copy of the R117H mutation in the CFTR gene and a Phase 3 clinical trial of patients with CF six years of age or older who have at least one non-G551D gating mutation in the CFTR gene. We recently initiated a Phase 3 clinical trial to evaluate ivacaftor in patients with CF two to five years of age who have a gating mutation in the CFTR gene, with enrollment targeted to begin by the end of 2012.

  •
  We are conducting a Phase 2 clinical trial to evaluate the safety and efficacy of ivacaftor as a monotherapy in patients 12 years of age or older who have clinical evidence of residual CFTR function.

VX-809/Ivacaftor

        Based on data from the second part of an ongoing Phase 2 clinical trial and pending discussions with regulatory agencies, we are preparing to initiate in early 2013 a pivotal clinical trial program to evaluate VX-809 in combination with ivacaftor in patients with two copies of the F508del mutation in the CFTR gene. A third part of the ongoing Phase 2 clinical trial is evaluating the pharmacokinetics, safety and tolerability of a twice-daily combination of VX-809 and ivacaftor. The third part of the ongoing Phase 2 clinical trial is fully-enrolled, and we expect to use data from the third part of the clinical trial to support the pivotal program for VX-809 and ivacaftor.

VX-661/Ivacaftor

        A Phase 2 clinical trial of VX-661, a second CFTR corrector, which is being evaluated in combination with ivacaftor for patients with CF homozygous for the F508del mutation, is ongoing, with final data expected in the first half of 2013.

Rheumatoid Arthritis

        We are enrolling patients with moderate to severe rheumatoid arthritis in a Phase 2b clinical trial evaluating once-daily and twice-daily doses of VX-509 over a six-month dosing period. We expect to enroll approximately 350 patients in this clinical trial. VX-509 is being evaluated in combination with methotrexate, a commonly prescribed disease-modifying antirheumatic drug that frequently is used in combination with other rheumatoid arthritis drugs. We also are preparing to initiate additional clinical trials of VX-509 in other immune-mediated inflammatory diseases in 2013.

Influenza

        We expect to receive final data in the fourth quarter of 2012 from an ongoing Phase 2 clinical trial of VX-787 that is expected to enroll approximately 140 healthy volunteers who are being infected with live influenza virus as part of this clinical trial. We are evaluating VX-787 as a potential treatment for influenza A, including recent H1N1 (pandemic) and H5N1 (avian) influenza strains.

Epilepsy

        In the third quarter of 2012, we ended clinical development of VX-765.

Results of Operations—Three and Nine Months Ended September 30, 2012 Compared with Three and Nine Months Ended September 30, 2011

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Revenues	$336,006	$659,200	$(323,194)	(49)%	$1,193,048	$847,286	$345,762	41%
Operating costs and expenses	337,077	443,493	(106,416)	(24)%	1,113,240	957,368	155,872	16%
Other income (loss), net	(25,396)	12,745	n/a	n/a	(52,867)	(36,880)	15,987	43%
Net loss (income) attributable to noncontrolling interest (Alios)	(31,076)	(7,342)	23,734	323%	(57,825)	17,907	n/a	n/a
Net income (loss) attributable to Vertex	$(57,543)	$221,110	n/a	n/a	$(30,884)	$(129,055)	$(98,171)	(76)%

Net Income (Loss) Attributable to Vertex

        In the third quarter of 2012, we had a net loss attributable to Vertex of $(57.5) million as compared to net income attributable to Vertex of $221.1 million in the third quarter of 2011. Our total revenues decreased in the third quarter of 2012 compared to the third quarter of 2011 from $659.2 million to $336.0 million due to a $116.1 million decrease in our net product revenues and a $224.1 million decrease in our collaborative revenues. Our operating costs and expenses decreased from $443.5 million, including $29.4 million of stock-based compensation expense, in the third quarter of 2011 to $337.1 million, including $27.6 million of stock-based compensation expense, in the third quarter of 2012. The decrease in operating costs and expenses in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to an intangible asset impairment charge of $105.8 million recorded in the third quarter of 2011 for which there was no corresponding charge in the third quarter of 2012. Each reporting period we estimate the fair value of the contingent milestone payments and royalties payable by us to Alios. Any increase in the fair value of these contingent milestone and royalty payments results in a decrease in net income attributable to Vertex (or an increase in net loss attributable to Vertex) on a dollar-for-dollar basis. In the three months ended September 30, 2012 and 2011, the fair value of these contingent milestone and royalty payments increased by $57.6 million and $17.5 million, respectively.

        In the nine months ended September 30, 2012, we had a net loss attributable to Vertex of $(30.9) million as compared to a net loss attributable to Vertex of $(129.1) million in the nine months ended September 30, 2011. Our total revenues increased in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to a $558.0 million increase in our net product revenues and a $73.4 million increase in our royalty revenues, partially offset by a $285.7 million decrease in our collaborative revenues. Our operating costs and expenses increased from $957.4 million, including $89.2 million of stock-based compensation expense, in the nine months ended September 30, 2011 to $1.1 billion, including $86.6 million of stock-based compensation expense, in the nine months ended September 30, 2012. The increase in operating costs and expenses was primarily due to a $120.5 million increase in cost of product revenues, which included a $78.0 million charge in the second quarter of 2012 for excess and obsolete INCIVEK inventories, as well as a $71.8 million increase in research and development expenses, a $47.5 million increase in sales, general and administrative expenses, and a $21.3 million increase in royalty expenses, partially offset by an intangible asset impairment charge of $105.8 million recorded in third quarter of 2011. Any increase in the fair value of the contingent milestone payments and royalties payable by us to Alios results in a decrease in net income attributable to Vertex (or an increase in net loss attributable to Vertex) on a dollar-for-dollar basis. In the nine months ended September 30, 2012 and 2011, the fair value of these contingent milestone and royalty payments increased by $112.8 million and $17.5 million, respectively.

Net Income (Loss) Attributable to Vertex per Diluted Share

        Net loss attributable to Vertex was $(0.27) per diluted share in the third quarter of 2012, compared to net income attributable to Vertex of $1.02 per diluted share in the third quarter of 2011. Net loss attributable to Vertex was $(0.15) and $(0.63), respectively, per diluted share in the nine months ended September 30, 2012 and 2011.

Revenues

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Product revenues, net	$303,501	$419,595	$(116,094)	(28)%	$1,052,149	$494,130	$558,019	113%
Royalty revenues	25,586	8,539	17,047	200%	98,047	24,610	73,437	298%
Collaborative revenues	6,919	231,066	(224,147)	(97)%	42,852	328,546	(285,694)	(87)%

Total revenues	$336,006	$659,200	$(323,194)	(49)%	$1,193,048	$847,286	$345,762	41%

  Product Revenues, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Product revenues, net
INCIVEK	$254,340	$419,595	$939,006	$494,130
KALYDECO	49,161	—	113,143	—

Total product revenues, net	$303,501	$419,595	$1,052,149	$494,130

        Our net product revenues in the third quarter of 2012 decreased from our net product revenues in third quarter of 2011 due to a $165.3 million decrease in INCIVEK net product revenues partially offset by a $49.2 million increase in KALYDECO net product revenues.

        Our net product revenues in the nine months ended September 30, 2012 increased from our net product revenues in the nine months ended September 30, 2011. Revenues in the nine months ended September 30, 2012 included revenues from both INCIVEK, which we began marketing in the United States in the second quarter of 2011, and KALYDECO, which we began marketing in the United States in the first quarter of 2012 and in certain countries in the European Union in the third quarter of 2012. Our net product revenues in the comparable period in 2011 consisted of net product revenues from INCIVEK for the period from its approval on May 23, 2011 through September 30, 2011.

        Our net product revenues decreased by $69.8 million from $373.3 million in the second quarter of 2012 to $303.5 million in the third quarter of 2012, due to a $73.4 million decrease in net product revenues from INCIVEK partially offset by a $3.6 million increase in net product revenues from KALYDECO. We expect that INCIVEK net product revenues will continue to decrease due to competitive pressures, and that these decreases will be partially offset by expected increases in KALYDECO net product revenues.

  Royalty Revenues

        The increases in our royalty revenues in the three and nine months ended September 30, 2012 as compared to the comparable periods in 2011 were due to royalty revenues recognized from sales of INCIVO by Janssen. INCIVO was approved in the European Union in September 2011, and we recognized $20.0 million and $80.8 million, respectively, of royalty revenues from Janssen in the three and nine months ended September 30, 2012. Royalty revenues from Janssen decreased by $8.0 million from $28.0 million in the second quarter of 2012 to $20.0 million in the third quarter of 2012. INCIVO faces competitive pressures similar to those facing INCIVEK, and we expect that INCIVO royalty revenues will continue to decline in future periods. Mitsubishi Tanabe's license to market telaprevir in Japan is fully paid.

        We recognized royalty revenues related to sales by GlaxoSmithKline of Lexiva/Telzir, an HIV protease inhibitor that was discovered and developed pursuant to our collaboration with GlaxoSmithKline, of $5.6 million and $7.3 million, respectively, in the three months ended September 30, 2012 and 2011, and $17.2 million and $20.8 million, respectively, in the nine months ended September 30, 2012 and 2011. We sold our rights to these HIV royalties in 2008 for a one-time cash payment of $160.0 million.

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

        The following table summarizes our collaborative revenues for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Collaborative revenues:
Janssen	$2,604	$207,720	$11,201	$272,894
Mitsubishi Tanabe	—	19,500	18,879	45,858
CFFT	4,315	3,846	12,772	9,794

Total collaborative revenues	$6,919	$231,066	$42,852	$328,546

        Our collaborative revenues from Janssen decreased significantly in the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 because we recognized $200.0 million and $250.0 million, respectively, in the three and nine months ended September 30, 2011, in milestone revenues under our collaboration agreement with Janssen, for which there were no comparable milestone revenues in the three and nine months ended September 30, 2012. We do not expect to earn any future milestone payments pursuant to this collaboration agreement with Janssen.

        In the second quarter of 2012, we recognized the final $3.2 million of deferred revenues related to a one-time payment of $105.0 million that we received in 2009 from Mitsubishi Tanabe. From the fourth quarter of 2009 through the first quarter of 2012, we recognized $9.6 million in collaborative revenues each quarter related to this one-time payment. We did not recognize any collaborative revenues from Mitsubishi Tanabe in the third quarter of 2012 and do not expect to recognize any future collaborative revenues pursuant to our collaboration agreement with Mitsubishi Tanabe.

Operating Costs and Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Cost of product revenues	$30,680	$35,285	$(4,605)	(13)%	$161,147	$40,689	$120,458	296%
Royalty expenses	7,856	3,121	4,735	152%	31,023	9,689	21,334	220%
Research and development expenses	200,161	189,052	11,109	6%	593,076	521,268	71,808	14%
Sales, general and administrative expenses	97,684	110,654	(12,970)	(12)%	326,344	278,840	47,504	17%
Restructuring expense (credit)	696	(419)	n/a	n/a	1,650	1,082	568	53%
Intangible asset impairment charge	—	105,800	(105,800)	(100)%	—	105,800	(105,800)	(100)%

Total costs and expenses	$337,077	$443,493	$(106,416)	(24)%	$1,113,240	$957,368	$155,872	16%

  Cost of Product Revenues

        Our cost of product revenues includes in each period the cost of producing inventories that corresponds to product revenues for the reporting period, plus the third-party royalties payable on our net sales of INCIVEK and KALYDECO. Most of the manufacturing costs of INCIVEK and KALYDECO sold in the periods presented were expensed as research and development expenses in prior periods. Our cost of product revenues decreased in the third quarter of 2012 compared to the third quarter of 2011 as a result of lower net product revenues partially offset by the cost of a commercial milestone earned by CFFT in the third quarter of 2012. In the second quarter of 2012, we recorded within cost of product revenues a $78.0 million charge for excess and obsolete INCIVEK inventories. We evaluate our INCIVEK inventories on a quarterly basis, and future changes in the outlook for commercial sales of INCIVEK could result in additional inventory write-downs in future periods, which would be recorded as part of cost of product revenues.

  Royalty Expenses

        Royalty expenses include third-party royalties payable by us on net sales of telaprevir by our collaborators and a subroyalty payable to a third party on net sales of Lexiva/Telzir, an HIV protease inhibitor sold by GlaxoSmithKline. Royalty expenses in the three and nine months ended September 30, 2012 increased compared to the three and nine months ended September 30, 2011 primarily because of an increase in the third-party royalties payable on net sales of INCIVO by Janssen.

  Research and Development Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Research expenses	$56,400	$57,444	$(1,044)	(2)%	$175,888	$160,548	$15,340	10%
Development expenses	143,761	131,608	12,153	9%	417,188	360,720	56,468	16%

Total research and development expenses	$200,161	$189,052	$11,109	6%	$593,076	$521,268	$71,808	14%

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

        To date, we have incurred in excess of $5.3 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.

        In recent periods, costs related to our HCV and CF programs have represented the largest portion of our development costs. We expect to continue to incur development costs related to the conduct of additional clinical trials to support potential supplemental applications for telaprevir and ivacaftor. We plan to evaluate a number of additional potential all-oral combination treatment regimens that could include VX-135, telaprevir, VX-222 and/or ribavirin in order to identify which all-oral combination treatment regimen or regimens to evaluate in Phase 3 clinical trials. Our drug candidates are still in early and mid-stage clinical development and, as a result, any estimates regarding development and regulatory timelines for these drug candidates are highly subjective and subject to change. We cannot make a meaningful estimate when, if ever, these drug candidates, including VX-135 and VX-222, will generate revenues and cash flows.

  Research Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$18,714	$21,016	$(2,302)	(11)%	$57,536	$56,766	$770	1%
Stock-based compensation expense	6,268	6,841	(573)	(8)%	19,218	19,730	(512)	(3)%
Laboratory supplies and other direct expenses	8,730	8,932	(202)	(2)%	30,943	24,979	5,964	24%
Contractual services	5,304	3,236	2,068	64%	15,983	8,980	7,003	78%
Infrastructure costs	17,384	17,419	(35)	(0)%	52,208	50,093	2,115	4%

Total research expenses	$56,400	$57,444	$(1,044)	(2)%	$175,888	$160,548	$15,340	10%

        We have maintained a substantial investment in research activities, with a small decrease in research expenses in the third quarter of 2012 as compared to the third quarter of 2011 and a 10% increase in research expenses in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Our research expenses include expenses incurred by Alios that are not reimbursable by us under our collaboration agreement with Alios. These research expenses incurred by Alios increased by $0.1 million and $6.8 million, respectively, in the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. We expect to continue to invest in our research programs in an effort to identify additional drug candidates.

  Development Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$37,555	$32,559	$4,996	15%	$106,700	$93,847	$12,853	14%
Stock-based compensation expense	11,176	11,811	(635)	(5)%	35,207	37,924	(2,717)	(7)%
Laboratory supplies and other direct expenses	7,953	9,405	(1,452)	(15)%	27,482	25,145	2,337	9%
Contractual services	58,500	37,939	20,561	54%	157,763	101,746	56,017	55%
Drug supply costs	1,705	14,623	(12,918)	(88)%	10,681	30,017	(19,336)	(64)%
Infrastructure costs	26,872	25,271	1,601	6%	79,355	72,041	7,314	10%

Total development expenses	$143,761	$131,608	$12,153	9%	$417,188	$360,720	$56,468	16%

        Our development expenses increased by $12.2 million, or 9%, in the third quarter of 2012 as compared to the third quarter of 2011, and by $56.5 million, or 16%, in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily as a result of increased contractual services expenses related to our ongoing and planned clinical trials to evaluate ivacaftor, VX-135, VX-787 and VX-809.

  Sales, General and Administrative Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2012	2011	$	%	2012	2011	$	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$97,684	$110,654	$(12,970)	(12)%	$326,344	$278,840	$47,504	17%

        Sales, general and administrative expenses decreased in the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, primarily as a result of decreased sales and marketing expenses.

        Sales, general and administrative expenses increased in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily as a result of increases in workforce and commercial expenses associated with marketing INCIVEK and KALYDECO.

  Restructuring Expense (Credit)

        As of September 30, 2012, our lease restructuring liability was $24.2 million. In the three months ended September 30, 2012 and 2011, we recorded restructuring expense (credit) of $0.7 million and $(0.4) million, respectively, and in the nine months ended September 30, 2012 and 2011, we recorded restructuring expense of $1.7 million and $1.1 million, respectively. In the three and nine months ended September 30, 2012, we made cash payments of $3.7 million and $11.1 million, respectively, against the accrued expense and received $2.4 million and $7.3 million, respectively, in sublease rental payments. During the fourth quarter of 2012, we expect to make additional cash payments of $3.7 million against the accrued expense and to receive $2.7 million in sublease rental payments.

  Intangible Asset Impairment Charge

        In the third quarter of 2011, we recorded an impairment charge of $105.8 million related to VX-759, an HCV polymerase inhibitor that we acquired through our acquisition of ViroChem Pharma Inc. in 2009. VX-759 was a back-up to VX-222. In connection with this impairment charge, we recorded a benefit from income taxes of $32.7 million resulting in a net effect on our income (loss) related to this impairment charge of $73.1 million in the three and nine months ended September 30, 2011. There were no comparable charges in the three or nine months ended September 30, 2012.

Non-operating Items

  Interest Income

        Interest income increased by $0.4 million to $0.5 million for the third quarter of 2012 from $0.1 million for the third quarter of 2011 and decreased by $0.2 million to $1.4 million for the nine months ended September 30, 2012 from $1.7 million for the nine months ended September 30, 2011. Our cash, cash equivalents and marketable securities yielded less than 0.5% on an annual basis in the three and nine months ended September 30, 2012.

  Interest Expense

        Interest expense decreased by $2.5 million to $4.6 million in the third quarter of 2012 from $7.1 million in the third quarter of 2011, and by $13.2 million to $12.9 million in the nine months ended September 30, 2012 from $26.0 million in the nine months ended September 30, 2011. The decrease was the result of decreased interest expense related to our secured notes due 2012, which were redeemed in 2011. During the fourth quarter of 2012, we expect that we will incur approximately $3 million in interest expense related to our convertible senior subordinated notes due 2015, or 2015 Notes.

  Change in Fair Value of Derivative Instruments

        In the three and nine months ended September 30, 2011, we recorded charges of $8.1 million and $15.9 million, respectively, in connection with the embedded and free-standing derivatives associated with our September 2009 financial transactions. In 2011, the contingent milestone payments that were the subject of the September 2009 financial transactions were earned in full. We did not incur any charges related to the September 2009 financial transactions in the nine months ended September 30, 2012 and will not incur any charges related to these financial transactions in future periods.

  Provision for (Benefit from) Income Taxes

        In the third quarter of 2012, we recorded a benefit from income taxes attributable to Vertex of $39,000. In the nine months ended September 30, 2012, we recorded a provision for income taxes attributable to Vertex of $1.1 million. These amounts reflect state tax planning implemented during the respective periods. In the three and nine months ended September 30, 2011, we recorded a benefit from income taxes attributable to Vertex of $32.7 million related to the impairment of VX-759.

        In the three and nine months ended September 30, 2012, we recorded a provision for income taxes attributable to noncontrolling interest (Alios) of $21.4 million and $40.4 million, respectively, primarily due to the changes in fair value of contingent milestone and royalty payments payable by us to Alios. In the three months ended September 30, 2011, we recorded a provision for income taxes attributable to noncontrolling interest (Alios) of $4.9 million primarily due to the change in fair value of contingent milestone and royalty payments. In the nine months ended September 30, 2011, we recorded a provision for income taxes attributable to noncontrolling interest (Alios) of $29.3 million primarily due to the estimated income tax effect on Alios of our $60.0 million up-front payment to Alios in the second quarter of 2011. We have no liability for taxes payable by Alios, and the portion of the income tax provision related to Alios has been allocated to noncontrolling interest (Alios).

  Noncontrolling Interest (Alios)

        The net loss (income) attributable to noncontrolling interest (Alios) recorded on our condensed consolidated statements of operations reflects Alios' net loss (income) for the reporting period, as adjusted for changes during the reporting period in the fair value of the contingent milestone payments and royalties payable by us to Alios. The following table summarizes the net loss (income) attributable to noncontrolling interest (Alios) in the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$(26,467)	$228,452	$26,941	$(146,962)
Summary of net loss (income) attributable to noncontrolling interest (Alios):
Operating costs and expenses	$4,624	$5,258	$14,356	$6,059
Other expense (income)	466	—	225	—
Decrease (increase) in fair value of contingent milestone and royalty payments	(57,560)	(17,450)	(112,760)	(17,450)
Provision for income taxes	21,394	4,850	40,354	29,298

Net loss (income) attributable to noncontrolling interest (Alios)	$(31,076)	$(7,342)	$(57,825)	$17,907

Net income (loss) attributable to Vertex	$(57,543)	$221,110	$(30,884)	$(129,055)

        In the three and nine months ended September 30, 2012, the fair value of contingent milestone payments and royalties payable by us to Alios increased by $57.6 million and $112.8 million, respectively, as a result of the positive data from a Phase 1 clinical trial evaluating VX-135. In both the three and nine months ended September 30, 2011, the fair value of contingent milestone payments and royalties payable by us to Alios increased by $17.5 million as a result of the advancement of VX-135 and ALS-2158 in the third quarter of 2011.

        Increases in the fair value of the contingent milestone payments and royalties payable by us to Alios result in a decrease in net income attributable to Vertex (or an increase in net loss attributable to Vertex) on a dollar-for-dollar basis. If VX-135 continues to advance in clinical development, we expect to record additional increases in the fair value of these contingent milestone and royalty payments. Changes in the fair value of these contingent milestone and royalty payments and the effects of these changes on net income (loss) attributable to Vertex were material in the three and nine months ended September 30, 2012 and 2011 and may be material in future periods.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2012, we had cash, cash equivalents and marketable securities, excluding Alios' cash and cash equivalents, of $1.3 billion, which was an increase of $329.6 million from $968.9 million as of December 31, 2011. This increase principally was due to cash receipts from product and royalty revenues and approximately $175 million from issuances of common stock from employee benefit plans in the nine months ended September 30, 2012, partially offset by cash expenditures we made in the nine months ended September 30, 2012 related to, among other things, research and development expenses, sales, general and administrative expenses and milestone payments to Alios.

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

Future Capital Requirements

        We are incurring substantial expenses to commercialize INCIVEK and KALYDECO, while at the same time continuing to pursue diversified research and development efforts for our drugs and drug candidates. We may in the future require capital to repay the $400.0 million in aggregate principal amount of 2015 Notes. The 2015 Notes bear interest at the rate of 3.35% per annum, and we are required to make semi-annual interest payments on the outstanding principal balance of the 2015 Notes on April 1 and October 1 of each year. The 2015 Notes will mature on October 1, 2015 and are convertible, at the option of the holder, into our common stock at a price equal to approximately $48.83 per share, subject to adjustment, and can be called by us at any time on or after October 1, 2013. In addition, we have substantial lease obligations that will continue through 2028.

        We expect that our cash flows from INCIVEK/INCIVO and KALYDECO together with our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amounts of future revenues generated by INCIVEK/INCIVO and KALYDECO, and the number, breadth, cost and prospects of our discovery and development programs.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the three months ended September 30, 2012, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

        Refer to Note A, "Basis of Presentation and Accounting Policies—Recent Accounting Pronouncements," in the accompanying notes to the condensed consolidated financial statements. In the first quarter of 2012, we retrospectively adopted amended guidance issued in June 2011 by the Financial Accounting Standards Board that resulted in two separate, but consecutive, statements of operations and comprehensive income (loss) that affected the presentation of our condensed consolidated financial statements. There were no new accounting pronouncements adopted during the three months ended September 30, 2012 that had a material effect on our financial statements.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of September 30, 2012 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Part II. Other Information

Item 1.    Legal Proceedings

        On September 6, 2012, a purported shareholder class action, City of Bristol Pension Fund v. Vertex Pharmaceuticals Incorporated, et al., was filed in the United States District Court for the District of Massachusetts, naming us and certain of our officers and directors as defendants. The lawsuit alleges that we made material misrepresentations and/or omissions of material fact in our public disclosures during the period from May 7, 2012 through June 28, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiffs seek unspecified damages on behalf of the putative class, unspecified injunctive relief and an award of costs and expenses, including attorney's fees. We believe that this action is without merit, and intend to defend it vigorously.

Item 1A.    Risk Factors

        Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012 as supplemented by Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which was filed with the SEC on May 10, 2012 and Item 1A of our Quarterly Report for the quarter ended June 30, 2012, which was filed with the SEC on August 8, 2012. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K as supplemented by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 except:

We could be negatively affected by securities class action complaints.

        On September 6, 2012, a purported securities class action lawsuit was commenced in the United States District Court for the District of Massachusetts under the caption City of Bristol Pension Fund v. Vertex Pharmaceuticals Incorporated, et al., naming as defendants us and certain of our officers and directors. The lawsuit alleges that we made material misrepresentations and/or omissions of material fact in our public disclosures during the period from May 7, 2012 through June 28, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The plaintiffs seek unspecified damages on behalf of the putative class, unspecified injunctive relief and an award of costs and expenses, including attorney's fees. We believe that this action is without merit and intend to defend it vigorously. This action will take time and money to defend and may distract us from more productive activities. No assurance can be provided that we will be successful in defending this claim or that insurance proceeds will be sufficient to cover any liability under such claims.

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

  •
  our expectations regarding development timelines and regulatory authority filings and submissions for telaprevir, VX-222, VX-135, ivacaftor, VX-809, VX-661, VX-509 and VX-787;

  •
  our plan to initiate a pivotal program to evaluate VX-809 in combination with ivacaftor and our plans to intiate clinical trials of VX-135 (including in combination with GSK2336805, TMC435, ribavirin and telaprevir).

  •
  our ability to successfully market INCIVEK and/or KALYDECO or any of our drug candidates if we obtain regulatory approval;

  •
  our expectations regarding the timing and structure of clinical trials of our drugs and drug candidates, including telaprevir, ivacaftor, VX-222, VX-135, VX-809, VX-661, VX-509 and VX-787, and the expected timing of our receipt of data from our and our collaborators' ongoing and planned clinical trials;

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

        Without limiting the foregoing, the words "believes," "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify forward-looking statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in our discussion in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on February 22, 2012, and updated and supplemented by "Part II—Item 1A—Risk Factors" of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012 and this Quarterly Report on Form 10-Q. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed could also adversely affect us. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities

        The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet be Purchased under Publicly Announced Plans or Programs
July 1, 2012 to July 31, 2012	13,407	$0.01	—	—
August 1, 2012 to August 31, 2012	20,433	$0.01	—	—
September 1, 2012 to September 30, 2012	23,807	$0.01	—	—

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

Item 6.    Exhibits

Exhibit No.	Description
10.1	Employment Agreement, dated as of August 27, 2012, between Vertex Pharmaceuticals Incorporated and Stuart Arbuckle.*
10.2	Change of Control Agreement, dated as of August 27, 2012, between Vertex Pharmaceuticals Incorporated and Stuart Arbuckle.*
10.3	Employment Agreement, dated as of July 25, 2012, between Vertex Pharmaceuticals Incorporated and Megan Pace.*
10.4	Second Amended and Restated Change of Control Agreement, dated as of July 25, 2012, between Vertex Pharmaceuticals Incorporated and Megan Pace.*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

*
Management contract, compensatory plan or agreement.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 6, 2012	VERTEX PHARMACEUTICALS INCORPORATED
	By:	/s/ IAN F. SMITH Ian F. Smith Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)