Form 10-Q
period 2013-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2013-05-08
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	221,400,864
Class	Outstanding at April 26, 2013

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2013

“We,” “us,” “Vertex” and the “Company” as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.
“Vertex,” “INCIVEK®” and “KALYDECO™” are registered trademarks of Vertex. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q, including “INCIVO™” and “TELAVIC™,” are the property of their respective owners.

Part I. Financial Information
Item 1.    Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Product revenues, net	$267,381	$375,375
Royalty revenues	43,573	38,981
Collaborative revenues	17,414	24,381
Total revenues	328,368	438,737
Costs and expenses:
Cost of product revenues	30,955	25,918
Royalty expenses	11,788	13,293
Research and development expenses	218,095	196,371
Sales, general and administrative expenses	92,879	111,146
Restructuring expense	39	360
Intangible asset impairment charge (Note I)	412,900	—
Total costs and expenses	766,656	347,088
Income (loss) from operations	(438,288)	91,649
Other income (expense), net	(4,652)	(3,741)
Income (loss) before provision for (benefit from) income taxes	(442,940)	87,908
Provision for (benefit from) income taxes	(130,313)	32
Net income (loss)	(312,627)	87,876
Net loss (income) attributable to noncontrolling interest (Alios)	4,611	3,714
Net income (loss) attributable to Vertex	$(308,016)	$91,590
Net income (loss) per share attributable to Vertex common shareholders:
Basic	$(1.43)	$0.44
Diluted	$(1.43)	$0.43
Shares used in per share calculations:
Basic	215,421	208,018
Diluted	215,421	219,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) (in thousands)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(312,627)	$87,876
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities, net of tax	11	150
Foreign currency translation adjustment	(610)	275
Total changes in other comprehensive income (loss)	(599)	425
Comprehensive income (loss)	(313,226)	88,301
Comprehensive loss (income) attributable to noncontrolling interest (Alios)	4,611	3,714
Comprehensive income (loss) attributable to Vertex	$(308,615)	$92,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share amounts)

	March 31,	December 31,
	2013(1)	2012(1)
Assets
Current assets:
Cash and cash equivalents	$379,099	$489,407
Marketable securities, available for sale	860,255	831,808
Restricted cash and cash equivalents (Alios)	63,008	69,983
Accounts receivable, net	194,054	143,250
Inventories	21,532	30,464
Prepaid expenses and other current assets	47,835	24,673
Total current assets	1,565,783	1,589,585
Restricted cash	31,934	31,934
Property and equipment, net	504,232	433,609
Intangible assets	250,600	663,500
Goodwill	30,992	30,992
Other assets	8,693	9,668
Total assets	$2,392,234	$2,759,288
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$59,627	$101,292
Accrued expenses	274,061	264,884
Deferred revenues, current portion	35,533	27,566
Accrued restructuring expense, current portion	4,911	4,758
Capital lease obligations, current portion	8,302	13,707
Other liabilities, current portion	25,205	20,417
Total current liabilities	407,639	432,624
Deferred revenues, excluding current portion	90,297	96,242
Accrued restructuring expense, excluding current portion	17,548	18,570
Capital lease obligations, excluding current portion	14,755	15,170
Convertible senior subordinated notes (due 2015)	400,000	400,000
Deferred tax liability	151,664	280,367
Construction financing lease obligation	316,821	268,031
Other liabilities, excluding current portion	16,678	13,902
Total liabilities	1,415,402	1,524,906
Commitments and contingencies
Redeemable noncontrolling interest (Alios)	38,872	38,530
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at March 31, 2013 and December 31, 2012; 218,651,704 and 217,286,868 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	2,160	2,149
Additional paid-in capital	4,574,987	4,519,448
Accumulated other comprehensive loss	(1,149)	(550)
Accumulated deficit	(3,829,883)	(3,521,867)
Total Vertex shareholders’ equity	746,115	999,180
Noncontrolling interest (Alios)	191,845	196,672
Total shareholders’ equity	937,960	1,195,852
Total liabilities and shareholders’ equity	$2,392,234	$2,759,288

(1)
Amounts include the assets and liabilities of Vertex’s variable interest entity (“VIE”), Alios BioPharma, Inc. (“Alios”). Vertex’s interests and obligations with respect to the VIE’s assets and liabilities are limited to those accorded to Vertex in its agreement with Alios. See Note C, "Collaborative Arrangements," to these condensed consolidated financial statements for amounts.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest (unaudited) (in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest (Alios)	Total Shareholders’ Equity	Redeemable Noncontrolling Interest (Alios)
	Shares	Amount
Balance, December 31, 2011	209,304	$2,072	$4,200,659	$(1,053)	$(3,414,835)	$786,843	$141,633	$928,476	$37,036
Unrealized holding gains (losses) on marketable securities, net of tax				150		150		150
Foreign currency translation adjustment				275		275		275
Net income (loss)					91,590	91,590	(3,714)	87,876
Issuances of common stock:
Benefit plans	1,559	15	23,521			23,536	63	23,599
Stock-based compensation expense			27,877			27,877	61	27,938
Tax benefit from equity compensation			227			227	—	227
Change in liquidation value of noncontrolling interest							(460)	(460)	460
Balance, March 31, 2012	210,863	$2,087	$4,252,284	$(628)	$(3,323,245)	$930,498	$137,583	$1,068,081	$37,496

Balance, December 31, 2012	217,287	$2,149	$4,519,448	$(550)	$(3,521,867)	$999,180	$196,672	$1,195,852	$38,530
Unrealized holding gains (losses) on marketable securities, net of tax				11		11		11
Foreign currency translation adjustment				(610)		(610)		(610)
Net income (loss)					(308,016)	(308,016)	(4,611)	(312,627)
Issuances of common stock:
Benefit plans	1,365	11	24,088			24,099	3	24,102
Stock-based compensation expense			31,451			31,451	123	31,574
Change in liquidation value of noncontrolling interest							(342)	(342)	342
Balance, March 31, 2013	218,652	$2,160	$4,574,987	$(1,149)	$(3,829,883)	$746,115	$191,845	$937,960	$38,872
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(312,627)	$87,876
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	10,691	8,560
Stock-based compensation expense	31,275	27,688
Other non-cash based compensation expense	2,432	2,292
Intangible asset impairment charge	412,900	—
Deferred income taxes	(128,703)	(2,281)
Loss on disposal of property and equipment	23	—
Other non-cash items, net	(998)	18
Changes in operating assets and liabilities:
Accounts receivable, net	(48,834)	(49,093)
Inventories	9,231	(16,915)
Prepaid expenses and other current assets	(24,986)	(20,541)
Accounts payable	(40,571)	(1,400)
Accrued expenses and other liabilities	23,236	(15,769)
Excess tax benefit from share-based payment arrangements	—	(227)
Accrued restructuring expense	(869)	(840)
Deferred revenues	2,022	(16,452)
Net cash provided by (used in) operating activities	(65,778)	2,916
Cash flows from investing activities:
Purchases of marketable securities	(458,971)	(403,179)
Sales and maturities of marketable securities	430,535	183,987
Expenditures for property and equipment	(16,607)	(6,155)
Decrease (increase) in restricted cash and cash equivalents (Alios)	6,975	(6,139)
Decrease (increase) in other assets	472	(216)
Net cash used in investing activities	(37,596)	(231,702)
Cash flows from financing activities:
Excess tax benefit from share-based payment arrangements	—	227
Issuances of common stock from employee benefit plans	21,670	21,298
Payments on capital lease obligations	(10,096)	—
Payments on construction financing lease obligation	(17,709)	—
Net cash provided by (used in) financing activities	(6,135)	21,525
Effect of changes in exchange rates on cash	(799)	(136)
Net decrease in cash and cash equivalents	(110,308)	(207,397)
Cash and cash equivalents—beginning of period	489,407	475,320
Cash and cash equivalents—end of period	$379,099	$267,923
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,541	$—
Capitalization of construction in-process related to construction financing lease obligation	$66,052	$38,229
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
Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2013 and 2012.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 that was filed with the Securities and Exchange Commission (the "SEC") on March 1, 2013 (the "2012 Annual Report on Form 10-K").
Use of Estimates and Summary of Significant Accounting Policies
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, inventories, research and development expenses, stock-based compensation expense, restructuring expense, the fair value of intangible assets, noncontrolling interest (Alios) and the income tax provision. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections, that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
The Company's significant accounting policies are described in Note A, "Nature of Business and Accounting Policies," in the 2012 Annual Report on Form 10-K.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note A, "Nature of Business and Accounting Policies—Recent Accounting Pronouncements," in the 2012 Annual Report on Form 10-K. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2013 that had a material effect on the Company's condensed consolidated financial statements.

B.	Product Revenues, Net
The Company sells its products principally to a limited number of major and selected regional wholesalers and specialty pharmacy providers in North America that subsequently resell the products to patients and health care providers, as well as government-owned and supported customers in Europe (collectively, its “Customers”). The Company recognizes net revenues from product sales upon delivery as long as (i) there is persuasive evidence that an arrangement exists between the Company and the Customer, (ii) collectibility is reasonably assured and (iii) the price is fixed or determinable.

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The Company has written contracts with its Customers and delivery occurs when a Customer receives a shipment of a product. The Company evaluates the creditworthiness of each of its Customers to determine whether revenues can be recognized upon delivery, subject to satisfaction of the other requirements, or whether recognition is required to be delayed until receipt of payment. In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from sales to Customers and (ii) reasonably estimate its net product revenues. The Company calculates gross product revenues based on the price that the Company charges its Customers. The Company estimates its net product revenues by deducting from its gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and customer fees, (b) estimated government and private payor rebates, chargebacks and discounts, (c) estimated reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients.
The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2013:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2012	$5,416	$63,560	$2,852	$3,565	$75,393
Provision related to current period sales	11,226	52,334	872	3,720	68,152
Adjustments related to prior period sales	107	1,644	8,209	(138)	9,822
Credits/payments made	(11,728)	(51,132)	(1,009)	(3,883)	(67,752)
Balance at March 31, 2013	$5,021	$66,406	$10,924	$3,264	$85,615

C.	Collaborative Arrangements
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
Janssen made a $165.0 million up-front license payment to the Company in 2006. The up-front license payment is being amortized over the Company’s estimated period of performance under the collaboration agreement. As of March 31, 2013, there were $40.4 million in deferred revenues related to this up-front license payment that the Company expects to recognize over the remaining estimated period of performance.
Under the collaboration agreement, Janssen agreed to make contingent milestone payments for successful development, approval and launch of telaprevir as a product in its territories. At the inception of the agreement, the Company determined that all of these contingent milestones were substantive and would result in revenues in the period in which the milestone was achieved. The Company has earned $350.0 million of these contingent milestone payments and does not expect to receive any further milestone payments under this agreement.
Under the Janssen collaboration agreement, each party incurs internal and external reimbursable expenses related to the telaprevir development program and is reimbursed by the other party for 50% of these expenses. The Company recognizes

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

the full amount of the reimbursable costs it incurs as research and development expenses on its condensed consolidated statements of operations. The Company recognizes the amounts that Janssen is obligated to pay the Company with respect to reimbursable expenses, net of reimbursable expenses incurred by Janssen, as collaborative revenues. In the three months ended March 31, 2013 and 2012, Janssen incurred more reimbursable costs than the Company, and the net amounts payable by the Company to reimburse Janssen were recorded as a reduction of collaborative revenues.
Each of the parties is responsible for drug supply in its territories. During the three months ended March 31, 2013 and 2012, the Company provided Janssen certain services through the Company’s third-party manufacturing network for telaprevir. Reimbursements from Janssen for these manufacturing services were recorded as collaborative revenues.
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
During the three months ended March 31, 2013 and 2012, the Company recognized the following revenues attributable to the Janssen collaboration:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Royalty revenues	$39,044	$32,884
Collaborative revenues:
Amortized portion of up-front payment	$3,107	$3,107
Net reimbursement (payment) for telaprevir development costs	(27)	(1,139)
Reimbursement for manufacturing services	10,299	4,449
Total collaborative revenues attributable to the Janssen collaboration	$13,379	$6,417
Total revenues attributable to the Janssen collaboration	$52,423	$39,301
Mitsubishi Tanabe Pharma Corporation
The Company has a collaboration agreement (the “MTPC Agreement”) with Mitsubishi Tanabe Pharma Corporation ("Mitsubishi Tanabe") pursuant to which Mitsubishi Tanabe has a fully-paid license to manufacture and commercialize TELAVIC (the brand name under which Mitsubishi Tanabe is marketing telaprevir) in Japan and other specified countries in Asia.
The parties entered into the MTPC Agreement in 2004 and amended it in 2009. Pursuant to the MTPC Agreement, Mitsubishi Tanabe provided financial and other support for the development and commercialization of telaprevir, made a $105.0 million payment in connection with the 2009 amendment of the collaboration agreement and made a $65.0 million commercial milestone payment recognized as collaborative revenues in 2011. There are no further payments under this collaboration agreement. Mitsubishi Tanabe is responsible for its own development and manufacturing costs in its territory.
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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The $105.0 million payment that the Company received in 2009 in connection with the amendment to the MTPC Agreement was a nonrefundable, up-front license fee, and revenues related to the 2009 payment were recognized on a straight-line basis over the period of performance of the Company’s obligations under the amended agreement. The final deferred revenues related to the 2009 up-front license payment were recognized in April 2012. In connection with the amendment to the MTPC Agreement, the Company supplied manufacturing services to Mitsubishi Tanabe, until April 2012, through the Company’s third-party manufacturing network for telaprevir.
The Company recognized no collaborative revenues attributable to the Mitsubishi Tanabe collaboration in the first quarter of 2013 and $14.0 million in collaborative revenues attributable to the Mitsubishi Tanabe collaboration in the first quarter of 2012.
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
The Company entered into the original collaboration agreement with CFFT in 2004 and amended it several times prior to 2011 to, among other things, provide partial funding for its cystic fibrosis drug discovery and development efforts. In 2006, the Company received a $1.5 million milestone payment from CFFT. There are no additional milestones payable by CFFT to the Company pursuant to the collaboration agreement, as amended. Under the April 2011 Amendment, CFFT agreed to provide the Company with up to $75.0 million in funding over approximately five years for corrector-compound research and development activities. The Company retains the right to develop and commercialize KALYDECO (ivacaftor), VX-809, VX-661 and any other compounds discovered during the course of the research collaboration with CFFT. The Company recognized collaborative revenues from this collaboration of $3.6 million and $3.9 million in the three months ended March 31, 2013 and 2012, respectively.
In the original agreement, as amended prior to the April 2011 Amendment, the Company agreed to pay CFFT tiered royalties calculated as a percentage, ranging from single digits to sub-teens, of annual net sales of any approved drugs discovered during the research term that ended in 2008, including KALYDECO, VX-809 and VX-661. The April 2011 Amendment provides for a tiered royalty in the same range on net sales of corrector compounds discovered during the research term that began in 2011. In each of the third quarter of 2012 and first quarter of 2013, CFFT earned a commercial milestone payment of $9.3 million from the Company upon achievement of certain sales levels for KALYDECO. These milestones were reflected in the Company's cost of product revenues. There are no additional commercial milestone payments payable by the Company to CFFT related to sales levels for KALYDECO. The Company also is obligated to make up to two one-time commercial milestone payments to CFFT upon achievement of certain sales levels for corrector compounds such as VX-809 or VX-661.
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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Alios BioPharma, Inc.
License and Collaboration Agreement
In June 2011, the Company entered into a license and collaboration agreement (the “Alios Agreement”) with Alios, a privately-held biotechnology company. The Company and Alios are collaborating on the research, development and commercialization of an HCV nucleotide analogue discovered by Alios, ALS-2200 (now formulated as VX-135), which is designed to act on the HCV polymerase.
Under the terms of the Alios Agreement, the Company received exclusive worldwide rights to ALS-2200 (VX-135) and ALS-2158, a second HCV nucleotide analogue discovered by Alios that was only developed pursuant to the Alios Agreement through the third quarter of 2012. The Company has the option to select additional compounds discovered in the research program. Upon entering into the Alios Agreement, the Company paid Alios a $60.0 million up-front payment. As of March 31, 2013, Alios had earned an aggregate of $60.0 million in development milestone payments pursuant to the Alios Agreement, including a $25.0 million milestone payment in 2012. The Alios Agreement provides for development milestone payments to Alios of up to an additional $312.5 million if VX-135 is approved and commercialized. The Alios Agreement also provides for additional development milestone payments to Alios if a second HCV nucleotide analogue is approved and commercialized. In addition, Alios is eligible to receive commercial milestone payments of up to $750.0 million, as well as tiered royalties on net sales of approved drugs.
Alios and the Company began clinical development of ALS-2200 (VX-135) in December 2011. The Company is responsible for all costs related to development, commercialization and manufacturing of compounds licensed to the Company pursuant to the Alios Agreement, provided funding to Alios to conduct the Phase 1 clinical trials associated with the Alios Agreement and is providing funding for a research program directed to the discovery of additional HCV nucleotide analogues that act on the HCV polymerase.
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
Accordingly, the Company consolidated Alios’ statements of operations and balance sheet with the Company’s consolidated financial statements beginning on June 13, 2011. However, the Company’s interests in Alios are limited to those accorded to the Company in the Alios Agreement. In particular, the Company did not acquire any equity interest in Alios, any interest in Alios’ cash and cash equivalents or any control over Alios’ activities that do not relate to the Alios Agreement. Alios does not have any rights to the Company’s assets except as provided in the Alios Agreement.
Noncontrolling Interest (Alios)
The Company records noncontrolling interest (Alios) on two lines on its condensed consolidated balance sheets. The noncontrolling interest (Alios) is reflected on two separate lines because Alios has both common shareholders and preferred shareholders that are entitled to redemption rights in certain circumstances. The Company records net loss (income)

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

attributable to noncontrolling interest (Alios) on its condensed consolidated statements of operations, reflecting Alios' net loss (income) for the reporting period, adjusted for changes in the fair value of contingent milestone and royalty payments, which is evaluated each reporting period. A summary of net loss (income) attributable to noncontrolling interest (Alios) for the three months ended March 31, 2013 and 2012, is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Loss (income) before provision for (benefit from) income taxes	$5,297	$5,024
Decrease (increase) in fair value of contingent milestone and royalty payments	2,740	970
Provision for (benefit from) income taxes	(3,426)	(2,280)
Net loss (income) attributable to noncontrolling interest (Alios)	$4,611	$3,714
The Company uses present-value models to determine the estimated fair value of the contingent milestone and royalty payments, based on assumptions regarding the probability of achieving the relevant milestones, estimates regarding the time to develop drug candidates, estimates of future product sales and the appropriate discount rates. The Company bases its estimate of the probability of achieving the relevant milestones on industry data for similar assets and its own experience. The discount rates used in the valuation model represent a measure of credit risk and market risk associated with settling the liability. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Changes in these assumptions could have a material effect on the fair value of the contingent milestone and royalty payments.
In the three months ended March 31, 2013 and 2012, the fair value of the contingent milestone payments and royalties payable by Vertex to Alios related to the HCV nucleotide analogue program decreased by $2.7 million and $1.0 million, respectively, which decreased net loss attributable to Vertex in the first quarter of 2013 and increased net income attributable to Vertex in the first quarter of 2012. If VX-135 continues to advance in clinical development, the Company expects it will record increases in the fair value of the contingent milestone and royalty payments in future periods. Changes in the fair value of these contingent milestone and royalty payments, and the effects of these changes on net income (loss) attributable to Vertex, may be material in future periods.

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Alios Balance Sheet Information
The following table summarizes items related to Alios included in the Company’s condensed consolidated balance sheets:

	As of March 31, 2013	As of December 31, 2012
	(in thousands)
Restricted cash and cash equivalents (Alios)	$63,008	$69,983
Prepaid expenses and other current assets	3,776	672
Property and equipment, net	1,623	1,728
Intangible assets	250,600	250,600
Goodwill	4,890	4,890
Other assets	990	861
Accounts payable	1,975	1,054
Accrued expenses	5,019	6,099
Deferred tax liability	151,664	152,781
Other liabilities, excluding current portion	648	1,625
Redeemable noncontrolling interest (Alios)	38,872	38,530
Noncontrolling interest (Alios)	191,845	196,672
The Company has recorded Alios’ cash and cash equivalents as restricted cash and cash equivalents (Alios) because (i) the Company does not have any interest in or control over Alios’ cash and cash equivalents and (ii) the Alios Agreement does not provide for these assets to be used for the development of the assets that the Company licensed from Alios pursuant to the Alios Agreement. Assets recorded as a result of consolidating Alios’ financial condition into the Company’s condensed consolidated balance sheets do not represent additional assets that could be used to satisfy claims against the Company’s general assets.

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

D.	Net Income (Loss) Per Share Attributable to Vertex Common Shareholders
The following table sets forth the computation of basic and diluted net income (loss) attributable to Vertex per common share in conformity with the two-class method for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Basic net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$(308,016)	$91,590
Less: Undistributed earnings allocated to participating securities	—	(906)
Net income (loss) attributable to Vertex common shareholders—basic	$(308,016)	$90,684
Basic weighted-average common shares outstanding	215,421	208,018
Basic net income (loss) attributable to Vertex per common share	$(1.43)	$0.44
Diluted net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$(308,016)	$91,590
Less: Undistributed earnings allocated to participating securities	—	(860)
Plus: Interest expense and amortization of deferred issuance costs related to convertible senior subordinated notes	—	3,749
Net income (loss) attributable to Vertex common shareholders—diluted	$(308,016)	$94,479
Weighted-average shares used to compute basic net income (loss) per common share	215,421	208,018
Effect of potentially dilutive securities:
Convertible senior subordinated notes	—	8,891
Stock options	—	2,289
Other	—	66
Weighted-average shares used to compute diluted net income (loss) per common share	215,421	219,264
Diluted net income (loss) attributable to Vertex per common share	$(1.43)	$0.43
The Company did not include the securities described in the following table in the computation of the diluted net income (loss) attributable to Vertex per common share calculations because the effect would have been anti-dilutive during each such period:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Stock options	21,848	13,768
Convertible senior subordinated notes	8,192	—
Unvested restricted stock and restricted stock units	2,682	16

E.	Fair Value Measurements
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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2013, the Company’s investments were in a money market fund, short-term U.S. Treasury securities, short-term government-sponsored enterprise securities, corporate debt securities and commercial paper.
As of March 31, 2013, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of a money market fund, U.S. Treasury securities and government-sponsored enterprise securities. The Company’s financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations. During the three months ended March 31, 2013 and 2012, the Company did not record an other-than-temporary impairment charge related to its financial assets. The Company’s noncontrolling interest (Alios) includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs. Please refer to Note C, "Collaborative Arrangements," for further information.
The following table sets forth the Company’s financial assets (excluding Alios’ cash equivalents) subject to fair value measurements:

	Fair Value Measurements as of March 31, 2013
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$201,831	$201,831	$—	$—
Government-sponsored enterprise securities	38,588	38,588	—	—
Marketable securities:
U.S. Treasury securities	13,205	13,205	—	—
Government-sponsored enterprise securities	550,478	550,478	—	—
Commercial paper	216,942	—	216,942	—
Corporate debt securities	79,630	—	79,630	—
Restricted cash	31,934	31,934	—	—
Total	$1,132,608	$836,036	$296,572	$—
Alios’ cash equivalents of $60.1 million as of March 31, 2013 consisted of money market funds, which were valued based on Level 1 inputs.

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of March 31, 2013, the Company had $400.0 million in aggregate principal amount of 3.35% convertible senior subordinated notes due 2015 (the “2015 Notes”) on its condensed consolidated balance sheet. As of March 31, 2013, these 2015 Notes had a fair value of approximately $483 million based on Level 2 inputs.

F.	Marketable Securities
A summary of the Company’s cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of March 31, 2013
Cash and cash equivalents:
Cash and money market funds	$340,511	$—	$—	$340,511
Government-sponsored enterprise securities	38,584	4	—	38,588
Total cash and cash equivalents	$379,095	$4	$—	$379,099
Marketable securities:
U.S. Treasury securities (due within 1 year)	$13,204	$1	$—	$13,205
Government-sponsored enterprise securities (due within 1 year)	550,418	72	(12)	550,478
Commercial paper (due within 1 year)	216,776	166	—	216,942
Corporate debt securities (due within 1 year)	59,666	3	(19)	59,650
Corporate debt securities (due after 1 year through 5 years)	19,988	1	(9)	19,980
Total marketable securities	$860,052	$243	$(40)	$860,255
Total cash, cash equivalents and marketable securities	$1,239,147	$247	$(40)	$1,239,354

As of December 31, 2012
Cash and cash equivalents:
Cash and money market funds	$489,407	$—	$—	$489,407
Total cash and cash equivalents	$489,407	$—	$—	$489,407
Marketable securities:
U.S. Treasury securities (due within 1 year)	$111,350	$2	$(2)	$111,350
Government-sponsored enterprise securities (due within 1 year)	440,181	49	(5)	440,225
Commercial paper (due within 1 year)	225,294	155	—	225,449
Corporate debt securities (due within 1 year)	15,429	1	(1)	15,429
Corporate debt securities (due after 1 year through 5 years)	39,358	10	(13)	39,355
Total marketable securities	$831,612	$217	$(21)	$831,808
Total cash, cash equivalents and marketable securities	$1,321,019	$217	$(21)	$1,321,215
Alios’ $63.0 million and $70.0 million, respectively, of cash and money market funds as of March 31, 2013 and December 31, 2012, recorded on the Company’s condensed consolidated balance sheets in “Restricted cash and cash equivalents (Alios),” are not included in the above table.

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

G.	Inventories
The following table sets forth the Company's inventories by product:

	As of March 31, 2013	As of December 31, 2012
	(in thousands)
INCIVEK	$12,754	$22,792
KALYDECO	8,778	7,672
Total	$21,532	$30,464
The following table sets forth the Company’s inventories by type:

	As of March 31, 2013	As of December 31, 2012
	(in thousands)
Raw materials	$4,796	$3,754
Work-in-process	2,930	11,317
Finished goods	13,806	15,393
Total	$21,532	$30,464

H.	Fan Pier Leases
In 2011, the Company entered into two leases, pursuant to which the Company agreed to lease approximately 1.1 million square feet of office and laboratory space in two buildings (the "Buildings") that the landlord is building at Fan Pier in Boston, Massachusetts (the “Fan Pier Leases”). The Company expects to commence lease payments in December 2013 and to make payments for the period ending 15 years from the commencement date. The Company has an option to extend the term of the Fan Pier Leases for an additional ten years.
Because the Company is involved in the construction project, including having responsibility to pay for a portion of the costs of finish work and structural elements of the Buildings, the Company is deemed for accounting purposes to be the owner of the Buildings during the construction period. Accordingly, the Company has recorded project construction costs incurred by the landlord as an asset and a related financing obligation in “Property and equipment, net” and “Construction financing lease obligation,” respectively, on the Company’s condensed consolidated balance sheets. The Company bifurcates its future lease payments pursuant to the Fan Pier Leases into (i) a portion that is allocated to the Buildings and (ii) a portion that is allocated to the land on which the Buildings are being constructed, which is recorded as rental expense. Although the Company will not begin making lease payments pursuant to the Fan Pier Leases until the commencement date, the portion of the lease obligations allocated to the land is treated for accounting purposes as an operating lease that commenced in 2011.
Property and equipment, net, included $356.9 million and $290.7 million as of March 31, 2013 and December 31, 2012, respectively, related to construction costs for the Buildings at Fan Pier in Boston, Massachusetts. The construction financing lease obligation related to the Buildings at Fan Pier was $316.8 million and $268.0 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, the primary difference between the amounts recorded in property and equipment, net and the construction financing lease obligation represented the cost of finish work and structural elements of the Buildings that the Company was responsible for paying to date.
Once the landlord completes the construction of the Buildings, the Company will evaluate the Fan Pier Leases in order to determine whether or not the Fan Pier Leases meet the criteria for “sale-leaseback” treatment. If the Fan Pier Leases meet the “sale-leaseback” criteria, the Company will remove the asset and the related liability from its consolidated balance sheet and treat the Fan Pier Leases as either operating or capital leases based on the Company’s assessment of the accounting guidance. The Company expects that upon completion of construction of the Buildings the Fan Pier Leases will not meet the “sale-

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

leaseback” criteria. If the Fan Pier Leases do not meet “sale-leaseback” criteria, the Company will treat the Fan Pier Leases as a financing obligation and will depreciate the asset over its estimated useful life.

I.	Intangible Assets and Goodwill
Intangible Assets
As of December 31, 2012, the Company's intangible assets consisted of indefinite-lived in-process research and development assets of (i) $250.6 million related to its HCV nucleotide analogue program, which includes the HCV nucleotide analogue VX-135 and (ii) $412.9 million related to VX-222, which also was being developed for the treatment of HCV infection. The Company acquired VX-222 when it acquired ViroChem Pharma Inc. ("ViroChem") in March 2009.
The Company tests intangible assets for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstance suggest that impairment may exist. In connection with each annual impairment assessment and any interim impairment assessment in which indicators of impairment have been identified, the Company compares the fair value of the asset as of the date of the assessment with the carrying value of the asset on the Company's condensed consolidated balance sheet.
In connection with its preparation of its financial statements for the three months ended March 31, 2013, the Company determined that there were indicators that the value of the VX-222 intangible asset had become impaired.  This determination was based on (A) preliminary safety, tolerability and efficacy data from a Phase 2 clinical trial of VX-222, telaprevir and ribavirin, which was received in March 2013 and analyzed through April 2013 and (B) a review of the existing and emerging data regarding all-oral regimens for HCV infection being developed by the Company's competitors that appear to be generally well tolerated with high sustained viral response ("SVR") rates for treatment-naïve patients with genotype 1 HCV infection. After evaluating the data from this Phase 2 clinical trial, the Company determined that regimens containing VX-222 were unlikely to be competitive with the treatment regimens being developed by the Company's competitors. The Company evaluated the fair value of VX-222 from the perspective of a market participant and based on this analysis determined that the fair value of VX-222 was zero as of March 31, 2013. Accordingly, the Company recorded a $412.9 million impairment charge in three months ended March 31, 2013. The Company continues to monitor the development of competitive all-oral regimens and other direct antivirals and does not plan to initiate any new clinical trials of VX-222.  In connection with this impairment charge, the Company recorded a credit of $127.6 million in its provision for income taxes. In the first quarter of 2013, the increase to the Company's net loss attributable to Vertex related to this impairment charge, net of the tax credit, was $285.3 million, and the net increase to the Company's net loss per share attributable to Vertex common shareholders was $1.32 per share.
No impairment has been found with respect to the HCV nucleotide analogue program since the acquisition date. However, the field of HCV infection treatment is highly competitive and characterized by rapid technological advances. Two of the Company's competitors have filed applications seeking approval for potentially competitive treatment regimens that include pegylated-interferon and ribavirin, and several of the Company's competitors are conducting Phase 3 clinical trials evaluating all-oral combinations of their drug candidates for the treatment of genotype 1 HCV infection. There can be no assurance that the Company will be able to successfully develop VX-135. If the fair value of the HCV nucleotide analogue program becomes impaired as the result of unfavorable safety or efficacy data from any ongoing or future clinical trial or because of any other information regarding the prospects of successfully developing or commercializing VX-135, the Company would incur significant charges in the period in which the impairment occurs.
Goodwill
As of March 31, 2013 and December 31, 2012, goodwill of $31.0 million was recorded on the Company's condensed consolidated balance sheets. There was no change to goodwill recorded during the three months ended March 31, 2013 or 2012.

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

J.	Convertible Senior Subordinated Notes
In September 2010, the Company completed an offering of $400.0 million in aggregate principal amount of 2015 Notes. This offering resulted in $391.6 million of net proceeds to the Company. The underwriting discount of $8.0 million and other expenses of $0.4 million were recorded as debt issuance costs and are included in other assets on the Company’s condensed consolidated balance sheets. The 2015 Notes were issued pursuant to and are governed by the terms of an indenture (as supplemented, the “Indenture”).
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
Based on the Company’s evaluation of the 2015 Notes, the Company determined that the 2015 Notes contain a single embedded derivative. This embedded derivative relates to potential penalty interest payments that could be imposed on the Company for a failure to comply with its securities reporting obligations pursuant to the 2015 Notes. This embedded derivative required bifurcation because it was not clearly and closely related to the host instrument. The Company has determined that the value of this embedded derivative was nominal as of September 28, 2010, the issue date of the 2015 Notes, December 31, 2012 and March 31, 2013.

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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The effect of stock-based compensation expense during the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$19,674	$18,222
Restricted stock and restricted stock units	9,378	7,286
ESPP share issuances	2,522	2,430
Less stock-based compensation expense capitalized to inventories	(299)	(250)
Total stock-based compensation expense included in costs and expenses	$31,275	$27,688

Stock-based compensation expense by line item:
Research and development expenses	$19,349	$17,204
Sales, general and administrative expenses	11,926	10,484
Total stock-based compensation expense included in costs and expenses	$31,275	$27,688
The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, as of March 31, 2013 by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of March 31, 2013
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$187,456	2.90
Restricted stock and restricted stock units	86,795	2.58
ESPP share issuances	3,091	0.49
The following table summarizes information about stock options outstanding and exercisable at March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$ 9.07–$20.00	887	3.05	$15.33	887	$15.33
$20.01–$30.00	1,394	6.13	$29.32	1,052	$29.14
$30.01–$40.00	11,913	6.61	$36.11	7,905	$35.41
$40.01–$50.00	5,333	9.53	$46.34	341	$47.41
$50.01–$60.00	2,268	8.46	$53.44	926	$54.03
$60.01–$64.30	53	8.92	$63.31	11	$63.23

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

L.	Sale of HIV Protease Inhibitor Royalty Stream
In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of March 31, 2013, the Company had $77.8 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

M.	Income Taxes
For the three months ended March 31, 2013, the Company recorded a benefit from income taxes of $130.3 million. This benefit from income taxes was due to a benefit of $126.9 million attributable to Vertex and a benefit from income taxes of $3.4 million attributable to noncontrolling interest (Alios). In the first quarter of 2013, the Company determined that the fair value of VX-222 was zero, which resulted in an impairment charge of $412.9 million. In connection with this impairment charge, in the first quarter of 2013 the Company wrote-off the associated deferred tax liability of $127.6 million as a benefit in its condensed consolidated statements of operations. Please refer to Note I, "Intangible Assets and Goodwill," for further information regarding the impairment charge.
For the three months ended March 31, 2012, the Company recorded a provision for income taxes attributable to Vertex of $2.3 million offset by a benefit from income taxes attributable to noncontrolling interest (Alios) of $2.3 million.
The Company has no liability for taxes payable by Alios. As such, the portion of the income tax provision (benefit) related to Alios has been allocated to noncontrolling interest (Alios). As of March 31, 2013 and December 31, 2012, Alios had a deferred tax liability of $151.7 million and $152.8 million reflected on the Company's condensed consolidated balance sheets, respectively.
As of March 31, 2013 and December 31, 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of March 31, 2013 and December 31, 2012.
The Company maintains a valuation allowance on its net operating losses and other deferred tax assets because of its extended history of annual losses. As of December 31, 2012, the Company had U.S. federal net operating loss carryforwards of approximately $2.6 billion and tax credits of $98.0 million, which may be used to offset future federal income tax liability. For state income tax purposes, the Company had net operating loss carryforwards of approximately $1.5 billion and tax credits of $60.3 million at December 31, 2012, which may be used to offset future state income tax liability. On a quarterly basis, the Company reassesses the valuation allowance for deferred income tax assets. In future periods, if management determines that it is more likely than not that the deferred tax asset will be realized, (i) the valuation allowance would be decreased, (ii) a portion or all of the deferred tax asset would be reflected on the Company’s consolidated balance sheet and (iii) the Company would record non-cash benefits in its consolidated statements of operations related to the reflection of the deferred tax asset on its consolidated balance sheet.

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
The Company currently intends to reinvest the total amount of its unremitted earnings, which have not been significant to date, in the local international jurisdiction or to repatriate the earnings only when tax-effective. As a result, the Company has not provided for U.S. federal income taxes on the unremitted earnings of its international subsidiaries. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. At March 31, 2013, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability.

N.	Restructuring Liability
In 2003, Vertex adopted a plan to restructure its operations to coincide with its increasing internal emphasis on advancing drug candidates through clinical development to commercialization. The restructuring liability relates to specialized laboratory and office space that is leased to the Company pursuant to a 15-year lease that terminates in 2018, and that the Company has not used since it adopted the plan to restructure its operations in 2003. This laboratory and office space currently is subleased to third parties.
In estimating the expense and liability under its lease obligations, the Company estimated (i) the costs to be incurred to satisfy rental and build-out commitments under the lease (including operating costs), (ii) the lead-time necessary to sublease the space, (iii) the projected sublease rental rates and (iv) the anticipated durations of subleases. The Company uses a credit-adjusted risk-free rate of approximately 10% to discount the estimated cash flows. The Company reviews its estimates and assumptions on at least a quarterly basis, intends to continue such reviews until the termination of the applicable lease, and will make whatever modifications the Company believes necessary, based on the Company’s best judgment, to reflect any changed circumstances.
The activities related to the restructuring liability for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Liability, beginning of the period	$23,328	$26,313
Cash payments	(3,573)	(3,686)
Cash received from subleases	2,665	2,486
Restructuring expense	39	360
Liability, end of the period	$22,459	$25,473

O.	Legal Proceedings
On September 6, 2012, a purported shareholder class action, City of Bristol Pension Fund v. Vertex Pharmaceuticals Incorporated, et al., was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of the Company's current and former officers and directors as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures during the period from May 7, 2012 through June 28, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. By order dated December 12, 2012, the court appointed the City of Bristol lead plaintiff and appointed the City of Bristol's attorneys lead counsel. The plaintiffs filed an amended complaint on February 11, 2013. The

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Company filed a motion to dismiss the complaint on April 12, 2013. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney's fees, as well as disgorgement of the proceeds from certain individual defendants' sales of the Company's common stock. The Company believes that this action is without merit and intends to defend it vigorously. As of March 31, 2013, the Company has not recorded any reserves for this purported class action.

P.	Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of March 31, 2013 or December 31, 2012.

Q.	Guarantees
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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are in the business of discovering, developing, manufacturing and commercializing small molecule drugs for patients with serious diseases. Over the last two years, we have obtained approval for, and initiated commercial sales of, our first two products: INCIVEK (telaprevir), which we market in the United States and Canada for the treatment of adults with genotype 1 hepatitis C virus, or HCV, infection; and KALYDECO (ivacaftor), which we market in the United States, Canada and Europe for the treatment of patients six years of age and older with cystic fibrosis, or CF, who have a specific genetic mutation that is referred to as the G551D mutation. We receive royalties from sales in Europe and other countries of telaprevir, where it is marketed as INCIVO, by our collaborator, Janssen Pharmaceutica, N.V.
We invest in scientific innovation to create transformative medicines for patients with serious diseases, with a focus on specialty markets. Our strategy is to make focused investments to invent and develop innovative drugs, while we continue to market INCIVEK and KALYDECO to eligible patients to generate revenues and maintain a strong financial position.
Our first quarter 2013 revenues included INCIVEK net product revenues of $205.6 million and KALYDECO net product revenues of $61.8 million. As of March 31, 2013, we had cash, cash equivalents and marketable securities of $1.2 billion. Our net product revenues from sales of INCIVEK declined over the course of 2012 and in the first quarter of 2013, and we expect this trend to continue due to reduced demand for current therapies for HCV infection, as new competitive therapies approach commercialization. We expect that KALYDECO net product revenues will increase in the second quarter of 2013 as compared to the first quarter of 2013 as we begin to receive reimbursement in additional European countries. In the future, we expect that our ability to increase net product revenues will be dependent upon increasing KALYDECO sales and introducing one or more of our drug candidates in late-stage development to the market.
We are focusing most of our drug development investment on the following key programs:
Cystic Fibrosis - Our goal is to develop treatment regimens that will provide benefits to as many patients with CF as possible and to maximize those benefits. We are conducting three Phase 3 label-expansion clinical trials and a proof-of-concept clinical trial of ivacaftor monotherapy in patients with certain mutations in their cystic fibrosis transmembrane conductance regulator, or CFTR, gene that were not studied in prior Phase 3 clinical trials. In the first quarter of 2013, we initiated an international pivotal Phase 3 development program to evaluate combinations of ivacaftor and our investigational CFTR corrector VX-809 for patients with the most prevalent genetic mutation that causes CF.
HCV - We are seeking to develop all-oral, interferon-free treatment regimens that are 12 weeks or less in duration with a goal of providing high viral cure rates and improved tolerability, in order to be commercially competitive in the HCV market of the future. We are conducting multiple Phase 2 clinical trials to evaluate all-oral combination treatment regimens that include our HCV nucleotide analogue VX-135 together with molecules that have potentially complementary mechanisms, such as ribavirin, or RBV, HCV protease inhibitors and HCV NS5A inhibitors.
Autoimmune Diseases - We are evaluating our JAK3 inhibitor, VX-509, in a fully-enrolled Phase 2 clinical trial. The primary endpoints of this clinical trial will be measured after 12 weeks of treatment, and we expect data from this analysis in the second half of 2013.
We may seek collaborators for some of our drug candidates in order to diversify risk, broaden or accelerate or otherwise benefit a development program in an effort to fully-realize the value of a drug candidate.
We plan to continue investing in our research programs and supporting scientific innovation in order to identify and develop transformative medicines. We believe that pursuing research in diverse areas allows us to balance the risks inherent in drug development and may provide the drug candidates that will form our pipeline in future years. We have later-stage research programs in the areas of CF, Huntington's disease, multiple sclerosis and cancer.

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
Ivacaftor (monotherapy)
We are conducting three Phase 3 label-expansion clinical trials and a Phase 2 clinical trial of ivacaftor monotherapy:

•
We have completed enrollment in a Phase 3 clinical trial evaluating ivacaftor in patients six years of age and older with CF with gating mutations other than the G551D mutation. We expect the first data from this clinical trial in the second half of 2013.

•	We are continuing enrollment in a Phase 3 clinical trial evaluating ivacaftor in patients six years of age and older with CF with the R117H mutation in the CFTR gene on at least one allele.

•
We are continuing enrollment in a Phase 3 clinical trial in which we are evaluating a pediatric formulation of ivacaftor as a treatment for children two to five years of age with gating mutations in the CFTR gene, including the G551D mutation.

•	We are enrolling patients in a Phase 2 clinical trial in which we are evaluating ivacaftor in patients with CF who have clinical evidence of residual CFTR function.
If we are able to establish that these additional patient groups will benefit from ivacaftor monotherapy, there is the potential to increase the number of patients eligible for treatment with ivacaftor monotherapy to more than ten percent of patients worldwide with CF.
VX-809 in Combination with Ivacaftor
We are enrolling patients in an international pivotal Phase 3 clinical program to evaluate combinations of VX-809 and ivacaftor in patients with CF who have two copies of the F508del mutation in their CFTR gene (homozygous). We plan to conduct two 24-week Phase 3 clinical trials that are designed to support approval of the combination of VX-809 and ivacaftor for patients 12 years of age and older. Each Phase 3 clinical trial will enroll approximately 500 patients with CF who are homozygous for the F508del mutation, for a total of approximately 1,000 patients. The two clinical trials have the same design and together will be conducted at approximately 200 clinical trial sites in North America, Europe and Australia. We expect to obtain final safety and efficacy data from both Phase 3 clinical trials in 2014. If these trials are successful, we plan to submit a New Drug Application, or NDA, to the FDA in 2014 and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA. Almost half of the patients with CF worldwide are homozygous for the F508del mutation in their CFTR gene.
In addition to the two Phase 3 clinical trials, we plan to conduct an 8-week exploratory Phase 2 clinical trial of VX-809 in combination with ivacaftor in patients with CF who are 12 years of age and older and who have one copy of the F508del mutation in the CFTR gene. We also plan to conduct a Phase 2 clinical trial to evaluate VX-809 in combination with ivacaftor in children with CF six to eleven years of age who have two copies of the F508del mutation. If this Phase 2 clinical trial is successful, we plan to use the data from this clinical trial, along with data from the two Phase 3 clinical trials, for registration in the United States in patients six to eleven years of age, following registration in patients 12 years of age and older. Discussions with European regulatory agencies about plans for patients in this age group are ongoing.
HCV
Janssen and we market INCIVEK/INCIVO in direct competition with Merck & Co., Inc.'s VICTRELIS™ (boceprevir), another HCV protease inhibitor that was approved for sale in the United States and Europe in 2011. We expect that a number of new therapies for HCV infection will become available to patients over the next several years. The most advanced potentially competitive drug candidates are Gilead's sofosbuvir (GS-7977) and Janssen's simeprevir (TMC435). Gilead and Janssen have filed NDAs for sofosbuvir and simeprevir, respectively, and each of these drug candidates may be approved as treatments for genotype 1 HCV infection in combination with pegylated-interferon, or peg-IFN, and RBV, in late 2013 or 2014. The top-line results reported by Gilead and Janssen from Phase 3 clinical trials suggest that the safety and efficacy profiles of sofosbuvir and simeprevir will position them, if approved, to potentially take a significant portion of the market for HCV therapies.
We plan to compete in the HCV infection market as it shifts away from current treatment regimens, including our INCIVEK triple-combination therapy, to regimens that incorporate new drugs with improved safety, efficacy and/or tolerability, by pursuing development of all-oral regimens incorporating our HCV nucleotide analogue VX-135. A number of pharmaceutical companies are investigating combination regimens that incorporate one or more of an HCV protease inhibitor, an HCV nucleotide analogue, an HCV non-nucleotide polymerase inhibitor or an NS5A inhibitor. Clinical trials of these investigational combination regimens are being conducted in a wide variety of patient populations, including treatment-naïve and treatment-failure patients, and across all HCV genotypes, which respond differently to different combinations of molecules employing different mechanisms. In the future, we expect that the market for any specific HCV treatment regimen, including INCIVEK triple-combination therapy, could be affected by the introduction of new competitive drugs or drug combinations, sales from currently approved drugs, adverse information regarding the safety characteristics or efficacy of the regimen, significant new information regarding potential treatment regimens being evaluated in clinical trials and enrollment by patients in clinical trials being conducted by us or our competitors. While it is possible that a portion of patients with HCV infection would continue to benefit from treatment regimens that include peg-IFN, we expect that treatment regimens that include the administration of peg-IFN by injection will command a relatively small portion of the overall market.
We are evaluating potential all-oral treatment regimens in planned and ongoing Phase 2 clinical trials in order to determine which regimen or regimens appear likely to provide benefits to patients and to advance into Phase 3 clinical development. We are conducting two Phase 2 clinical trials of VX-135 in combination with RBV, one of which is fully-enrolled, and a drug-drug interaction clinical trial of VX-135 in combination with simeprevir. We also plan to conduct two clinical trials of VX-135 in combination with Bristol-Myers Squibb's NS5A inhibitor daclatasvir. We expect to obtain the first data from the all-oral clinical trials of VX-135 in the second half of 2013, including data from the initial clinical trial of VX-135 in combination with daclatasvir and from clinical trials of VX-135 in combination with RBV.
Some of our competitors' potential all-oral treatment regimens are more advanced, including all-oral treatment regimens that are being evaluated in Phase 3 clinical trials by Gilead and Abbvie, Inc. While the development and regulatory timelines for drug candidates for the treatment of HCV infection are subject to risk and uncertainty, we believe that (i) substantial additional clinical data regarding potential all-oral treatment regimens will become available in 2013 and (ii) it is possible that one or more all-oral treatment regimens for genotype 1 HCV infection could be commercially available as soon as late 2014. As a result, if we are successful in developing all-oral treatment regimens that include VX-135, independently or with a collaborator, it is likely that our all-oral treatment regimens would compete directly with one or more previously approved all-oral treatment regimens.
Recent Developments
Results of Phase 2 Clinical Trial of VX-661
In April 2013, we announced the data from a randomized, double-blind, placebo-controlled Phase 2 clinical trial of VX-661 alone and in combination with ivacaftor that enrolled 128 patients with CF who were 18 years of age and older with two copies of the F508del mutation. One group of patients was randomized to receive either VX-661 (10, 30, 100 and 150 mg dosed once daily), or placebo, alone for 28 days. A separate group of patients was randomized to receive the combination of VX-661 (10, 30, 100 and 150 mg dosed once daily) and ivacaftor (150 mg dosed twice daily), or placebo, for 28 days. The primary endpoints of the clinical trial were safety, tolerability and change in sweat chloride levels. Change in lung function (percent predicted forced expiratory volume in one second; FEV1) was measured as a secondary endpoint.
There were statistically significant mean absolute decreases in sweat chloride levels, both within-group and versus placebo, across the combination and monotherapy groups. These changes were generally modest and were variable across the dose groups.
VX-661 was generally well-tolerated when dosed alone and in combination with ivacaftor. The most common adverse events were pulmonary in nature. Most adverse events were mild to moderate in severity and similar between the treatment and placebo groups, and the types and frequency of adverse events were similar between the treatment and placebo groups. The rate of serious adverse events was also similar between the treatment groups and those who received placebo.
We plan to conduct additional clinical trials of VX-661 to further evaluate its potential for late-stage development, pending discussions with regulatory authorities.

Lung Function Results for Combination Dosing
Mean absolute and relative improvements in lung function were observed in all the combination dosing groups (10, 30, 100 and 150 mg), both within group and versus placebo. The improvements in lung function were dose dependent, with the greatest improvements observed in the groups that received the highest doses of VX-661 in combination with ivacaftor. The result of statistical testing is often defined in terms of a "p-value," with p<0.05 generally considered to represent a statistically significant difference. Patients in the two highest combination dose groups (VX-661 100 mg or 150 mg in combination with ivacaftor 150 mg) showed statistically significant mean relative improvements in lung function, versus placebo, of 9.0 percent (p=0.01) and 7.5 percent (p=0.02), respectively, at Day 28. Improvements in FEV1 were observed early in treatment, and the mean relative FEV1 improvements, versus placebo, for the highest combination group (VX-661 150 mg in combination with ivacaftor 150 mg) were statistically significant at Days 14, 21 and 28. The mean relative FEV1 across the combination dose groups returned toward baseline during the post-treatment 28-day washout period. Additional lung function results are provided in the table below:

Mean Changes in Lung Function	Mean Relative Change in Percent Predicted FEV1 From Baseline		Mean Absolute Change in Percent Predicted FEV1 From Baseline
	Day 0 - 28	28 Days Post-Treatment (Within-Group Mean)*	Day 0 - 28	28 Days Post-Treatment (Within-Group Mean)*
Placebo (n=23) (within group)	0.03 (NS)	1.6	-0.4 (NS)	0.6

Combination Treatment Arms	vs. Placebo		vs. Placebo
VX-661 (10 mg) + ivacaftor (150 mg) (n=17)	4.1 (NS)	1.7	2.3 (NS)	0.8
VX-661 (30 mg) + ivacaftor (150 mg) (n=17)	5.4 (NS)	1.2	3.4 (NS)	0.5
VX-661 (100 mg) + ivacaftor (150 mg) (n=15)	9.0 (p=0.01)	1.7	4.8 (p=0.01)	0.5
VX-661 (150 mg) + ivacaftor (150 mg) (n=16)	7.5 (p=0.02)	1.4	4.5 (p=0.01)	0.7
NS = Not Statistically Significant
* The statistical analysis plan (SAP) for this clinical trial did not include statistical comparisons for the 28-day washout period
In the dose group that evaluated 100 mg of VX-661 in combination with ivacaftor, 66.7 percent (10/15) of patients had a 5 percent or greater relative improvement (within subject) in lung function at Day 28. In the dose group that evaluated 150 mg of VX-661 in combination with ivacaftor, 56.3 percent (9/16) of patients had a 5 percent or greater relative improvement (within subject) in lung function at Day 28. 21.7 percent (5/23) of patients who received placebo had a 5 percent or greater relative improvement (within subject) in lung function at Day 28.
Results for VX-661 Monotherapy Dosing
Mean absolute and relative increases in lung function were observed in all of the VX-661 monotherapy dosing groups (10, 30, 100 and 150 mg), both within group and versus placebo, at Day 28. These increases were variable, not dose dependent and not statistically significant in any of the monotherapy dosing groups.

Mean Changes in Lung Function	Mean Relative Change in Percent Predicted FEV1 From Baseline	Mean Absolute Change in Percent Predicted FEV1 from Baseline
	Day 0 - 28	Day 0 - 28
Placebo (n=23) (within group)	0.03 (NS)	-0.4 (NS)

Monotherapy Treatment Arms	vs. Placebo	vs. Placebo
VX-661 (10 mg) (n=7)	4.5 (NS)	3.6 (NS)
VX-661 (30 mg) (n=8)	0.1 (NS)	0.5 (NS)
VX-661 (100 mg) (n=8)	3.1 (NS)	1.9 (NS)
VX-661 (150 mg) (n=9)	4.2 (NS)	2.7 (NS)
NS = Not Statistically Significant

VX-983
In addition to VX-809 and VX-661, we have advanced VX-983, a third CFTR corrector compound, into clinical development. We are evaluating VX-983 in a Phase 1 multiple-ascending-dose clinical trial in healthy volunteers. In the second half of 2013, we plan to initiate a clinical trial to evaluate VX-983 in combination with ivacaftor over 28 days in patients with CF who have two copies of the F508del CFTR mutation.
Bristol-Myers Squibb Agreement
In April 2013, we entered into a non-exclusive agreement with Bristol-Myers Squibb Company, or BMS, to conduct Phase 2 clinical trials of once-daily all-oral treatment regimens containing VX-135 and BMS's NS5A inhibitor daclatasvir for the treatment of HCV infection. Pursuant to the agreement, we plan to conduct two Phase 2 clinical trials to evaluate VX-135 in combination with daclatasvir. We plan to initiate the first clinical trial in the second quarter of 2013 in treatment-naïve patients with genotype 1 HCV infection. We plan to begin the subsequent clinical trial in treatment-naïve patients infected with genotype 1, 2 or 3 HCV infection, including those with cirrhosis, in the second half of 2013, pending data from the initial clinical trial. We also plan to conduct co-formulation activities to evaluate the potential for development of a once-daily fixed-dose combination regimen. No further clinical development activities are covered by this agreement beyond the Phase 2 clinical trials.
VX-787 - Phase 2 Clinical Trial
In March 2013, we announced results from a randomized, double-blind, placebo-controlled Phase 2 clinical trial that enrolled and dosed 104 healthy people (72 in the VX-787 arms; 32 in the placebo arm) ages 18 to 45 who volunteered to be experimentally exposed to an attenuated form of live H3N2 influenza A virus. In this clinical trial, we evaluated four dosing regimens of VX-787 given once daily for five days beginning 24 hours after infection with the influenza virus. The clinical trial met its primary endpoint, and patients treated with VX-787 had a statistically significant decrease in the amount of virus in nasal secretions (viral shedding) over the seven-day dosing period as compared to patients who received placebo. Patients in the highest VX-787 dose group experienced influenza-like symptoms for a median of 1.9 days, compared to 3.7 days in the placebo group. In addition, 93 percent of patients in this dose group showed no clinical symptoms of influenza after three days of treatment, compared to 41 percent of patients in the placebo group. In this clinical trial, VX-787 was generally well-tolerated, and all patients completed treatment. There were no serious adverse events or adverse events that led to discontinuation of treatment. Overall, the most frequently reported class of adverse events in the VX-787 and placebo arms were those typically associated with influenza-like illness. We plan to explore collaborative opportunities to support further development of VX-787.
Intangible Asset Impairment Charge
In the first quarter of 2013, we recorded a $412.9 million intangible asset impairment charge based on a determination that the fair value of our indefinite-lived in-process research and development asset related to VX-222 had decreased to zero. In connection with this impairment charge, we recorded a credit of $127.6 million in our provision for income taxes, and the net effect of this impairment charge was an increase in the net loss attributable to Vertex of $285.3 million. We do not plan to initiate any new clinical trials of VX-222.
Regulatory Compliance
Our marketing of pharmaceutical products, which began in 2011, is subject to extensive and complex laws and regulations. We have a corporate compliance program designed to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and the promotion of a culture of compliance. Among other laws, regulations and standards, we are subject to various U.S. federal and state and comparable foreign laws pertaining to health care fraud and abuse, including anti-kickback and false claims statutes, and laws prohibiting the promotion of drugs for unapproved, or off-label, uses. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from presenting for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. We expect to continue to devote substantial resources to maintain, administer and expand these compliance programs globally.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(in thousands)
Revenues	$328,368	$438,737	$(110,369)	(25)%
Operating costs and expenses	766,656	347,088	419,568	121%
Other items, net	125,661	(3,773)	n/a	n/a
Net loss (income) attributable to noncontrolling interest (Alios)	4,611	3,714	897	24%
Net income (loss) attributable to Vertex	$(308,016)	$91,590	n/a	n/a
Net Income (Loss) Attributable to Vertex
Net loss attributable to Vertex was $(308.0) million in the first quarter of 2013 compared to net income attributable to Vertex of $91.6 million in the first quarter of 2012. The net loss attributable to Vertex in the first quarter of 2013 was primarily attributable to an impairment charge of $412.9 million in the first quarter of 2013, which was included in operating costs and expenses. Partially offsetting this impairment charge was a benefit from income taxes of $127.6 million, which is included in other items, net. The net effect of the impairment charge and the benefit from income taxes was to increase net loss attributable to Vertex in the first quarter of 2013 by $285.3 million. Our decreased revenues in the first quarter of 2013 as compared to the first quarter of 2012 were due to decreased INCIVEK net product revenues partially offset by increased KALYDECO net product revenues and increased INCIVO royalties. Our operating costs and expenses, excluding the impairment charge incurred in 2013, increased in 2013 as compared to 2012, principally due to increased research and development expenses partially offset by decreased sales, general and administrative expenses.
Our operating costs and expenses in the three months ended March 31, 2013 and 2012 included $31.3 million and $27.7 million, respectively, of stock-based compensation expense.
Net Income (Loss) Attributable to Vertex per Diluted Share
Net loss attributable to Vertex was $(1.43) per diluted share in the first quarter of 2013 as compared to net income attributable to Vertex of $0.43 per diluted share in the first quarter of 2012. In the first quarter of 2013, the increase to the net loss attributable to Vertex related to the $412.9 million impairment charge, net of the $127.6 million benefit from income taxes, was $285.3 million, and net increase to the Company's net loss per share attributable to Vertex common shareholders was $1.32 per share.
Revenues

	Three Months Ended March 31,		Increase/(Decrease)	Increase/(Decrease)
	2013	2012	$	%
	(in thousands)
Product revenues, net	$267,381	$375,375	$(107,994)	(29)%
Royalty revenues	43,573	38,981	4,592	12%
Collaborative revenues	17,414	24,381	(6,967)	(29)%
Total revenues	$328,368	$438,737	$(110,369)	(25)%

Product Revenues, Net

	Three Months Ended March 31,
	2013	2012
	(in thousands)
INCIVEK	$205,554	$356,927
KALYDECO	61,827	18,448
Total product revenues, net	$267,381	$375,375
Our total net product revenues decreased in the first quarter of 2013 as compared to the first quarter of 2012 due to decreased INCIVEK net product revenues in the first quarter of 2013 as compared to the first quarter of 2012, partially offset by increased KALYDECO net product revenues in the first quarter of 2013 as compared to the first quarter of 2012. In 2013, we expect that total product revenues will be lower than in 2012 due to expected decreases in INCIVEK net product revenues partially offset by expected increases in KALYDECO net product revenues.
INCIVEK net product revenues have been declining on a quarterly basis since reaching a peak in the fourth quarter of 2011. The declines in INCIVEK net product revenues have been principally due to decreasing numbers of patients with genotype 1 HCV infection who are choosing to start treatment with available treatment options. We believe these decreases are the result of a combination of factors, including safety and efficacy data that have been reported by our competitors regarding treatment regimens for HCV infection that may become commercially available over the next several years.
We began recognizing net product revenues from sales of KALYDECO in the first quarter of 2012, and KALYDECO net product revenues have increased on a quarterly basis since its approval. KALYDECO net product revenues were $61.8 million in the first quarter of 2013, including $12.3 million of net product revenues from countries in Europe. We expect further increases in KALYDECO net product revenues in 2013 due to expected increases in net product revenues from international markets.
Royalty Revenues
Our royalty revenues increased by $4.6 million from $39.0 million in the first quarter of 2012 to $43.6 million in the first quarter of 2013 due to increased royalty revenues from sales of INCIVO by Janssen. Mitsubishi Tanabe's license to market telaprevir in Japan is fully paid.
We recognized royalty revenues related to sales by GlaxoSmithKline of an HIV protease inhibitor that was discovered and developed pursuant to a collaboration with GlaxoSmithKline of $4.5 million and $6.1 million in the first quarter of 2013 and the first quarter of 2012, respectively. We sold our rights to these HIV royalties in 2008 for a one-time cash payment of $160.0 million.
Collaborative Revenues

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Janssen	$13,379	$6,417
Mitsubishi Tanabe	—	14,034
CFFT	3,559	3,930
Other	476	—
Total collaborative revenues	$17,414	$24,381
Our collaborative revenues from Janssen relate to the amortization of an up-front payment we received in 2006, net reimbursements (payments) for telaprevir development costs and reimbursements for manufacturing services. We do not expect to earn any future milestone payments pursuant to this collaboration agreement with Janssen.
In the first quarter of 2012, we recognized $9.6 million in collaborative revenues related to a one-time payment that we received from Mitsubishi Tanabe in 2009 and revenues related to manufacturing services we provided to Mitsubishi Tanabe through our third-party manufacturing network. We did not recognize any collaborative revenues from Mitsubishi Tanabe in the first quarter of 2013 and do not expect to recognize any future collaborative revenues pursuant to our collaboration agreement with Mitsubishi Tanabe.
Operating Costs and Expenses

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(in thousands)
Cost of product revenues	$30,955	$25,918	$5,037	19%
Royalty expenses	11,788	13,293	(1,505)	(11)%
Research and development expenses	218,095	196,371	21,724	11%
Sales, general and administrative expenses	92,879	111,146	(18,267)	(16)%
Restructuring expense	39	360	(321)	(89)%
Intangible asset impairment charge	412,900	—	412,900	n/a
Total costs and expenses	$766,656	$347,088	$419,568	121%
Cost of Product Revenues
Our cost of product revenues includes the cost of producing inventories that corresponded to product revenues for the reporting period, plus the third-party royalties payable on our net sales of INCIVEK and KALYDECO. Cost of product revenues increased by $5.0 million in the first quarter of 2013 as compared to the first quarter of 2012. This increase in cost of product revenues was due to a $9.3 million commercial milestone payment payable under our agreement with CFFT that was recognized in the first quarter of 2013 for which there was no comparable commercial milestone payment in the first quarter of 2012. There are no additional commercial milestone payments due on sales of KALYDECO under our collaboration agreement with CFFT.
Royalty Expenses
Royalty expenses include third-party royalties payable upon net sales of telaprevir by our collaborators and royalty expenses related to a subroyalty payable to a third party on net sales of an HIV protease inhibitor sold by GlaxoSmithKline. Royalty expenses in the first quarter of 2013 decreased by $1.5 million, or 11%, compared to the first quarter of 2012.
Research and Development Expenses

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(in thousands)
Research expenses	$61,343	$60,993	$350	1%
Development expenses	156,752	135,378	21,374	16%
Total research and development expenses	$218,095	$196,371	$21,724	11%
Our research and development expenses include internal and external costs incurred for research and development of our drugs and drug candidates. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and other direct expenses and infrastructure costs, to individual drugs or drug candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are significantly greater than our external costs, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we do allocate by individual program. All research and development costs for our drugs and drug candidates are expensed as incurred.
To date, we have incurred in excess of $5.7 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In recent years, costs related to our HCV and CF programs have represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. In the first quarter of 2013, we initiated a pivotal Phase 3 clinical program to evaluate VX-809 in combination with ivacaftor. We expect to obtain final safety and efficacy data from two Phase 3 clinical trials in this program in 2014. If these clinical trials are successful, we plan to submit an NDA to the FDA in 2014. We cannot make a meaningful estimate when, if ever, our other clinical development programs will generate revenues and cash flows.
Research Expenses

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(in thousands)
Research Expenses:
Salary and benefits	$21,660	$19,815	$1,845	9%
Stock-based compensation expense	6,826	6,236	590	9%
Laboratory supplies and other direct expenses	10,650	11,913	(1,263)	(11)%
Contractual services	5,647	5,560	87	2%
Infrastructure costs	16,560	17,469	(909)	(5)%
Total research expenses	$61,343	$60,993	$350	1%
We have maintained a substantial investment in research activities resulting in a 1% increase in research expenses in the first quarter of 2013 as compared to the first quarter of 2012. We expect to continue to invest in our research programs with a focus on identifying drug candidates for specialty markets.
Development Expenses

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(in thousands)
Development Expenses:
Salary and benefits	$43,147	$34,105	$9,042	27%
Stock-based compensation expense	12,523	10,968	1,555	14%
Laboratory supplies and other direct expenses	10,964	9,561	1,403	15%
Contractual services	54,540	47,089	7,451	16%
Drug supply costs	9,600	8,022	1,578	20%
Infrastructure costs	25,978	25,633	345	1%
Total development expenses	$156,752	$135,378	$21,374	16%
Our development expenses increased by $21.4 million, or 16%, in the first quarter of 2013 as compared to the first quarter of 2012, principally due to increased salary and benefits and contractual services expenses. We expect our development expenses to increase in 2013 as compared to 2012 due to ongoing and planned clinical trials in the areas of CF, HCV infection and autoimmune diseases.

Sales, General and Administrative Expenses

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%
	(in thousands)
Sales, general and administrative expenses	$92,879	$111,146	$(18,267)	(16)%
Sales, general and administrative expenses decreased in the first quarter of 2013 compared to the first quarter of 2012 by 16%, primarily due to decreased INCIVEK and KALYDECO marketing expenses in the United States, partially offset by increased KALYDECO marketing expenses in international markets.
Restructuring Expense
Our restructuring expense relates to remaining lease obligations for space that we do not occupy following restructuring activities in 2003. As of March 31, 2013, our accrued restructuring liability was $22.5 million. In the first quarters of 2013 and 2012, we recorded restructuring expense of $39 thousand and $0.4 million, respectively. In the first quarters of 2013 and 2012, we made cash payments of $3.6 million and $3.7 million, respectively, against the accrued expense and received $2.7 million and $2.5 million, respectively, in sublease rental payments. During the remainder of 2013, we expect to make additional cash payments of $11.6 million against the accrued expense and to receive $8.0 million in sublease rental payments.
Intangible Asset Impairment Charge
In the first quarter of 2013, we evaluated for impairment VX-222, an HCV polymerase inhibitor that we acquired through our acquisition of ViroChem Pharma Inc. in 2009. We evaluated the fair value of VX-222 from the perspective of a market participant and, based on our analysis, determined that the fair value of VX-222 was zero as of March 31, 2013. Accordingly, we recorded a $412.9 million impairment charge in the first quarter of 2013. In connection with this impairment charge, we recorded a credit of $127.6 million in our provision for income taxes, resulting in a net effect on net loss attributable to Vertex related to this impairment charge of $285.3 million in the first quarter of 2013.
Other Items, net
Other income (expense), net
Other income (expense), net was $(4.7) million in the first quarter of 2013 compared to $(3.7) million in the first quarter of 2012. In the first quarters of 2013 and 2012, other income (expense), net consisted of interest income of $0.5 million and $0.4 million, respectively, interest expense of $(4.0) million and $(4.1) million, respectively, and realized foreign exchange gain (loss) of $(1.2) million in the first quarter of 2013.
Income Taxes
In the first quarter of 2013, we recorded a benefit from income taxes of $130.3 million. This benefit from income taxes was due to a benefit of $126.9 million attributable to Vertex and a benefit from income taxes of $3.4 million attributable to noncontrolling interest (Alios). In the first quarter of 2013, we determined that the fair value of VX-222 was zero, which resulted in an impairment charge of $412.9 million. In connection with this impairment charge, in the first quarter of 2013 we wrote-off the associated deferred tax liability of $127.6 million as a benefit in our condensed consolidated statements of operations.
In the first quarter of 2012, we recorded a provision for income taxes attributable to Vertex of $2.3 million due to state income taxes, which was offset by a benefit from income taxes attributable to noncontrolling interest (Alios) of $2.3 million.
Noncontrolling Interest (Alios)
The net loss (income) attributable to noncontrolling interest (Alios) recorded on our condensed consolidated statements of operations reflects Alios’ net loss (income) for the reporting period, adjusted for any changes during the reporting period in the fair value of the contingent milestone and royalty payments payable by us to Alios.

A summary of net loss (income) attributable to noncontrolling interest (Alios) in the first quarters of 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Loss (income) before provision for (benefit from) income taxes	$5,297	$5,024
Decrease (increase) in fair value of contingent milestone and royalty payments	2,740	970
Provision for (benefit from) income taxes	(3,426)	(2,280)
Net loss (income) attributable to noncontrolling interest (Alios)	$4,611	$3,714
In the first quarters of 2013 and 2012, the fair value of contingent milestone payments and royalties payable by us to Alios decreased by $2.7 million and $1.0 million, respectively.
Since June 2011, the fair value of the contingent milestone and royalty payments payable by us to Alios has increased by $182.2 million as a result of the advances in the clinical development program for VX-135. Increases in the fair value of the contingent milestone payments and royalties payable by us to Alios result in a decrease in net income attributable to Vertex (or an increase in net loss attributable to Vertex) on a dollar-for-dollar basis. If VX-135 continues to advance in clinical development, we expect to record additional increases in the fair value of these contingent milestone and royalty payments. Changes in the fair value of these contingent milestone and royalty payments and the effects of these changes on net income (loss) attributable to Vertex (i) were not material in the first quarters of 2013 and 2012, but (ii) were material in each of the years ended December 31, 2012 and 2011 and may be material in future periods.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2013, we had cash, cash equivalents and marketable securities, excluding Alios’ cash and cash equivalents, of $1.2 billion, which was a decrease of $81.9 million from $1.3 billion as of December 31, 2012. This decrease was due to cash expenditures we made related to, among other things, research and development expenses, sales, general and administrative expenses, as well as $44.4 million for capital expenditures for property and equipment, partially offset by cash receipts from product sales and royalties and $21.7 million in cash we received from issuances of common stock pursuant to employee benefit plans.
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
Future Capital Requirements
We are incurring substantial expenses to commercialize INCIVEK and KALYDECO, while at the same time continuing focused investment in our research and development programs. We may require capital to repay the $400.0 million in aggregate principal amount of 2015 Notes that mature on October 1, 2015. The 2015 Notes bear interest at the rate of 3.35% per annum, and we are required to make semi-annual interest payments on the outstanding principal balance of the 2015 Notes on April 1 and October 1 of each year. The 2015 Notes are convertible, at the option of the holder, into our common stock at a price equal to approximately $48.83 per share, subject to adjustment. If, prior to October 1, 2013, the closing price of our common stock exceeds 130% of the applicable redemption price (which is currently equal to approximately $63.47) for at least 20 trading days within a period of 30 consecutive trading days, we may redeem the 2015 Notes at our option, which would likely cause the holders of the 2015 Notes to convert their 2015 Notes into shares of our common stock. If the closing price of our common stock continues to exceed $63.47, we currently intend to redeem the 2015 Notes. The 2015 Notes can be called by us at any time on or after October 1, 2013. In addition, we have substantial lease obligations that will continue through 2028.

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
CONTRACTUAL COMMITMENTS AND OBLIGATIONS
Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission, or SEC, on March 1, 2013. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the three months ended March 31, 2013, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note A, "Basis of Presentation and Accounting Policies," in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements. There were no new accounting pronouncements adopted during the three months ended March 31, 2013 that had a material effect on our financial statements.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of March 31, 2013 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
Item 1.     Legal Proceedings
On September 6, 2012, a purported shareholder class action, City of Bristol Pension Fund v. Vertex Pharmaceuticals Incorporated, et al., was filed in the United States District Court for the District of Massachusetts, naming us and certain of our current and former officers and directors as defendants. The lawsuit alleges that we made material misrepresentations and/or omissions of material fact in our public disclosures during the period from May 7, 2012 through June 28, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. By order dated December 12, 2012, the court appointed the City of Bristol lead plaintiff and appointed the City of Bristol's attorneys lead counsel. The plaintiffs filed an amended complaint on February 11, 2013. We filed a motion to dismiss the complaint on April 12, 2013. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney's fees, as well as disgorgement of the proceeds from certain individual defendants' sales of our common stock. We believe that this action is without merit and intend to defend it vigorously.

Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I-Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

•
expectations regarding the amount of, timing of and trends with respect to our revenues, costs and expenses and other gains and losses, including those related to net product revenues from sales of INCIVEK and KALYDECO and royalty revenues from net sales of INCIVO and to the intangible assets associated with the Alios collaboration;

•	our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for telaprevir, ivacaftor, VX-135, VX-509, VX-661, VX-787, VX-809 and VX-983;

•
our expectations regarding the timing of data from our clinical trials of ivacaftor monotherapy and VX-809 in combination with ivacaftor, the possibility of using that data to support regulatory submissions and the timing of those potential submissions;

•	our ability to successfully market INCIVEK and/or KALYDECO or any of our other drug candidates if we obtain regulatory approval;

•
our expectations regarding the timing and structure of clinical trials of our drugs and drug candidates, including telaprevir, ivacaftor, VX-135, VX-509, VX-661, VX-787, VX-809 and VX-983, and the expected timing of our receipt of data from our ongoing and planned clinical trials;

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

•
our current intent to call our outstanding 2015 Notes for redemption and our expectation that the holders of the 2015 Notes would convert their 2015 Notes into shares of our common stock if we call the 2015 Notes for redemption;

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
Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013. These are factors and uncertainties that we think could cause our actual results to differ materially from expected results. Other factors and uncertainties besides those listed there could also adversely affect us.
Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “intends,” “expects” and similar expressions are intended to identify forward-looking statements. There are a number of factors and uncertainties that could cause actual events or results to differ materially from those indicated by such forward-looking statements, many of which are beyond our control. In addition, the forward-looking statements contained herein represent our estimate only as of the date of this filing and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Jan. 1, 2013 to Jan. 31, 2013	23,823	$0.01	—	—
Feb. 1, 2013 to Feb. 28, 2013	23,164	$0.01	—	—
Mar. 1, 2013 to Mar. 31, 2013	43,848	$0.01	—	—
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
Item 6.    Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

May 8, 2013	By:	/s/ Ian F. Smith
Ian F. Smith
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)