Form 10-Q
period 2013-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2013-08-02
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	232,812,301
Class	Outstanding at July 26, 2013

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

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

Part I. Financial Information
Item 1.    Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED Condensed Consolidated Statements of Operations (unaudited) (in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product revenues, net	$254,789	$373,273	$522,170	$748,648
Royalty revenues	49,120	33,480	92,693	72,461
Collaborative revenues	6,841	11,552	24,255	35,933
Total revenues	310,750	418,305	639,118	857,042
Costs and expenses:
Cost of product revenues (Note H)	24,695	104,549	55,650	130,467
Royalty expenses	13,236	9,874	25,024	23,167
Research and development expenses	222,455	196,544	440,550	392,915
Sales, general and administrative expenses	106,521	117,514	199,400	228,660
Restructuring expense	776	594	815	954
Intangible asset impairment charge (Note I)	—	—	412,900	—
Total costs and expenses	367,683	429,075	1,134,339	776,163
Income (loss) from operations	(56,933)	(10,770)	(495,221)	80,879
Other income (expense), net	(6,578)	(3,635)	(11,230)	(7,376)
Income (loss) before provision for (benefit from) income taxes	(63,511)	(14,405)	(506,451)	73,503
Provision for (benefit from) income taxes	(1,799)	20,063	(132,112)	20,095
Net income (loss)	(61,712)	(34,468)	(374,339)	53,408
Net loss (income) attributable to noncontrolling interest (Alios)	4,547	(30,463)	9,158	(26,749)
Net income (loss) attributable to Vertex	$(57,165)	$(64,931)	$(365,181)	$26,659
Net income (loss) per share attributable to Vertex common shareholders:
Basic	$(0.26)	$(0.31)	$(1.67)	$0.13
Diluted	$(0.26)	$(0.31)	$(1.67)	$0.12
Shares used in per share calculations:
Basic	222,053	211,344	218,795	209,681
Diluted	222,053	211,344	218,795	212,957
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited) (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$(61,712)	$(34,468)	$(374,339)	$53,408
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities, net of tax	(170)	105	(159)	255
Foreign currency translation adjustment	89	(150)	(521)	125
Total changes in other comprehensive income (loss)	(81)	(45)	(680)	380
Comprehensive income (loss)	(61,793)	(34,513)	(375,019)	53,788
Comprehensive loss (income) attributable to noncontrolling interest (Alios)	4,547	(30,463)	9,158	(26,749)
Comprehensive income (loss) attributable to Vertex	$(57,246)	$(64,976)	$(365,861)	$27,039
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Condensed Consolidated Balance Sheets (unaudited) (in thousands, except share and per share amounts)

	June 30,	December 31,
	2013(1)	2012(1)
Assets
Current assets:
Cash and cash equivalents	$531,247	$489,407
Marketable securities, available for sale	899,449	831,808
Restricted cash and cash equivalents (Alios)	58,288	69,983
Accounts receivable, net	164,866	143,250
Inventories	19,509	30,464
Prepaid expenses and other current assets	43,231	24,673
Total current assets	1,716,590	1,589,585
Restricted cash	122	31,934
Property and equipment, net	581,738	433,609
Intangible assets	250,600	663,500
Goodwill	30,992	30,992
Other assets	4,287	9,668
Total assets	$2,584,329	$2,759,288
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$48,570	$101,292
Accrued expenses	260,849	264,884
Deferred revenues, current portion	32,900	27,566
Accrued restructuring expense, current portion	5,047	4,758
Capital lease obligations, current portion	10,664	13,707
Other liabilities, current portion	23,622	20,417
Total current liabilities	381,652	432,624
Deferred revenues, excluding current portion	84,066	96,242
Accrued restructuring expense, excluding current portion	17,005	18,570
Capital lease obligations, excluding current portion	28,088	15,170
Convertible senior subordinated notes (due 2015)	—	400,000
Deferred tax liability	149,706	280,367
Construction financing lease obligation	359,100	268,031
Other liabilities, excluding current portion	16,049	13,902
Total liabilities	1,035,666	1,524,906
Commitments and contingencies
Redeemable noncontrolling interest (Alios)	39,214	38,530
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at June 30, 2013 and December 31, 2012; 232,176,564 and 217,286,868 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2,300	2,149
Additional paid-in capital	5,208,431	4,519,448
Accumulated other comprehensive loss	(1,230)	(550)
Accumulated deficit	(3,887,048)	(3,521,867)
Total Vertex shareholders’ equity	1,322,453	999,180
Noncontrolling interest (Alios)	186,996	196,672
Total shareholders’ equity	1,509,449	1,195,852
Total liabilities and shareholders’ equity	$2,584,329	$2,759,288

(1)
Amounts include the assets and liabilities of Vertex’s variable interest entity (“VIE”), Alios BioPharma, Inc. (“Alios”). Vertex’s interests and obligations with respect to the VIE’s assets and liabilities are limited to those accorded to Vertex in its agreement with Alios. See Note C, "Collaborative Arrangements," to these condensed consolidated financial statements for amounts.

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest (unaudited) (in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest (Alios)	Total Shareholders’ Equity	Redeemable Noncontrolling Interest (Alios)
	Shares	Amount
Balance, December 31, 2011	209,304	$2,072	$4,200,659	$(1,053)	$(3,414,835)	$786,843	$141,633	$928,476	$37,036
Unrealized holding gains (losses) on marketable securities, net of tax				255		255		255
Foreign currency translation adjustment				125		125		125
Net income (loss)					26,659	26,659	26,749	53,408
Issuance of common stock under benefit plans	6,131	61	163,271			163,332	145	163,477
Stock-based compensation expense			59,345			59,345	271	59,616
Tax benefit from equity compensation			1,214			1,214	—	1,214
Change in liquidation value of noncontrolling interest							(878)	(878)	878
Balance, June 30, 2012	215,435	$2,133	$4,424,489	$(673)	$(3,388,176)	$1,037,773	$167,920	$1,205,693	$37,914

Balance, December 31, 2012	217,287	$2,149	$4,519,448	$(550)	$(3,521,867)	$999,180	$196,672	$1,195,852	$38,530
Unrealized holding gains (losses) on marketable securities, net of tax				(159)		(159)		(159)
Foreign currency translation adjustment				(521)		(521)		(521)
Net income (loss)					(365,181)	(365,181)	(9,158)	(374,339)
Issuance of common stock under benefit plans	6,614	68	213,733			213,801	(72)	213,729
Convertible senior subordinated notes (due 2015) conversion	8,276	83	402,182			402,265	—	402,265
Stock-based compensation expense			73,068			73,068	238	73,306
Change in liquidation value of noncontrolling interest							(684)	(684)	684
Balance, June 30, 2013	232,177	$2,300	$5,208,431	$(1,230)	$(3,887,048)	$1,322,453	$186,996	$1,509,449	$39,214
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Condensed Consolidated Statements of Cash Flows (unaudited) (in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(374,339)	$53,408
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	21,245	17,225
Stock-based compensation expense	72,625	59,067
Other non-cash based compensation expense	5,857	5,469
Intangible asset impairment charge	412,900	—
Deferred income taxes	(130,661)	19,310
Write-down of inventories to net realizable value	5,083	78,000
Other non-cash items, net	755	130
Changes in operating assets and liabilities:
Accounts receivable, net	(18,462)	(2,483)
Inventories	6,620	(34,288)
Prepaid expenses and other current assets	(18,152)	(40,053)
Accounts payable	(53,374)	(15,313)
Accrued expenses and other liabilities	11,316	9,310
Excess tax benefit from share-based payment arrangements	—	(1,214)
Accrued restructuring expense	(1,276)	(1,483)
Deferred revenues	(6,842)	(25,764)
Net cash provided by (used in) operating activities	(66,705)	121,321
Cash flows from investing activities:
Purchases of marketable securities	(898,706)	(777,604)
Sales and maturities of marketable securities	830,906	502,188
Expenditures for property and equipment	(18,408)	(21,698)
Decrease (increase) in restricted cash	31,812	—
Decrease (increase) in restricted cash and cash equivalents (Alios)	11,695	(4,146)
Decrease (increase) in other assets	414	(485)
Net cash used in investing activities	(42,287)	(301,745)
Cash flows from financing activities:
Excess tax benefit from share-based payment arrangements	—	1,214
Issuances of common stock from employee benefit plans	207,872	158,003
Payments to redeem secured notes (due 2015)	(158)	—
Payments on capital lease obligations	(12,246)	—
Payments on construction financing lease obligation	(44,115)	—
Net cash provided by financing activities	151,353	159,217
Effect of changes in exchange rates on cash	(521)	(52)
Net increase (decrease) in cash and cash equivalents	41,840	(21,259)
Cash and cash equivalents—beginning of period	489,407	475,320
Cash and cash equivalents—end of period	$531,247	$454,061
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,700	$6,700
Conversion of convertible senior subordinated notes (due 2015) for common stock	399,842	—
Interest on converted convertible senior subordinated notes (due 2015) offset to additional paid-in capital	6,700	—
Unamortized debt issuance costs of converted convertible subordinated notes (due 2015) offset to additional paid-in capital	4,230	—
Capitalization of construction in-process related to construction financing lease obligation	130,222	104,341
Assets acquired under capital lease	21,576	29,072
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
Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments (including accruals) necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2013 and 2012.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note A, "Nature of Business and Accounting Policies—Recent Accounting Pronouncements," in the 2012 Annual Report on Form 10-K. The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2013 that had a material effect on the Company's condensed consolidated financial statements.

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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from sales to Customers and (ii) reasonably estimate its net product revenues upon delivery to its Customer's locations. The Company calculates gross product revenues based on the price that the Company charges its Customers. The Company estimates its net product revenues by deducting from its gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and customer fees, (b) estimated government and private payor rebates, chargebacks and discounts, (c) estimated reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients.
The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2013:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2012	$5,416	$63,560	$2,852	$3,565	$75,393
Provision related to current period sales	19,880	99,540	2,029	6,394	127,843
Adjustments related to prior period sales	348	3,380	8,247	(136)	11,839
Credits/payments made	(22,404)	(103,142)	(2,116)	(6,831)	(134,493)
Balance at June 30, 2013	$3,240	$63,338	$11,012	$2,992	$80,582

C.	Collaborative Arrangements
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
Janssen made a $165.0 million up-front license payment to the Company in 2006. The up-front license payment is being amortized over the Company’s estimated period of performance under the collaboration agreement. As of June 30, 2013, there were $37.3 million in deferred revenues related to this up-front license payment that the Company expects to recognize over the remaining estimated period of performance. The Company's estimates regarding the period of performance under the Janssen agreement have changed in the past, and due to the evolving nature of the landscape for treatments for HCV infection, the estimated period of performance may change in the future.
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
Under the Janssen collaboration agreement, each party incurs internal and external reimbursable expenses related to the telaprevir development program and is reimbursed by the other party for 50% of these expenses. The Company recognizes the full amount of the reimbursable costs it incurs as research and development expenses on its condensed consolidated

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

statements of operations. The Company recognizes the amounts that Janssen is obligated to pay the Company with respect to reimbursable expenses, net of reimbursable expenses incurred by Janssen, as collaborative revenues. In the three and six months ended June 30, 2012, Janssen incurred more reimbursable costs than the Company, and the net amounts payable by the Company to reimburse Janssen were recorded as a reduction of collaborative revenues.
Each of the parties is responsible for drug supply in its territories. During the six months ended June 30, 2013 and 2012, the Company provided Janssen certain services through the Company’s third-party manufacturing network for telaprevir. Reimbursements from Janssen for these manufacturing services were recorded as collaborative revenues.
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
During the three and six months ended June 30, 2013 and 2012, the Company recognized the following revenues attributable to the Janssen collaboration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Royalty revenues (INCIVO)	$44,070	$27,970	$83,114	$60,854
Collaborative revenues:
Amortized portion of up-front payment	$3,107	$3,107	$6,214	$6,214
Net reimbursement (payment) for telaprevir development costs	37	(927)	9	(2,066)
Reimbursement for manufacturing services	—	—	10,299	4,449
Total collaborative revenues attributable to the Janssen collaboration	$3,144	$2,180	$16,522	$8,597
Total revenues attributable to the Janssen collaboration	$47,214	$30,150	$99,636	$69,451
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
The Company recognized no collaborative revenues attributable to the Mitsubishi Tanabe collaboration in 2013 and $4.8 million and $18.9 million in collaborative revenues attributable to the Mitsubishi Tanabe collaboration in the three and six months ended June 30, 2012, respectively.
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
During the three and six months ended June 30, 2013 and 2012, the Company recognized the following revenues attributable to the CFFT collaboration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Collaborative revenues attributable to the CFFT collaboration	$4,244	$4,527	$7,803	$8,457
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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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
Under the terms of the Alios Agreement, the Company received exclusive worldwide rights to ALS-2200 (VX-135) and ALS-2158, a second HCV nucleotide analogue discovered by Alios that was only developed pursuant to the Alios Agreement through the third quarter of 2012. Upon entering into the Alios Agreement, the Company paid Alios a $60.0 million up-front payment. As of June 30, 2013, Alios had earned an aggregate of $60.0 million in development milestone payments pursuant to the Alios Agreement. The Alios Agreement provides for development milestone payments to Alios of up to an additional $312.5 million if VX-135 is approved and commercialized. In addition, Alios is eligible to receive commercial milestone payments of up to $750.0 million, as well as tiered royalties on net sales of approved drugs.
Alios and the Company began clinical development of ALS-2200 (VX-135) in December 2011. The Company is responsible for all costs related to development, commercialization and manufacturing of compounds licensed to the Company pursuant to the Alios Agreement, provided funding to Alios to conduct the Phase 1 clinical trials associated with the Alios Agreement and provided funding for a research program that was directed to the discovery of additional HCV nucleotide analogues that act on the HCV polymerase.
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
Noncontrolling Interest (Alios)
The Company records noncontrolling interest (Alios) on two lines on its condensed consolidated balance sheets. The noncontrolling interest (Alios) is reflected on two separate lines because Alios has both common shareholders and preferred shareholders that are entitled to redemption rights in certain circumstances. The Company records net loss (income) attributable to noncontrolling interest (Alios) on its condensed consolidated statements of operations, reflecting Alios' net loss

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

(income) for the reporting period, adjusted for changes in the fair value of contingent milestone and royalty payments, which is evaluated each reporting period. A summary of net loss (income) attributable to noncontrolling interest (Alios) for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Loss (income) before provision for (benefit from) income taxes	$6,824	$4,467	$12,121	$9,491
Decrease (increase) in fair value of contingent milestone and royalty payments	80	(56,170)	2,820	(55,200)
Provision for (benefit from) income taxes	(2,357)	21,240	(5,783)	18,960
Net loss (income) attributable to noncontrolling interest (Alios)	$4,547	$(30,463)	$9,158	$(26,749)
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
In the three and six months ended June 30, 2013, the fair value of the contingent milestone payments and royalties payable by the Company to Alios related to the HCV nucleotide analogue program decreased by $0.1 million and $2.8 million, respectively, which decreased net loss attributable to Vertex by a corresponding amount.
In the three and six months ended June 30, 2012, the fair value of contingent milestone and royalty payments increased by $56.2 million and $55.2 million, respectively, primarily because the Company received positive clinical data from a Phase 1 clinical trial evaluating ALS-2200 (VX-135), which increased the probability that Alios would earn future payments from the Company under the Alios Agreement.
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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Alios Balance Sheet Information
The following table summarizes items related to Alios included in the Company’s condensed consolidated balance sheets:

	As of June 30, 2013	As of December 31, 2012
	(in thousands)
Restricted cash and cash equivalents (Alios)	$58,288	$69,983
Prepaid expenses and other current assets	4,115	672
Property and equipment, net	1,478	1,728
Intangible assets	250,600	250,600
Goodwill	4,890	4,890
Other assets	861	861
Accounts payable	1,666	1,054
Accrued expenses	5,294	6,099
Deferred tax liability	149,706	152,781
Other liabilities, excluding current portion	1,078	1,625
Redeemable noncontrolling interest (Alios)	39,214	38,530
Noncontrolling interest (Alios)	186,996	196,672
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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

D.	Net Income (Loss) Per Share Attributable to Vertex Common Shareholders
The following table sets forth the computation of basic and diluted net income (loss) attributable to Vertex per common share in conformity with the two-class method for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Basic net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$(57,165)	$(64,931)	$(365,181)	$26,659
Less: Undistributed earnings allocated to participating securities	—	—	—	(260)
Net income (loss) attributable to Vertex common shareholders—basic	$(57,165)	$(64,931)	$(365,181)	$26,399
Basic weighted-average common shares outstanding	222,053	211,344	218,795	209,681
Basic net income (loss) attributable to Vertex per common share	$(0.26)	$(0.31)	$(1.67)	$0.13

Diluted net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$(57,165)	$(64,931)	$(365,181)	$26,659
Less: Undistributed earnings allocated to participating securities	—	—	—	(256)
Net income (loss) attributable to Vertex common shareholders—diluted	$(57,165)	$(64,931)	$(365,181)	$26,403
Weighted-average shares used to compute basic net income (loss) per common share	222,053	211,344	218,795	209,681
Effect of potentially dilutive securities:
Stock options	—	—	—	3,188
Other	—	—	—	88
Weighted-average shares used to compute diluted net income (loss) per common share	222,053	211,344	218,795	212,957
Diluted net income (loss) attributable to Vertex per common share	$(0.26)	$(0.31)	$(1.67)	$0.12
The Company did not include the securities described in the following table in the computation of the diluted net income (loss) attributable to Vertex per common share calculations because the effect would have been anti-dilutive during each such period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Stock options	16,802	18,771	16,802	10,624
Convertible senior subordinated notes	—	8,192	—	8,192
Unvested restricted stock and restricted stock units	2,600	2,087	2,600	8

E.	Fair Value Measurements
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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2013, the Company’s investments were in money market funds, short-term U.S. Treasury securities, short-term government-sponsored enterprise securities, corporate debt securities and commercial paper.
As of June 30, 2013, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds, U.S. Treasury securities and government-sponsored enterprise securities. The Company’s financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations. During the three and six months ended June 30, 2013 and 2012, the Company did not record an other-than-temporary impairment charge related to its financial assets. The Company’s noncontrolling interest (Alios) includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs. Please refer to Note C, "Collaborative Arrangements," for further information.
The following table sets forth the Company’s financial assets (excluding Alios’ cash equivalents) subject to fair value measurements:

	Fair Value Measurements as of June 30, 2013
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$300,472	$300,472	$—	$—
U.S. Treasury securities	680	680	—	—
Marketable securities:
U.S. Treasury securities	3,050	3,050	—	—
Government-sponsored enterprise securities	598,411	598,411	—	—
Commercial paper	192,878	—	192,878	—
Corporate debt securities	105,110	—	105,110	—
Total	$1,200,601	$902,613	$297,988	$—
Alios’ cash equivalents of $56.5 million as of June 30, 2013 consisted of money market funds, which were valued based on Level 1 inputs.

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

F.	Marketable Securities
A summary of the Company’s cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of June 30, 2013
Cash and cash equivalents:
Cash and money market funds	$530,567	$—	$—	$530,567
U.S. Treasury securities	680	—	—	680
Total cash and cash equivalents	$531,247	$—	$—	$531,247
Marketable securities:
U.S. Treasury securities (due within 1 year)	$3,050	$—	$—	$3,050
Government-sponsored enterprise securities (due within 1 year)	598,440	17	(46)	598,411
Commercial paper (due within 1 year)	192,702	176	—	192,878
Corporate debt securities (due within 1 year)	105,220	—	(110)	105,110
Total marketable securities	$899,412	$193	$(156)	$899,449
Total cash, cash equivalents and marketable securities	$1,430,659	$193	$(156)	$1,430,696

As of December 31, 2012
Cash and cash equivalents:
Cash and money market funds	$489,407	$—	$—	$489,407
Total cash and cash equivalents	$489,407	$—	$—	$489,407
Marketable securities:
U.S. Treasury securities (due within 1 year)	$111,350	$2	$(2)	$111,350
Government-sponsored enterprise securities (due within 1 year)	440,181	49	(5)	440,225
Commercial paper (due within 1 year)	225,294	155	—	225,449
Corporate debt securities (due within 1 year)	15,429	1	(1)	15,429
Corporate debt securities (due after 1 year through 5 years)	39,358	10	(13)	39,355
Total marketable securities	$831,612	$217	$(21)	$831,808
Total cash, cash equivalents and marketable securities	$1,321,019	$217	$(21)	$1,321,215
Alios’ $58.3 million and $70.0 million, respectively, of cash and money market funds as of June 30, 2013 and December 31, 2012, recorded on the Company’s condensed consolidated balance sheets in “Restricted cash and cash equivalents (Alios),” are not included in the above table.

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

G.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component, net of tax:

	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Marketable Securities, Net of Tax	Total
	(in thousands)
Balance at December 31, 2012	$(746)	$196	$(550)
Other comprehensive income (loss) before reclassifications	(521)	(159)	(680)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Net current period other comprehensive income (loss)	(521)	(159)	(680)
Balance at June 30, 2013	$(1,267)	$37	$(1,230)
For the six months ended June 30, 2013, amounts reclassified from accumulated other comprehensive income (loss) were not significant. Amounts reclassified for unrealized gains (losses) on available-for-sale securities are recorded as part of other income (expense), net on the Company's condensed consolidated statements of income.

H.	Inventories
The following table sets forth the Company’s inventories by type:

	As of June 30, 2013	As of December 31, 2012
	(in thousands)
Raw materials	$3,103	$3,754
Work-in-process	4,655	11,317
Finished goods	11,751	15,393
Total	$19,509	$30,464
In the three months ended June 30, 2013 and 2012, the Company recorded within cost of product revenues $5.1 million and $78.0 million, respectively, of write-offs for excess and obsolete inventories.

I.	Intangible Assets and Goodwill
Intangible Assets
As of December 31, 2012, the Company's intangible assets consisted of indefinite-lived in-process research and development assets of (i) $250.6 million related to its HCV nucleotide analogue program, which includes the HCV nucleotide analogue VX-135, and (ii) $412.9 million related to VX-222, which also was being developed for the treatment of HCV infection. The Company acquired VX-222 when it acquired ViroChem Pharma Inc. ("ViroChem") in 2009.
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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In connection with its preparation of its financial statements for the three months ended March 31, 2013, the Company determined that there were indicators that the value of the VX-222 intangible asset had become impaired.  This determination was based on (a) preliminary safety, tolerability and efficacy data from a Phase 2 clinical trial of VX-222, telaprevir and ribavirin, which was received in March 2013 and analyzed through April 2013 and (b) a review of the existing and emerging data regarding all-oral regimens for HCV infection being developed by the Company's competitors that appear to be generally well tolerated with high sustained viral response ("SVR") rates for treatment-naïve patients with genotype 1 HCV infection. After evaluating the data from this Phase 2 clinical trial, the Company determined that regimens containing VX-222 were unlikely to be competitive with the treatment regimens being developed by the Company's competitors. The Company evaluated the fair value of VX-222 from the perspective of a market participant and based on this analysis determined that the fair value of VX-222 was zero as of March 31, 2013. Accordingly, the Company recorded a $412.9 million impairment charge in the six months ended June 30, 2013. The Company continues to monitor the development of competitive all-oral regimens and other direct antivirals and does not plan to initiate any new clinical trials of VX-222.  In connection with this impairment charge, the Company recorded a credit of $127.6 million in its provision for income taxes. In the six months ended June 30, 2013, the increase to the Company's net loss attributable to Vertex related to this impairment charge, net of the tax credit, was $285.3 million, and the net increase to the Company's net loss per share attributable to Vertex common shareholders was $1.30 per share.
The field of HCV infection treatment is highly competitive and characterized by rapid technological advances and the development of drug candidates for the treatment of HCV infection is subject to numerous risks. Two of the Company's competitors have filed applications seeking approval for potentially competitive treatment regimens that include pegylated-interferon and ribavirin, and several of the Company's competitors are conducting Phase 3 clinical trials evaluating all-oral combinations of their drug candidates for the treatment of genotype 1 HCV infection.
In July 2013, U.S. Food and Drug Administration ("FDA") placed a partial clinical hold on the Company's Phase 2 clinical trial evaluating VX-135 in combination with ribavirin. The partial clinical hold prevents the Company from evaluating a 200 mg dose of VX-135 in the United States following observation of reversible elevated liver enzymes in patients who received 400 mg of VX-135 in combination with ribavirin in a Phase 2 clinical trial in Europe. Evaluation of a 100 mg dose of VX-135 in combination with ribavirin as part of the 12-week Phase 2 clinical trial in the United States is continuing as planned. The Company recently completed dosing of 100 mg and 200 mg of VX-135 in combination with ribavirin as part of the 12-week Phase 2 clinical trial in Europe, and both doses were well tolerated with no discontinuations. No serious adverse events have been reported and no liver or cardiac safety issues have been identified in the 100 mg or 200 mg dose arms of this clinical trial in Europe. Vertex also recently initiated dosing of 100 mg and 200 mg of VX-135 in combination with daclatasvir, an NS5A replication complex inhibitor being developed by Bristol-Myers Squibb, in a Phase 2 clinical trial in New Zealand. The Company evaluated this data and the related partial clinical hold and has concluded that it does not represent an indicator of impairment.  The Company will continue to evaluate VX-135 for impairment each reporting period.
If the fair value of the HCV nucleotide analogue program becomes impaired as the result of unfavorable safety or efficacy data from any ongoing or future clinical trial or because of any other information regarding the prospects of successfully developing or commercializing VX-135, the Company would incur significant charges in the period in which the impairment occurs.
Goodwill
As of June 30, 2013 and December 31, 2012, goodwill of $31.0 million was recorded on the Company's condensed consolidated balance sheets. There was no change to goodwill recorded during the three and six months ended June 30, 2013 or 2012.

J.	Convertible Senior Subordinated Notes
In 2010, the Company completed an offering of $400.0 million in aggregate principal amount of 3.35% convertible senior subordinated notes due 2015 (the "2015 Notes"). This offering resulted in $391.6 million of net proceeds to the

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Company. The underwriting discount and other expenses of $8.4 million were recorded as debt issuance costs and were included in other assets on the Company’s condensed consolidated balance sheets.
The 2015 Notes were convertible at any time, at the option of the holder, into common stock at a price equal to approximately $48.83 per share, or 20.4794 shares of common stock per $1,000 principal amount of the 2015 Notes. If the closing price of the Company’s common stock exceeded 130% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days, the Company had the right to redeem the 2015 Notes at its option at a redemption price equal to 100% of the principal amount of the 2015 Notes to be redeemed.
In the second quarter of 2013, the Company's common stock exceeded 130% of the conversion price of the 2015 Notes for at least 20 trading days within a period of 30 consecutive trading days, and the Company notified the holders of the 2015 Notes that it would redeem the 2015 Notes on June 17, 2013. In response to the Company's call of the 2015 Notes for redemption, in accordance with the provisions of the 2015 Notes, the holders of $399.8 million in aggregate principal amount of 2015 Notes elected to convert their 2015 Notes into the Company's common stock at the conversion price of approximately $48.83 per share. As a result of these conversions, the Company issued 8,188,448 shares of common stock. The remaining $0.2 million in aggregate principal amount of 2015 Notes was redeemed on June 17, 2013.
Pursuant to the terms of the 2015 Notes, the Company made an additional payment of $16.75 per $1,000 principal amount, payable in shares of the Company’s common stock, to the holders of the 2015 Notes that converted or redeemed their 2015 Notes after the Company called the 2015 Notes for redemption. These payments resulted in the issuance of an additional 87,109 shares of the Company's common stock. In the second quarter of 2013, the Company recognized an aggregate of $6.7 million in interest expense related to the 2015 Notes. Unamortized debt issuance costs for the 2015 Notes of $4.2 million were recorded as an offset to additional paid-in capital.

K.	Long-term Obligations
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
Property and equipment, net, included $421.3 million and $290.7 million as of June 30, 2013 and December 31, 2012, respectively, related to construction costs for the Buildings at Fan Pier in Boston, Massachusetts. The construction financing lease obligation related to the Buildings at Fan Pier was $359.1 million and $268.0 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, the primary difference between the amounts recorded in property and equipment, net and the construction financing lease obligation represented the cost of finish work and structural elements of the Buildings that the Company was responsible for paying to date.
Once the landlord completes the construction of the Buildings, the Company will evaluate the Fan Pier Leases in order to determine whether or not the Fan Pier Leases meet the criteria for “sale-leaseback” treatment. If the Fan Pier Leases meet the

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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
Capital Leases
The Company has outstanding capital leases for equipment, leasehold improvements and software licenses with terms through 2018. The capital leases bear interest at rates ranging from 4% to 7% per year. The following table sets forth the Company’s future minimum payments due under capital leases as of June 30, 2013:

Year	(in thousands)
2013	$3,468
2014	14,053
2015	11,585
2016	5,048
2017	5,048
2018	4,627
Total payments	43,829
Less: amount representing interest	(5,077)
Present value of payments	$38,752
Financing Arrangements
In the first half of 2013, the Company began supporting $31.9 million in irrevocable stand-by letters of credit issued in support of property leases and other similar agreements with an unsecured credit facility with a one-year term. The Company previously had cash-collateralized these stand-by letters of credit. As a result of this credit facility, the restricted cash reflected on the Company's condensed consolidated balance sheets decreased by $31.8 million net of other activity recorded during the period and the Company's cash and cash equivalents increased by a corresponding amount.

L.	Stock-based Compensation Expense
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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The effect of stock-based compensation expense during the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Stock-based compensation expense by type of award:
Stock options	$29,949	$22,683	$49,623	$40,905
Restricted stock and restricted stock units	9,732	7,253	19,110	14,539
ESPP share issuances	2,051	1,742	4,573	4,172
Less stock-based compensation expense capitalized to inventories	(382)	(299)	(681)	(549)
Total stock-based compensation expense included in costs and expenses	$41,350	$31,379	$72,625	$59,067

Stock-based compensation expense by line item:
Research and development expenses	$25,740	$19,777	$45,089	$36,981
Sales, general and administrative expenses	15,610	11,602	27,536	22,086
Total stock-based compensation expense included in costs and expenses	$41,350	$31,379	$72,625	$59,067
The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of June 30, 2013
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$162,669	2.75
Restricted stock and restricted stock units	78,790	2.44
ESPP share issuances	2,298	0.48

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$ 9.07–$20.00	547	2.91	$15.39	547	$15.39
$20.01–$30.00	1,149	6.18	$29.38	839	$29.21
$30.01–$40.00	8,026	5.87	$36.48	4,684	$35.71
$40.01–$50.00	4,860	9.18	$46.32	361	$47.01
$50.01–$60.00	1,916	7.82	$53.68	733	$54.65
$60.01–$70.00	47	8.86	$63.29	9	$63.23
$70.01-$80.00	72	9.88	$77.73	—	$—
$80.01-$84.18	186	9.92	$81.55	165	$81.54

M.	Sale of HIV Protease Inhibitor Royalty Stream
In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of June 30, 2013, the Company had $75.2 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

N.	Income Taxes
For the three months ended June 30, 2013, the Company recorded a net benefit from income taxes of $1.8 million. This benefit from income taxes was due to a benefit from income taxes of $2.4 million attributable to noncontrolling interest (Alios) offset by a provision for income taxes of $0.6 million attributable to Vertex. In the first quarter of 2013, the Company determined that the fair value of VX-222 was zero, which resulted in an impairment charge of $412.9 million in the six months ended June 30, 2013. In connection with this impairment charge, the Company wrote-off the associated deferred tax liability of $127.6 million resulting in a benefit from income in its condensed consolidated statements of operations for the six months ended June 30, 2013. Please refer to Note I, "Intangible Assets and Goodwill," for further information regarding the impairment charge.
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
The Company has no liability for taxes payable by Alios. As such, the portion of the income tax provision (benefit) related to Alios has been allocated to noncontrolling interest (Alios). As of June 30, 2013 and December 31, 2012, Alios had a deferred tax liability of $149.7 million and $152.8 million reflected on the Company's condensed consolidated balance sheets, respectively.

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

As of June 30, 2013 and December 31, 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of June 30, 2013 and December 31, 2012.
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
The Company currently intends to reinvest the total amount of its unremitted earnings, which have not been significant to date, in the local international jurisdiction or to repatriate the earnings only when tax-effective. As a result, the Company has not provided for U.S. federal income taxes on the unremitted earnings of its international subsidiaries. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. At June 30, 2013, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability.

O.	Restructuring Liability
In 2003, the Company adopted a plan to restructure its operations to coincide with its increasing internal emphasis on advancing drug candidates through clinical development to commercialization. The restructuring liability relates to specialized laboratory and office space that is leased to the Company pursuant to a 15-year lease that terminates in 2018, and that the Company has not used since it adopted the plan to restructure its operations in 2003. This laboratory and office space currently is subleased to third parties.
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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The activities related to the restructuring liability for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Liability, beginning of the period	$22,459	$25,473	$23,328	$26,313
Cash payments	(3,849)	(3,725)	(7,422)	(7,411)
Cash received from subleases	2,666	2,488	5,331	4,974
Restructuring expense	776	594	815	954
Liability, end of the period	$22,052	$24,830	$22,052	$24,830

P.	Legal Proceedings
On September 6, 2012, a purported shareholder class action, City of Bristol Pension Fund v. Vertex Pharmaceuticals Incorporated, et al., was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of the Company's current and former officers and directors as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures during the period from May 7, 2012 through June 28, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. By order dated December 12, 2012, the court appointed the City of Bristol lead plaintiff and appointed the City of Bristol's attorneys lead counsel. The plaintiffs filed an amended complaint on February 11, 2013. The Company filed a motion to dismiss the complaint on April 12, 2013. On May 28, 2013, the plaintiffs filed an opposition to the Company's motion to dismiss the complaint. On June 27, 2013, the Company filed a reply in further support of the Company's motion to dismiss the plaintiffs' complaint. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney's fees, as well as disgorgement of the proceeds from certain individual defendants' sales of the Company's common stock. The Company believes that this action is without merit and intends to defend it vigorously. As of June 30, 2013, the Company has not recorded any reserves for this purported class action.

Q.	Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of June 30, 2013 or December 31, 2012.

R.	Guarantees
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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are in the business of discovering, developing, manufacturing and commercializing small molecule drugs for patients with serious diseases. Our two products are: INCIVEK (telaprevir), which we market in the United States and Canada for the treatment of adults with genotype 1 hepatitis C virus, or HCV, infection; and KALYDECO (ivacaftor), which we market in the United States, Australia, Canada and Europe for the treatment of patients six years of age and older with cystic fibrosis, or CF, who have a specific genetic mutation that is referred to as the G551D mutation. We receive royalties from sales in Europe and other countries for telaprevir, where it is marketed as INCIVO, by our collaborator, Janssen Pharmaceutica, N.V.
We invest in scientific innovation to create transformative medicines for patients with serious diseases, with a focus on specialty markets. Our strategy is to make focused investments to invent and develop innovative drugs, while we continue to market INCIVEK and KALYDECO to eligible patients to generate revenues and maintain a strong financial position.
Our second quarter 2013 revenues included INCIVEK net product revenues of $155.8 million and KALYDECO net product revenues of $99.0 million. As of June 30, 2013, we had cash, cash equivalents and marketable securities of $1.4 billion. Our net product revenues from sales of INCIVEK declined over the course of 2012 and in the first half of 2013, and we expect this trend to continue due to reduced demand for current therapies for HCV infection, as new competitive therapies approach commercialization. In the future, we expect that our ability to increase net product revenues will be dependent on the outcomes of ongoing label-expansion programs for KALYDECO monotherapy and on introducing one or more of our drug candidates in late-stage development to the market.
We are focusing most of our drug development investment on the following key programs:
Cystic Fibrosis - Our goal is to develop treatment regimens that will provide benefits to as many patients with CF as possible and to maximize those benefits. We are conducting Phase 3 label-expansion clinical trials and a proof-of-concept clinical trial of ivacaftor monotherapy in patients with certain mutations in their cystic fibrosis transmembrane conductance regulator, or CFTR, gene that were not studied in prior Phase 3 clinical trials. In the first quarter of 2013, we initiated an international pivotal Phase 3 development program to evaluate combinations of ivacaftor and our investigational CFTR corrector VX-809 (lumacaftor) for patients with two copies of the most prevalent genetic mutation that causes CF.
HCV - We are seeking to develop all-oral, interferon-free treatment regimens that are 12 weeks or less in duration with a goal of providing high viral cure rates and improved tolerability, in order to be commercially competitive in the HCV market of the future. We are conducting multiple Phase 2 clinical trials to evaluate all-oral combination treatment regimens that include our HCV nucleotide analogue VX-135 together with molecules that have potentially complementary mechanisms, such as ribavirin, or RBV, an HCV protease inhibitor and an HCV NS5A inhibitor.
Autoimmune Diseases - We are evaluating our JAK3 inhibitor, VX-509, in a fully-enrolled Phase 2 clinical trial. The primary endpoints of this clinical trial will be measured after 12 weeks of treatment, and we expect data from this clinical trial in the second half of 2013.
We may seek collaborators for some of our drug candidates in order to diversify risk, broaden or accelerate or otherwise benefit a development program in an effort to fully realize the value of a drug candidate.
We plan to continue investing in our research programs and supporting scientific innovation in order to identify and develop transformative medicines. We believe that pursuing research in diverse areas allows us to balance the risks inherent in drug development and may provide the drug candidates that will form our pipeline in future years. We have on-going research programs, including in the areas of CF, Huntington's disease, multiple sclerosis and cancer.

CF
KALYDECO (ivacaftor) is approved in the United States, Australia, Canada and the European Union for the treatment of patients with CF six years of age and older who have the G551D mutation on at least one allele of the CFTR gene. We are continuing our work in CF to identify and develop treatment regimens that will provide benefits to as many patients with CF as possible and to maximize those benefits. We have multiple ongoing clinical development programs to evaluate our CF treatment regimens, and our research group is working to identify additional corrector compounds that could be included in future dual-corrector regimens in combination with ivacaftor in patients with one or two copies of the F508del mutation.
Ivacaftor (monotherapy)
We are conducting Phase 3 label-expansion clinical trials and a Phase 2 proof-of-concept clinical trial of ivacaftor monotherapy:

•
We are conducting a Phase 3 clinical trial evaluating ivacaftor in patients six years of age and older with CF with gating mutations other than the G551D mutation. In July 2013, we reported that patients in this clinical trial had statistically significant improvements in their lung function. We plan to submit a supplemental New Drug Application, or sNDA, to the U.S. Food and Drug Administration, or FDA, and a Marketing Authorization Application, or MAA, variation in the European Union in the second half of 2013 for the use of ivacaftor monotherapy in patients six years of age and older with gating mutations other than the G551D mutation.

•
We are conducting a Phase 3 clinical trial evaluating ivacaftor in patients six years of age and older with CF who have the R117H mutation in the CFTR gene on at least one allele. We expect data from this clinical trial in the second half of 2013. If this clinical trial is successful, we plan to submit an sNDA to the FDA in early 2014 for the use of ivacaftor monotherapy in patients with CF who are six years of age and older who have the R117H mutation in the CFTR gene on at least one allele.

•
We are conducting a Phase 3 clinical trial in which we are evaluating a pediatric formulation of ivacaftor as a treatment for children two to five years of age with gating mutations in the CFTR gene, including the G551D mutation. We have completed the pharmacokinetic portion of this clinical trial and have selected a dose to evaluate for the 24-week dosing period, which is now underway. We expect data from this clinical trial in mid-2014.

•
We are enrolling patients in a Phase 2 clinical trial in which we are evaluating ivacaftor in patients with CF who have clinical evidence of residual CFTR function. We expect data from this clinical trial in the first half of 2014.

If we are able to establish that all of these additional patient groups will benefit from ivacaftor monotherapy, there is the potential to increase the number of patients eligible for treatment with ivacaftor monotherapy to more than ten percent of patients worldwide with CF.
VX-809 in Combination with Ivacaftor
We are enrolling patients in an international pivotal Phase 3 clinical program to evaluate combinations of VX-809 and ivacaftor in patients with CF who have two copies of the F508del mutation in their CFTR gene (homozygous). We are conducting two 24-week Phase 3 clinical trials that are designed to support approval of the combination of VX-809 and ivacaftor for patients 12 years of age and older. We expect to complete enrollment of patients in these clinical trials in the second half of 2013. Each Phase 3 clinical trial will enroll approximately 500 patients with CF who are homozygous for the F508del mutation, for a total of approximately 1,000 patients. The two clinical trials have the same design and together will be conducted at approximately 200 clinical trial sites in North America, Europe and Australia. If these trials are successful, we plan to submit a New Drug Application, or NDA, to the FDA in 2014. Almost half of the patients with CF worldwide are homozygous for the F508del mutation in their CFTR gene.
In addition to the two Phase 3 clinical trials, in the second half of 2013 we plan to begin evaluation of VX-809 in combination with ivacaftor in patients with CF who are 12 years of age and older and who have one copy of the F508del mutation in the CFTR gene in a Phase 2 clinical trial. In the second half of 2013, we also plan to begin enrollment in a Phase 2 clinical trial to evaluate VX-809 in combination with ivacaftor in children with CF six to eleven years of age who have two copies of the F508del mutation. If this Phase 2 clinical trial is successful, we plan to use the data from this clinical trial, along with data from the two Phase 3 clinical trials, for registration in the United States in patients six to eleven years of age, following registration in patients 12 years of age and older. Discussions with European regulatory agencies about plans for patients in this age group are ongoing.

VX-661
We are preparing to evaluate a four-week regimen of VX-661 in combination with ivacaftor in patients with one copy of the F508del mutation and one copy of the G551D mutation in a Phase 2 clinical trial. The evaluation of this regimen is supported by in vitro data presented at the European Cystic Fibrosis Society Conference by our researchers that showed increased chloride transport in human bronchial epithelial cells with one copy of the F508del mutation and one copy of the G551D mutation, with the combination of a corrector compound and ivacaftor as compared to the use of ivacaftor alone. Our strategy is to evaluate multiple first-generation correctors, including VX-661 and VX-983, in combination with ivacaftor to identify regimens that may provide benefit to patients with the F508del mutation.
Dual-Correctors in Combination with Ivacaftor
We have an active research program focused on identifying additional corrector compounds that could be included in future dual-corrector regimens in combination with ivacaftor in patients with one or two copies of the F508del mutation. The potential use of a dual-corrector regimen in combination with ivacaftor is supported by in vitro data presented at the European Cystic Fibrosis Society Conference that showed a combination of two CFTR correctors and ivacaftor increased chloride transport in human bronchial epithelial cells with one or two copies of the F50del mutation, as compared to the use of a single CFTR corrector in combination with ivacaftor. Our goal is to advance a second-generation CFTR corrector compound into clinical development by the end of 2014.
HCV
Janssen and we market INCIVEK/INCIVO in direct competition with Merck & Co., Inc.'s VICTRELIS™ (boceprevir), another HCV protease inhibitor that was approved for sale in the United States and Europe in 2011. We expect that a number of new therapies for HCV infection will become available to patients over the next several years. The most advanced potentially competitive drug candidates are Gilead Sciences, Inc.'s, or Gilead's, sofosbuvir (GS-7977) and Janssen's simeprevir (TMC435). Gilead and Janssen have filed NDAs for sofosbuvir and simeprevir, respectively, and each of these drug candidates may be approved as treatments for genotype 1 HCV infection in combination with pegylated-interferon, or peg-IFN, and RBV, in 2013. The top-line results reported by Gilead and Janssen from Phase 3 clinical trials suggest that the safety and efficacy profiles of sofosbuvir and simeprevir will position them, if approved, to potentially take a significant portion of the market for HCV therapies.
We plan to compete in the HCV infection market as it shifts away from current treatment regimens (including our INCIVEK triple-combination therapy) to regimens that incorporate new drugs with improved safety, efficacy and/or tolerability, by pursuing development of all-oral, interferon-free regimens incorporating our HCV nucleotide analogue VX-135. A number of pharmaceutical companies are investigating combination regimens that incorporate one or more of an HCV protease inhibitor, an HCV nucleotide analogue, an HCV non-nucleotide polymerase inhibitor or an NS5A inhibitor. Clinical trials of these investigational combination regimens are being conducted in a wide variety of patient populations, including treatment-naïve and treatment-failure patients, and across all HCV genotypes, which respond differently to different combinations of molecules employing different mechanisms. In the future, we expect that the market for any specific HCV treatment regimen, including INCIVEK triple-combination therapy, could be affected by the introduction of new competitive drugs or drug combinations, sales from currently approved drugs, adverse information regarding the safety characteristics or efficacy of the regimen, significant new information regarding potential treatment regimens being evaluated in clinical trials and enrollment of patients in clinical trials being conducted by us or our competitors. While it is possible that a portion of patients with HCV infection would continue to benefit from treatment regimens that include peg-IFN, we expect that treatment regimens that include the administration of peg-IFN by injection will command a relatively small portion of the overall market.
We are evaluating potential all-oral treatment regimens that include our HCV nucleotide analogue VX-135 in planned and ongoing Phase 2 clinical trials in order to determine which regimen or regimens appear likely to provide benefits to patients and to advance into Phase 3 clinical development. We currently are evaluating VX-135 in combination with RBV, Janssen's HCV protease inhibitor simeprevir and Bristol-Myers Squibb's, or BMS's, NS5A replicon complex inhibitor daclatasvir.
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

Recent Developments
Ivacaftor - Phase 3 Label-expansion Clinical Trial
In July 2013, we disclosed data from a Phase 3 label-expansion clinical trial that enrolled 39 patients six years of age and older with CF who have at least one non-G551D CFTR gating mutation. The clinical trial met its primary endpoint of absolute change from baseline in percent predicted forced expiratory volume in one second, or FEV1. Patients in this clinical trial received either ivacaftor or placebo for eight weeks, followed by a four-week washout period. After the washout period, patients who received placebo in the first eight weeks received ivacaftor for the final eight weeks, and patients who received ivacaftor for the first eight weeks received placebo for the final eight weeks. The primary analysis was conducted at week 20 of the clinical trial. The result of statistical testing is often defined in terms of a "p-value," with p<0.05 generally considered to represent a statistically significant difference. After the 20 week cross-over period, patients were eligible to receive ivacaftor as part of a 16 week open-label dosing period.
In this clinical trial, the mean absolute treatment difference in percent predicted FEV1 between treatment with ivacaftor and placebo was 10.7% (p<0.0001) and the mean relative treatment difference in percent predicted FEV1 was 14.2% (p<0.0001) through the 8-week treatment period. The mean absolute and relative percent predicted FEV1 improvements during ivacaftor treatment (within-group) were 7.5% (p<0.0001) and 10.8% (p<0.0001), respectively. Additionally, treatment with ivacaftor in this clinical trial resulted in statistically significant improvements in weight gain and improvements in patient-reported quality of life as measured by the respiratory domain of the Cystic Fibrosis Questionnaire Revised (CFQ-R). The safety and tolerability results observed in this clinical trial were consistent with those observed in prior Phase 3 clinical trials of ivacaftor monotherapy in patients with CF who have the G551D mutation. The most commonly observed adverse events, regardless of treatment assignment, included pulmonary exacerbation, cough, headache and abdominal pain, each occurring more frequently while patients received placebo than while patients received ivacaftor.
Based on these data, we plan to submit an sNDA in the United States and an MAA variation in the European Union in the second half of 2013 for the use of ivacaftor monotherapy in patients with CF six years of age and older who have at least one non-G551D CFTR gating mutation. We estimate that approximately 400 patients six years of age and older with CF have a non-G551D gating mutation worldwide.
VX-135
In July 2013, the FDA placed a partial clinical hold on our ongoing Phase 2 clinical trial in the United States in which we are evaluating VX-135 in combination with RBV in patients with genotype 1 HCV infection. The partial clinical hold prevents us from evaluating a 200 mg dose of VX-135 in the United States following observation of reversible elevated liver enzymes in patients who received 400 mg of VX-135 in combination with RBV in a Phase 2 clinical trial in Europe.
Multiple clinical trials to evaluate potential all-oral treatment regimens that include VX-135 are ongoing, as follows:

•
U.S. Clinical Trial of VX-135 in Combination with Ribavirin. Dosing of 100 mg of VX-135 in combination with RBV as part of a 12-week Phase 2 clinical trial in the United States is ongoing, and evaluation of this dose group is continuing as planned. Ten patients with genotype 1 HCV infection are enrolled in this dose group, and all patients have now completed at least ten weeks of treatment. We expect complete safety and efficacy results from the 100 mg arm of this clinical trial to be available in the second half of 2013. Under the partial clinical hold, we plan to complete evaluation of the 100 mg dose of VX-135 but will not evaluate a 200 mg dose of VX-135 in the United States without authorization from the FDA. At the request of the FDA, we expect to complete submission of additional clinical, preclinical and pharmacokinetic data in the fourth quarter of 2013.

•
European Clinical Trial of VX-135 in Combination with Ribavirin. Dosing of 100 mg and 200 mg of VX-135 in combination with RBV as part of a 12-week Phase 2 clinical trial in Europe is complete, and all patients are in the post-treatment follow-up period. Ten patients with genotype 1 HCV infection were enrolled in each dose group, and all 20 patients completed 12 weeks of treatment. Both the 100 mg and 200 mg doses were well tolerated, no serious adverse events have been reported and no liver or cardiac safety issues have been identified in these dose groups. All patients in these dose groups achieved undetectable HCV RNA during the 12-week dosing period, and 70 percent and 80 percent of patients in the 100 mg and 200 mg dosing arms, respectively, had undetectable HCV RNA levels within four weeks of initiating treatment. HCV RNA levels were undetectable at the end of the treatment period in all patients with available data. Complete safety and efficacy results from the 100 mg and 200 mg arms of this clinical trial are expected to be available in the second half of 2013.

Following completion of enrollment in the 100 mg and 200 mg arms of the European clinical trial, the clinical trial design was amended to add the evaluation of a 400 mg dose of VX-135 in combination with RBV in ten patients with genotype 1 HCV infection. Elevated liver enzymes were observed in three of the ten patients in this dose group, including one serious adverse event, and the 400 mg arm of the clinical trial was discontinued. Following the discontinuation of dosing, liver enzyme levels returned to baseline in all three patients.

•
Clinical Trial of 100 mg and 200 mg Doses of VX-135 in Combination with Daclatasvir. We, in collaboration with BMS, recently initiated dosing of VX-135 in combination with daclatasvir, an NS5A replication complex inhibitor being developed by BMS, in a Phase 2 clinical trial in New Zealand. The first part of this clinical trial will evaluate 100 mg and 200 mg doses of VX-135 in combination with daclatasvir for 12 weeks in approximately 20 patients who have genotype 1 HCV infection. Pending data from the first part of the clinical trial, we and BMS plan to expand this clinical trial to enroll additional patients with either genotype 1 or 3 HCV infection. Safety and efficacy data from the first part of this clinical trial are expected to be available in early 2014.

•
VX-135 in Combination with Simeprevir. A drug-drug interaction clinical trial of VX-135 in combination with simeprevir in healthy volunteers is complete. A clinical trial to evaluate the combination of VX-135 and simeprevir is planned for the second half of 2013 in patients who have genotype 1 HCV infection, pending availability of additional data. Simeprevir, or TMC435, is an investigational HCV protease inhibitor being jointly developed by Janssen R&D Ireland and Medivir AB.

Termination of GlaxoSmithKline Collaboration
In June 2013, we and GlaxoSmithKline plc mutually decided to cease the collaboration for a Phase 2 clinical trial of VX-135 and GSK 2336805 and prioritize other projects. The preclinical and early-stage clinical data support continued development of VX-135 and of GSK 2336805.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Revenues	$310,750	$418,305	$(107,555)	(26)%	$639,118	$857,042	$(217,924)	(25)%
Operating costs and expenses	367,683	429,075	(61,392)	(14)%	1,134,339	776,163	358,176	46%
Other items, net	(4,779)	(23,698)	(18,919)	(80)%	120,882	(27,471)	n/a	n/a
Net loss (income) attributable to noncontrolling interest (Alios)	4,547	(30,463)	n/a	n/a	9,158	(26,749)	n/a	n/a
Net income (loss) attributable to Vertex	$(57,165)	$(64,931)	$(7,766)	(12)%	$(365,181)	$26,659	n/a	n/a
Net Income (Loss) Attributable to Vertex
Net loss attributable to Vertex was $(57.2) million in the second quarter of 2013 compared to net loss attributable to Vertex of $(64.9) million in the second quarter of 2012. Our revenues decreased in the second quarter of 2013 as compared to the second quarter of 2012 due to decreased INCIVEK net product revenues partially offset by increased KALYDECO net product revenues and increased INCIVO royalties. Our operating expenses decreased in the second quarter of 2013 as compared to the second quarter of 2012 due to a $78.0 million write-off in the second quarter of 2012 for excess and obsolete INCIVEK inventories and decreased sales, general and administrative expenses partially offset by increased research and development expenses.
For the first half of 2013, net loss attributable to Vertex was $(365.2) million as compared to net income attributable to Vertex of $26.7 million for the first half of 2012. Our revenues decreased in the first half of 2013 as compared to the first half of 2012 due to decreased INCIVEK net product revenues partially offset by increased KALYDECO net product revenues and increased INCIVO royalties. Our operating costs and expenses increased from $776.2 million in the first half of 2012 to $1.1 billion in the first half of 2013. The increase in operating expenses from the first half of 2012 to the first half of 2013 was primarily due to a $412.9 million intangible asset impairment charge for VX-222 recorded in the first quarter of 2013 partially offset by the $78.0 million write-off in the second quarter of 2012 for excess and obsolete INCIVEK inventories.
Stock-based compensation expense was $41.4 million and $31.4 million in the second quarter of 2013 and 2012, respectively, and $72.6 million and $59.1 million in the first half of 2013 and 2012, respectively.
Net Income (Loss) Attributable to Vertex per Diluted Share
Net loss attributable to Vertex was $(0.26) per diluted share in the second quarter of 2013 as compared to net loss attributable to Vertex of $(0.31) per diluted share in the second quarter of 2012. Net loss attributable to Vertex was $(1.67) per diluted share in the first half of 2013 compared to net income attributable to Vertex of $0.12 in first half of 2012.
Common Shares Outstanding
Our shares of outstanding common stock increased by 14.9 million shares from 217.3 million shares on December 31, 2012 to 232.2 million shares on June 30, 2013 due to the approximately 8.3 million shares of common stock we issued in connection with the conversions of our 3.35% convertible senior subordinated notes due 2015, or 2015 Notes, and the approximately 6.6 million shares of common stock we issued pursuant to our employee equity programs.

Revenues

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Product revenues, net	$254,789	$373,273	$(118,484)	(32)%	$522,170	$748,648	$(226,478)	(30)%
Royalty revenues	49,120	33,480	15,640	47%	92,693	72,461	20,232	28%
Collaborative revenues	6,841	11,552	(4,711)	(41)%	24,255	35,933	(11,678)	(32)%
Total revenues	$310,750	$418,305	$(107,555)	(26)%	$639,118	$857,042	$(217,924)	(25)%
Product Revenues, Net

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
INCIVEK	$155,816	$327,739	$(171,923)	(52)%	$361,370	$684,666	$(323,296)	(47)%
KALYDECO	98,973	45,534	53,439	117%	160,800	63,982	96,818	151%
Total product revenues, net	$254,789	$373,273	$(118,484)	(32)%	$522,170	$748,648	$(226,478)	(30)%
Our total net product revenues decreased in the second quarter of 2013 as compared to the second quarter of 2012 due to decreased INCIVEK net product revenues in the second quarter of 2013 as compared to the second quarter of 2012, partially offset by increased KALYDECO net product revenues in the second quarter of 2013 as compared to the second quarter of 2012. In the second half of 2013, we expect that total product revenues will continue to be lower than the comparable 2012 periods due to expected decreases in INCIVEK net product revenues.
INCIVEK net product revenues have been declining on a quarterly basis since reaching a peak in the fourth quarter of 2011 and declined by 24% in the second quarter of 2013 as compared to the first quarter of 2013. The declines in INCIVEK net product revenues have been principally due to decreasing numbers of patients with genotype 1 HCV infection who are choosing to start treatment with available treatment options. We believe these decreases are the result of a combination of factors, including safety and efficacy data that have been reported by our competitors regarding treatment regimens for HCV infection that may become commercially available over the next several years, including two new treatment regimens that may receive approval in the second half of this year.
We began marketing KALYDECO in the United States in the first quarter of 2012 and in certain international markets in the third quarter of 2012. KALYDECO net product revenues were $99.0 million in the second quarter of 2013, including $44.2 million of net product revenues from international markets. KALYDECO net product revenues increased by 60% in the second quarter of 2013 as compared to the first quarter of 2013. This increase in KALYDECO net product revenues was the result of additional European countries beginning to provide reimbursement for KALYDECO effective at the beginning of the second quarter of 2013. We believe that most eligible patients in the United States and Europe received treatment with KALYDECO in the second quarter of 2013 and that KALYDECO net product revenues in each of the third and fourth quarters of 2013 will be similar to KALYDECO net product revenues in the second quarter of 2013.
Royalty Revenues
Our royalty revenues increased by $15.6 million from $33.5 million in the second quarter of 2012 to $49.1 million in the second quarter of 2013 due to increased royalty revenues from sales of INCIVO by Janssen. Mitsubishi Tanabe's license to market telaprevir in Japan is fully paid.
We recognized royalty revenues related to sales by GlaxoSmithKline of an HIV protease inhibitor that was discovered and developed pursuant to a collaboration with GlaxoSmithKline of $4.8 million and $9.4 million in the second quarter and first half of 2013, compared to $5.5 million and $11.6 million in the second quarter and first half of 2012, respectively. We sold our rights to these HIV royalties in 2008 for a one-time cash payment of $160.0 million.

Collaborative Revenues

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Janssen	$3,144	$2,180	$16,522	$8,597
Mitsubishi Tanabe	—	4,845	—	18,879
CFFT and other	3,697	4,527	7,733	8,457
Total collaborative revenues	$6,841	$11,552	$24,255	$35,933
Our collaborative revenues from Janssen relate to the amortization of an up-front payment we received in 2006, net reimbursements (payments) for telaprevir development costs and reimbursements for manufacturing services. We do not expect to earn any future milestone payments pursuant to this collaboration agreement with Janssen.
In the first half of 2012, we recognized collaborative revenues related to a one-time payment that we received from Mitsubishi Tanabe in 2009 and revenues related to manufacturing services we provided to Mitsubishi Tanabe through our third-party manufacturing network. We did not recognize any collaborative revenues from Mitsubishi Tanabe in the first half of 2013 and do not expect to recognize any future collaborative revenues pursuant to our collaboration agreement with Mitsubishi Tanabe.
Operating Costs and Expenses

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Cost of product revenues	$24,695	$104,549	$(79,854)	(76)%	$55,650	$130,467	$(74,817)	(57)%
Royalty expenses	13,236	9,874	3,362	34%	25,024	23,167	1,857	8%
Research and development expenses	222,455	196,544	25,911	13%	440,550	392,915	47,635	12%
Sales, general and administrative expenses	106,521	117,514	(10,993)	(9)%	199,400	228,660	(29,260)	(13)%
Restructuring expense	776	594	182	31%	815	954	(139)	(15)%
Intangible asset impairment charge	—	—	n/a	n/a	412,900	—	412,900	n/a
Total costs and expenses	$367,683	$429,075	$(61,392)	(14)%	$1,134,339	$776,163	$358,176	46%
Cost of Product Revenues
Our cost of product revenues includes the cost of producing inventories that corresponded to product revenues for the reporting period, plus the third-party royalties payable on our net sales of INCIVEK and KALYDECO. Cost of product revenues decreased in the second quarter of 2013 as compared to the second quarter of 2012 and in the first half of 2013 compared to the first half of 2012. These decreases were primarily due to a $78.0 million write-off of excess and obsolete INCIVEK inventories we recognized in the second quarter of 2012.
Royalty Expenses
Royalty expenses include third-party royalties payable upon net sales of telaprevir by our collaborators and royalty expenses related to a subroyalty payable to a third party on net sales of an HIV protease inhibitor sold by GlaxoSmithKline. Royalty expenses in the second quarter of 2013 increased by $3.4 million, or 34%, compared to the second quarter of 2012, and increased by $1.9 million, or 8%, in the first half of 2013 compared to the first half of 2012 as a result of increased INCIVO sales by Janssen.

Research and Development Expenses

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Research expenses	$64,740	$58,495	$6,245	11%	$126,083	$119,488	$6,595	6%
Development expenses	157,715	138,049	19,666	14%	314,467	273,427	41,040	15%
Total research and development expenses	$222,455	$196,544	$25,911	13%	$440,550	$392,915	$47,635	12%
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
To date, we have incurred in excess of $5.9 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In recent years, costs related to our HCV and CF programs have represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. In the first half of 2013, we initiated a pivotal Phase 3 clinical program to evaluate VX-809 in combination with ivacaftor. If these clinical trials are successful, we plan to submit an NDA to the FDA in 2014. We cannot make a meaningful estimate when, if ever, our other clinical development programs will generate revenues and cash flows.
Research Expenses

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$22,935	$19,007	$3,928	21%	$44,595	$38,822	$5,773	15%
Stock-based compensation expense	7,849	6,714	1,135	17%	14,675	12,950	1,725	13%
Laboratory supplies and other direct expenses	11,425	10,300	1,125	11%	22,075	22,213	(138)	(1)%
Contractual services	5,609	5,119	490	10%	11,256	10,679	577	5%
Infrastructure costs	16,922	17,355	(433)	(2)%	33,482	34,824	(1,342)	(4)%
Total research expenses	$64,740	$58,495	$6,245	11%	$126,083	$119,488	$6,595	6%
We have maintained a substantial investment in research activities resulting in an 11% increase in research expenses in the second quarter of 2013 as compared to the second quarter of 2012 and a 6% increase in research expenses in the first half of 2013 as compared to the first half of 2012. We expect to continue to invest in our research programs with a focus on identifying drug candidates for specialty markets.
Development Expenses

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$45,248	$35,040	$10,208	29%	$88,395	$69,145	$19,250	28%
Stock-based compensation expense	17,891	13,063	4,828	37%	30,414	24,031	6,383	27%
Laboratory supplies and other direct expenses	10,563	9,968	595	6%	21,527	19,529	1,998	10%
Contractual services	50,422	52,174	(1,752)	(3)%	104,962	99,263	5,699	6%
Drug supply costs	5,376	954	4,422	464%	14,976	8,976	6,000	67%
Infrastructure costs	28,215	26,850	1,365	5%	54,193	52,483	1,710	3%
Total development expenses	$157,715	$138,049	$19,666	14%	$314,467	$273,427	$41,040	15%
Our development expenses increased by $19.7 million, or 14%, in the second quarter of 2013 as compared to the second quarter of 2012, principally due to increased compensation expenses and drug supply costs. Our development expenses increased by $41.0 million, or 15%, in the first half of 2013 as compared to the first half of 2012, principally due to increased compensation expenses, contractual services expenses and drug supply costs. We expect our development expenses to increase in 2013 as compared to 2012 due to ongoing and planned clinical trials in the areas of CF, HCV infection and autoimmune diseases.
Sales, General and Administrative Expenses

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$106,521	$117,514	$(10,993)	(9)%	$199,400	$228,660	$(29,260)	(13)%
Sales, general and administrative expenses decreased by 9% and 13% in the second quarter and first half of 2013, respectively, as compared to the second quarter and first half of 2012, primarily due to decreased INCIVEK and KALYDECO marketing expenses in the United States, partially offset by increased KALYDECO marketing expenses in international markets.
Restructuring Expense
Our restructuring expense relates to remaining lease obligations for space that we do not occupy following restructuring activities in 2003. As of June 30, 2013, our accrued restructuring liability was $22.1 million.
In the three months ended June 30, 2013 and 2012, we recorded restructuring expense of $0.8 million and $0.6 million, respectively. In the six months ended June 30, 2013 and 2012, we recorded restructuring expense of $0.8 million and $1.0 million, respectively.
In the three months ended June 30, 2013 and 2012, we made cash payments of $3.8 million and $3.7 million, respectively, against the accrued restructuring expense and received $2.7 million and $2.5 million, respectively, in sublease rental payments. During the remainder of 2013, we expect to make additional cash payments of $7.8 million against the accrued restructuring expense and to receive $5.3 million in sublease rental payments.

Intangible Asset Impairment Charge
In the first quarter of 2013, we evaluated for impairment VX-222, an HCV polymerase inhibitor that we acquired through our acquisition of ViroChem Pharma Inc. in 2009. We evaluated the fair value of VX-222 from the perspective of a market participant and, based on our analysis, determined that the fair value of VX-222 was zero as of March 31, 2013. Accordingly, we recorded a $412.9 million impairment charge in the first half of 2013. In connection with this impairment charge, we recorded a credit of $127.6 million in our provision for income taxes, resulting in a net effect on net loss attributable to Vertex related to this impairment charge of $285.3 million in the first half of 2013.
Other Items, net
Other income (expense), net
Other income (expense), net was $(6.6) million and $(11.2) million in the second quarter and first half of 2013, respectively, compared to $(3.6) million and $(7.4) million in the second quarter and first half of 2012, respectively. Other income (expense), net consists of interest income, interest expense and realized foreign exchange gain (loss). The increase in other income (expense), net in the second quarter and first half of 2013 compared to the second quarter and first half of 2012 was due to additional interest expense recorded due to the conversion of our 2015 Notes, which occurred in the second quarter of 2013.
Income Taxes
In the second quarter of 2013, we recorded a net benefit from income taxes of $1.8 million. This benefit from income taxes was due to a benefit from income taxes of $2.4 million attributable to noncontrolling interest (Alios) offset by a provision for income taxes of $0.6 million attributable to Vertex. In the first quarter of 2013, we determined that the fair value of VX-222 was zero, which resulted in an impairment charge of $412.9 million in the six months ended June 30, 2013. In connection with this impairment charge, we wrote-off the associated deferred tax liability of $127.6 million as a benefit in our condensed consolidated statements of operations for first half of 2013.
For the second quarter and first half of 2012, we recorded a benefit from income taxes attributable to Vertex of $1.2 million. For the six months ended June 30, 2012, we recorded a provision for income taxes attributable to Vertex of $1.1 million. These were due to state income taxes. For the three and six months ended June 30, 2012, we recorded a provision for income taxes attributable to noncontrolling interest (Alios) of $21.2 million and $19.0 million, respectively.
Noncontrolling Interest (Alios)
The net loss (income) attributable to noncontrolling interest (Alios) recorded on our condensed consolidated statements of operations reflects Alios’ net loss (income) for the reporting period, adjusted for any changes during the reporting period in the fair value of the contingent milestone and royalty payments payable by us to Alios BioPharma, Inc., or Alios.
A summary of net loss (income) attributable to noncontrolling interest (Alios) in the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Loss (income) before provision for (benefit from) income taxes	$6,824	$4,467	$12,121	$9,491
Decrease (increase) in fair value of contingent milestone and royalty payments	80	(56,170)	2,820	(55,200)
Provision for (benefit from) income taxes	(2,357)	21,240	(5,783)	18,960
Net loss (income) attributable to noncontrolling interest (Alios)	$4,547	$(30,463)	$9,158	$(26,749)
In the three and six months ended June 30, 2013, the fair value of the contingent milestone payments and royalties payable by us to Alios related to the HCV nucleotide analogue program decreased by $0.1 million and $2.8 million, respectively.

In the three and six months ended June 30, 2012, the fair value of contingent milestone and royalty payments increased by $56.2 million and $55.2 million, respectively, primarily because we received positive clinical data from a Phase 1 clinical trial evaluating ALS-2200, now being developed as VX-135, which increased the probability that Alios would earn future payments from us under the license and collaboration agreement we entered into with Alios in June 2011.
Since June 2011, the fair value of the contingent milestone and royalty payments payable by us to Alios has increased by $182.1 million as a result of the advances in the clinical development program for VX-135. Increases in the fair value of the contingent milestone payments and royalties payable by us to Alios result in a decrease in net income attributable to Vertex (or an increase in net loss attributable to Vertex) on a dollar-for-dollar basis. If VX-135 continues to advance in clinical development, we expect to record additional increases in the fair value of these contingent milestone and royalty payments. Changes in the fair value of these contingent milestone and royalty payments and the effects of these changes on net income were material in the periods presented and may be material in future periods.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2013, we had cash, cash equivalents and marketable securities, excluding Alios’ cash and cash equivalents, of $1.4 billion, which was an increase of $109.5 million from $1.3 billion as of December 31, 2012. This increase was due to cash receipts from product sales and royalties and $207.9 million in cash we received from issuances of common stock pursuant to employee benefit plans, partially offset by cash expenditures we made during the first half of 2013 related to, among other things, research and development expenses and sales, general and administrative expenses, as well as $74.8 million for capital expenditures for property and equipment. In addition, in the first half of 2013, we began supporting $31.9 million in irrevocable stand-by letters of credit issued in support of property leases and other similar agreements with an unsecured credit facility with a one-year term. We previously had cash-collateralized these stand-by letters of credit. As a result of this credit facility, our restricted cash decreased by $31.8 million net of other activity recorded during the period and our cash and cash equivalents increased by a corresponding amount.
As of December 31, 2012, we had $400.0 million in aggregate principal amount of 2015 Notes. In addition to the $400.0 million in aggregate principal amount, which was scheduled to mature on October 1, 2015, we were scheduled to make interest payments in an aggregate amount of $33.5 million during the period from June 30, 2013 through October 1, 2015. In the second quarter of 2013, we called the 2015 Notes for redemption pursuant to a soft-call provision in the 2015 Notes that permitted us to call the 2015 Notes if the price of our common stock exceeded 130% of the conversion price over a specified period. In response to our call of the 2015 Notes for redemption, the holders of the 2015 Notes converted the 2015 Notes into 8.2 million shares of our common stock and received an additional 0.1 million shares of our common stock to compensate them for the semi-annual interest payment that would have been payable on October 1, 2013. As a result of these conversions, as of June 30, 2013, we had no remaining 2015 Notes and our future cash commitments related to the 2015 Notes had been reduced by $400.0 million in aggregate principal amount of 2015 Notes plus the associated future interest payments.
Sources of Liquidity
We intend to rely on cash flows from product sales as our primary source of liquidity and cash flows from royalties as a secondary source of liquidity. Our cash flows from product sales have been decreasing in recent periods and our ability to increase cash flows from product sales will be dependent on the outcomes of clinical trials evaluating KALYDECO monotherapy in additional patient populations and on whether we are successful in introducing one or more of our drug candidates in late-stage development to the market. In recent periods, we also have received significant proceeds from the issuance of common stock under our employee benefit plans, but the amount and timing of future proceeds from employee benefits plans is uncertain. Other possible sources of liquidity include commercial debt, public and private offerings of our equity and debt securities, strategic collaborative agreements that include research and/or development funding, development milestones and royalties on the sales of products, software and equipment leases, strategic sales of assets or businesses and financial transactions.
Future Capital Requirements
We are incurring substantial expenses to commercialize INCIVEK and KALYDECO, while at the same time continuing focused investment in our research and development programs. In addition, we have substantial facility and capital lease obligations, including leases for two buildings at Fan Pier that continue through 2028.

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
CONTRACTUAL COMMITMENTS AND OBLIGATIONS
Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission, or SEC, on March 1, 2013. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K, except that as of June 30, 2013 none of our 2015 Notes remained outstanding and as a result our total commitments and obligations for 2013-2015 decreased by $400.0 million in aggregate principal amount of 2015 Notes plus the associated future interest payments.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the six months ended June 30, 2013, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note A, "Basis of Presentation and Accounting Policies," in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements. There were no new accounting pronouncements adopted during the three months ended June 30, 2013 that had a material effect on our financial statements.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of June 30, 2013 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
Item 1.     Legal Proceedings
On September 6, 2012, a purported shareholder class action, City of Bristol Pension Fund v. Vertex Pharmaceuticals Incorporated, et al., was filed in the United States District Court for the District of Massachusetts, naming us and certain of our current and former officers and directors as defendants. The lawsuit alleges that we made material misrepresentations and/or omissions of material fact in our public disclosures during the period from May 7, 2012 through June 28, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. By order dated December 12, 2012, the court appointed the City of Bristol lead plaintiff and appointed the City of Bristol's attorneys lead counsel. The plaintiffs filed an amended complaint on February 11, 2013. We filed a motion to dismiss the complaint on April 12, 2013. On May 28, 2013, the plaintiffs filed an opposition to our motion to dismiss the complaint. On June 27, 2013, we filed a reply in further support of our motion to dismiss the plaintiffs' complaint. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney's fees, as well as disgorgement of the proceeds from certain individual defendants' sales of our common stock. We believe that this action is without merit and intend to defend it vigorously.
Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K except:

In July 2013, the FDA placed our U.S. clinical trial evaluating VX-135, a drug candidate for the treatment of HCV infection, on partial clinical hold, and our business may be adversely affected if we cannot develop VX-135 or if we are significantly delayed in developing VX-135.
We are developing our HCV nucleotide analogue VX-135 as a potential treatment for HCV infection. In July 2013, the FDA placed a partial clinical hold on our ongoing Phase 2 clinical trial in the United States of VX-135 in combination with RBV in patients with genotype 1 HCV infection. The partial clinical hold prevents us from evaluating a 200 mg dose of VX-135 in the United States following observation of reversible elevated liver enzymes in patients who received 400 mg of VX-135 in combination with RBV in a Phase 2 clinical trial in Europe. There is no assurance that the FDA will lift the partial clinical hold after we submit additional clinical, preclinical and pharmacokinetic data from ongoing VX-135 clinical trials or that we will be able to successfully develop VX-135. If we are not able to develop VX-135, or if our progress in developing VX-135 is slowed significantly, our business may be adversely affected.
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

•	our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for ivacaftor, VX-135, VX-509, VX-661, VX-809 and VX-983;

•
our expectations regarding the timing of data from our clinical trials of ivacaftor monotherapy and VX-809 (lumacaftor) in combination with ivacaftor, the possibility of using that data to support regulatory submissions and the timing of those potential submissions;

•	our ability to successfully market INCIVEK and/or KALYDECO or any of our other drug candidates for which we obtain regulatory approval;

•
our expectations regarding the timing and structure of clinical trials of our drugs and drug candidates, including, ivacaftor, VX-135, VX-509, VX-661, VX-809 and VX-983, and the expected timing of our receipt of data from our ongoing and planned clinical trials;

•	our expectation that we will complete submission to the FDA of additional clinical, preclinical and pharmacokinetic data from ongoing VX-135 clinical trials in the fourth quarter of 2013;

•	the data that will be generated by ongoing and planned clinical trials and the ability to use that data to support regulatory filings;

•	our beliefs regarding the support provided by clinical trials and preclinical and nonclinical studies of our drug candidates for further investigation, clinical trials or potential use as a treatment;

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	15,073	$0.01	—	—
May 1, 2013 to May 31, 2013	36,928	$0.01	—	—
June 1, 2013 to June 30, 2013	42,241	$0.01	—	—
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
Item 5. Other Information.

On July 30, 2013, we adopted forms of the following agreements for equity grants under our 2013 Stock and Option Plan:

•	Form of Non-Qualified Stock Option Agreement under 2013 Stock and Option Plan;

•	Form of Restricted Stock Agreement under 2013 Stock and Option Plan; and

•	Form of Restricted Stock Unit Agreement under 2013 Stock and Option Plan.
In addition, we adopted updated forms of the following agreements for equity grants under our Amended and Restated 2006 Stock and Option Plan:

•	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2006 Stock and Option Plan;

•	Form of Restricted Stock Agreement under Amended and Restated 2006 Stock and Option Plan; and

•	Form of Restricted Stock Unit Agreement under Amended and Restated 2006 Stock and Option Plan.
The forms of these agreements are filed as Exhibits 10.2 through 10.7 to this Form 10-Q and incorporated herein by reference.
Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	2013 Stock and Option Plan. (1)(2)
10.2	Form of Non-Qualified Stock Option Agreement under 2013 Stock and Option Plan. (2)
10.3	Form of Restricted Stock Agreement under 2013 Stock and Option Plan. (2)
10.4	Form of Restricted Stock Unit Agreement under 2013 Stock and Option Plan (2)
10.5	Form of Non-Qualified Stock Option Agreement under Amended and Restated 2006 Stock and Option Plan (granted on or after July 30, 2013). (2)
10.6	Form of Restricted Stock Agreement under Amended and Restated 2006 Stock and Option Plan (granted on or after July 30, 2013). (2)
10.7	Form of Restricted Stock Unit Agreement under Amended and Restated 2006 Stock and Option Plan (granted on or after July 30, 2013). (2)
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
(1) Incorporated by reference to Exhibit 10.1 included in Vertex's Current Report on Form 8-K, filed on May 8, 2013 (File No. 000-19319).
(2) Management contract, compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

August 2, 2013	By:	/s/ Ian F. Smith
Ian F. Smith
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)