Form 10-Q
period 2013-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2013-11-07
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	233,756,871
Class	Outstanding at October 31, 2013

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

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

Part I. Financial Information
Item 1.    Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product revenues, net	$186,653	$303,501	$708,823	$1,052,149
Royalty revenues	27,012	25,586	119,705	98,047
Collaborative revenues	8,035	6,919	32,290	42,852
Total revenues	221,700	336,006	860,818	1,193,048
Costs and expenses:
Cost of product revenues	20,048	30,680	75,698	161,147
Royalty expenses	7,291	7,856	32,315	31,023
Research and development expenses	228,624	200,161	669,174	593,076
Sales, general and administrative expenses	87,754	97,684	287,154	326,344
Restructuring expenses	12,048	696	12,863	1,650
Intangible asset impairment charge	—	—	412,900	—
Total costs and expenses	355,765	337,077	1,490,104	1,113,240
Income (loss) from operations	(134,065)	(1,071)	(629,286)	79,808
Other income (expense), net	4,652	(4,041)	(6,578)	(11,417)
Income (loss) before provision for (benefit from) income taxes	(129,413)	(5,112)	(635,864)	68,391
Provision for (benefit from) income taxes	(751)	21,355	(132,863)	41,450
Net income (loss)	(128,662)	(26,467)	(503,001)	26,941
Net loss (income) attributable to noncontrolling interest (Alios)	4,530	(31,076)	13,688	(57,825)
Net loss attributable to Vertex	$(124,132)	$(57,543)	$(489,313)	$(30,884)
Net loss per share attributable to Vertex common shareholders:
Basic	$(0.54)	$(0.27)	$(2.20)	$(0.15)
Diluted	$(0.54)	$(0.27)	$(2.20)	$(0.15)
Shares used in per share calculations:
Basic	230,505	213,767	222,764	211,053
Diluted	230,505	213,767	222,764	211,053
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$(128,662)	$(26,467)	$(503,001)	$26,941
Changes in other comprehensive income (loss):
Unrealized holding gains on marketable securities, net of tax	166	69	7	324
Foreign currency translation adjustment	514	188	(7)	313
Total changes in other comprehensive income (loss)	680	257	—	637
Comprehensive income (loss)	(127,982)	(26,210)	(503,001)	27,578
Comprehensive loss (income) attributable to noncontrolling interest (Alios)	4,530	(31,076)	13,688	(57,825)
Comprehensive loss attributable to Vertex	$(123,452)	$(57,286)	$(489,313)	$(30,247)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2013(1)	2012(1)
Assets
Current assets:
Cash and cash equivalents	$583,181	$489,407
Marketable securities, available for sale	839,469	831,808
Restricted cash and cash equivalents (Alios)	51,059	69,983
Accounts receivable, net	120,281	143,250
Inventories	13,537	30,464
Prepaid expenses and other current assets	41,104	24,673
Total current assets	1,648,631	1,589,585
Restricted cash	127	31,934
Property and equipment, net	648,924	433,609
Intangible assets	250,600	663,500
Goodwill	30,992	30,992
Other assets	3,474	9,668
Total assets	$2,582,748	$2,759,288
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$51,533	$101,292
Accrued expenses	280,848	264,884
Deferred revenues, current portion	31,007	27,566
Accrued restructuring expenses, current portion	9,858	4,758
Capital lease obligations, current portion	14,429	13,707
Other liabilities, current portion	21,824	20,417
Total current liabilities	409,499	432,624
Deferred revenues, excluding current portion	77,354	96,242
Accrued restructuring expenses, excluding current portion	16,280	18,570
Capital lease obligations, excluding current portion	39,381	15,170
Convertible senior subordinated notes (due 2015)	—	400,000
Deferred tax liability	150,203	280,367
Construction financing lease obligation	392,569	268,031
Other liabilities, excluding current portion	10,782	13,902
Total liabilities	1,096,068	1,524,906
Commitments and contingencies
Redeemable noncontrolling interest (Alios)	39,624	38,530
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at September 30, 2013 and December 31, 2012; 233,592,201 and 217,286,868 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2,311	2,149
Additional paid-in capital	5,274,307	4,519,448
Accumulated other comprehensive loss	(550)	(550)
Accumulated deficit	(4,011,180)	(3,521,867)
Total Vertex shareholders’ equity	1,264,888	999,180
Noncontrolling interest (Alios)	182,168	196,672
Total shareholders’ equity	1,447,056	1,195,852
Total liabilities and shareholders’ equity	$2,582,748	$2,759,288

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

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest (Alios)	Total Shareholders’ Equity	Redeemable Noncontrolling Interest (Alios)
	Shares	Amount
Balance, December 31, 2011	209,304	$2,072	$4,200,659	$(1,053)	$(3,414,835)	$786,843	$141,633	$928,476	$37,036
Unrealized holding gains on marketable securities, net of tax				324		324		324
Foreign currency translation adjustment				313		313		313
Net income (loss)					(30,884)	(30,884)	57,825	26,941
Issuance of common stock under benefit plans	7,038	69	182,803			182,872	150	183,022
Stock-based compensation expense			87,168			87,168	369	87,537
Tax benefit from equity compensation			1,097			1,097		1,097
Change in liquidation value of noncontrolling interest							(1,263)	(1,263)	1,263
Balance, September 30, 2012	216,342	$2,141	$4,471,727	$(416)	$(3,445,719)	$1,027,733	$198,714	$1,226,447	$38,299

Balance, December 31, 2012	217,287	$2,149	$4,519,448	$(550)	$(3,521,867)	$999,180	$196,672	$1,195,852	$38,530
Unrealized holding gains on marketable securities, net of tax				7		7		7
Foreign currency translation adjustment				(7)		(7)		(7)
Net loss					(489,313)	(489,313)	(13,688)	(503,001)
Issuance of common stock under benefit plans	8,029	79	248,207			248,286	(70)	248,216
Convertible senior subordinated notes (due 2015) conversion	8,276	83	402,182			402,265		402,265
Stock-based compensation expense			104,470			104,470	348	104,818
Change in liquidation value of noncontrolling interest							(1,094)	(1,094)	1,094
Balance, September 30, 2013	233,592	$2,311	$5,274,307	$(550)	$(4,011,180)	$1,264,888	$182,168	$1,447,056	$39,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(503,001)	$26,941
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	30,734	25,818
Stock-based compensation expense	103,933	86,649
Other non-cash based compensation expense	5,856	8,070
Intangible asset impairment charge	412,900	—
Deferred income taxes	(130,164)	35,759
Impairment of property and equipment	6,650	—
Write-down of inventories to net realizable value	10,358	78,000
Other non-cash items, net	(1,393)	(304)
Changes in operating assets and liabilities:
Accounts receivable, net	20,737	43,538
Inventories	5,212	(32,419)
Prepaid expenses and other current assets	(16,477)	(22,698)
Accounts payable	(46,005)	1,359
Accrued expenses and other liabilities	32,872	12,027
Excess tax benefit from share-based payment arrangements	—	(1,097)
Accrued restructuring expense	2,810	(2,158)
Deferred revenues	(15,447)	(32,203)
Net cash provided by (used in) operating activities	(80,425)	227,282
Cash flows from investing activities:
Purchases of marketable securities	(1,850,015)	(1,309,044)
Sales and maturities of marketable securities	1,842,361	941,314
Expenditures for property and equipment	(36,922)	(43,094)
Decrease in restricted cash and cash equivalents	31,807	1,923
Decrease (increase) in restricted cash and cash equivalents (Alios)	18,924	(23,075)
Decrease (increase) in other assets	1,094	(997)
Net cash provided by (used in) investing activities	7,249	(432,973)
Cash flows from financing activities:
Excess tax benefit from share-based payment arrangements	—	1,097
Issuances of common stock from employee benefit plans	242,360	174,950
Payments to redeem secured notes (due 2015)	(158)	—
Payments on capital lease obligations	(14,601)	(2,408)
Payments on construction financing lease obligation	(63,242)	(6,272)
Net cash provided by financing activities	164,359	167,367
Effect of changes in exchange rates on cash	2,591	(110)
Net increase (decrease) in cash and cash equivalents	93,774	(38,434)
Cash and cash equivalents—beginning of period	489,407	475,320
Cash and cash equivalents—end of period	$583,181	$436,886
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,700	$6,700
Conversion of convertible senior subordinated notes (due 2015) for common stock	399,842	—
Interest on converted convertible senior subordinated notes (due 2015) offset to additional paid-in capital	6,700	—
Unamortized debt issuance costs of converted convertible subordinated notes (due 2015) offset to additional paid-in capital	4,230	—
Capitalization of construction in-process related to construction financing lease obligation	176,484	167,996
Assets acquired under capital lease	38,520	27,552
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
Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2013 and 2012.
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
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note A, "Nature of Business and Accounting Policies—Recent Accounting Pronouncements," in the 2012 Annual Report on Form 10-K. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2013 that had a material effect on the Company's condensed consolidated financial statements.

B.	Product Revenues, Net
The Company sells its products principally to a limited number of major and selected regional wholesalers and specialty pharmacy providers in North America as well as government-owned and supported customers in Europe (collectively, its “Customers”). The Company's Customers in North America subsequently resell the products to patients and health care providers. The Company recognizes net revenues from product sales upon delivery as long as (i) there is persuasive evidence

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

that an arrangement exists between the Company and the Customer, (ii) collectibility is reasonably assured and (iii) the price is fixed or determinable.
In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from sales to Customers and (ii) reasonably estimate its net product revenues upon delivery to its Customer's locations. The Company calculates gross product revenues based on the price that the Company charges its Customers. The Company estimates its net product revenues by deducting from its gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and customer fees, (b) estimated government and private payor rebates, chargebacks and discounts, (c) estimated reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. These estimates, and in particular estimates regarding INCIVEK net product revenues while they decline, require the Company to make significant estimates and judgments that materially affect the Company's recognition of net product revenues.
The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2013:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2012	$5,416	$63,560	$2,852	$3,565	$75,393
Provision related to current period sales	26,584	155,269	3,687	8,161	193,701
Adjustments related to prior period sales	348	4,433	11,125	(228)	15,678
Credits/payments made	(29,960)	(153,035)	(3,649)	(9,641)	(196,285)
Balance at September 30, 2013	$2,388	$70,227	$14,015	$1,857	$88,487

C.	Collaborative Arrangements
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
Janssen made a $165.0 million up-front license payment to the Company in 2006. The up-front license payment is being amortized over the Company’s estimated period of performance under the collaboration agreement. As of September 30, 2013, there were $34.2 million in deferred revenues related to this up-front license payment that the Company expects to recognize over the remaining estimated period of performance. The Company's estimates regarding the period of performance under the Janssen agreement have changed in the past, and due to the evolving nature of the landscape for treatments for HCV infection, the estimated period of performance may change in the future.
Under the collaboration agreement, Janssen agreed to make contingent milestone payments for successful development, approval and launch of telaprevir as a product in its territories. At the inception of the agreement, the Company determined that all of these contingent milestones were substantive and would result in revenues in the period in which the milestone was

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

achieved. The Company has earned $350.0 million of these contingent milestone payments and does not expect to receive any further milestone payments under this agreement.
Under the Janssen collaboration agreement, each party incurs internal and external reimbursable expenses related to the telaprevir development program and is reimbursed by the other party for 50% of these expenses. The Company recognizes the full amount of the reimbursable costs it incurs as research and development expenses on its condensed consolidated statements of operations. The Company recognizes the amounts that Janssen is obligated to pay the Company with respect to reimbursable expenses, net of reimbursable expenses incurred by Janssen, as collaborative revenues. In the three and nine months ended September 30, 2013, the Company incurred more reimbursable costs than Janssen, and the net amounts payable by Janssen to reimburse the Company were recorded as collaborative revenues.
Each of the parties is responsible for drug supply in its territories. During the nine months ended September 30, 2013 and 2012, the Company provided Janssen certain services through the Company’s third-party manufacturing network for telaprevir. Reimbursements from Janssen for these manufacturing services were recorded as collaborative revenues.
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
During the three and nine months ended September 30, 2013 and 2012, the Company recognized the following revenues attributable to the Janssen collaboration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Royalty revenues (INCIVO)	$20,994	$19,957	$104,108	$80,811
Collaborative revenues:
Amortized portion of up-front payment	$3,107	$3,107	$9,321	$9,321
Net reimbursement (payment) for telaprevir development costs	1,413	(503)	1,422	(2,569)
Reimbursement for manufacturing services	—	—	10,299	4,449
Total collaborative revenues attributable to the Janssen collaboration	$4,520	$2,604	$21,042	$11,201
Total revenues attributable to the Janssen collaboration	$25,514	$22,561	$125,150	$92,012
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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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
The Company recognized no collaborative revenues attributable to the Mitsubishi Tanabe collaboration in 2013 or the three months ended September 30, 2012, and $18.9 million in collaborative revenues attributable to the Mitsubishi Tanabe collaboration in the nine months ended September 30, 2012.
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
The Company entered into the original collaboration agreement with CFFT in 2004 and amended it several times prior to 2011 to, among other things, provide partial funding for its cystic fibrosis drug discovery and development efforts. In 2006, the Company received a $1.5 million milestone payment from CFFT. There are no additional milestones payable by CFFT to the Company pursuant to the collaboration agreement, as amended. Under the April 2011 Amendment, CFFT agreed to provide the Company with up to $75.0 million in funding over approximately five years for corrector-compound research and development activities. The Company retains the right to develop and commercialize KALYDECO (ivacaftor), lumacaftor (VX-809), VX-661 and any other compounds discovered during the course of the research collaboration with CFFT.
During the three and nine months ended September 30, 2013 and 2012, the Company recognized the following revenues attributable to the CFFT collaboration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Collaborative revenues attributable to the CFFT collaboration	$3,515	$4,315	$11,318	$12,772
In the original agreement, as amended prior to the April 2011 Amendment, the Company agreed to pay CFFT tiered royalties calculated as a percentage, ranging from single digits to sub-teens, of annual net sales of any approved drugs discovered during the research term that ended in 2008, including KALYDECO, lumacaftor and VX-661. The April 2011 Amendment provides for a tiered royalty in the same range on net sales of corrector compounds discovered during the research term that began in 2011. In each of the third quarter of 2012 and first quarter of 2013, CFFT earned a commercial milestone payment of $9.3 million from the Company upon achievement of certain sales levels for KALYDECO. These milestones were reflected in the Company's cost of product revenues. There are no additional commercial milestone payments payable by the Company to CFFT related to sales levels for KALYDECO. The Company also is obligated to make up to two one-time commercial milestone payments to CFFT upon achievement of certain sales levels for corrector compounds such as lumacaftor or VX-661.

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
Under the terms of the Alios Agreement, the Company received exclusive worldwide rights to ALS-2200 (VX-135) and ALS-2158, a second HCV nucleotide analogue discovered by Alios that was only developed pursuant to the Alios Agreement through the third quarter of 2012. Upon entering into the Alios Agreement, the Company paid Alios a $60.0 million up-front payment. As of September 30, 2013, Alios had earned an aggregate of $60.0 million in development milestone payments pursuant to the Alios Agreement. The Alios Agreement provides for development milestone payments to Alios of up to an additional $312.5 million if VX-135 is approved and commercialized. In addition, Alios is eligible to receive commercial milestone payments of up to $750.0 million, as well as tiered royalties on net sales of approved drugs.
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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Noncontrolling Interest (Alios)
The Company records noncontrolling interest (Alios) on two lines on its condensed consolidated balance sheets. The noncontrolling interest (Alios) is reflected on two separate lines because Alios has both common shareholders and preferred shareholders that are entitled to redemption rights in certain circumstances. The Company records net loss (income) attributable to noncontrolling interest (Alios) on its condensed consolidated statements of operations, reflecting Alios' net loss (income) for the reporting period, adjusted for changes in the fair value of contingent milestone and royalty payments, which is evaluated each reporting period. A summary of net loss (income) attributable to noncontrolling interest (Alios) for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Loss before provision for (benefit from) income taxes	$9,056	$5,090	$21,177	$14,581
Decrease (increase) in fair value of contingent milestone and royalty payments	(1,220)	(57,560)	1,600	(112,760)
Provision for (benefit from) income taxes	(3,306)	21,394	(9,089)	40,354
Net loss (income) attributable to noncontrolling interest (Alios)	$4,530	$(31,076)	$13,688	$(57,825)
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
In the three and nine months ended September 30, 2013, the fair value of the contingent milestone payments and royalties payable by the Company to Alios related to the HCV nucleotide analogue program increased by $1.2 million and decreased by $1.6 million, respectively. An increase in the fair value of the contingent milestone payments and royalties payable by the Company increases net loss attributable to Vertex by a corresponding amount.
In the three and nine months ended September 30, 2012, the fair value of contingent milestone and royalty payments increased by $57.6 million and $112.8 million, respectively, primarily because the Company received positive clinical data from a Phase 1 clinical trial evaluating ALS-2200 (VX-135), which increased the probability that Alios would earn future payments from the Company under the Alios Agreement.
If VX-135 continues to advance in clinical development, the Company expects it will record increases in the fair value of the contingent milestone and royalty payments in future periods. Changes in the fair value of these contingent milestone and royalty payments, and the effects of these changes on net loss attributable to Vertex, may be material in future periods.

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Alios Balance Sheet Information
The following table summarizes items related to Alios included in the Company’s condensed consolidated balance sheets:

	As of September 30, 2013	As of December 31, 2012
	(in thousands)
Restricted cash and cash equivalents (Alios)	$51,059	$69,983
Prepaid expenses and other current assets	8,821	672
Property and equipment, net	1,374	1,728
Intangible assets	250,600	250,600
Goodwill	4,890	4,890
Other assets	153	861
Accounts payable	1,251	1,054
Accrued expenses	6,689	6,099
Deferred tax liability	150,203	152,781
Other liabilities, excluding current portion	873	1,625
Redeemable noncontrolling interest (Alios)	39,624	38,530
Noncontrolling interest (Alios)	182,168	196,672
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

D.	Net Loss Per Share Attributable to Vertex Common Shareholders
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
The Company did not include the securities described in the following table in the computation of the diluted net loss attributable to Vertex per common share calculations because the effect would have been anti-dilutive during each such period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Stock options	16,807	20,226	16,807	20,226
Convertible senior subordinated notes	—	8,192	—	8,192
Unvested restricted stock and restricted stock units	2,838	2,222	2,838	2,222

E.	Fair Value Measurements
The fair value of the Company’s financial assets and liabilities reflects the Company’s estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2013, the Company’s investments were in money market funds, short-term U.S. Treasury securities, short-term government-sponsored enterprise securities, corporate debt securities and commercial paper.
As of September 30, 2013, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds, U.S. Treasury securities and government-sponsored enterprise securities. The Company’s financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations. During the three and nine months ended September 30, 2013 and 2012, the Company did not record an other-than-temporary impairment charge related to its financial assets. The Company’s noncontrolling interest (Alios) includes the fair value of the contingent milestone and royalty payments, which is valued based on Level 3 inputs. Please refer to Note C, "Collaborative Arrangements," for further information.
The following table sets forth the Company’s financial assets (excluding Alios’ cash equivalents) subject to fair value measurements:

	Fair Value Measurements as of September 30, 2013
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$308,981	$308,981	$—	$—
Government-sponsored enterprise securities	2,895	2,895	—	—
Marketable securities:
Government-sponsored enterprise securities	555,527	555,527	—	—
Commercial paper	125,264	—	125,264	—
Corporate debt securities	158,678	—	158,678	—
Total	$1,151,345	$867,403	$283,942	$—
Alios’ cash equivalents of $48.7 million as of September 30, 2013 consisted of money market funds, which were valued based on Level 1 inputs.

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

F.	Marketable Securities
A summary of the Company’s cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of September 30, 2013
Cash and cash equivalents:
Cash and money market funds	$580,286	$—	$—	$580,286
Government-sponsored enterprise securities	2,895	—	—	2,895
Total cash and cash equivalents	$583,181	$—	$—	$583,181
Marketable securities:
U.S. Treasury securities (due within 1 year)	$—	$—	$—	$—
Government-sponsored enterprise securities (due within 1 year)	555,502	35	(10)	555,527
Commercial paper (due within 1 year)	125,073	191	—	125,264
Corporate debt securities (due within 1 year)	148,672	21	(38)	148,655
Corporate debt securities (due after 1 year through 5 years)	10,019	5	(1)	10,023
Total marketable securities	$839,266	$252	$(49)	$839,469
Total cash, cash equivalents and marketable securities	$1,422,447	$252	$(49)	$1,422,650

As of December 31, 2012
Cash and cash equivalents:
Cash and money market funds	$489,407	$—	$—	$489,407
Government-sponsored enterprise securities	—	—	—	—
Total cash and cash equivalents	$489,407	$—	$—	$489,407
Marketable securities:
U.S. Treasury securities (due within 1 year)	$111,350	$2	$(2)	$111,350
Government-sponsored enterprise securities (due within 1 year)	440,181	49	(5)	440,225
Commercial paper (due within 1 year)	225,294	155	—	225,449
Corporate debt securities (due within 1 year)	15,429	1	(1)	15,429
Corporate debt securities (due after 1 year through 5 years)	39,358	10	(13)	39,355
Total marketable securities	$831,612	$217	$(21)	$831,808
Total cash, cash equivalents and marketable securities	$1,321,019	$217	$(21)	$1,321,215
Alios’ $51.1 million and $70.0 million, respectively, of cash and money market funds as of September 30, 2013 and December 31, 2012, recorded on the Company’s condensed consolidated balance sheets in “Restricted cash and cash equivalents (Alios),” are not included in the above table.

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

G.	Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss by component, net of tax:

	Foreign Currency Translation Adjustment	Unrealized Holding Gains on Marketable Securities, Net of Tax	Total
	(in thousands)
Balance at December 31, 2012	$(746)	$196	$(550)
Other comprehensive income (loss) before reclassifications	(7)	7	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive income (loss)	(7)	7	—
Balance at September 30, 2013	$(753)	$203	$(550)
For the nine months ended September 30, 2013, there were no amounts reclassified from accumulated other comprehensive income (loss). Amounts reclassified for unrealized gains (losses) on available-for-sale securities are recorded as part of other income (expense), net on the Company's condensed consolidated statements of operations.

H.	Inventories
The following table sets forth the Company’s inventories by type:

	As of September 30, 2013	As of December 31, 2012
	(in thousands)
Raw materials	$232	$3,754
Work-in-process	7,980	11,317
Finished goods	5,325	15,393
Total	$13,537	$30,464
In the three and nine months ended September 30, 2013, the Company recorded within cost of product revenues $5.3 million and $10.4 million, respectively, of write-offs for excess and obsolete inventories. In the three and nine months ended September 30, 2012, the Company recorded within cost of product revenues $0.0 million and $78.0 million, respectively, of write-offs for excess and obsolete inventories.

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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

In connection with its preparation of its financial statements for the three months ended March 31, 2013, the Company determined that there were indicators that the value of the VX-222 intangible asset had become impaired.  This determination was based on (a) preliminary safety, tolerability and efficacy data from a Phase 2 clinical trial of VX-222, telaprevir and ribavirin, which was received in March 2013 and analyzed through April 2013 and (b) a review of the existing and emerging data regarding all-oral regimens for HCV infection being developed by the Company's competitors that appear to be generally well tolerated with high sustained viral response ("SVR") rates for treatment-naïve patients with genotype 1 HCV infection. After evaluating the data from this Phase 2 clinical trial, the Company determined that regimens containing VX-222 were unlikely to be competitive with the treatment regimens being developed by the Company's competitors. The Company evaluated the fair value of VX-222 from the perspective of a market participant and based on this analysis determined that the fair value of VX-222 was zero as of March 31, 2013. Accordingly, the Company recorded a $412.9 million impairment charge in the nine months ended September 30, 2013.  In connection with this impairment charge, the Company recorded a credit of $127.6 million in its provision for income taxes. In the nine months ended September 30, 2013, the increase to the Company's net loss attributable to Vertex related to this impairment charge, net of the tax credit, was $285.3 million, and the net increase to the Company's net loss per share attributable to Vertex common shareholders was $1.28 per share.
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
In July 2013, U.S. Food and Drug Administration ("FDA") placed a partial clinical hold on VX-135, which is being evaluated in a Phase 2 clinical trial in combination with ribavirin. The partial clinical hold prevents the Company from evaluating a 200 mg dose of VX-135 in the United States following observation of reversible elevated liver enzymes in patients who received 400 mg of VX-135 in combination with ribavirin in a Phase 2 clinical trial in Europe. The Company has completed dosing of 100 mg of VX-135 in combination with ribavirin as part of the 12-week Phase 2 clinical trial in the United States. The 100 mg dose was well tolerated, no serious adverse events were reported and no liver or cardiac safety issues were identified. The Company recently completed dosing of 100 mg and 200 mg of VX-135 in combination with ribavirin as part of the 12-week Phase 2 clinical trial in Europe. Both the 100 mg and 200 mg doses were well tolerated, no serious adverse events were reported and no liver or cardiac safety issues were identified. The Company also is evaluating VX-135 in combination with daclatasvir, an NS5A replication complex inhibitor being developed by Bristol-Myers Squibb, in a Phase 2 clinical trial in New Zealand. The Company evaluated this data and the related partial clinical hold and has concluded that it does not represent an indicator of impairment.  The Company will continue to evaluate VX-135 for impairment each reporting period.
If the fair value of the HCV nucleotide analogue program becomes impaired as the result of unfavorable safety or efficacy data from any ongoing or future clinical trial or because of any other information regarding the prospects of successfully developing or commercializing VX-135, the Company would incur significant charges in the period in which the impairment occurs.
Goodwill
As of September 30, 2013 and December 31, 2012, goodwill of $31.0 million was recorded on the Company's condensed consolidated balance sheets. There was no change to goodwill recorded during the three and nine months ended September 30, 2013 or 2012.

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
Fan Pier Leases
In 2011, the Company entered into two leases, pursuant to which the Company agreed to lease approximately 1.1 million square feet of office and laboratory space in two buildings (the "Buildings") that the landlord is building at Fan Pier in Boston, Massachusetts (the “Fan Pier Leases”). The Company plans to transition its Massachusetts operations from Cambridge, Massachusetts to Fan Pier upon the completion of the Buildings. The Company expects to commence lease payments in December 2013 and to make payments for the period ending 15 years from the commencement date. The Company has an option to extend the term of the Fan Pier Leases for an additional ten years.
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
Property and equipment, net, included $467.6 million and $290.7 million as of September 30, 2013 and December 31, 2012, respectively, related to construction costs for the Buildings at Fan Pier in Boston, Massachusetts. The construction financing lease obligation related to the Buildings at Fan Pier was $392.6 million and $268.0 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the primary difference between the amounts recorded in property and equipment, net and the construction financing lease obligation represented the cost of finish work and structural elements of the Buildings that the Company was responsible for paying to date.
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
The Company expects to incur restructuring liabilities related to lease obligations that extend beyond the cease use date for certain Cambridge, Massachusetts facilities for several years after it relocates to Fan Pier. Please refer to "Note O: Restructuring Liabilities" for further information.
Capital Leases
The Company has outstanding capital leases for equipment, leasehold improvements and software licenses with terms through 2019. The capital leases bear interest at rates ranging from 3% to 7% per year. The following table sets forth the Company’s future minimum payments due under capital leases as of September 30, 2013:

Year	(in thousands)
2013	$1,883
2014	18,077
2015	15,608
2016	8,924
2017	8,481
2018	7,877
2019	409
Total payments	61,259
Less: amount representing interest	(7,449)
Present value of payments	$53,810
Financing Arrangements
In the second quarter of 2013, the Company began supporting $31.9 million in irrevocable stand-by letters of credit issued in support of property leases and other similar agreements with an unsecured credit facility with a one-year term. The Company previously had cash-collateralized these stand-by letters of credit. As a result of this credit facility, the restricted cash reflected on the Company's condensed consolidated balance sheets decreased by $31.8 million net of other activity recorded during the nine months ended September 30, 2013 and the Company's cash and cash equivalents increased by a corresponding amount during the nine months ended September 30, 2013.

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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The effect of stock-based compensation expense during the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Stock-based compensation expense by type of award:
Stock options	$19,010	$18,869	$68,633	$59,774
Restricted stock and restricted stock units	10,998	7,104	30,108	21,643
ESPP share issuances	1,504	1,948	6,077	6,120
Less stock-based compensation expense capitalized to inventories	(204)	(339)	(885)	(888)
Total stock-based compensation expense included in costs and expenses	$31,308	$27,582	$103,933	$86,649

Stock-based compensation expense by line item:
Research and development expenses	$19,223	$17,444	$64,312	$54,425
Sales, general and administrative expenses	12,085	10,138	39,621	32,224
Total stock-based compensation expense included in costs and expenses	$31,308	$27,582	$103,933	$86,649
The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of September 30, 2013
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$184,969	2.74
Restricted stock and restricted stock units	103,454	2.61
ESPP share issuances	830	0.31

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$ 9.07–$20.00	462	2.64	$15.27	462	$15.27
$20.01–$30.00	1,076	5.98	$29.37	801	$29.19
$30.01–$40.00	7,253	5.59	$36.58	4,525	$35.93
$40.01–$50.00	4,552	9.10	$46.33	570	$46.73
$50.01–$60.00	1,840	7.61	$53.72	805	$54.49
$60.01–$70.00	44	8.64	$63.23	11	$63.19
$70.01-$80.00	85	9.67	$77.73	4	$77.73
$80.01-$88.18	1,495	9.81	$83.13	166	$81.54
Total	16,807	7.09	$44.47	7,344	$37.87

M.	Sale of HIV Protease Inhibitor Royalty Stream
In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of September 30, 2013, the Company had $71.5 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

N.	Income Taxes
For the three and nine months ended September 30, 2013, the Company recorded a net benefit from income taxes of $0.8 million and $132.9 million, respectively. For the three months ended September 30, 2013, the benefit from income taxes was due to a benefit from income taxes of $3.3 million attributable to noncontrolling interest (Alios) offset by a provision for income taxes of $2.6 million attributable to Vertex. For the nine months ended September 30, 2013, the benefit from income taxes was due to a benefit from income taxes of $9.1 million attributable to noncontrolling interest (Alios) and a benefit from income taxes of $123.8 million attributable to Vertex. In the first quarter of 2013, the Company determined that the fair value of VX-222 was zero, which resulted in an impairment charge of $412.9 million in the nine months ended September 30, 2013. In connection with this impairment charge, the Company wrote-off the associated deferred tax liability of $127.6 million resulting in a benefit from income in its condensed consolidated statements of operations for the nine months ended September 30, 2013. Please refer to Note I, "Intangible Assets and Goodwill," for further information regarding the impairment charge.
For the three and nine months ended September 30, 2012, the Company recorded a benefit from and a provision for income taxes attributable to Vertex of $0.0 million and $1.1 million, respectively. These were due to state income taxes. For the three and nine months ended September 30, 2012, the Company recorded a provision for income taxes attributable to noncontrolling interest (Alios) of $21.4 million and $40.4 million, respectively.
The Company has no liability for taxes payable by Alios. As such, the portion of the income tax provision (benefit) related to Alios has been allocated to noncontrolling interest (Alios). As of September 30, 2013 and December 31, 2012,

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

Alios had a deferred tax liability of $150.2 million and $152.8 million reflected on the Company's condensed consolidated balance sheets, respectively.
As of September 30, 2013 and December 31, 2012, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of September 30, 2013 and December 31, 2012.
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
The Company currently intends to reinvest the total amount of its unremitted earnings, which have not been significant to date, in the local international jurisdiction or to repatriate the earnings only when tax-effective. As a result, the Company has not provided for U.S. federal income taxes on the unremitted earnings of its international subsidiaries. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. At September 30, 2013, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability.

O.	Restructuring Liabilities
Kendall Restructuring
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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

The activities related to the restructuring liability for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Liability, beginning of the period	$22,051	$24,830	$23,328	$26,313
Cash payments	(3,901)	(3,726)	(11,323)	(11,137)
Cash received from subleases	2,670	2,355	8,000	7,329
Restructuring expense	524	696	1,339	1,650
Liability, end of the period	$21,344	$24,155	$21,344	$24,155
Strategic Restructuring
In October 2013, the Company adopted a restructuring plan. The restructuring plan included (i) a workforce reduction primarily related to the support of INCIVEK following the continued and rapid decline in the number of patients being treated with INCIVEK as new medicines for the treatment of HCV infection near approval, and (ii) the write-off of certain assets. This action resulted from the Company's decision to focus its investment on future opportunities in cystic fibrosis and other research and development programs.
The Company estimates that it will incur aggregate restructuring charges of approximately $35.0 million to $45.0 million, including $20.0 million to $25.0 million for employee severance and benefit costs, $6.0 million to $8.0 million in assets associated with this restructuring that have become impaired and $9.0 million to $12.0 million for other costs. The Company recorded $11.4 million of these restructuring charges in the third quarter of 2013. The Company expects the vast majority of this restructuring to be completed during the fourth quarter of 2013.
The restructuring charges recorded during the three months ended September 30, 2013 and the related liability balance as of September 30, 2013 for each major type of cost associated with this restructuring plan are as follows:

	Restructuring Expense	Cash Payments	Non-cash Expense	Restructuring Liability at September 30, 2013
	(in thousands)
Employee severance, benefits and related costs	$409	$—	$—	$409
Asset impairments	6,650	—	(6,650)	—
Contract termination and other associated costs	4,385	—	—	4,385
Liability, end of the period	$11,444	$—	$(6,650)	$4,794
Fan Pier Move Restructuring
In connection with transitioning its Massachusetts operations to Fan Pier in Boston, Massachusetts, the Company expects to incur restructuring charges related to its remaining lease obligations at its current facilities in Cambridge, Massachusetts starting in the fourth quarter of 2013 and continuing through April 30, 2018. Most of these restructuring charges will relate to cease use charges that will be incurred during the fourth quarter of 2013 and the first half of 2014. In addition, the Company will continue to incur restructuring charges related to several buildings in Cambridge through December 31, 2015 and the Kendall Square building through April 30, 2018. The continuing charges will relate to the difference between the Company’s estimated future cash flows related to its lease obligations and the actual cash flows that it incurs.

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

P.	Legal Proceedings
On September 6, 2012, a purported shareholder class action, City of Bristol Pension Fund v. Vertex Pharmaceuticals Incorporated, et al., was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of the Company's current and former officers and directors as defendants. The lawsuit alleges that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures during the period from May 7, 2012 through June 28, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. By order dated December 12, 2012, the court appointed the City of Bristol lead plaintiff and appointed the City of Bristol's attorneys lead counsel. The plaintiffs filed an amended complaint on February 11, 2013. The Company filed a motion to dismiss the complaint on April 12, 2013. On May 28, 2013, the plaintiffs filed an opposition to the Company's motion to dismiss the complaint. On June 27, 2013, the Company filed a reply in further support of the Company's motion to dismiss the plaintiffs' complaint. The court has scheduled a hearing on the Company's motion to dismiss for November 25, 2013. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney's fees, as well as disgorgement of the proceeds from certain individual defendants' sales of the Company's common stock. The Company believes that this action is without merit and intends to defend it vigorously. As of September 30, 2013, the Company has not recorded any reserves for this purported class action.

Q.	Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of September 30, 2013 or December 31, 2012.

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

VERTEX PHARMACEUTICALS INCORPORATED

Notes to Condensed Consolidated Financial Statements (Continued)

(unaudited)

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
S. Subsequent Events
On October 29, 2013, the Company adopted a strategic restructuring plan. As a result of the actions to be taken under this restructuring plan, including those taken in the third quarter of 2013, the Company estimates that it will incur aggregate restructuring charges of approximately $35.0 million to $45.0 million, $11.4 million of which was recorded in the third quarter of 2013. Please refer to Note O, "Restructuring Liabilities," for further information.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are in the business of discovering, developing, manufacturing and commercializing small molecule drugs for patients with serious diseases. Our two products are: KALYDECO (ivacaftor), which is approved in the United States, Australia, Canada and Europe for the treatment of patients six years of age and older with cystic fibrosis, or CF, who have a specific genetic mutation that is referred to as the G551D mutation; and INCIVEK (telaprevir), which is approved in the United States and Canada for the treatment of adults with genotype 1 hepatitis C virus, or HCV, infection. We receive royalties from sales in Europe and other countries for telaprevir, where it is marketed as INCIVO, by our collaborator, Janssen Pharmaceutica, N.V.
Our third quarter 2013 revenues included KALYDECO net product revenues of $101.1 million and INCIVEK net product revenues of $85.6 million. As of September 30, 2013, we had cash, cash equivalents and marketable securities of $1.4 billion. Our net product revenues from sales of INCIVEK have declined rapidly over the course of 2013, including a 45% decline in INCIVEK net product revenues in the third quarter of 2013 as compared to the second quarter of 2013. We expect this trend to continue due to reduced demand for current therapies for HCV infection, the anticipated introduction of new competitive therapies in the fourth quarter of 2013 and the reduction in our promotion and support for INCIVEK as a result of the restructuring plan that we implemented in October 2013. In the future, we expect that our net product revenues will be dependent on continued sales of KALYDECO as a monotherapy, the outcomes of ongoing label-expansion programs for ivacaftor monotherapy and the Phase 3 clinical trials of ivacaftor and VX-809 (lumacaftor), and the potential introduction of one or more of our other drug candidates to the market.
We invest in scientific innovation to create transformative medicines for patients with serious diseases, with a focus on specialty markets. Our strategy is to make focused investments to invent and develop innovative drugs, while seeking to maintain a strong financial position. We are focusing most of our drug development investment on the following key programs:
Cystic Fibrosis - Our goal is to develop treatment regimens that will provide benefits to as many patients with CF as possible and to maximize those benefits. We are conducting Phase 3 label-expansion clinical trials and a proof-of-concept clinical trial of ivacaftor monotherapy in patients with certain mutations in their cystic fibrosis transmembrane conductance regulator, or CFTR, gene that were not studied in prior Phase 3 clinical trials. We have submitted a supplemental New Drug Application, or sNDA, to the U.S. Food and Drug Administration, or FDA, and a Marketing Authorization Application, or MAA, variation in the European Union for the use of ivacaftor monotherapy in patients six years of age and older with gating mutations other than the G551D mutation. We have completed enrollment in an international pivotal Phase 3 development program to evaluate combinations of ivacaftor and our investigational CFTR corrector lumacaftor for patients with two copies of the most prevalent genetic mutation that causes CF.
HCV - We are seeking to develop an all-oral, interferon-free treatment regimen that is 12 weeks or less in duration with a goal of providing high viral cure rates and improved tolerability, in order to be commercially competitive in the HCV market of the future. We are conducting Phase 2 clinical trials to evaluate all-oral combination treatment regimens that include our HCV nucleotide analogue VX-135 together with molecules that have potentially complementary mechanisms, such as an HCV protease inhibitor and an HCV NS5A inhibitor.
Autoimmune Diseases - We are evaluating our JAK3 inhibitor, VX-509, in a fully-enrolled Phase 2 clinical trial. In October 2013, we announced that this clinical trial had met its primary endpoints, which were measured after 12 weeks of treatment. We expect 24-week data from this clinical trial in early 2014.
We may seek collaborators for some of our drug candidates in order to diversify risk, broaden or accelerate or otherwise benefit a development program in an effort to fully realize the value of a drug candidate.
We plan to continue investing in our research programs and supporting scientific innovation in order to identify and develop transformative medicines. We believe that pursuing research in diverse areas allows us to balance the risks inherent in drug development and may provide the drug candidates that will form our pipeline in future years. We have on-going research programs, including in the areas of CF, cancer and multiple sclerosis.

CF
KALYDECO (ivacaftor) is approved in the United States, Australia, Canada and the European Union for the treatment of patients with CF six years of age and older who have the G551D mutation on at least one allele of the CFTR gene. KALYDECO is currently available to eligible patients in the United States, England, Scotland, Northern Ireland, Wales, the Republic of Ireland, France, Germany, the Netherlands, Austria, Denmark, Sweden, Norway and Greece. We are in active discussions with relevant agencies in Australia and Canada regarding public reimbursement of KALYDECO in these countries. In October 2013, we presented data from an ongoing rollover clinical trial of patients six years of age and older who have the G551D mutation on at least one allele of the CFTR gene. The data from this clinical trial showed that 144 weeks of continuous treatment with KALYDECO provided durable treatment effects in lung function (FEV1), weight and other measures and a consistent safety profile to what was observed in the 48-week Phase 3 clinical trials that supported approval of KALYDECO.
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
Ivacaftor (monotherapy)
We are conducting Phase 3 label-expansion clinical trials and a Phase 2 proof-of-concept clinical trial of ivacaftor monotherapy:

•
We are evaluating ivacaftor in patients six years of age and older with CF with gating mutations other than the G551D mutation in a Phase 3 clinical trial. In July 2013, we reported that patients in this clinical trial had statistically significant improvements in their lung function (FEV1) and other measures of disease. The safety and tolerability results from this clinical trial were consistent with those observed in prior Phase 3 clinical trials of ivacaftor monotherapy in patients with CF who have the G551D mutation. We submitted an sNDA to the FDA in September 2013 and an MAA variation in the European Union in October 2013 for the use of ivacaftor monotherapy in patients with CF six years of age and older who have gating mutations other than the G551D mutation. We estimate that in North America, Europe and Australia approximately 400 patients with CF six years of age and older have at least one non-G551D gating mutation.

•
We are conducting a fully-enrolled Phase 3 clinical trial evaluating ivacaftor in patients six years of age and older with CF who have the R117H mutation in the CFTR gene on at least one allele. We expect data from this clinical trial to be available at the end of 2013. If this clinical trial is successful, we plan to submit an sNDA to the FDA in early 2014 and an MAA variation in the European Union in the second quarter of 2014 for the use of ivacaftor monotherapy in patients with CF who are six years of age and older who have the R117H mutation in the CFTR gene on at least one allele. We estimate that in North America, Europe and Australia approximately 1,100 patients with CF six years of age and older have at least one copy of the R177H mutation in their CFTR gene. Patients diagnosed with CF who have the R117H mutation exhibit a range of severity and signs and symptoms of the disease, with an average life expectancy in the 50s.

•
We are conducting a fully-enrolled Phase 3 clinical trial in which we are evaluating a pediatric formulation of ivacaftor as a treatment for children with CF two to five years of age with gating mutations in the CFTR gene, including the G551D mutation. We expect data from this clinical trial in the second quarter of 2014. If this clinical trial is successful, we plan to submit an sNDA in the second half of 2014. We estimate that in North America, Europe and Australia approximately 300 patients with CF two to five years of age have a gating mutation.

•
We are conducting a fully-enrolled proof-of-concept Phase 2 clinical trial in which we are evaluating ivacaftor in patients with CF who have clinical evidence of residual CFTR function. We expect data from this clinical trial in the second quarter of 2014. We estimate that in North America, Europe and Australia more than 3,000 patients with CF six years of age and older have non-R117H CFTR mutations that result in residual function.

Lumacaftor in Combination with Ivacaftor
We have completed enrollment of patients in an international pivotal Phase 3 clinical program to evaluate combinations of lumacaftor and ivacaftor in patients with CF who have two copies of the F508del mutation in their CFTR gene (homozygous). We are conducting two 24-week Phase 3 clinical trials, which are referred to as TRAFFIC and TRANSPORT, that are designed to support approval of the combination of lumacaftor and ivacaftor for patients 12 years of age and older. Each Phase 3 clinical trial was designed to enroll approximately 500 patients with CF who are homozygous for the F508del mutation, for a total of approximately 1,000 patients. TRAFFIC and TRANSPORT have the same design and together are being conducted at approximately 200 clinical trial sites in North America, Europe and Australia. We expect data from TRAFFIC and TRANSPORT in mid-2014. If these clinical trials are successful, we plan to submit a New Drug Application, or NDA, to the FDA and an MAA in the European Union in the second half 2014.
We also are enrolling patients in a Phase 2 clinical trial to evaluate lumacaftor in combination with ivacaftor in children with CF six to eleven years of age who have two copies of the F508del mutation. If this Phase 2 clinical trial is successful, we plan to use the data from this clinical trial, along with data from the two Phase 3 clinical trials, for registration in the United States and European Union in patients six to eleven years of age, following registration in patients 12 years of age and older.
We recently began enrollment in an 8-week exploratory Phase 2 clinical trial of lumacaftor in combination with ivacaftor in patients with CF who are 18 years of age and older and who have one copy of the F508del mutation in their CFTR gene and one copy of a mutation in their CFTR gene that is not expected to respond to either ivacaftor or lumacaftor alone. This clinical trial will evaluate a twice-daily administration of lumacaftor (400 mg) and ivacaftor (250 mg) and is designed to provide additional safety and lung function data on the combination of ivacaftor and lumacaftor in heterozygous patients.
We estimate that in North America, Europe and Australia more than 28,000 patients with CF six years of age and older have two copies of the F508del mutation, and more than 17,000 patients with CF six years of age and older have one copy of the F508del mutation and one copy of a non-F508del mutation that is not expected to respond to ivacaftor monotherapy treatment.
VX-661
We recently began enrollment in a Phase 2 clinical trial to evaluate a four-week regimen of VX-661 in combination with ivacaftor in patients with CF who have one copy of the F508del mutation and one copy of the G551D mutation. The evaluation of this regimen is supported by in vitro data presented at the European Cystic Fibrosis Society Conference by our researchers that showed increased chloride transport in human bronchial epithelial cells with one copy of the F508del mutation and one copy of the G551D mutation, with the combination of a corrector compound and ivacaftor as compared to the use of ivacaftor alone. This clinical trial is intended to evaluate whether the addition of a corrector to treatment with KALYDECO can further enhance the clinical benefit received from KALYDECO alone in patients with the G551D and F508del mutation in their CFTR genes. We expect data from this clinical trial in the first quarter of 2014.
We are preparing to conduct a 12-week clinical trial of VX-661 in combination with ivacaftor to evaluate the combination in patients with CF who have two copies of the F508del following recent discussions with regulatory authorities. This clinical trial is designed to provide safety, efficacy and dose-response information to characterize VX-661 for further clinical development. We expect to begin enrollment in this clinical trial in the first quarter of 2014 pending protocol approval from regulatory agencies.
VX-983
Based on the emerging profiles for VX-661 and VX-983, we have prioritized VX-661 and do not intend to further develop VX-983.

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
HCV
Janssen and we currently market INCIVEK/INCIVO (telaprevir) in competition with Merck & Co., Inc.'s VICTRELIS™ (boceprevir), another HCV protease inhibitor that was approved for sale in the United States and Europe in 2011. We expect that a number of new therapies for HCV infection will become available to patients over the next several years. The most advanced competitive drug candidates are Gilead Sciences, Inc.'s, or Gilead's, sofosbuvir (GS-7977) and Janssen's simeprevir (TMC435). Gilead and Janssen have filed NDAs for sofosbuvir and simeprevir, respectively, and FDA advisory committees have unanimously recommended approval of both sofosbuvir and simeprevir. It is anticipated that each of these drug candidates will be approved as a treatment for genotype 1 HCV infection in combination with pegylated-interferon, or peg-IFN, and ribavirin, or RBV, in the fourth quarter of 2013. The top-line results reported by Gilead and Janssen from Phase 3 clinical trials suggest that the safety and efficacy profiles of sofosbuvir and simeprevir will position them, if approved, to take a significant portion of the market for HCV therapies.
We plan to compete in the HCV infection market as it shifts away from current treatment regimens (including our INCIVEK triple-combination therapy) to regimens that incorporate new drugs with improved safety, efficacy and/or tolerability, by pursuing development of all-oral, interferon-free regimens or 12 weeks or less in duration incorporating our HCV nucleotide analogue VX-135. A number of pharmaceutical companies are investigating combination regimens that incorporate one or more of an HCV protease inhibitor, an HCV nucleotide analogue, an HCV non-nucleotide polymerase inhibitor or an NS5A inhibitor. Clinical trials of these investigational combination regimens are being conducted in a wide variety of patient populations, including treatment-naïve and treatment-failure patients, and across all HCV genotypes, which respond differently to different combinations of molecules employing different mechanisms. We expect that the market for any specific HCV treatment regimen, including INCIVEK triple-combination therapy, will be affected by the introduction of new competitive drugs or drug combinations, sales from currently approved drugs, adverse information regarding the safety characteristics or efficacy of the regimen, significant new information regarding potential treatment regimens being evaluated in clinical trials and enrollment of patients in clinical trials being conducted by us or our competitors. We expect that treatment regimens that include the administration of peg-IFN by injection will command a relatively small portion of the overall market.
We are evaluating potential all-oral treatment regimens that include our HCV nucleotide analogue VX-135 in planned and ongoing Phase 2 clinical trials in order to determine which regimen or regimens appear likely to provide benefits to patients and to advance into Phase 3 clinical development. In July 2013, the FDA placed a partial clinical hold on VX-135 in the United States, which is being evaluated in a Phase 2 clinical trial in combination with RBV in patients with genotype 1 HCV infection. The partial clinical hold prevents us from evaluating a 200 mg dose of VX-135 in the United States following observation of reversible elevated liver enzymes in patients who received 400 mg of VX-135 in combination with RBV in a Phase 2 clinical trial in Europe. Further evaluation of VX-135 in the United States is subject to the resolution of the partial clinical hold. We intend to provide further data to the FDA, including sustained viral response data from the ongoing clinical trials described below of VX-135 and RBV and VX-135 and daclatasvir, through the first half of 2014.
We, in collaboration with BMS, are evaluating VX-135 in combination with daclatasvir, an NS5A replication complex inhibitor being developed by BMS, in a Phase 2 clinical trial in New Zealand. Safety and efficacy data from the first part of this clinical trial are expected to be available in early 2014 to inform future development plans for this combination regimen.
We have completed dosing of VX-135 in combination with RBV in two clinical trials that were conducted to generate safety data for VX-135 in combination with RBV and were not intended to evaluate the combination of VX-135 and RBV as a therapeutic regimen.

•
We recently completed dosing of 100 mg and 200 mg of VX-135 in combination with RBV as part of a 12-week Phase 2 clinical trial in Europe. This clinical trial enrolled 10 patients with genotype 1 HCV infection in each 100 mg and 200 mg dose group, and all 20 patients completed 12 weeks of treatment. Both the 100 mg and 200 mg doses were well tolerated, no serious adverse events were reported and no liver or cardiac safety issues were identified. 70 percent and 80 percent of patients in the 100 mg and 200 mg dosing arms, respectively, had undetectable HCV RNA levels within four weeks of initiating treatment. Sustained viral response rates 12 weeks after completion of treatment, or SVR12 rates, were 10 percent and 50 percent for the 100 mg and 200 mg groups, respectively. This clinical trial also evaluated a 400 mg dose of VX-135 in combination with RBV in 10 patients, which was discontinued following the observation of elevated liver enzymes in 3 of 10 patients in this dose group.

•
We have completed dosing of 100 mg of VX-135 in combination with RBV as part of a 12-week Phase 2 clinical trial in the United States. The 100 mg dose group enrolled 10 patients with genotype 1 HCV infection. All 10 patients completed 12 weeks of treatment. The 100 mg dose was well tolerated, no serious adverse events were reported and no liver or cardiac safety issues were identified. All patients achieved undetectable HCV RNA levels during the 12-week dosing period, and 60 percent of patients had undetectable HCV RNA levels within four weeks of initiating treatment. The sustained viral response rate four weeks after completion of treatment was 10 percent.

A drug-drug interaction clinical trial of VX-135 in combination with Janssen's HCV protease inhibitor simeprevir in healthy volunteers is complete. We are discussing with Janssen the design of additional clinical trials of VX-135 in combination with simeprevir in patients with genotype 1 HCV infection.
Some of our competitors' potential all-oral treatment regimens are more advanced, including all-oral treatment regimens that are being evaluated in Phase 3 clinical trials by Gilead and Abbvie, Inc. While the development and regulatory timelines for drug candidates for the treatment of HCV infection are subject to risk and uncertainty, we believe that (i) substantial additional clinical data regarding potential all-oral treatment regimens will become available in 2013 and 2014 and (ii) it is possible that one or more all-oral treatment regimens for genotype 1 HCV infection could be commercially available as soon as late 2014. As a result, if we are successful in developing an all-oral treatment regimen or regimens that include VX-135, independently or with a collaborator, it is likely that our all-oral treatment regimen(s) would compete directly with one or more previously approved all-oral treatment regimens.
Autoimmune Diseases
VX-509 is an investigational oral drug candidate intended to inhibit Janus kinase 3, or JAK3, which is involved in the modulation of lymphocyte that are central to autoimmune disease pathology. We are evaluating VX-509 in a double-blind, randomized, placebo-controlled 24-week Phase 2b clinical trial that enrolled and dosed 358 people with rheumatoid arthritis, or RA, who had active disease despite methotrexate treatment. Patients in the clinical trial continued to receive stable doses of methotrexate during the clinical trial. Up to 20 percent of the patients in the clinical trial could have previously been treated with a single tumor necrosis factor (TNF) inhibitor. Patients in the clinical trial were randomized to receive placebo or one of four dose regimens of VX-509 (100 mg once daily (QD), 150 mg once daily, 200 mg once daily or 100 mg given twice daily (BID)) for 24 weeks.
The primary endpoints of the clinical trial were the proportion of patients who achieved a 20 percent improvement in signs and symptoms of RA, as measured by the ACR improvement criteria, or ACR20, response at week 12 and the change from baseline in Disease Activity Score for 28 joints, or DAS28, at week 12. Additional secondary endpoints were used to evaluate the clinical activity of VX-509, including the proportion of patients who achieved 50 percent and 70 percent improvement in signs and symptoms of RA, or ACR50 and ACR70, respectively, at week 12. In all VX-509 treatment arms, the proportion of patients achieving ACR20 and ACR50 and the decrease from baseline in DAS28 were significantly greater than in placebo. The three highest dose groups showed ACR20 responses of between 58 percent and 68 percent, compared to 18 percent for placebo, and statistically significant ACR70 responses versus placebo.

In the clinical trial, adverse events led to discontinuation in 6.6 percent and 8.5 percent of patients in the VX-509 and placebo groups, respectively. Through 12 weeks, adverse event rates were 51.2 percent for the pooled VX-509 treatment group compared to 38.0 percent for those who received placebo, and the majority of adverse events observed in the clinical trial were mild to moderate. The most common adverse events in the pooled VX-509 treatment group were headache (8.0 percent), hypercholesterolemia (3.8 percent) and nasopharyngitis (3.5 percent). The safety profile of VX-509 was comparable across all treatment groups. Serious adverse events occurred in equal proportions of patients across the pooled VX-509 and placebo treatment groups (5.6 percent). Infections occurred in 22.0 percent of patients in the pooled VX-509 treatment group compared to 15.5 percent in the placebo group, and serious infections occurred in 2.8 percent of patients in the VX-509 group compared to 1.4 percent for placebo. One death, deemed unrelated to study drug, occurred in the VX-509 100 mg BID group and was due to cardiac failure. Elevations in transaminase levels and decreases in median neutrophil and lymphocyte counts were observed in the VX-509 groups and were generally mild.
The clinical trial is ongoing, and we expect 24-week data to be available in early 2014.

Workforce Reduction
On October 29, 2013, we announced a reduction of our workforce primarily related to the support of INCIVEK following the continued and rapid decline in the number of people being treated with INCIVEK as other new medicines for the treatment of HCV infection near approval. This action resulted from our decision to focus our investment on future opportunities in cystic fibrosis and other research and development programs, including VX-135 as part of an all-oral regimen for HCV infection.
As part of this restructuring, we are eliminating approximately 370 full-time positions globally, representing approximately a 15% reduction in our workforce. The eliminated positions included the portion of our U.S. field-based sales force focused on promoting INCIVEK. Approximately 175 positions are being eliminated in Massachusetts. Following the changes, we expect to have approximately 1,800 employees worldwide, including approximately 1,300 in Massachusetts. We estimate that we will incur aggregate restructuring charges of approximately $35.0 million to $45.0 million, including $20.0 million to $25.0 million for employee severance and benefit costs, $6.0 million to $8.0 million in assets associated with this restructuring that have become impaired and $9.0 million to $12.0 million for other costs.
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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Revenues	$221,700	$336,006	$(114,306)	(34)%	$860,818	$1,193,048	$(332,230)	(28)%
Operating costs and expenses	355,765	337,077	18,688	6%	1,490,104	1,113,240	376,864	34%
Other items, net	5,403	(25,396)	n/a	n/a	126,285	(52,867)	n/a	n/a
Net loss (income) attributable to noncontrolling interest (Alios)	4,530	(31,076)	n/a	n/a	13,688	(57,825)	n/a	n/a
Net loss attributable to Vertex	$(124,132)	$(57,543)	$66,589	116%	$(489,313)	$(30,884)	$458,429	1,484%
Net Loss Attributable to Vertex
Net loss attributable to Vertex was $(124.1) million in the third quarter of 2013 compared to net loss attributable to Vertex of $(57.5) million in the third quarter of 2012. Our revenues decreased in the third quarter of 2013 as compared to the third quarter of 2012 due to decreased INCIVEK net product revenues partially offset by increased KALYDECO net product revenues. Our operating costs and expenses increased in the third quarter of 2013 as compared to the third quarter of 2012 due to increased research and development expenses and restructuring expenses recorded in the third quarter of 2013 related to the strategic restructuring plan adopted in October 2013, partially offset by decreased cost of product revenues and sales, general and administrative expenses.
In the nine months ended September 30, 2013, net loss attributable to Vertex was $(489.3) million as compared to net loss attributable to Vertex of $(30.9) million in the nine months ended September 30, 2012. Our revenues decreased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to decreased INCIVEK net product revenues partially offset by increased KALYDECO net product revenues and increased INCIVO royalties. Our operating costs and expenses increased from $1.1 billion in the nine months ended September 30, 2012 to $1.5 billion in the nine months ended September 30, 2013. The increase in operating costs and expenses in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily due to a $412.9 million intangible asset impairment charge for VX-222 recorded in the first quarter of 2013 partially offset by a $78.0 million write-off in the second quarter of 2012 for excess and obsolete INCIVEK inventories.
Stock-based compensation expense was $31.3 million and $27.6 million in the third quarter of 2013 and 2012, respectively, and $103.9 million and $86.6 million in the nine months ended September 30, 2013 and 2012, respectively.
Net Loss Attributable to Vertex per Diluted Share
Net loss attributable to Vertex was $(0.54) per diluted share in the third quarter of 2013 as compared to net loss attributable to Vertex of $(0.27) per diluted share in the third quarter of 2012. Net loss attributable to Vertex was $(2.20) per diluted share in the nine months ended September 30, 2013 compared to net loss attributable to Vertex of $(0.15) per diluted share in the nine months ended September 30, 2012.
Common Shares Outstanding
Our shares of outstanding common stock increased by 16.3 million shares from 217.3 million shares on December 31, 2012 to 233.6 million shares on September 30, 2013 due to the approximately 8.3 million shares of common stock we issued in the second quarter of 2013 in connection with the conversions of our 3.35% convertible senior subordinated notes due 2015, or 2015 Notes, and the approximately 8.0 million shares of common stock we issued in the nine months ended September 30, 2013 pursuant to our employee equity programs.

Revenues

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Product revenues, net	$186,653	$303,501	$(116,848)	(39)%	$708,823	$1,052,149	$(343,326)	(33)%
Royalty revenues	27,012	25,586	1,426	6%	119,705	98,047	21,658	22%
Collaborative revenues	8,035	6,919	1,116	16%	32,290	42,852	(10,562)	(25)%
Total revenues	$221,700	$336,006	$(114,306)	(34)%	$860,818	$1,193,048	$(332,230)	(28)%
Product Revenues, Net

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
INCIVEK	$85,592	$254,340	$(168,748)	(66)%	$446,962	$939,006	$(492,044)	(52)%
KALYDECO	101,061	49,161	51,900	106%	261,861	113,143	148,718	131%
Total product revenues, net	$186,653	$303,501	$(116,848)	(39)%	$708,823	$1,052,149	$(343,326)	(33)%
Our total net product revenues decreased in the third quarter of 2013 as compared to the third quarter of 2012 due to decreased INCIVEK net product revenues in the third quarter of 2013 as compared to the third quarter of 2012, partially offset by increased KALYDECO net product revenues in the third quarter of 2013 as compared to the third quarter of 2012. In the fourth quarter of 2013, we expect that total product revenues will be lower than the fourth quarter of 2012 due to decreased INCIVEK net product revenues.
INCIVEK net product revenues have been declining on a quarterly basis since reaching a peak in the fourth quarter of 2011 and declined by 45% in the third quarter of 2013 as compared to the second quarter of 2013. We expect our INCIVEK net product revenues to continue to decline rapidly due to reduced demand for current therapies for HCV infection, the anticipated introduction of new competitive therapies in the fourth quarter of 2013 and the reduction in our promotion and support for INCIVEK as a result of the strategic restructuring plan that we adopted in October 2013.
We began marketing KALYDECO in the United States in the first quarter of 2012 and in certain international markets in the third quarter of 2012. KALYDECO net product revenues were $101.1 million in the three months ended September 30, 2013, including $44.8 million of net product revenues from international markets. KALYDECO net product revenues increased by 2% in the third quarter of 2013 as compared to the second quarter of 2013. We believe that KALYDECO net product revenues in the fourth quarter of 2013 will be similar to KALYDECO net product revenues in the third quarter of 2013.
Royalty Revenues
Our royalty revenues were $27.0 million and $25.6 million in the three months ended September 30, 2013 and 2012, respectively. Our royalty revenues were $119.7 million and $98.0 million in the nine months ended September 30, 2013 and 2012, respectively. Our royalty revenues from INCIVO were $21.0 million and $20.0 million in the three months ended September 30, 2013 and 2012, respectively, and $104.1 million and $80.8 million in the nine months ended September 30, 2013 and 2012, respectively. Mitsubishi Tanabe's license to market telaprevir in Japan is fully paid.
We recognized royalty revenues related to sales by GlaxoSmithKline of an HIV protease inhibitor that was discovered and developed pursuant to a collaboration with GlaxoSmithKline of $6.0 million and $15.4 million in the three and nine months ended September 30, 2013, respectively, compared to $5.6 million and $17.2 million in the three and nine months ended September 30, 2012, respectively. We sold our rights to these HIV royalties in 2008 for a one-time cash payment of $160.0 million.

Collaborative Revenues

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Janssen	$4,520	$2,604	$21,042	$11,201
Mitsubishi Tanabe	—	—	—	18,879
CFFT and other	3,515	4,315	11,248	12,772
Total collaborative revenues	$8,035	$6,919	$32,290	$42,852
Our collaborative revenues from Janssen relate to the amortization of an up-front payment we received in 2006, net reimbursements (payments) for telaprevir development costs and reimbursements for manufacturing services. We do not expect to earn any future milestone payments pursuant to this collaboration agreement with Janssen.
In the nine months ended September 30, 2012, we recognized collaborative revenues related to a one-time payment that we received from Mitsubishi Tanabe in 2009 and revenues related to manufacturing services we provided to Mitsubishi Tanabe through our third-party manufacturing network. We did not recognize any collaborative revenues from Mitsubishi Tanabe in the nine months ended September 30, 2013 or the three months ended September 30, 2013 and do not expect to recognize any future collaborative revenues pursuant to our collaboration agreement with Mitsubishi Tanabe.
Operating Costs and Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Cost of product revenues	$20,048	$30,680	$(10,632)	(35)%	$75,698	$161,147	$(85,449)	(53)%
Royalty expenses	7,291	7,856	(565)	(7)%	32,315	31,023	1,292	4%
Research and development expenses	228,624	200,161	28,463	14%	669,174	593,076	76,098	13%
Sales, general and administrative expenses	87,754	97,684	(9,930)	(10)%	287,154	326,344	(39,190)	(12)%
Restructuring expense	12,048	696	11,352	1,631%	12,863	1,650	11,213	680%
Intangible asset impairment charge	—	—	—	n/a	412,900	—	412,900	n/a
Total costs and expenses	$355,765	$337,077	$18,688	6%	$1,490,104	$1,113,240	$376,864	34%
Cost of Product Revenues
Our cost of product revenues includes the cost of producing inventories that corresponded to product revenues for the reporting period, plus the third-party royalties payable on our net sales of INCIVEK and KALYDECO. Cost of product revenues decreased in the third quarter of 2013 as compared to the third quarter of 2012 due to decreased product revenues. Cost of product revenues decreased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 primarily due to a $78.0 million write-off of excess and obsolete INCIVEK inventories we recognized in the second quarter of 2012.
Royalty Expenses
Royalty expenses include third-party royalties payable upon net sales of telaprevir by our collaborators and royalty expenses related to a subroyalty payable to a third party on net sales of an HIV protease inhibitor sold by GlaxoSmithKline. Royalty expenses in the third quarter of 2013 decreased by $0.6 million, or 7%, compared to the third quarter of 2012, and increased by $1.3 million, or 4%, in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Research and Development Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Research expenses	$60,246	$56,400	$3,846	7%	$186,329	$175,888	$10,441	6%
Development expenses	168,378	143,761	24,617	17%	482,845	417,188	65,657	16%
Total research and development expenses	$228,624	$200,161	$28,463	14%	$669,174	$593,076	$76,098	13%
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
To date, we have incurred in excess of $6.1 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In recent years, costs related to our CF and HCV programs have represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. In the first half of 2013, we initiated a pivotal Phase 3 clinical program to evaluate lumacaftor in combination with ivacaftor. If these clinical trials are successful, we plan to submit an NDA to the FDA and an MAA in the European Union in the second half of 2014. We cannot make a meaningful estimate when, if ever, our other clinical development programs will generate revenues and cash flows.
Research Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$20,692	$18,714	$1,978	11%	$65,287	$57,536	$7,751	13%
Stock-based compensation expense	6,577	6,268	309	5%	21,252	19,218	2,034	11%
Laboratory supplies and other direct expenses	11,174	8,730	2,444	28%	33,249	30,943	2,306	7%
Contractual services	5,500	5,304	196	4%	16,756	15,983	773	5%
Infrastructure costs	16,303	17,384	(1,081)	(6)%	49,785	52,208	(2,423)	(5)%
Total research expenses	$60,246	$56,400	$3,846	7%	$186,329	$175,888	$10,441	6%

We have maintained a substantial investment in research activities resulting in a 7% increase in research expenses in the third quarter of 2013 as compared to the third quarter of 2012 and a 6% increase in research expenses in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. We expect to continue to invest in our research programs with a focus on identifying drug candidates for specialty markets.
Development Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$41,984	$37,555	$4,429	12%	$130,379	$106,700	$23,679	22%
Stock-based compensation expense	12,646	11,176	1,470	13%	43,060	35,207	7,853	22%
Laboratory supplies and other direct expenses	11,639	7,953	3,686	46%	33,166	27,482	5,684	21%
Contractual services	66,386	58,500	7,886	13%	170,224	157,763	12,461	8%
Drug supply costs	9,773	1,705	8,068	473%	25,873	10,681	15,192	142%
Infrastructure costs	25,950	26,872	(922)	(3)%	80,143	79,355	788	1%
Total development expenses	$168,378	$143,761	$24,617	17%	$482,845	$417,188	$65,657	16%
Our development expenses increased by $24.6 million, or 17%, in the third quarter of 2013 as compared to the third quarter of 2012, principally due to increased compensation expenses, contractual services expenses and drug supply costs. Our development expenses increased by $65.7 million, or 16%, in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, principally due to increased compensation expenses, contractual services expenses and drug supply costs. We expect our development expenses to increase in 2013 as compared to 2012 due to ongoing and planned clinical trials in the areas of CF, HCV infection and autoimmune diseases.
Sales, General and Administrative Expenses

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2013	2012	$	%	2013	2012	$	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$87,754	$97,684	$(9,930)	(10)%	$287,154	$326,344	$(39,190)	(12)%
Sales, general and administrative expenses decreased by 10% and 12% in the three and nine months ended September 30, 2013, respectively, as compared to the three and nine months ended September 30, 2012, primarily due to decreased INCIVEK and KALYDECO marketing expenses in the United States, partially offset by increased KALYDECO marketing expenses in international markets.

Restructuring Expense
On October 29, 2013, we announced a reduction of our workforce. As part of this restructuring, we are eliminating approximately 370 full-time positions globally, representing approximately a 15% reduction in our workforce. We estimate that we will incur aggregate restructuring charges of approximately $35.0 million to $45.0 million, including $20.0 million to $25.0 million for employee severance and benefit costs, $6.0 million to $8.0 million in assets associated with this restructuring that have become impaired and $9.0 million to $12.0 million for other costs. We recorded $11.4 million of these restructuring charges in the third quarter of 2013. Prior to this workforce reduction, our restructuring expense primarily related to remaining lease obligations for space that we do not occupy following restructuring activities in 2003.
In the three months ended September 30, 2013 and 2012, we recorded restructuring expense of $12.0 million and $0.7 million, respectively. In the nine months ended September 30, 2013 and 2012, we recorded restructuring expense of $12.9 million and $1.7 million, respectively.
Intangible Asset Impairment Charge
In the first quarter of 2013, we evaluated for impairment VX-222, an HCV polymerase inhibitor that we acquired through our acquisition of ViroChem Pharma Inc. in 2009. We evaluated the fair value of VX-222 from the perspective of a market participant and, based on our analysis, determined that the fair value of VX-222 was zero as of March 31, 2013. Accordingly, we recorded a $412.9 million impairment charge in the nine months ended September 30, 2013. In connection with this impairment charge, we recorded a credit of $127.6 million in our provision for income taxes, resulting in a net effect on net loss attributable to Vertex related to this impairment charge of $285.3 million in the nine months ended September 30, 2013.
Other Items, net
Other income (expense), net
Other income (expense), net was $4.7 million and $(6.6) million in the three and nine months ended September 30, 2013, respectively, compared to $(4.0) million and $(11.4) million in the three and nine months ended September 30, 2012, respectively. Other income (expense), net consists of interest income, interest expense and realized foreign exchange gain (loss).
Income Taxes
In the three months ended September 30, 2013, we recorded a net benefit from income taxes of $0.8 million. This benefit from income taxes was due to a benefit from income taxes of $3.3 million attributable to noncontrolling interest (Alios) offset by a provision for income taxes of $2.6 million attributable to Vertex. In the first quarter of 2013, we determined that the fair value of VX-222 was zero, which resulted in an impairment charge of $412.9 million in the nine months ended September 30, 2013. In connection with this impairment charge, we wrote-off the associated deferred tax liability of $127.6 million as a benefit in our condensed consolidated statements of operations in the nine months ended September 30, 2013.
For the three and nine months ended September 30, 2012, we recorded a benefit from and a provision for income taxes attributable to Vertex of $0.0 million and $1.1 million, respectively, and a provision for income taxes attributable to noncontrolling interest (Alios) of $21.4 million and $40.4 million, respectively.
Noncontrolling Interest (Alios)
The net loss (income) attributable to noncontrolling interest (Alios) recorded on our condensed consolidated statements of operations reflects Alios’ net loss for the reporting period, adjusted for any changes during the reporting period in the fair value of the contingent milestone and royalty payments payable by us to Alios BioPharma, Inc., or Alios.

A summary of net loss (income) attributable to noncontrolling interest (Alios) in the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Loss before provision for (benefit from) income taxes	$9,056	$5,090	$21,177	$14,581
Decrease (increase) in fair value of contingent milestone and royalty payments	(1,220)	(57,560)	1,600	(112,760)
Provision for (benefit from) income taxes	(3,306)	21,394	(9,089)	40,354
Net loss (income) attributable to noncontrolling interest (Alios)	$4,530	$(31,076)	$13,688	$(57,825)
In the three and nine months ended September 30, 2013, the fair value of the contingent milestone payments and royalties payable by us to Alios related to the HCV nucleotide analogue program increased by $1.2 million and decreased by $1.6 million, respectively.
In the three and nine months ended September 30, 2012, the fair value of contingent milestone and royalty payments increased by $57.6 million and $112.8 million, respectively, primarily because we received positive clinical data from a Phase 1 clinical trial evaluating ALS-2200, now being developed as VX-135, which increased the probability that Alios would earn future payments from us under the license and collaboration agreement we entered into with Alios in June 2011.
Since June 2011, the fair value of the contingent milestone and royalty payments payable by us to Alios has increased by $183.3 million as a result of the advances in the clinical development program for VX-135. Increases in the fair value of the contingent milestone payments and royalties payable by us to Alios result in an increase in net loss attributable to Vertex (or a decrease in net income attributable to Vertex) on a dollar-for-dollar basis. If VX-135 continues to advance in clinical development, we expect to record additional increases in the fair value of these contingent milestone and royalty payments. Changes in the fair value of these contingent milestone and royalty payments and the effects of these changes on net loss were material in the periods presented and may be material in future periods.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2013, we had cash, cash equivalents and marketable securities, excluding Alios’ cash and cash equivalents, of $1.4 billion, which was an increase of $101.4 million from $1.3 billion as of December 31, 2012. This increase was due to cash receipts from product sales and royalties and $242.4 million in cash we received from issuances of common stock pursuant to employee benefit plans, partially offset by cash expenditures we made during the nine months ended September 30, 2013 related to, among other things, research and development expenses and sales, general and administrative expenses, as well as $114.8 million for capital expenditures for property and equipment. In addition, in the nine months ended September 30, 2013, we began supporting $31.9 million in irrevocable stand-by letters of credit issued in support of property leases and other similar agreements with an unsecured credit facility with a one-year term. We previously had cash-collateralized these stand-by letters of credit. As a result of this credit facility, our restricted cash decreased by $31.8 million net of other activity recorded during the nine months ended September 30, 2013 and our cash and cash equivalents increased by a corresponding amount.
As of December 31, 2012, we had $400.0 million in aggregate principal amount of 2015 Notes. In addition to the $400.0 million in aggregate principal amount, which was scheduled to mature on October 1, 2015, we were scheduled to make interest payments in an aggregate amount of $33.5 million during the period from June 30, 2013 through October 1, 2015. In the second quarter of 2013, we called the 2015 Notes for redemption pursuant to a soft-call provision in the 2015 Notes that permitted us to call the 2015 Notes if the price of our common stock exceeded 130% of the conversion price over a specified period. In response to our call of the 2015 Notes for redemption, the holders of the 2015 Notes converted the 2015 Notes into 8.2 million shares of our common stock and received an additional 0.1 million shares of our common stock to compensate them for the semi-annual interest payment that would have been payable on October 1, 2013. As a result of these conversions, as of September 30, 2013, we had no remaining 2015 Notes and our future cash commitments related to the 2015 Notes had been reduced by $400.0 million in aggregate principal amount of 2015 Notes plus the associated future interest payments.

Sources of Liquidity
We intend to rely on cash flows from product sales as our primary source of liquidity and cash flows from royalties as a secondary source of liquidity. Our cash flows from product sales have been decreasing in recent periods, and our future cash flows from product sales will be dependent on continued sales of KALYDECO as a monotherapy, the outcomes of ongoing label-expansion programs for ivacaftor monotherapy and the Phase 3 clinical trials of ivacaftor and VX-809 (lumacaftor), and the potential introduction of one or more of our other drug candidates to the market. In recent periods, we also have received significant proceeds from the issuance of common stock under our employee benefit plans, but the amount and timing of future proceeds from employee benefits plans is uncertain. Other possible sources of liquidity include commercial debt, public and private offerings of our equity and debt securities, strategic collaborative agreements that include research and/or development funding, development milestones and royalties on the sales of products, software and equipment leases, strategic sales of assets or businesses and financial transactions.
Future Capital Requirements
We are incurring substantial expenses on our research and development programs and to commercialize KALYDECO. In addition, we have substantial facility and capital lease obligations, including leases for two buildings at Fan Pier that continue through 2028.
We expect that cash flows from KALYDECO and INCIVEK/INCIVO together with our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amounts of future revenues generated by KALYDECO and INCIVEK/INCIVO, and the number, breadth, cost and prospects of our research and development programs.
Financing Strategy
Although we do not have any plans to do so in the near term, we may raise additional capital through public offerings or private placements of our securities. In addition, we may raise additional capital through securing new collaborative agreements or other methods of financing. We will continue to manage our capital structure and to consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.
CONTRACTUAL COMMITMENTS AND OBLIGATIONS
Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission, or SEC, on March 1, 2013. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K, except that as of September 30, 2013 none of our 2015 Notes remained outstanding and as a result our total commitments and obligations for 2013-2015 decreased by $400.0 million in aggregate principal amount of 2015 Notes plus the associated future interest payments.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the three months ended September 30, 2013, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note A, "Basis of Presentation and Accounting Policies," in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements. There were no new accounting pronouncements adopted during the three and nine months ended September 30, 2013 that had a material effect on our financial statements.
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
Foreign Exchange Market Risk
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, Swiss Franc, British Pound and Canadian Dollar against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables, payables and inventories, and calculations of royalties receivable from net sales denominated in foreign currencies. Both positive and negative affects to our net revenues from international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite affect that foreign currency exchange rates have on our international operating costs and expenses.
In the fourth quarter of 2013, we plan to implement a foreign currency management program with the objective of reducing the volatility of exchange rate fluctuations on our operating results and to increase the visibility of the foreign exchange impact on forecasted revenues.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of September 30, 2013 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1.     Legal Proceedings
On September 6, 2012, a purported shareholder class action, City of Bristol Pension Fund v. Vertex Pharmaceuticals Incorporated, et al., was filed in the United States District Court for the District of Massachusetts, naming us and certain of our current and former officers and directors as defendants. The lawsuit alleges that we made material misrepresentations and/or omissions of material fact in our public disclosures during the period from May 7, 2012 through June 28, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. By order dated December 12, 2012, the court appointed the City of Bristol lead plaintiff and appointed the City of Bristol's attorneys lead counsel. The plaintiffs filed an amended complaint on February 11, 2013. We filed a motion to dismiss the complaint on April 12, 2013. On May 28, 2013, the plaintiffs filed an opposition to our motion to dismiss the complaint. On June 27, 2013, we filed a reply in further support of our motion to dismiss the plaintiffs' complaint. The court has scheduled a hearing on our motion to dismiss for November 25, 2013.
The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney's fees, as well as disgorgement of the proceeds from certain individual defendants' sales of our common stock. We believe that this action is without merit and intend to defend it vigorously.
Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K except as set forth in Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
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

•	our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for ivacaftor, lumacaftor, VX-135, VX-509 and VX-661;

•
our expectations regarding the timing of data from our clinical trials of ivacaftor monotherapy and lumacaftor in combination with ivacaftor, the possibility of using that data to support regulatory submissions and the timing of those potential submissions;

•	our ability to successfully market INCIVEK and/or KALYDECO or any of our other drug candidates for which we obtain regulatory approval;

•
our expectations regarding the timing and structure of clinical trials of our drugs and drug candidates, including, ivacaftor, lumacaftor, VX-135, VX-509 and VX-661, and the expected timing of our receipt of data from our ongoing and planned clinical trials;

•	our intent to provide further data to the FDA, including sustained viral response data from our ongoing clinical trials of VX-135 and RBV and VX-135 and daclatasvir, through the first half of 2014;

•	the data that will be generated by ongoing and planned clinical trials and the ability to use that data to advance molecules, continue development or support regulatory filings;

•	our beliefs regarding the support provided by clinical trials and preclinical and nonclinical studies of our drug candidates for further investigation, clinical trials or potential use as a treatment;

•
the focus of our drug development efforts and our financial and management resources and our plan to continue investing in our research and development programs and our strategy to develop our drug candidates, alone or with third party-collaborators;

•	the establishment, development and maintenance of collaborative relationships;

•	potential business development activities;

•	our estimates regarding the charges associated with the October 2013 workforce reduction and restructuring activities;

•	our ability to use our research programs to identify and develop new drug candidates to address serious diseases and significant unmet medical needs;

•	our estimates regarding obligations associated with a lease of a facility in Kendall Square, Cambridge, Massachusetts; and

•	our liquidity and our expectations regarding the possibility of raising additional capital.
Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 1, 2013 and was supplemented by Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which was filed with the SEC on August 2, 2013. These are factors and uncertainties that we think could cause our actual results to differ materially from expected results. Other factors and uncertainties besides those listed there could also adversely affect us.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	19,506	$0.01	—	—
August 1, 2013 to August 31, 2013	38,061	$0.01	—	—
September 1, 2013 to September 30, 2013	29,099	$0.01	—	—
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

Vertex Pharmaceuticals Incorporated

November 7, 2013	By:	/s/ Ian F. Smith
Ian F. Smith
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)