Form 10-Q
period 2014-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2014-05-05
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	236,194,337
Class	Outstanding at April 25, 2014

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014

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

Part I. Financial Information
Item 1.    Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product revenues, net	$103,461	$267,381
Royalty revenues	10,733	43,573
Collaborative revenues	4,257	17,414
Total revenues	118,451	328,368
Costs and expenses:
Cost of product revenues	8,572	30,955
Royalty expenses	6,904	11,788
Research and development expenses	238,963	218,095
Sales, general and administrative expenses	74,212	92,879
Restructuring expenses	6,188	39
Intangible asset impairment charge	—	412,900
Total costs and expenses	334,839	766,656
Loss from operations	(216,388)	(438,288)
Interest expense, net	(15,717)	(3,465)
Other income (expense), net	451	(1,187)
Loss before provision for (benefit from) income taxes	(231,654)	(442,940)
Provision for (benefit from) income taxes	803	(130,313)
Net loss	(232,457)	(312,627)
Net loss attributable to noncontrolling interest (Alios)	—	4,611
Net loss attributable to Vertex	$(232,457)	$(308,016)
Net loss per share attributable to Vertex common shareholders:
Basic	$(1.00)	$(1.43)
Diluted	$(1.00)	$(1.43)
Shares used in per share calculations:
Basic	232,887	215,421
Diluted	232,887	215,421
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(232,457)	$(312,627)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable securities	(27)	11
Unrealized losses on foreign currency forward contracts	(36)	—
Foreign currency translation adjustment	72	(610)
Total changes in other comprehensive loss	9	(599)
Comprehensive loss	(232,448)	(313,226)
Comprehensive loss attributable to noncontrolling interest (Alios)	—	4,611
Comprehensive loss attributable to Vertex	$(232,448)	$(308,615)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$424,045	$569,299
Marketable securities, available for sale	900,155	895,777
Accounts receivable, net	59,858	85,517
Inventories	11,261	14,147
Prepaid expenses and other current assets	35,011	23,836
Total current assets	1,430,330	1,588,576
Restricted cash	130	130
Property and equipment, net	726,204	696,911
Goodwill	30,992	30,992
Other assets	9,452	2,432
Total assets	$2,197,108	$2,319,041
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$49,571	$49,327
Accrued expenses	234,386	271,077
Deferred revenues, current portion	28,836	21,510
Accrued restructuring expenses, current portion	9,911	14,286
Capital lease obligations, current portion	18,323	16,893
Other liabilities, current portion	32,473	24,736
Total current liabilities	373,500	397,829
Deferred revenues, excluding current portion	43,889	49,459
Accrued restructuring expenses, excluding current portion	13,956	14,067
Capital lease obligations, excluding current portion	49,495	48,754
Construction financing lease obligation, excluding current portion	473,360	440,937
Other liabilities, excluding current portion	12,030	11,590
Total liabilities	966,230	962,636
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at March 31, 2014 and December 31, 2013; 236,201,333 and 233,788,852 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2,334	2,320
Additional paid-in capital	5,428,193	5,321,286
Accumulated other comprehensive loss	(297)	(306)
Accumulated deficit	(4,199,352)	(3,966,895)
Total Vertex shareholders’ equity	1,230,878	1,356,405
Total liabilities and shareholders’ equity	$2,197,108	$2,319,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest (Alios)	Total Shareholders’ Equity	Redeemable Noncontrolling Interest (Alios)
	Shares	Amount
Balance, December 31, 2012	217,287	$2,149	$4,519,448	$(550)	$(3,521,867)	$999,180	$196,672	$1,195,852	$38,530
Unrealized holding gains on marketable securities				11		11		11
Foreign currency translation adjustment				(610)		(610)		(610)
Net loss					(308,016)	(308,016)	(4,611)	(312,627)
Issuance of common stock under benefit plans	1,365	11	24,088			24,099	3	24,102
Stock-based compensation expense			31,451			31,451	123	31,574
Change in liquidation value of noncontrolling interest							(342)	(342)	342
Balance, March 31, 2013	218,652	$2,160	$4,574,987	$(1,149)	$(3,829,883)	$746,115	$191,845	$937,960	$38,872

Balance, December 31, 2013	233,789	$2,320	$5,321,286	$(306)	$(3,966,895)	$1,356,405	$—	$1,356,405	$—
Unrealized holding losses on marketable securities				(27)		(27)		(27)
Unrealized losses on foreign currency forward contracts				(36)		(36)		(36)
Foreign currency translation adjustment				72		72		72
Net loss					(232,457)	(232,457)		(232,457)
Issuance of common stock under benefit plans	2,412	14	60,120			60,134		60,134
Stock-based compensation expense			46,787			46,787		46,787
Balance, March 31, 2014	236,201	$2,334	$5,428,193	$(297)	$(4,199,352)	$1,230,878	$—	$1,230,878	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(232,457)	$(312,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	15,788	10,691
Stock-based compensation expense	46,580	31,275
Other non-cash based compensation expense	—	2,432
Intangible asset impairment charge	—	412,900
Deferred income taxes	—	(128,703)
Other non-cash items, net	(173)	(975)
Changes in operating assets and liabilities:
Accounts receivable, net	25,237	(48,834)
Inventories	2,488	9,231
Prepaid expenses and other assets	(17,937)	(24,986)
Accounts payable	978	(40,571)
Accrued expenses and other liabilities	(13,536)	23,236
Accrued restructuring expense	(4,486)	(869)
Deferred revenues	1,756	2,022
Net cash used in operating activities	(175,762)	(65,778)
Cash flows from investing activities:
Purchases of marketable securities	(380,949)	(458,971)
Sales and maturities of marketable securities	376,544	430,535
Expenditures for property and equipment	(15,526)	(16,607)
Decrease in restricted cash and cash equivalents (Alios)	—	6,975
Decrease (increase) in deposits	(476)	472
Net cash used in investing activities	(20,407)	(37,596)
Cash flows from financing activities:
Issuances of common stock from employee benefit plans	60,134	21,670
Payments on capital lease obligations	(2,622)	(10,096)
Payments on construction financing lease obligation	(15,146)	(17,709)
Payments returned related to construction financing lease obligation	8,050	—
Net cash provided by (used in) financing activities	50,416	(6,135)
Effect of changes in exchange rates on cash	499	(799)
Net decrease in cash and cash equivalents	(145,254)	(110,308)
Cash and cash equivalents—beginning of period	569,299	489,407
Cash and cash equivalents—end of period	$424,045	$379,099
Supplemental disclosure of cash flow information:
Cash paid for interest	$15,970	$243
Cash paid for income taxes	$140	$1,541
Capitalization of costs related to construction financing lease obligation	$25,564	$66,052
Assets acquired under capital lease	$3,619	$—
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
The condensed consolidated financial statements reflect the operations of (i) the Company and (ii) its wholly-owned subsidiaries. In addition, the condensed consolidated financial statements for the period from June 13, 2011 through December 31, 2013, reflect the operations of Alios BioPharma, Inc. (“Alios”), a collaborator that was a variable interest entity (a “VIE”) for which the Company was deemed under applicable accounting guidance to have a variable interest and be the primary beneficiary. As of December 31, 2013, the Company deconsolidated Alios, and the Company's consolidated balance sheets as of March 31, 2014 and December 31, 2013 exclude Alios. All material intercompany balances and transactions have been eliminated. The Company operates in one segment, pharmaceuticals.

Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2014 and 2013.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 that was filed with the Securities and Exchange Commission (the "SEC") on February 11, 2014 (the "2013 Annual Report on Form 10-K").
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
The Company's significant accounting policies are described in Note A, "Nature of Business and Accounting Policies," in the 2013 Annual Report on Form 10-K.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note A, "Nature of Business and Accounting Policies—Recent Accounting Pronouncements," in the 2013 Annual Report on Form 10-K. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2014 that had a material effect on the Company's condensed consolidated financial statements.

B.	Product Revenues, Net
The Company sells its products principally to a limited number of major and selected regional wholesalers and specialty pharmacy providers in North America as well as government-owned and supported customers in Europe (collectively, its “Customers”). The Company's Customers in North America subsequently resell the products to patients and health care

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

providers. The Company recognizes net revenues from product sales upon delivery as long as (i) there is persuasive evidence that an arrangement exists between the Company and the Customer, (ii) collectibility is reasonably assured and (iii) the price is fixed or determinable.
In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from sales to Customers and (ii) reasonably estimate its net product revenues upon delivery to its Customer's locations. The Company calculates gross product revenues based on the price that the Company charges its Customers. The Company estimates its net product revenues by deducting from its gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and Customer fees, (b) estimated government and private payor rebates, chargebacks and discounts, (c) estimated reserves for expected product returns and (d) estimated costs of incentives offered to certain indirect customers, including patients. The Company makes significant estimates and judgments that materially affect the Company's recognition of net product revenues. In certain instances, the Company may be unable to reasonably conclude that the price is fixed or determinable at the time of delivery, in which case it defers the recognition of revenues. Once the Company is able to determine that the price is fixed or determinable, it recognizes the revenues associated with the units in which revenue recognition was deferred.
The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2014:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2013	$1,535	$68,244	$15,799	$1,555	$87,133
Provision related to current period sales	2,489	16,160	349	600	19,598
Adjustments related to prior period sales	(10)	4,170	2,205	1	6,366
Credits/payments made	(3,128)	(34,006)	(3,311)	(995)	(41,440)
Balance at March 31, 2014	$886	$54,568	$15,042	$1,161	$71,657

C.	Collaborative Arrangements
Janssen Pharmaceutica NV
In 2006, the Company entered into a collaboration agreement with Janssen Pharmaceutica NV ("Janssen") for the development, manufacture and commercialization of telaprevir, which Janssen began marketing under the brand name INCIVO in certain of its territories in September 2011. Under the collaboration agreement, Janssen agreed to be responsible for 50% of the drug development costs incurred under the development program for the parties’ territories (North America for the Company, and the rest of the world, other than specified countries in Asia, for Janssen) and has exclusive rights to commercialize telaprevir in its territories including Europe, South America, the Middle East, Africa and Australia. In November 2013, the Company and Janssen amended the collaboration agreement (the "2013 Janssen Amendment," as amended the "Janssen Agreement").
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
Janssen paid the Company a tiered royalty averaging in the mid-20% range as a percentage of net sales of INCIVO in Janssen’s territories through 2013. In addition, Janssen is responsible for certain third-party royalties on net sales of INCIVO in its territories.
Pursuant to the 2013 Janssen Amendment, (i) Janssen made a payment of $152.0 million to the Company in the fourth quarter of 2013; (ii) Janssen's obligations to pay the Company royalties on net sales of INCIVO (telaprevir) terminated after

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the fourth quarter of 2013; and (iii) Janssen received a fully-paid license to commercialize INCIVO in its territories, subject to the continued payment of certain third-party royalties on its net sales of INCIVO. The Company and Janssen continue to perform activities related to the telaprevir development program.
The Company determined that the 2013 Janssen Amendment was a material modification to the Janssen Agreement because there was a material change to the consideration and deliverables under the agreement and determined that there is one undelivered element under the Janssen Agreement, as amended, which is the continuation of certain telaprevir development activities. The Company recognized $182.4 million of collaborative revenues pursuant to the Janssen Agreement in the fourth quarter of 2013. This amount was primarily attributable to (i) the residual consideration received from Janssen, including the $152.0 million fourth quarter 2013 payment and the remaining deferred revenues related to the 2006 up-front payment, less (ii) the best estimate of selling price for the remaining telaprevir development activities. As of March 31, 2014, the remaining deferred revenue balance related to the Janssen collaboration was $4.3 million and will be recognized as collaborative revenues as telaprevir development program activities are completed. In addition to the collaborative revenues, the Company will continue to record royalty revenues and corresponding royalty expenses related to third-party royalties that Janssen remains responsible for based on INCIVO net sales.
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
During the three months ended March 31, 2014 and 2013, the Company recognized the following revenues attributable to the Janssen collaboration:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Royalty revenues (INCIVO)	$4,935	$39,044
Collaborative revenues:
Up-front and amendment payments revenues	$—	$3,107
Net reimbursement (payment) for telaprevir development costs	1,389	(27)
Reimbursement for manufacturing services	—	10,299
Total collaborative revenues attributable to the Janssen collaboration	$1,389	$13,379
Total revenues attributable to the Janssen collaboration	$6,324	$52,423
Mitsubishi Tanabe Pharma Corporation
The Company has a collaboration agreement (the “MTPC Agreement”) with Mitsubishi Tanabe Pharma Corporation ("Mitsubishi Tanabe") pursuant to which Mitsubishi Tanabe has a fully-paid license to manufacture and commercialize TELAVIC (the brand name under which Mitsubishi Tanabe is marketing telaprevir) in Japan and other specified countries in Asia. The Company recognized no collaborative revenues attributable to the Mitsubishi Tanabe collaboration in the three months ended March 31, 2014 and 2013.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

KALYDECO (ivacaftor), lumacaftor (VX-809), VX-661 and any other compounds discovered during the course of the research collaboration with CFFT.
During the three months ended March 31, 2014 and 2013, the Company recognized the following revenues attributable to the CFFT collaboration:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Collaborative revenues attributable to the CFFT collaboration	$2,868	$3,559
In the original agreement, as amended prior to the April 2011 Amendment, the Company agreed to pay CFFT tiered royalties calculated as a percentage, ranging from single digits to sub-teens, of annual net sales of any approved drugs discovered during the research term that ended in 2008, including KALYDECO, lumacaftor and VX-661. The April 2011 Amendment provides for a tiered royalty in the same range on net sales of corrector compounds discovered during the research term that began in 2011 and ended in February 2014. In each of the third quarter of 2012 and first quarter of 2013, CFFT earned a commercial milestone payment of $9.3 million from the Company upon achievement of certain sales levels for KALYDECO. These milestones were reflected in the Company's cost of product revenues. There are no additional commercial milestone payments payable by the Company to CFFT related to sales levels for KALYDECO. The Company also is obligated to make up to two one-time commercial milestone payments to CFFT upon achievement of certain sales levels for corrector compounds such as lumacaftor or VX-661.
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
Alios BioPharma, Inc.
License and Collaboration Agreement
In June 2011, the Company entered into a license and collaboration agreement (the “Alios Agreement”) with Alios, a privately-held biotechnology company. Pursuant to the Alios Agreement, the Company and Alios collaborated on the research, development and commercialization of HCV nucleotide analogues discovered by Alios through April 2014. In April 2014, Vertex and Alios amended the Alios Agreement to eliminate the Company's obligations to conduct further development activities with respect to VX-135. The Company does not expect to conduct any further development activities with respect to VX-135 and plans to seek to outlicense its rights to VX-135.
Under the terms of the Alios Agreement, the Company received exclusive worldwide rights to ALS-2200 (now formulated as VX-135) and ALS-2158, a second HCV nucleotide analogue discovered by Alios that was developed pursuant to the Alios agreement through the third quarter of 2012. Alios and the Company began clinical development of ALS-2200 (VX-135) and ALS-2158 in December 2011. The Company is responsible for all costs related to development, commercialization and manufacturing of each compound licensed to the Company pursuant to the Alios Agreement and provided funding to Alios to conduct the Phase 1 clinical trials for ALS-2200 and ALS-2158. In addition, the Company provided funding for a research program, which ended in 2013, directed to the discovery of additional HCV nucleotide analogues that act on the HCV polymerase.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Upon entering into the Alios Agreement, the Company paid Alios a $60.0 million up-front payment. As of March 31, 2014, Alios had earned an aggregate of $60.0 million in development milestone payments pursuant to the Alios Agreement. The Alios Agreement provides for development milestone payments if VX-135 is approved and commercialized. In addition, Alios is eligible to receive commercial milestone payments, as well as tiered royalties on net sales of VX-135.
The Company may terminate the Alios Agreement upon 60 days’ notice to Alios. The Alios Agreement also may be terminated by either party for a material breach by the other, or if the Company challenges certain Alios patents, in each case subject to notice and cure provisions. Unless earlier terminated, the Alios Agreement will continue in effect until the expiration of the Company’s royalty obligations, which expire on a country-by-country basis on the later of (a) the date the last-to-expire patent covering a licensed product expires or (b) 10 years after the first commercial sale in the country.
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
Accordingly, the Company consolidated Alios’ financial statements with the Company’s condensed consolidated financial statements from June 13, 2011 through December 31, 2013. However, the Company’s interests in Alios were limited to those accorded to the Company in the Alios Agreement. In particular, the Company did not acquire any equity interest in Alios, any interest in Alios’ cash and cash equivalents or any control over Alios’ activities that do not relate to the Alios Agreement. Alios does not have any right to the Company’s assets except as provided in the Alios Agreement.
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
The Company continues to have significant continuing involvement with Alios due to the Alios Agreement, as amended; therefore, the deconsolidation of Alios is not presented as discontinued operations in the Company's condensed consolidated financial statements as of March 31, 2014. The Company will evaluate whether it continues to have significant continuing involvement with Alios for a period of one year from the December 31, 2013 deconsolidation date.
Noncontrolling Interest (Alios)
Prior to the deconsolidation, the Company recorded net loss (income) attributable to noncontrolling interest (Alios) on its condensed consolidated statements of operations, reflecting Alios' net loss (income) for the reporting period, adjusted for changes in the fair value of contingent milestone payments and royalties payable by the Company to Alios, which was evaluated each reporting period. A summary of net loss attributable to noncontrolling interest (Alios) for the three months ended March 31, 2013 is as follows:

Three Months Ended March 31, 2013
(in thousands)
Loss before benefit from income taxes	$5,297
Decrease in fair value of contingent milestone and royalty payments	2,740
Benefit from income taxes	(3,426)
Net loss attributable to noncontrolling interest (Alios)	$4,611
The Company did not have a corresponding net loss (income) attributable to noncontrolling interest (Alios) for the three months ended March 31, 2014 due to the deconsolidation of Alios.

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
The Company did not include the securities described in the following table in the computation of the net loss attributable to Vertex per common share calculations because the effect would have been anti-dilutive during each period:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Stock options	16,078	21,848
Convertible senior subordinated notes	—	8,192
Unvested restricted stock and restricted stock units	2,842	2,682

E.	Fair Value Measurements
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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2014, the Company’s investments were in money market funds, government-sponsored enterprise securities, corporate debt securities and commercial paper.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

As of March 31, 2014, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds and government-sponsored enterprise securities. The Company’s financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations. During the three months ended March 31, 2014 and 2013, the Company did not record an other-than-temporary impairment charge related to its financial assets.
The following table sets forth the Company’s financial assets subject to fair value measurements:

	Fair Value Measurements as of March 31, 2014
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$141,583	$141,583	$—	$—
Marketable securities:
Government-sponsored enterprise securities	607,923	607,923	—	—
Commercial paper	81,010	—	81,010	—
Corporate debt securities	211,222	—	211,222	—
Total	$1,041,738	$749,506	$292,232	$—
In December 2013, the Company initiated a hedging program intended to mitigate the effect of changes in foreign exchange rates for a portion of the Company’s product revenues denominated in Euros, which included foreign currency forward contracts that were designated as cash flow hedges. The notional amount of Euro denominated foreign currency forward contracts as of March 31, 2014 was $24.6 million. The changes in fair value of these foreign currency forward contracts included in accumulated other comprehensive loss and the gross fair value of foreign currency forward assets and liabilities included on the condensed consolidated balance sheet as of March 31, 2014 were not material.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

F.	Marketable Securities
A summary of the Company’s cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of March 31, 2014
Cash and cash equivalents:
Cash and money market funds	$424,045	$—	$—	$424,045
Total cash and cash equivalents	$424,045	$—	$—	$424,045
Marketable securities:
Government-sponsored enterprise securities (due within 1 year)	$607,934	$16	$(28)	$607,922
Commercial paper (due within 1 year)	80,950	60	—	81,010
Corporate debt securities (due within 1 year)	196,420	18	(45)	196,393
Corporate debt securities (due after 1 year through 5 years)	14,836	1	(7)	14,830
Total marketable securities	$900,140	$95	$(80)	$900,155
Total cash, cash equivalents and marketable securities	$1,324,185	$95	$(80)	$1,324,200

As of December 31, 2013
Cash and cash equivalents:
Cash and money market funds	$569,299	$—	$—	$569,299
Total cash and cash equivalents	$569,299	$—	$—	$569,299
Marketable securities:
Government-sponsored enterprise securities (due within 1 year)	$600,496	$7	$(53)	$600,450
Commercial paper (due within 1 year)	83,384	109	—	83,493
Corporate debt securities (due within 1 year)	189,674	14	(34)	189,654
Corporate debt securities (due after 1 year through 5 years)	22,181	6	(7)	22,180
Total marketable securities	$895,735	$136	$(94)	$895,777
Total cash, cash equivalents and marketable securities	$1,465,034	$136	$(94)	$1,465,076

G.	Accumulated Other Comprehensive Loss
A summary of the Company's changes in accumulated other comprehensive loss by component is shown below:

	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2013	$(325)	$42	$(23)	$(306)
Other comprehensive income (loss) before reclassifications	72	(27)	(39)	6
Amounts reclassified from accumulated other comprehensive loss	—	—	3	3
Net current period other comprehensive income (loss)	$72	$(27)	$(36)	$9
Balance at March 31, 2014	$(253)	$15	$(59)	$(297)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2012	$(745)	$195	$—	$(550)
Other comprehensive income (loss) before reclassifications	(610)	11	—	(599)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	$(610)	$11	$—	$(599)
Balance at March 31, 2013	$(1,355)	$206	$—	$(1,149)
For the three months ended March 31, 2014, there were no material amounts reclassified from accumulated other comprehensive loss.

H.	Inventories
The following table sets forth the Company’s inventories by type:

	As of March 31, 2014	As of December 31, 2013
	(in thousands)
Raw materials	$—	$489
Work-in-process	9,439	9,981
Finished goods	1,822	3,677
Total	$11,261	$14,147

I.	Intangible Assets and Goodwill
Intangible Assets
As of March 31, 2014, the Company had no intangible assets recorded on its condensed consolidated balance sheet. The intangible assets that were previously reflected on the Company's condensed consolidated balance sheets related to drug candidates for the treatment of HCV infection. The field of HCV infection treatment is highly competitive and characterized by rapid technological advances and the development of drug candidates for the treatment of HCV infection is subject to numerous risks. Two of the Company's competitors received approval in the fourth quarter of 2013 for new treatment regimens for HCV infection that include pegylated-interferon and ribavirin, and several of the Company's competitors are conducting Phase 3 clinical trials evaluating all-oral combinations of their drug candidates for the treatment of HCV infection.
ViroChem Acquisition
The Company determined that the fair value of the VX-222 intangible asset of $412.9 million acquired from ViroChem was zero as of March 31, 2013. Accordingly, the Company recorded a $412.9 million impairment charge in the three months ended March 31, 2013.  In connection with this impairment charge, the Company recorded a credit of $127.6 million in its provision for income taxes. In the three months ended March 31, 2013, the increase to the Company's net loss attributable to Vertex related to this impairment charge, net of the tax credit, was $285.3 million, and the net increase to the Company's net loss per share attributable to Vertex common shareholders was $1.32 per share.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Alios Collaboration
In June 2011, the Company recorded $250.6 million of intangible assets on its condensed consolidated balance sheet based on the Company's estimate of the fair value of Alios' HCV nucleotide analogue program, including the intellectual property related to ALS-2200 and ALS-2158. In the fourth quarter of 2013, the Company determined that the fair value of the HCV nucleotide analogue program was zero as of December 31, 2013. Accordingly, a $250.6 million impairment charge and a benefit from income taxes of $102.1 million were recorded in the fourth quarter of 2013.
Goodwill
As of March 31, 2014 and December 31, 2013, goodwill of $31.0 million was recorded on the Company's condensed consolidated balance sheets. There was no change to goodwill recorded during the three months ended March 31, 2014 or 2013.

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
Property and equipment, net, included $525.5 million and $503.4 million as of March 31, 2014 and December 31, 2013, respectively, related to construction costs for the Buildings at Fan Pier in Boston, Massachusetts. The construction financing lease obligation related to the Buildings at Fan Pier was $473.7 million and $440.9 million as of March 31, 2014 and December 31, 2013, respectively.
Capital Leases
The Company has outstanding capital leases for equipment, leasehold improvements and software licenses with terms through 2020. The capital leases bear interest at rates ranging from 2% to 9% per year. The following table sets forth the Company’s future minimum payments due under capital leases as of March 31, 2014:

Year	(in thousands)
2014	$18,576
2015	19,979
2016	13,441
2017	12,346
2018	12,244
2019	2,664
2020	27
Total payments	$79,277
Less: amount representing interest	(11,459)
Present value of payments	$67,818
Financing Arrangements
The Company has outstanding $31.9 million in irrevocable stand-by letters of credit issued in support of property leases and other similar agreements with an unsecured credit facility with a one-year term that expires in the second quarter of 2014.

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
Effective for equity awards granted on or after February 5, 2014 to employees, the Company provides to employees who have rendered significant service to the Company and meet certain age requirements, partial or full acceleration of vesting of certain equity awards upon a termination of employment other than for cause.  Less than 5% of the Company’s employees were eligible for partial or full acceleration of their equity awards as of March 31, 2014.  The Company recognizes stock-based compensation expense related to these awards over the service period from the date of grant until the qualified employees become eligible for partial or full acceleration of vesting.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the three months ended March 31, 2014 and 2013, the Company recognized the following stock-based compensation expense:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$25,127	$19,674
Restricted stock and restricted stock units	18,993	9,378
ESPP share issuances	2,667	2,522
Less stock-based compensation expense capitalized to inventories	(207)	(299)
Total stock-based compensation expense included in costs and expenses	$46,580	$31,275

Stock-based compensation expense by line item:
Research and development expenses	$32,900	$19,349
Sales, general and administrative expenses	13,680	11,926
Total stock-based compensation expense included in costs and expenses	$46,580	$31,275
The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of March 31, 2014
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$183,052	2.50
Restricted stock and restricted stock units	$120,440	2.21
ESPP share issuances	$3,416	0.51
The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$9.09–$20.00	407	2.20	$15.42	407	$15.42
$20.01–$30.00	908	5.62	$29.44	696	$29.30
$30.01–$40.00	5,846	5.10	$36.35	4,199	$35.84
$40.01–$50.00	3,840	8.60	$46.32	816	$46.59
$50.01–$60.00	1,569	7.00	$53.86	851	$54.41
$60.01–$70.00	79	8.84	$65.57	18	$63.81
$70.01–$80.00	2,029	9.81	$77.19	15	$77.66
$80.01–$88.18	1,400	9.30	$83.12	316	$82.38
Total	16,078	7.06	$48.89	7,318	$39.60

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

M.	Sale of HIV Protease Inhibitor Royalty Stream
In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of March 31, 2014, the Company had $59.2 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.

N.	Income Taxes
For the three months ended March 31, 2014, the Company recorded a net provision for income taxes of $0.8 million. This provision for income taxes was due to state income taxes and income earned in various foreign jurisdictions.
For the three months ended March 31, 2013, the Company recorded a benefit from income taxes of $130.3 million. This benefit from income taxes was due to a benefit for $126.9 million attributable to Vertex and a benefit from income taxes of $3.4 million attributable to noncontrolling interest (Alios). In the first quarter of 2013, the Company determined that the fair value of VX-222 was zero, which resulted in an impairment charge of $412.9 million. In connection with this impairment charge, the Company wrote-off the associated deferred tax liability of $127.6 million resulting in a benefit from income in its condensed consolidated statements of operations for 2013. Please refer to "Note I, "Intangible Assets and Goodwill," for further information regarding the impairment charge.
As of March 31, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $2.6 million and $2.0 million, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2014, no interest and penalties have been accrued. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of March 31, 2014 and December 31, 2013.
The Company maintains a valuation allowance on its net operating losses and other deferred tax assets because of its extended history of annual losses. As of December 31, 2013, the Company had U.S. federal net operating loss carryforwards of approximately $2.7 billion and tax credits of $120.1 million, which may be used to offset future federal income tax liability.
For state income tax purposes, the Company had net operating loss carryforwards of approximately $966.8 million and tax credits of $66.9 million at December 31, 2013, which may be used to offset future state income tax liability. On a quarterly basis, the Company reassesses the valuation allowance for deferred income tax assets. In future periods, if management determines that it is more likely than not that the deferred tax asset will be realized, (i) the valuation allowance would be decreased, (ii) a portion or all of the deferred tax asset would be reflected on the Company’s condensed consolidated balance sheet and (iii) the Company would record non-cash benefits in its condensed consolidated statements of operations related to the reflection of the deferred tax asset on its condensed consolidated balance sheet.
The Company files U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the United States before 2008 and any other major taxing jurisdiction for years before 2006, except where the Company has net operating losses or tax credit carryforwards that originated before 2005. The Company is currently under examination by Revenue Quebec for the year ended December 31, 2011. No adjustments have been reported. The Company is not under examination by any other jurisdictions for any tax year.
The Company currently intends to reinvest the total amount of its unremitted earnings, which have not been significant to date, in the local international jurisdiction or to repatriate the earnings only when tax-effective. As a result, the Company has not provided for U.S. federal income taxes on the unremitted earnings of its international subsidiaries. Upon repatriation

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. At March 31, 2014, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability.

O.	Restructuring Liabilities
2003 Kendall Restructuring
In 2003, the Company adopted a plan to restructure its operations to coincide with its increasing internal emphasis on advancing drug candidates through clinical development to commercialization. The restructuring liability relates to specialized laboratory and office space that is leased to the Company pursuant to a 15-year lease that terminates in 2018. The Company has not used more than 50% of this space since it adopted the plan to restructure its operations in 2003. This unused laboratory and office space currently is subleased to third parties.
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
The activities related to the restructuring liability for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Liability, beginning of the period	$19,115	$23,328
Cash payments	(3,862)	(3,573)
Cash received from subleases	2,689	2,665
Restructuring expense	382	39
Liability, end of the period	$18,324	$22,459
Fan Pier Move Restructuring
In connection with the relocation of its Massachusetts operations to Fan Pier in Boston, Massachusetts, the Company is incurring restructuring charges related to its remaining lease obligations at its facilities in Cambridge, Massachusetts, which will include lease obligations related to the 120,000 square feet of the Kendall Square facility that the Company continued to use for its operations following the 2003 restructuring event. The Company started incurring these charges in the fourth quarter of 2013 and expects them to continue through April 2018. Most of these restructuring charges relate to cease use charges that the Company expect to incur during the first half of 2014. In the first quarter of 2014, the Company incurred $5.2 million of charges related to this restructuring. Once the Company completes the relocation, the continuing charges will relate to the difference between the Company’s estimated future cash flows related to its lease obligations and the actual cash flows that it incurs.

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
The activities related to the restructuring liability for the three months ended March 31, 2014 were as follows:

Three Months Ended March 31, 2014
(in thousands)
Liability, beginning of the period	$8,441
Cash payments	(7,267)
Restructuring expense	647
Liability, end of the period	$1,821

P.	Legal Proceedings
On September 6, 2012, a purported shareholder class action, City of Bristol Pension Fund v. Vertex Pharmaceuticals Incorporated, et al., was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of the Company's current and former officers and directors as defendants. The lawsuit alleged that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures during the period from May 7, 2012 through June 28, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. By order dated December 12, 2012, the court appointed the City of Bristol lead plaintiff and appointed the City of Bristol's attorneys lead counsel. The plaintiffs filed an amended complaint on February 11, 2013. The Company filed a motion to dismiss the complaint on April 12, 2013. On May 28, 2013, the plaintiffs filed an opposition to the Company's motion to dismiss the complaint. On June 27, 2013, the Company filed a reply in further support of the Company's motion to dismiss the plaintiffs' complaint. The court conducted a hearing on the Company's motion to dismiss on November 25, 2013, and the court dismissed the plaintiffs' complaint on March 31, 2014. The plaintiffs filed a motion (i) for reconsideration and (ii) to file a second amended complaint on April 28, 2014. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney's fees, as well as disgorgement of the proceeds from certain individual defendants' sales of the Company's common stock. As of March 31, 2014, the Company has not recorded any reserves for this purported class action.

Q.	Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of March 31, 2014 or December 31, 2013.

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
S.     Subsequent Events
In April 2014, the Company received a one-time payment of $36.7 million from its landlord pursuant to the Fan Pier Leases.  This payment related to bonds issued pursuant to an Infrastructure Development Assistance Agreement between The Commonwealth of Massachusetts and the Company’s landlord.  The bonds were issued in connection with the landlord’s

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

contribution to infrastructure improvements and were also dependent in part upon employment levels at the Company through the bond issuance date.  In the second quarter of 2014, the Company will record $36.7 million as a credit to the condensed consolidated statements of operations because the Company's obligations related to these funds have been satisfied as of the date of issuance of the bonds.

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
Since mid-2011, we have obtained approval for, and initiated commercial sales of, our first two products: KALYDECO (ivacaftor) and INCIVEK (telaprevir). KALYDECO is approved in the United States and international markets for the treatment of patients six years of age and older with CF who have specific genetic mutations in their cystic fibrosis transmembrane conductance regulator, or CFTR, gene. INCIVEK is approved in the United States and Canada for the treatment of adults with genotype 1 hepatitis C virus, or HCV, infection. Our collaborators, Janssen Pharmaceutica NV, or Janssen, and Mitsubishi Tanabe Pharma Corporation, or Mitsubishi Tanabe, market telaprevir in other international markets. Our first quarter 2014 net product revenues included KALYDECO net product revenues of $99.5 million and INCIVEK net product revenues of $3.9 million.
Cystic Fibrosis
Our plan is to (i) increase the number of patients eligible for treatment with ivacaftor, (ii) evaluate ivacaftor in combination with lumacaftor for the treatment of patients with CF who have the most prevalent mutation in their CFTR gene and (iii) research and develop earlier-stage compounds for the treatment of CF.
Ivacaftor
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
In February 2014, the U.S. Food and Drug Administration, or FDA, approved KALYDECO for the treatment of patients with CF six years of age and older who have one of eight other mutations in their CFTR gene, which were studied in our first Phase 3 label-expansion clinical trial for ivacaftor. We are seeking to further expand the number of patients eligible for treatment with ivacaftor by (i) submitting a Marketing Authorization Application, or MAA, variation in the European Union based on this clinical trial, (ii) evaluating ivacaftor as a potential treatment for patients with CF who have residual CFTR function, including patients with CF who have the R117H mutation in their CFTR gene, and (iii) evaluating ivacaftor as a potential treatment for patients with CF two to five years of age with specific mutations in their CFTR gene.
Our Phase 3 clinical trial to evaluate ivacaftor in patients with the R117H mutation in their CFTR gene did not meet its primary endpoint of a statistically significant absolute change from baseline in percent predicted forced expiratory volume in one second, or PPFEV1. However, a pre-specified subgroup analysis demonstrated a statistically significant clinical benefit in patients with CF 18 years of age and older who have the R117H mutation on at least one allele. Based on these data, we plan to submit a supplemental New Drug Application, or sNDA, to the FDA in mid-2014 followed by an MAA variation in the European Union in the second half of 2014 for patients with the R117H mutation. We believe there are approximately 700 patients with CF 18 years of age or older who have the R117H mutation in their CFTR gene in North America, Europe and Australia.
Our Phase 3 clinical trial to evaluate ivacaftor as a treatment for children with CF two to five years of age with specific mutations in their CFTR gene, including the G551D mutation, is fully-enrolled, and all patients have completed the 24-week dosing period. We expect data from this clinical trial in the third quarter of 2014. If this clinical trial is successful, we plan to submit a New Drug Application, or NDA, and an MAA variation based on this clinical trial in the second half of 2014. We believe there are approximately 300 children with CF two to five years of age who have the mutations evaluated in this clinical trial.
Ivacaftor in Combination with Lumacaftor
We are conducting a Phase 3 development program to evaluate combinations of ivacaftor and lumacaftor, our most advanced investigational CFTR corrector compound. The Phase 3 development program includes two Phase 3 clinical trials, referred to as TRAFFIC and TRANSPORT, that each enrolled patients 12 years of age and older with CF who have two copies (homozygous) of the F508del mutation in their CFTR gene. All patients have completed the six-month dosing period in TRAFFIC and TRANSPORT, and we expect data in mid-2014. If TRAFFIC and TRANSPORT are successful, we plan to submit an NDA to the FDA and an MAA in the European Union in the second half of 2014.
Ivacaftor in Combination with VX-661
We are evaluating VX-661, a second investigational CFTR corrector, in combination with ivacaftor, in Phase 2 clinical development. VX-661 was granted Orphan Drug Designation by the FDA in 2014.
In April 2014, we announced data from a Phase 2 double-blind clinical trial evaluating VX-661 in combination with KALYDECO in patients with CF twelve years of age and older who have one copy of the G551D mutation and one copy of the F508del mutation in their CFTR gene. Patients in this clinical trial must have received KALYDECO for at least four weeks prior to entering the clinical trial and on average had received KALYDECO for approximately one year. Patients received VX-661, or placebo, in combination with their ongoing KALYDECO treatment for four weeks. To measure both the on-treatment and off-treatment effect of VX-661 in combination with KALYDECO, observations were made at baseline (Day 0), every week during the treatment period (Day 0 - 28) and at multiple timepoints in the four-week period after the completion of treatment (Day 28 - 56).  Eighteen patients enrolled in the clinical trial, and 14 of these patients received VX-661 (100 mg once daily) in addition to their ongoing treatment with KALYDECO (150 mg every twelve hours). The remaining four patients received placebo and KALYDECO to ensure the clinical trial was blinded. The primary endpoints of the clinical trial were safety, tolerability and change in sweat chloride. Change in lung function (PPFEV1) was measured as a secondary endpoint.
In this clinical trial, VX-661 was generally well-tolerated when dosed in combination with KALYDECO, and all 18 patients completed the clinical trial. The most common adverse events in the treatment group were cough, pulmonary exacerbation, headache and upper respiratory tract infection. One serious adverse event of arthritis occurred in the VX-661 treatment arm and was deemed unrelated to VX-661 or KALYDECO.
The baseline lung function and sweat chloride levels for patients who were randomized to receive VX-661 and KALYDECO were 59.1 percent predicted FEV1 and 52.9 mmol/L, respectively. A summary of the lung function and sweat chloride data for patients who received VX-661 in combination with KALYDECO is provided below:

VX-661 + KALYDECO (Within-Group; n=14)	Day 0 Through Day 28 (End of VX-661 Treatment)	Day 28 to Day 56 (4 Weeks Following the End of VX-661 Treatment)
Mean Absolute Change in Lung Function (PPFEV1)	+4.60 percentage points (p=0.012)	-3.44 percentage points (p=0.010)
Mean Relative Change in Lung Function (PPFEV1)	+7.3% (p=0.012)	-5.4% (p=0.008)
Sweat Chloride	-7.02 mmol/L (p=0.053)	+12.26 mmol/L (p=0.001)
The result of statistical testing is often defined in terms of a "p-value," with p<0.05 generally considered to represent a statistically significant difference.
Additional clinical trials of longer duration and with additional patients will be required to further validate the results of this clinical trial in patients with CF who have the G551D mutation in their CFTR gene.

We recently began dosing in a 12-week clinical trial of VX-661 in combination with ivacaftor in patients with CF who are homozygous for the F508del mutation in their CFTR gene. This clinical trial is designed to evaluate safety, efficacy and pharmacokinetics to characterize VX-661 for further development.
Based on the data from the clinical trial evaluating VX-661 in combination with KALYDECO in patients who have the G551D mutation in their CFTR gene and pending data from the ongoing 12-week clinical trial in patients homozygous for the F508del mutation, we plan to discuss with global regulatory authorities the potential approval pathway for VX-661 in combination with KALYDECO for patients with CF who have the F508del mutation and another mutation in their CFTR gene known to respond to KALYDECO alone.

Next-generation CFTR Corrector Compounds
We also are seeking to identify and develop next-generation CFTR corrector compounds that could be evaluated in regimens combining ivacaftor with two CFTR corrector compounds.

HCV Infection
Over the past several years, we have obtained most of our product revenues from INCIVEK sales and focused a large portion of our resources on commercializing INCIVEK and seeking to develop other drug candidates for the treatment of HCV infection. Our INCIVEK net product revenues declined rapidly over the course of 2013 and represented less than 4% of our net product revenues in the first quarter of 2014. In 2013, in response to declining sales of INCIVEK and increased competition, we reduced our focus on marketing INCIVEK, eliminating the U.S. field-based sales force that had been promoting INCIVEK. In addition, in the first quarter of 2013 and fourth quarter of 2013, we incurred intangible asset impairment charges of $412.9 million and $250.6 million, respectively, related to drug candidates for the treatment of HCV infection. In April 2014, we amended our collaboration with Alios BioPharma, Inc., or Alios, and following this amendment we have no further obligations to continue development of VX-135. We do not plan to further develop VX-135 independently and plan to seek to outlicense our rights to VX-135.
Research and Early-Stage Development
We are engaged in a number of other research and early-stage development programs, including programs in the areas of oncology, multiple sclerosis and other serious and rare diseases. We have evaluated in Phase 2 clinical trials: VX-509, our JAK3 inhibitor, in patients with rheumatoid arthritis and VX-787, a drug candidate for the treatment of influenza A. We are seeking collaborators and outside funding to advance the clinical development of VX-509 and VX-787 and do not expect to conduct any significant clinical development activities with respect to VX-509 or VX-787 without a collaborator or outside funding. We plan to continue investing in our research programs as well as our early-stage development programs, and fostering scientific innovation in order to identify and develop transformative medicines. We believe that pursuing research in diverse areas allows us to balance the risks inherent in drug development and may provide drug candidates that will form our pipeline in future years.
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
Regulatory Compliance
Our marketing of pharmaceutical products is subject to extensive and complex laws and regulations. We have a corporate compliance program designed to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and the promotion of a culture of compliance. Among other laws, regulations and standards, we are subject to various U.S. federal and state and comparable foreign laws pertaining to health care fraud and abuse, including anti-kickback and false claims statutes, and laws prohibiting the promotion of drugs for unapproved, or off-label, uses. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from presenting for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. We expect to continue to devote substantial resources to maintain, administer and expand these compliance programs globally.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	$	%
	(in thousands)
Revenues	$118,451	$328,368	$(209,917)	(64)%
Operating costs and expenses	334,839	766,656	(431,817)	(56)%
Other items, net	(16,069)	125,661	n/a	n/a
Net loss attributable to noncontrolling interest (Alios)	—	4,611	(4,611)	(100)%
Net loss attributable to Vertex	$(232,457)	$(308,016)	(75,559)	(25)%
Net Loss Attributable to Vertex
Net loss attributable to Vertex was $232.5 million in the first quarter of 2014 compared to a net loss attributable to Vertex of $308.0 million in the first quarter of 2013. Our revenues decreased in the first quarter of 2014 as compared to the first quarter of 2013 due to decreased INCIVEK net product revenues partially offset by increased KALYDECO net product revenues. Our operating costs and expenses decreased in the first quarter of 2014 as compared to the first quarter of 2013 primarily due to a $412.9 million impairment charge we recorded in the first quarter of 2013, which was included in operating costs and expenses. In connection with this impairment charge, we recorded a benefit from income taxes of $127.6 million in the first quarter of 2013, which is included in other items, net. The net effect of the impairment charge and the benefit from income taxes was to increase net loss attributable to Vertex in the first quarter of 2013 by $285.3 million. We expect to continue to incur net losses attributable to Vertex on a quarterly basis until we can substantially increase revenues as a result of potential future regulatory approvals.
Net Loss Attributable to Vertex per Diluted Share
Net loss attributable to Vertex was $1.00 per diluted share in the first quarter of 2014 as compared to net loss attributable to Vertex of $1.43 per diluted share in the first quarter of 2013.
Revenues

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	$	%
	(in thousands)
Product revenues, net	$103,461	$267,381	$(163,920)	(61)%
Royalty revenues	10,733	43,573	(32,840)	(75)%
Collaborative revenues	4,257	17,414	(13,157)	(76)%
Total revenues	$118,451	$328,368	$(209,917)	(64)%
Product Revenues, Net

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	$	%
	(in thousands)
KALYDECO	$99,515	$61,827	$37,688	61%
INCIVEK	3,946	205,554	(201,608)	(98)%
Total product revenues, net	$103,461	$267,381	$(163,920)	(61)%
Our total net product revenues decreased in the first quarter of 2014 as compared to the first quarter of 2013 due to decreased INCIVEK net product revenues, partially offset by increased KALYDECO net product revenues.
We began marketing KALYDECO in the United States in the first quarter of 2012 and in certain international markets in the third quarter of 2012. KALYDECO net product revenues were $99.5 million in the first quarter of 2014, including $43.9 million of net product revenues from international markets. This increase in KALYDECO net product revenues was primarily due to additional European countries beginning to provide reimbursement for KALYDECO in the second quarter of 2013. Future increases in KALYDECO net product revenues are dependent on (i) the potential for obtaining public reimbursement for the cost of KALYDECO in Australia and/or Canada, and (ii) potential additional label expansions that could increase the number of patients with CF who are eligible for treatment with KALYDECO.
INCIVEK net product revenues have been declining over the past two years and were $3.9 million in the first quarter of 2014. We expect INCIVEK net product revenues to continue to represent a small portion of our total net product revenues in future periods.
Royalty Revenues
Our royalty revenues were $10.7 million and $43.6 million in the three months ended March 31, 2014 and 2013, respectively.
Pursuant to an amendment to our collaboration agreement entered into in the fourth quarter of 2013, beginning in the first quarter of 2014, Janssen has a fully-paid license to market INCIVO in its territories, subject to the continued payment of certain third-party royalties. These third-party royalties resulted in $4.9 million in royalty revenues and offsetting royalty expenses in the first quarter of 2014, which was a decrease of $34.1 million compared to royalty revenues related to INCIVO of $39.0 million in the first quarter of 2013.
We recognized royalty revenues related to sales by GlaxoSmithKline of an HIV protease inhibitor that was discovered and developed pursuant to a collaboration with GlaxoSmithKline of $5.8 million in the three months ended March 31, 2014, compared to $4.5 million in the three months ended March 31, 2013. We sold our rights to these HIV royalties in 2008 for a one-time cash payment of $160.0 million.
Collaborative Revenues

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Janssen	$1,389	$13,379
CFFT and other	2,868	4,035
Total collaborative revenues	$4,257	$17,414
Our collaborative revenues for the first quarter of 2014 related to net reimbursements for telaprevir development costs from Janssen and research funding provided by CFFT. Our collaborative revenues from Janssen for the first quarter of 2013 included $10.3 million in reimbursements for manufacturing services. We do not expect to recognize significant collaborative revenues related to the Janssen collaboration in future periods.
Operating Costs and Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	$	%
	(in thousands)
Cost of product revenues	$8,572	$30,955	$(22,383)	(72)%
Royalty expenses	6,904	11,788	(4,884)	(41)%
Research and development expenses	238,963	218,095	20,868	10%
Sales, general and administrative expenses	74,212	92,879	(18,667)	(20)%
Restructuring expense	6,188	39	6,149	>100%
Intangible asset impairment charge	—	412,900	(412,900)	(100)%
Total costs and expenses	$334,839	$766,656	$(431,817)	(56)%

Cost of Product Revenues
Our cost of product revenues includes the cost of producing inventories that corresponded to product revenues for the reporting period, plus the third-party royalties payable on our net sales of KALYDECO and INCIVEK. Cost of product revenues decreased in the first quarter of 2014 as compared to the first quarter of 2013 due to decreased product revenues and a $9.3 million commercial milestone payment payable under our agreement with CFFT that was recognized in the first quarter of 2013 for which there was no comparable commercial milestone payment in the first quarter of 2014.
Royalty Expenses
Royalty expenses include third-party royalties payable upon net sales of telaprevir by our collaborators and royalty expenses related to a subroyalty payable to a third party on net sales of an HIV protease inhibitor sold by GlaxoSmithKline. Royalty expenses in the first quarter of 2014 decreased by $4.9 million, or 41%, compared to the first quarter of 2013.
Research and Development Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	$	%
	(in thousands)
Research expenses	$67,023	$61,343	$5,680	9%
Development expenses	171,940	156,752	15,188	10%
Total research and development expenses	$238,963	$218,095	$20,868	10%
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
To date, we have incurred $6.7 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
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

Research Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	$	%
	(in thousands)
Research Expenses:
Salary and benefits	$20,403	$21,660	$(1,257)	(6)%
Stock-based compensation expense	12,054	6,826	5,228	77%
Laboratory supplies and other direct expenses	10,727	10,650	77	1%
Contractual services	3,060	5,647	(2,587)	(46)%
Infrastructure costs	20,779	16,560	4,219	25%
Total research expenses	$67,023	$61,343	$5,680	9%
We have maintained a substantial investment in research activities resulting in a 9% increase in research expenses in the first quarter of 2014 as compared to the first quarter of 2013. This increase was due to increases in our stock-based compensation expense and infrastructure costs partially offset by decreases in our salary and benefits and contractual services costs. We expect to continue to invest in our research programs with a focus on identifying drug candidates for specialty markets.
Development Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	$	%
	(in thousands)
Development Expenses:
Salary and benefits	$41,962	$43,147	$(1,185)	(3)%
Stock-based compensation expense	20,846	12,523	8,323	66%
Laboratory supplies and other direct expenses	14,485	10,964	3,521	32%
Contractual services	59,736	54,540	5,196	10%
Drug supply costs	2,967	9,600	(6,633)	(69)%
Infrastructure costs	31,944	25,978	5,966	23%
Total development expenses	$171,940	$156,752	$15,188	10%
Our development expenses increased by $15.2 million, or 10%, in the first quarter of 2014 as compared to the first quarter of 2013, due primarily to the expansion of our development programs in cystic fibrosis. We expect that our development expenses will decrease in the second half of 2014 after we complete our Phase 3 clinical trials evaluating ivacaftor in combination with lumacaftor.
Sales, General and Administrative Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2014	2013	$	%
	(in thousands)
Sales, general and administrative expenses	$74,212	$92,879	$(18,667)	(20)%
Sales, general and administrative expenses decreased by 20% in the first quarter of 2014, as compared to the first quarter of 2013, primarily related to our decreased expenses related to INCIVEK and our October 2013 restructuring activities.

Restructuring Expense
In the three months ended March 31, 2014 and 2013, we recorded restructuring expense of $6.2 million and $39,000, respectively. Our restructuring expenses in the first quarter of 2014 were primarily due to restructuring charges related to the relocation of our corporate headquarters to Boston, Massachusetts from Cambridge, Massachusetts. We expect to incur approximately $45.0 million in restructuring charges, primarily related to the relocation of our corporate headquarters, during the remainder of 2014.
Intangible Asset Impairment Charge
In the first quarter of 2013, we recorded a $412.9 million impairment charge related to VX-222, a non-nucleoside HCV polymerase inhibitor. In connection with this impairment charge, we recorded a credit of $127.6 million in our provision for income taxes, resulting in a net effect on net loss attributable to Vertex related to this impairment charge of $285.3 million in the first quarter of 2013.
Other Items
Interest Expense, net
Interest expense, net was $15.7 million in the three months ended March 31, 2014, compared to $3.5 million in the three months ended March 31, 2013. Interest expense, net consists primarily of interest expense we record related to the leases for our corporate headquarters. We expect to incur approximately $45.0 million of interest expense related to the leases for our corporate headquarters during the remainder of 2014.
Other income (expense), net
Other income (expense), net was $0.5 million in the three months ended March 31, 2014, compared to $(1.2) million in the three months ended March 31, 2013. Other income (expense), net consists of realized foreign exchange gain (loss) and other income items.
Income Taxes
In the three months ended March 31, 2014, we recorded a net provision from income taxes of $0.8 million. In the first quarter of 2013, we recorded a benefit from income taxes of $130.3 million. This benefit from income taxes was due to a benefit of $126.9 million attributable to Vertex and a benefit from income taxes of $3.4 million attributable to noncontrolling interest (Alios). In the first quarter of 2013, in connection with the VX-222 impairment charge, we wrote-off the associated deferred tax liability of $127.6 million as a benefit in our condensed consolidated statements of operations.
Noncontrolling Interest (Alios)
We consolidated Alios from June 2011 through December 2013. The net loss attributable to noncontrolling interest (Alios) recorded on our condensed consolidated statements of operations for the first quarter of 2013 reflects Alios’ net loss for the reporting period, adjusted for changes during the reporting period in the fair value of the contingent milestone and royalty payments payable by us to Alios. As a result of the deconsolidation of Alios in December 2013, we did not record any net loss (income) attributable to noncontrolling interest (Alios) in the first quarter of 2014 and do not expect to record any net loss (income) attributable to noncontrolling interest (Alios) in future periods.
A summary of net loss (income) attributable to noncontrolling interest (Alios) in the three months ended March 31, 2013 is as follows:

Three Months Ended March 31, 2013
(in thousands)
Loss before benefit from income taxes	$5,297
Decrease in fair value of contingent milestone and royalty payments	2,740
Benefit from income taxes	(3,426)
Net loss attributable to noncontrolling interest (Alios)	$4,611

In the three months ended March 31, 2013, the fair value of contingent milestone and royalty payments decreased by $2.7 million.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2014, we had cash, cash equivalents and marketable securities of approximately $1.32 billion, which represented a decrease of $140.9 million from $1.47 billion as of December 31, 2013. This decrease was due to cash expenditures we made during the three months ended March 31, 2014 related to, among other things, research and development expenses and sales, general and administrative expenses, and $18.1 million for capital expenditures, partially offset by cash receipts from product sales and royalties and $60.1 million in cash we received from issuances of common stock pursuant to our employee benefit plans. We expect to continue to incur losses on a quarterly basis until we can substantially increase revenues as a result of potential future regulatory approvals, the timing of which are uncertain.
Sources of Liquidity
We intend to rely on cash flows from product sales as our primary source of liquidity. Our cash flows from product sales have been decreasing in recent periods, and we will not receive cash flows from royalties based on sales of INCIVO by Janssen in future periods. Our near-term cash flows from product sales will be dependent on continued sales of KALYDECO, the outcomes of our reimbursement discussions with regulatory authorities in Australia and Canada, the outcomes of ongoing label-expansion programs for ivacaftor and the Phase 3 clinical trials of lumacaftor in combination with ivacaftor. In recent periods, we also have received significant proceeds from the issuance of common stock under our employee benefit plans, but the amount and timing of future proceeds from employee benefits plans is uncertain. Other possible sources of liquidity include strategic collaborative agreements that include research and/or development funding, commercial debt, public and private offerings of our equity and debt securities, development milestones and royalties on sales of products, software and equipment leases, strategic sales of assets or businesses and financial transactions.
Future Capital Requirements
We are incurring substantial operating expenses to conduct research and development activities and operate our organization. In addition, we have substantial facility and capital lease obligations, including leases for two buildings in Boston, Massachusetts that continue through 2028. We expect that cash flows from KALYDECO together with our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amounts of future revenues generated by KALYDECO and the potential introduction or one or more of our other drug candidates to the market, and the number, breadth, cost and prospects of our research and development programs.
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
CONTRACTUAL COMMITMENTS AND OBLIGATIONS
Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission, or SEC, on February 11, 2014. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the three months ended March 31, 2014, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 11, 2014.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note A, "Basis of Presentation and Accounting Policies," in the accompanying notes to the condensed consolidated financial statements for a discussion of recent accounting pronouncements. There were no new accounting pronouncements adopted during the three months ended March 31, 2014 that had a material effect on our financial statements.
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
Interest Rate Risk
We invest our cash in a variety of financial instruments, principally money market funds, securities issued by the U.S. government and its agencies, investment-grade corporate bonds and commercial paper. These investments are denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term-to-maturity of our investment instruments. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.
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
In December 2013, we implemented a foreign currency management program with the objective of reducing the impact of exchange rate fluctuations on our operating results and forecasted revenues and expenses denominated in foreign currencies. The change in fair value of these foreign currency forward contracts included in accumulated other comprehensive loss and the gross fair value of foreign currency forward assets and liabilities included on the condensed consolidated balance sheet as of March 31, 2014 were not material.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of March 31, 2014 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
Item 1.     Legal Proceedings
On September 6, 2012, a purported shareholder class action, City of Bristol Pension Fund v. Vertex Pharmaceuticals Incorporated, et al., was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of the Company's current and former officers and directors as defendants. The lawsuit alleged that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures during the period from May 7, 2012 through June 28, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. By order dated December 12, 2012, the court appointed the City of Bristol lead plaintiff and appointed the City of Bristol's attorneys lead counsel. The plaintiffs filed an amended complaint on February 11, 2013. The Company filed a motion to dismiss the complaint on April 12, 2013. On May 28, 2013, the plaintiffs filed an opposition to the Company's motion to dismiss the complaint. On June 27, 2013, the Company filed a reply in further support of the Company's motion to dismiss the plaintiffs' complaint. The court conducted a hearing on the Company's motion to dismiss on November 25, 2013, and the court dismissed the plaintiffs' complaint on March 31, 2014. The plaintiffs filed a motion (i) for reconsideration and (ii) to file a second amended complaint on April 28, 2014. The plaintiffs seek unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including attorney's fees, as well as disgorgement of the proceeds from certain individual defendants' sales of the Company's common stock. As of March 31, 2014, the Company has not recorded any reserves for this purported class action.
Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 11, 2014. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.
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

•
our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for ivacaftor, lumacaftor and VX-661, including our potential sNDA and MAA variation filings for patients with the R117H mutation;

•
our expectations regarding the timing of data from our clinical trials of ivacaftor and lumacaftor in combination with ivacaftor, the possibility of using that data to support regulatory submissions and the timing of those potential submissions;

•	our ability to successfully market KALYDECO or any of our other drug candidates for which we obtain regulatory approval;

•
our expectations regarding the timing and structure of clinical trials of our drugs and drug candidates, including, ivacaftor, lumacaftor and VX-661, and the expected timing of our receipt of data from our ongoing and planned clinical trials;

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
Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on February 11, 2014. These are factors and uncertainties that we think could cause our actual results to differ materially from expected results. Other factors and uncertainties besides those listed there could also adversely affect us.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2014 to January 31, 2014	3,854	$0.01	—	—
February 1, 2014 to February 28, 2014	5,645	$0.01	—	—
March 1, 2014 to March 31, 2014	27,016	$0.01	—	—
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

Vertex Pharmaceuticals Incorporated

May 5, 2014	By:	/s/ Ian F. Smith
Ian F. Smith
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)