Form 10-Q
period 2015-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2015-05-04
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	243,752,247
Class	Outstanding at April 24, 2015

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2015

“We,” “us,” “Vertex” and the “Company” as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.
“Vertex,” “KALYDECO®” and “ORKAMBI™” are registered trademarks of Vertex. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I. Financial Information
Item 1.    Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Product revenues, net	$130,875	$103,461
Royalty revenues	6,792	10,733
Collaborative revenues	842	4,257
Total revenues	138,509	118,451
Costs and expenses:
Cost of product revenues	9,381	8,572
Royalty expenses	2,926	6,904
Research and development expenses	215,599	238,617
Sales, general and administrative expenses	85,860	74,212
Restructuring (income) expenses	(3,272)	6,188
Total costs and expenses	310,494	334,493
Loss from operations	(171,985)	(216,042)
Interest expense, net	(21,307)	(15,717)
Other (expense) income, net	(5,113)	451
Loss from continuing operations before provision for income taxes	(198,405)	(231,308)
Provision for income taxes	299	803
Loss from continuing operations	(198,704)	(232,111)
Loss from discontinued operations, net of tax benefit of $0	—	(346)
Net loss	(198,704)	(232,457)
Loss attributable to noncontrolling interest	98	—
Net loss attributable to Vertex	$(198,606)	$(232,457)

Amounts attributable to Vertex:
Loss from continuing operations	(198,606)	(232,111)
Loss from discontinued operations	—	(346)
Net loss attributable to Vertex	(198,606)	(232,457)

Amounts per share attributable to Vertex common shareholders:
Net loss from continuing operations:
Basic	$(0.83)	$(1.00)
Diluted	$(0.83)	$(1.00)
Net loss from discontinued operations:
Basic	$—	$—
Diluted	$—	$—
Net loss:
Basic	$(0.83)	$(1.00)
Diluted	$(0.83)	$(1.00)
Shares used in per share calculations:
Basic	239,493	232,887
Diluted	239,493	232,887
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(198,704)	$(232,457)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable securities	176	(27)
Unrealized gains (losses) on foreign currency forward contracts	306	(36)
Foreign currency translation adjustment	(608)	72
Total changes in other comprehensive loss	(126)	9
Comprehensive loss	(198,830)	(232,448)
Comprehensive loss attributable to noncontrolling interest	98	—
Comprehensive loss attributable to Vertex	$(198,732)	$(232,448)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$664,879	$625,259
Marketable securities, available for sale	516,255	761,847
Accounts receivable, net	80,332	75,964
Inventories	34,089	30,848
Prepaid expenses and other current assets	62,648	52,593
Total current assets	1,358,203	1,546,511
Property and equipment, net	708,616	715,812
Intangible assets	29,000	29,000
Goodwill	39,915	39,915
Restricted cash	22,141	176
Other assets	7,952	3,265
Total assets	$2,165,827	$2,334,679
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,524	$71,194
Accrued expenses	176,981	209,676
Deferred revenues, current portion	15,918	17,468
Accrued restructuring expenses, current portion	13,133	33,107
Capital lease obligations, current portion	19,672	17,806
Senior secured term loan, current portion	28,527	14,206
Other liabilities, current portion	4,683	4,797
Total current liabilities	302,438	368,254
Deferred revenues, excluding current portion	24,000	27,808
Accrued restructuring expenses, excluding current portion	8,355	12,748
Capital lease obligations, excluding current portion	46,471	39,293
Deferred tax liability	15,093	15,044
Fan Pier lease obligation, excluding current portion	472,971	473,073
Senior secured term loan, excluding current portion	266,266	280,569
Other liabilities, excluding current portion	32,696	21,707
Total liabilities	1,168,290	1,238,496
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized at March 31, 2015 and December 31, 2014; 243,580,032 and 241,764,398 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,399	2,385
Additional paid-in capital	5,877,324	5,777,154
Accumulated other comprehensive income	791	917
Accumulated deficit	(4,904,056)	(4,705,450)
Total Vertex shareholders' equity	976,458	1,075,006
Noncontrolling interest	21,079	21,177
Total shareholders’ equity	997,537	1,096,183
Total liabilities and shareholders’ equity	$2,165,827	$2,334,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2013	233,789	$2,320	$5,321,286	$(306)	$(3,966,895)	$1,356,405	$—	$1,356,405
Other comprehensive income, net of tax				9		9		9
Net loss					(232,457)	(232,457)	—	(232,457)
Issuance of common stock under benefit plans	2,412	14	60,120			60,134		60,134
Stock-based compensation			46,787			46,787		46,787
Balance at March 31, 2014	236,201	$2,334	$5,428,193	$(297)	$(4,199,352)	$1,230,878	$—	$1,230,878

Balance at December 31, 2014	241,764	$2,385	$5,777,154	$917	$(4,705,450)	$1,075,006	$21,177	$1,096,183
Other comprehensive loss, net of tax				(126)		(126)		(126)
Net loss					(198,606)	(198,606)	(98)	(198,704)
Issuance of common stock under benefit plans	1,816	14	41,902			41,916		41,916
Stock-based compensation			58,268			58,268		58,268
Balance at March 31, 2015	243,580	$2,399	$5,877,324	$791	$(4,904,056)	$976,458	$21,079	$997,537
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(198,704)	$(232,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	16,363	15,788
Stock-based compensation expense	57,384	46,580
Other non-cash items, net	629	(173)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,863)	25,237
Inventories	(2,635)	2,488
Prepaid expenses and other assets	(15,233)	(17,937)
Accounts payable	(23,556)	978
Accrued expenses and other liabilities	(5,866)	(13,536)
Accrued restructuring expense	(24,367)	(4,486)
Deferred revenues	(5,333)	1,756
Net cash used in operating activities	(207,181)	(175,762)
Cash flows from investing activities:
Purchases of marketable securities	(125,655)	(380,949)
Sales and maturities of marketable securities	371,423	376,544
Expenditures for property and equipment	(10,558)	(15,526)
Increase in restricted cash and cash equivalents	(21,971)	—
Decrease (increase) in other assets	799	(476)
Net cash provided by (used in) investing activities	214,038	(20,407)
Cash flows from financing activities:
Issuances of common stock under benefit plans	41,616	60,134
Payments on capital lease obligations	(4,497)	(2,622)
Proceeds from capital lease financing	13,386	—
Payments on Fan Pier lease obligation	(15,146)	(15,146)
Payments returned related to Fan Pier lease obligation	—	8,050
Net cash provided by financing activities	35,359	50,416
Effect of changes in exchange rates on cash	(2,596)	499
Net increase (decrease) in cash and cash equivalents	39,620	(145,254)
Cash and cash equivalents—beginning of period	625,259	569,299
Cash and cash equivalents—end of period	$664,879	$424,045

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,483	$15,970
Cash paid for income taxes	$60	$140
Capitalization of costs related to Fan Pier lease obligation	$—	$25,564
Assets acquired under capital lease	$—	$3,619
Issuances of common stock exercises from employee benefit plans receivable	$964	$—
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
The condensed consolidated financial statements reflect the operations of (i) the Company, (ii) its wholly-owned subsidiaries and (iii) consolidated variable interest entities (VIEs). In addition, the condensed consolidated statements of operations for the three months ended March 31, 2014 in this Quarterly Report on Form 10-Q reflect direct expenses Vertex incurred as a result of the Company's collaboration with a former variable interest entity as discontinued operations. All material intercompany balances and transactions have been eliminated. The Company operates in one segment, pharmaceuticals.

Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2015 and 2014.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 that was filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2015 (the "2014 Annual Report on Form 10-K").
Use of Estimates and Summary of Significant Accounting Policies
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, inventories, research and development expenses, stock-based compensation expense, restructuring expense, the fair value of intangible assets, noncontrolling interest, the consolidation of VIEs, leases and the provision for or benefit from income taxes. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
The Company's significant accounting policies are described in Note A, "Nature of Business and Accounting Policies," in the 2014 Annual Report on Form 10-K.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies—Recent Accounting Pronouncements,” in the 2014 Annual Report on Form 10-K. The Company did not adopt any new accounting pronouncements during the three months ended March 31, 2015 that had a material effect on its condensed consolidated financial statements.

B.	Product Revenues, Net
The Company sells its products principally to a limited number of specialty pharmacy providers and selected regional wholesalers in North America as well as government-owned and supported customers in international markets (collectively, its “Customers”). The Company's Customers in North America subsequently resell the products to patients and health care providers. The Company recognizes net revenues from product sales upon delivery to the Customer as long as (i) there is

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

persuasive evidence that an arrangement exists between the Company and the Customer, (ii) collectibility is reasonably assured and (iii) the price is fixed or determinable.
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
The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2015:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2014	$1,463	$29,102	$4,713	$745	$36,023
Provision related to current period sales	1,297	9,027	79	830	11,233
Adjustments related to prior period sales	(87)	(1,128)	(410)	—	(1,625)
Credits/payments made	(1,366)	(7,162)	(2,788)	(763)	(12,079)
Balance at March 31, 2015	$1,307	$29,839	$1,594	$812	$33,552

C.	Collaborative Arrangements
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
Under the April 2011 Amendment, CFFT agreed to provide the Company with up to $75.0 million in funding over approximately five years for corrector-compound research and development activities. The Company retains the right to develop and commercialize KALYDECO (ivacaftor), lumacaftor, VX-661 and any other compounds discovered during the course of the research collaboration with CFFT. The Company recognized no collaborative revenues from this collaboration during the three months ended March 31, 2015 and $2.9 million of collaborative revenues from this collaboration during the three months ended March 31, 2014.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company began marketing KALYDECO in the United States and certain countries in the European Union in 2012. The Company has royalty obligations to CFFT for each compound commercialized pursuant to this collaboration until the expiration of patents covering that compound. The Company has patents in the United States and European Union covering the composition-of-matter of ivacaftor that expire in 2027 and 2025, respectively, subject to potential patent life extensions. The Company has patents in the United States and European Union covering the composition-of-matter of lumacaftor that expire in 2030 and 2026, respectively, subject to potential patent life extensions. CFFT may terminate its funding obligations under the collaboration, as amended, in certain circumstances, in which case there will be a proportional adjustment to the royalty rates and commercial milestone payments for certain corrector compounds. The collaboration also may be terminated by either party for a material breach by the other, subject to notice and cure provisions.
Janssen Pharmaceutica NV
The Company has a collaboration agreement (the “Janssen HCV Agreement”) with Janssen Pharmaceutica NV (“Janssen NV”) for the development, manufacture and commercialization of telaprevir, which Janssen NV began marketing under the brand name INCIVO in certain of its territories in September 2011. Pursuant to the Janssen HCV Agreement, as amended, Janssen NV has a fully-paid license to manufacture and commercialize INCIVO in its territories including Europe, South America, the Middle East, Africa and Australia, subject to the payment of third-party royalties on net sales of INCIVO.
During the three months ended March 31, 2015 and 2014, the Company recognized $0.6 million and $1.4 million, respectively, as collaborative revenues based on net reimbursements provided by Janssen NV to the Company related to telaprevir development costs.
In addition to the collaborative revenues, the Company recorded royalty revenues and corresponding royalty expenses related to third-party royalties that Janssen NV remains responsible for based on INCIVO net sales. During the three months ended March 31, 2015 and 2014, the Company recognized royalty revenues and related royalty expenses related to the Janssen HCV collaboration of $1.5 million and $4.9 million, respectively.
Alios BioPharma, Inc.
In June 2011, the Company entered into a license and collaboration agreement (the “Alios Agreement”) with Alios BioPharma, Inc. (“Alios”), a privately-held biotechnology company. Pursuant to the Alios Agreement, the Company and Alios collaborated on the research, development and commercialization of HCV nucleotide analogues discovered by Alios through April 2014. In April 2014, Vertex and Alios amended the Alios Agreement to eliminate the Company's obligations to conduct further development activities with respect to VX-135. In December 2014, the Alios Agreement terminated in accordance with its terms pursuant to a termination notice delivered by the Company in October 2014. As of September 30, 2014, the Company concluded that it no longer had significant continuing involvement with Alios due to its intent and ability to terminate the Alios Agreement, among other factors; therefore, the operations of Alios are presented as discontinued operations in these condensed consolidated financial statements.
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
BioAxone has the potential to receive up to $90.0 million in milestones and fees, including development, regulatory and milestone payments and a license continuation fee. In addition, BioAxone would receive royalties and commercial milestones on future net product sales of VX-210 if any. As of December 31, 2014, the Company recorded $8.4 million of cash and cash equivalents, which were included in prepaid and other current assets, an in-process research and development intangible asset of $29.0 million for VX-210 and a corresponding deferred tax liability of $11.5 million, goodwill of $8.9 million, and noncontrolling interest of $21.2 million related to the BioAxone collaboration. As of March 31, 2015, BioAxone's cash and cash equivalents were $7.7 million, which represented the only balance included in the Company's condensed consolidated balance sheet related to the BioAxone collaboration that changed significantly compared to

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

December 31, 2014. Vertex has no rights to BioAxone’s cash and accordingly this cash does not affect Vertex’s liquidity or cash position. Net loss attributable to noncontrolling interest related to BioAxone for the three months ended March 31, 2015 was not material.
Vertex holds an option to purchase BioAxone at a predetermined price. The option expires on the earliest of (a) the day the FDA accepts the Biologics License Application submission for VX-210, (b) the day the Company elects to continue the license instead of exercising the option to purchase BioAxone and (c) March 15, 2018, subject to the Company’s option to extend this date by one year.
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
Pursuant to the Janssen Influenza Agreement, Janssen Inc. has an exclusive worldwide license to develop and commercialize certain drug candidates for the treatment of influenza, including VX-787. The Company received non-refundable payments of $35.0 million from Janssen Inc. in 2014, which were recorded as collaborative revenue. The Company has the potential to receive development, regulatory and commercial milestone payments as well as royalties on future product sales, if any.
Janssen Inc. is responsible for costs related to the development and commercialization of the compounds. During the three months ended March 31, 2015 and 2014, the Company recorded reimbursement for these development activities of $7.6 million and zero, respectively, as a reduction to development expense in the Company's condensed consolidated statements of operations primarily due to the fact that Janssen Inc. directs the activities and selects the suppliers associated with these activities. Janssen Inc. may terminate the Janssen Influenza Agreement, subject to certain exceptions, upon six months' notice.

D.	Earnings Per Share
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company did not include the securities described in the following table in the computation of the net loss from continuing operations per share attributable to Vertex common shareholder calculations because the effect would have been anti-dilutive during each period:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Stock options	12,682	16,078
Unvested restricted stock and restricted stock units	3,474	2,842

E.	Fair Value Measurements
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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2015, the Company’s investments were in money market funds, government-sponsored enterprise securities, corporate debt securities and commercial paper.
As of March 31, 2015, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds and government-sponsored enterprise securities. The Company’s financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the Company’s financial assets and liabilities subject to fair value measurements:

	Fair Value Measurements as of March 31, 2015
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$286,581	$286,581	$—	$—
Marketable securities:
Government-sponsored enterprise securities	284,115	284,115	—	—
Corporate debt securities	172,395	—	172,395	—
Commercial paper	59,745	—	59,745	—
Prepaid and other current assets:
Foreign currency forward contracts	2,934	—	2,934	—
Total financial assets	$805,770	$570,696	$235,074	$—
Financial liabilities carried at fair value:
Other liabilities, current portion:
Foreign currency forward contracts	$(282)	$—	$(282)	$—
Other liabilities, excluding current portion:
Foreign currency forward contracts	(335)	—	(335)	—
Total financial liabilities	$(617)	$—	$(617)	$—
BioAxone’s cash equivalents of $7.7 million as of March 31, 2015 consisted of money market funds, which are valued based on Level 1 inputs, are not included in the table above. The Company’s noncontrolling interest related to BioAxone includes the fair value of the contingent payments, which are valued based on Level 3 inputs. Please refer to Note C, “Collaborative Arrangements,” for further information.
As of March 31, 2015, the fair value and carrying value of the Company's Term Loan was $294.8 million, which was recorded on its condensed consolidated balance sheet based on Level 3 inputs computed using the effective interest rate of the Term Loan. The effective interest rate considers the timing and amount of estimated future interest payments. Please refer to Note K, "Long-term Obligations" for further information regarding the Company's Term Loan.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

F.	Marketable Securities
A summary of the Company’s cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of March 31, 2015
Cash and cash equivalents:
Cash and money market funds	$664,879	$—	$—	$664,879
Total cash and cash equivalents	$664,879	$—	$—	$664,879
Marketable securities:
Government-sponsored enterprise securities (due within 1 year)	$284,126	$5	$(16)	$284,115
Commercial paper (due within 1 year)	59,688	57	—	59,745
Corporate debt securities (due within 1 year)	148,958	18	(24)	148,952
Corporate debt securities (due after 1 year through 5 years)	23,430	13	—	23,443
Total marketable securities	$516,202	$93	$(40)	$516,255
Total cash, cash equivalents and marketable securities	$1,181,081	$93	$(40)	$1,181,134

As of December 31, 2014
Cash and cash equivalents:
Cash and money market funds	$625,259	$—	$—	$625,259
Total cash and cash equivalents	$625,259	$—	$—	$625,259
Marketable securities:
Government-sponsored enterprise securities (due within 1 year)	$463,788	$14	$(52)	$463,750
Commercial paper (due within 1 year)	51,674	72	—	51,746
Corporate debt securities (due within 1 year)	196,065	2	(66)	196,001
Corporate debt securities (due after 1 year through 5 years)	50,443	—	(93)	50,350
Total marketable securities	$761,970	$88	$(211)	$761,847
Total cash, cash equivalents and marketable securities	$1,387,229	$88	$(211)	$1,387,106
The Company has a limited number of marketable securities in insignificant loss positions as of March 31, 2015, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investment at maturity. There were no charges recorded for other-than-temporary declines in fair value of marketable securities nor gross realized gains or losses recognized in the three months ended March 31, 2015 and 2014.

G.	Accumulated Other Comprehensive Income (Loss)
A summary of the Company's changes in accumulated other comprehensive income (loss) by component is shown below:

	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2014	$(971)	$(123)	$2,011	$917
Other comprehensive (loss) income before reclassifications	(608)	176	2,004	1,572
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,698)	(1,698)
Net current period other comprehensive (loss) income	$(608)	$176	$306	$(126)
Balance at March 31, 2015	$(1,579)	$53	$2,317	$791

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2013	$(325)	$42	$(23)	$(306)
Other comprehensive income (loss) before reclassifications	72	(27)	(39)	6
Amounts reclassified from accumulated other comprehensive loss	—	—	3	3
Net current period other comprehensive income (loss)	$72	$(27)	$(36)	$9
Balance at March 31, 2014	$(253)	$15	$(59)	$(297)

H.	Hedging
The Company maintains a hedging program intended to mitigate the effect of changes in foreign exchange rates for a portion of the Company’s forecasted product revenues denominated in certain foreign currencies. The program includes foreign currency forward contracts that are designated as cash flow hedges under GAAP having contractual durations from one to eighteen months. To date, the existence of operational sites in countries outside the United States has generally minimized the degree to which the Company has sought to hedge its revenues in certain foreign currencies.
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company's risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If the Company determines that (i) a foreign currency forward contract is not highly effective as a cash flow hedge, (ii) it has ceased to be a highly effective hedge or (iii) a forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of March 31, 2015, all hedges were determined to be highly effective and the Company has not recorded any ineffectiveness related to the hedging program.
The following table summarizes the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges:

	As of March 31, 2015	As of December 31, 2014
Foreign Currency	(in thousands)
Euro	$34,749	$20,209
British pound sterling	33,696	13,515
Australian dollar	20,494	—
Total foreign currency forward contracts	$88,939	$33,724
The following table summarizes the fair value of the Company's outstanding foreign currency forward contracts designated as cash flow hedges under GAAP included on the Company's condensed consolidated balance sheets:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of March 31, 2015
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$2,934	Other liabilities, current portion	$(282)
Other assets	—	Other liabilities, excluding current portion	(335)
Total assets	$2,934	Total liabilities	$(617)

As of December 31, 2014
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$2,011	Other liabilities, current portion	$—
Total assets	$2,011	Total liabilities	$—
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on the Company's condensed consolidated balance sheets:

	As of March 31, 2015
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amount Presented	Gross Amount Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	2,934	—	2,934	(617)	2,317
Total liabilities	(617)	—	(617)	617	—

	As of December 31, 2014
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amount Presented	Gross Amount Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	2,011	—	2,011	—	2,011
I. Inventories
Inventories consisted of the following:

	As of March 31, 2015	As of December 31, 2014
	(in thousands)
Raw materials	$7,833	$8,506
Work-in-process	22,564	20,508
Finished goods	3,692	1,834
Total	$34,089	$30,848
As of March 31, 2015, the Company has capitalized $14.1 million of inventory costs related to ORKAMBI, the brand name under which the Company expects to market lumacaftor in combination with ivacaftor, manufactured in preparation for the potential product launch of ORKAMBI in mid-2015 based on its evaluation of, among other factors, information regarding the safety and efficacy of ORKAMBI. In periods prior to July 1, 2014, the Company expensed costs associated with such raw materials and work-in-process as a development expense. In November 2014, the Company submitted a New Drug Application ("NDA") to the United States Food and Drug Administration ("FDA") and a Marketing Authorization

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Application ("MAA") to the European Medicines Agency for ORKAMBI. The FDA has granted the Company priority review of the NDA. The FDA has scheduled a Pulmonary-Allergy Drugs Advisory Committee meeting for May 12, 2015 to discuss the NDA. The target date for the FDA to complete its review of the NDA for the combination under the Prescription Drug User Fee Act is July 5, 2015. The Company plans to continue to monitor the status of these regulatory processes and the other factors used to determine whether or not to capitalize the inventory and, if there are significant negative developments regarding ORKAMBI, the Company could be required to impair previously capitalized costs.
J. Intangible Assets and Goodwill
Intangible Assets
In October 2014, the Company recorded $29.0 million of an in-process research and development intangible asset on its condensed consolidated balance sheet based on the Company’s estimate of the fair value of VX-210, a drug candidate for patients with spinal cord injuries that is licensed by the Company from BioAxone. The Company used a 7.5% discount rate in the present-value models used to estimate the fair value of the in-process research and development asset. The Company also conducted an evaluation of BioAxone’s other programs and determined that market participants would not have ascribed value to those assets because of the stage of development of those assets. As of March 31, 2015, the Company did not have any additional intangible assets recorded on its condensed consolidated balance sheet.
Goodwill
As of March 31, 2015 and December 31, 2014, goodwill of $39.9 million was recorded on the Company's condensed consolidated balance sheets. There were no changes to goodwill recorded during the three months ended March 31, 2015 or 2014.
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
Because the Company was involved in the construction project, the Company was deemed for accounting purposes to be the owner of the Buildings during the construction period and recorded project construction costs incurred by the landlord as an asset and a related financing obligation during the construction period. Upon completion of the Buildings, the Company

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

evaluated the Fan Pier Leases and determined that the Fan Pier Leases did not meet the criteria for “sale-leaseback” treatment. Accordingly, the Company began depreciating the asset and incurring interest expense related to the financing obligation in 2013. The Company bifurcates its lease payments pursuant to the Fan Pier Leases into (i) a portion that is allocated to the Buildings and (ii) a portion that is allocated to the land on which the Buildings were constructed. The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in 2011.
Property and equipment, net, included $512.3 million and $515.0 million as of March 31, 2015 and December 31, 2014, respectively, related to construction costs for the Buildings. The carrying value of the Company's lease agreement for the Buildings was $473.3 million and $473.4 million as of March 31, 2015 and December 31, 2014, respectively.
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
The credit agreement requires that the Company maintain, on a quarterly basis, a minimum level of KALYDECO net revenues. Further, the credit agreement includes negative covenants, subject to exceptions, restricting or limiting the Company's ability and the ability of its subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, pay dividends, repurchase capital stock and enter into transactions with affiliates. The credit agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the administrative agent would be entitled to take various actions, including the acceleration of amounts due under outstanding loans. There have been no events of default as of or during the period ended March 31, 2015.
Based on the Company's evaluation of the Term Loan, the Company determined that the Term Loan contains several embedded derivatives. These embedded derivatives are clearly and closely related to the host instrument because they relate to the Company's credit risk; therefore, they do not require bifurcation from the host instrument, the Term Loan.
The Company incurred $5.3 million in fees paid to Macquarie that were recorded as a discount on the Term Loan and are being recorded as interest expense using the effective interest method over the term of the loan in the Company’s condensed consolidated statements of operations. As of March 31, 2015, the unamortized discount associated with the Term Loan that

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

was embedded in the senior secured term loan caption on the Company’s condensed consolidated balance sheet was $5.2 million.
L. Stock-based Compensation Expense
The Company issues stock options, restricted stock and restricted stock units with service conditions, which are generally the vesting periods of the awards. The Company also has issued, to certain members of senior management, restricted stock and restricted stock units that vest upon the earlier of the satisfaction of (i) a performance condition or (ii) a service condition, stock options that vest upon the earlier of the satisfaction of (a) performance conditions or (b) a service condition and restricted stock and restricted stock units that vest upon the satisfaction of (i) a performance condition and (ii) a service condition. In addition, the Company issued pursuant to a retention program restricted stock awards to certain members of senior management that will vest upon the satisfaction of both (i) a performance condition and (ii) a service condition. In addition, the Company issues shares pursuant to an employee stock purchase plan ("ESPP").
Effective for equity awards granted on or after February 5, 2014, the Company provides to employees who have rendered significant service to the Company and meet certain age requirements, partial or full acceleration of vesting of these equity awards, subject to certain conditions, upon a termination of employment other than for cause.  Less than 5% of the Company’s employees were eligible for partial or full acceleration of any of their equity awards as of March 31, 2015.  The Company recognizes stock-based compensation expense related to these awards over the service period from the date of grant until the qualified employees become eligible for partial or full acceleration of vesting.
During the three months ended March 31, 2015 and 2014, the Company recognized the following stock-based compensation expense included in loss from continuing operations:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$28,959	$25,127
Restricted stock and restricted stock units	27,169	18,993
ESPP share issuances	2,140	2,667
Less stock-based compensation expense capitalized to inventories	(884)	(207)
Total stock-based compensation included in costs and expenses	$57,384	$46,580

Stock-based compensation expense by line item:
Research and development expenses	$38,217	$32,900
Sales, general and administrative expenses	19,167	13,680
Total stock-based compensation included in costs and expenses	$57,384	$46,580
The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of March 31, 2015
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$199,256	2.31
Restricted stock and restricted stock units	$201,465	2.88
ESPP share issuances	$2,205	0.45

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$17.16–$20.00	165	2.51	$18.69	165	$18.69
$20.01–$40.00	3,207	4.24	$34.97	2,711	$34.73
$40.01–$60.00	3,339	7.33	$48.55	1,499	$50.27
$60.01–$80.00	1,837	8.59	$76.07	492	$74.88
$80.01–$100.00	2,232	8.70	$90.29	542	$86.07
$100.01–$120.00	1,898	9.84	$109.23	1	$110.59
$120.01–$125.63	4	9.82	$125.63	—	$—
Total	12,682	7.28	$65.17	5,410	$47.36
M. Other Arrangements
Sale of HIV Protease Inhibitor Royalty Stream
In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of March 31, 2015, the Company had $39.2 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.
N. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. For the three months ended March 31, 2015 and 2014, the Company recorded a provision for income taxes of $0.3 million and $0.8 million, respectively, related to state income taxes and income earned in various foreign jurisdictions.
As of March 31, 2015 and December 31, 2014, the Company had unrecognized tax benefits of $0.9 million. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2015, no interest and penalties have been accrued. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of March 31, 2015 and December 31, 2014. In 2015, it is reasonably possible that the Company will reduce the balance of its unrecognized tax benefits by approximately $0.5 million due to the application of statute of limitations and settlements with taxing authorities, all of which would reduce the Company’s effective tax rate.
The Company continues to maintain a valuation allowance against certain deferred tax assets where it is more likely than not that the deferred tax asset will not be realized because of its extended history of annual losses.
The Company files U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the United States before 2010 or any other major taxing jurisdiction for years before 2009, except where the Company has net operating losses or tax credit carryforwards that originated before 2009. The Company is currently under examination by Revenue Quebec for the year ended December 31, 2013 and the Internal Revenue Service, Massachusetts and Pennsylvania for the year ended December 31, 2011. No adjustments have been reported. The Company is not under examination by any other jurisdictions for any tax year. The Company concluded audits with the Canada Revenue Agency and Revenue Quebec during 2014 with no material adjustments.
The Company currently intends to reinvest the total amount of its unremitted earnings. At March 31, 2015, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.
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
The activities related to the restructuring liability for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Liability, beginning of the period	$11,596	$19,115
Cash payments	(3,985)	(3,862)
Cash received from subleases	2,476	2,689
Restructuring (income) expense	(581)	382
Liability, end of the period	$9,506	$18,324
Fan Pier Move Restructuring
In connection with the relocation of its Massachusetts operations to Fan Pier in Boston, Massachusetts, which commenced in 2013, the Company is incurring restructuring charges related to its remaining lease obligations at its facilities in Cambridge, Massachusetts. The majority of these restructuring charges were recorded in the third quarter of 2014 upon decommissioning three facilities in Cambridge. During the first quarter of 2015, the Company terminated two of these lease agreements resulting in a credit to restructuring expense equal to the difference between the Company’s estimated future cash flows related to its lease obligations for these facilities and the termination payment paid to the Company’s landlord on the effective date of the termination. The third major facility included in this restructuring activity is 120,000 square feet of the Kendall Square Facility that the Company continued to use for its operations following its 2003 Kendall Restructuring. The rentable square footage in this portion of the Kendall Square Facility was subleased to a third party in February 2015. The Company will continue to incur charges through April 2018 related to the difference between the Company’s estimated future cash flows related to this portion of the Kendall Square Facility, which include an estimate for sublease income to be received from the Company's sublessee and its actual cash flows. The Company discounted the estimated cash flows related to this restructuring activity at a discount rate of 9%.
The activities related to the restructuring liability for the three months ended March 31, 2015 and 2014 were as follows:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Liability, beginning of the period	$33,390	$1,079
Cash payments	(19,256)	(2,516)
Restructuring (income) expense	(2,997)	5,159
Liability, end of the period	$11,137	$3,722
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
The activities related to the Company's other restructuring liabilities for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Liability, beginning of the period	$869	$8,441
Cash payments	(330)	(7,267)
Restructuring expense	306	647
Liability, end of the period	$845	$1,821
P. Commitments and Contingencies
Financing Arrangements
As of March 31, 2015, the Company had irrevocable stand-by letters of credit outstanding that were issued in connection with property leases and other similar agreements that were supported by an unsecured credit facility that expired in April

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

2015. The Company cash collateralized the letters of credit totaling $21.9 million in April 2015. The cash used to support these letters of credit is included in restricted cash as of March 31, 2015 on the Company's condensed consolidated balance sheet.
Litigation
On May 28, 2014, a purported shareholder class action Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al. was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of the Company's current and former officers and directors as defendants. The lawsuit alleged that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures during the period from May 7, 2012 through May 29, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The purported class consists of all persons (excluding defendants) who purchased the Company’s common stock between May 7, 2012 and May 29, 2012. The plaintiffs seek unspecified monetary damages, costs and attorneys’ fees as well as disgorgement of the proceeds from certain individual defendants’ sales of the Company’s stock. On October 8, 2014, the Court approved Local No. 8 IBEW Retirement Fund as lead plaintiff, and Scott and Scott LLP as lead counsel for the plaintiff and the putative class. On February 23, 2015, the Company filed a reply to the plaintiffs’ opposition to its motion to dismiss.  The court heard oral argument on the motion to dismiss on March 6, 2015 and took the motion under advisement. The Company believes the claims to be without merit and intends to vigorously defend the litigation. As of March 31, 2015, the Company has not recorded any reserves for this purported class action.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of March 31, 2015 or December 31, 2014.

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
We have marketed KALYDECO (ivacaftor) since it was approved in 2012 for the treatment of patients six years of age and older with CF who have specific genetic mutations in their cystic fibrosis transmembrane conductance regulator, or CFTR, gene. In June 2014, we announced data from two Phase 3 clinical trials, referred to as TRAFFIC and TRANSPORT, of lumacaftor, a CFTR corrector compound, in combination with ivacaftor, a CFTR potentiator compound. In TRAFFIC and TRANSPORT, we evaluated the combination regimen in patients with CF twelve years of age and older who have two copies (homozygous) of the F508del mutation in their CFTR gene, which is the most prevalent form of CF. In November 2014, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for lumacaftor in combination with ivacaftor. We refer to lumacaftor in combination with ivacaftor under its anticipated brand name ORKAMBI.
Cystic Fibrosis
Our plan is to (i) continue to increase the number of patients eligible for treatment with ivacaftor, (ii) obtain marketing approval for ORKAMBI and (iii) research and develop earlier-stage compounds for the treatment of CF.
Ivacaftor
KALYDECO (ivacaftor) was approved in 2012 in the United States and European Union as a treatment for patients with CF six years of age and older who have the G551D mutation in their CFTR gene. Our KALYDECO net product revenues have been increasing over the last several years due to the increased number of patients who are being treated with KALYDECO in the United States and ex-U.S. markets as we have expanded the label for KALYDECO and completed reimbursement discussions for a portion of the patients eligible for treatment with KALYDECO in ex-U.S markets. Most recently, in March 2015, the FDA approved KALYDECO for the treatment of patients with CF two to five years of age who have one of ten mutations in their CFTR gene. We expect our KALYDECO net product revenues to increase further as a result of additional label expansions and as we increase the number of patients with CF for whom reimbursement is available in ex-U.S. markets.
Lumacaftor in Combination with Ivacaftor
In November 2014, we submitted an NDA to the FDA and an MAA to the EMA for ORKAMBI in patients with CF twelve years of age and older who are homozygous for the F508del mutation in their CFTR gene. These regulatory applications were based on two Phase 3 randomized, double-blind, placebo-controlled clinical trials of lumacaftor in combination with ivacaftor referred to as TRAFFIC and TRANSPORT. All four treatment arms in TRAFFIC and TRANSPORT met their primary endpoints of mean absolute improvement in percent predicted forced expiratory volume in one second, or ppFEV1, as compared to placebo.
The FDA has granted us priority review of the NDA. The FDA has scheduled a Pulmonary-Allergy Drugs Advisory Committee, or PADAC, meeting for May 12, 2015 to discuss the NDA. The target date for the FDA to complete its review of the NDA under the Prescription Drug User Fee Act, or PDUFA, is July 5, 2015. Accordingly, assuming timely approval, we expect to begin recognizing net product revenues from ORKAMBI in the United States in mid-2015. We do not expect significant net product revenues from ORKAMBI from ex-U.S. markets in 2015 due to the reimbursement discussions that will be required in these markets following its potential approval by the European Commission in the fourth quarter of 2015. We believe that there are approximately 22,000 patients with CF twelve years of age and older who are homozygous for the F508del mutation in North America, Europe and Australia, including approximately 8,500 in the United States and approximately 12,000 in Europe.
VX-661 in Combination with Ivacaftor
In February 2015, we initiated a Phase 3 development program for VX-661 in combination with ivacaftor in patients with CF twelve years of age and older, including patients who are homozygous for the F508del mutation in their CFTR gene and patients who have one copy of the F508del mutation in their CFTR gene (heterozygous). This program was based on safety and efficacy data from previously completed clinical trials of VX-661 alone and in combination with ivacaftor, including a

Phase 2 clinical trial of VX-661 in combination with ivacaftor in patients with CF eighteen years of age and older who are homozygous for the F508del mutation in their CFTR gene, for which we announced data in March 2015.

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
HCV Infection
Prior to 2014, we recognized significant net product revenues based on sales of INCIVEK (telaprevir), a product for the treatment of genotype 1 HCV infection that we marketed in North America. In October 2013, in response to declining sales of INCIVEK and increased competition, we reduced our focus on marketing INCIVEK and eliminated the U.S. field-based sales force that had been promoting INCIVEK. We have withdrawn INCIVEK from the market in the United States, and we expect to wind-down any remaining activities relating to the field of HCV infection in 2015.
In the fourth quarter of 2014, we terminated our collaboration with Alios BioPharma, Inc., or Alios, related to the development of HCV nucleotide analogues. Our financial statements reflect the activities related to Alios as discontinued operations.
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
Reimbursement
Sales of our products depend, to a large degree, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed health care organizations. We dedicate substantial management and other resources in order to obtain and maintain appropriate levels of reimbursement for our products from third-party payors, including governmental organizations in the United States and ex-U.S. markets. If ORKAMBI is approved, in the United States, we will engage in discussions with numerous commercial insurers and managed health care organizations, along with government health programs that are typically managed by authorities in the individual states. In Europe and many other foreign countries, we will need to focus on obtaining and maintaining government reimbursement for ORKAMBI on a country-by-country basis, because in many foreign countries patients are unable to access prescription pharmaceutical products that are not reimbursed by their governments. Consistent with our experience with KALYDECO when it was first approved, we expect reimbursement discussions in ex-U.S. markets may take a significant period of time following obtaining any marketing approvals for ORKAMBI in ex-U.S. markets.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Increase/(Decrease)
	2015	2014	$	%
	(in thousands)
Revenues	$138,509	$118,451	$20,058	17%
Operating costs and expenses	310,494	334,493	(23,999)	(7)%
Other items, net	(26,621)	(16,415)	N/A	N/A
Net loss attributable to Vertex	$(198,606)	$(232,457)	$(33,851)	(15)%
Net Loss Attributable to Vertex
Net loss attributable to Vertex was $198.6 million in the first quarter of 2015 compared to a net loss attributable to Vertex of $232.5 million in the first quarter of 2014. Our revenues increased in the first quarter of 2015 as compared to the first quarter of 2014 due to increased KALYDECO net product revenues, partially offset by decreased royalty revenues and collaborative revenues. Our operating costs and expenses decreased in the first quarter of 2015 as compared to the first quarter of 2014 primarily due to reductions in research and development expenses, royalty expenses, and restructuring expenses, partially offset by increased sales, general and administrative expenses. We expect that our net loss attributable to Vertex in 2015 will be largely dependent on the timing of potential regulatory approval of ORKAMBI in the United States and on our ability to successfully commercialize this combination therapy following the potential approval.
Diluted Net Loss Per Share Attributable to Vertex Common Shareholders
Diluted net loss per share attributable to Vertex common shareholders was $0.83 in the first quarter of 2015 as compared to a diluted net loss per share attributable to Vertex common shareholders of $1.00 in the first quarter of 2014.
Revenues

	Three Months Ended March 31,		Increase/(Decrease)
	2015	2014	$	%
	(in thousands)
Product revenues, net	$130,875	$103,461	$27,414	26%
Royalty revenues	6,792	10,733	(3,941)	(37)%
Collaborative revenues	842	4,257	(3,415)	(80)%
Total revenues	$138,509	$118,451	$20,058	17%
Product Revenues, Net

	Three Months Ended March 31,		Increase/(Decrease)
	2015	2014	$	%
	(in thousands)
KALYDECO	$130,174	$99,515	$30,659	31%
INCIVEK	701	3,946	(3,245)	(82)%
Total product revenues, net	$130,875	$103,461	$27,414	26%
Our total net product revenues increased in the first quarter of 2015 as compared to the first quarter of 2014 due to increased KALYDECO net product revenues. KALYDECO net product revenues were $130.2 million in the first quarter of 2015, including $58.3 million of net product revenues from international markets. The increase in KALYDECO net product revenues in the first quarter of 2015, as compared to the first quarter of 2014, was primarily due to additional patients being treated with KALYDECO as we completed reimbursement discussions in various jurisdictions and increased the number of patients eligible to receive KALYDECO through multiple label expansions that were approved by regulatory authorities in the United States and Europe during 2014 and 2015. We expect further increases in KALYDECO net product revenues during the remainder of 2015 as we continue to increase the number of patients that are treated with KALYDECO.
We have withdrawn INCIVEK from the market in the United States and do not expect significant INCIVEK net product revenues in future periods.
We believe our total net product revenues for the remainder of 2015 will be dependent on the timing of potential regulatory approval of ORKAMBI in the United States and on our ability to successfully commercialize this combination therapy following the potential approval. We submitted an NDA to the FDA and an MAA to the EMA for ORKAMBI in

November 2014. The target date for the FDA to complete its review of the NDA under PDUFA is July 5, 2015. Accordingly, if approved on a timely basis, we expect to begin recognizing net product revenues from ORKAMBI in the United States in mid-2015. We do not expect significant net product revenues from ORKAMBI in 2015 from ex-U.S. markets due to the reimbursement discussions that will be required in these markets following the potential approval of ORKAMBI by the European Commission in the fourth quarter of 2015.
Royalty Revenues
Our royalty revenues were $6.8 million in the first quarter of 2015 compared to $10.7 million in the first quarter of 2014. Since the beginning of 2014, our royalty revenues have consisted of (i) revenues related to a cash payment we received in 2008 when we sold our rights to certain HIV royalties and (ii) revenues related to certain third-party royalties payable by our collaborators on sales of HIV and HCV drugs that also result in corresponding royalty expenses. The decreased royalty revenues in the first quarter of 2015 compared to the first quarter of 2014 were primarily due to the continued decline in net sales of INCIVO (telaprevir) by our collaborator Janssen NV.
Collaborative Revenues
Our collaborative revenues were $0.8 million in the first quarter of 2015 as compared to $4.3 million in the first quarter of 2014. The decrease during the first quarter of 2015 was primarily attributable to the fact that we did not receive any research funding from CFFT during the first quarter of 2015, as compared to $2.9 million in research funding provided by CFFT in the first quarter of 2014.
Operating Costs and Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2015	2014	$	%
	(in thousands)
Cost of product revenues	$9,381	$8,572	$809	9%
Royalty expenses	2,926	6,904	(3,978)	(58)%
Research and development expenses	215,599	238,617	(23,018)	(10)%
Sales, general and administrative expenses	85,860	74,212	11,648	16%
Restructuring (income) expenses	(3,272)	6,188	N/A	N/A
Total costs and expenses	$310,494	$334,493	$(23,999)	(7)%
Cost of Product Revenues
Our cost of product revenues includes the cost of producing inventories that corresponded to product revenues for the reporting period, plus the third-party royalties payable on our net sales of our products. Pursuant to our agreement with CFFT, our tiered third-party royalties on KALYDECO, and ORKAMBI, if approved, calculated as a percentage of net sales, range from the single digits to the sub-teens. We expect our cost of product revenues to increase moving forward due to increased net product revenues, together with an expected increase in the third-party royalty rate payable to CFFT as we begin to pay royalties at the top end of the royalty range.
Royalty Expenses
Royalty expenses include third-party royalties payable upon net sales of telaprevir by our collaborators in their territories and expenses related to a subroyalty payable to a third party on net sales of an HIV protease inhibitor sold by GlaxoSmithKline. Royalty expenses in the first quarter of 2015 decreased by $4.0 million, or 58%, as compared to the first quarter of 2014 as a result of decreased INCIVO (telaprevir) sales by our collaborator Janssen NV.
Research and Development Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2015	2014	$	%
	(in thousands)
Research expenses	$65,562	$67,023	$(1,461)	(2)%
Development expenses	150,037	171,594	(21,557)	(13)%
Total research and development expenses	$215,599	$238,617	$(23,018)	(10)%
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
Since January 1, 2012, we have incurred $2.7 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2014 and the first quarter of 2015, costs related to our CF programs represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. In November 2014, we submitted an NDA to the FDA and an MAA to the EMA for lumacaftor in combination with ivacaftor. Obtaining regulatory approval can be a lengthy, time-consuming and uncertain process. Even if we are successful in obtaining marketing approval on a timely basis, we currently do not expect to recognize revenues from lumacaftor in combination with ivacaftor in the United States until mid-2015 and expect that it will take longer to obtain approval and third-party reimbursement for the combination therapy in ex-U.S. markets. We cannot make a meaningful estimate when, if ever, our other clinical development programs will generate revenues and cash flows.
Research Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2015	2014	$	%
	(in thousands)
Research Expenses:
Salary and benefits	$20,456	$20,427	$29	—%
Stock-based compensation expense	13,776	12,054	1,722	14%
Laboratory supplies and other direct expenses	9,168	9,279	(111)	(1)%
Outsourced services	4,558	4,484	74	2%
Infrastructure costs	17,604	20,779	(3,175)	(15)%
Total research expenses	$65,562	$67,023	$(1,461)	(2)%
We maintain a substantial investment in research activities. Our research expenses decreased modestly in the first quarter of 2015 as compared to the first quarter of 2014. We expect to continue to invest in our research programs with a focus on identifying drug candidates for specialty markets.
Development Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2015	2014	$	%
	(in thousands)
Development Expenses:
Salary and benefits	$42,195	$42,011	$184	—%
Stock-based compensation expense	24,441	20,846	3,595	17%
Laboratory supplies and other direct expenses	6,944	8,634	(1,690)	(20)%
Outsourced services	50,094	65,192	(15,098)	(23)%
Drug supply costs	1,583	2,967	(1,384)	(47)%
Infrastructure costs	24,780	31,944	(7,164)	(22)%
Total development expenses	$150,037	$171,594	$(21,557)	(13)%

Our development expenses decreased by $21.6 million, or 13%, in the first quarter of 2015 as compared to the first quarter of 2014, primarily due to a reduction in outsourced services expenses and infrastructure costs. The decrease in outsourced services expenses in the first quarter of 2015 was largely attributable to reduced clinical trial expenses following the completion of the TRAFFIC and TRANSPORT clinical trials in the first half of 2014. We expect our development expenses for outsourced activities to increase during the balance of 2015 as compared to the first quarter of 2015 due to activities related to clinical trials we have initiated or plan to initiate in 2015, including our Phase 3 development program for VX-661 in combination with ivacaftor. The decrease in infrastructure costs in the first quarter of 2015 as compared to the first quarter of 2014 was largely attributable to costs incurred in the the first quarter of 2014 related to the relocation of our corporate headquarters in Massachusetts from Cambridge to Boston.
Sales, General and Administrative Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2015	2014	$	%
	(in thousands)
Sales, general and administrative expenses	$85,860	$74,212	$11,648	16%
Sales, general and administrative expenses increased by 16% in the first quarter of 2015 as compared to the first quarter of 2014, primarily due to increased investment in commercial support for KALYDECO and costs incurred to prepare for the potential launch of ORKAMBI.
Restructuring Expense
We recorded restructuring credits of $3.3 million in the first quarter of 2015 as compared to restructuring expenses of $6.2 million in the first quarter of 2014. Our restructuring credits in the first quarter of 2015 were primarily related to the early termination of two leases in Cambridge, Massachusetts in connection with the relocation of our corporate headquarters to Boston, Massachusetts for which we had accrued a restructuring liability in excess of the termination fee we ultimately paid. Our restructuring expenses in the first quarter of 2014 were primarily related to cease use charges incurred for several facilities due to the relocation of our corporate headquarters.
Other Items
Interest Expense, Net
Interest expense, net was $21.3 million in the first quarter of 2015 compared to $15.7 million in the first quarter of 2014. The increase during the first quarter of 2015 compared to the first quarter of 2014 was primarily due to interest expense associated with the $300.0 million we borrowed in July 2014 pursuant to our credit agreement. During the remainder of 2015, we expect to incur approximately $45.1 million of interest expense associated with the leases for our corporate headquarters and approximately $16.2 million of interest expense related to the credit agreement that we entered into in July 2014.
Other Income (Expense), Net
Other income (expense), net was $(5.1) million in the first quarter of 2015 compared to $0.5 million in the first quarter of 2014. Other income (expense), net in the first quarter of 2015 was primarily due to unrealized foreign exchange losses.
Income Taxes
We recorded a provision for income taxes of $0.3 million and $0.8 million in the first quarter of 2015 and the first quarter of 2014, respectively, related to state income taxes and income earned in various foreign jurisdictions.
Discontinued Operations, Net of Tax
Our loss from discontinued operations was $0.3 million in the first quarter of 2014 related to Alios BioPharma, Inc., a variable interest entity that we consolidated from June 2011 through December 2013. As of September 30, 2014, we concluded that we no longer had significant continuing involvement with Alios. As a result, the effect of the Alios collaboration is presented as discontinued operations in our condensed consolidated statements of operations.
LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2015, we had cash, cash equivalents and marketable securities of $1.18 billion, which represented a decrease of $206 million from $1.39 billion as of December 31, 2014. This decrease was primarily due to cash expenditures we made during the three months ended March 31, 2015 related to, among other things, research and development expenses and sales, general and administrative expenses, partially offset by cash receipts from product sales and $41.6 million in cash we received from issuances of common stock pursuant to our employee benefit plans. We also incurred $15.1 million in costs for capital expenditures including payments on capital leases during the three months ended March 31, 2015. We expect to continue to incur losses on a quarterly basis until we can substantially increase revenues as a result of potential future regulatory approvals, the timing of which are uncertain.
Sources of Liquidity
We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity. Our cash flows from product sales have decreased on an annual basis during each of the past two years. In the near-term, we expect cash flows from sales of KALYDECO to increase as we continue to increase the number of patients that are treated with KALYDECO. If we obtain approval on a timely basis, we expect to begin recognizing net product revenues from ORKAMBI in the United States in mid-2015. We do not expect significant net product revenues from ORKABMI in 2015 from ex-U.S. markets due to the reimbursement discussions that will be required in these markets following the potential approval of ORKAMBI by the European Commission in the fourth quarter of 2015.
We have borrowed $300.0 million under a credit agreement that we entered into in July 2014 and, subject to certain conditions, we may request up to an additional $200.0 million pursuant to that credit agreement. In recent periods, we also have received significant proceeds from the issuance of common stock under our employee benefit plans, but the amount and timing of future proceeds from employee benefits plans is uncertain. Other possible sources of liquidity include strategic collaborative agreements that include research and/or development funding, commercial debt, public and private offerings of our equity and debt securities, development milestones and royalties on sales of products, software and equipment leases, strategic sales of assets or businesses and financial transactions. Negative covenants in our credit agreement may prohibit or limit our ability to access these sources of liquidity.
Future Capital Requirements
We incur substantial operating expenses to conduct research and development activities and operate our organization. In addition, we must repay the principal amount on the $300.0 million we borrowed in June 2014 as follows: $15.0 million in the second half of 2015, $105.0 million in 2016 and $180.0 million in 2017. We also have substantial facility and capital lease obligations, including leases for two buildings in Boston, Massachusetts that continue through 2028. We expect that cash flows from KALYDECO together with our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amounts of future revenues generated by KALYDECO, potential revenues from ORKBAMI, and the potential introduction or one or more of our other drug candidates to the market, the level of our business development activities and the number, breadth, cost and prospects of our research and development programs.
Financing Strategy
In July 2014, we borrowed $300.0 million pursuant to a credit agreement. In addition, subject to certain conditions, we may request that the lenders loan us up to an additional $200.0 million under the credit agreement. We may raise additional capital through public offerings or private placements of our securities or securing new collaborative agreements or other methods of financing. We will continue to manage our capital structure and will consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.
CONTRACTUAL COMMITMENTS AND OBLIGATIONS
Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission, or SEC, on February 13, 2015. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the three months ended March 31, 2015, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 13, 2015.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies—Recent Accounting Pronouncements,” in the 2014 Annual Report on Form 10-K. There were no new accounting pronouncements adopted during the three months ended March 31, 2015 that had a material effect on our financial statements.
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
We maintain a foreign currency management program with the objective of reducing the impact of exchange rate fluctuations on our operating results and forecasted revenues and expenses denominated in foreign currencies. The change in fair value of these foreign currency forward contracts included in accumulated other comprehensive loss and the gross fair value of foreign currency forward assets and liabilities included on the condensed consolidated balance sheet as of March 31, 2015 were not material.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of March 31, 2015 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
Item 1.     Legal Proceedings
Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al.
On May 28, 2014, a purported shareholder class action Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al. was filed in the United States District Court for the District of Massachusetts, naming us and certain of our current and former officers and directors as defendants. The lawsuit alleged that we made material misrepresentations and/or omissions of material fact in our disclosures during the period from May 7, 2012 through May 29, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The purported class consists of all persons (excluding defendants) who purchased our common stock between May 7, 2012 and May 29, 2012. The plaintiffs seek unspecified monetary damages, costs and attorneys’ fees as well as disgorgement of the proceeds from certain individual defendants’ sales of our stock. On October 8, 2014, the Court approved Local No. 8 IBEW Retirement Fund as lead plaintiff, and Scott and Scott LLP as lead counsel for the plaintiff and the putative class. We filed a motion to dismiss the complaint on December 8, 2014 and the plaintiffs filed their opposition to our motion to dismiss on January 22, 2015. On February 23, 2015, we filed a reply to the plaintiffs’ opposition to our motion to dismiss.  The court heard oral argument on our motion to dismiss on March 6, 2015 and took the motion under advisement. We believe the claims to be without merit and intend to vigorously defend the litigation.
Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 13, 2015. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I-Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

•
our expectations regarding the amount of, timing of and trends with respect to our revenues, costs and expenses and other gains and losses, including those related to net product revenues from KALYDECO and potential net product revenues from ORKAMBI, if approved;

•	our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for ivacaftor, lumacaftor and VX-661;

•	expectations regarding potential marketing approvals for ORKAMBI in the United States and ex-U.S. markets;

•	our ability to successfully market KALYDECO, ORKAMBI, if approved, or any of our other drug candidates for which we obtain regulatory approval;

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
Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 13, 2015. These are factors and uncertainties that we think could cause our actual results to differ materially from expected results. Other factors and uncertainties besides those listed there could also adversely affect us.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2015 to January 31, 2015	47,510	$0.01	—	—
February 1, 2015 to February 28, 2015	47,863	$0.01	—	—
March 1, 2015 to March 31, 2015	21,221	$0.01	—	—
The repurchases were made under the terms of our Amended and Restated 2006 Stock and Option Plan and our 2013 Stock and Option Plan. Under these plans, we award shares of restricted stock to our employees that typically are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase if a restricted stock recipient’s service to us is terminated. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares, which typically is the par value per share of $0.01. Repurchased shares are returned to applicable plan and are available for future awards under the terms of the applicable plan.
Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Employment Agreement, dated as of December 2, 2013, between Vertex Pharmaceuticals Incorporated and Jeffrey Chodakewitz.
10.2	Change of Control Agreement, dated as of December 2, 2013, between Vertex Pharmaceuticals Incorporated and Jeffrey Chodakewitz.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

May 4, 2015	By:	/s/ Ian F. Smith
Ian F. Smith
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)