Form 10-Q
period 2015-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2015-08-04
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	244,655,527
Class	Outstanding at July 24, 2015

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

“We,” “us,” “Vertex” and the “Company” as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.
“Vertex,” “KALYDECO®” and “ORKAMBI™” are registered trademarks of Vertex. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I. Financial Information
Item 1.    Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product revenues, net	$160,388	$122,319	$291,263	$225,780
Royalty revenues	5,077	13,015	11,869	23,748
Collaborative revenues	611	3,087	1,453	7,344
Total revenues	166,076	138,421	304,585	256,872
Costs and expenses:
Cost of product revenues	15,409	9,655	24,790	18,227
Royalty expenses	1,451	7,645	4,377	14,549
Research and development expenses	223,858	224,487	439,457	463,104
Sales, general and administrative expenses	94,394	77,446	180,254	151,658
Restructuring expenses (income)	2,128	(270)	(1,144)	5,918
Total costs and expenses	337,240	318,963	647,734	653,456
Loss from operations	(171,164)	(180,542)	(343,149)	(396,584)
Interest expense, net	(21,111)	(15,585)	(42,418)	(31,302)
Other income (expenses), net	1,414	37,731	(3,699)	38,182
Loss from continuing operations before provision for income taxes	(190,861)	(158,396)	(389,266)	(389,704)
Provision for income taxes	30,131	693	30,430	1,496
Loss from continuing operations	(220,992)	(159,089)	(419,696)	(391,200)
Loss from discontinued operations, net of tax benefit of $0	—	(293)	—	(639)
Net loss	(220,992)	(159,382)	(419,696)	(391,839)
Loss attributable to noncontrolling interest	32,144	—	32,242	—
Net loss attributable to Vertex	$(188,848)	$(159,382)	$(387,454)	$(391,839)

Amounts attributable to Vertex:
Loss from continuing operations	(188,848)	(159,089)	(387,454)	(391,200)
Loss from discontinued operations	—	(293)	—	(639)
Net loss attributable to Vertex	(188,848)	(159,382)	(387,454)	(391,839)

Amounts per share attributable to Vertex common shareholders:
Net loss from continuing operations:
Basic	$(0.78)	$(0.68)	$(1.61)	$(1.68)
Diluted	$(0.78)	$(0.68)	$(1.61)	$(1.68)
Net loss from discontinued operations:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net loss:
Basic	$(0.78)	$(0.68)	$(1.61)	$(1.68)
Diluted	$(0.78)	$(0.68)	$(1.61)	$(1.68)
Shares used in per share calculations:
Basic	240,757	233,808	240,129	233,353
Diluted	240,757	233,808	240,129	233,353
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(220,992)	$(159,382)	$(419,696)	$(391,839)
Changes in other comprehensive loss:
Unrealized holding (losses) gains on marketable securities	(46)	82	130	55
Unrealized losses on foreign currency forward contracts	(4,280)	(89)	(3,974)	(125)
Foreign currency translation adjustment	1,828	281	1,220	353
Total changes in other comprehensive loss	(2,498)	274	(2,624)	283
Comprehensive loss	(223,490)	(159,108)	(422,320)	(391,556)
Comprehensive loss attributable to noncontrolling interest	32,144	—	32,242	—
Comprehensive loss attributable to Vertex	$(191,346)	$(159,108)	$(390,078)	$(391,556)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$870,543	$625,259
Marketable securities, available for sale	145,907	761,847
Restricted cash and cash equivalents (VIE)	88,318	8,418
Accounts receivable, net	94,519	75,964
Inventories	42,113	30,848
Prepaid expenses and other current assets	53,289	44,175
Total current assets	1,294,689	1,546,511
Property and equipment, net	713,378	715,812
Intangible assets	284,340	29,000
Goodwill	50,384	39,915
Restricted cash	22,146	176
Other assets	9,136	3,265
Total assets	$2,374,073	$2,334,679
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$72,703	$71,194
Accrued expenses	206,030	209,676
Deferred revenues, current portion	14,930	17,468
Accrued restructuring expenses, current portion	10,166	33,107
Capital lease obligations, current portion	13,921	17,806
Senior secured term loan, current portion	42,873	14,206
Other liabilities, current portion	13,200	4,797
Total current liabilities	373,823	368,254
Deferred revenues, excluding current portion	21,019	27,808
Accrued restructuring expenses, excluding current portion	9,677	12,748
Capital lease obligations, excluding current portion	42,900	39,293
Deferred tax liability	112,413	15,044
Fan Pier lease obligation, excluding current portion	472,834	473,073
Senior secured term loan, excluding current portion	251,939	280,569
Other liabilities, excluding current portion	41,252	21,707
Total liabilities	1,325,857	1,238,496
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 500,000,000 and 300,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 244,341,701 and 241,764,398 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,406	2,385
Additional paid-in capital	5,987,169	5,777,154
Accumulated other comprehensive (loss) income	(1,707)	917
Accumulated deficit	(5,092,904)	(4,705,450)
Total Vertex shareholders' equity	894,964	1,075,006
Noncontrolling interest	153,252	21,177
Total shareholders’ equity	1,048,216	1,096,183
Total liabilities and shareholders’ equity	$2,374,073	$2,334,679
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2013	233,789	$2,320	$5,321,286	$(306)	$(3,966,895)	$1,356,405	$—	$1,356,405
Other comprehensive income, net of tax				283		283		283
Net loss					(391,839)	(391,839)	—	(391,839)
Issuance of common stock under benefit plans	3,542	27	117,920			117,947		117,947
Stock-based compensation			89,473			89,473		89,473
Balance at June 30, 2014	237,331	$2,347	$5,528,679	$(23)	$(4,358,734)	$1,172,269	$—	$1,172,269

Balance at December 31, 2014	241,764	$2,385	$5,777,154	$917	$(4,705,450)	$1,075,006	$21,177	$1,096,183
Other comprehensive loss, net of tax				(2,624)		(2,624)		(2,624)
Net loss					(387,454)	(387,454)	(32,242)	(419,696)
Issuance of common stock under benefit plans	2,578	21	87,333			87,354		87,354
Stock-based compensation			122,682			122,682		122,682
Noncontrolling interest upon consolidation						—	164,317	164,317
Balance at June 30, 2015	244,342	$2,406	$5,987,169	$(1,707)	$(5,092,904)	$894,964	$153,252	$1,048,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(419,696)	$(391,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	30,428	29,960
Stock-based compensation expense	120,645	89,024
Deferred income taxes	6,346	—
Other non-cash items, net	6,045	22
Changes in operating assets and liabilities:
Accounts receivable, net	(21,197)	2,518
Inventories	(9,426)	1,194
Prepaid expenses and other assets	(15,397)	(17,538)
Accounts payable	(3,033)	7,671
Accrued expenses and other liabilities	38,206	(9,459)
Accrued restructuring expense	(26,012)	(9,369)
Deferred revenues	(9,303)	(5,866)
Net cash used in operating activities	(302,394)	(303,682)
Cash flows from investing activities:
Purchases of marketable securities	(125,655)	(703,977)
Sales and maturities of marketable securities	741,725	801,206
Payment for acquisition of variable interest entity	(80,000)	—
Expenditures for property and equipment	(23,978)	(27,227)
(Increase) decrease in restricted cash and cash equivalents	(21,975)	1
Decrease in restricted cash and cash equivalents (VIE)	2,277	—
Decrease (increase) in other assets	87	(528)
Net cash provided by investing activities	492,481	69,475
Cash flows from financing activities:
Issuances of common stock under benefit plans	87,850	117,947
Payments on capital lease obligations	(14,441)	(11,884)
Proceeds from capital lease financing	13,386	—
Payments on Fan Pier lease obligation	(30,292)	(30,292)
Payments returned related to Fan Pier lease obligation	—	8,050
Net cash provided by financing activities	56,503	83,821
Effect of changes in exchange rates on cash	(1,306)	1,645
Net increase (decrease) in cash and cash equivalents	245,284	(148,741)
Cash and cash equivalents—beginning of period	625,259	569,299
Cash and cash equivalents—end of period	$870,543	$420,558

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,777	$31,933
Cash paid for income taxes	$1,022	$798
Capitalization of costs related to Fan Pier lease obligation	$—	$25,564
Assets acquired under capital lease	$—	$8,985
Issuances of common stock exercises from employee benefit plans receivable	$166	$—
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

Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2015 and 2014.
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
Use of Estimates and Summary of Significant Accounting Policies
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, inventories, research and development expenses, stock-based compensation expense, restructuring expense, the fair value of intangible assets, goodwill, noncontrolling interest, the consolidation of VIEs, leases and the provision for or benefit from income taxes. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
The Company's significant accounting policies are described in Note A, "Nature of Business and Accounting Policies," in the 2014 Annual Report on Form 10-K.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies—Recent Accounting Pronouncements,” in the 2014 Annual Report on Form 10-K. The Company did not adopt any new accounting pronouncements during the six months ended June 30, 2015 that had a material effect on its condensed consolidated financial statements.

B.	Product Revenues, Net
The Company sells its products principally to a limited number of specialty pharmacy providers and selected regional wholesalers in North America as well as government-owned and supported customers in international markets (collectively, its “Customers”). The Company's Customers in North America subsequently resell the products to patients and health care providers. The Company recognizes net revenues from product sales upon delivery to the Customer as long as (i) there is persuasive evidence that an arrangement exists between the Company and the Customer, (ii) collectibility is reasonably assured and (iii) the price is fixed or determinable.

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
The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2015:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2014	$1,463	$29,102	$4,713	$745	$36,023
Provision related to current period sales	2,865	20,305	181	1,251	24,602
Adjustments related to prior period sales	(86)	(5,958)	(975)	(235)	(7,254)
Credits/payments made	(2,985)	(13,654)	(3,194)	(1,105)	(20,938)
Balance at June 30, 2015	$1,257	$29,795	$725	$656	$32,433

C.	Collaborative Arrangements
Cystic Fibrosis Foundation Therapeutics Incorporated
In April 2011, the Company entered into an amendment (the “April 2011 Amendment”) to its existing collaboration agreement with Cystic Fibrosis Foundation Therapeutics Incorporated (“CFFT”) pursuant to which CFFT agreed to provide financial support for (i) development activities for VX-661, a compound that targets the processing and trafficking defect of the F508del CFTR proteins discovered under the collaboration, and (ii) additional research and development activities directed at discovering new compounds targeting the processing and trafficking defect of the F508del protein.
Under the April 2011 Amendment, CFFT agreed to provide the Company with up to $75.0 million in funding over approximately five years for research and development activities. The Company retains the right to develop and commercialize KALYDECO (ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor), lumacaftor, VX-661 and any other compounds discovered during the course of the research collaboration with CFFT. The Company recognized no collaborative revenues from this collaboration during the three and six months ended June 30, 2015 and $1.6 million and $4.5 million of collaborative revenues from this collaboration during the three and six months ended June 30, 2014, respectively.
In the original agreement, as amended prior to the April 2011 Amendment, the Company agreed to pay CFFT tiered royalties calculated as a percentage, ranging from single digits to sub-teens, of annual net sales of any approved drugs discovered during the research term that ended in 2008, including KALYDECO, ORKAMBI, lumacaftor and VX-661. The April 2011 Amendment provides for a tiered royalty in the same range on net sales of compounds targeting the processing and trafficking defect of F508del CFTR proteins discovered during the research term that began in 2011 and ended in February 2014. In each of the third quarter of 2012 and the first quarter of 2013, CFFT earned a commercial milestone payment of $9.3 million from the Company upon achievement of certain sales levels for KALYDECO. These milestones were reflected in the Company's cost of product revenues. There are no additional commercial milestone payments payable by the Company to CFFT related to sales levels for KALYDECO. The Company also is obligated to make up to two one-time commercial milestone payments to CFFT upon achievement of certain sales levels for ORKAMBI.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company began marketing KALYDECO in the United States and certain countries in the European Union in 2012 and began marketing ORKAMBI in the United States in July 2015. The Company has royalty obligations to CFFT for each compound commercialized pursuant to this collaboration until the expiration of patents covering that compound. The Company has patents in the United States and European Union covering the composition-of-matter of ivacaftor that expire in 2027 and 2025, respectively, subject to potential patent life extensions. The Company has patents in the United States and European Union covering the composition-of-matter of lumacaftor that expire in 2030 and 2026, respectively, subject to potential patent life extensions. CFFT may terminate its funding obligations under the collaboration, as amended, in certain circumstances, in which case there will be a proportional adjustment to the royalty rates and commercial milestone payments for certain compounds. The collaboration also may be terminated by either party for a material breach by the other, subject to notice and cure provisions.
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
During the three and six months ended June 30, 2015 and 2014, the Company recognized the following revenues attributable to the Janssen NV collaboration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Royalty revenues (INCIVO)	$59	$5,698	$1,584	$10,633
Collaborative revenues (telaprevir)	537	1,483	1,179	2,872
Total revenues attributable to the Janssen NV collaboration	$596	$7,181	$2,763	$13,505
Variable Interest Entities
The Company has entered into several agreements pursuant to which it has licensed rights to certain drug candidates from third-party collaborators, which has resulted in the consolidation of the third parties' financial statements into the Company's condensed consolidated financial statements as VIEs. In order to account for the fair value of the contingent milestone and royalty payments related to these collaborations under GAAP, the Company uses present-value models based on assumptions regarding the probability of achieving the relevant milestones, estimates regarding the time to develop the drug candidates, estimates of future product sales and the appropriate discount rates. The Company bases its estimate of the probability of achieving the relevant milestones on industry data for similar assets and its own experience. The discount rates used in the valuation model represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Changes in these assumptions could have a material effect on the fair value of the contingent milestone and royalty payments. The following collaborations are, or were previously, reflected in the Company's financial statements for being consolidated as VIEs:
Parion Sciences, Inc.
License and Collaboration Agreement

On June 4, 2015, the Company entered into a strategic collaboration and license agreement (the "Parion Agreement") with Parion Sciences, Inc. (“Parion”).  Pursuant to the agreement, the Company is collaborating with Parion to develop investigational epithelial sodium channel (“ENaC”) inhibitors, including VX-371 (formerly P-1037) and P-1055, for the

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

potential treatment of cystic fibrosis, or CF, and other pulmonary diseases.  The Company is leading development activities for VX-371 and P-1055 in CF and other pulmonary diseases and is responsible for all costs, subject to certain exceptions, related to development and commercialization of the compounds.

Pursuant to the Parion Agreement, the Company has worldwide development and commercial rights to Parion’s lead investigational ENaC inhibitors, VX-371 and P-1055, for the potential treatment of CF and all other pulmonary diseases and has the option to select additional compounds discovered in Parion’s research program.  Parion received an $80.0 million up-front payment and has the potential to receive up to an additional (i) $490.0 million in development and regulatory milestone payments for development of ENaC inhibitors in CF, including $360.0 million related to global filing and approval milestones, (ii) $370.0 million in development and regulatory milestones for VX-371 and P-1055 in non-CF pulmonary indications and (iii) $230.0 million in development and regulatory milestones should the Company elect to develop an additional ENaC inhibitor from Parion’s research program. The Company has agreed to pay Parion tiered royalties that range from the low double digits to mid-teens as a percentage of potential sales of licensed products.

The Company may terminate the Parion Agreement upon 90 days’ notice to Parion prior to any licensed product receiving marketing approval or upon 180 days’ notice after such point. Parion may terminate upon 30 days’ notice if the Comapny experiences a change of control prior to the initiation of the first Phase 3 clinical trial for a licensed product, subject to the Company's right to receive specified royalties on any subsequent commercialization of licensed products. The Parion Agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of the Company's royalty obligations, which expire on a country-by-country basis on the later of (i) the date the last-to-expire patent covering a licensed product expires or (ii) ten years after the first commercial sale in the country.

The Company determined that Parion is a VIE based on, among other factors, the significance to Parion of the ENaC inhibitors licensed to the Company pursuant to the Parion Agreement and on the Company's power to direct the activities that most significantly impact the economic performance of Parion.  Accordingly, the Company consolidated Parion's financial statements beginning on June 4, 2015. However, the Company's interests in Parion are limited to those accorded to the Company in the Parion Agreement. In particular, the Company did not acquire any equity interest in Parion, any interest in Parion's cash and cash equivalents or any control over Parion's activities that do not relate to the Parion Agreement.
Consideration for the Parion Agreement

The Company determined that the fair value of the consideration from the Company to Parion was $255.3 million as of June 4, 2015, which consisted of (i) an $80.0 million up-front payment, (ii) the estimated fair value of the contingent research and development milestones potentially payable by the Company to Parion and (iii) the estimated fair value of potential royalty payments payable by the Company to Parion. The Company valued the contingent milestone and royalty payments using (a) discount rates ranging from 4.1% to 5.9% for the development milestones and (b) a discount rate of 6.6% for royalties. The consideration paid and the preliminary fair value of the contingent milestone and royalty payments payable by the Company pursuant to the agreement are set forth in the table below:

June 4, 2015
(in thousands)
Up-front payment	$80,000
Fair value of contingent milestone and royalty payments	175,340
Total	$255,340
Preliminary Allocation of Assets and Liabilities

For the purposes of the condensed consolidated balance sheets at June 4, 2015 and June 30, 2015, the Company preliminarily allocated the total consideration, which is comprised of the up-front payment and the fair value of the contingent milestone and royalty payments, intangible assets, goodwill, deferred tax liability, net and net other assets and liabilities.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company recorded $255.3 million of intangible assets on the Company's condensed consolidated balance sheet for Parion's in-process research and development assets. These in-process research and development assets relate to Parion's pulmonary ENaC platform, including the intellectual property related to VX-371 and P-1055, that are licensed by the Company from Parion. The difference between the preliminary fair value of the consideration and the fair value of Parion's assets (including the fair value of intangible assets) and liabilities was allocated to goodwill.

The following table summarizes the preliminary fair values of the assets and liabilities recorded on the effective date of the agreement:

June 4, 2015
(in thousands)
Intangible assets	$255,340
Goodwill	10,468
Deferred tax liability	(91,023)
Net other assets (liabilities)	(10,468)
Net assets attributable to noncontrolling interests	$164,317
BioAxone Biosciences, Inc.
In October 2014, the Company entered into a license and collaboration agreement (the “BioAxone Agreement”) with BioAxone Biosciences, Inc. (“BioAxone”), a privately-held biotechnology company, which resulted in the consolidation of BioAxone as a VIE beginning on October 1, 2014. The Company paid BioAxone initial payments of $10.0 million in the fourth quarter of 2014.
BioAxone has the potential to receive up to $90.0 million in milestones and fees, including development, regulatory and milestone payments and a license continuation fee. In addition, BioAxone would receive royalties and commercial milestones on future net product sales of VX-210, if any. The Company holds an option to purchase BioAxone at a predetermined price. The option expires on the earliest of (a) the day the FDA accepts the Biologics License Application submission for VX-210, (b) the day the Company elects to continue the license instead of exercising the option to purchase BioAxone and (c) March 15, 2018, subject to the Company’s option to extend this date by one year.
Alios BioPharma, Inc.
In 2011, the Company entered into a license and collaboration agreement (the “Alios Agreement”) with Alios BioPharma, Inc. (“Alios”), a privately-held biotechnology company, which resulted in the consolidation of Alios as a VIE through December 31, 2013. Pursuant to the Alios Agreement, the Company and Alios collaborated on the research, development and commercialization of HCV nucleotide analogues discovered by Alios through April 2014. In December 2014, the Alios Agreement terminated in accordance with its terms pursuant to a termination notice delivered by the Company in October 2014. As of September 30, 2014, the Company concluded that it no longer had significant continuing involvement with Alios due to its intent and ability to terminate the Alios Agreement, among other factors; therefore, the operations of Alios are presented as discontinued operations in these condensed consolidated financial statements.
Aggregate VIE Financial Information

The Company did not have any consolidated VIEs for the three and six months ended June 30, 2014. An aggregate summary of net loss attributable to noncontrolling interest related to the Company's VIEs for the three and six months ended June 30, 2015 is as follows:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands)
Loss attributable to noncontrolling interest before provision for income taxes	$(1,293)	$(1,579)
Income tax provision	(29,653)	(29,590)
Decrease in fair value of contingent milestone and royalty payments	(1,198)	(1,073)
Net loss attributable to noncontrolling interest	$(32,144)	$(32,242)

During the three and six months ended June 30, 2015, the fair value of the contingent milestone and royalty payments related to the BioAxone collaboration increased by $0.4 million and $0.5 million, respectively. During the three months ended June 30, 2015, the fair value of the contingent milestone and royalty payments related to the Parion collaboration decreased by $1.6 million. The changes in the fair value of the contingent milestone and royalty payments was primarily due to the changes in market interest rates. As of June 30, 2015, the fair value of the contingent milestone and royalty payments related to the BioAxone collaboration and the Parion collaboration was $27.6 million and $173.7 million, respectively.

The following summarizes items related to the Company's VIEs included in the Company's condensed consolidated balance sheets as of the dates set forth in the table:

	June 30, 2015	December 31, 2014
	(in thousands)
Restricted cash and cash equivalents (VIE)	$88,318	$8,418
Prepaid expenses and other current assets	895	268
Intangible assets	284,340	29,000
Goodwill	19,391	8,923
Other assets	508	42
Accounts payable	823	189
Accrued expenses and other current liabilities	34,254	3,891
Deferred tax liability, net	108,913	11,544
Other liabilities	6,068	300
Noncontrolling interest	153,252	21,177

The Company has recorded the VIEs' cash and cash equivalents as restricted cash and cash equivalents (VIE) because (i) the Company does not have any interest in or control over the VIEs' cash and cash equivalents and (ii) the Company's agreements with each VIE do not provide for the VIEs' cash and cash equivalents to be used for the development of the assets that the Company licensed from the applicable VIE. Assets recorded as a result of consolidating our VIEs' financial condition into the Company's balance sheet do not represent additional assets that could be used to satisfy claims against the Company's general assets.
Outlicense Arrangements
In the ordinary course of the Company's business, the Company has entered into various agreements pursuant to which it has outlicensed rights to certain drug candidates to third-party collaborators. Although the Company does not consider any of these outlicense arrangements to be material, the most notable of these outlicense arrangements is described below. Pursuant to these outlicense arrangements, our collaborators are responsible for all costs related to the continued development of such drug candidates. Depending on the terms of the arrangements, the Company's collaborators may be required to make upfront payments, milestone payments upon the achievement of certain product research and development objectives and/or pay royalties on future sales, if any, of commercial products resulting from the collaboration.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Janssen Inc. is responsible for costs related to the development and commercialization of the compounds. During the three and six months ended June 30, 2015, the Company recorded reimbursement for these development activities of $7.1 million and $14.7 million, respectively. During the three and six months ended June 30, 2014, the Company recorded no reimbursement for these development activities. The reimbursements are recorded as a reduction to development expense in the Company's condensed consolidated statements of operations primarily due to the fact that Janssen Inc. directs the activities and selects the suppliers associated with these activities. Janssen Inc. may terminate the Janssen Influenza Agreement, subject to certain exceptions, upon six months' notice.

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
The Company did not include the securities described in the following table in the computation of the net loss from continuing operations per share attributable to Vertex common shareholder calculations because the effect would have been anti-dilutive during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Stock options	11,933	14,549	11,933	14,549
Unvested restricted stock and restricted stock units	3,355	2,584	3,355	2,584

E.	Fair Value Measurements
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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2015, the Company’s investments were in money market funds, corporate debt securities and commercial paper.
As of June 30, 2015, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds. The Company’s financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.
The following table sets forth the Company’s financial assets and liabilities subject to fair value measurements:

	Fair Value Measurements as of June 30, 2015
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$518,084	$518,084	$—	$—
Marketable securities:
Corporate debt securities	120,408	—	120,408	—
Commercial paper	25,499	—	25,499	—
Prepaid and other current assets:
Foreign currency forward contracts	1,087	—	1,087	—
Total financial assets	$665,078	$518,084	$146,994	$—
Financial liabilities carried at fair value:
Other liabilities, current portion:
Foreign currency forward contracts	$(2,737)	$—	$(2,737)	$—
Other liabilities, excluding current portion:
Foreign currency forward contracts	(313)	—	(313)	—
Total financial liabilities	$(3,050)	$—	$(3,050)	$—
The Company's VIEs invested in cash equivalents consisting of money market funds of $84.4 million as of June 30, 2015, which are valued based on Level 1 inputs. These cash equivalents are not included in the table above. The Company’s noncontrolling interest related to VIEs includes the fair value of the contingent milestone and royalty payments, which are valued based on Level 3 inputs. Please refer to Note C, “Collaborative Arrangements,” for further information.
As of June 30, 2015, the fair value and carrying value of the Company's Term Loan was $294.8 million. The fair value of the Company's Term Loan was estimated based on Level 3 inputs computed using the effective interest rate of the Term Loan. The effective interest rate considers the timing and amount of estimated future interest payments. Please refer to Note K, "Long-term Obligations" for further information regarding the Company's Term Loan.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

F.	Marketable Securities
A summary of the Company’s cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of June 30, 2015
Cash and cash equivalents:
Cash and money market funds	$870,543	$—	$—	$870,543
Total cash and cash equivalents	$870,543	$—	$—	$870,543
Marketable securities:
Commercial paper (due within 1 year)	$25,470	$29	$—	$25,499
Corporate debt securities (due within 1 year)	120,430	12	(34)	120,408
Total marketable securities	$145,900	$41	$(34)	$145,907
Total cash, cash equivalents and marketable securities	$1,016,443	$41	$(34)	$1,016,450

As of December 31, 2014
Cash and cash equivalents:
Cash and money market funds	$625,259	$—	$—	$625,259
Total cash and cash equivalents	$625,259	$—	$—	$625,259
Marketable securities:
Government-sponsored enterprise securities (due within 1 year)	$463,788	$14	$(52)	$463,750
Commercial paper (due within 1 year)	51,674	72	—	51,746
Corporate debt securities (due within 1 year)	196,065	2	(66)	196,001
Corporate debt securities (due after 1 year through 5 years)	50,443	—	(93)	50,350
Total marketable securities	$761,970	$88	$(211)	$761,847
Total cash, cash equivalents and marketable securities	$1,387,229	$88	$(211)	$1,387,106
The Company has a limited number of marketable securities in insignificant loss positions as of June 30, 2015, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investment at maturity. There were no charges recorded for other-than-temporary declines in fair value of marketable securities nor gross realized gains or losses recognized in the three and six months ended June 30, 2015 and 2014.

G.	Accumulated Other Comprehensive (Loss) Income
A summary of the Company's changes in accumulated other comprehensive (loss) income by component is shown below:

	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2014	$(971)	$(123)	$2,011	$917
Other comprehensive (loss) income before reclassifications	1,220	130	(1,370)	(20)
Amounts reclassified from accumulated other comprehensive loss	—	—	(2,604)	(2,604)
Net current period other comprehensive (loss) income	$1,220	$130	$(3,974)	$(2,624)
Balance at June 30, 2015	$249	$7	$(1,963)	$(1,707)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Foreign Currency Translation Adjustment	Unrealized Holding Gains on Marketable Securities	Unrealized Losses on Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2013	$(325)	$42	$(23)	$(306)
Other comprehensive income (loss) before reclassifications	353	55	(108)	300
Amounts reclassified from accumulated other comprehensive loss	—	—	(17)	(17)
Net current period other comprehensive income (loss)	$353	$55	$(125)	$283
Balance at June 30, 2014	$28	$97	$(148)	$(23)

H.	Hedging
The Company maintains a hedging program intended to mitigate the effect of changes in foreign exchange rates for a portion of the Company’s forecasted product revenues denominated in certain foreign currencies. The program includes foreign currency forward contracts that are designated as cash flow hedges under GAAP having contractual durations from one to eighteen months. To date, the existence of operational sites in countries outside the United States has decreased the degree to which the Company has sought to hedge its revenues in certain foreign currencies.
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company's risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If the Company determines that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of June 30, 2015, all hedges were determined to be highly effective and the Company has not recorded any ineffectiveness related to the hedging program.
The following table summarizes the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges:

	As of June 30, 2015	As of December 31, 2014
Foreign Currency	(in thousands)
Euro	$102,796	$20,209
British pound sterling	82,960	13,515
Australian dollar	25,993	—
Total foreign currency forward contracts	$211,749	$33,724
The following table summarizes the fair value of the Company's outstanding foreign currency forward contracts designated as cash flow hedges under GAAP included on the Company's condensed consolidated balance sheets:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2015
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$1,087	Other liabilities, current portion	$(2,737)
Other assets	—	Other liabilities, excluding current portion	(313)
Total assets	$1,087	Total liabilities	$(3,050)

As of December 31, 2014
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$2,011	Other liabilities, current portion	$—
Total assets	$2,011	Total liabilities	$—
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on the Company's condensed consolidated balance sheets:

	As of June 30, 2015
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amount Presented	Gross Amount Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$1,087	$—	$1,087	$(1,087)	$—
Total liabilities	$(3,050)	$—	$(3,050)	$1,087	$(1,963)

	As of December 31, 2014
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amount Presented	Gross Amount Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$2,011	$—	$2,011	$—	$2,011
I. Inventories
Inventories consisted of the following:

	As of June 30, 2015	As of December 31, 2014
	(in thousands)
Raw materials	$8,147	$8,506
Work-in-process	30,989	20,508
Finished goods	2,977	1,834
Total	$42,113	$30,848

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

J. Intangible Assets and Goodwill
Intangible Assets
As of June 30, 2015, in-process research and development intangible assets of $284.3 million were recorded on the Company's condensed consolidated balance sheet. The increase of $255.3 million as compared to the $29.0 million recorded as of December 31, 2014 is due to the Company's collaboration with Parion.
In June 2015, in connection with entering into the Parion Agreement, the Company recorded an in-process research and development intangible asset of $255.3 million based on the Company’s estimate of the fair value of Parion’s lead investigational ENaC inhibitors, including VX-371 and P-1055, that were licensed by the Company from Parion. The Company aggregated the fair value of the ENaC inhibitors into a single intangible asset because the phase, nature and risks of development as well as the amount and timing of benefits associated with the assets were similar. In October 2014, the Company recorded an in-process research and development intangible asset of $29.0 million based on the Company’s estimate of the fair value of VX-210, a drug candidate for patients with spinal cord injuries that was licensed by the Company from BioAxone. The Company used discount rates of 7.1% and 7.5% in the present-value models to estimate the fair values of the ENaC inhibitors and VX-210 intangible assets, respectively.
The Company also conducted an evaluation of Parion and BioAxone's other programs at the effective date of the Parion Agreement and BioAxone Agreement, respectively, and determined that market participants would not have ascribed value to those programs because of the stage of development of the assets in each program and uncertainties related to the potential clinical development and commercialization of the programs.
Goodwill
As of June 30, 2015, goodwill of $50.4 million was recorded on the Company's condensed consolidated balance sheet. The Company allocated $10.5 million to goodwill related to the Parion Agreement during the six months ended June 30, 2015. This goodwill relates to the potential synergies between licensed drug candidates and the Company's CF drugs and drug candidates.  None of the goodwill related to the Parion Agreement is expected to be deductible for income tax purposes. As of December 31, 2014, $39.9 million of goodwill was recorded on the Company’s consolidated balance sheet.
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
Because the Company was involved in the construction project and determined that the Fan Pier Leases did not meet the criteria for “sale-leaseback” treatment upon completion of the Buildings, the Company recorded project construction costs incurred by the landlord as an asset and a related financing obligation during the construction period and began depreciating the asset and incurring interest expense related to the financing obligation in 2013. The Company bifurcates its lease payments pursuant to the Fan Pier Leases into (i) a portion that is allocated to the Buildings and (ii) a portion that is allocated to the land on which the Buildings were constructed. The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in 2011.
Property and equipment, net, included $508.9 million and $515.0 million as of June 30, 2015 and December 31, 2014, respectively, related to construction costs for the Buildings. The carrying value of the Company's lease agreement liability for the Buildings was $473.2 million and $473.4 million as of June 30, 2015 and December 31, 2014, respectively.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Term Loan
On July 9, 2014, the Company entered into a credit agreement with the lenders party thereto, and Macquarie US Trading LLC ("Macquarie"), as administrative agent. The credit agreement provides for a $300.0 million senior secured term loan ("Term Loan"). The credit agreement also provides that, subject to satisfaction of certain conditions, the Company may request that the lenders establish an incremental senior secured term loan facility in an aggregate amount not to exceed $200.0 million. The Term Loan initially bore interest at a rate of 7.2% per annum, which will be reduced to 6.2% per annum based on the FDA's approval of ORKAMBI. The Term Loan will bear interest at a rate of LIBOR plus 5.0% per annum during the third year of the term.
The maturity date of all loans under the facilities is July 9, 2017. Interest is payable quarterly and on the maturity date. The Company is required to repay principal on the Term Loan in installments of $15.0 million per quarter from October 1, 2015 through July 1, 2016 and in installments of $60.0 million per quarter from October 1, 2016 through the maturity date. The Company may prepay the Term Loan, in whole or in part, at any time; provided that prepayments prior to the July 9, 2016 are subject to a make-whole premium to ensure Macquarie receives approximately the present value of two years of interest payments over the life of the loan.
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
The credit agreement requires that the Company maintain, on a quarterly basis, a minimum level of KALYDECO net revenues. Further, the credit agreement includes negative covenants, subject to exceptions, restricting or limiting the Company's ability and the ability of its subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, pay dividends, repurchase capital stock and enter into transactions with affiliates. The credit agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the administrative agent would be entitled to take various actions, including the acceleration of amounts due under outstanding loans. There have been no events of default as of or during the period ended June 30, 2015.
Based on the Company's evaluation of the Term Loan, the Company determined that the Term Loan contains several embedded derivatives. These embedded derivatives are clearly and closely related to the host instrument because they relate to the Company's credit risk; therefore, they do not require bifurcation from the host instrument, the Term Loan.
The Company incurred $5.3 million in fees paid to Macquarie that were recorded as a discount on the Term Loan and are being recorded as interest expense using the effective interest method over the term of the loan in the Company’s condensed consolidated statements of operations. As of June 30, 2015, the unamortized discount associated with the Term Loan that was embedded in the senior secured term loan caption on the Company’s condensed consolidated balance sheet was $5.2 million.
L. Stock-based Compensation Expense
The Company issues stock options, restricted stock and restricted stock units with service conditions, which are generally the vesting periods of the awards. The Company also has issued, to certain members of senior management, restricted stock and restricted stock units that vest upon the earlier of the satisfaction of (i) a performance condition or (ii) a service condition and stock options that vest upon the earlier of the satisfaction of (a) performance conditions or (b) a service condition. In addition, the Company issued pursuant to a retention program restricted stock awards to certain members of senior management that will vest upon the satisfaction of both (i) a performance condition and (ii) a service condition. The Company also issues shares pursuant to an employee stock purchase plan ("ESPP").
In the second quarter of 2015, the Company’s shareholders approved an amendment and restatement of the 2013 Stock and Option Plan that, among other things, increased the number of shares of common stock available for issuance under the

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

plan by 7,800,000 shares, plus the number of shares that remained available for issuance under our 2006 Stock and Option Plan, which rolled-over into the 2013 Stock and Option Plan.
During the three and six months ended June 30, 2015 and 2014, the Company recognized the following stock-based compensation expense included in loss from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$37,687	$26,985	$66,646	$52,112
Restricted stock and restricted stock units	24,902	14,020	52,071	33,013
ESPP share issuances	1,825	1,681	3,965	4,348
Less stock-based compensation expense capitalized to inventories	(1,153)	(242)	(2,037)	(449)
Total stock-based compensation included in costs and expenses	$63,261	$42,444	$120,645	$89,024

Stock-based compensation expense by line item:
Research and development expenses	$41,632	$27,253	$79,849	$60,153
Sales, general and administrative expenses	21,629	15,191	40,796	28,871
Total stock-based compensation included in costs and expenses	$63,261	$42,444	$120,645	$89,024
The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of June 30, 2015
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$169,671	2.22
Restricted stock and restricted stock units	$175,285	2.73
ESPP share issuances	$3,953	0.59

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes information about stock options outstanding and exercisable at June 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$17.16–$20.00	147	2.52	$18.87	147	$18.87
$20.01–$40.00	2,888	4.04	$34.82	2,534	$34.60
$40.01–$60.00	3,015	7.12	$48.32	1,534	$49.67
$60.01–$80.00	1,705	8.60	$75.99	539	$74.93
$80.01–$100.00	2,108	8.57	$90.22	621	$86.72
$100.01–$120.00	1,868	9.58	$109.24	113	$109.25
$120.01–$127.54	202	9.92	$127.31	165	$127.54
Total	11,933	7.22	$66.92	5,653	$52.06
M. Other Arrangements
Sale of HIV Protease Inhibitor Royalty Stream
In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of June 30, 2015, the Company had $35.4 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.
Other income (expense), net
In April 2014, the Company received a one-time cash payment of $36.7 million from its landlord pursuant to the Fan Pier Leases.  This payment related to bonds issued pursuant to an Infrastructure Development Assistance Agreement between The Commonwealth of Massachusetts and the Company’s landlord.  The bonds were issued in connection with the landlord’s contribution to infrastructure improvements and also were dependent upon employment levels at the Company through the bond issuance date.  The Company accounted for the cash payment as a government grant as it was provided in part related to the Company’s employment level in Massachusetts. Such grants are recognized as income in the period in which the conditions of the grant are met and there is reasonable assurance that the grant will be received, provided it is not subject to refund. In the second quarter of 2014, the Company recorded $36.7 million as a credit to other income (expense), net in its consolidated statements of operations because the Company’s employment obligations related to these funds were satisfied as of the date of issuance of the bonds and the payment received was not subject to refund.
N. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. For the three and six months ended June 30, 2015, the Company recorded a provision for income taxes of $30.1 million and $30.4 million, respectively. The provision for income taxes recorded in the three and six months ended June 30, 2015 included $29.7 million related to the estimated income tax effect on Parion of the Company's $80.0 million up-front payment to Parion in June 2015. The Company has no liability for taxes payable by Parion and the income tax provision and related liability have been allocated to noncontrolling interest (VIE). For the three and six months ended June 30, 2014, the Company recorded a provision for income taxes of $0.7 million and $1.5 million, respectively, related to state income taxes and income earned in various foreign jurisdictions.
As of June 30, 2015 and December 31, 2014, the Company had unrecognized tax benefits of $0.9 million. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2015, no interest and penalties have been accrued. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of June 30, 2015 and December 31, 2014. In 2015, it is reasonably possible that the Company will reduce the balance of its unrecognized tax benefits by approximately $0.5 million due to the application of statute of limitations and settlements with taxing authorities, all of which would reduce the Company’s effective tax rate.
The Company continues to maintain a valuation allowance against certain deferred tax assets where it is more likely than not that the deferred tax asset will not be realized because of its extended history of annual losses.
The Company files U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the United States before 2010 or any other major taxing jurisdiction for years before 2009, except where the Company has net operating losses or tax credit carryforwards that originated before 2009. The Company currently is under examination by the Internal Revenue Service, Pennsylvania, Delaware, New York and Texas for the year ended December 31, 2011. No adjustments have been reported. The Company is not under examination by any other jurisdictions for any tax year. The Company concluded audits with Massachusetts and Revenue Quebec during 2015 and the Canada Revenue Agency and Revenue Quebec during 2014 with no material adjustments.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company currently intends to reinvest the total amount of its unremitted earnings. At June 30, 2015, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.
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
The activities related to the restructuring liability for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Liability, beginning of the period	$9,506	$18,324	$11,596	$19,115
Cash payments	(2,584)	(3,960)	(6,569)	(7,822)
Cash received from subleases	2,799	2,689	5,275	5,378
Restructuring expense (income)	203	(2,117)	(378)	(1,735)
Liability, end of the period	$9,924	$14,936	$9,924	$14,936

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
The activities related to the restructuring liability for the three and six months ended June 30, 2015 and 2014 were as follows:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Liability, beginning of the period	$11,137	$3,722	$33,390	$797
Cash payments	(3,095)	(2,143)	(22,351)	(4,377)
Restructuring expense (income)	975	1,677	(2,022)	6,836
Liability, end of the period	$9,017	$3,256	$9,017	$3,256
Other Restructuring Activities
The Company has incurred several other restructuring activities that are unrelated to its 2003 Kendall Restructuring and the Fan Pier Move Restructuring. In October 2013, the Company adopted a restructuring plan that included (i) a workforce reduction primarily related to the commercial support of INCIVEK following the continued and rapid decline in the number of patients being treated with INCIVEK as new medicines for the treatment of HCV infection neared approval and (ii) the write-off of certain assets. This action resulted from the Company's decision to focus its investment on future opportunities in cystic fibrosis and other research and development programs.
The activities related to the Company's other restructuring liabilities for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Liability, beginning of the period	$845	$1,821	$869	$8,441
Cash payments	(893)	(1,199)	(1,223)	(8,466)
Restructuring expense	950	170	1,256	817
Liability, end of the period	$902	$792	$902	$792
P. Commitments and Contingencies
Financing Arrangements
As of June 30, 2015, the Company had irrevocable stand-by letters of credit outstanding that were issued in connection with property leases and other similar agreements totaling $21.9 million that are cash collateralized. The cash used to support these letters of credit is included in restricted cash, as of June 30, 2015, on the Company's condensed consolidated balance sheet.
Litigation
On May 28, 2014, a purported shareholder class action Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al. was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of the Company's current and former officers and directors as defendants. The lawsuit alleged that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures during the period from May 7, 2012 through May 29, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The purported class consists of all persons (excluding defendants) who purchased the Company’s common stock between May 7, 2012 and May 29, 2012. The plaintiffs seek unspecified monetary damages, costs and attorneys’ fees as well as disgorgement of the proceeds from certain individual defendants’ sales of the Company’s stock. On October 8, 2014, the Court approved Local No. 8 IBEW Retirement Fund as lead plaintiff, and Scott and Scott LLP as lead counsel for the plaintiff and the putative class. On February 23, 2015, the Company filed a reply to the plaintiffs’ opposition to its motion to dismiss.  The court heard oral argument on the motion to dismiss on March 6, 2015 and took the motion under advisement. The Company believes the claims to be without merit and intends to vigorously defend the litigation. As of June 30, 2015, the Company has not recorded any reserves for this purported class action.

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
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of June 30, 2015 or December 31, 2014.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are in the business of discovering, developing, manufacturing and commercializing medicines for serious diseases. We use precision medicine approaches with the goal of creating transformative medicines for patients in specialty markets. Our business is focused on developing and commercializing therapies for the treatment of cystic fibrosis, or CF, and advancing our research and early-stage development programs in other indications, while maintaining our financial strength.
We market KALYDECO (ivacaftor) for the treatment of certain patients with CF who have specific genetic mutations in their cystic fibrosis transmembrane conductance regulator, or CFTR, gene. In July 2015, ORKAMBI (lumacaftor in combination with ivacaftor) was approved by the United States Food and Drug Administration, or FDA, as a treatment for patients with CF twelve years of age and older who have two copies (homozygous) of the F508del mutation in their CFTR gene, which is the most prevalent form of CF. We also are seeking approval to market lumacaftor in combination with ivacaftor for this patient population in Europe, Canada and Australia.
Cystic Fibrosis
Ivacaftor
KALYDECO was approved in 2012 in the United States and European Union as a treatment for patients with CF six years of age and older who have the G551D mutation in their CFTR gene. Our KALYDECO net product revenues have been increasing over the last several years due to the increased number of patients who are being treated with KALYDECO in the United States and ex-U.S. markets as we have expanded the label for KALYDECO and obtained reimbursement for additional patients eligible for treatment with KALYDECO in ex-U.S markets.
Lumacaftor in Combination with Ivacaftor
In July 2015, the FDA approved ORKAMBI for the treatment of patients with CF twelve years of age and older who are homozygous for the F508del mutation in their CFTR gene. We have begun marketing ORKAMBI in the United States and will recognize our first net product revenues from ORKAMBI in the third quarter of 2015. We have established a wholesale acquisition cost for ORKAMBI in the United States of $259,000 on an annual basis. Our future ORKAMBI net product revenues in the United States will reflect the number of patients for whom ORKAMBI is prescribed, the level of rebates, chargebacks, discounts and other adjustments to our ORKAMBI gross product revenues and patient adherence to the recommended treatment regimen. We believe that there currently are approximately 8,500 patients in the United States who are eligible for treatment with ORKAMBI.
We submitted a Marketing Authorization Application, or MAA, for ORKAMBI for the treatment of patients with CF twelve years of age and older who are homozygous for the F508del mutation in their CFTR gene to the European Medicines Agency, or EMA, in November 2014. We do not expect significant net product revenues from ORKAMBI from ex-U.S. markets in 2015 due to the reimbursement discussions that will be required in these markets following its potential approval by the European Commission in the fourth quarter of 2015. We believe that there are approximately 12,000 patients with CF twelve years of age and older who are homozygous for the F508del mutation in Europe.
We are currently conducting two Phase 3 clinical trials to evaluate lumacaftor in combination with ivacaftor for the treatment of patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. The first clinical trial will evaluate approximately 50 patients in the United States to support potential FDA approval in patients with CF six to eleven years of age. The primary endpoint of the first six-month clinical trial is safety. This clinical trial is fully enrolled and if this trial is successful, we plan to submit a supplemental New Drug Application to the FDA in the first half of 2016. In the European Union, a clinical trial with a primary endpoint evaluating efficacy will be required to support approval of lumacaftor in combination with ivacaftor for patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. We recently initiated a second clinical trial to evaluate lumacaftor in combination with ivacaftor in approximately 200 patients within this patient population. The primary endpoint of this second clinical trial is absolute change in lung clearance index.
VX-661 in Combination with Ivacaftor
In the first quarter of 2015, we initiated a Phase 3 development program for VX-661 in combination with ivacaftor in multiple CF patient populations who have at least one copy of the F508del mutation. We have initiated four clinical trials as part of this Phase 3 development program as follows:

•
Two Copies of the F508del Mutation. A Phase 3 clinical trial evaluating the combination of VX-661 and ivacaftor in patients with CF twelve years of age and older who have two copies of the F508del mutation in their CFTR gene. Enrollment of approximately 500 patients in this clinical trial in North America and Europe is ongoing.

•
One Copy of the F508del Mutation and a Second Mutation That Results in a Gating Defect in the CFTR Protein. A Phase 3 clinical trial evaluating the combination of VX-661 and ivacaftor in patients with CF who have one copy of the F508del mutation in their CFTR gene and a second mutation in their CFTR gene that results in a gating defect in the CFTR protein. Enrollment of approximately 200 patients in this clinical trial in North America and Europe is ongoing.

•
One Copy of the F508del Mutation and a Second Mutation That Results in Residual CFTR Function. A Phase 3 clinical trial evaluating the combination of VX-661 and ivacaftor in patients with CF who have one copy of the F508del mutation in their CFTR gene and a second mutation in their CFTR gene that results in residual CFTR function. This clinical trial also will evaluate ivacaftor dosed without VX-661. Enrollment of approximately 300 patients in this clinical trial in North America and Europe is ongoing.

•
One Copy of the F508del Mutation and A Second Mutation That Results in Minimal CFTR Function. We have initiated a Phase 3 clinical trial evaluating the combination of VX-661 and ivacaftor in patients who have one copy of the F508del mutation in their CFTR gene and a second mutation in their CFTR gene that results in minimal CFTR function. The clinical trial will enroll approximately 150 patients and expansion of the clinical trial to an additional approximately 150 patients will depend on an interim futility analysis of efficacy data from the initial approximately 150 patients.

ENaC Inhibition
In June 2015, we entered into a collaboration with Parion Sciences, Inc., or Parion, to develop investigational epithelial sodium channel, or ENaC, inhibitors, including VX-371 (formerly P-1037), for the potential treatment of CF and other pulmonary diseases. VX-371 is currently being evaluated in an exploratory Phase 2a clinical trial in approximately 120 patients with CF with any mutation in their CFTR gene, including those who have mutations not expected to respond to ivacaftor alone. We expect data from this clinical in mid-2016. We expect to initiate a Phase 2a clinical trial of VX-371 in early 2016, that evaluates that addition of VX-371 to treatment with ORKAMBI for patients with CF who are homozygous for the F508del mutation in their CFTR gene.
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
Reimbursement
Sales of our products depend, to a large degree, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed health care organizations. We dedicate substantial management and other resources in order to obtain and maintain appropriate levels of reimbursement for our products from third-party payors, including governmental organizations in the United States and ex-U.S. markets. Following the FDA's July 2015 approval of ORKAMBI in the United States, we are engaging in discussions with numerous commercial insurers and managed health care organizations, along with government health programs that are typically managed by authorities in the individual states. If ORKAMBI is approved in Europe and other foreign countries, we will need to focus on obtaining and maintaining government reimbursement for ORKAMBI on a country-by-country basis, because in many foreign countries patients are unable to access prescription pharmaceutical products that are not reimbursed by their governments. Consistent with our experience with KALYDECO when it was first approved, we expect reimbursement discussions in ex-U.S. markets may take a significant period of time following obtaining any marketing approvals for ORKAMBI in ex-U.S. markets.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Revenues	$166,076	$138,421	$27,655	20%	$304,585	$256,872	$47,713	19%
Operating costs and expenses	337,240	318,963	18,277	6%	647,734	653,456	(5,722)	(1)%
Other items, net	(17,684)	21,160	N/A	N/A	(44,305)	4,745	N/A	N/A
Net loss attributable to Vertex	$(188,848)	$(159,382)	$29,466	18%	$(387,454)	$(391,839)	$(4,385)	(1)%
Net Loss Attributable to Vertex
Net loss attributable to Vertex was $188.8 million in the second quarter of 2015 compared to a net loss attributable to Vertex of $159.4 million in the second quarter of 2014. Our revenues increased in the second quarter of 2015 as compared to the second quarter of 2014 due to increased KALYDECO net product revenues, partially offset by decreased royalty revenues and collaborative revenues. Our operating costs and expenses increased in the second quarter of 2015 as compared to the second quarter of 2014 primarily due to increases in sales, general and administrative expenses and cost of product revenues, partially offset by decreased royalty expenses. The change in other items, net in the second quarter of 2015 as compared to the second quarter of 2014 was principally due to a $36.7 million credit to other income (expense) resulting from a one-time payment to us relating to our headquarters lease that we recorded in the second quarter of 2014 for which there was no corresponding credit in the second quarter of 2015.
Net loss attributable to Vertex was $387.5 million in the first half of 2015 compared to a net loss attributable to Vertex of $391.8 million in the first half of 2014. Our revenues increased in the first half of 2015 as compared to the first half of 2014 due to increased KALYDECO net product revenues, partially offset by decreased royalty revenues and collaborative revenues. Our operating costs and expenses in the first half of 2015 were consistent with our operating expenses in the first half of 2014, with increased sales, general and administrative expenses being offset by decreases in research and development expenses and royalty expenses. The change in other items, net in the first half of 2015 as compared to the first half of 2014 was principally due to a $36.7 million credit to other income (expense) resulting from a one-time payment to us relating to our headquarters lease that we recorded in the first half of 2014 for which there was no corresponding credit in the first half of 2015.

We expect that our net loss attributable to Vertex in the second half 2015 will be largely dependent on our ability to successfully commercialize ORKAMBI in the United States following our receipt of FDA approval for this combination therapy in July 2015.
Diluted Net Loss Per Share Attributable to Vertex Common Shareholders
Diluted net loss per share attributable to Vertex common shareholders was $0.78 in the second quarter of 2015 as compared to a diluted net loss per share attributable to Vertex common shareholders of $0.68 in the second quarter of 2014. Diluted net loss per share attributable to Vertex common shareholders was $1.61 in the first half of 2015 as compared to a diluted net loss per share attributable to Vertex common shareholders of $1.68 in the first half of 2014.

Revenues

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Product revenues, net	$160,388	$122,319	$38,069	31%	$291,263	$225,780	$65,483	29%
Royalty revenues	5,077	13,015	(7,938)	(61)%	11,869	23,748	(11,879)	(50)%
Collaborative revenues	611	3,087	(2,476)	(80)%	1,453	7,344	(5,891)	(80)%
Total revenues	$166,076	$138,421	$27,655	20%	$304,585	$256,872	$47,713	19%
Product Revenues, Net

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
KALYDECO	$154,888	$113,055	$41,833	37%	$285,062	$212,570	$72,492	34%
INCIVEK	5,500	9,264	(3,764)	(41)%	6,201	13,210	(7,009)	(53)%
Total product revenues, net	$160,388	$122,319	$38,069	31%	$291,263	$225,780	$65,483	29%
Our total net product revenues increased in the second quarter and the first half of 2015 as compared to the second quarter and the first half of 2014 due to increased KALYDECO net product revenues. KALYDECO net product revenues were $154.9 million in the second quarter of 2015, including $61.2 million of net product revenues from international markets. The increase in KALYDECO net product revenues in the first half and second quarter of 2015, as compared to the first half and second quarter of 2014, was primarily due to additional patients being treated with KALYDECO as we completed reimbursement discussions in various jurisdictions and increased the number of patients eligible to receive KALYDECO through multiple label expansions that were approved by regulatory authorities in the United States and Europe during 2014 and 2015.
We have withdrawn INCIVEK from the market in the United States. We may continue to recognize small incremental INCIVEK revenues over the next several quarters as we adjust our INCIVEK reserves for rebates, chargebacks and discounts.
We believe our total net product revenues for the remainder of 2015 will be dependent on our ability to successfully commercialize ORKAMBI in the United States following our receipt of FDA approval for this combination therapy in July 2015. We do not expect significant net product revenues from ORKAMBI in 2015 from ex-U.S. markets due to the reimbursement discussions that will be required in these markets following the potential approval of ORKAMBI by the European Commission in the fourth quarter of 2015.
Royalty Revenues
Our royalty revenues were $5.1 million and $11.9 million in the second quarter and the first half of 2015, respectively, as compared to $13.0 million and $23.7 million in the second quarter and the first half of 2014, respectively. Since the beginning of 2014, our royalty revenues have consisted of (i) revenues related to a cash payment we received in 2008 when we sold our rights to certain HIV royalties and (ii) revenues related to certain third-party royalties payable by our collaborators on sales of HIV and HCV drugs that also result in corresponding royalty expenses. The decreased royalty revenues in the second quarter and the first half of 2015 as compared to the second quarter and the first half of 2014 were primarily due to the continued decline in net sales of INCIVO (telaprevir) by our collaborator Janssen NV.
Collaborative Revenues
Our collaborative revenues were $0.6 million and $1.5 million in the second quarter and the first half of 2015, respectively, as compared to $3.1 million and $7.3 million in the second quarter and the first half of 2014, respectively. The decrease during the second quarter and the first half of 2015 as compared to the second quarter and the first half of 2014 was primarily attributable to the fact that we did not receive any research funding from CFFT during the second quarter and the first half of 2015, as compared to $1.6 million and $4.5 million in research funding provided by CFFT in the second quarter and the first half of 2014, respectively.

Operating Costs and Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Cost of product revenues	$15,409	$9,655	$5,754	60%	$24,790	$18,227	$6,563	36%
Royalty expenses	1,451	7,645	(6,194)	(81)%	4,377	14,549	(10,172)	(70)%
Research and development expenses	223,858	224,487	(629)	—%	439,457	463,104	(23,647)	(5)%
Sales, general and administrative expenses	94,394	77,446	16,948	22%	180,254	151,658	28,596	19%
Restructuring expenses (income)	2,128	(270)	N/A	N/A	(1,144)	5,918	N/A	N/A
Total costs and expenses	$337,240	$318,963	$18,277	6%	$647,734	$653,456	$(5,722)	(1)%
Cost of Product Revenues
Our cost of product revenues includes the cost of producing inventories that corresponded to product revenues for the reporting period, plus the third-party royalties payable on our net sales of our products. Pursuant to our agreement with CFFT, our tiered third-party royalties on KALYDECO and on future sales of ORKAMBI following FDA approval in July 2015, calculated as a percentage of net sales, range from the single digits to the sub-teens. We expect our cost of product revenues to continue to increase in the second half of 2015 due to increased net product revenues, together with an expected increase in the third-party royalty rate payable to CFFT as we begin to pay royalties at the top end of the royalty range, and the potential payment of commercial milestones to CFFT based on sales of ORKAMBI.
Royalty Expenses
Royalty expenses include third-party royalties payable upon net sales of telaprevir by our collaborators in their territories and expenses related to a subroyalty payable to a third party on net sales of an HIV protease inhibitor sold by GlaxoSmithKline. Royalty expenses in the second quarter of 2015 decreased by $6.2 million, or 81%, as compared to the second quarter of 2014 and decreased by $10.2 million, or 70%, in the first half of 2015 as compared to the first half of 2014, primarily as a result of decreased INCIVO (telaprevir) sales by our collaborator Janssen NV.
Research and Development Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Research expenses	$65,195	$65,342	$(147)	—%	$130,757	$132,365	$(1,608)	(1)%
Development expenses	158,663	159,145	(482)	—%	308,700	330,739	(22,039)	(7)%
Total research and development expenses	$223,858	$224,487	$(629)	—%	$439,457	$463,104	$(23,647)	(5)%
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
Since January 1, 2012, we have incurred $2.9 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2014 and the first half of 2015, costs related to our CF programs represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. Obtaining regulatory approval can be a lengthy, time-consuming and uncertain process. In November 2014, we submitted an MAA to the EMA for lumacaftor in combination with ivacaftor. Even if we are successful in obtaining marketing approval from the European Commission in the fourth quarter of 2015, we currently do not expect to recognize significant revenues from ORKAMBI in 2015 from ex-U.S. markets due to the reimbursement discussions that will be required in these markets following the potential approval. We cannot make a meaningful estimate when, if ever, our other clinical development programs will generate revenues and cash flows.
Research Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$19,798	$21,015	$(1,217)	(6)%	$40,254	$41,442	$(1,188)	(3)%
Stock-based compensation expense	13,081	8,837	4,244	48%	26,857	20,891	5,966	29%
Laboratory supplies and other direct expenses	10,416	10,696	(280)	(3)%	19,584	19,975	(391)	(2)%
Outsourced services	4,947	4,850	97	2%	9,505	9,334	171	2%
Infrastructure costs	16,953	19,944	(2,991)	(15)%	34,557	40,723	(6,166)	(15)%
Total research expenses	$65,195	$65,342	$(147)	—%	$130,757	$132,365	$(1,608)	(1)%
We maintain a substantial investment in research activities. Our research expenses in the second quarter and the first half of 2015 were consistent with our research expenses in the second quarter and the first half of 2014. We expect to continue to invest in our research programs with a focus on identifying drug candidates for specialty markets.
Development Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$39,427	$38,829	$598	2%	$81,622	$80,840	$782	1%
Stock-based compensation expense	28,551	18,416	10,135	55%	52,992	39,262	13,730	35%
Laboratory supplies and other direct expenses	8,473	11,017	(2,544)	(23)%	15,417	19,649	(4,232)	(22)%
Outsourced services	56,303	58,340	(2,037)	(3)%	106,397	123,531	(17,134)	(14)%
Drug supply costs	2,702	1,558	1,144	73%	4,285	4,527	(242)	(5)%
Infrastructure costs	23,207	30,985	(7,778)	(25)%	47,987	62,930	(14,943)	(24)%
Total development expenses	$158,663	$159,145	$(482)	—%	$308,700	$330,739	$(22,039)	(7)%
Our development expenses in the second quarter of 2015 were consistent with development expenses in the second quarter of 2014. Our development expenses decreased by $22.0 million, or 7%, in the first half of 2015 as compared to the first half of 2014, primarily due to a reduction in outsourced services expenses and infrastructure costs, partially offset by an increase in stock-based compensation expense. The decrease in outsourced services expenses in the first half of 2015 as compared to the first half of 2014 was largely attributable to reduced clinical trial expenses following the completion of the TRAFFIC and TRANSPORT clinical trials in the first half of 2014. We expect our development expenses for outsourced activities to increase during the second half of 2015 as compared to the first half of 2015 due to activities related to clinical trials we have initiated or plan to initiate in 2015, including our Phase 3 development program for VX-661 in combination with ivacaftor. The decrease in infrastructure costs in the first half of 2015 as compared to the first half of 2014 was largely attributable to the relocation of our corporate headquarters in Massachusetts from Cambridge to Boston in the first half of 2014.
Sales, General and Administrative Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$94,394	$77,446	$16,948	22%	$180,254	$151,658	$28,596	19%
Sales, general and administrative expenses increased by 22% in the second quarter of 2015 as compared to the second quarter of 2014 and increased by 19% in the first half of 2015 as compared to the first half of 2014, primarily due to increased investment in commercial support for KALYDECO and costs incurred to prepare for the launch of ORKAMBI in the United States and the potential launch of lumacaftor in combination with ivacaftor in ex-U.S. markets.
Restructuring Expense
We recorded restructuring expenses of $2.1 million in the second quarter of 2015 as compared to restructuring credits of $0.3 million in the second quarter of 2014 and recorded restructuring credits of $1.1 million in the first half of 2015 as compared to restructuring expenses of $5.9 million in the first half of 2014. Our restructuring expenses (credits) in the three and six months ended June 30, 2015 and 2014 have related primarily to adjustments to our restructuring liability resulting from the relocation of our corporate headquarters to Boston, Massachusetts and the early termination of our leases in Cambridge, Massachusetts.
Other Items
Interest Expense, Net
Interest expense, net was $21.1 million and $42.4 million in the second quarter and the first half of 2015, respectively, compared to $15.6 million and $31.3 million in the second quarter and the first half of 2014, respectively. The increase during the second quarter and the first half of 2015 compared to the second quarter and the first half of 2014 was primarily due to interest expense associated with the $300 million we borrowed in July 2014 pursuant to our credit agreement. During the second half of 2015, we expect to incur approximately $30 million of interest expense associated with the leases for our corporate headquarters and approximately $11 million of interest expense related to the credit agreement that we entered into in July 2014.
Other Income (Expense), Net
Other income (expense), net was income of $1.4 million in the second quarter and an expense of $3.7 million in the first half of 2015, compared to income of $37.7 million and $38.2 million in the second quarter and the first half of 2014, respectively. Other income (expense), net in the second quarter and first half of 2014 was primarily due to a credit of $36.7 million related to a one-time cash payment in the second quarter of 2014 from our landlord pursuant to leases for our corporate headquarters.
Income Taxes
We recorded a provision for income taxes of $30.1 million and $30.4 million in the second quarter and the first half of 2015, respectively, compared to $0.7 million and $1.5 million in the second quarter and the first half of 2014, respectively. The provision for income taxes in the second quarter and first half of 2015 was principally due to the consolidation of Parion as a VIE into our condensed consolidated financial statements. The provision for income taxes in the second quarter and first half of 2014 related to state income taxes and income earned in various foreign jurisdictions.
Discontinued Operations, Net of Tax
Our loss from discontinued operations was $0.3 million and $0.6 million in the second quarter and the first half of 2014, respectively, related to Alios BioPharma, Inc., a variable interest entity that we consolidated from June 2011 through December 2013. As of September 30, 2014, we concluded that we no longer had significant continuing involvement with Alios. As a result, the effect of the Alios collaboration is presented as discontinued operations in our condensed consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2015, we had cash, cash equivalents and marketable securities of $1.02 billion, which represented a decrease of $371 million from $1.39 billion as of December 31, 2014. This decrease was primarily due to cash expenditures we made during the first half of 2015 related to, among other things, research and development expenses and sales, general and administrative expenses and an $80 million payment made in connection with entry into our collaboration agreement with Parion, partially offset by cash receipts from product sales and $87.9 million in cash we received from issuances of common stock pursuant to our employee benefit plans. We also incurred $25.0 million in costs for capital expenditures including net cash flows from capital leases during the first half of 2015. Our future cash flows will be substantially dependent on our success in commercializing ORKAMBI, which was approved by the FDA in July 2015, and on obtaining approval and government reimbursement for ORKAMBI in ex-U.S. markets.
Sources of Liquidity
We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity. In the near-term, we expect cash flows from product revenues to increase due to sales of ORKAMBI in the United States following receipt of FDA approval in July 2015. We do not expect significant net product revenues from ORKABMI in 2015 from ex-U.S. markets due to the reimbursement discussions that will be required in these markets following the potential approval of ORKAMBI by the European Commission in the fourth quarter of 2015.
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
Future Capital Requirements
We incur substantial operating expenses to conduct research and development activities and operate our organization. We must repay the principal amount on the $300.0 million we borrowed in June 2014 as follows: $15.0 million in the second half of 2015, $105.0 million in 2016 and $180.0 million in 2017. We also have substantial facility and capital lease obligations, including leases for two buildings in Boston, Massachusetts that continue through 2028. In addition, we have entered into certain collaboration agreements with third parties that include the funding of certain research, development and commercialization efforts with the potential for future milestone and royalty payments by us upon the achievement of pre-established developmental and regulatory targets. We expect that cash flows from KALYDECO and ORKAMBI, together with our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amounts of future revenues generated by KALYDECO and ORKAMBI and the potential introduction of one or more of our other drug candidates to the market, the level of our business development activities and the number, breadth, cost and prospects of our research and development programs.
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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS
Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission, or SEC, on February 13, 2015. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-

K, except that in the second quarter of 2015 we entered into a collaboration agreement with Parion pursuant to which Parion is eligible to receive milestone and royalty payments, including up to $490 million in development and regulatory milestone payments for the development of VX-371 (formerly P-1037) and/or P-1055 in CF.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the first half of 2015, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 13, 2015.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies—Recent Accounting Pronouncements,” in the 2014 Annual Report on Form 10-K. There were no new accounting pronouncements adopted during the six months ended June 30, 2015 that had a material effect on our financial statements.
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
Interest Rate Risk
As of June 30, 2015, we invest our cash in a variety of financial instruments, principally money market funds, investment-grade corporate bonds and commercial paper. These investments are denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term-to-maturity of our investment instruments. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.
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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of June 30, 2015 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I-Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

•
our expectations regarding the amount of, timing of and trends with respect to our revenues, costs and expenses and other gains and losses, including those related to net product revenues from KALYDECO and ORKAMBI;

•	our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for ivacaftor, lumacaftor and VX-661;

•	expectations regarding potential marketing approvals for ORKAMBI in ex-U.S. markets;

•	our ability to successfully market KALYDECO and ORKAMBI or any of our other drug candidates for which we obtain regulatory approval;

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2015 to April 30, 2015	53,044	$0.01	—	—
May 1, 2015 to May 31, 2015	28,047	$0.01	—	—
June 1, 2015 to June 30, 2015	16,132	$0.01	—	—
The repurchases were made under the terms of our Amended and Restated 2006 Stock and Option Plan and our Amended and Restated 2013 Stock and Option Plan. Under these plans, we award shares of restricted stock to our employees that typically are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase if a restricted stock recipient’s service to us is terminated. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares, which typically is the par value per share of $0.01. Repurchased shares are returned and are available for future awards under the terms of our Amended and Restated 2013 Stock and Option Plan.
Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1	Restated Articles of Organization of Vertex Pharmaceuticals Incorporated, as amended.
10.1	Amended and Restated 2013 Stock and Option Plan (1) *
10.2	Strategic Collaboration and License Agreement, dated as of June 4, 2015, by and among Parion Sciences, Inc., Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited.†
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

(1)	Incorporated by reference to Appendix A to the Registrant's definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 30, 2015.
*	Management contract, compensatory plan or agreement.
†	Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

August 4, 2015	By:	/s/ Ian F. Smith
Ian F. Smith
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)