Form 10-Q
period 2015-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2015-10-30
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	245,717,286
Class	Outstanding at October 23, 2015

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

“We,” “us,” “Vertex” and the “Company” as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.
“Vertex,” “KALYDECO®” and “ORKAMBI®” are registered trademarks of Vertex. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I. Financial Information
Item 1.    Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product revenues, net	$302,511	$137,099	$593,774	$362,879
Royalty revenues	5,759	8,386	17,628	32,134
Collaborative revenues	1,546	33,502	2,999	40,846
Total revenues	309,816	178,987	614,401	435,859
Costs and expenses:
Cost of product revenues	30,269	10,208	55,059	28,435
Royalty expenses	1,691	3,976	6,068	18,525
Research and development expenses	246,284	190,939	685,741	654,043
Sales, general and administrative expenses	99,772	75,224	280,026	226,882
Restructuring expenses, net	1,826	40,843	682	46,761
Total costs and expenses	379,842	321,190	1,027,576	974,646
Loss from operations	(70,026)	(142,203)	(413,175)	(538,787)
Interest expense, net	(21,134)	(20,384)	(63,552)	(51,686)
Other (expenses) income, net	(1,326)	(3,990)	(5,025)	34,192
Loss from continuing operations before provision for income taxes	(92,486)	(166,577)	(481,752)	(556,281)
Provision for income taxes	1,330	3,419	31,760	4,915
Loss from continuing operations	(93,816)	(169,996)	(513,512)	(561,196)
Loss from discontinued operations, net of tax benefit of $0	—	(64)	—	(703)
Net loss	(93,816)	(170,060)	(513,512)	(561,899)
(Income) loss attributable to noncontrolling interest	(1,333)	—	30,909	—
Net loss attributable to Vertex	$(95,149)	$(170,060)	$(482,603)	$(561,899)

Amounts attributable to Vertex:
Loss from continuing operations	(95,149)	(169,996)	(482,603)	(561,196)
Loss from discontinued operations	—	(64)	—	(703)
Net loss attributable to Vertex	(95,149)	(170,060)	(482,603)	(561,899)

Amounts per share attributable to Vertex common shareholders:
Net loss from continuing operations:
Basic	$(0.39)	$(0.72)	$(2.00)	$(2.40)
Diluted	$(0.39)	$(0.72)	$(2.00)	$(2.40)
Net loss from discontinued operations:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net loss:
Basic	$(0.39)	$(0.72)	$(2.00)	$(2.40)
Diluted	$(0.39)	$(0.72)	$(2.00)	$(2.40)
Shares used in per share calculations:
Basic	241,969	236,137	240,749	234,207
Diluted	241,969	236,137	240,749	234,207
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(93,816)	$(170,060)	$(513,512)	$(561,899)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable securities	56	(30)	186	25
Unrealized gains on foreign currency forward contracts	4,546	1,838	572	1,713
Foreign currency translation adjustment	(1,384)	(624)	(164)	(271)
Total changes in other comprehensive loss	3,218	1,184	594	1,467
Comprehensive loss	(90,598)	(168,876)	(512,918)	(560,432)
Comprehensive (income) loss attributable to noncontrolling interest	(1,333)	—	30,909	—
Comprehensive loss attributable to Vertex	$(91,931)	$(168,876)	$(482,009)	$(560,432)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$756,250	$625,259
Marketable securities, available for sale	249,580	761,847
Restricted cash and cash equivalents (VIE)	75,765	8,418
Accounts receivable, net	165,272	75,964
Inventories	49,197	30,848
Prepaid expenses and other current assets	63,388	44,175
Total current assets	1,359,452	1,546,511
Property and equipment, net	706,670	715,812
Intangible assets	284,340	29,000
Goodwill	50,384	39,915
Restricted cash	22,086	176
Other assets	11,061	3,265
Total assets	$2,433,993	$2,334,679
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$78,899	$71,194
Accrued expenses	249,698	209,676
Deferred revenues, current portion	14,000	17,468
Accrued restructuring expenses, current portion	8,682	33,107
Capital lease obligations, current portion	14,153	17,806
Senior secured term loan, current portion	—	14,206
Other liabilities, current portion	9,527	4,797
Total current liabilities	374,959	368,254
Deferred revenues, excluding current portion	17,501	27,808
Accrued restructuring expenses, excluding current portion	9,122	12,748
Capital lease obligations, excluding current portion	39,273	39,293
Deferred tax liability	113,860	15,044
Fan Pier lease obligation, excluding current portion	472,724	473,073
Senior secured term loan, excluding current portion	294,832	280,569
Other liabilities, excluding current portion	34,990	21,707
Total liabilities	1,357,261	1,238,496
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.01 par value; 500,000,000 and 300,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 245,646,269 and 241,764,398 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,419	2,385
Additional paid-in capital	6,106,270	5,777,154
Accumulated other comprehensive income	1,511	917
Accumulated deficit	(5,188,053)	(4,705,450)
Total Vertex shareholders' equity	922,147	1,075,006
Noncontrolling interest	154,585	21,177
Total shareholders’ equity	1,076,732	1,096,183
Total liabilities and shareholders’ equity	$2,433,993	$2,334,679
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2013	233,789	$2,320	$5,321,286	$(306)	$(3,966,895)	$1,356,405	$—	$1,356,405
Other comprehensive income, net of tax	—	—	—	1,467	—	1,467	—	1,467
Net loss	—	—	—	—	(561,899)	(561,899)	—	(561,899)
Issuance of common stock under benefit plans	6,449	55	223,812	—	—	223,867	—	223,867
Stock-based compensation	—	—	136,065	—	—	136,065	—	136,065
Balance at September 30, 2014	240,238	$2,375	$5,681,163	$1,161	$(4,528,794)	$1,155,905	$—	$1,155,905

Balance at December 31, 2014	241,764	$2,385	$5,777,154	$917	$(4,705,450)	$1,075,006	$21,177	$1,096,183
Other comprehensive loss, net of tax	—	—	—	594	—	594	—	594
Net loss	—	—	—	—	(482,603)	(482,603)	(30,909)	(513,512)
Issuance of common stock under benefit plans	3,882	34	139,419	—	—	139,453	—	139,453
Stock-based compensation	—	—	189,697	—	—	189,697	—	189,697
Noncontrolling interest upon consolidation	—	—	—	—	—	—	164,317	164,317
Balance at September 30, 2015	245,646	$2,419	$6,106,270	$1,511	$(5,188,053)	$922,147	$154,585	$1,076,732
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(513,512)	$(561,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	46,596	46,921
Stock-based compensation expense	186,379	135,160
Deferred income taxes	7,793	—
Impairment of property and equipment	23	978
Other non-cash items, net	(2,899)	7
Changes in operating assets and liabilities:
Accounts receivable, net	(88,735)	(7,315)
Inventories	(16,127)	(4,901)
Prepaid expenses and other assets	(23,737)	(19,110)
Accounts payable	6,283	(5,544)
Accrued expenses and other liabilities	90,320	12,210
Accrued restructuring expense	(28,051)	27,249
Deferred revenues	(13,751)	(15,085)
Net cash used in operating activities	(349,418)	(391,329)
Cash flows from investing activities:
Purchases of marketable securities	(292,135)	(1,066,772)
Maturities of marketable securities	804,588	1,203,400
Payment for acquisition of variable interest entity	(80,000)	—
Expenditures for property and equipment	(32,775)	(36,525)
(Increase) decrease in restricted cash and cash equivalents	(21,980)	9
Decrease in restricted cash and cash equivalents (VIE)	14,830	—
Decrease (increase) in other assets	(982)	(92)
Net cash provided by investing activities	391,546	100,020
Cash flows from financing activities:
Issuances of common stock under benefit plans	139,689	201,274
Payments on capital lease obligations	(16,515)	(17,215)
Proceeds from capital lease financing	13,386	—
Payments on Fan Pier lease obligation	(45,438)	(45,438)
Proceeds from senior secured term loan	—	294,383
Payments returned related to Fan Pier lease obligation	—	8,050
Net cash provided by financing activities	91,122	441,054
Effect of changes in exchange rates on cash	(2,259)	(481)
Net increase in cash and cash equivalents	130,991	149,264
Cash and cash equivalents—beginning of period	625,259	569,299
Cash and cash equivalents—end of period	$756,250	$718,563

Supplemental disclosure of cash flow information:
Cash paid for interest	$19,074	$2,817
Cash paid for income taxes	$1,261	$798
Capitalization of costs related to Fan Pier lease obligation	$—	$25,564
Assets acquired under capital lease	$—	$8,985
Issuances of common stock exercises from employee benefit plans receivable	$(236)	$23,035
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

Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2015 and 2014.
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
Use of Estimates and Summary of Significant Accounting Policies
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, inventories, research and development expenses, stock-based compensation expense, restructuring expense, the fair value of intangible assets, goodwill, noncontrolling interest, the consolidation of VIEs, leases, the fair value of cash flow hedges and the provision for or benefit from income taxes. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
The Company's significant accounting policies are described in Note A, "Nature of Business and Accounting Policies," in the 2014 Annual Report on Form 10-K.
Recent Accounting Pronouncements
For a discussion of recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies—Recent Accounting Pronouncements,” in the 2014 Annual Report on Form 10-K. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2015 that had a material effect on its condensed consolidated financial statements.

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from sales to Customers and (ii) reasonably estimate its net product revenues upon delivery to its Customer's locations. The Company calculates gross product revenues based on the price that the Company charges its Customers. The Company estimates its net product revenues by deducting from its gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and Customer fees, (b) estimated government and private payor rebates, chargebacks and discounts, (c) estimated reserves for expected product returns and (d) estimated cost of co-pay assistance programs for patients, as well as other incentives for certain indirect customers. The Company makes significant estimates and judgments that materially affect the Company's recognition of net product revenues. In certain instances, the Company may be unable to reasonably conclude that the price is fixed or determinable at the time of delivery, in which case it defers the recognition of revenues. Once the Company is able to determine that the price is fixed or determinable, it recognizes the revenues associated with the units in which revenue recognition was deferred.
The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2015:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2014	$1,463	$29,102	$4,713	$745	$36,023
Provision related to current period sales	6,120	39,533	429	2,402	48,484
Adjustments related to prior period sales	(143)	(12,342)	(993)	(235)	(13,713)
Credits/payments made	(5,115)	(22,465)	(3,254)	(1,652)	(32,486)
Balance at September 30, 2015	$2,325	$33,828	$895	$1,260	$38,308

C.	Collaborative Arrangements
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
Under the April 2011 Amendment, CFFT agreed to provide the Company with up to $75.0 million in funding over approximately five years for research and development activities. The Company retains the right to develop and commercialize KALYDECO (ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor), lumacaftor, VX-661 and any other compounds discovered during the course of the research collaboration with CFFT. The Company recognized no collaborative revenues from this collaboration during the three and nine months ended September 30, 2015 and $2.0 million and $6.5 million of collaborative revenues from this collaboration during the three and nine months ended September 30, 2014, respectively.
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
During the three and nine months ended September 30, 2015 and 2014, the Company recognized the following revenues attributable to the Janssen NV collaboration:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Royalty revenues (INCIVO)	$158	$2,284	$1,742	$12,917
Collaborative revenues (telaprevir)	441	1,390	1,620	4,262
Total revenues attributable to the Janssen NV collaboration	$599	$3,674	$3,362	$17,179
CRISPR Therapeutics AG
On October 26, 2015, the Company entered into a strategic collaboration, option and license agreement (the "CRISPR Agreement") with CRISPR Therapeutics AG and its affiliates ("CRISPR") to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene editing technology. The Company has the exclusive right to license up to six CRISPR-Cas9-based targets. In connection with the CRISPR Agreement, the Company made an upfront payment to CRISPR of $75.0 million and will make a $30.0 million investment in CRISPR pursuant to a convertible loan agreement.
The Company will fund all of the discovery activities conducted pursuant to the CRISPR Agreement. For potential hemoglobinapathy treatments, including treatments for sickle cell disease, the Company and CRISPR will share equally all research and development costs and worldwide revenues. For other targets that the Company elects to license, the Company would lead all development and global commercialization activities. For each of up to six targets that the Company elects to license, other than hemoglobinapathy targets, CRISPR has the potential to receive up to $420.0 million in development, regulatory and commercial milestones and royalties on net sales.
The Company may terminate the CRISPR Agreement upon 90 days’ notice to CRISPR prior to any product receiving marketing approval or upon 270 days’ notice after such point. The CRISPR Agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the CRISPR Agreement will continue in effect until the expiration of the Company's payment obligations under the CRISPR Agreement.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Parion Sciences, Inc.
License and Collaboration Agreement

On June 4, 2015, the Company entered into a strategic collaboration and license agreement (the "Parion Agreement") with Parion Sciences, Inc. (“Parion”).  Pursuant to the agreement, the Company is collaborating with Parion to develop investigational epithelial sodium channel (“ENaC”) inhibitors, including VX-371 (formerly P-1037) and P-1055, for the potential treatment of cystic fibrosis, or CF, and other pulmonary diseases.  The Company is leading development activities for VX-371 and P-1055 in CF and other pulmonary diseases and is responsible for all costs, subject to certain exceptions, related to development and commercialization of the compounds.

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

The Company may terminate the Parion Agreement upon 90 days’ notice to Parion prior to any licensed product receiving marketing approval or upon 180 days’ notice after such point. If the Company experiences a change of control prior to the initiation of the first Phase 3 clinical trial for a licensed product, Parion may terminate the Parion Agreement upon 30 days’ notice, subject to the Company's right to receive specified royalties on any subsequent commercialization of licensed products. The Parion Agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of the Company's royalty obligations, which expire on a country-by-country basis on the later of (i) the date the last-to-expire patent covering a licensed product expires or (ii) ten years after the first commercial sale in the country.

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Preliminary Allocation of Assets and Liabilities

For the purposes of the condensed consolidated balance sheets at June 4, 2015 and September 30, 2015, the Company preliminarily allocated the total consideration, which is comprised of the up-front payment and the fair value of the contingent milestone and royalty payments, intangible assets, goodwill, deferred tax liability, net and net other assets and liabilities.

The Company recorded $255.3 million of intangible assets on the Company's condensed consolidated balance sheet for Parion's in-process research and development assets. These in-process research and development assets relate to Parion's pulmonary ENaC platform, including the intellectual property related to VX-371 and P-1055, that are licensed by Parion to the Company. The difference between the preliminary fair value of the consideration and the fair value of Parion's assets (including the fair value of intangible assets) and liabilities was allocated to goodwill.

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Alios BioPharma, Inc.
In 2011, the Company entered into a license and collaboration agreement (the “Alios Agreement”) with Alios BioPharma, Inc. (“Alios”), which was a privately-held biotechnology company, which resulted in the consolidation of Alios as a VIE through December 31, 2013. Pursuant to the Alios Agreement, the Company and Alios collaborated on the research, development and commercialization of HCV nucleotide analogues discovered by Alios through April 2014. In December 2014, the Alios Agreement terminated in accordance with its terms pursuant to a termination notice delivered by the Company in October 2014. As of September 30, 2014, the Company concluded that it no longer had significant continuing involvement with Alios due to its intent and ability to terminate the Alios Agreement, among other factors; therefore, the operations of Alios are presented as discontinued operations in these condensed consolidated financial statements.
Aggregate VIE Financial Information

The Company did not have any consolidated VIEs for the three and nine months ended September 30, 2014. An aggregate summary of net loss attributable to noncontrolling interest related to the Company's VIEs for the three and nine months ended September 30, 2015 is as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands)
Loss attributable to noncontrolling interest before provision for income taxes	$(1,743)	$(3,322)
Provision for income taxes	(777)	(30,367)
Increase in fair value of contingent milestone and royalty payments	3,853	2,780
Net (income) loss attributable to noncontrolling interest	$1,333	$(30,909)

During the three and nine months ended September 30, 2015, the fair value of the contingent milestone and royalty payments related to the BioAxone collaboration decreased by $0.6 million and $0.1 million, respectively. During the three and nine months ended September 30, 2015, the fair value of the contingent milestone and royalty payments related to the Parion collaboration increased by $4.5 million and $2.9 million, respectively. The changes in the fair value of the contingent milestone and royalty payments were primarily due to the changes in market interest rates and the time value of money. As of September 30, 2015, the fair value of the contingent milestone and royalty payments related to the BioAxone collaboration and the Parion collaboration was $27.0 million and $178.2 million, respectively.

The following table summarizes items related to the Company's VIEs included in the Company's condensed consolidated balance sheets as of the dates set forth in the table:

	September 30, 2015	December 31, 2014
	(in thousands)
Restricted cash and cash equivalents (VIE)	$75,765	$8,418
Prepaid expenses and other current assets	3,057	268
Intangible assets	284,340	29,000
Goodwill	19,391	8,923
Other assets	461	42
Accounts payable	1,115	189
Accrued expenses and other current liabilities	32,519	3,891
Deferred tax liability, net	110,360	11,544
Other liabilities	300	300
Noncontrolling interest	154,585	21,177

The Company has recorded the VIEs' cash and cash equivalents as restricted cash and cash equivalents (VIE) because (i) the Company does not have any interest in or control over the VIEs' cash and cash equivalents and (ii) the Company's agreements with each VIE do not provide for the VIEs' cash and cash equivalents to be used for the development of the assets

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Janssen Inc. is responsible for costs related to the development and commercialization of the compounds. During the three and nine months ended September 30, 2015, the Company recorded reimbursement for these development activities of $4.0 million and $18.7 million, respectively. During the three and nine months ended September 30, 2014, the Company recorded reimbursement for these development activities of $4.3 million. The reimbursements are recorded as a reduction to development expense in the Company's condensed consolidated statements of operations primarily due to the fact that Janssen Inc. directs the activities and selects the suppliers associated with these activities. Janssen Inc. may terminate the Janssen Influenza Agreement, subject to certain exceptions, upon six months' notice.

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
The Company did not include the securities described in the following table in the computation of the net loss from continuing operations per share attributable to Vertex common shareholder calculations because the effect would have been anti-dilutive during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Stock options	12,025	13,097	12,025	13,097
Unvested restricted stock and restricted stock units	3,367	2,672	3,367	2,672

E.	Fair Value Measurements
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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2015, the Company’s investments were in money market funds, corporate debt securities and commercial paper.
As of September 30, 2015, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds. The Company’s financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade corporations.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the Company’s financial assets and liabilities subject to fair value measurements:

	Fair Value Measurements as of September 30, 2015
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$340,573	$340,573	$—	$—
Corporate debt securities	25,109	—	25,109	—
Commercial paper	24,000	—	24,000	—
Marketable securities:
Corporate debt securities	109,335	—	109,335	—
Commercial paper	140,245	—	140,245	—
Prepaid and other current assets:
Foreign currency forward contracts	3,508	—	3,508	—
Other assets:
Foreign currency forward contracts	651	—	651	—
Total financial assets	$643,421	$340,573	$302,848	$—
Financial liabilities carried at fair value:
Other liabilities, current portion:
Foreign currency forward contracts	$(1,552)	$—	$(1,552)	$—
Other liabilities, excluding current portion:
Foreign currency forward contracts	(24)	—	(24)	—
Total financial liabilities	$(1,576)	$—	$(1,576)	$—
The Company's VIEs invested in cash equivalents consisting of money market funds of $75.4 million as of September 30, 2015, which are valued based on Level 1 inputs. These cash equivalents are not included in the table above. The Company’s noncontrolling interest related to VIEs includes the fair value of the contingent milestone and royalty payments, which are valued based on Level 3 inputs. Please refer to Note C, “Collaborative Arrangements,” for further information.
As of September 30, 2015, the fair value and carrying value of the Company's Term Loan was $294.8 million. The fair value of the Company's Term Loan was estimated based on Level 3 inputs computed using the effective interest rate of the Term Loan. The effective interest rate considers the timing and amount of estimated future interest payments as well as current markets rates. Please refer to Note K, "Long-term Obligations" for further information regarding the Company's Term Loan.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

F.	Marketable Securities
A summary of the Company’s cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of September 30, 2015
Cash and cash equivalents:
Cash and money market funds	$707,141	$—	$—	$707,141
Commercial paper	$25,109	$—	$—	$25,109
Corporate debt securities	$24,000	$—	$—	$24,000
Total cash and cash equivalents	$756,250	$—	$—	$756,250
Marketable securities:
Commercial paper (due within 1 year)	$140,131	$114	$—	$140,245
Corporate debt securities (due within 1 year)	109,386	28	(79)	109,335
Total marketable securities	$249,517	$142	$(79)	$249,580
Total cash, cash equivalents and marketable securities	$1,005,767	$142	$(79)	$1,005,830

As of December 31, 2014
Cash and cash equivalents:
Cash and money market funds	$625,259	$—	$—	$625,259
Total cash and cash equivalents	$625,259	$—	$—	$625,259
Marketable securities:
Government-sponsored enterprise securities (due within 1 year)	$463,788	$14	$(52)	$463,750
Commercial paper (due within 1 year)	51,674	72	—	51,746
Corporate debt securities (due within 1 year)	196,065	2	(66)	196,001
Corporate debt securities (due after 1 year through 5 years)	50,443	—	(93)	50,350
Total marketable securities	$761,970	$88	$(211)	$761,847
Total cash, cash equivalents and marketable securities	$1,387,229	$88	$(211)	$1,387,106
The Company has a limited number of marketable securities in insignificant loss positions as of September 30, 2015, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investment at maturity. There were no charges recorded for other-than-temporary declines in fair value of marketable securities nor gross realized gains or losses recognized in the three and nine months ended September 30, 2015 and 2014.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

G.	Accumulated Other Comprehensive (Loss) Income
A summary of the Company's changes in accumulated other comprehensive (loss) income by component is shown below:

	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2014	$(971)	$(123)	$2,011	$917
Other comprehensive (loss) income before reclassifications	(164)	186	4,072	4,094
Amounts reclassified from accumulated other comprehensive loss	—	—	(3,500)	(3,500)
Net current period other comprehensive (loss) income	$(164)	$186	$572	$594
Balance at September 30, 2015	$(1,135)	$63	$2,583	$1,511

	Foreign Currency Translation Adjustment	Unrealized Holding Gains on Marketable Securities	Unrealized (Losses) Gains on Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2013	$(325)	$42	$(23)	$(306)
Other comprehensive (loss) income before reclassifications	(271)	25	2,140	1,894
Amounts reclassified from accumulated other comprehensive loss	—	—	(427)	(427)
Net current period other comprehensive (loss) income	$(271)	$25	$1,713	$1,467
Balance at September 30, 2014	$(596)	$67	$1,690	$1,161

H.	Hedging
The Company maintains a hedging program intended to mitigate the effect of changes in foreign exchange rates for a portion of the Company’s forecasted product revenues denominated in certain foreign currencies. The program includes foreign currency forward contracts that are designated as cash flow hedges under GAAP having contractual durations from one to eighteen months. To date, the existence of operational sites in countries outside the United States has limited the degree to which the Company has sought to hedge its revenues in certain foreign currencies.
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company's risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If the Company determines that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of September 30, 2015, all hedges were determined to be highly effective and the Company has not recorded any ineffectiveness related to the hedging program.
The following table summarizes the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges:

	As of September 30, 2015	As of December 31, 2014
Foreign Currency	(in thousands)
Euro	$106,620	$20,209
British pound sterling	78,861	13,515
Australian dollar	25,414	—
Total foreign currency forward contracts	$210,895	$33,724
The following table summarizes the fair value of the Company's outstanding foreign currency forward contracts designated as cash flow hedges under GAAP included on the Company's condensed consolidated balance sheets:

As of September 30, 2015
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$3,508	Other liabilities, current portion	$(1,552)
Other assets	651	Other liabilities, excluding current portion	(24)
Total assets	$4,159	Total liabilities	$(1,576)

As of December 31, 2014
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$2,011	Other liabilities, current portion	$—
Total assets	$2,011	Total liabilities	$—
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on the Company's condensed consolidated balance sheets:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of September 30, 2015
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amount Presented	Gross Amount Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$4,159	$—	$4,159	$(1,576)	$2,583
Total liabilities	$(1,576)	$—	$(1,576)	$1,576	$—

	As of December 31, 2014
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amount Presented	Gross Amount Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$2,011	$—	$2,011	$—	$2,011
I. Inventories
Inventories consisted of the following:

	As of September 30, 2015	As of December 31, 2014
	(in thousands)
Raw materials	$8,669	$8,506
Work-in-process	34,115	20,508
Finished goods	6,413	1,834
Total	$49,197	$30,848
J. Intangible Assets and Goodwill
Intangible Assets
As of September 30, 2015, in-process research and development intangible assets of $284.3 million were recorded on the Company's condensed consolidated balance sheet. The increase of $255.3 million as compared to the $29.0 million recorded as of December 31, 2014 is due to the Company's collaboration with Parion.
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
Goodwill
As of September 30, 2015, goodwill of $50.4 million was recorded on the Company's condensed consolidated balance sheet. The Company allocated $10.5 million to goodwill related to the Parion Agreement during the nine months ended September 30, 2015. This goodwill relates to the potential synergies between licensed drug candidates and the Company's CF drugs and drug candidates.  None of the goodwill related to the Parion Agreement is expected to be deductible for income tax purposes. As of December 31, 2014, $39.9 million of goodwill was recorded on the Company’s consolidated balance sheet.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Property and equipment, net, included $505.6 million and $515.0 million as of September 30, 2015 and December 31, 2014, respectively, related to construction costs for the Buildings. The carrying value of the Company's lease agreement liability for the Buildings was $473.1 million and $473.4 million as of September 30, 2015 and December 31, 2014, respectively.
Term Loan
In July 2014, the Company entered into a credit agreement with the lenders party thereto, and Macquarie US Trading LLC ("Macquarie"), as administrative agent. The credit agreement provides for a $300.0 million senior secured term loan ("Term Loan"). The credit agreement also provides that, subject to satisfaction of certain conditions, the Company may request that the lenders establish an incremental senior secured term loan facility in an aggregate amount not to exceed $200.0 million. The Term Loan initially bore interest at a rate of 7.2% per annum, which will be reduced to 6.2% per annum based on the FDA's approval of ORKAMBI. The Term Loan will bear interest at a rate of LIBOR plus 5.0% per annum during the third year of the term.
The maturity date of all loans under the facilities is July 9, 2017. Interest is payable quarterly and on the maturity date. In October 2015, the Company amended the terms of the credit agreement to provide for, among other things, a modification to the repayment schedule of the loan. As amended, the Company is required to repay principal on the Term Loan in quarterly installments of $75 million from October 1, 2016 through the maturity date. The Company may prepay the Term Loan, in whole or in part, at any time; provided that prepayments prior to the July 9, 2016 are subject to a make-whole premium to ensure Macquarie receives approximately the present value of two years of interest payments over the life of the loan. The Company expects that amending the credit agreement will be accounted for as a debt modification, as opposed to an extinguishment of debt, based on an insignificant change to the present value of the future cash flows relating to the credit agreement.
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
The credit agreement requires that the Company maintain, on a quarterly basis, a minimum level of KALYDECO net revenues. Further, the credit agreement includes negative covenants, subject to exceptions, restricting or limiting the Company's ability and the ability of its subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, pay dividends, repurchase capital stock and enter into transactions with affiliates. The credit agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the administrative agent would be entitled to take various actions, including the acceleration of amounts due under outstanding loans. There have been no events of default as of or during the period ended September 30, 2015.
Based on the Company's evaluation of the Term Loan, the Company determined that the Term Loan contains several embedded derivatives. These embedded derivatives are clearly and closely related to the host instrument because they relate to the Company's credit risk; therefore, they do not require bifurcation from the host instrument, the Term Loan.
The Company incurred $5.3 million in fees paid to Macquarie that were recorded as a discount on the Term Loan and are being recorded as interest expense using the effective interest method over the term of the loan in the Company’s condensed consolidated statements of operations. As of September 30, 2015, the unamortized discount associated with the Term Loan that was embedded in the senior secured term loan caption on the Company’s condensed consolidated balance sheet was $5.2 million.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
In the second quarter of 2015, the Company’s shareholders approved an amendment and restatement of the 2013 Stock and Option Plan that, among other things, increased the number of shares of common stock available for issuance under the plan by 7,800,000 shares, plus the number of shares that remained available for issuance under our 2006 Stock and Option Plan, which rolled-over into the 2013 Stock and Option Plan.
During the three and nine months ended September 30, 2015 and 2014, the Company recognized the following stock-based compensation expense included in loss from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$39,074	$26,291	$105,720	$78,403
Restricted stock and restricted stock units	26,203	18,418	78,274	51,431
ESPP share issuances	1,738	1,883	5,703	6,231
Less stock-based compensation expense capitalized to inventories	(1,281)	(456)	(3,318)	(905)
Total stock-based compensation included in costs and expenses	$65,734	$46,136	$186,379	$135,160

Stock-based compensation expense by line item:
Research and development expenses	$44,701	$31,131	$124,550	$91,284
Sales, general and administrative expenses	21,033	15,005	61,829	43,876
Total stock-based compensation included in costs and expenses	$65,734	$46,136	$186,379	$135,160
The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of September 30, 2015
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$197,031	2.30
Restricted stock and restricted stock units	$190,786	2.73
ESPP share issuances	$1,885	0.44

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$18.93–$20.00	138	2.35	$18.93	138	$18.93
$20.01–$40.00	2,499	3.81	$34.56	2,284	$34.36
$40.01–$60.00	2,593	6.80	$48.27	1,458	$49.52
$60.01–$80.00	1,567	8.31	$75.94	551	$74.95
$80.01–$100.00	1,932	8.28	$90.27	638	$87.16
$100.01–$120.00	1,791	9.32	$109.24	201	$109.22
$120.01–$134.69	1,505	9.78	$131.21	168	$127.52
Total	12,025	7.31	$74.90	5,438	$53.98
M. Other Arrangements
Sale of HIV Protease Inhibitor Royalty Stream
In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of September 30, 2015, the Company had $31.2 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.
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
N. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. For the three and nine months ended September 30, 2015, the Company recorded a provision for income taxes of $1.3 million and $31.8 million, respectively. The provision for income taxes recorded in the three and nine months ended September 30, 2015 included $0.8 million and $30.4 million, respectively, related to the Company's VIE's income tax provision. The VIE's income tax provision for the nine months ended September 30, 2015 primarily related to the income tax effect on the $80.0 million up-front payment received by Parion from the Company in June 2015. The Company has no liability for taxes payable by Parion and the income tax provision and related liability have been allocated to noncontrolling interest (VIE). For the three and nine months ended September 30,

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

2014, the Company recorded a provision for income taxes of $3.4 million and $4.9 million, respectively, related to state income taxes and income earned in various foreign jurisdictions.
As of September 30, 2015 and December 31, 2014, the Company had unrecognized tax benefits of $0.9 million. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2015, no interest and penalties have been accrued. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of September 30, 2015 and December 31, 2014. In 2015, it is reasonably possible that the Company will reduce the balance of its unrecognized tax benefits by approximately $0.5 million due to the application of statute of limitations and settlements with taxing authorities, all of which would reduce the Company’s effective tax rate.
The Company continues to maintain a valuation allowance against certain deferred tax assets where it is more likely than not that the deferred tax asset will not be realized because of its extended history of annual losses.
The Company files U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the United States before 2011 or any other major taxing jurisdiction for years before 2009, except where the Company has net operating losses or tax credit carryforwards that originated before 2009. The Company currently is under examination by the Internal Revenue Service for the year ended December 31, 2011 and in Canada, Pennsylvania, Delaware, New York and Texas for varying periods including the years ended December 31, 2011 through 2013. No adjustments have been reported. The Company is not under examination by any other jurisdictions for any tax year. The Company concluded audits with Massachusetts and Revenue Quebec during 2015 and the Canada Revenue Agency and Revenue Quebec during 2014 with no material adjustments.
The Company currently intends to reinvest the total amount of its unremitted earnings. At September 30, 2015, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.
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
The activities related to the restructuring liability for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Liability, beginning of the period	$9,924	$14,936	$11,596	$19,115
Cash payments	(3,975)	(4,249)	(10,544)	(12,071)
Cash received from subleases	2,919	2,689	8,194	8,067
Restructuring expense (income)	146	(464)	(232)	(2,199)
Liability, end of the period	$9,014	$12,912	$9,014	$12,912

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The activities related to the restructuring liability for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Liability, beginning of the period	$9,017	$3,256	$33,390	$797
Cash payments	(3,070)	(2,266)	(25,421)	(6,643)
Cash received from subleases	1,820	—	1,820	—
Restructuring expense (income)	51	39,752	(1,971)	46,588
Liability, end of the period	$7,818	$40,742	$7,818	$40,742
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
The activities related to the Company's other restructuring liabilities for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Liability, beginning of the period	$902	$792	$869	$8,441
Cash payments	(1,559)	(399)	(2,782)	(8,865)
Restructuring expense	1,629	1,555	2,885	2,372
Liability, end of the period	$972	$1,948	$972	$1,948

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

P. Commitments and Contingencies
Financing Arrangements
As of September 30, 2015, the Company had irrevocable stand-by letters of credit outstanding that were issued in connection with property leases and other similar agreements totaling $21.9 million that are cash collateralized. The cash used to support these letters of credit is included in restricted cash, as of September 30, 2015, on the Company's condensed consolidated balance sheet.
Litigation
On May 28, 2014, a purported shareholder class action Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al. was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of the Company's current and former officers and directors as defendants. The lawsuit alleged that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures during the period from May 7, 2012 through May 29, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The purported class consists of all persons (excluding defendants) who purchased the Company’s common stock between May 7, 2012 and May 29, 2012. The plaintiffs seek unspecified monetary damages, costs and attorneys’ fees as well as disgorgement of the proceeds from certain individual defendants’ sales of the Company’s stock. On October 8, 2014, the Court approved Local No. 8 IBEW Retirement Fund as lead plaintiff, and Scott and Scott LLP as lead counsel for the plaintiff and the putative class. On February 23, 2015, the Company filed a reply to the plaintiffs’ opposition to its motion to dismiss.  The court heard oral argument on the motion to dismiss on March 6, 2015 and took the motion under advisement. On September 30, 2015, the court granted the Company's motion to dismiss. On October 15, 2015, the plaintiff filed a notice of appeal. The Company believes the claims to be without merit and intend to vigorously defend the litigation. As of September 30, 2015, the Company has not recorded any reserves for this purported class action.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

to recover all or a portion of any future amounts paid. The Company has never paid any material amounts to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, the Company believes the estimated fair value of these indemnification arrangements is minimal.
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of September 30, 2015 or December 31, 2014.

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
We market KALYDECO (ivacaftor) for the treatment of certain patients with CF who have specific genetic mutations in their cystic fibrosis transmembrane conductance regulator, or CFTR, gene. In July 2015, we began marketing ORKAMBI (lumacaftor in combination with ivacaftor) in the United States for the treatment of patients with CF twelve years of age and older who have two copies (homozygous) of the F508del mutation in their CFTR gene, which is the most prevalent form of CF. We also are seeking approval to market lumacaftor in combination with ivacaftor for this patient population in Europe, Canada and Australia.
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
In September 2015, the European Union Committee for Medicinal Products for Human Use, or CHMP, issued positive opinions recommending approval of KALYDECO for patients with CF two to five years of age who have one of nine gating mutations in their CFTR gene and in patients with CF 18 years of age and older who have the R117H mutation in their CFTR gene. The CHMP's opinions will be reviewed by the European Commission, which has the authority to approve medicines for the European Union. In Europe, we believe there are approximately 125 patients with CF two to five years of age with one of the nine gating mutations included in the opinion and approximately 250 patients with CF 18 years of age and old with the R117H mutation in their CFTR gene.
We have submitted a supplemental New Drug Application, or sNDA, for KALYDECO for patients with CF two years of age and older who have one of 23 residual function mutations to the United States Food and Drug Administration, or FDA. A target review date for the sNDA of February 6, 2016 was set under the Prescription Drug User Fee Act for the FDA's decision on the sNDA. The sNDA was based on preclinical data for ivacaftor in the 23 residual function mutations, the established clinical profile of KALYDECO and on previously reported data from an exploratory Phase 2a clinical trial in 24 patients with residual function mutations. Nineteen of the patients in this clinical trial had one of the 23 residual function mutations included in the sNDA. We believe more than 1,500 patients with CF two years of age and older in the United States have the mutations represented in the sNDA.
In the first quarter of 2016, we plan to commence a clinical trial for ivacaftor in patients with CF less than two years of age to evaluate the effect of ivacaftor on markers of CF disease in young children. The clinical trial will utilize a weight-based dose of ivacaftor granules that can be mixed in soft foods or liquids.
Lumacaftor in Combination with Ivacaftor
In July 2015, the FDA approved ORKAMBI for the treatment of patients with CF twelve years of age and older who are homozygous for the F508del mutation in their CFTR gene. In the third quarter of 2015, we began marketing ORKAMBI in the United States and recognized our first net product revenues from ORKAMBI. Our future ORKAMBI net product revenues in the United States will reflect the number of patients for whom ORKAMBI is prescribed, the level of rebates, chargebacks, discounts and other adjustments to our ORKAMBI gross product revenues and patient adherence to the recommended treatment regimen. We believe that there currently are approximately 8,500 patients in the United States who are eligible for treatment with ORKAMBI and that as of September 30, 2015 more than 3,000 patients in the United States have started treatment with ORKAMBI.
We submitted a Marketing Authorization Application, or MAA, for ORKAMBI for the treatment of patients with CF twelve years of age and older who are homozygous for the F508del mutation in their CFTR gene to the European Medicines Agency, or EMA, in November 2014. In September 2015, the CHMP issued a positive opinion recommending approval of the MAA. The CHMP's opinion will be reviewed by the European Commission, which has the authority to approve medicines for the European Union. We believe that there are approximately 12,000 patients with CF twelve years of age and older who are homozygous for the F508del mutation in Europe.
We are conducting two Phase 3 clinical trials to evaluate lumacaftor in combination with ivacaftor for the treatment of patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. The first clinical trial is fully enrolled and if successful, will be used to support an sNDA to the FDA in the first half of 2016. Enrollment is ongoing in the second clinical trial, which is required to support approval of lumacaftor in combination with ivacaftor in this patient population in the European Union.
VX-661 in Combination with Ivacaftor
In the first quarter of 2015, we initiated a Phase 3 development program for VX-661 in combination with ivacaftor in multiple CF patient populations who have at least one copy of the F508del mutation. These clinical trials are enrolling patients with CF with the following mutations:

•	Two copies of the F508del in their CFTR gene;

•	One copy of the F508del mutation in their CFTR gene and a second mutation in their CFTR gene that results in a gating defect in the CFTR protein;

•	One copy of the F508del mutation in their CFTR gene and a second mutation in their CFTR gene that results in residual CFTR function; and

•	One copy of the F508del mutation in their CFTR gene and a second mutation that results in minimal CFTR function.
We expect to enroll more than 1,000 patients with CF in this Phase 3 development program. In mid-2016, we expect to complete enrollment in the first three of these clinical trials and the first part of the fourth clinical trial.
ENaC Inhibition
In June 2015, we entered into a collaboration with Parion Sciences, Inc., or Parion, to develop investigational epithelial sodium channel, or ENaC, inhibitors, including VX-371 (formerly P-1037), for the potential treatment of CF and other pulmonary diseases. VX-371 is currently being evaluated in an exploratory Phase 2a clinical trial in approximately 120 patients with CF with any mutation in their CFTR gene, including those who have mutations not expected to respond to ivacaftor alone. We expect data from this clinical trial in mid-2016. We expect to initiate a Phase 2a clinical trial of VX-371 in early 2016, that evaluates the addition of VX-371 to treatment with ORKAMBI for patients with CF who are homozygous for the F508del mutation in their CFTR gene.
Next-generation CFTR Corrector Compounds
We are developing two next-generation CFTR corrector compounds, VX-152 and VX-440, that we plan to evaluate as part of combination treatment regimens. We initiated the first Phase 1 clinical trial in healthy volunteers of a next-generation corrector compound in October 2015 and plan to initiate the first Phase 1 clinical trial in healthy volunteers of the second next-generation corrector compound in November 2015. If these clinical trials are successful, we plan to initiate Phase 2 clinical trials of VX-152 or VX-440 in combination with VX-661 and/or ivacaftor in the second half of 2016. In human bronchial epithelial, or HBE, cells with two copies of the F508del mutation in the CFTR gene, as well as in HBE cells with one copy of the F508del mutation in the CFTR gene and a second mutation that results in minimal CFTR function, the triple combinations (VX-152/VX-661/ivacaftor and VX-440/VX-661/ivacaftor) resulted in chloride transport (measured as a percent of normal) that was approximately three-fold greater than the use of a lumacaftor/ivacaftor combination in these cells.
Research and Early-Stage Development
We are engaged in a number of other research and early-stage development programs, including in the areas of oncology and pain.
Oncology
We are conducting two Phase 1 clinical trials of VX-970, a protein kinase inhibitor of ATR, dosed intravenously in combination with commonly used DNA-damaging chemotherapies across a range of solid tumor types, including triple negative breast cancer and non-small cell lung cancer. Data from a Phase 1 safety and pharmacokinetics clinical trial demonstrated that treatment with VX-970 was generally well-tolerated, both alone and in combination with the chemotherapy drug carboplatin, and there was preliminary evidence of anti-tumor activity. We also have entered into a cooperative research and development agreement with the National Cancer Institute to evaluate VX-970 across other types of cancers. The first clinical trial conducted under the agreement is ongoing, and six additional clinical trials are planned. We are also in Phase 1 development of VX-803, a second ATR inhibitor, alone and in combination with chemotherapy. We expect to initiate Phase 1 clinical development of VX-984, a third oncology drug candidate, alone and in combination with chemotherapy, in early 2016.
Pain
We are developing VX-150 and VX-241, two drug candidates for the treatment of pain. By the end of 2015, we expect to initiate a Phase 2 clinical trial to evaluate VX-150 in approximately 100 patients with symptomatic osteoarthritis of the knee. We expect to begin clinical development of VX-241 in the first half of 2016.
We plan to continue investing in our research programs and fostering scientific innovation in order to identify and develop transformative medicines. We believe that pursuing research in diverse areas allows us to balance the risks inherent in drug development and may provide drug candidates that will form our pipeline in future years.
CRISPR Collaboration
In October 2015, we entered into an agreement with CRISPR Therapeutics AG, or CRISPR, to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene editing technology. We and CRISPR will focus the initial discovery efforts on genes known to cause and contribute to cystic fibrosis and sickle cell disease. We have the exclusive rights to license up to six CRISPR-Cas9-based targets. In connection with this collaboration agreement, we made an upfront payment to CRISPR of $75.0 million and will provide a $30.0 million investment in CRISPR, which is a private company.
We will fund all of the discovery activities, which will be conducted primarily by CRISPR. For potential hemoglobinapathy treatments, including treatments for sickle cell disease, we will share equally all research and development costs and worldwide revenues with CRISPR, and CRISPR would lead the commercialization efforts in the United States. For other targets that we elect to license, we would lead all development and global commercialization activities, and CRISPR would be entitled to development, regulatory and sales milestones and royalties on net sales.
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
Reimbursement
Sales of our products depend, to a large degree, on the extent to which our products are covered by third-party payors, such as government health programs, commercial insurance and managed health care organizations. We dedicate substantial management and other resources in order to obtain and maintain appropriate levels of reimbursement for our products from third-party payors, including governmental organizations in the United States and ex-U.S. markets. Following the FDA's July 2015 approval of ORKAMBI in the United States, we are engaging in discussions with numerous commercial insurers and managed health care organizations, along with government health programs that are typically managed by authorities in the individual states. If ORKAMBI is approved in Europe and other foreign countries, we will need to focus on obtaining and maintaining government reimbursement for ORKAMBI on a country-by-country basis, because in many foreign countries patients are unable to access prescription pharmaceutical products that are not reimbursed by their governments. Consistent with our experience with KALYDECO when it was first approved, we expect reimbursement discussions in ex-U.S. markets may take a significant period of time following obtaining any marketing approvals for ORKAMBI in ex-U.S. markets.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Revenues	$309,816	$178,987	$130,829	73%	$614,401	$435,859	$178,542	41%
Operating costs and expenses	379,842	321,190	58,652	18%	1,027,576	974,646	52,930	5%
Other items, net	(25,123)	(27,857)	2,734	10%	(69,428)	(23,112)	$(46,316)	(200)%
Net loss attributable to Vertex	$(95,149)	$(170,060)	$(74,911)	(44)%	$(482,603)	$(561,899)	$(79,296)	(14)%
Net Loss Attributable to Vertex
Net loss attributable to Vertex was $95.1 million in the third quarter of 2015 compared to a net loss attributable to Vertex of $170.1 million in the third quarter of 2014. Our revenues increased in the third quarter of 2015 as compared to the third quarter of 2014 due to net product revenues from ORKAMBI, which was approved by the FDA in July 2015, and increased KALYDECO net product revenues, partially offset by decreased collaborative revenues. Our operating costs and expenses increased in the third quarter of 2015 as compared to the third quarter of 2014 primarily due to increases in research and development expenses, sales, general and administrative expenses and cost of product revenues, partially offset by decreased restructuring expenses. In the near term, we expect net loss (income) attributable to Vertex will be dependent on expected increases in ORKAMBI net product revenues.
Net loss attributable to Vertex was $482.6 million in the nine months ended September 30, 2015 compared to a net loss attributable to Vertex of $561.9 million in the nine months ended September 30, 2014. Our revenues increased in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to net product revenues from ORKAMBI and increased KALYDECO net product revenues, partially offset by decreased royalty revenues and collaborative revenues. Our operating costs and expenses increased in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to increases in research and development expenses, sales, general and administrative expenses and cost of product revenues, partially offset by decreased restructuring expenses and royalty expenses. The change in other items, net in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was principally due to a $36.7 million credit to other income (expense) recorded in the nine months ended September 30, 2014 related to a one-time payment received in connection with our headquarters lease for which there was no corresponding credit in the nine months ended September 30, 2015.

Diluted Net Loss Per Share Attributable to Vertex Common Shareholders
Diluted net loss per share attributable to Vertex common shareholders was $0.39 in the third quarter of 2015 as compared to a diluted net loss per share attributable to Vertex common shareholders of $0.72 in the third quarter of 2014. Diluted net loss per share attributable to Vertex common shareholders was $2.00 in the nine months ended September 30, 2015 as compared to a diluted net loss per share attributable to Vertex common shareholders of $2.40 in the nine months ended September 30, 2014.

Revenues

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Product revenues, net	$302,511	$137,099	$165,412	121%	$593,774	$362,879	$230,895	64%
Royalty revenues	5,759	8,386	(2,627)	(31)%	17,628	32,134	(14,506)	(45)%
Collaborative revenues	1,546	33,502	(31,956)	(95)%	2,999	40,846	(37,847)	(93)%
Total revenues	$309,816	$178,987	$130,829	73%	$614,401	$435,859	$178,542	41%
Product Revenues, Net

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
KALYDECO	$165,929	$126,801	$39,128	31%	$450,991	$339,371	$111,620	33%
ORKAMBI	130,767	—	N/A	N/A	130,767	—	N/A	N/A
INCIVEK	5,815	10,298	(4,483)	(44)%	12,016	23,508	(11,492)	(49)%
Total product revenues, net	$302,511	$137,099	$165,412	121%	$593,774	$362,879	$230,895	64%
Our total net product revenues increased in the third quarter and the nine months ended September 30, 2015 as compared to the third quarter and the nine months ended September 30, 2014 due to net product revenues from ORKAMBI, which was approved by the FDA in July 2015, and increased KALYDECO net product revenues.
KALYDECO net product revenues were $165.9 million in the third quarter of 2015, including $70.9 million of net product revenues from international markets. The increase in KALYDECO net product revenues in the third quarter and the nine months ended September 30, 2015, as compared to the third quarter and the nine months ended September 30, 2014, was primarily due to additional patients being treated with KALYDECO as we completed reimbursement discussions in various jurisdictions and increased the number of patients eligible to receive KALYDECO through multiple label expansions that were approved by regulatory authorities in the United States and Europe during 2014 and 2015.
Our ORKAMBI net product revenues in the United Sates increased on a monthly basis during the third quarter of 2015 as patients initiated treatment following approval in early July 2015. We expect ORKAMBI revenues to increase in the fourth quarter of 2015 as compared to the third quarter of 2015 as additional patients initiate treatment with ORKAMBI. If approved in the fourth quarter of 2015, we expect to recognize our first ex-U.S. ORKAMBI net product revenues in the first half of 2016. Initially, we expect these revenues will be primarily from Germany due to the time it will take to complete the reimbursement discussions in other European countries.
We have withdrawn INCIVEK from the market in the United States. We may continue to recognize small incremental INCIVEK revenues over the next several quarters as we adjust our INCIVEK reserves for rebates, chargebacks and discounts.
Royalty Revenues
Our royalty revenues were $5.8 million and $17.6 million in the third quarter and the nine months ended September 30, 2015, respectively, as compared to $8.4 million and $32.1 million in the third quarter and the nine months ended September 30, 2014, respectively. Since the beginning of 2014, our royalty revenues have consisted of (i) revenues related to a cash payment we received in 2008 when we sold our rights to certain HIV royalties and (ii) revenues related to certain third-party royalties payable by our collaborators on sales of HIV and HCV drugs that also result in corresponding royalty expenses. The decreased royalty revenues in the third quarter and the nine months ended September 30, 2015 as compared to the third quarter and the nine months ended September 30, 2014 were primarily due to the continued decline in net sales of INCIVO (telaprevir) by our collaborator Janssen NV.
Collaborative Revenues
Our collaborative revenues were $1.5 million and $3.0 million in the third quarter and the nine months ended September 30, 2015, respectively, as compared to $33.5 million and $40.8 million in the third quarter and the nine months ended September 30, 2014, respectively. The decrease during the third quarter and the nine months ended September 30, 2015 as compared to the third quarter and the nine months ended September 30, 2014 was primarily attributable to a one-time $30.0 million payment we received in July 2014 from Janssen Pharmaceuticals, Inc.
Operating Costs and Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Cost of product revenues	$30,269	$10,208	$20,061	197%	$55,059	$28,435	$26,624	94%
Royalty expenses	1,691	3,976	(2,285)	(57)%	6,068	18,525	(12,457)	(67)%
Research and development expenses	246,284	190,939	55,345	29%	685,741	654,043	31,698	5%
Sales, general and administrative expenses	99,772	75,224	24,548	33%	280,026	226,882	53,144	23%
Restructuring expenses, net	1,826	40,843	(39,017)	(96)%	682	46,761	(46,079)	(99)%
Total costs and expenses	$379,842	$321,190	$58,652	18%	$1,027,576	$974,646	$52,930	5%
Cost of Product Revenues
Our cost of product revenues includes the cost of producing inventories that corresponded to product revenues for the reporting period, plus the third-party royalties payable on our net sales of our products. Pursuant to our agreement with Cystic Fibrosis Foundation Therapeutics Incorporated, or CFFT, our tiered third-party royalties on sales of KALYDECO and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens. Our cost of product revenues increased in the third quarter and the nine months ended September 30, 2015 as compared to the third quarter and the nine months ended September 30, 2014 due to increased net product revenues. We expect our cost of product revenues to continue to increase due to increased net product revenues, together with an expected increase in the third-party royalty rate payable to CFFT as we pay royalties at the top end of the royalty range, and the expected payment of an aggregate of $27.8 million of commercial milestones to CFFT by early 2016 based on sales of ORKAMBI.
Royalty Expenses
Royalty expenses include third-party royalties payable upon net sales of telaprevir by our collaborators in their territories and expenses related to a subroyalty payable to a third party on net sales of an HIV protease inhibitor sold by GlaxoSmithKline. Royalty expenses do not include royalties we pay to CFFT on sales of KALYDECO and ORKAMBI, which instead are included in cost of product revenues. Royalty expenses in the third quarter of 2015 decreased by $2.3 million, or 57%, as compared to the third quarter of 2014 and decreased by $12.5 million, or 67%, in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily as a result of decreased INCIVO (telaprevir) sales by our collaborator Janssen NV.
Research and Development Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Research expenses	$69,342	$63,460	$5,882	9%	$200,099	$195,825	$4,274	2%
Development expenses	176,942	127,479	49,463	39%	485,642	458,218	27,424	6%
Total research and development expenses	$246,284	$190,939	$55,345	29%	$685,741	$654,043	$31,698	5%
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
Since January 1, 2012, we have incurred $3.2 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2014 and the nine months ended September 30, 2015, costs related to our CF programs represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. Obtaining regulatory approval can be a lengthy, time-consuming and uncertain process. We have submitted an MAA to the EMA for lumacaftor in combination with ivacaftor. If we are successful in obtaining marketing approval from the European Commission in the fourth quarter of 2015, we currently do not expect to recognize revenues from ORKAMBI in Europe until the first half of 2016. We cannot make a meaningful estimate when, if ever, our other clinical development programs will generate revenues and cash flows.
Research Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$21,542	$21,575	$(33)	—%	$61,796	$63,017	$(1,221)	(2)%
Stock-based compensation expense	16,342	11,523	4,819	42%	43,199	32,414	10,785	33%
Laboratory supplies and other direct expenses	8,755	7,988	767	10%	28,339	27,963	376	1%
Outsourced services	4,788	2,895	1,893	65%	14,293	12,229	2,064	17%
Infrastructure costs	17,915	19,479	(1,564)	(8)%	52,472	60,202	(7,730)	(13)%
Total research expenses	$69,342	$63,460	$5,882	9%	$200,099	$195,825	$4,274	2%
We maintain a substantial investment in research activities. Our research expenses increased by 9% in the third quarter of 2015 as compared to the third quarter of 2014 and were consistent in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. We expect to continue to invest in our research programs with a focus on identifying drug candidates for specialty markets.
Development Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$42,101	$40,571	$1,530	4%	$123,723	$121,411	$2,312	2%
Stock-based compensation expense	28,359	19,608	8,751	45%	81,351	58,870	22,481	38%
Laboratory supplies and other direct expenses	6,696	5,392	1,304	24%	22,113	25,040	(2,927)	(12)%
Outsourced services	70,927	32,483	38,444	118%	177,324	156,018	21,306	14%
Drug supply costs	2,977	2,253	724	32%	7,262	6,777	485	7%
Infrastructure costs	25,882	27,172	(1,290)	(5)%	73,869	90,102	(16,233)	(18)%
Total development expenses	$176,942	$127,479	$49,463	39%	$485,642	$458,218	$27,424	6%
Our development expenses increased by $49.5 million or 39% in the third quarter of 2015 as compared to the third quarter of 2014, primarily due to an increase in outsourced services related to ongoing clinical trials, including our Phase 3 development program for VX-661 in combination with ivacaftor and an increase in stock-based compensation expense. Our development expenses increased by $27.4 million, or 6%, in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to an increase in outsourced services and an increase in stock-based compensation expense, partially offset by a reduction in infrastructure costs. The increase in outsourced services expenses in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to the increase in clinical trial expenses. The decrease in infrastructure costs in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily attributable to the relocation of our corporate headquarters in Massachusetts from Cambridge to Boston in the nine months ended September 30, 2014.
Sales, General and Administrative Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2015	2014	$	%	2015	2014	$	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$99,772	$75,224	$24,548	33%	$280,026	$226,882	$53,144	23%
Sales, general and administrative expenses increased by 33% in the third quarter of 2015 as compared to the third quarter of 2014 and increased by 23% in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to increased investment in commercial support for KALYDECO and ORKAMBI and costs incurred to prepare for the potential launch of ORKAMBI in ex-U.S. markets.
Restructuring Expense, Net
We recorded restructuring expenses of $1.8 million in the third quarter of 2015 as compared to restructuring expenses of $40.8 million in the third quarter of 2014 and recorded restructuring expenses of $0.7 million in the nine months ended September 30, 2015 as compared to restructuring expenses of $46.8 million in the nine months ended September 30, 2014. Our restructuring expenses in the third quarter and the nine months ended September 30, 2015 and 2014 primarily relate to adjustments to our restructuring liability resulting from the relocation of our corporate headquarters to Boston, Massachusetts and the early termination of our leases in Cambridge, Massachusetts.
Other Items
Interest Expense, Net
Interest expense, net was $21.1 million and $63.6 million in the third quarter and the nine months ended September 30, 2015, respectively, compared to $20.4 million and $51.7 million in the third quarter and the nine months ended September 30, 2014, respectively. During the fourth quarter of 2015, we expect to incur approximately $15 million of interest expense associated with the leases for our corporate headquarters and approximately $5 million of interest expense related to the credit agreement that we entered into in July 2014.
Other (Expense) Income, Net
Other (expense) income, net was an expense of $1.3 million in the third quarter and an expense of $5.0 million in the nine months ended September 30, 2015, compared to expense of $4.0 million and income of $34.2 million in the third quarter and the nine months ended September 30, 2014, respectively. Other income (expense), net in the nine months ended September 30, 2014 was primarily due to a credit of $36.7 million related to a one-time cash payment in the second quarter of 2014 from our landlord pursuant to leases for our corporate headquarters.
Income Taxes
We recorded a provision for income taxes of $1.3 million and $31.8 million in the third quarter and the nine months ended September 30, 2015, respectively, compared to $3.4 million and $4.9 million in the third quarter and the nine months ended September 30, 2014, respectively. The provision for income taxes in the nine months ended September 30, 2015 was principally due to the consolidation of Parion as a VIE into our condensed consolidated financial statements in the second quarter of 2015. The provision for income taxes in the third quarter and nine months ended September 30, 2014 related to state income taxes and income earned in various foreign jurisdictions.
Discontinued Operations, Net of Tax
Our loss from discontinued operations was $0.1 million and $0.7 million in the third quarter and the nine months ended September 30, 2014, respectively, related to Alios, a variable interest entity that we consolidated from June 2011 through

December 2013. As of September 30, 2014, we concluded that we no longer had significant continuing involvement with Alios. As a result, the effect of the Alios collaboration is presented as discontinued operations in our condensed consolidated statements of operations.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2015, we had cash, cash equivalents and marketable securities of $1.01 billion, which represented a decrease of $11 million from $1.02 billion as of June 30, 2015 and a decrease of $381 million from $1.39 billion as of December 31, 2014.
In the third quarter of 2015, we maintained our cash, cash equivalents and marketable securities balance due to increased cash receipts in the third quarter of 2015 from product sales together with $51.8 million in cash we received from issuances of common stock pursuant to our employee benefit plans balancing cash expenditures in the third quarter of 2015 related to, among other things, research and development expenses and sales, general and administrative expenses.
The decrease in our cash, cash equivalents and marketable securities during the nine months ended September 30, 2015 was primarily due to cash expenditures we made during the nine months ended September 30, 2015 related to, among other things, research and development expenses and sales, general and administrative expenses and an $80 million payment made in connection with entering into a collaboration agreement with Parion, partially offset by cash receipts from product sales and $139.7 million in cash we received from issuances of common stock pursuant to our employee benefit plans. We also incurred $35.9 million in costs for capital expenditures including net cash flows from capital leases during the nine months ended September 30, 2015.
Our future cash flows will be substantially dependent on continued revenue from KALYDECO, increasing ORKAMBI sales in the United States and on obtaining approval and government reimbursement for ORKAMBI in ex-U.S. markets.
Sources of Liquidity
We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity. In the near-term, we expect cash flows from product revenues to increase due to sales of ORKAMBI in the United States. If we are successful in obtaining marketing approval for ORKAMBI from the European Commission in the fourth quarter of 2015, we currently do not expect to recognize revenues from ORKAMBI in Europe until the first half of 2016. Initially, we expect these revenues will be primarily from Germany due to the time it will take to complete the reimbursement discussions in other European countries.
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
Future Capital Requirements
We incur substantial operating expenses to conduct research and development activities and operate our organization. In October 2015, we entered into an amendment to our credit agreement to, among other things, modify the repayment schedule of the loan. Under the terms of the credit agreement, we were previously required to repay the principal amount on the $300.0 million we borrowed in July 2014 in installments of $15 million on each of November 1, 2015, January 1, 2016, April 1, 2016 and July 1, 2016 and in installments of $60 million on each of October 1, 2016, January 1, 2017, April 1, 2017 and July 9, 2017. As amended, our first principal payment will be in the fourth quarter of 2016 with us repaying $75 million on each of October 1, 2016, January 1, 2017, April 1, 2017 and July 9, 2017. We also have substantial facility and capital lease obligations, including leases for two buildings in Boston, Massachusetts that continue through 2028. In addition, we have entered into certain collaboration agreements with third parties that include the funding of certain research, development and commercialization efforts with the potential for future milestone and royalty payments by us upon the achievement of pre-established developmental and regulatory targets.

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
CONTRACTUAL COMMITMENTS AND OBLIGATIONS
Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission, or SEC, on February 13, 2015. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K, except that:

•
in the second quarter of 2015, we entered into a collaboration agreement with Parion pursuant to which Parion is eligible to receive milestone and royalty payments, including up to $490 million in development and regulatory milestone payments for the development of VX-371 (formerly P-1037) and/or P-1055 in CF;

•
in the fourth quarter of 2015, we entered into a collaboration agreement with CRISPR pursuant to which CRISPR is eligible to receive milestone and royalty payments, including up to $420 million in development, regulatory and commercial milestone payments for each of up to six targets pursuant to the collaboration; and

•
in the fourth quarter of 2015, we entered into an amendment to our credit agreement to, among other things, modify the repayment schedule of the loan. As amended, our first principal payment will be in the fourth quarter of 2016 with us repaying $75 million on each of October 1, 2016, January 1, 2017, April 1, 2017 and July 9, 2017.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the nine months ended September 30, 2015, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on February 13, 2015.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies—Recent Accounting Pronouncements,” in the 2014 Annual Report on Form 10-K. There were no new accounting pronouncements adopted during the nine months ended September 30, 2015 that had a material effect on our financial statements.
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
Interest Rate Risk
As of September 30, 2015, we invest our cash in a variety of financial instruments, principally money market funds, investment-grade corporate bonds and commercial paper. These investments are denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term-to-maturity of our investment instruments. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of September 30, 2015 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
Item 1.     Legal Proceedings
Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al.
On May 28, 2014, a purported shareholder class action Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al. was filed in the United States District Court for the District of Massachusetts, naming us and certain of our current and former officers and directors as defendants. The lawsuit alleged that we made material misrepresentations and/or omissions of material fact in our disclosures during the period from May 7, 2012 through May 29, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The purported class consists of all persons (excluding defendants) who purchased our common stock between May 7, 2012 and May 29, 2012. The plaintiffs seek unspecified monetary damages, costs and attorneys’ fees as well as disgorgement of the proceeds from certain individual defendants’ sales of our stock. On October 8, 2014, the Court approved Local No. 8 IBEW Retirement Fund as lead plaintiff, and Scott and Scott LLP as lead counsel for the plaintiff and the putative class. We filed a motion to dismiss the complaint on December 8, 2014 and the plaintiffs filed their opposition to our motion to dismiss on January 22, 2015. On February 23, 2015, we filed a reply to the plaintiffs’ opposition to our motion to dismiss.  The court heard oral argument on our motion to dismiss on March 6, 2015 and took the motion under advisement. On September 30, 2015, the court granted our motion to dismiss. On October 15, 2015, the plaintiff filed a notice of appeal. We believe the claims to be without merit and intend to vigorously defend the litigation.
DOJ Subpoena
In the third quarter of 2015, we received a subpoena from the United States Department of Justice related to our marketed medicines. This subpoena requests documents relating primarily to our Good Laboratory Practices in a bioanalytical laboratory. We are in the process of responding to the subpoena and intend to cooperate.
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

•
our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for ivacaftor, lumacaftor, VX-661, VX-371 (formerly P-1037), VX-152, VX-440, VX-970, VX-803, VX-984, VX-150 and VX-241, as well as the sNDA for KALYDECO for patients with CF two years of age and older who have one of 23 residual function mutations;

•	our expectations regarding planned clinical trials for next-generation correctors based upon pre-clinical data;

•	expectations regarding potential marketing approvals for drug candidates in ex-U.S. markets, including drug candidates that have received a positive opinion from the CHMP;

•	our ability to successfully market KALYDECO and ORKAMBI or any of our other drug candidates for which we obtain regulatory approval;

•
our expectations regarding the timing and structure of clinical trials of our drugs and drug candidates, including ivacaftor, lumacaftor, VX-661, VX-371 (formerly P-1037), VX-152, VX-440, VX-970, VX-803, VX-984, VX-150 and VX-241, and the expected timing of our receipt of data from our ongoing and planned clinical trials;

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2015 to July 31, 2015	33,518	$0.01	—	—
August 1, 2015 to August 31, 2015	56,800	$0.01	—	—
September 1, 2015 to September 30, 2015	32,027	$0.01	—	—
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
Item 5.     Other Information
On October 26, 2015, we entered into a strategic collaboration, option and license agreement, or the CRISPR Agreement, with CRISPR Therapeutics AG and its affiliates to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene editing technology. Detailed information on the CRISPR Agreement is set forth in Note C of Part 1-Item 1 of this Quarterly Report on Form 10-Q under the heading "CRISPR Therapeutics AG."

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	2015 Amendments to Credit Agreement, dated as of July 9, 2014, among Vertex Pharmaceuticals Incorporated, Macquarie US Trading LLC and the other lenders party thereto.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

October 30, 2015	By:	/s/ Ian F. Smith
Ian F. Smith
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)