Form 10-K
period 2015-12-31
VERTEX PHARMACEUTICALS INC / MA
filed 2016-02-16
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock on June 30, 2015 (the last trading day of the registrant’s second fiscal quarter of 2015) was $30.0 billion. As of January 31, 2016, the registrant had 246,391,955 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the 2016 Annual Meeting of Shareholders to be held on June 15, 2016 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
OVERVIEW
We are in the business of discovering, developing, manufacturing and commercializing medicines for serious diseases. We use precision medicine approaches with the goal of creating transformative drugs for patients in specialty markets. Our business is focused on developing and commercializing therapies for the treatment of cystic fibrosis, or CF, and advancing our research and development programs in other indications, while maintaining our financial strength.
Cystic Fibrosis
Our goal is twofold: to develop treatment regimens that will provide benefits to as many patients with CF as possible and to enhance those benefits. Our two marketed medicines are ORKAMBI and KALYDECO, which are approved to treat patients with CF who have specific mutations in their cystic fibrosis transmembrane conductance regulator, or CFTR, gene.
ORKAMBI
ORKAMBI (lumacaftor in combination with ivacaftor) was approved by the United States Food and Drug Administration, or FDA, in July 2015 and by the European Commission in November 2015, for the treatment of patients with CF twelve years of age and older who have two copies (homozygous) of the F508del mutation in their CFTR gene. We believe that there are approximately 20,500 patients in the United States and European Union currently eligible for treatment with ORKAMBI, of which we believe more than 4,500 patients had begun treatment as of December 31, 2015. We recently completed the first of two Phase 3 clinical trials evaluating lumacaftor in combination with ivacaftor for the treatment of patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. We believe that there are approximately 5,800 patients in the United States and European Union within this patient population.
KALYDECO
KALYDECO (ivacaftor) was approved in 2012 in the United States and European Union as a treatment for patients with CF six years of age and older who have the G551D mutation in their CFTR gene. Since 2012, we have increased the number of patients who are being treated with KALYDECO in the United States and non-U.S. markets by expanding the label for KALYDECO to include patients with CF who have additional mutations in their CFTR gene and to include patients in additional age demographics. We believe that there are approximately 4,000 patients in North America, Europe and Australia who currently are eligible for treatment with KALYDECO.
CF Development Programs
We have multiple development programs in the field of CF, including:

•
VX-661, a corrector compound that we are evaluating in a Phase 3 development program in combination with ivacaftor in multiple CF patient populations who have at least one copy of the F508del mutation in their CFTR gene;

•
VX-371, an investigational epithelial sodium channel, or ENaC, inhibitor, that is being evaluated in a Phase 2 development program and which we exclusively licensed from Parion Sciences, Inc., or Parion, in 2015; and

•
VX-152 and VX-440, two next-generation CFTR corrector compounds that entered Phase 1 clinical trials in the fourth quarter of 2015 and that we plan to evaluate as part of combination treatment regimens.

Research and Development Programs
We are engaged in a number of other research and mid- and early-stage development programs, including programs in the areas of oncology, pain and neurology. We plan to continue investing in our research programs and fostering scientific innovation in order to identify and develop transformative medicines with a focus on CF and other genetic diseases, oncology, pain and neurology. We believe that pursuing research in diverse areas allows us to balance the risks inherent in drug development and may provide drug candidates that will form our pipeline in future years.

CYSTIC FIBROSIS
Background
CF is a rare, life-threatening genetic disease affecting approximately 75,000 people in North America, Europe and Australia. CF is caused by a defective or missing CFTR protein resulting from mutations in the CFTR gene. To develop CF, children must inherit two defective CFTR genes, which are referred to as alleles - one from each parent. There are more than 1,900 known mutations in the CFTR gene, some of which result in CF, including two of the most prevalent mutations, the F508del mutation and the G551D mutation.
The F508del mutation results in a defect in the CFTR protein in which the CFTR protein does not reach the surface of cells in sufficient quantities. The G551D mutation results in a defect in the CFTR protein in which the defective CFTR protein reaches the surface of a cell but does not efficiently transport chloride ions across the cell membrane. The absence of working CFTR proteins results in poor flow of salt and water into and out of cells in a number of organs, including the lungs. As a result, thick, sticky mucus builds up and blocks the passages in many organs, leading to a variety of symptoms. In particular, mucus builds up and clogs the airways in the lungs, causing chronic lung infections and progressive lung damage. Ivacaftor, a CFTR potentiator, keeps the CFTR protein channels on the cell surface open more often, to increase the flow of salt and water into and out of the cell. CFTR correctors, such as lumacaftor, VX-661, VX-152 and VX-440 are believed to help CFTR protein reach the cell surface. We believe that ENaC inhibitors, such as VX-371, may help maintain mucus hydration and accelerate pulmonary mucus clearance.
We use the brand name for our products when we refer to the product that has been approved and with respect to the indications on the approved label. Otherwise, including in discussions of our CF development programs, we refer to our compounds by their scientific (or generic) name.
ORKAMBI (lumacaftor in combination with ivacaftor)
ORKAMBI is an orally-administered combination therapy comprised of lumacaftor, a CFTR corrector, and ivacaftor, a CFTR potentiator, that is approved in the United States, European Union and Canada for the treatment of patients with CF twelve years of age and older who are homozygous for the F508del mutation in their CFTR gene. We have submitted regulatory applications seeking approval for lumacaftor in combination with ivacaftor in Australia based on TRAFFIC and TRANSPORT, two Phase 3 randomized, double-blind, placebo-controlled clinical trials of lumacaftor in combination with ivacaftor that we completed in 2014.
We recently completed a Phase 3 clinical trial evaluating lumacaftor in combination with ivacaftor for the treatment of patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. The clinical trial, which enrolled 58 patients, met its primary safety endpoint and data from the clinical trial showed that the combination was generally well-tolerated. The most common adverse events were cough, headache, infective pulmonary exacerbation, nasal congestion, abdominal pain, increased sputum and elevated liver enzymes. Two patients (3.4%) discontinued treatment because of adverse events. In the clinical trial improvements in a secondary endpoint measuring pulmonary function, including improvements in percent predicted forced expiratory volume in one second, or ppFEV1, and an exploratory endpoint measuring lung clearance index were observed. Based on these results, we plan to submit a supplemental New Drug Application, or sNDA, to the FDA in the second quarter of 2016 seeking approval for patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. A second Phase 3 clinical trial evaluating lumacaftor in combination with ivacaftor in this same patient population is ongoing. If successful, this clinical trial will be used to support approval of lumacaftor in combination with ivacaftor in this patient population in the European Union. The primary endpoint of this six-month clinical trial, which is expected to enroll 200 patients, is absolute change in lung clearance index.
KALYDECO (ivacaftor)
KALYDECO (ivacaftor) is an orally-administered CFTR potentiator that is approved in the United States, European Union, Australia and Canada for the treatment of certain patients with CF who have specific mutations in their CFTR gene. In the United States, KALYDECO is approved for the treatment of patients with CF two years of age and older who have one of the following mutations in their CFTR gene: G551D, G178R, S549N, S549R, G551S, G1244E, S1251N, S1255P, G1349D and R117H. In the European Union, KALYDECO is approved for the treatment of patients with CF (i) two years of age and older who have one of the following mutations in their CFTR gene: G551D, G178R, S549N, S549R, G551S,

G1244E, S1251N, S1255P and G1349D and (ii) eighteen years of age and older who have the R117H mutation in their CFTR gene.
In October 2015, we submitted an sNDA to the FDA for KALYDECO for patients with CF two years of age and older who have one of 23 residual function mutations. The sNDA was based on preclinical data for ivacaftor in residual function mutations, the established clinical profile of KALYDECO and on previously reported data from an exploratory Phase 2a clinical trial in patients with CF. In February 2016, we received a Complete Response Letter from the FDA regarding the sNDA pursuant to which the FDA determined that it cannot approve the sNDA in its present form. We plan to meet with the FDA regarding the sNDA to determine an appropriate path forward.
In the first quarter of 2016, we plan to commence a clinical trial for ivacaftor in patients with CF less than two years of age to evaluate the effect of ivacaftor on markers of CF disease in young children. This clinical trial will utilize a weight-based dose of ivacaftor granules that can be mixed in soft foods or liquids.
VX-661 in Combination with Ivacaftor
VX-661 is an orally-administered CFTR corrector drug candidate that we are developing in combination with ivacaftor. In the first quarter of 2015, we initiated a Phase 3 development program comprised of four separate clinical trials for VX-661 in combination with ivacaftor in multiple CF patient populations who have at least one copy of the F508del mutation in their CFTR gene. Details of the patient population and status of each of these clinical trials is as follows:

•	Two copies of the F508del in their CFTR gene: We expect enrollment to be complete in mid-2016 and expect data from this clinical trial by early 2017;

•
One copy of the F508del mutation in their CFTR gene and a second mutation in their CFTR gene that results in a gating defect in the CFTR protein: We expect enrollment to be complete by the end of 2016 and expect data from this clinical trial in the first half of 2017;

•
One copy of the F508del mutation in their CFTR gene and a second mutation in their CFTR gene that results in residual CFTR function: We expect enrollment to be complete by the end of 2016 and expect data from this clinical trial in the first half of 2017; and

•
One copy of the F508del mutation in their CFTR gene and a second mutation that results in minimal CFTR function: We expect enrollment in the first part of this clinical trial to be complete in mid-2016 and an interim futility analysis of efficacy data, which will be conducted by an independent third-party, to be completed by the end of 2016. If supported by data from the first part of this clinical trial, we would subsequently initiate the second part of this clinical trial.

In addition to evaluating the efficacy of the combination regimen, these four Phase 3 clinical trials will provide safety data on the combination of VX-661 and ivacaftor to support the planned development of a triple combination regimen that includes a next-generation corrector in combination with VX-661 and ivacaftor.

ENaC Inhibition
In June 2015, we entered into a collaboration with Parion to develop investigational ENaC inhibitors, including VX-371, for the potential treatment of CF and other pulmonary diseases. Preclinical evaluation in human bronchial epithelial, or HBE, cells from patients with CF who have two copies of the F508del mutation in their CFTR gene showed that the addition of VX-371 to lumacaftor in combination with ivacaftor resulted in an additional increase in both airway surface liquid and cilia beat frequency compared to baseline and to the use of VX-371 or lumacaftor in combination with ivacaftor alone. Improvements in airway surface liquid height and cilia beat frequency are believed to be measures of increased hydration of the cell surface.

VX-371 is being evaluated in an exploratory Phase 2a clinical trial in approximately 120 patients with CF with any mutation in their CFTR gene, including those who have mutations not expected to respond to ivacaftor alone. The primary endpoint of this clinical trial is safety, and we expect results from this clinical trial in mid-2016. In the first quarter of 2016, we expect to initiate a placebo-controlled Phase 2a clinical trial of VX-371 to evaluate the addition of VX-371 to treatment with ORKAMBI for patients with CF who are homozygous for the F508del mutation in their CFTR gene.

Next-generation CFTR Corrector Compounds
We are developing two next-generation CFTR corrector compounds, VX-152 and VX-440, that we plan to evaluate as part of triple combination treatment regimens. We initiated Phase 1 clinical trials in healthy volunteers of each of VX-152 and VX-440, alone and as part of a triple combination with VX-661 and ivacaftor, in the fourth quarter of 2015. If these clinical trials are successful, we plan to initiate Phase 2 clinical trials of VX-152 or VX-440 as part of a triple combination with VX-661 and ivacaftor in the second half of 2016 in patients with CF who have:

•	Two copies of the F508del mutation in their CFTR gene;

•	One copy of the F508del mutation in their CFTR gene and a second mutation in their CFTR gene that results in minimal CFTR function; and

•	One copy of the F508del mutation in their CFTR gene and a second mutation in their CFTR gene that is known to be responsive to ivacaftor.
In HBE cells with two copies of the F508del mutation in the CFTR gene, as well as in HBE cells with one copy of the F508del mutation in the CFTR gene and a second mutation that results in minimal CFTR function, the triple combinations (VX-152/VX-661/ivacaftor and VX-440/VX-661/ivacaftor) resulted in chloride transport (measured as a percent of normal) that was approximately three-fold greater than the use of a lumacaftor/ivacaftor combination in these cells.

RESEARCH AND DEVELOPMENT PROGRAMS
Our approach to project selection and drug design aims to enhance our ability to discover and develop drug candidates by combining transformative insights into the causes of serious diseases with innovative approaches to therapeutics. The approach starts with knowledge of human genetics and human biology, and our ability to develop complex biological assays to query the underlying biology of disease. We leverage our expertise in assay automation, medicinal and process chemistry, modeling and informatics, biomarkers, pharmacology, drug metabolism and pharmacokinetics, toxicology, material sciences and formulation to develop, select and advance drug candidates. We believe that our approach has been validated through our success in moving novel drug candidates into clinical trials and obtaining marketing approvals for ORKAMBI, KALYDECO and INCIVEK (telapravir). Currently, the disease areas that are most advanced in our research labs are: CF and other genetic diseases; DNA repair in cancer; genetically validated targets for pain; and neurological diseases.
We focus our research activities on developing products that would be prescribed by specialist physicians for the treatment of rare or life-threatening diseases, which are referred to as specialty markets. Driven by these priority disease areas and by insights into the underlying mechanisms whereby diseases develop and progress, we attempt to identify multiple approaches within each indication that, either as a stand-alone therapy or combination therapy, could provide treatment options that are transformational in nature. We select disease areas by mapping our research strengths onto disease areas with high unmet medical need, where there have been breakthrough scientific insights, and where innovative therapeutic approaches are available.
To augment our internal research programs, we seek to collaborate with biopharmaceutical and technology companies, leading academic research institutions, government laboratories, foundations and other organizations as needed to advance research in our areas of therapeutic interest as well as to access technologies needed to execute on our strategy. We have established such relationships with organizations around the world and intend to extend and leverage that experience to further our research efforts to discover transformational medicines for serious diseases in specialty markets.
Our research and mid- and early-stage development programs currently are focused on the following areas:
Oncology
We have three oncology drug candidates in development that are designed to inhibit DNA repair pathways that are fundamental to the survival and proliferation of certain cancers.
VX-970
Our most advanced oncology drug candidate is VX-970, an inhibitor of ataxia telangiectasia and Rad3-related kinase, or ATR. We plan to evaluate VX-970, both alone and and in combination with other cancer therapies, including targeted agents, chemotherapy, radiotherapy and immuno-oncology therapies, in early-stage clinical trials in selected tumor types and patient subtypes that are expected to be responsive to ATR inhibition based on biomarker data. We are conducting two Phase 1/2 clinical trials of VX-970 in combination with commonly used DNA-damaging chemotherapies in specific cohorts of triple-negative breast cancer patients and non-small cell lung cancer patients. We expect preliminary data from these clinical trials to be available in 2016.
We also have entered into cooperative research and development agreements with the National Cancer Institute to evaluate VX-970 across other types of cancers. The first clinical trial conducted pursuant to these agreements is ongoing, and several additional clinical trials are planned in patients who have non-small cell lung, head and neck, bladder, ovarian and other cancers.
VX-803 and VX-984
We are in Phase 1 development of two additional oncology drug candidates, VX-803 and VX-984. We are evaluating escalating doses of VX-803, an ATR inhibitor, alone and in combination with chemotherapy in an ongoing Phase 1 clinical trial. We recently initiated a Phase 1 clinical trial of VX-984, an inhibitor of DNA-dependent protein kinase, to evaluate escalating doses of VX-984 alone and in combination with pegylated liposomal doxorubicin.
Pain

We have two drug candidates, VX-150 and VX-241, that are designed to inhibit sodium channels involved in pain sensation. In the fourth quarter of 2015, we initiated a Phase 2 clinical trial to evaluate VX-150, an inhibitor of a sodium channel known as NaV 1.8, which is expected to enroll approximately 100 patients who have symptomatic osteoarthritis of the knee. We expect to begin clinical development of VX-241, an inhibitor of a sodium channel known as NaV 1.7, in the first half of 2016.
Acute Spinal Cord Injury

We have exclusively licensed VX-210, a drug candidate for the treatment of acute spinal cord injury, from BioAxone BioSciences, Inc. VX-210 is designed to inhibit a protein known as Rho that blocks neural regeneration after injury. We expect to initiate a Phase 2b/3 clinical trial in the first half of 2016 to evaluate the efficacy and safety of VX-210 in patients who have certain acute cervical spinal cord injuries.
COMMERCIAL ORGANIZATION
Our commercial organization focuses on supporting sales of ORKAMBI and KALYDECO in the markets where such products are approved. Our sales and marketing organizations are responsible for promoting products to health care providers and obtaining reimbursement for products from third-party payors, including governmental organizations in the United States and non-U.S. markets.
Our U.S. field-based CF commercial team is comprised of a small number of individuals whom we believe will be sufficient to support future needs. We focus our CF marketing efforts in the United States on a relatively small number of physicians and health care professionals who write most of the prescriptions for CF medicines. Many of these physicians and health care professionals are located at a limited number of accredited centers in the United States focused on the treatment of CF. In international markets, we currently have a small sales force that has been promoting KALYDECO but we expect to increase the size of this sales force moderately as we launch ORKAMBI and continue to expand geographically.
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
COLLABORATIONS
We have entered into collaborations with pharmaceutical and other companies and organizations that provide us financial and other resources, including capabilities in research, development, manufacturing and sales and marketing, and licenses to intellectual property. These collaborations have provided us with drug candidates and/or important financial and non-

financial resources that have contributed to our products and a number of the drug candidates in our current development pipeline. We may seek to license or acquire drugs, drug candidates and other technologies that have the potential to add to our pipeline or to provide us with new commercial opportunities. In particular, we are focusing on drug candidates for the treatment of patients with CF and other third-party drug candidates that could be developed for specialty markets. Furthermore, we may seek collaborators to support, develop and/or commercialize some of our current drug candidates and/or additional drug candidates that may emerge from our research activities.
Cystic Fibrosis Foundation Therapeutics Incorporated
We began working with CFFT in 1998. We entered into a collaboration agreement with CFFT in 2004 and have amended it several times to support research and development activities. We are obligated to pay CFFT tiered royalties ranging from single digits to sub-teens, calculated as a percentage of net sales, on ivacaftor, lumacaftor and VX-661. Under the collaboration agreement, we also are obligated to make a total of two one-time commercial milestone payments upon achievement of certain sales levels for sales of lumacaftor, the first of which was earned in the fourth quarter of 2015 and the second of which we expect to be earned in the first quarter of 2016.
For ivacaftor, lumacaftor and VX-661, we will have royalty obligations to CFFT until the expiration of patents covering that compound. We have patents in the United States and European Union covering the composition-of-matter of ivacaftor that expire in 2027 and 2025, respectively, subject to potential patent life extensions. We have patents in the United States and European Union covering the composition-of-matter of lumacaftor that expire in 2030 and 2026, respectively, subject to potential patent life extensions. We have patents in the United States and European Union covering the composition-of-matter of VX-661 that expire in 2027 and 2028, respectively, subject to potential patent life extensions.
Parion Sciences, Inc.

In June 2015, we entered into a strategic collaboration and license agreement with Parion pursuant to which we are collaborating with Parion to develop ENaC inhibitors, including VX-371 (formerly P-1037) and VX-551 (formerly P-1055), for the potential treatment of CF and other pulmonary diseases.
We are leading development activities for VX-371 and are responsible for all costs, subject to certain exceptions, related to its development and commercialization. We also will lead development activities for VX-551, which is in pre-clinical development. Under the terms of the agreement, we received worldwide development and commercial rights to VX-371 and VX-551 for the potential treatment of CF and all other pulmonary diseases and have the option to select additional compounds discovered in Parion’s research program.  Parion received an $80.0 million up-front payment and has the potential to receive up to an additional (i) $490.0 million in development and regulatory milestone payments for development of ENaC inhibitors in CF, including $360.0 million related to global filing and approval milestones, (ii) $370.0 million in development and regulatory milestones for VX-371 and VX-551 in non-CF pulmonary indications and (iii) $230.0 million in development and regulatory milestones if we elect to develop an additional ENaC inhibitor from Parion’s research program. Parion will receive tiered royalties on potential sales of licensed products that range from the low double digits to mid-teens as a percentage of sales.
We may terminate the agreement upon 90 days’ notice to Parion prior to any licensed product receiving marketing approval or upon 180 days’ notice after a licensed product has received marketing approval. Parion may terminate the agreement upon 30 days’ notice if Vertex experiences a change of control prior to the initiation of the first Phase 3 clinical trial for a licensed product, subject to our right to receive specified royalties on any subsequent commercialization of licensed products. The agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of our royalty obligations, which expire on a country-by-country basis on the later of (i) the date the last-to-expire patent covering a licensed product expires or (ii) ten years after the first commercial sale in the country.
CRISPR Therapeutics AG
In October 2015, we entered into a strategic collaboration, option and license agreement with CRISPR Therapeutics AG, or CRISPR, and its affiliates to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene editing technology. We have the exclusive right to license up to six CRISPR-Cas9-based targets. In connection with the CRISPR agreement, we paid CRISPR an upfront payment of $75.0 million and made a $30.0 million investment in CRISPR pursuant to a convertible loan agreement that converted into preferred stock in January 2016.
We will fund all of the discovery activities conducted pursuant to the agreement. For potential hemoglobinapathy treatments, including treatments for sickle cell disease, we will share equally with CRISPR all research and development costs and worldwide revenues. For other targets that we elect to license, we would lead all development and global commercialization activities. For each of up to six targets that we elect to license, other than hemoglobinapathy targets, CRISPR has the potential to receive up to $420.0 million in development, regulatory and commercial milestones and royalties on net sales.
We may terminate the agreement upon 90 days’ notice to CRISPR prior to any product receiving marketing approval or upon 270 days’ notice after a product has received marketing approval. The agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the agreement will continue in effect until the expiration of our payment obligations under the agreement.
BioAxone Biosciences, Inc.
In October 2014, we entered into a license and collaboration agreement with BioAxone. Pursuant to this agreement, we are collaborating with BioAxone on the research, development and commercialization of VX-210 (formerly referred to as Cethrin), a Rho inhibitor controlled by BioAxone, for the treatment of patients who have spinal cord injuries.
We paid BioAxone initial payments of $10.0 million and BioAxone has the potential to receive up to $90.0 million in milestones and fees, including development and regulatory milestone payments and a license continuation fee. In addition, BioAxone would receive royalties and commercial milestones based on future net product sales, if any. We hold an option to purchase BioAxone at a predetermined price. The option expires on the earliest of (a) the day the FDA accepts a Biologics License Application submission for VX-210, (b) the day we elect to continue the license instead of exercising the option to purchase BioAxone and (c) March 15, 2018, subject to our option to extend this date by one year. We may terminate our agreement with BioAxone upon 90 days’ notice or immediately if we determine that a licensed product is unsafe for administration to humans. The agreement also may be terminated by either party for a material breach by the other or by BioAxone for our inactivity with respect to VX-210, in each case subject to notice and cure provisions. Unless earlier terminated, the agreement will continue until the expiration of our royalty obligations.
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
While we have numerous issued patents and pending patent applications in our patent portfolio, we believe that the patents and patent applications in the United States and the European Union that are the most important to our business are those that claim the composition-of-matter of our drugs and drug candidates that have progressed at least into Phase 3 clinical trials. The following table sets forth the status of such primary patents and patent applications in the United States and the European Union covering the composition-of-matter of these drugs and drug candidates:

Drug/Drug Candidate	Status of United States Patent (Anticipated Expiration, Subject to Potential Extensions)	Status of European Union Patent (Anticipated Expiration, Subject to Potential Extensions)
Ivacaftor	Granted (2027)	Granted (2025)
Lumacaftor	Granted (2030)	Granted (2026)
VX-661	Granted (2027)	Granted (2028)
We hold issued patents and pending patent applications in the United States, and in foreign countries we deem appropriate, claiming intellectual property developed as part of our research and development programs. In addition to the composition-of-matter patents and patent applications listed above, we hold or have exclusive licenses to the following intellectual property:

•
U.S. and foreign patent applications covering CF potentiators, correctors and ENaC inhibitors, including ivacaftor, lumacaftor, VX-661, VX-371, VX-152 and VX-440 and many other related compounds, and the use of those potentiators, correctors and ENaC inhibitors to treat CF.

•	U.S. and foreign patents and patent applications covering VX-970, VX-803 and VX-984 and the use of VX-970, VX-803 and VX-984 to treat oncology indications.

•	U.S. and foreign patents and patent applications covering VX-150 and VX-241 and the use of VX-150 and VX-241 to treat pain indications.

•	U.S. and foreign patents and patent applications covering VX-210 and the use of VX-210 to treat neurology indications.

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
Ivacaftor was granted orphan drug status in the United States and the European Union. We have a U.S. patent that covers the composition-of-matter of ivacaftor that we expect will provide intellectual property protection in the United States through its expiration date in 2027. We have a European patent that covers the composition-of-matter of ivacaftor that we expect will provide intellectual property protection in the European Union through its expiration date in 2025, subject to potential extension. We are entitled to orphan drug exclusivity for ivacaftor in the United States and the European Union, which means that the FDA may not approve another application to market ivacaftor for the same indication for a period of seven years following approval, and the EMA cannot accept an MAA for a drug similar to ivacaftor for a period of ten years following approval.  As a result of the orphan drug exclusivity, even if a competitor successfully challenges the ivacaftor patents, it could not obtain approval from the FDA to market ivacaftor in the United States for the treatment of patients who have one of the mutations to the CFTR gene for which KALYDECO is currently approved until 2019, or submit an MAA in the European Union for the treatment of patients who have one of the mutations to the CFTR gene for which KALYDECO is currently approved until 2022, except in very limited circumstances.
Lumacaftor, and the fixed dose combination of lumacaftor and ivacaftor, were granted orphan drug status in the United States. We have patents in the United States and European Union that cover the composition of matter of lumacaftor that we expect will provide intellectual property protection in these jurisdictions through their expiration dates in 2030 and 2026, respectively, subject to potential extension.
VX-661 was granted orphan drug status in the United States and the European Union. We have patents in the United States and European Union that cover the composition of matter of VX-661 that we expect will provide intellectual property protection in these jurisdictions through their expiration dates in 2027 and 2028, respectively, subject to potential extension.
MANUFACTURING
Manufacturing Approach and Philosophy
As we market and sell our approved products and advance our drug candidates through clinical development toward commercialization, we continue to build and maintain our supply chain and quality assurance resources. We rely on internal capabilities and an international network of third parties to manufacture and distribute our products for commercial sale and post-approval clinical trials and to manufacture and distribute our drug candidates for clinical trials. Wherever possible, we seek to establish multiple suppliers for each raw material and step in the manufacturing process, however our supply chain includes a single-source manufacturer for (i) one step in the ivacaftor manufacturing process and (ii) the manufacture of the oral granule formulation of KALYDECO that is used for patients with CF two to five years of age.
We expect that we will continue for the foreseeable future to rely on third parties to meet most of our commercial supply needs and a significant portion of our clinical supply needs. We have established our own small-scale manufacturing capabilities, which we use for clinical trial supplies and as an additional source for commercial supplies.
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
Manufacture of ORKAMBI (lumacaftor/ivacaftor)
We have developed several manufacturing processes to produce commercial quantities of ORKAMBI, including a process utilizing continuous manufacturing technology as well as a batch manufacturing process. We have established manufacturing capabilities at our third-party manufacturer in the United Kingdom that is producing commercial quantities of ORKAMBI using a batch manufacturing process we designed. We have established continuous manufacturing capabilities and obtained validation for these capabilities at our facility located in Boston, Massachusetts. Continuous process drug product manufacturing may result in reduced cost, reduced development and production timelines and increased market response flexibility. While continuous process manufacturing has been used in many industries, we believe that we are the first company to obtain FDA approval for a fully-continuous drug product manufacturing process.
Manufacture of VX-661/Ivacaftor
We are using both a batch manufacturing process and a continuous drug product manufacturing process to obtain a supply of VX-661 tablets to be used in our Phase 3 clinical trials of VX-661 in combination with ivacaftor. If we successfully complete development and obtain approval for VX-661 in combination with ivacaftor, we plan to produce our commercial supply of VX-661 using a continuous drug product manufacturing process.
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
Cystic Fibrosis
An increasing number of companies are seeking to identify and develop drug candidates for the treatment of CF, including companies such as Concert Pharmaceuticals, Genzyme, which is a division of Sanofi, Novartis, Pfizer, ProQR Therapeutics, PTC Therapeutics, Shire and several private companies. Although we are the first company to successfully develop drugs that treat the underlying cause of CF, ORKAMBI and KALYDECO are collectively approved to treat only a portion of patients with CF. Our competitors have research and development programs directed at identifying and developing CFTR potentiators, CFTR correctors, ENaC inhibitors and drug candidates with other mechanisms of action or that utilize new therapeutic approaches that seek to address the underlying cause of CF. Our success in rapidly developing and commercializing KALYDECO and ORKAMBI may increase the resources that our competitors allocate to the development of these potential treatments for CF. If one or more competing therapies are successfully developed as a treatment for patients with CF, our revenues from ORKAMBI, KALYDECO and/or our other CF drug candidates, if then approved, could face significant competitive pressure.
GOVERNMENT REGULATION
The research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, safety monitoring, record keeping, promotion, advertising, distribution and marketing of our products and drug candidates are subject to extensive regulation by United States and foreign governmental authorities.

United States Government Regulation
New Drug Application Approval Processes
In the United States, the FDA regulates drugs, including small molecules, under the Federal Food, Drug and Cosmetic Act, or the FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the drug development process, approval process or after approval, may subject us to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

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
Biologics License Application Process
Certain of our drug candidates may be regulated by the FDA under the FDCA and the Public Health Service Act as biologics. Biologics can present special safety, efficacy and manufacturing challenges that may differ from those present in the regulation of small molecule drugs. As such, while similar to the NDA review process described above, in lieu of filing an NDA, biologics require the submission of a Biologics License Application, or BLA, and approval of such BLA by the FDA prior to being marketed in the U.S.
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
Patent Term Restoration and Marketing Exclusivity
Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our United States patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the later of the effective date of an IND or the issuance date of the patent, and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the extension must be applied for prior to expiration of the patent. The United States Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.
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
Exclusivity of Biologics
Biologics are entitled to exclusivity under the Biologics Price Competition and Innovation Act, which was passed as Title VII to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, which we refer to as the ACA.  The law provides a pathway for approval of biosimilars following the expiration of 12 years of exclusivity for the innovator biologic plus any extension term for pediatrics as discussed above. Historically, a biologic approved under a BLA was not subject to the generic drug review and approval provisions of the FDCA. However, the ACA created a regulatory pathway for the abbreviated approval for biological products that are demonstrated to be “biosimilar” or “interchangeable” with an FDA-approved biological product. In order to meet the standard of interchangeability, a sponsor must demonstrate that the biosimilar product can be expected to produce the same clinical result as the reference product, and for a product that is administered more than once, that the risk of switching between the reference product and biosimilar product is not greater than the risk of maintaining the patient on the reference product. Such biosimilars would reference biological products approved in the United States. The law establishes a period of 12 years of data exclusivity for reference products, which protects the data in the original BLA by prohibiting sponsors of biosimilars from gaining FDA approval based in part on reference to data in the original BLA.
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
Orphan Drug Designation
Under the Orphan Drug Act, the FDA may grant orphan drug designation to drug candidates intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 people in the United States, or more than 200,000 people in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. KALYDECO, ORKAMBI and VX-661 have been granted designation as orphan drugs by the FDA.
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
The ACA was enacted in March 2010 and is designed to expand coverage for the uninsured while at the same time containing overall health care costs. With regard to pharmaceutical products, among other things, the ACA is designed to expand and increase industry rebates for drugs covered under Medicaid programs, impose an annual fee on branded pharmaceutical manufacturers and make changes to the coverage requirements under the Medicare Part D program. The branded prescription drug fee is not tax deductible. We cannot predict all of the effects of the ACA on pharmaceutical companies as many of the ACA reforms require the promulgation of detailed regulations implementing the statutory provisions, which has not yet occurred.
In Europe and many other foreign countries, the success of ORKAMBI, KALYDECO and of any other drug candidates we may develop, depends largely on obtaining and maintaining government reimbursement, because in many foreign countries patients are unable to access prescription pharmaceutical products that are not reimbursed by their governments. Negotiating reimbursement rates in foreign countries can delay the commercialization of a pharmaceutical product and generally results in a reimbursement rate that is lower than the net price that companies can obtain for the same product in the United States.
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
Physician Payment Sunshine Act
The Physician Payment Sunshine Act will require pharmaceutical manufacturers to report annually to the Secretary of HHS payments or other transfers of value made by that entity to physicians and teaching hospitals. In February 2013, regulations were released that contain detailed guidance regarding the information that must be collected and reported. We were required to collect information regarding such payments starting in August 2013 and were required to begin reporting such information in March 2014. Over the next several years, we will need to continue to dedicate significant resources to enhance our systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements would result in significant civil monetary penalties. Similar laws have been enacted or are under consideration in foreign jurisdictions, including France which has adopted the Loi Bertrand, or French Sunshine Act, which became effective in 2013.
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
EMPLOYEES
As of December 31, 2015, we had approximately 1,950 employees, as compared to approximately 1,830 employees as of December 31, 2014. Of these employees, approximately 1,600 were based in the United States, approximately 275 were based in Europe and approximately 75 were based in Canada. Our scientific staff members have diversified experience and expertise in molecular and cell biology, biochemistry, synthetic organic chemistry, protein X-ray crystallography, protein nuclear magnetic resonance spectroscopy, microbiology, computational chemistry, biophysical chemistry, medicinal chemistry, clinical pharmacology and clinical medicine. Our clinical development personnel have extensive expertise in designing and executing clinical trials. Employees in our commercial organization have extensive experience in selling and marketing pharmaceutical products as well as seeking reimbursement from government and third-party payors for pharmaceutical products. Our employees are not covered by a collective bargaining agreement, except for a small number of employees in ex-U.S. countries. Science magazine named Vertex as one of its top employers in the life sciences in each of the last five years. We consider our relations with our employees to be good.
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
Corporate Information
Vertex was incorporated in Massachusetts in 1989, and our principal executive offices are located at 50 Northern Avenue Boston, Massachusetts 02210.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions held by our executive officers and directors are as follows:

Name	Age	Position
Jeffrey M. Leiden, M.D., Ph.D.	60	Chairman of the Board, Chief Executive Officer and President
David Altshuler, M.D., Ph.D.	51	Executive Vice President, Global Research and Chief Scientific Officer
Stuart A. Arbuckle	50	Executive Vice President and Chief Commercial Officer
Jeffrey A. Chodakewitz, M.D.	60	Executive Vice President, Global Medicines Development and Medical Affairs, and Chief Medical Officer
Michael Parini, J.D.	41	Executive Vice President and Chief Legal Officer
Amit K. Sachdev, J.D.	48	Executive Vice President, Global Government Strategy, Market Access and Value
Ian F. Smith	50	Executive Vice President and Chief Financial Officer
Paul M. Silva	49	Senior Vice President and Corporate Controller
Sangeeta M. Bhatia, M.D., Ph.D.	47	Director
Joshua S. Boger, Ph.D.	64	Director
Terrence C. Kearney	61	Director
Yuchun Lee	50	Director
Margaret G. McGlynn	56	Director
Bruce I. Sachs	56	Director
Elaine S. Ullian	68	Director
William Young	71	Director
Dr. Leiden is our Chairman, Chief Executive Officer and President. He has held the positions of Chief Executive Officer and President since February 2012 after joining us as CEO Designee in December 2011. He has been a member of our Board of Directors since July 2009, the Chairman of our Board of Directors since May 2012, and served as our lead independent director from October 2010 through December 2011. Dr. Leiden was a Managing Director at Clarus Ventures, a life sciences venture capital firm, from 2006 through January 2012. Dr. Leiden was President and Chief Operating Officer of Abbott Laboratories, Pharmaceuticals Products Group, and a member of the Board of Directors of Abbott Laboratories from 2001 to 2006. From 1987 to 2000, Dr. Leiden held several academic appointments, including the Rawson Professor of Medicine and Pathology and Chief of Cardiology and Director of the Cardiovascular Research Institute at the University of Chicago, the Elkan R. Blout Professor of Biological Sciences at the Harvard School of Public Health, and Professor of Medicine at Harvard Medical School. He is an elected member of both the American Academy of Arts and Sciences, and the Institute of Medicine of the National Academy of Sciences. Dr. Leiden is a senior advisor to Clarus Ventures. Dr. Leiden serves as a director of Quest Diagnostics Inc., a medical diagnostics company, and Massachusetts Mutual Life Insurance Company, an insurance company. Dr. Leiden was a director and the non-executive Vice Chairman of the board of Shire plc, a specialty biopharmaceutical company, from 2006 to January 2012. Dr. Leiden received his M.D., Ph.D. and B.A. degrees from the University of Chicago.
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

Mr. Arbuckle is our Executive Vice President and Chief Commercial Officer, a position he has held since September 2012. Prior to joining us, Mr. Arbuckle held multiple commercial leadership roles at Amgen, Inc., a 17,000 person biotechnology company, from July 2004 through August 2012. Mr. Arbuckle has worked in the biopharmaceuticals industry since 1986, including more than 15 years at GlaxoSmithKline plc, where he held sales and marketing roles of increasing responsibility for medicines aimed at treating respiratory, metabolic, musculoskeletal, cardiovascular and other diseases. He has served as a member of the Board of Directors of Cerulean Pharma, Inc. since June 2015. Mr. Arbuckle holds a BSc in pharmacology and physiology from the University of Leeds.
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
Mr. Parini is our Executive Vice President and Chief Legal Officer, a position he has held since January 2016. From 2004 until he joined Vertex, Mr. Parini served in various roles of increasing responsibility at Pfizer Inc., most recently as Senior Vice President and Associate General Counsel. Prior to Pfizer, Mr. Parini was an attorney at Akin, Gump, Strauss, Hauer & Feld, L.L.P. Mr. Parini holds a B.A. from Georgetown University and a J.D. from the Georgetown University Law Center.
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
Dr. Bhatia has been a member of our Board of Directors since June 2015. Dr. Bhatia is a professor at the Massachusetts Institute of Technology, where she currently serves as the John J. and Dorothy Wilson Professor of Health Sciences & Technology/Electrical Engineering & Computer Science. Prior to joining the Massachusetts Institute of Technology in 2005,

Dr. Bhatia was a professor of bioengineering and medicine at the University of California at San Diego from 1998 through 2005. Dr. Bhatia also is an investigator for the Howard Hughes Medical Institute, a member of the Department of Medicine at Brigham and Women’s Hospital, a member of the Broad Institute and a member of the Koch Institute for Integrative Cancer Research. Dr. Bhatia holds an Sc.B. in biomedical engineering from Brown University, an S.M. and Ph.D. in Mechanical Engineering from the Massachusetts Institute of Technology and an M.D. from Harvard Medical School.
Dr. Boger is the founder of Vertex and has been a director since our inception in 1989. He was our Chief Executive Officer from 1992 through May 2009. He was our Chairman of our board of directors from 1997 until May 2006 and our President from our inception until December 2000, and from 2005 through February 2009. He was our Chief Scientific Officer from 1989 until May 1992. Prior to founding Vertex in 1989, Dr. Boger held the position of Senior Director of Basic Chemistry at Merck Sharp & Dohme Research Laboratories in Rahway, New Jersey, where he headed both the Department of Medicinal Chemistry of Immunology & Inflammation and the Department of Biophysical Chemistry. Dr. Boger holds a B.A. in chemistry and philosophy from Wesleyan University and M.S. and Ph.D. degrees in chemistry from Harvard University.
Mr. Kearney has been a member of our Board of Directors since May 2011. Mr. Kearney served as the Chief Operating Officer of Hospira, Inc., a specialty pharmaceutical and medication delivery company, from April 2006 to January 2011. From April 2004 to April 2006, he served as Hospira’s Senior Vice President, Finance, and Chief Financial Officer, and he served as Acting Chief Financial Officer through August 2006. Mr. Kearney served as Vice President and Treasurer of Abbott Laboratories from 2001 to April 2004. From 1996 to 2001, Mr. Kearney was Divisional Vice President and Controller for Abbott’s International Division. Mr. Kearney serves as a member of the Board of Directors at Acceleron Pharma Inc., a biopharmaceutical company, and Innoviva, Inc. (formerly known as Theravance, Inc.), a royalty management company. He received his B.S. in biology from the University of Illinois and his M.B.A. from the University of Denver.
Mr. Lee has been a member of our Board of Directors since September 2012. Mr. Lee has served as an Executive in Residence (XIR) and Partner of General Catalyst Partners, a venture capital firm, since April of 2013. Mr. Lee also serves as the Chief Executive Officer of two software companies, Clarabridge, Inc. and Allego Inc. Mr. Lee was the Vice President of IBM’s Enterprise Marketing Management Group from November 2010 through January 2013. Mr. Lee co-founded Unica Corporation, a provider of software and services used to automate marketing processes, in 1992, and was Unica’s President and/or Chief Executive Officer from 1992 through November 2010, when Unica was acquired by IBM. From 1989 to 1992, Mr. Lee was a senior consultant at Digital Equipment Corporation, a supplier of general computing technology and consulting services. Mr. Lee holds a B.S. and an M.S. in electrical engineering and computer science from the Massachusetts Institute of Technology and an M.B.A. from Babson College.
Ms. McGlynn has been a member of our Board of Directors since May 2011. Ms. McGlynn served as the President and Chief Executive Officer of the International AIDS Vaccine Initiative, a global not-for-profit organization whose mission is to ensure the development of safe, effective and accessible HIV vaccines for use throughout the world, from July 2011 until September 2015. Ms. McGlynn served as President, Vaccines and Infectious Diseases of Merck & Co., Inc. from 2005 until 2009. Ms. McGlynn joined Merck in 1983 and served in a variety of marketing, sales and managed care roles. Ms. McGlynn serves as a member of the Board of Directors for Air Products and Chemicals, Inc., a company specializing in gases and chemicals for industrial uses, and Amicus Therapeutics, Inc., a biopharmaceutical company. She is also a member of the National Industrial Advisory Committee at the University at Buffalo School of Pharmacy and Pharmaceutical Sciences. Ms. McGlynn holds a B.S. in Pharmacy and an M.B.A. in Marketing from the State University of New York at Buffalo.
Mr. Sachs has been a member of our Board of Directors since 1998. Mr. Sachs is a General Partner at Charles River Ventures, a venture capital firm he joined in 1999. From 1998 to 1999, he served as Executive Vice President and General Manager of Ascend Communications, Inc. From 1997 until 1998, Mr. Sachs served as President and Chief Executive Officer of Stratus Computer, Inc. From 1995 to 1997, he served as Executive Vice President and General Manager of the Internet Telecom Business Group at Bay Networks, Inc. From 1993 to 1995, he served as President and Chief Executive Officer of Xylogics, Inc. Mr. Sachs holds a B.S.E.E. in electrical engineering from Bucknell University, an M.E.E. in electrical engineering from Cornell University, and an M.B.A. from Northeastern University.
Ms. Ullian has been a member of our Board of Directors since 1997. Ms. Ullian served as President and Chief Executive Officer of Boston Medical Center, a private, not-for-profit, 626-bed, academic medical center with a community-based focus, from 1996 through January 2010. From 1994 to 1996, she served as President and Chief Executive Officer of Boston University Medical Center Hospital. From 1987 to 1994, Ms. Ullian served as President and Chief Executive Officer of Faulkner Hospital. She also serves as a director of Thermo Fisher Scientific Inc. and Hologic, Inc. Ms. Ullian holds a B.A. in political science from Tufts University and an M.P.H. from the University of Michigan.

Mr. Young is a Venture Partner at Clarus Ventures, a life sciences venture capital firm, which he joined in 2010. Prior to Clarus Ventures, Mr. Young served from 1999 until June 2009 as the Chairman and Chief Executive Officer of Monogram Biosciences, Inc., a biotechnology company acquired by Laboratory Corporation of America in June 2009. From 1980 to 1999, Mr. Young was employed at Genentech, Inc. in positions of increasing responsibility, including as Chief Operating Officer from 1997 to 1999, where he was responsible for all product development, manufacturing and commercial functions. Prior to joining Genentech, Mr. Young was with Eli Lilly & Co. for 14 years. Mr. Young currently serves at the Chairman of the Board of Directors of NanoString Technologies, Inc., and as a member of the Board of Directors of Theravance BioPharma Inc. Mr. Young retired from BioMarin Pharmaceutical Inc.’s Board of Directors in November 2015 and from Biogen Idec’s Board of Directors in June 2014. Mr. Young holds a B.S. in Chemical Engineering from Purdue University, an M.B.A. from Indiana University and an Honorary Doctorate in Engineering from Purdue University. Mr. Young was elected to the National Academy of Engineering in 1993 for his contributions to biotechnology.

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
Risks Related to Our Business
Our business and future revenues depend heavily on our ability to successfully commercialize ORKAMBI. If we are unable to do so, or if reimbursement levels agreed to by third-party payors are unfavorable or do not meet the expectations of investors or public equity market analysts, our business will be materially harmed and the market price of our common stock would likely decline.
We believe that a significant portion of the value attributed to our company by investors is based on the commercial potential of ORKAMBI, which was approved in the United States in July 2015 and the European Union in November 2015 for the treatment of patients with CF twelve years of age and older who are homozygous for the F508del mutation in their CFTR gene. While we recognized our first net product revenues from sales of ORKAMBI in the United States in the second half of 2015, we are in the early stages of the commercial launch of this product and are unable to predict the future level of net product revenues we will recognize from sales of ORKAMBI in the United States. Outside of the United States, we do not expect to recognize significant ORKAMBI net product revenues in 2016 other than in Germany due to the time it takes to complete the reimbursement discussions in many ex-U.S. countries.
If ORKAMBI were to become subject to problems such as safety or efficacy issues, the introduction or greater acceptance of competing products, changes in reimbursement policies of payors and other third parties, or adverse legal, administrative, regulatory or legislative developments, our ability to commercialize ORKAMBI would be impaired and our stock price would likely decline. In addition, our ability to successfully commercialize ORKAMBI is dependent on, among other things, the rate at which patients initiate treatment of ORKAMBI, the proportion of initiated patients who remain on treatment and the compliance rate for patients who remain on treatment. Since the regulations that govern pricing, coverage and reimbursement for drugs vary widely from country to country, there is no assurance that coverage and reimbursement will be available outside of the United States and, even if it is available, the level of reimbursement may not be satisfactory. Adverse pricing limitations or a delay in obtaining coverage and reimbursement would decrease our future net product revenues and harm our business.
Our future success also is dependent on our ability to expand the number of CF patients who are eligible for treatment with ORKAMBI. We recently completed a Phase 3 clinical trial evaluating lumacaftor in combination with ivacaftor for the treatment of patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. The clinical trial met its primary safety endpoint and data from the clinical trial showed that the combination was generally well-tolerated. Based on these results, we plan to submit a sNDA to the FDA in the second quarter of 2016 seeking approval for patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. A second Phase 3 clinical trial evaluating lumacaftor in combination with ivacaftor in this same patient population to support approval in the European Union is ongoing. In order to expand the market to this patient population in the European Union, the clinical trial will need to demonstrate that ORKAMBI is both safe and effective for the treatment of these patients. These clinical trials and our discussions with regulatory authorities are subject to the same risks and uncertainties that are described in these risk factors with respect to the development of our drug candidates. There can be no assurance that the results from these clinical trials, or the data included in our submissions to regulatory authorities, will be sufficient to obtain approval for the use of lumacaftor in combination with ivacaftor in this additional patient population.
Our business is dependent on KALYDECO net product revenues and if we are unable to sustain our KALYDECO net product revenues, our business will be materially harmed and the market price of our common stock would decline.
KALYDECO net product revenues represented approximately 61.2% and 79.9% of our total revenues in 2015 and 2014, respectively, and we expect KALYDECO net product revenues to continue to represent a substantial portion of our total revenues in future periods. If we are unable to sustain KALYDECO net products revenues for any reason, such as safety or efficacy issues, the introduction or greater acceptance of competing products, changes in reimbursement policies of payors and other third parties, or adverse legal, administrative, regulatory or legislative developments, our ability to commercialize KALYDECO would be impaired and our product revenues would decrease and our financial position and stock price would be materially harmed.
In addition, our success is dependent on our ability to continue to expand the label for KALYDECO and to increase the number of patients eligible and reimbursed for treatment with KALYDECO in the United States and ex-U.S. markets. In the first quarter of 2016, we expect to initiate a clinical trial for ivacaftor in patients with CF less than two years of age to evaluate the effect of ivacaftor on markers of CF disease in young children. There can be no assurance that the data from this clinical trial will be sufficient to obtain approval for ivacaftor in this patient population. Additionally, in February 2016, we received a Complete Response Letter from the FDA regarding our sNDA for ivacaftor for patients with CF two years of age and older who have one of 23 residual function mutations. The FDA determined that it cannot approve the sNDA in its present form. While we plan to meet with the FDA regarding the sNDA to determine an appropriate path forward, there can be no assurance that the outcome from these discussions will be sufficient to obtain approval for ivacaftor in this patient population.
We have a history of incurring losses, and we cannot predict the extent of our future profitability.
We have incurred significant operating losses in each of the last three years. Our future revenues will be dependent on our ability to successfully commercialize ORKAMBI and on continued sales of KALYDECO. Our ability to achieve and sustain profitability depends on the extent to which we can increase our revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications or other unknown factors that may impair future revenue or require additional expenditures. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to predict the extent of our future profitability or losses. As an example, we briefly achieved profitability in 2011 based on strong initial sales of INCIVEK but subsequently returned to incurring losses after experiencing a rapid decline in the number of patients being treated with INCIVEK. If we are unable to sustain sales of KALYDECO and increase sales of ORKAMBI, we may not achieve and/or sustain profitability.
If our competitors bring drugs with superior product profiles to market, our drugs may not be competitive and our revenues could decline.
ORKAMBI, KALYDECO and any drugs that we develop in the future may not be able to compete effectively with marketed drugs or new drugs that may be developed by competitors. There are many other companies developing drugs for the same indications that we are pursuing. In order to compete successfully in these areas, we must demonstrate improved safety, efficacy and/or tolerability, and ease of manufacturing, and gain and maintain market acceptance over competing drugs. Many of our competitors, including major pharmaceutical companies such as Abbvie, Bristol-Myers Squibb, Gilead, Johnson & Johnson, Merck, Novartis, Pfizer, Sanofi and Roche, possess substantially greater financial, technical and human resources than we possess. Potential competitors also include other public and private companies, academic institutions, government agencies, other public and private research organizations and charitable venture philanthropy organizations that conduct research, seek patent protection and/or establish collaborative arrangements for research, development, manufacturing and commercialization. As an example, we experienced a rapid decline in the number of patients being treated with INCIVEK in 2013 and 2014.
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
A number of companies are seeking to identify and develop drug candidates for the treatment of CF, including Concert Pharmaceuticals, Genzyme, which is a division of Sanofi, Novartis, Pfizer, ProQR Therapeutics, PTC Therapeutics, Shire and several private companies. Our competitors have research and development programs directed at identifying CFTR potentiators, CFTR correctors, ENaC inhibitors and drug candidates with other mechanisms of action or that utilize new therapeutic approaches that seek to address the underlying cause of CF. Our success in rapidly developing and commercializing KALYDECO and ORKAMBI may increase the resources that our competitors allocate to the development of these potential treatments for CF. If one or more competing therapies are successfully developed as a treatment for patients with CF, our revenues from ORKAMBI, KALYDECO and/or other compounds, if then approved, could face competitive pressures. If one or more competing therapies prove to be superior to our existing products and/or drug candidates for the treatment of CF, our business would be materially adversely affected.
If we discover safety issues with any of our products or if we fail to comply with continuing U.S. and applicable foreign regulations, commercialization efforts for the product could be negatively affected, the approved product could lose its approval or sales could be suspended, and our business could be materially harmed.
Our products are subject to continuing regulatory oversight, including the review of additional safety information. Drugs are more widely used by patients once approval has been obtained and therefore side-effects and other problems may be observed after approval that were not seen or anticipated, or were not as prevalent or severe, during pre-approval clinical trials or nonclinical studies. For example, in December 2012, we updated the INCIVEK label in the United States to include a Boxed Warning stating that fatal and non-fatal serious skin reactions have been reported in patients taking INCIVEK combination treatment. The subsequent discovery of previously unknown problems with a product could negatively affect commercial sales of the product, result in restrictions on the product or lead to the withdrawal of the product from the market. Each of our two commercial products and our most advanced drug candidates, contain ivacaftor, either alone or in combination with one or more other compounds. As a result, if either of our products were to experience safety issues, both ORKAMBI and KALYDECO, as well as one or more of our drug candidates, may be adversely affected. The reporting of adverse safety events involving our products or public speculation about such events could cause our stock price to decline or experience periods of volatility.
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
In both domestic and foreign markets, our sales of products depend in part upon the availability of reimbursement from third-party payors. Third-party payors include government health programs such as Medicare and Medicaid in the United States and the national health care systems in many international markets, managed care providers, private health insurers and other organizations. The trend in the U.S. health care industry and elsewhere is cost containment and efforts of third-party payors to contain or reduce health care costs that may adversely affect our ability to establish or maintain appropriate prices for our products or any drugs that we may develop and commercialize. In certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. Reimbursement agencies in Europe are often more conservative than those in the United States and the reimbursement process is often slower since reimbursement decisions are made on a country-by-country basis. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control as currently exists in Europe. Moreover, certain presidential candidates in the United States have announced an interest in further regulation of the prices of pharmaceutical products. The ACA requires discounts under the Medicare drug benefit program and increased the rebates paid by pharmaceutical companies on drugs covered by Medicaid. The ACA also imposes an annual fee, which increases annually, on sales by branded pharmaceutical manufacturers.
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

If regulatory authorities interpret any of our conduct as being in violation of applicable health care laws, including fraud and abuse laws, laws prohibiting off-label promotion, disclosure laws or other similar laws, we may be subject to civil or criminal penalties.
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
Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. We market ORKAMBI and KALYDECO to eligible CF patients for whom the applicable product has been approved and provide promotional materials and training programs to physicians regarding the use of ORKAMBI and KALYDECO in these patient populations. These eligible patients represent only a portion of the total patients with CF. If the FDA determines that our promotional materials, training or other activities constitute off-label promotion, it could request that we modify our training or promotional materials or other activities, conduct corrective advertising or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It also is possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.
Also applicable to some of our practices is the Health Insurance Portability and Accountability Act, or HIPAA, and its implementing regulations, which created federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters and which also imposes certain regulatory and contractual requirements regarding the privacy, security and transmission of individually identifiable health information.
In addition to HIPAA, numerous other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Various foreign countries also have, or are developing, laws governing the collection, use and transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business. We have in the past relied on adherence to the U.S.-EU Safe Harbor Framework as agreed to and set forth by the

U.S. Department of Commerce and the European Union, which established a means for legitimizing the transfer of personal information by U.S. companies doing business in Europe from the European Economic Area to the United States. As a result of a recent opinion of the European Union Court of Justice, the U.S.-EU Safe Harbor Framework is now deemed to be an invalid method of compliance with restrictions regarding the transfer of data outside of the European Economic Area. While we are engaging in efforts to address the implications of this opinion, we may be unsuccessful in these efforts. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities in the European Union and the potential for significant penalties if we are found to be non-compliant. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business.
In recent years, several states and localities have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state or make periodic public disclosures on sales, marketing, pricing, clinical trials, health care provider payments and other activities. Additionally, as part of the ACA, the federal government enacted the Physician Payment Sunshine Act provisions. The Physician Payment Sunshine Act provisions require pharmaceutical manufacturers to report annually to the Secretary of HHS payments or other transfers of value made by that entity to physicians and teaching hospitals. We also now have similar reporting obligations in certain European countries and the European Federation of Pharmaceutical Industries and Associations has adopted a code that will require us to begin reporting such information throughout the European Union in 2016. We will also have similar reporting obligations in Australia beginning in 2016. We expended significant efforts to establish, and are continuing to devote significant resources to maintain and enhance, systems and processes in order to comply with these regulations. Failure to comply with the reporting requirements would result in significant civil monetary penalties. The ACA also includes various provisions designed to strengthen significantly fraud and abuse enforcement, such as increased funding for enforcement efforts and the lowering of the intent requirement of the federal anti-kickback statute and criminal health care fraud statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it.
On January 1, 2015, the EMA adopted a new policy on publication of clinical data whereby it will publish clinical reports submitted as part of MAAs for drugs. The policy applies to all clinical reports submitted after January 1, 2015 and the reports will be released as soon as a decision on the application has been made by the EMA. While implementation of this policy is ongoing and its full effect on our business is not yet known, the ability of third-parties to review and/or analyze the raw data from our clinical trials may increase the risk of patient confidentiality breaches and could result in enhanced scrutiny of our clinical trials results. Such scrutiny could result in misconceptions being spread about our drugs and drug candidates, even if the underlying analysis of such review turns out to be flawed. These publications could also result in the disclosure of information to our competitors that we might otherwise deem confidential, which could harm our competitive position.
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
Risks Related to Development, Clinical Testing and Regulation of Our Products and Drug Candidates
Our drug candidates remain subject to clinical testing and regulatory approval. If we are unable to successfully develop additional drug candidates, and in particular our next-generation CFTR combination regimens, our business will be materially harmed.
Our business depends upon the successful development and commercialization of drug candidates. These drug candidates are in various stages of development and must satisfy rigorous standards of safety and efficacy before they can be approved for sale by the FDA or comparable foreign regulatory authorities. To satisfy these standards, we must allocate resources among our various development programs and must engage in expensive and lengthy testing of our drug candidates. Discovery and development efforts for new pharmaceutical products, including new combination therapies, are resource-intensive and may take 10 to 15 years or longer for each drug candidate. Despite our efforts, our drug candidates may not:

•	offer therapeutic or other improvement over existing competitive therapies;

•	be proven safe and effective in clinical trials;

•	meet applicable regulatory standards;

•	be capable of being produced in commercial quantities at acceptable costs; or

•	if approved for commercial sale, be successfully marketed as pharmaceutical products.
We have recently completed and/or have ongoing or planned clinical trials for several of our drug candidates, including drug candidates for the treatment of CF, oncology, pain and neurology. The strength of our company’s product portfolio and pipeline will depend in large part upon the outcomes of these clinical trials and our ability to develop and commercialize combination treatments for CF that include ivacaftor in combination with (i) VX-661 and/or (ii) our next-generation CFTR corrector compounds, including VX-152 and VX-440. Results of our clinical trials and findings from our nonclinical studies, including toxicology findings in nonclinical studies conducted concurrently with clinical trials, could lead to abrupt changes in our development activities, including the possible cessation of development activities associated with a particular drug candidate or program. Moreover, clinical data are often susceptible of varying interpretations and analyses, and many companies that have believed their drug candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their drug candidate. Furthermore, results from our clinical trials may not meet the level of statistical significance required by the FDA or other regulatory authorities for approval of a drug candidate.
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
We may seek a fast track and/or breakthrough therapy designation for some of our drug candidates. For example, ivacaftor was granted fast-track designation in the United States and a number of our drugs and drug candidates, including ivacaftor and the combination regimens of lumacaftor with ivacaftor and VX-661 with ivacaftor, were designated as breakthrough therapies. Drug candidates that receive one or both of these designations may be eligible for, among other things, an accelerated regulatory review. Each of these designations is within the discretion of the FDA. Accordingly, even if we believe one of our drug candidates meets the criteria for fast track and/or breakthrough therapy designation, the FDA may disagree and instead determine not to make such designation. The receipt of one or both of these designations for a drug candidate does not guarantee a faster development process, review or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our drugs or drug candidates qualifies for fast track and/or breakthrough therapy designation, the FDA may later decide to withdraw such designation if it determines that the drug or drug candidate no longer meets the conditions for qualification.
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
We may acquire a business or the rights to drugs, drug candidates or other technologies. For example, in 2015, we entered into a collaboration with Parion pursuant to which we exclusively licensed investigational ENaC inhibitors, including VX-371 (formerly P-1037), for the potential treatment of CF and other pulmonary diseases. We also entered into an agreement with CRISPR to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene editing technology. With respect to each of these transactions and any additional acquisition of a business or rights to drugs, drug candidates or other technologies, we may not realize the anticipated benefits of such transaction, each of which involves numerous risks. These risks include:

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
The risks that we face in connection with our current collaborations, including with Parion and CRISPR, and any future collaborations include the following:

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
As part of our ongoing strategy, we may seek additional collaborative arrangements or external funding for certain of our development programs and/or seek to expand existing collaborations to cover additional commercialization and/or development activities. We have a number of research programs and early-stage clinical development programs, some of which are being developed in collaboration with a third party. For example, in June 2014, we granted Janssen Pharmaceuticals, Inc. an exclusive license to develop and commercialize VX-787, a drug candidate discovered by us for the treatment of influenza. At any time, we may determine that in order to continue development of a drug candidate or program or successfully commercialize a drug we need to identify a collaborator or amend or expand an existing collaboration. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of the applicable intellectual property, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. Potentially, and depending on the circumstances, we may desire that a collaborator either agree to fund portions of a drug development program led by us, or agree to provide all of the funding and directly lead the development and commercialization of a program. No assurance can be given that any efforts we make to seek additional collaborative arrangements will be successfully completed on a timely basis or at all. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we are unable to enter into acceptable collaborative relationships, one or more of our development programs could be delayed or terminated and the possibility of our receiving a return on our investment in the program could be impaired.
Risks Related to Third-Party Manufacturing and Reliance on Third Parties
We depend on third-party manufacturers to manufacture our products and the materials we require for our clinical trials. We may not be able to maintain these relationships and could experience supply disruptions outside of our control.
We rely on a worldwide network of third-party manufacturers and in rare circumstances, compounders, to manufacture some of our drugs for commercial use and our drug candidates for clinical trials. As a result of our reliance on these third-party manufacturers and suppliers, we could be subject to significant supply disruptions outside of our control. Our supply chain for sourcing raw materials and manufacturing drug product ready for distribution is a multi-step international endeavor. Third-party contract manufacturers, including some in China, supply us with raw materials, and convert these raw materials into drug substance and convert the drug substance into final dosage form. Establishing and managing this global supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party contractual relationships. Although we attempt to manage the business relationships with companies in our supply chain, we do not have control over their operations. Supply disruptions may result from a number of factors, including shortages in product raw materials, labor or technical difficulties, regulatory inspections or restrictions, shipping or customs delays or any other performance failure by any third-party manufacturer on which we rely. Any supply disruptions could disrupt sales of our products and/or the timing of our clinical trials.
We require a supply of ivacaftor and lumacaftor for commercial sale (as KALYDECO and/or ORKAMBI). We also require a supply of ivacaftor, lumacaftor, VX-661, VX-371, VX-152 and VX-440 and our other drug candidates for use in our clinical trials. We obtain ivacaftor and lumacaftor (and the combinations thereof) to meet our commercial and clinical supply needs through a third-party manufacturing network. Our supply chain includes a single-source manufacturer for (i) one step in the ivacaftor manufacturing process and (ii) the manufacture of the oral granule formulation of KALYDECO that is used for patients with CF two to five years of age. As a result, if these manufacturers become unable or unwilling to continue manufacturing product on our behalf and we are not able to promptly identify another manufacturer, we would experience a disruption in the commercial supply of KALYDECO and/or ORKAMBI, which would have a significant effect on patients, our business and our product revenues. Similarly, a disruption in the clinical supply of drug products could delay the completion of clinical trials and affect timelines for regulatory filings. There can be no assurance that we will be able to establish and maintain secondary manufacturers for all of our ivacaftor or lumacaftor supply needs on a timely basis or at all.
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
We have numerous issued patents and pending patent applications in the United States, as well as counterparts in other countries. Our success will depend, in significant part, on our ability to obtain and defend U.S. and foreign patents covering our drugs, their uses and our processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We cannot be certain that any patents will issue from our pending patent applications or, even if patents issue or have issued, that the issued claims will provide us with adequate protection against competitive products or otherwise be commercially valuable.
Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the scope of claims made under these patents, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents in the U.S. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to United States patent law. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. The United States Patent Office developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, only became effective in March 2013. The first to file provisions limit the rights of an inventor who is the first to invent an invention but is not the first to file an application claiming that invention. U.S. and foreign patent applications typically are maintained in confidence for a period of time after they initially are filed with the applicable patent office. Consequently, we cannot be certain that we were the first to invent, or the first to file patent applications on, our products or drug candidates or their use. If a third party also has filed a U.S. patent application relating to our drugs or drug candidates, their uses, or a similar invention, we may have to participate in legal or administrative proceedings to determine priority of invention. For applications governed by the Lahey-Smith Act, if a third-party has an earlier filed U.S. patent application relating to our drugs or drug candidates, their uses, or a similar invention, we may be unable to obtain an issued patent from our application.
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
We have expanded our international operations over the past several years in order to market KALYDECO and ORKAMBI and expand our research and development capabilities. In 2015, a substantial portion of our revenues and expenses were associated with our foreign operations and we expect that portion to increase over time. New laws and industry codes in the European Union and elsewhere have expanded transparency requirements regarding payments and transfers of value as well as patient-level clinical trial data. New laws in the European Union also have expanded protections related to personal data and provided for increased sanctions for violations. Collectively, our expansion and these new requirements are adding to our compliance costs and expose us to potential sanctions for failing to meet the enhanced safeguards and reporting demands in these jurisdictions. In addition, a significant portion of our commercial supply chain, including sourcing of raw materials and manufacturing, is located in China and the European Union. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•	differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries;

•	collectibility of accounts receivable;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	differing levels of enforcement and/or recognition of contractual and intellectual property rights;

•	complying with local laws and regulations, which are interpreted and enforced differently across jurisdictions and which can change significantly over time;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in reduced revenues or increased operating expenses, and other obligations incident to doing business or operating in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	import and export licensing requirements, tariffs, and other trade and travel restrictions;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.
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
We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. In the course of our business, we collect, store and transmit confidential information (including personal information and intellectual property), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology and information security systems makes such systems potentially vulnerable to service interruptions or to security breaches. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber attacks, employee theft or misuse, power disruptions, natural disasters, floods or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business and subject us to both private and governmental causes of action. While we have implemented security measures in an attempt to minimize these risks to our data and information technology systems and have adopted a business continuity plan to deal with a disruption to our information technology systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

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
Our future success will depend in large part on our ability to retain the services of our key scientific and management personnel and to integrate new scientific and management personnel into our business. A loss of key personnel or a failure to properly integrate new personnel could be disruptive. We have entered into employment agreements with some executives and provide compensation-related benefits to all of our key employees that vest over time and therefore induce them to remain with us. However, the employment agreements can be terminated by the executive on relatively short notice. The value to employees of stock-related benefits that vest over time—such as options, restricted stock and restricted stock units—is significantly affected by movements in our stock price, and may at any point in time be insufficient to counteract more lucrative offers from other companies. A failure to retain, as well as hire, train and effectively integrate into our organization a sufficient number of qualified scientists, professionals, sales personnel and senior management would negatively affect our business.
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
Most of our operations, including our research and development activities, are conducted in a limited number of facilities. If any of our major facilities were to experience a catastrophic loss, due to a fire, earthquake or similar event, our operations could be seriously harmed. For example, our corporate headquarters, as well as additional leased space that we use for certain logistical and laboratory operations and manufacturing, are located in a flood zone along the Massachusetts coast. We have adopted a business continuity plan to address most events of a crisis nature. However, if we are unable to fully implement our disaster recovery plans, we may experience delays in recovery of data and/or an inability to perform vital corporate functions, which could result in a significant disruption in our research, development, manufacturing and/or commercial activities, the loss or critical data and/or large expenses to repair or replace the facility, which would have a material adverse effect on our business.

Risks Related to Holding Our Common Stock
Our stock price may fluctuate.
Market prices for securities of companies such as ours are highly volatile. From January 1, 2015 to December 31, 2015, our common stock traded between $97.45 and $143.45 per share. The market for our stock, like that of other companies in the biotechnology industry, has experienced significant price and volume fluctuations. The future market price of our securities could be significantly and adversely affected by factors such as:

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
In July 2014, we entered into a credit agreement that provides for a $300.0 million senior secured term loan. We are required to repay principal on the loan beginning in the fourth quarter of 2016 with us repaying $75.0 million on each of October 1, 2016, January 1, 2017, April 1, 2017 and July 9, 2017.
Our indebtedness could have important consequences to our business, including increasing our vulnerability to general adverse financial, business, economic and industry conditions, as well as other factors that are beyond our control. In October 2016, we will be required to begin repayment of the principal amount of our indebtedness, thereby reducing the availability of future cash flows to fund working capital, capital expenditures, acquisitions, research and development efforts and other general corporate purposes.
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
Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our future revenues will be dependent on the level of net product revenues from sales of ORKAMBI, which is reliant on the number of patients for whom treatment with ORKAMBI is initiated, the proportion of initiated patients who remain on treatment, patient compliance with the recommended treatment regimen and the level of rebates, chargebacks, discounts and other adjustments to our ORKAMBI gross product revenues. Additional factors that have caused quarterly fluctuations in recent years include variable amounts of revenues, impairment charges, charges for excess and obsolete inventories, changes in the fair value of derivative instruments and the consolidation or deconsolidation of variable interest entities. We cannot accurately predict our future net product revenues from ORKAMBI and our total net product revenues could vary on a quarterly basis. Our total net product revenues may be affected by, among other factors, the timing of orders from our significant customers. Our revenues also are subject to foreign exchange rate fluctuations due to the global nature of our operations. Although we have foreign currency forward contracts to hedge forecasted product revenues denominated in foreign currencies, our efforts to reduce currency exchange losses may not be successful. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and the currencies in which we do business may affect our operating results, often in unpredictable ways. Our quarterly results also could be materially affected by significant charges, which may or may not be similar to charges we have experienced in the past. Most of our operating expenses relate to our research and development activities, do not vary directly with the amount of revenues and are difficult to adjust in the short term. As a result, if revenues in a particular quarter are below expectations, we are unlikely to reduce operating expenses proportionately for that quarter. These examples are only illustrative and other risks, including those discussed in these “Risk Factors,” could also cause fluctuations in our reported financial results. Our operating results during any one period do not necessarily suggest the results of future periods.
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

We believe that this action is without merit and intend to vigorously defend the litigation. This action will take time and money to defend and may distract us from more productive activities. No assurance can be provided that we will be successful in defending this claim or that insurance proceeds will be sufficient to cover any liability under such claims.
We could be negatively affected by government investigations.
In the third quarter of 2015, we received a subpoena from the United States Department of Justice related to our marketed medicines. This subpoena requests documents relating primarily to our Good Laboratory Practices in a bioanalytical laboratory. We are in the process of responding to the subpoena and intend to continue to cooperate. If we are unable to resolve this matter in a satisfactory manner, our business could be adversely affected.
Changes in tax laws, regulations and treaties could affect our future taxable income.
A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could materially affect us if we generate taxable income in a future period. We continue to assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income. We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted.
We may need to raise additional capital that may not be available.
We have a history of operating losses and may in the future need to raise additional capital. We have borrowed $300.0 million under a credit agreement that we entered into in the third quarter of 2014. In recent periods, we also have received significant proceeds from the issuance of common stock under our employee benefit plans, but the amount and timing of future proceeds from employee benefits plans is uncertain. Any potential public offering, private placement or debt financing may or may not be similar to the transactions that we entered into in the past. Any debt financing may be on terms that, among other things, include conversion features that could result in dilution to our then-existing security holders and restrict our ability to pay interest and dividends—although we do not intend to pay dividends for the foreseeable future. Additionally, our pledge of our assets as collateral to secure our obligations under our credit agreement may limit our ability to obtain additional debt financing. Any equity financings would result in dilution to our then-existing security holders. If adequate funds are not available on acceptable terms, or at all, we may be required to curtail significantly or discontinue one or more of our research, drug discovery or development programs, including clinical trials, incur significant cash exit costs, or attempt to obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain of our technologies, drugs or drug candidates. Based on many factors, including general economic conditions, additional financing may not be available on acceptable terms, if at all.
Issuances of additional shares of our common stock could cause the price of our common stock to decline.
As of December 31, 2015, we had 246.3 million shares of common stock issued and outstanding. As of December 31, 2015, we also had outstanding options to purchase 11.1 million shares of common stock with a weighted-average exercise price of $75.99 per share. Outstanding vested options are likely to be exercised if the market price of our common stock exceeds the applicable exercise price, and, in the future, we expect to issue additional options, restricted stock and restricted stock units to directors and employees. In addition, we may issue additional common stock or restricted securities in the future as part of financing activities or business development activities and any such issuances may have a dilutive effect on our then-existing shareholders. Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. The issuance of restricted common stock or common stock upon exercise of any outstanding options would be dilutive, and may cause the market price for a share of our common stock to decline.
We have adopted anti-takeover provisions and are subject to Massachusetts corporate laws that may frustrate any attempt to remove or replace our current management or effectuate a business combination involving Vertex.
Our corporate charter and by-law provisions and Massachusetts state laws may discourage certain types of transactions involving an actual or potential change of control of Vertex that might be beneficial to us or our security holders. Our charter provides for staggered terms for the members of the Board of Directors. Our by-laws grant the directors a right to adjourn annual meetings of shareholders, and certain provisions of our by-laws may be amended only with an 80% shareholder vote. We may issue shares of any class or series of preferred stock in the future without shareholder approval and upon such terms as our Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any class or series of preferred stock that may be issued in the future. Massachusetts state law prohibits us from engaging in specified business combinations, unless the combination is approved or consummated in a prescribed manner, and prohibits voting by any shareholder who acquires 20% or more of our voting stock without shareholder approval. As a result, shareholders or other parties may find it more difficult to remove or replace our current management. Additionally, one of our collaboration agreements includes a change in control provision that could reduce the potential acquisition price an acquirer is willing to pay or discourage a takeover attempt that may otherwise be viewed as beneficial to shareholders.
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

•
our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for ivacaftor, lumacaftor, VX-661, VX-371 (formerly P-1037), VX-152, VX-440, VX-970, VX-803, VX-984, VX-150, VX-241 and VX-210, as well as the sNDA for KALYDECO for patients with CF two years of age and older who have one of 23 residual function mutations;

•
future interactions with the FDA regarding our sNDA for KALYDECO for patients with CF two years of age and older who have one of 23 residual function mutations that the FDA determined it could not approve in its present form;

•	our expectations regarding planned clinical trials for next-generation correctors based upon pre-clinical data;

•	our ability to successfully market KALYDECO and ORKAMBI or any of our other drug candidates for which we obtain regulatory approval;

•
our expectations regarding the timing and structure of clinical trials of our drugs and drug candidates, including ivacaftor, lumacaftor, VX-661, VX-371 (formerly P-1037), VX-152, VX-440, VX-970, VX-803, VX-984, VX-150, VX-241 and VX-210, and the expected timing of our receipt of data from our ongoing and planned clinical trials;

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
We did not receive any written comments from the Securities and Exchange Commission prior to the date 180 days before the end of the fiscal year ended December 31, 2015 regarding our filings under the Securities Exchange Act of 1934, as amended, that have not been resolved.

ITEM 2.	PROPERTIES
Corporate Headquarters
We lease approximately 1.1 million square feet of office and laboratory space at our corporate headquarters in Boston, Massachusetts in two buildings pursuant to two leases that we entered into in May 2011. The leases commenced in December 2013 and will extend until December 2028. We have an option to extend the term of the leases for an additional ten years. In addition, in connection with our relocation to Boston, we entered into a lease in June 2012 for approximately 100,000 square feet of space in the Boston Marine Industrial Park, in close proximity to our corporate headquarters. We are using this additional space for certain logistical and laboratory operations and manufacturing equipment that will complement the office and laboratory facilities at our corporate headquarters.
Existing Facility in Cambridge, Massachusetts
We currently lease approximately 290,000 square feet of laboratory and office space at our former Kendall Square facility in Cambridge, Massachusetts that will expire in 2018. We have subleased approximately 267,000 square feet of the approximately 290,000 square feet of the Kendall Square facility under subleases, each with terms ending in 2018.
Additional United States and Worldwide Locations
In addition to our facilities in Massachusetts, we lease an aggregate of approximately 275,000 square feet of space. This includes laboratory and office space to support our research and development organizations in San Diego, California, Montreal, Canada, and Milton Park, Abingdon, England and office space in many of the countries in which we sell our products. In addition, in December 2015, we entered into a lease for approximately 170,000 square feet of office and laboratory space in a building to be built in San Diego, California. The lease will commence upon completion of the building, scheduled for the second half of 2017, and will extend for 16 years from the commencement date.

ITEM 3.	LEGAL PROCEEDINGS
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
DOJ Subpoena
In the third quarter of 2015, we received a subpoena from the United States Department of Justice related to our marketed medicines. This subpoena requests documents relating primarily to our Good Laboratory Practices in a bioanalytical laboratory. We are in the process of responding to the subpoena and intend to continue to cooperate.

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
Market Information
Our common stock is traded on The NASDAQ Global Select Market under the symbol “VRTX.” The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported by NASDAQ Stock Market LLC:

Year Ended December 31, 2015:	High	Low
First quarter	$136.33	$103.75
Second quarter	137.50	113.68
Third quarter	143.45	97.45
Fourth quarter	134.71	101.49

Year Ended December 31, 2014:	High	Low
First quarter	$87.77	$67.49
Second quarter	98.80	59.79
Third quarter	116.88	84.41
Fourth quarter	124.35	96.43
Shareholders
As of January 29, 2016, there were 1,666 holders of record of our common stock.
Performance Graph
CUMULATIVE TOTAL RETURN
Based on Initial Investment of $100 on December 31, 2010
with dividends reinvested (fiscal years ended December 31)

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
Issuer Repurchases of Equity Securities
The table set forth below shows all repurchases of securities by us during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
Oct. 1, 2015 to Oct. 31, 2015	56,036	$0.01	—	—
Nov. 1, 2015 to Nov. 30, 2015	53,704	$0.01	—	—
Dec. 1, 2015 to Dec. 31, 2015	21,158	$0.01	—	—
The repurchases were made under the terms of our Amended and Restated 2006 Stock and Option Plan and Amended and Restated 2013 Stock and Option Plan. Under these plans, we award shares of restricted stock to our employees that typically are subject to a lapsing right of repurchase by us. We may exercise this right of repurchase if a restricted stock recipient’s service to us is terminated. If we exercise this right, we are required to repay the purchase price paid by or on behalf of the recipient for the repurchased restricted shares, which typically is the par value per share of $0.01. Repurchased shares are returned and are available for future awards under the terms of our Amended and Restated 2013 Stock and Option Plan.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Product revenues, net
KALYDECO product revenues, net	$631,674	$463,750	$371,285	$171,645	$—
ORKAMBI product revenues, net	350,663	—	—	—	—
INCIVEK product revenues, net	17,987	24,071	466,360	1,161,813	950,889
Total product revenues, net	1,000,324	487,821	837,645	1,333,458	950,889
Royalty revenues	23,959	40,919	156,592	141,498	50,015
Collaborative revenues (1)	8,053	51,675	217,738	52,086	409,722
Total revenues	1,032,336	580,415	1,211,975	1,527,042	1,410,626
Total costs and expenses (2)	1,499,215	1,272,827	1,821,983	1,480,315	1,277,355
(Loss) income from continuing operations attributable to Vertex	(556,334)	(737,643)	(503,622)	32,271	109,797
(Loss) income from discontinued operations attributable to Vertex (3)	—	(912)	58,594	(139,303)	(80,223)
Net (loss) income attributable to Vertex	$(556,334)	$(738,555)	$(445,028)	$(107,032)	$29,574
Diluted (loss) income from continuing operations attributable to Vertex per common share	$(2.31)	$(3.14)	$(2.24)	$0.15	$0.52
Shares used in per diluted share calculations	241,312	235,307	224,906	215,262	208,807

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$1,042,462	$1,387,106	$1,465,076	$1,321,215	$968,922
Total assets	2,498,875	2,334,679	2,319,041	2,759,288	2,204,280
Total current liabilities	506,349	368,254	397,829	432,624	392,348
Long-term debt obligations, excluding current portion (4)	223,969	280,569	—	400,000	400,000
Construction financing lease obligation, excluding current portion (5)	472,611	473,073	440,937	268,031	55,950
Other long-term obligations	202,318	116,600	123,870	424,251	390,470

(1)
In 2013, we recorded $203.4 million of collaborative revenues from Janssen NV, which were primarily attributable to a 2013 amendment to our collaboration agreement with Janssen NV. In 2011, we recognized $318.5 million in milestone revenues from Janssen NV and Mitsubishi Tanabe Pharma Corporation. See Note B, “Collaborative Arrangements.”

(2)
Total costs and expenses included (i) in 2013 and 2012, an aggregate of $10.4 million and $133.2 million, respectively, of write-offs for excess and obsolete inventories, (ii) in 2013 and 2012, total costs and expenses included intangible asset impairment charges of $412.9 million and $105.8 million, respectively and (iii) in 2015, 2014 and 2013, $2.2 million, $50.9 million and $40.5 million, respectively, of restructuring charges. See Note H, “Inventories,” Note J, “Intangible Assets and Goodwill” and Note Q, “Restructuring Expenses.”

(3)
(Loss) income from discontinued operations attributable to Vertex relates to our collaboration with Alios BioPharma, Inc., in 2011 through 2013, which we deconsolidated as of December 31, 2013. See Note B, “Collaborative Arrangements.”

(4)
In 2014, we borrowed $300.0 million in the form of a senior secured term loan that matures in July 2017. In 2013, our convertible senior subordinated notes (due 2015) with an aggregate principal amount of $400.0 million were converted into common stock or redeemed. See Note L, “Long Term Obligations.”

(5)
In 2011, we entered into two leases for our corporate headquarters, which we occupied in December 2013. We are deemed for accounting purposes to be the owner of the buildings. See Note L, “Long Term Obligations.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We are in the business of discovering, developing, manufacturing and commercializing medicines for serious diseases. We use precision medicine approaches with the goal of creating transformative medicines for patients in specialty markets. Our business is focused on developing and commercializing therapies for the treatment of cystic fibrosis, or CF, and advancing our research and development programs in other indications, while maintaining our financial strength. Our two marketed products are ORKAMBI and KALYDECO.
In 2012, we obtained approval for, and initiated commercial sales of, KALYDECO (ivacaftor), and in 2015, we obtained approval for, and initiated commercial sales of ORKABMI (lumacaftor in combination with ivacaftor). KALYDECO net product revenues have been increasing on an annual basis and ORKAMBI net product revenues commenced in the United States in the second half of 2015. Our total net product revenues increased by 105% from $487.8 million in 2014 to $1.0 billion in 2015, primarily due to ORKAMBI net product revenues, which commenced in the third quarter of 2015, and an increase in KALYDECO net product revenues. In the fourth quarter of 2015, our total net product revenues were $406.6 million, including $219.9 million in ORKAMBI net product revenues and $180.7 million in KALYDECO net product revenues. We expect our net income (loss) and total net product revenues in 2016 will be largely dependent on our ORKAMBI net product revenues in the United States.
Cystic Fibrosis
ORKAMBI
ORKAMBI (lumacaftor in combination with ivacaftor) was approved by the United States Food and Drug Administration, or FDA, in July 2015 and by the European Commission in November 2015, for the treatment of patients with CF twelve years of age and older who are homozygous for the F508del mutation in their cystic fibrosis transmembrane conductance regulator, or CFTR, gene. We recognized our first net product revenues from ORKAMBI in the second half of 2015. Our future ORKAMBI net product revenues in the United States will reflect the number of patients for whom treatment with ORKAMBI is initiated, the proportion of initiated patients who remain on treatment, patient compliance with the recommended treatment regimen and the level of rebates, chargebacks, discounts and other adjustments to our ORKAMBI gross product revenues. We believe that there currently are approximately 8,500 patients in the United States who are eligible for treatment with ORKAMBI and that as of December 31, 2015 more than 4,500 patients in the United States had started treatment with ORKAMBI. Following the approval in the European Union in November 2015, we have begun the country-by-country reimbursement approval process. We believe that there are approximately 12,000 patients with CF twelve years of age and older who are homozygous for the F508del mutation in Europe.
We recently completed the first of two Phase 3 clinical trials evaluating ORKAMBI for the treatment of patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. We believe that there are approximately 6,000 patients in the United States and European Union within this patient population.
KALYDECO
KALYDECO (ivacaftor) was approved in 2012 in the United States and European Union as a treatment for patients with CF six years of age and older who have the G551D mutation in their CFTR gene. Since 2012, we have increased the number of patients who are being treated with KALYDECO in the United States and non-U.S. markets by expanding the label for KALYDECO to include patients with CF who have additional mutations in their CFTR gene and to include patients in additional age demographics. We believe that there are approximately 4,000 patients in North America, Europe and Australia who are currently eligible for treatment with KALYDECO.

CF Development Programs
We have multiple development programs in the field of CF, including:

•
VX-661, a corrector compound that we are evaluating in a Phase 3 development program in combination with ivacaftor in multiple CF patient populations who have at least one copy of the F508del mutation in their CFTR gene;

•
VX-371, an investigational epithelial sodium channel, or ENaC, inhibitor, that is being evaluated in a Phase 2 development program and which we exclusively licensed from Parion Sciences, Inc. in 2015; and

•
VX-152 and VX-440, two next-generation CFTR corrector compounds that entered Phase 1 clinical trials in the fourth quarter of 2015 and that we plan to evaluate as part of combination treatment regimens.

Research and Development
We are engaged in a number of other research and mid- and early-stage development programs, including in the areas of oncology, pain and neurology.
Oncology
We are conducting two Phase 1/2 clinical trials of VX-970, a protein kinase inhibitor of ataxia telangiectasia and Rad3-related, or ATR, in combination with commonly used DNA-damaging chemotherapies across a range of solid tumor types, including triple negative breast cancer and non-small cell lung cancer. We also are in Phase 1 development of VX-803, a second ATR inhibitor, alone and in combination with chemotherapy. We recently initiated Phase 1 clinical development of VX-984, a third oncology drug candidate, alone and in combination with pegylated liposomal doxorubicin.
Pain
We are developing VX-150 and VX-241, two drug candidates for the treatment of pain. In the fourth quarter of 2015, we initiated a Phase 2 clinical trial to evaluate VX-150 in patients with symptomatic osteoarthritis of the knee. We expect to begin clinical development of VX-241 in the first half of 2016.
Acute Spinal Cord Injury
We are developing VX-210, a drug candidate for the treatment of acute spinal cord injury, that we exclusively licensed from BioAxone BioSciences, Inc. VX-210 is designed to inhibit a protein known as Rho that blocks neural regeneration after injury. We expect to initiate a Phase 2b/3 clinical trial in the first half of 2016 to evaluate the efficacy and safety of VX-210 in patients with certain acute cervical spinal cord injuries.
Research
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
Reimbursement
Sales of our products depend, to a large degree, on the extent to which our products are covered by third-party payors, such as government health programs, commercial insurance and managed health care organizations. We dedicate substantial management and other resources in order to obtain and maintain appropriate levels of reimbursement for our products from third-party payors, including governmental organizations in the United States and ex-U.S. markets. Following the FDA’s July 2015 approval of ORKAMBI in the United States, we are engaging in discussions with numerous commercial insurers and managed health care organizations, along with government health programs that are typically managed by authorities in the individual states. Following the European Commission’s November 2015 approval of ORKAMBI in Europe, we are working to obtain government reimbursement for ORKAMBI on a country-by-country basis, because in many foreign countries patients are unable to access prescription pharmaceutical products that are not reimbursed by their governments. Consistent with our experience with KALYDECO when it was first approved, we expect reimbursement discussions in ex-U.S. markets may take a significant period of time.

RESULTS OF OPERATIONS

				2015/2014 Comparison		2014/2013 Comparison
				Increase/(Decrease)		Increase/(Decrease)
	2015	2014	2013	$	%	$	%
	(in thousands)			(in thousands, except percentages)
Revenues	$1,032,336	$580,415	$1,211,975	$451,921	78%	$(631,560)	(52)%
Operating costs and expenses	1,499,215	1,272,827	1,821,983	226,388	18%	(549,156)	(30)%
Other items, net	(89,455)	(45,231)	106,386	$44,224	98%	n/a	n/a
Loss from continuing operations attributable to Vertex	(556,334)	(737,643)	(503,622)	(181,309)	(25)%	234,021	46%
(Loss) income from discontinued operations attributable to Vertex	—	(912)	58,594	n/a	n/a	n/a	n/a
Net loss attributable to Vertex	$(556,334)	$(738,555)	$(445,028)	$(182,221)	(25)%	$293,527	66%
Net Loss Attributable to Vertex
Comparison of Net Loss Attributable to Vertex 2015 vs. 2014
Net loss attributable to Vertex was $556.3 million in 2015 as compared to a net loss attributable to Vertex of $738.6 million in 2014. Our revenues increased significantly in 2015 as compared to 2014 primarily due to ORKAMBI net product revenues, which commenced in the third quarter of 2015, and a $167.9 million increase in KALYDECO net product revenues, partially offset by a $43.6 million decrease in our collaborative revenues. Our operating costs and expenses increased in 2015 as compared to 2014 primarily due to increases in research and development expenses, sales, general and administrative expenses and cost of product revenues, partially offset by decreased restructuring expenses and royalty expenses.
Comparison of Net Loss Attributable to Vertex 2014 vs. 2013
Net loss attributable to Vertex was $738.6 million in 2014 as compared to a net loss attributable to Vertex of $445.0 million in 2013. Our revenues decreased in 2014 as compared to 2013 due to a $442.3 million decrease in INCIVEK net product revenues, a $166.1 million decrease in collaborative revenues and a $115.7 million decrease in royalty revenues, partially offset by a $92.5 million increase in KALYDECO net product revenues. Our operating costs and expenses decreased in 2014 as compared to 2013 primarily due to an intangible asset impairment charge related to VX-222 of $412.9 million recorded in 2013 and decreases in cost of product revenues, royalty expenses, research and development expenses and sales, general and administrative expenses. In 2014, the $45.2 million loss reflected in other items, net was primarily due to interest expense associated with the leases for our corporate headquarters. In 2013 the $106.4 million gain reflected in other items, net was primarily due to a benefit from income taxes we recorded related to the VX-222 impairment charge. The income (loss) from discontinued operations in 2014 and 2013 related to a collaboration with Alios that was terminated in 2014.
In 2016, we expect that our net income (loss) will be largely dependent on the level of ORKAMBI net product revenues.
Earnings Per Share
In 2015, 2014 and 2013, net loss attributable to Vertex was $2.31, $3.14 and $1.98, respectively, per diluted share. In 2015, 2014 and 2013, net loss from continuing operations attributable to Vertex was $2.31, $3.14 and $2.24, respectively, per diluted share.
Common Shares Outstanding
Our shares of outstanding common stock increased from 241.8 million shares on December 31, 2014 to 246.3 million shares on December 31, 2015 due to our issuance in 2015 of approximately 4.5 million shares of common stock pursuant to our employee equity programs. Our shares of outstanding common stock increased from 233.8 million shares on December 31, 2013 to 241.8 million shares on December 31, 2014 due to our issuance in 2014 of approximately 8.0 million shares of common stock issued pursuant to our employee equity programs.

Stock-based Compensation
Stock-based compensation expense was $231.0 million, $177.5 million and $126.8 million in 2015, 2014 and 2013, respectively. Our stock-based compensation expense has been increasing due to the increase in our stock price and the associated increase in the grant-date fair value of equity awards.
Revenues

				2015/2014 Comparison		2014/2013 Comparison
				Increase/(Decrease)		Increase/(Decrease)
	2015	2014	2013	$	%	$	%
	(in thousands)			(in thousands, except percentages)
Product revenues, net	$1,000,324	$487,821	$837,645	$512,503	105%	$(349,824)	(42)%
Royalty revenues	23,959	40,919	156,592	(16,960)	(41)%	(115,673)	(74)%
Collaborative revenues	8,053	51,675	217,738	(43,622)	(84)%	(166,063)	(76)%
Total revenues	$1,032,336	$580,415	$1,211,975	$451,921	78%	$(631,560)	(52)%
Product Revenues, Net

	2015	2014	2013
	(in thousands)
KALYDECO	$631,674	$463,750	$371,285
ORKAMBI	350,663	—	—
INCIVEK	17,987	24,071	466,360
Total product revenues, net	$1,000,324	$487,821	$837,645
Our total net product revenues increased by 105% in 2015 as compared to 2014 due to net product revenues from ORKAMBI, which was approved by the FDA in July 2015, and increased KALYDECO net product revenues.
In 2015, KALYDECO net product revenues were $631.7 million, including $266.1 million of net product revenues from ex-U.S. markets, compared to KALYDECO net product revenues of $463.8 million in 2014, including $201.4 million of net product revenues from ex-U.S. markets. In 2013, KALYDECO net product revenues were $371.3 million, including $154.7 million of net product revenues from ex-U.S. markets. The increases were primarily due to additional patients being treated with KALYDECO as we completed reimbursement discussions in various jurisdictions and increased the number of patients eligible to receive KALYDECO through label expansions. We expect KALYDECO net product revenues to increase in 2016 as compared to 2015.
ORKAMBI net product revenues increased from $130.8 million in the third quarter of 2015 to $219.9 million in the fourth quarter of 2015. As of December 31, 2015, more than 4,500 patients, out of the approximately 8,500 eligible patients, had begun treatment with ORKAMBI in the United States. We expect ORKAMBI net product revenues to increase in 2016 as compared to 2015 as we recognize revenues over a full fiscal year. We believe that our ORKAMBI revenues in 2016, will be dependent on:
•the total number of eligible patients in the United States who begin treatment with ORKAMBI;
•the rate at which additional patients initiate treatment in 2016;
•the proportion of initiated patients who remain on treatment; and
•the compliance rate for patients who remain on treatment.
Initially, we expect that our ex-U.S. ORKAMBI net product revenues will be primarily from Germany due to the time it will take to complete the reimbursement discussions in other European countries following ORKAMBI’s European approval in the fourth quarter of 2015.
INCIVEK net product revenues were $18.0 million, $24.1 million and $466.4 million in 2015, 2014 and 2013. We have withdrawn INCIVEK from the market. We may continue to recognize insignificant INCIVEK revenues in 2016 as we adjust our INCIVEK reserves for rebates, chargebacks and discounts.

Royalty Revenues
Our royalty revenues were $24.0 million, $40.9 million and $156.6 million in 2015, 2014 and 2013, respectively. Since the beginning of 2014, our royalty revenues have consisted of (i) revenues related to a cash payment we received in 2008 when we sold our rights to certain HIV royalties and (ii) revenues related to certain third-party royalties payable by our collaborators on sales of HIV drugs and telaprevir that also result in corresponding royalty expenses. In 2013, we received significant royalties from Janssen NV based on INCIVO (telaprevir) net product sales. Our rights to receive royalties on INCIVO sales ended at the beginning of 2014, and Janssen NV currently has a fully-paid license to market INCIVO in its territories, subject to the continued payment of certain third-party royalties.

Collaborative Revenues

	2015	2014	2013
	(in thousands)
Collaborative revenues:
Janssen Inc.	$—	$35,000	$—
Janssen NV	1,946	7,104	203,437
CFFT	—	6,455	14,322
Other (1)	6,107	3,116	(21)
Total collaborative revenues	$8,053	$51,675	$217,738
(1) 2015 includes $2.9 million of revenues related to variable interest entities consolidated for accounting purposes.
Our collaborative revenues have fluctuated significantly on an annual basis and may continue to fluctuate in the future. In 2015, we did not have significant collaborative revenues. In 2014, the majority of our collaborative revenues related to $35.0 million in payments we received from Janssen Inc. related to our outlicense of VX-787. In 2013, we recognized $203.4 million in Janssen NV collaborative revenues, which were primarily attributable to a $152.0 million payment we received pursuant to our amendment to the Janssen NV collaboration agreement. These collaborative revenues also included the acceleration of the remaining deferred revenues related to the up-front payment we received from Janssen NV in 2006.
Operating Costs and Expenses

				2015/2014 Comparison		2014/2013 Comparison
				Increase/(Decrease)		Increase/(Decrease)
	2015	2014	2013	$	%	$	%
	(in thousands)			(in thousands, except percentages)
Cost of product revenues	$117,151	$39,725	$88,979	$77,426	195%	$(49,254)	(55)%
Royalty expenses	7,361	21,262	41,298	(13,901)	(65)%	(20,036)	(49)%
Research and development expenses	995,922	855,506	882,097	140,416	16%	(26,591)	(3)%
Sales, general and administrative expenses	376,575	305,409	356,188	71,166	23%	(50,779)	(14)%
Restructuring expenses	2,206	50,925	40,521	(48,719)	(96)%	10,404	26%
Intangible asset impairment charges	—	—	412,900	n/a	n/a	(412,900)	(100)%
Total costs and expenses	$1,499,215	$1,272,827	$1,821,983	$226,388	18%	$(549,156)	(30)%
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
Our cost of product revenues increased in 2015 as compared to 2014 due primarily to increased net product revenues. Our cost of product revenues decreased in 2014 as compared to 2013 due primarily to decreased net product revenues and the charges incurred in 2013 for excess and obsolete INCIVEK inventories. We expect our cost of product revenues to increase in 2016 as compared to 2015 due to increased net product revenues.

Royalty Expenses
Royalty expenses include third-party royalties payable upon net sales of telaprevir by our collaborators in their territories and expenses related to a subroyalty payable to a third party on net sales of an HIV protease inhibitor sold by GlaxoSmithKline. Royalty expenses do not include royalties we pay to CFFT on sales of KALYDECO and ORKAMBI, which instead are included in cost of product revenues. Royalty expenses in 2015 decreased by $13.9 million, or 65%, as compared to 2014, primarily as a result of decreased INCIVO (telaprevir) sales by our collaborator Janssen NV. Our royalty expenses with respect to telaprevir and the HIV protease inhibitor are offset by corresponding royalty revenues.
Research and Development Expenses

				2015/2014 Comparison		2014/2013 Comparison
				Increase/(Decrease)		Increase/(Decrease)
	2015	2014	2013	$	%	$	%
	(in thousands)			(in thousands, except percentages)
Research expenses	$337,797	$257,483	$233,651	$80,314	31%	$23,832	10%
Development expenses	658,125	598,023	648,446	60,102	10%	(50,423)	(8)%
Total research and development expenses	$995,922	$855,506	$882,097	$140,416	16%	$(26,591)	(3)%
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
Over the past three years, we have incurred $2.7 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible of varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2013, 2014 and 2015, costs related to our CF programs represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. In 2015, we obtained approval for ORKAMBI in the United States and Europe, and began generating revenues from ORKAMBI in the United States in the second half of 2015. We cannot make a meaningful estimate when, if ever, our other clinical development programs will generate revenues and cash flows.

Research Expenses

				2015/2014 Comparison		2014/2013 Comparison
				Increase/(Decrease)		Increase/(Decrease)
	2015	2014	2013	$	%	$	%
	(in thousands)			(in thousands, except percentages)
Research Expenses:
Salary and benefits	$81,752	$82,975	$80,957	$(1,223)	(1)%	$2,018	2%
Stock-based compensation expense	49,744	40,531	27,426	9,213	23%	13,105	48%
Laboratory supplies and other direct expenses	37,058	38,082	35,981	(1,024)	(3)%	2,101	6%
Outsourced services	24,210	17,401	20,169	6,809	39%	(2,768)	(14)%
Collaboration payments	75,000	—	—	75,000	n/a	n/a	n/a
Infrastructure costs	70,033	78,494	69,118	(8,461)	(11)%	9,376	14%
Total research expenses	$337,797	$257,483	$233,651	$80,314	31%	$23,832	10%
Over the past three years we have maintained a substantial investment in research activities resulting in increases in research expenses. Our research expenses in 2015 included a one-time $75.0 million upfront payment we made to CRISPR Therapeutics AG, or CRISPR, in connection with entry into our collaboration in the fourth quarter of 2015. Excluding the upfront payment we made to CRISPR, our research expenses increased by 2% in 2015 as compared to 2014. We expect to continue to invest in our research programs with a focus on identifying drug candidates with the goal of creating transformative medicines.
Development Expenses

				2015/2014 Comparison		2014/2013 Comparison
				Increase/(Decrease)		Increase/(Decrease)
	2015	2014	2013	$	%	$	%
	(in thousands)			(in thousands, except percentages)
Development Expenses:
Salary and benefits	$164,466	$161,718	$167,945	$2,748	2%	$(6,227)	(4)%
Stock-based compensation expense	103,211	76,467	53,757	26,744	35%	22,710	42%
Laboratory supplies and other direct expenses	30,611	34,689	38,526	(4,078)	(12)%	(3,837)	(10)%
Outsourced services	248,506	197,743	238,906	50,763	26%	(41,163)	(17)%
Drug supply costs	9,799	10,026	38,767	(227)	(2)%	(28,741)	(74)%
Infrastructure costs	101,532	117,380	110,545	(15,848)	(14)%	6,835	6%
Total development expenses	$658,125	$598,023	$648,446	$60,102	10%	$(50,423)	(8)%
Our development expenses increased by $60.1 million, or 10%, in 2015 as compared to 2014 and decreased by $50.4 million, or 8%, in 2014 as compared to 2013. The increase in 2015 as compared to 2014 was primarily due to an increase in outsourced services related to ongoing clinical trials, including our Phase 3 development program for VX-661 in combination with ivacaftor and an increase in stock-based compensation expense, partially offset by decreased infrastructure costs and decreased laboratory supplies and other direct expenses. We expect our development expenses to increase in 2016 as compared to 2015 due to activities related to clinical trials, including the Phase 3 clinical development program for VX-661 in combination with ivacaftor.
The decreased development expenses in 2014 as compared to 2013 were principally due to decreased outsourced services expenses and drug supply costs, partially offset by increased stock-based compensation expense. The significant decrease in outsourced services expenses in 2014 was largely attributable to decreased clinical trial expenses resulting from the completion of the TRAFFIC and TRANSPORT clinical trials in the first half of 2014.

Sales, General and Administrative Expenses

				2015/2014 Comparison		2014/2013 Comparison
				Increase/(Decrease)		Increase/(Decrease)
	2015	2014	2013	$	%	$	%
	(in thousands)			(in thousands, except percentages)
Sales, general and administrative expenses	$376,575	$305,409	$356,188	$71,166	23%	$(50,779)	(14)%
Sales, general and administrative expenses increased by 23% in 2015 as compared to 2014, primarily due to increased investment in commercial support for ORKAMBI and KALYDECO and costs incurred to prepare for the launch of ORKAMBI in ex-U.S. markets. Sales, general and administrative expenses decreased by 14% in 2014 as compared to 2013, primarily due to decreased headcount following our October 2013 restructuring activities. We expect sales, general and administrative expenses to increase in 2016 as compared to 2015 due to the continued expansion of our commercial infrastructure to support sales of ORKAMBI.
Restructuring Expense
In 2015, 2014 and 2013, we recorded restructuring expenses of $2.2 million, $50.9 million and $40.5 million, respectively. Our restructuring expenses in 2014 primarily related to the relocation of our corporate headquarters in Massachusetts to Boston from Cambridge. Our restructuring expenses in 2013 primarily related to our October 2013 reduction in headcount. As of December 31, 2015, our accrued restructuring liability related to our lease obligation in Cambridge was $13.9 million. This lease obligation expires on April 30, 2018.
Intangible Asset Impairment Charges
In 2013, we recorded a $412.9 million impairment charge related to VX-222, a non-nucleoside HCV polymerase inhibitor. In connection with this impairment charge, we recorded a credit of $127.6 million in our provision for income taxes, resulting in a net effect on net loss attributable to Vertex related to this impairment charge of $285.3 million in 2013. There were no corresponding intangible asset impairment charges recorded related to continuing operations in 2014 or 2015.
In 2013, we also recorded a $250.6 million impairment charge related to the Alios HCV nucleotide analogue program and a benefit for income taxes of $102.1 million that is included in loss from discontinued operations attributable to noncontrolling interest for 2013.
Other Items, Net
Interest Expense, Net
In 2015, 2014 and 2013, interest expense, net was $84.2 million, $72.9 million and $22.9 million, respectively. The increase in interest expense, net in 2015 as compared to 2014 was primarily due to the interest expense we incurred for the full fiscal year in 2015 on the $300.0 million that we borrowed in mid-2014 pursuant to our credit agreement. The increase in interest expense in 2014 as compared to 2013 was primarily due to interest expense of $60.2 million associated with the leases for our corporate headquarters in Boston, Massachusetts and interest expense of $10.4 million related to the $300.0 million we borrowed in mid-2014.
Other (Expense) Income, Net
In 2015, net other expense was $6.7 million primarily due to foreign exchange losses. In 2014, we recorded net other income of $30.4 million primarily due to a credit of $36.7 million related to a one-time cash payment we received in 2014 from our landlord pursuant to leases for our corporate headquarters in Boston, Massachusetts. In 2013, we recorded net other income of $6.9 million primarily related to foreign exchange gains.
Income Taxes
In 2015, we recorded a provision for income taxes of $30.4 million, principally due to the consolidation of Parion as a VIE into our consolidated financial statements in the second quarter of 2015. In 2014, we recorded a provision for income taxes of $7.0 million, of which approximately $3.9 million was due to the consolidation of BioAxone as a VIE into our consolidated financial statements in the fourth quarter of 2014. In 2013, our benefit from income taxes was $122.4 million.

This benefit from income taxes was primarily due to a benefit of $127.6 million related to our impairment charge for the VX-222 intangible asset.
Discontinued Operations
In 2014, we recorded a loss from discontinued operations attributable to Vertex of $0.9 million.  In 2013, we recorded income from discontinued operations of $58.6 million. Our income (losses) from discontinued operations in these periods related to gains and losses due to the deconsolidation of Alios, an intangible asset impairment charge, a benefit from income taxes related to this charge and changes in the fair value of contingent consideration we estimated Alios would receive under the collaboration agreement. For additional information regarding the Alios collaboration please refer to “Critical Accounting Policies and Estimates - Collaborations; Variable Interest Entities.”
LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2015, we had cash, cash equivalents and marketable securities of approximately $1.04 billion, which represented an increase of $26.0 million from $1.02 billion as of June 30, 2015 and a decrease of $344.6 million from approximately $1.39 billion as of December 31, 2014.
In the second half of 2015, we maintained our cash, cash equivalents and marketable securities balance due to increased cash receipts from product sales together with $97.7 million in cash we received from issuances of common stock pursuant to our employee benefit plans, offset by cash expenditures in the second half of 2015 related to, among other things, research and development expenses, sales, general and administrative expenses and an aggregate of $105.0 million in payments, including an equity investment, in connection with entry into our collaboration agreement with CRISPR in the fourth quarter of 2015.
The decrease in cash, cash equivalents and marketable securities from December 31, 2014 to December 31, 2015 was due to cash expenditures we made during 2015 related to, among other things, research and development expenses and sales, general and administrative expenses, an $80.0 million payment to Parion in connection with entering into our collaboration agreement with Parion and an aggregate of $105.0 million in payments to CRISPR, including an equity investment, in connection with entry into our collaboration agreement with CRISPR, partially offset by cash receipts from product sales and $185.6 million in cash we received from issuances of common stock pursuant to our employee benefit plans. We also incurred $41.6 million in costs for capital expenditures including net cash flows from capital lease financing during 2015.
Our future cash flows will be substantially dependent on product sales of KALYDECO and ORKAMBI.
Sources of Liquidity
We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity. We are receiving cash flows from sales of ORKAMBI in the United States and from sales of KALYDECO in both in the United States and ex-U.S. markets. We expect to begin receiving cash flows from sales of ORKAMBI in Europe beginning in the first half of 2016. Initially, we expect these cash flows will be primarily from Germany due to the time it will take to complete the reimbursement discussions in other European countries.
We borrowed $300.0 million under a credit agreement that we entered into in July 2014 and, subject to certain conditions, we may request up to an additional $200.0 million pursuant to that credit agreement. In recent periods, we also have received significant proceeds from the issuance of common stock under our employee benefit plans, but the amount and timing of future proceeds from employee benefits plans is uncertain. Other possible sources of liquidity include strategic collaborative agreements that include research and/or development funding, commercial debt, public and private offerings of our equity and debt securities, development milestones and royalties on sales of products, software and equipment leases, strategic sales of assets or businesses and financial transactions. Negative covenants in our credit agreement may prohibit or limit our ability to access these sources of liquidity.
Future Capital Requirements
We incur substantial operating expenses to conduct research and development activities and to operate our organization. Under the terms of our credit agreement, we are required to repay the principal amount on the $300.0 million we borrowed in July 2014 in installments of $75 million on each of October 1, 2016, January 1, 2017, April 1, 2017 and July 9, 2017. We also have substantial facility and capital lease obligations, including leases for two buildings in Boston, Massachusetts that continue through 2028. In addition, we have entered into certain collaboration agreements with third parties that include the funding of certain research, development and commercialization efforts with the potential for future milestone and royalty payments by us upon the achievement of pre-established developmental and regulatory targets.
We expect that cash flows from ORKAMBI and KALYDECO, together with our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amount of future revenues generated by ORKAMBI and KALYDECO and the potential introduction of one or more of our other drug candidates to the market, the level of our business development activities and the number, breadth, cost and prospects of our research and development programs.
Financing Strategy
In July 2014, we borrowed $300.0 million pursuant to a credit agreement. In addition, subject to certain conditions, we may request that the lenders loan us up to an additional $200.0 million under the credit agreement. We may raise additional capital through public offerings or private placements of our securities or securing new collaborative agreements or other methods of financing. We will continue to manage our capital structure and will consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. Negative covenants in our credit agreement may prohibit our ability to obtain future financing and there can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.
CONTRACTUAL COMMITMENTS AND OBLIGATIONS
The following table sets forth our commitments and obligations as of December 31, 2015:

	Payments Due by Period
	2016	2017-2018	2019-2020	2021 and later	Total
	(in thousands)
Fan Pier Leases	$67,206	$134,412	$145,178	$607,621	$954,417
Facility leases, excluding Fan Pier Leases	33,906	58,238	40,035	219,483	351,662
Capital lease obligations	18,773	38,394	7,808	209	65,184
Senior secured term loan	92,993	231,036	—	—	324,029
Research, development and drug supply costs	13,277	—	—	—	13,277
Other	5,839	4,201	—	7,305	17,345
Total contractual commitments and obligations	$231,994	$466,281	$193,021	$834,618	$1,725,914
Leases
We lease two buildings that are located at Fan Pier in Boston, Massachusetts. We commenced lease payments on these two buildings in December 2013 and the initial lease periods end in December 2028.
On December 2, 2015, we entered into a lease agreement, pursuant to which we agreed to lease approximately 170,000 square feet of office and laboratory space in a building to be built in San Diego, California. The lease will commence upon completion of the building, scheduled for the second half of 2017 and will extend for 16 years from the commencement date. The future minimum rental payments that we are obligated to pay after taking occupancy are included in “Facility leases, excluding Fan Pier Leases.”
Our future minimum commitments under our Kendall Square lease are included in “Facility leases, excluding Fan Pier Leases.” We have entered into three subleases for a portion of the rentable square footage at the Kendall Square facility to offset our on-going contractual lease obligations. The future minimum committed income from the subleases is $15.5 million for 2016 and $20.7 million total for 2017 and 2018. These amounts are not offset against our obligations set forth in the table above.
The table also reflects leases of equipment, leasehold improvements and software licenses that are accounted for as capital leases.

Senior Secured Term Loan
In July 2014, we entered into a credit agreement that provides for a $300.0 million senior secured term loan. The term loan currently bears interest at 6.2% per annum and will bear interest at a rate of LIBOR plus 5.0% per annum during the third year of the term. We are required to repay principal on the term loan in quarterly installments of $75 million from October 1, 2016 through the maturity date. We include estimates for interest in “Senior secured term loan,” which are equivalent to management’s expectations for the probable outcome of variable interest rates that are dependent on various future events and market interest rates.
Research, Development and Drug Supply Costs
“Research, development and drug supply costs,” does not include certain payments we are obligated to make to clinical research organizations, or CROs, because these contracts are cancelable, at our option, with notice. However, we historically have not cancelled such contracts. As of December 31, 2015, we had accrued $30.6 million related to these contracts for costs incurred for services provided through December 31, 2015, and we have approximately $197.1 million in cancelable future commitments based on existing contracts as of December 31, 2015. These amounts reflect planned expenditures based on existing contracts and do not reflect any future modifications to, or terminations of, existing contracts or anticipated or potential new contracts.
Collaborative Arrangements
We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments by us upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs. Pursuant to our collaboration with BioAxone, BioAxone has the potential to receive up to $90.0 million, including a license continuation fee and development and regulatory milestone payments; and commercial milestone payments as well as royalties on future product sales, if any. Pursuant to our collaboration with Parion, Parion has the potential to receive milestone and royalty payments, including up to $490.0 million in development and regulatory milestone payments for the development of VX-371 (formerly P-1037) and/or VX-551 (formerly P-1055) to treat CF. Pursuant to our collaboration with CRISPR, CRISPR has the potential to receive milestone and royalty payments, including up to $420.0 million in development, regulatory and commercial milestone payments for each of up to six targets pursuant to the collaboration. We also have royalty obligations and a remaining $13.9 million milestone payment to the CFFT that we expect to pay in 2016. Contingent payments under these agreements become due and payable only upon achievement of certain milestones and are not included in the contractual obligations table above.
Tax-related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2015, we did not have any liabilities associated with uncertain tax positions. As of December 31, 2015, we cannot reasonably estimate the amount we expect to pay within the next twelve months in connection with such settlements.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future.

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
We believe that our application of the following accounting policies, each of which requires significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results:

•	revenue recognition;

•	intangible assets;

•	collaborations and variable interest entities;

•	research and development accruals;

•	commercial supplies and inventories;

•	income taxes;

•	leases;

•	restructuring expenses; and

•	stock-based compensation expense.
Our accounting policies, including the ones discussed below, are more fully described in the Notes to our consolidated financial statements, including Note A, “Nature of Business and Accounting Policies,” included in this Annual Report on Form 10-K.
Revenue Recognition
Product Revenues, Net
We generate product revenues from sales in the United States and in international markets. We sell our products principally to a limited number of specialty pharmacy providers and selected regional wholesalers in North America as well as government-owned and supported customers in international markets, collectively, our customers. Our customers in North America subsequently resell our products to patients and health care providers. We contract with government agencies and various private organizations so that our products will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. We recognize net product revenues from sales of our products upon delivery to our customers as long as:

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
We have withdrawn INCIVEK from the market in the United States. At December 31,2015 the Company maintains an accrual of less than $1 million for government rebates for INCIVEK. There typically is no deadline by which government payors must submit claims, and as a result we are continuing to monitor this reserve. Adjustments to this reserve are reflected as either an increase or decrease to net product revenues in the period in which the adjustment is made.
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
In the fourth quarter of 2013, we amended our collaboration agreement with Janssen NV, and were required to make significant estimates regarding (i) the determination of whether or not the agreement was materially modified and (ii) the estimated selling price for the remaining telaprevir development activities. We recognized $182.4 million of collaborative revenues pursuant to the collaboration agreement in the fourth quarter of 2013. This amount was primarily attributable to (i) the new consideration received from Janssen NV, including the $152.0 million fourth quarter 2013 payment and the remaining deferred revenues related to the 2006 up-front payment less (ii) our best estimate of selling price for the remaining telaprevir development activities. As of December 31, 2015, the remaining deferred revenue balance related to Janssen NV was not material.
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
In 2013, we incurred intangible asset impairment charges of $412.9 million and $250.6 million related to continuing operations and discontinued operations, respectively, that related to drug candidates for the treatment of HCV infection. As of December 31, 2015, we had $284.3 million of indefinite-lived intangible assets recorded on our balance sheet related to our VIEs.
Collaborations; Variable Interest Entities
Our collaborations require us to apply accounting policies that involve significant judgments and that have a material effect on our consolidated financial statements. Under applicable accounting guidance, as a result of the relationships established through collaboration agreements, our collaborators may be deemed to be variable interest entities, or VIEs, our licenses may result in a variable interest in collaborators as a whole and our being the primary beneficiary of VIEs. As a result, we are required to consolidate VIEs financial statements into our financial statements for the period during which we have a variable interest in the VIE and are the VIE’s primary beneficiary, and if we later determine that we no longer have a variable interest or are no longer the primary beneficiary, we are required to deconsolidate the VIE. If we determine that we no longer have significant continuing involvement with a VIE, its operations and direct expenses incurred by us are reflected in our discontinued operations presentation.
In addition, each period our net loss (income) is adjusted for gains and losses in the fair value of the contingent milestone payments and royalties payable by us to our VIEs. Determining the fair value of the contingent milestone payments and royalties payable by us to VIEs requires us to make significant estimates regarding the probability and potential timing of achieving each of the milestones pursuant to the agreement, future potential net sales and appropriate discount and tax rates.
We believe that the following effects of the consolidation and deconsolidation of VIEs on our consolidated financial statements are the most significant:

•
Beginning in the second quarter of 2015, we are consolidating all of Parion’s expenses and revenues into our consolidated statements of operations, eliminating all intercompany balances and transactions. As of December 31, 2015, our consolidated balance sheet includes Parion’s balances.

•
Beginning in the fourth quarter of 2014, we are consolidating all of BioAxone’s expenses and revenues into our consolidated statements of operations, eliminating all intercompany balances and transactions. As of December 31, 2015, our consolidated balance sheet includes BioAxone’s balances.

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

•
In 2013, we recorded net loss (income) attributable to the Alios noncontrolling interest. This net loss (income) attributable to the Alios noncontrolling interest is included in loss from discontinued operations for 2013.

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
Commercial Supplies and Inventories
We began capitalizing the costs of our KALYDECO inventories on January 1, 2012 and the costs of our ORKAMBI inventories on July 1, 2014. We capitalize inventories produced in preparation for initiating sales of a drug candidate when the related drug candidate is considered to have a high likelihood of regulatory approval and the related costs are expected to be recoverable through sale of the inventories. In determining whether or not to capitalize such inventories, we evaluate, among other factors, information regarding the drug candidate’s safety and efficacy, the status of regulatory submissions and communications with regulatory authorities and the outlook for commercial sales, including the existence of current or anticipated competitive drugs and the availability of reimbursement. In addition, we evaluate risks associated with manufacturing the drug candidate and the remaining shelf life of the inventories. After we begin capitalizing inventories, we perform an assessment of the recoverability of capitalized inventory during each reporting period, and write down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified.
In 2013, following periodic assessments of the recoverability of our inventories, we recorded within cost of product revenues an aggregate of $10.4 million in charges primarily related to excess and obsolete INCIVEK inventories based on our analysis of our inventory levels in relation to our commercial outlook for INCIVEK. As of December 31, 2015, all of our inventories are related to KALYDECO and ORKAMBI. Periodic assessments of the recoverability of capitalized costs involve significant estimates and judgments on the part of management.
Income Taxes
We maintain a valuation allowance on the majority of our net operating losses and other deferred tax assets because we have an extended history of annual losses. Our U.S. federal net operating loss carryforwards totaled approximately $4.2 billion as of December 31, 2015. On an annual basis, we reassess the valuation allowance for deferred income tax assets. After consideration of all the evidence, both positive and negative, we continue to maintain a valuation allowance on the deferred tax asset as of December 31, 2015 because it is more likely than not that the deferred tax asset will not be realized. In future periods, if we determine that it is more likely than not that the deferred tax asset will be realized, (i) the valuation allowance would be decreased, (ii) a portion or all of the deferred tax asset would be reflected on our consolidated balance sheet and (iii) we would record non-cash benefits in our consolidated statements of operations related to the reflection of the deferred tax asset on our consolidated balance sheet.
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
Upon completion of the construction of the buildings, we evaluated the leases and determined that the leases did not meet the criteria for “sale-leaseback” treatment. Accordingly, we depreciate the asset and incur interest expense related to the financing obligation recorded on our balance sheet. We bifurcate our lease payments pursuant to the leases into (i) a portion that is allocated to the buildings and (ii) a portion that is allocated to the land on which the buildings were constructed. The portion of the lease obligations allocated to the land is treated as an operating lease. In connection with the leases for our corporate headquarters, we incurred $60.2 million in interest expense, $13.3 million in depreciation expense and $6.5 million in operating expense in 2015. In 2016, we expect interest expense, depreciation expense and operating expenses related to the leases for our corporate headquarters to be approximately consistent with that from 2015.
Restructuring Expenses
We have adopted several plans to restructure our facility operations for which we have incurred restructuring expenses in the three years ended December 31, 2015. In particular, in 2014, we recorded $50.9 million in costs associated with exit and disposal activities related to the relocation of our headquarters in Massachusetts from Cambridge to Boston and maintained a liability related to these activities of $6.0 million as of December 31, 2015. Our initial estimate of our liabilities for net ongoing costs associated with these facility obligations are recorded at fair value. In estimating the expenses and liabilities related to these facilities, we utilize probability-weighted discounted cash-flows of our ongoing lease obligations. In estimating the expense and liability under our lease obligations, we estimate (i) the costs to be incurred to satisfy rental and build-out commitments under the lease (including operating costs), (ii) the lead-time necessary to sublease the space, (iii) the projected sublease rental rates and (iv) the anticipated durations of subleases. We use a credit-adjusted risk-free rate to discount the estimated cash flows.
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
Stock-based Compensation Expense
Stock-based compensation expense is determined based on the fair value of the equity award at the grant date, net of estimated forfeitures, and is adjusted each period to reflect actual forfeitures and the outcomes of certain performance conditions. For awards with performance conditions that accelerate vesting of the award, we estimate the likelihood of satisfaction of the performance conditions, which affects the period over which the expense is recognized, and recognize the expense using the accelerated attribution model. For awards with performance conditions in which the award does not vest unless the performance condition is met, we recognize expense only if we estimate that achievement of the performance condition is probable. If we conclude that vesting is probable, we recognize expense from the date that we reach this conclusion through the estimated vesting date. Since 2014, we have provided to employees who have rendered a certain number of years of service and meet certain age requirements, partial or full acceleration of vesting of their equity awards, subject to certain conditions including a notification period, upon a termination of employment other than for cause. If actual forfeitures differ significantly from our estimates, if our estimates regarding the employees who will be eligible for partial or full acceleration of their equity awards, if the likelihood of achievement of a performance conditions changes or if any of our other assumptions or estimates prove incorrect, our stock-based compensation expense, or the period over which our stock-based compensation is recognized, could be materially affected.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note A, “Nature of Business and Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements. There were no new accounting pronouncements adopted during 2015 that had a material effect on our financial statements.

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
We have a foreign currency management program with the objective of reducing the effect of exchange rate fluctuations on our operating results and forecasted revenues and expenses denominated in foreign currencies. The change in fair value of these foreign currency forward contracts included in accumulated other comprehensive loss and the gross fair value of foreign currency forward assets and liabilities included on the consolidated balance sheet as of December 31, 2015 were not material.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(COSO). Based on its assessment, the Company’s management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the Company’s internal control over financial reporting. See Section 4 below.
(3) Changes in Internal Controls. During the quarter ended December 31, 2015, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Vertex Pharmaceuticals Incorporated
We have audited Vertex Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Vertex Pharmaceuticals Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Vertex Pharmaceuticals Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vertex Pharmaceuticals Incorporated as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2015 of Vertex Pharmaceuticals Incorporated and our report dated February 16, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 16, 2016

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III
Portions of our definitive Proxy Statement for the 2016 Annual Meeting of Shareholders, or 2016 Proxy Statement, are incorporated by reference into this Part III of our Annual Report on Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors required by this Item 10 will be included in our 2016 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Election of Directors,” “Corporate Governance and Risk Management,” “Shareholder Proposals for the 2016 Annual Meeting and Nominations for Director,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct.” The information regarding executive officers required by this Item 10 as well as certain information regarding our directors is included in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the 2016 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation and Equity Tables,” “Director Compensation,” “Management Development and Compensation Committee Report” and/or “Corporate Governance and Risk Management.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in the 2016 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in the 2016 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “ Election of Directors,” “Corporate Governance and Risk Management,” “Approval of Related Person Transactions” and “Transactions with Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the 2016 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

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
(a)(3) Exhibits.
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Filed with this report	Incorporated by Reference herein from—Form or Schedule	Filing Date/ Period Covered	SEC File/ Reg. Number
3.1	Restated Articles of Organization of Vertex Pharmaceuticals Incorporated, as amended.		10-Q (Exhibit 3.1)	August 4, 2015	000-19319
3.2	By-laws of Vertex Pharmaceuticals Incorporated, as amended and restated as of February 5, 2014.		8-K (Exhibit 3.1)	February 5, 2014	000-19319
4.1	Specimen stock certificate.		S-1 (Exhibit 4.1)	July 18, 1991	33-40966
Collaboration Agreements
10.1	Research, Development and Commercialization Agreement, dated as of May 24, 2004, between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated.†		10-Q/A (Exhibit 10.2)	August 19, 2011	000-19319
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
			10-Q (Exhibit 10.3)	August 9, 2011	000-19319
10.5	Strategic Collaboration and License Agreement, dated as of June 4, 2015, by and among Parion Sciences, Inc., Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited.†		10-Q (Exhibit 10.2)	August 4, 2015	000-19319
10.6
Strategic Collaboration, Option and License Agreement, dated October 26, 2015, by and among CRISPR Therapeutics AG, CRISPR Therapeutics Limited, CRISPR Therapeutics, Inc., Tracr Hematology Ltd., Vertex Pharmaceuticals Incorporated and Vertex Pharmaceuticals (Europe) Limited.†
X
Leases
10.7	Lease, dated May 5, 2011, between Fifty Northern Avenue LLC and Vertex Pharmaceuticals Incorporated.†		10-Q (Exhibit 10.4)	August 9, 2011	000-19319

Exhibit Number	Exhibit Description	Filed with this report	Incorporated by Reference herein from—Form or Schedule	Filing Date/ Period Covered	SEC File/ Reg. Number
10.8	Lease, dated May 5, 2011, between Eleven Fan Pier Boulevard LLC and Vertex Pharmaceuticals Incorporated.†		10-Q (Exhibit 10.5)	August 9, 2011	000-19319
10.9	Lease, dated as of January 18, 2001, between Kendall Square, LLC and Vertex Pharmaceuticals Incorporated.†		10-K (Exhibit 10.16)	March 26, 2001	000-19319
10.10	Lease, dated December 2, 2015, between ARE-SD Region No. 23, LLC and Vertex Pharmaceuticals Incorporated.	X
Financing Agreements
10.11	Credit Agreement, dated as of July 9, 2014, among Vertex Pharmaceuticals Incorporated, Macquarie US Trading LLC and the other lenders party thereto.		10-Q (Exhibit 10.2)	July 31, 2014	000-19319
10.12	2015 Amendments to Credit Agreement, dated as of July 9, 2014, among Vertex Pharmaceuticals Incorporated, Macquarie US Trading LLC and the other lenders party thereto.		10-Q (Exhibit 10.1)	October 30, 2015	000-19319
Equity Plans
10.13	1996 Stock and Option Plan, as amended and restated as of March 14, 2005.*		10-K (Exhibit 10.3)	March 16, 2005	000-19319
10.14	Form of Stock Option Grant under 1996 Stock and Option Plan.*		8-K (Exhibit 10.1)	February 9, 2005	000-19319
10.15	Amended and Restated 2006 Stock and Option Plan.*		10-Q (Exhibit 10.3)	August 8, 2012	000-19319
10.16	Form of Stock Option Agreement under Amended and Restated 2006 Stock and Option Plan (granted prior to July 30, 2013).*		8-K (Exhibit 10.2)	May 15, 2006	000-19319
10.17	Form of Restricted Stock Agreement under Amended and Restated 2006 Stock and Option Plan (granted prior to July 30, 2013).*		8-K (Exhibit 10.3)	May 15, 2006	000-19319
10.18	Form of Restricted Stock Agreement (Performance Accelerated Restricted Stock) under Amended and Restated 2006 Stock and Option Plan (granted prior to July 30, 2013).*		8-K (Exhibit 10.4)	May 15, 2006	000-19319
10.19	Form of Stock Option Agreement under Amended and Restated 2006 Stock and Option Plan (granted on or after July 30, 2013).*		10-K (Exhibit 10.20)	February 13, 2015	000-19319
10.20	Form of Restricted Stock Agreement under Amended and Restated 2006 Stock and Option Plan (granted on or after July 30, 2013).*		10-K (Exhibit 10.21)	February 13, 2015	000-19319
10.21	Form of Restricted Stock Unit Agreement under Amended and Restated 2006 Stock and Option Plan (granted on or after July 30, 2013).*		10-K (Exhibit 10.22)	February 13, 2015	000-19319
10.22	Amended and Restated 2013 Stock and Option Plan.*		DEF 14A (Appendix A)	April 30, 2015	000-19319
10.23	Form of Non-Qualified Stock Option Agreement under 2013 Stock and Option Plan.*		10-K (Exhibit 10.17)	February 13, 2015	000-19319
10.24	Form of Restricted Stock Agreement under 2013 Stock and Option Plan.*		10-K (Exhibit 10.18)	February 13, 2015	000-19319
10.25	Form of Restricted Stock Unit Agreement under 2013 Stock and Option Plan (U.S.).*	X
10.26	Form of Restricted Stock Unit Agreement under 2013 Stock and Option Plan (International).*		10-K (Exhibit 10.19)	February 13, 2015	000-19319
10.27	Non-Employee Director Deferred Compensation Plan.*	X
10.28	Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan, as amended and restated.*		10-Q (Exhibit 10.4)	August 8, 2012	000-19319
Agreements with Executive Officers and Directors
10.29	Agreement between Jeffrey M. Leiden and Vertex, dated December 14, 2011.*		10-K (Exhibit 10.34)	February 22, 2012	000-19319
10.30	First Amendment to Employment Agreement, dated December 10, 2014, by and between Vertex Pharmaceuticals Incorporated and Jeffrey M. Leiden.*		8-K (Exhibit 10.1)	December 15, 2014	000-19319
10.31	Employee Non-disclosure, Non-competition and Inventions Agreement between Jeffrey M. Leiden and Vertex, dated December 14, 2011.*		10-K (Exhibit 10.35)	February 22, 2012	000-19319
10.32	Employment Agreement, dated as of August 27, 2012, between Vertex Pharmaceuticals Incorporated and Stuart Arbuckle.*		10-Q (Exhibit 10.1)	November 6, 2012	000-19319
10.33	Change of Control Agreement, dated as of August 27, 2012, between Vertex Pharmaceuticals Incorporated and Stuart Arbuckle.*		10-Q (Exhibit 10.2)	November 6, 2012	000-19319

Exhibit Number	Exhibit Description	Filed with this report	Incorporated by Reference herein from—Form or Schedule	Filing Date/ Period Covered	SEC File/ Reg. Number
10.34	Employment Agreement, dated as of December 12, 2014, between Vertex Pharmaceuticals Incorporated and David Altshuler.*	X
10.35	Change of Control Agreement, dated as of December 12, 2014, between Vertex Pharmaceuticals Incorporated and David Altshuler.*	X
10.36	Amended and Restated Employment Agreement, dated as of November 8, 2004, between Vertex Pharmaceuticals Incorporated and Ian F. Smith.*		10-Q (Exhibit 10.13)	November 9, 2004	000-19319
10.37	Amendment No. 1 to Amended and Restated Employment Agreement between Ian F. Smith and Vertex Pharmaceuticals Incorporated, dated December 29, 2008.*		10-K (Exhibit 10.66)	February 17, 2009	000-19319
10.38	Employment Agreement, dated as of December 2, 2013, between Vertex Pharmaceuticals Incorporated and Jeffrey Chodakewicz.*		10-Q (Exhibit 10.1)	March 31, 2015	000-19319
10.39	Change of Control Agreement, dated as of December 2, 2013, between Vertex Pharmaceuticals Incorporated and Jeffrey Chodakewicz.*		10-Q (Exhibit 10.2)	March 31, 2015	000-19319
10.4	Form of Employee Non-Disclosure and Inventions Agreement.*		S-1 (Exhibit 10.4)	May 30, 1991	33-40966
10.41	Vertex Employee Compensation Plan.*	X
10.42	Vertex Pharmaceuticals Non-Employee Board Compensation.*	X
Subsidiaries
21.1	Subsidiaries of Vertex Pharmaceuticals Incorporated.	X
Consent
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	X
Certifications
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X
*    Management contract, compensatory plan or agreement.

†	Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

February 16, 2016	By:	/s/ Jeffrey M. Leiden
Jeffrey M. Leiden Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey M. Leiden	Chair of the Board, President and Chief Executive Officer (Principal Executive Officer)
Jeffrey M. Leiden		February 16, 2016

/s/ Ian F. Smith	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Ian F. Smith		February 16, 2016

/s/ Paul M. Silva	Senior Vice President and Corporate Controller (Principal Accounting Officer)
Paul M. Silva		February 16, 2016

/s/ Sangeeta N. Bhatia	Director
Sangeeta N. Bhatia		February 16, 2016

/s/ Joshua S. Boger	Director
Joshua S. Boger		February 16, 2016

/s/ Terrence C. Kearney	Director
Terrence C. Kearney		February 16, 2016

/s/ Yuchun Lee	Director
Yuchun Lee		February 16, 2016

/s/ Margaret G. McGlynn	Director
Margaret G. McGlynn		February 16, 2016

/s/ Bruce I. Sachs	Director
Bruce I. Sachs		February 16, 2016

/s/ Elaine S. Ullian	Director
Elaine S. Ullian		February 16, 2016

/s/ William D. Young	Director
William D. Young		February 16, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Vertex Pharmaceuticals Incorporated
We have audited the accompanying consolidated balance sheets of Vertex Pharmaceuticals Incorporated as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vertex Pharmaceuticals Incorporated at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vertex Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 16, 2016

VERTEX PHARMACEUTICALS INCORPORATED Consolidated Statements of Operations (in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product revenues, net	$1,000,324	$487,821	$837,645
Royalty revenues	23,959	40,919	156,592
Collaborative revenues	8,053	51,675	217,738
Total revenues	1,032,336	580,415	1,211,975
Costs and expenses:
Cost of product revenues	117,151	39,725	88,979
Royalty expenses	7,361	21,262	41,298
Research and development expenses	995,922	855,506	882,097
Sales, general and administrative expenses	376,575	305,409	356,188
Restructuring expenses	2,206	50,925	40,521
Intangible asset impairment charges	—	—	412,900
Total costs and expenses	1,499,215	1,272,827	1,821,983
Loss from operations	(466,879)	(692,412)	(610,008)
Interest expense, net	(84,206)	(72,863)	(22,926)
Other (expense) income, net	(6,715)	30,400	6,890
Loss from continuing operations before provision for (benefit from) income taxes	(557,800)	(734,875)	(626,044)
Provision for (benefit from) income taxes	30,381	6,958	(122,422)
Loss from continuing operations	(588,181)	(741,833)	(503,622)
Loss from discontinued operations, net of tax benefit of $0, $0 and $(166,145), respectively	—	(912)	(183,928)
Net loss	(588,181)	(742,745)	(687,550)
Loss from discontinued operations attributable to noncontrolling interest	—	—	242,522
Loss attributable to noncontrolling interest	31,847	4,190	—
Net loss attributable to Vertex	$(556,334)	$(738,555)	$(445,028)

Amounts attributable to Vertex:
Loss from continuing operations	$(556,334)	$(737,643)	$(503,622)
(Loss) income from discontinued operations	—	(912)	58,594
Net loss attributable to Vertex	$(556,334)	$(738,555)	$(445,028)

Amounts per share attributable to Vertex common shareholders:
Net loss from continuing operations:
Basic	$(2.31)	$(3.14)	$(2.24)
Diluted	$(2.31)	$(3.14)	$(2.24)
Net (loss) income from discontinued operations:
Basic	$—	$—	$0.26
Diluted	$—	$—	$0.26
Net loss:
Basic	$(2.31)	$(3.14)	$(1.98)
Diluted	$(2.31)	$(3.14)	$(1.98)
Shares used in per share calculations:
Basic	241,312	235,307	224,906
Diluted	241,312	235,307	224,906
The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Consolidated Statements of Comprehensive Income (Loss) (in thousands)

	Year ended December 31,
	2015	2014	2013
Net loss	$(588,181)	$(742,745)	$(687,550)
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities	249	(165)	(154)
Unrealized gains (losses) on foreign currency forward contracts, net of tax	1,767	2,034	(23)
Foreign currency translation adjustment	(1,109)	(646)	421
Total changes in other comprehensive income (loss)	907	1,223	244
Comprehensive loss	(587,274)	(741,522)	(687,306)
Comprehensive loss attributable to noncontrolling interest	31,847	4,190	—
Comprehensive loss attributable to Vertex	$(555,427)	$(737,332)	$(687,306)
The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Consolidated Balance Sheets (in thousands, except share and per share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$714,768	$625,259
Marketable securities, available-for-sale	327,694	761,847
Restricted cash and cash equivalents (VIE)	78,910	8,418
Accounts receivable, net	177,639	75,964
Inventories	57,207	30,848
Prepaid expenses and other current assets	50,935	44,175
Total current assets	1,407,153	1,546,511
Property and equipment, net	697,715	715,812
Intangible assets	284,340	29,000
Goodwill	50,384	39,915
Note receivable	30,000	—
Restricted cash	22,083	176
Other assets	7,200	3,265
Total assets	$2,498,875	$2,334,679
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$74,942	$71,194
Accrued expenses	305,820	209,676
Deferred revenues, current portion	16,296	17,468
Accrued restructuring expense, current portion	7,894	33,107
Capital lease obligations, current portion	15,545	17,806
Senior secured term loan, current portion	71,478	14,206
Other liabilities, current portion	14,374	4,797
Total current liabilities	506,349	368,254
Deferred revenues, excluding current portion	9,714	27,808
Accrued restructuring expense, excluding current portion	7,464	12,748
Capital lease obligations, excluding current portion	42,923	39,293
Deferred tax liability	110,439	15,044
Construction financing lease obligation, excluding current portion	472,611	473,073
Senior secured term loan, excluding current portion	223,969	280,569
Other liabilities, excluding current portion	31,778	21,707
Total liabilities	1,405,247	1,238,496
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value; 500,000,000 and 300,000,000 shares authorized at December 31, 2015 and 2014, respectively; 246,306,818 and 241,764,398 shares issued and outstanding at December 31, 2015 and 2014, respectively	2,427	2,385
Additional paid-in capital	6,197,500	5,777,154
Accumulated other comprehensive income	1,824	917
Accumulated deficit	(5,261,784)	(4,705,450)
Total Vertex shareholders’ equity	939,967	1,075,006
Noncontrolling interest	153,661	21,177
Total shareholders’ equity	1,093,628	1,096,183
Total liabilities and shareholders’ equity	$2,498,875	$2,334,679
The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest (in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity	Redeemable Noncontrolling Interest
	Shares	Amount
Balance, December 31, 2012	217,287	$2,149	$4,519,448	$(550)	$(3,521,867)	$999,180	$196,672	$1,195,852	$38,530
Other comprehensive income, net of tax				244		244		244
Net (loss) income					(445,028)	(445,028)	(242,522)	(687,550)
Issuance of common stock under benefit plans	8,226	88	271,713			271,801	(63)	271,738
Convertible senior subordinated notes (due 2015) conversion	8,276	83	402,182			402,265		402,265
Stock-based compensation expense			127,883			127,883	468	128,351
Restructuring expense related to benefit plans			1,312			1,312		1,312
Tax benefit from equity compensation			(1,252)			(1,252)		(1,252)
Noncontrolling interest upon deconsolidation						—	45,445	45,445	(38,530)
Balance, December 31, 2013	233,789	$2,320	$5,321,286	$(306)	$(3,966,895)	$1,356,405	$—	$1,356,405	$—
Other comprehensive income, net of tax				1,223		1,223		1,223
Net loss					(738,555)	(738,555)	(4,190)	(742,745)
Issuance of common stock under benefit plans	7,975	65	274,743			274,808		274,808
Stock-based compensation expense			178,965			178,965		178,965
Tax benefit from equity compensation			2,160			2,160		2,160
Noncontrolling interest upon consolidation						—	25,367	25,367
Balance, December 31, 2014	241,764	$2,385	$5,777,154	$917	$(4,705,450)	$1,075,006	$21,177	$1,096,183	$—
Other comprehensive income, net of tax				907		907		907
Net loss					(556,334)	(556,334)	(31,847)	(588,181)
Issuance of common stock under benefit plans	4,543	42	185,234			185,276	14	185,290
Stock-based compensation expense			235,112			235,112		235,112
Noncontrolling interest upon consolidation							164,317	164,317
Balance, December 31, 2015	246,307	$2,427	$6,197,500	$1,824	$(5,261,784)	$939,967	$153,661	$1,093,628	$—
The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(588,181)	$(742,745)	$(687,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	231,025	177,542	127,303
Depreciation and amortization expense	62,343	63,257	48,365
Deferred income taxes	3,283	281	(285,053)
Impairment of property and equipment	2,516	1,689	7,594
Excess tax benefit from share-based payment arrangements	—	(2,160)	1,252
Intangible asset impairment charges	—	—	663,500
Deconsolidation of variable interest entity	—	—	55,110
Write-downs of inventories to net realizable value	—	—	10,358
Other non-cash based compensation expense	—	—	5,860
Other non-cash items, net	9,532	—	6,742
Changes in operating assets and liabilities, excluding the effects of the acquisition and deconsolidation of variable interest entities:
Accounts receivable, net	(104,847)	7,428	53,363
Inventories	(23,146)	(16,469)	7,142
Prepaid expenses and other assets	(9,260)	(15,771)	(12,061)
Accounts payable	(1,709)	25,048	(49,234)
Accrued expenses and other liabilities	102,746	(63,183)	34,629
Accrued restructuring expense	(30,492)	17,502	5,025
Deferred revenues	(19,242)	(25,531)	(53,011)
Net cash used in operating activities	(365,432)	(573,112)	(60,666)
Cash flows from investing activities:
Maturities of marketable securities	1,067,443	1,557,938	2,348,295
Purchases of marketable securities	(633,041)	(1,424,172)	(2,412,418)
Payment for acquisition of variable interest entity	(80,000)	(10,000)	—
Expenditures for property and equipment	(45,302)	(51,201)	(51,393)
Investment in note receivable	(30,000)	—	—
(Increase) decrease in restricted cash and cash equivalents	(21,981)	—	31,804
Decrease in restricted cash and cash equivalents (VIE)	11,685	1,638	27,884
Decrease (increase) in other assets	52	(244)	1,698
Payments returned related to construction financing lease obligation	—	8,050	—
Payments on construction costs	—	—	(58,431)
Net cash provided by (used in) investing activities	268,856	82,009	(112,561)
Cash flows from financing activities:
Issuances of common stock under benefit plans	185,592	274,615	265,878
Payments on construction financing lease obligation	(381)	(336)	—
Proceeds from lease financing	23,662	—	—
Payments on capital lease financing	(19,954)	(21,443)	(16,057)
Proceeds from senior secured term loan	—	294,243	—
Excess tax benefit from share-based payment arrangements	—	2,160	(1,252)
Payments to redeem secured notes	—	—	(158)
Net cash provided by financing activities	188,919	549,239	248,411
Effect of changes in exchange rates on cash	(2,834)	(2,176)	4,708
Net increase in cash and cash equivalents	89,509	55,960	79,892
Cash and cash equivalents—beginning of period	625,259	569,299	489,407
Cash and cash equivalents—end of period	$714,768	$625,259	$569,299
Supplemental disclosure of cash flow information:
Cash paid for interest	$85,613	$68,963	$13,458
Cash paid for income taxes	$1,806	$1,210	$2,840
Non-cash investing and financing activities:
Conversion of convertible senior subordinated notes (due 2015) for common stock	$—	$—	$399,842
Unamortized deferred debt issuance costs exchanged	$—	$—	$4,230
Capitalization of costs related to construction financing lease obligation	$—	$25,564	$215,013
Assets acquired under capital lease obligations	$—	$9,188	$50,972
Issuances of common stock exercises from employee benefit plans receivable	$361	$637	$—
The Company has reclassified certain amounts in the years ended December 31, 2014 and 2013 between operating, investing, and financing to correct improper classifications.
The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements

A.	Nature of Business and Accounting Policies
Business
Vertex Pharmaceuticals Incorporated (“Vertex” or the “Company”) is in the business of discovering, developing, manufacturing and commercializing medicines for serious diseases. The Company uses precision medicine approaches with the goal of creating transformative medicines for patients in specialty markets. The Company is focused on developing and commercializing therapies for the treatment of cystic fibrosis (“CF”) and advancing its research and development programs. The Company has marketed KALYDECO (ivacaftor) since it was approved in 2012 for the treatment of certain patients with CF. The Company began marketing ORKAMBI (lumacaftor in combination with ivacaftor) in the United States in 2015. In November 2015, the European Commission approved ORKAMBI, and the Company is seeking country-by-country reimbursement for ORKAMBI in Europe.
The Company’s net loss attributable to Vertex for 2015 was $556.3 million, or $2.31 per share. As of December 31, 2015, the Company had cash, cash equivalents and marketable securities of $1.04 billion. The Company expects that cash flows from the sales of its products, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.
Vertex is subject to risks common to companies in its industry including, but not limited to, the dependence on revenues from ORKAMBI and KALYDECO, competition, uncertainty about clinical trial outcomes and regulatory approvals, uncertainties relating to pharmaceutical pricing and reimbursement, rapid technological change, uncertain protection of proprietary technology, the need to comply with government regulations, share price volatility, dependence on collaborative relationships and potential product liability.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates in these consolidated financial statements have been made in connection with the calculation of revenues, inventories, research and development expenses, stock-based compensation expense, restructuring expense, the fair value of intangible assets, goodwill, contingent consideration, noncontrolling interest, the consolidation of VIEs and deconsolidation of a VIE, leases, the fair value of cash flow hedges and the provision for or benefit from income taxes. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections, that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

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
Rebates, Chargebacks and Discounts: The Company contracts with government agencies and various private organizations (collectively, its “Third-party Payors”) so that products will be eligible for purchase by, or partial or full reimbursement from, such Third-party Payors. The Company estimates the rebates, chargebacks and discounts it will provide to Third-party Payors and deducts these estimated amounts from its gross product revenues at the time the revenues are recognized. For each product, the Company estimates the aggregate rebates, chargebacks and discounts that it will provide to Third-party Payors based upon (i) the Company’s contracts with these Third-party Payors, (ii) the government-mandated discounts applicable to government-funded programs, (iii) information obtained from the Company’s Customers and other third-party data regarding the payor mix for such product and (iv) historical experience.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The following table summarizes activity in each of the product revenue allowance and reserve categories for the three years ended December 31, 2015:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
2015
Beginning Balance	$1,463	$29,102	$4,713	$745	$36,023
Provision related to current period sales	10,890	65,781	779	3,755	81,205
Adjustments related to prior period sales	(214)	(19,410)	(993)	(235)	(20,852)
Credits/payments made	(10,050)	(30,804)	(3,271)	(2,955)	(47,080)
Ending Balance	$2,089	$44,669	$1,228	$1,310	$49,296

2014
Beginning Balance	$1,535	$68,244	$15,799	$1,555	$87,133
Provision related to current period sales	8,468	35,713	2,478	1,347	48,006
Adjustments related to prior period sales	(43)	329	3,056	(72)	3,270
Credits/payments made	(8,497)	(75,184)	(16,620)	(2,085)	(102,386)
Ending Balance	$1,463	$29,102	$4,713	$745	$36,023

2013
Beginning Balance	$5,416	$63,560	$2,852	$3,565	$75,393
Provision related to current period sales	31,395	204,459	5,795	9,295	250,944
Adjustments related to prior period sales	343	4,474	15,149	(228)	19,738
Credits/payments made	(35,619)	(204,249)	(7,997)	(11,077)	(258,942)
Ending Balance	$1,535	$68,244	$15,799	$1,555	$87,133
The Company adjusts its estimated rebates, chargebacks and discounts based on new information, including information regarding actual rebates, chargebacks and discounts for its products, as it becomes available. Claims by third-party payors for rebates, chargebacks and discounts frequently are submitted to the Company significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. In each of the periods presented, the Company’s adjustments relating to prior period sales principally related to the Company’s estimates for INCIVEK. During the fourth quarter of 2014, the Company withdrew INCIVEK from the market in the United States. At December 31, 2015 the Company maintains an accrual of less than $1 million for government rebates for INCIVEK.
Royalty Revenues
The Company’s royalty revenues on commercial sales of INCIVO (telaprevir) by Janssen NV were based on net sales of licensed products in licensed territories as provided by Janssen NV. The Company recognizes royalty revenues in the period the sales occur.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

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
Up-front License Fees: If the license to the Company’s intellectual property was determined to have stand-alone value from the other deliverables identified in the arrangement, the Company recognized revenues from nonrefundable, up-front license fees upon delivery. If these licenses did not have stand-alone value, the Company recognized revenues from nonrefundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance. The Company evaluates the period of performance each reporting period and adjusts the period of performance on a prospective basis if there are changes to be made.
Milestone Payments: At the inception of each agreement that included research and development milestone payments, the Company evaluated whether each milestone was substantive. The Company recognized revenues related to substantive milestones in full in the period in which the substantive milestone is achieved if payment is reasonably assured. If a milestone is not considered substantive, the Company recognized the applicable milestone payment over the period of performance.
Research and Development Activities/Manufacturing Services: If the Company was entitled to reimbursement from its collaborators for specified research and development expenses and/or was entitled to payments for specified manufacturing services that the Company provided through its third-party manufacturing network, the Company determines whether the research and development funding would result in collaborative revenues or an offset to research and development expenses in accordance with the provisions of gross or net revenue presentation.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of money market funds and marketable securities. The Company places these investments with highly rated financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution. These amounts at times may exceed

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

federally insured limits. The Company also maintains a foreign currency hedging program that includes foreign currency forward contracts with several counterparties. The Company has not experienced any credit losses related to these financial instruments and does not believe it is exposed to any significant credit risk related to these instruments.
The Company also is subject to credit risk from its accounts receivable related to its product sales and collaborators. The Company evaluates the creditworthiness of each of its customers and has determined that all of its material customers are creditworthy. To date, the Company has not experienced significant losses with respect to the collection of its accounts receivable. The Company’s receivables from Greece, Italy and Spain were not material at December 31, 2015, and the Company had no receivables from Portugal in 2015. The Company believes that its allowance for doubtful accounts was adequate at December 31, 2015. Please refer to Note T, “Segment Information,” for further information.
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
Stock-based Compensation Expense
The Company expenses the fair value of employee stock options and other forms of stock-based employee compensation over the associated employee service period on a straight-line basis. Stock-based compensation expense is determined based on the fair value of the award at the grant date, net of estimated forfeitures, and is adjusted each period to reflect actual forfeitures and the outcomes of certain performance conditions.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

For awards with performance conditions that accelerate vesting of the award, the Company estimates the likelihood of satisfaction of the performance conditions, which affects the period over which the expense is recognized, and recognizes the expense using the accelerated attribution model. For awards with performance conditions in which the award does not vest unless the performance condition is met, the Company recognizes expense only if the Company estimates that achievement of the performance condition is probable. If the Company concludes that vesting is probable, it recognizes expense from the date it reaches this conclusion through the estimated vesting date.
Effective for equity awards granted on or after February 5, 2014, the Company provides to employees who have rendered a certain number of years’ to the Company and meet certain age requirements, partial or full acceleration of vesting of these equity awards, subject to certain conditions including a notification period, upon a termination of employment other than for cause. Less than 5% of the Company’s employees were eligible for partial or full acceleration of any of their equity awards as of December 31, 2015. The Company recognizes stock-based compensation expense related to these awards over a service period reflecting qualified employees eligibility for partial or full acceleration of vesting.
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
Advertising Expenses
The Company expenses the costs of advertising, including promotional expenses, as incurred. Advertising expenses, recorded in sales, general and administrative expenses, were $24.5 million, $16.2 million and $19.6 million in 2015, 2014 and 2013, respectively.
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
Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is recorded using the straight-line method over the estimated useful life of the related asset, generally seven to ten years for furniture and equipment, three to five years for computers and software, 40 years for buildings and for leasehold improvements, the shorter of the useful life of the

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

improvements or the estimated remaining life of the associated lease. Amortization expense of assets acquired under capital leases is included in depreciation expense. Maintenance and repairs to an asset that do not improve or extend its life are charged to operations. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the Company’s consolidated statements of operations. The Company performs an assessment of the fair value of the assets if indicators of impairment are identified during a reporting period and records the assets at the lower of the net book value or the fair value of the assets.
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
The Company records certain construction costs incurred by a landlord as an asset and a corresponding financing obligation on the Company’s consolidated balance sheets when the Company is determined to be the owner of the buildings during construction for accounting purposes. Upon completion of the project, the Company performs a sale-leaseback analysis to determine if the Company can remove the assets from its consolidated balance sheet.
Capital Leases
The assets and liabilities associated with capital lease agreements are recorded at the present value of the minimum lease payments at the inception of the lease agreement. The assets are depreciated using the straight-line method over the shorter of the useful life of the related asset or the remaining life of the associated lease. Amortization of assets that the Company leases pursuant to a capital lease is included in depreciation expense. The Company performs an assessment of the fair value of the assets if indicators of impairment are identified during a reporting period and records the assets at the lower of the net book value or the fair value of the assets. Assets recorded under capital leases are recorded within “Property and equipment, net” and liabilities related to those assets are recorded within “Capital lease obligations, current portion” and “Capital lease obligations, excluding current portion” on the Company’s consolidated balance sheets.
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
Assets recorded as a result of consolidating VIEs’ financial condition into the Company’s consolidated balance sheet do not represent additional assets that could be used to satisfy claims against the Company’s general assets. The Company records the cash and cash equivalents of consolidated VIEs as restricted cash because the Company does not have control over the VIEs’ cash and cash equivalents. The Company also has recorded the liabilities of its consolidated VIEs for which creditors do not have recourse to the Company’s general assets outside of the VIE.
Business Combinations
The Company assigns the value of consideration, including contingent consideration, transferred in business combinations to the appropriate accounts on the Company’s consolidated balance sheet based on their fair value as of the effective date of the transaction. If a collaboration has been treated as a business combination and there are contingent payments, changes in the fair value of the contingent payments pursuant to collaborations accounted for as business combinations result in an increase or decrease in net income attributable to Vertex (or an increase or decrease in net loss attributable to Vertex) on a dollar-for-dollar basis. Transaction costs and any restructuring costs associated with these transactions are expensed as incurred.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

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
The Company assesses whether a deconsolidation is required to be presented as discontinued operations in its consolidated financial statements on the deconsolidation date. This assessment is based on whether or not the deconsolidation represents a strategic shift that has or will have a major effect on the Company’s operations or financial results. If the Company determines that a deconsolidation requires presentation as a discontinued operation on the deconsolidation date, or at any point during the one year period following such date, it will present the former subsidiary as a discontinued operation in current and comparative period financial statements.
Derivative Instruments, Embedded Derivatives and Hedging Activities
The Company has entered into financial transactions involving free-standing derivative instruments and embedded derivatives in the past. Embedded derivatives are required to be bifurcated from the host instruments if the derivatives are not clearly and closely related to the host instruments. The Company determines the fair value of each derivative instrument or embedded derivative that is identified on the date of issuance and at the end of each quarterly period. The estimates of the fair value of the derivatives include significant assumptions regarding the estimates market participants would make in order to evaluate these derivatives.
The Company recognizes the fair value of hedging instruments that are designated and qualify as hedging instruments pursuant to GAAP, primarily foreign currency forward contracts, as either assets or liabilities on the consolidated balance sheets. Changes in the fair value of hedging instruments are recorded each period in accumulated other comprehensive income (loss) as unrealized gains and losses until the forecasted underlying transaction occurs. Unrealized gains and losses on these foreign currency forward contracts are included in (i) “Prepaid expenses and other current assets” and (ii) “Other liabilities, current portion,” respectively, on the Company’s consolidated balance sheets. Realized gains and losses for the effective portion of such contracts are recognized in “Product revenues, net” in the consolidated statement of operations when the contract is settled with the counterparty. The Company classifies the cash flows from hedging instruments in the same category as the cash flows from the hedged items.
Certain of the Company’s hedging instruments are subject to master netting arrangements to reduce the risk arising from such transactions with its counterparties. The Company presents unrealized gains and losses on its foreign currency forward contracts on a gross basis within its consolidated balance sheets.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on foreign currency forward contracts and certain marketable securities. For purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits related to the cumulative translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries.
Foreign Currency Translation and Transactions
The Company primarily operates with entities that have the U.S. dollar as their functional currency. Non-U.S. dollar functional currency subsidiaries have assets and liabilities translated into U.S. dollars at rates of exchange in effect at the end of the year. Revenue and expense amounts are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in accumulated other comprehensive income (loss), which is a separate component of shareholders’ equity. Included in accumulated other comprehensive income (loss) are net unrealized losses related to foreign currency translation of $2.1 million, $1.0 million and $0.3 million at December 31, 2015, 2014, and 2013, respectively. Net foreign currency exchange transaction gains or losses are included in “net loss” on the Company’s consolidated statement of operations. Net transaction losses were $6.8 million and $6.4 million for 2015 and 2014, respectively, and net transaction gains were $5.1 million in 2013.
Net Loss Per Share Attributable to Vertex Common Shareholders
Basic and diluted net loss per share attributable to Vertex common shareholders are presented in conformity with the two-class method required for participating securities. Under the two-class method, earnings are allocated to (i) Vertex common shares, excluding unvested restricted stock, and (ii) participating securities, based on their respective weighted-average shares outstanding for the period. Shares of unvested restricted stock granted under the Company’s Amended and Restated 2006 Stock and Option Plan have the non-forfeitable right to receive dividends on an equal basis with other outstanding common stock. As a result, these unvested shares of restricted stock are considered participating securities under the two-class method. Potentially dilutive shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the assumed conversion of convertible notes.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements
In 2014, the Financial Accounting Standards Board (“FASB”) issued amended guidance applicable to revenue recognition that will be effective for the year ending December 31, 2018. Early adoption is permitted for the year-ending December 31, 2017. The new guidance applies a more principle based approach to recognizing revenue. The new guidance must be adopted using either a full retrospective approach for all periods presented or a modified retrospective approach. The Company is in the process of evaluating the new guidance and determining the expected effect on its consolidated financial statements.
In 2014, the FASB issued new guidance on management’s responsibility in evaluating whether or not there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued each reporting period. This new accounting guidance is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company expects the new guidance will only effect the disclosures in its consolidated financial statements.
In 2014, the FASB issued amended guidance applicable to the presentation of financial statements and property, plant, and equipment. The amendment provides guidance for the recognition and disclosure of discontinued operations. The amendment is effective for the current fiscal year. The adoption of amended guidance did not have an effect on the Company’s consolidated financial statements.
In 2015, the FASB issued amended guidance applicable to the presentation of income taxes. The amended guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. This amendment represents a change in accounting principle and is effective for annual periods beginning after December 15, 2016 and interim period within those annual periods. Early adoption is permitted. The Company early adopted the amendment on a prospective basis and did not retrospectively adjust prior periods. As a result, all of the Company’s deferred taxes are presented as long-term in the consolidated financial statements as of December 31, 2015.

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
Under the April 2011 Amendment, CFFT agreed to provide the Company with up to $75.0 million in funding over approximately five years for corrector-compound research and development activities. The Company retains the right to develop and commercialize KALYDECO (ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor), lumacaftor and VX-661. The Company recognized collaborative revenues from this collaboration of $6.5 million and $14.3 million in 2014 and 2013, respectively. During 2015, the Company recognized zero collaborative revenues from this collaboration.
In the original agreement, as amended prior to the April 2011 Amendment, the Company agreed to pay CFFT tiered royalties calculated as a percentage, ranging from single digits to sub-teens, of annual net sales of any approved drugs first synthesized or tested during the research term that ended in 2008, including ivacaftor, lumacaftor and VX-661. The April 2011 Amendment provides for a tiered royalty in the same range on net sales of corrector compounds first synthesized or tested during the research term that ended in February 2014. In each of 2012 and 2013, CFFT earned a commercial milestone payment of $9.3 million from the Company upon achievement of certain sales levels for KALYDECO. There are no additional commercial milestone payments payable by the Company to CFFT related to sales levels for KALYDECO. In the fourth quarter of 2015, CFFT earned the first commercial milestone payment of $13.9 million from the Company upon achievement of certain sales levels of lumacaftor. The Company expects that in the first quarter of 2016, CFFT will earn the second and final commercial milestone of $13.9 million based upon achievement of certain sales levels of lumacaftor.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The Company began marketing KALYDECO in the United States and certain countries in the European Union in 2012 and began marketing ORKAMBI in the United States in 2015. The Company received approval for ORKAMBI in the European Union in 2015. The Company has royalty obligations to CFFT for ivacaftor, lumacaftor and VX-661 until the expiration of patents covering that compound. The Company has patents in the United States and European Union covering the composition-of-matter of ivacaftor that expire in 2027 and 2025, respectively, subject to potential patent extensions. The Company has patents in the United States and European Union covering the composition-of-matter of lumacaftor that expire in 2030 and 2026, respectively, subject to potential extension. The Company has patents in the United States and European Union covering the composition-of-matter of VX-661 that expire in 2027 and 2028, respectively, subject to potential extension.
CRISPR Therapeutics AG
On October 26, 2015, the Company entered into a strategic collaboration, option and license agreement (the “CRISPR Agreement”) with CRISPR Therapeutics AG and its affiliates (“CRISPR”) to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene editing technology. The Company has the exclusive right to license up to six CRISPR-Cas9-based targets. In connection with the CRISPR Agreement, the Company made an upfront payment to CRISPR of $75.0 million and a $30.0 million investment in CRISPR pursuant to a convertible loan agreement that converted into preferred stock in January 2016. The Company expensed $75.0 million to research and development, and the $30.0 million investment was recorded at cost and is classified as a long-term asset on the Company’s consolidated balance sheet.
The Company will fund all of the discovery activities conducted pursuant to the CRISPR Agreement. For potential hemoglobinapathy treatments, including treatments for sickle cell disease, the Company and CRISPR will share equally all research and development costs and worldwide revenues. For other targets that the Company elects to license, the Company would lead all development and global commercialization activities. For each of up to six targets that the Company elects to license, other than hemoglobinapathy targets, CRISPR has the potential to receive up to $420.0 million in development, regulatory and commercial milestones and royalties on net product sales.
The Company may terminate the CRISPR Agreement upon 90 days’ notice to CRISPR prior to any product receiving marketing approval or upon 270 days’ notice after a product has received marketing approval. The CRISPR Agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the CRISPR Agreement will continue in effect until the expiration of the Company’s payment obligations under the CRISPR Agreement.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

During the three years ended December 31, 2015, the Company recognized the following revenues attributable to the Janssen HCV collaboration:

	2015	2014	2013
	(in thousands)
Royalty revenues	$1,518	$13,481	$130,724
Collaborative revenues:
Up-front and amendment payments revenues	$—	$—	$190,345
Net reimbursement for telaprevir development costs	1,946	7,104	2,793
Reimbursement for manufacturing services	—	—	10,299
Total collaborative revenues attributable to the Janssen HCV collaboration	$1,946	$7,104	$203,437
Total revenues attributable to the Janssen HCV collaboration	$3,464	$20,585	$334,161
Variable Interest Entities (VIE)
The Company has entered into several agreements pursuant to which it has licensed rights to certain drug candidates from third-party collaborators, which has resulted in the consolidation of the third parties’ financial statements into the Company’s consolidated financial statements as VIEs. In order to account for the fair value of the contingent milestone and royalty payments related to these collaborations under GAAP, the Company uses present-value models based on (i) assumptions regarding the probability of achieving the relevant milestones, (ii) estimates regarding the time to develop the drug candidates, (iii) estimates of future product sales and (iv) appropriate discount rates. The Company bases its estimate of the probability of achieving the relevant milestones on industry data for similar assets and its own experience. The discount rates used in the valuation model represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Changes in these assumptions could have a material effect on the fair value of the contingent milestone and royalty payments. The following collaborations are, or were previously, reflected in the Company’s financial statements as consolidated VIEs:
Parion Sciences, Inc.
License and Collaboration Agreement

On June 4, 2015, the Company entered into a strategic collaboration and license agreement (the “Parion Agreement”) with Parion Sciences, Inc. (“Parion”).  Pursuant to the agreement, the Company is collaborating with Parion to develop investigational epithelial sodium channel (“ENaC”) inhibitors, including VX-371 (formerly P-1037) and VX-551 (formerly P-1055), for the potential treatment of CF and all other pulmonary diseases.  The Company is leading development activities for VX-371 and VX-551 and is responsible for all costs, subject to certain exceptions, related to development and commercialization of the compounds.

Pursuant to the Parion Agreement, the Company has worldwide development and commercial rights to Parion’s lead investigational ENaC inhibitors, VX-371 and VX-551, for the potential treatment of CF and all other pulmonary diseases and has the option to select additional compounds discovered in Parion’s research program.  Parion received an $80.0 million up-front payment and has the potential to receive up to an additional (i) $490.0 million in development and regulatory milestone payments for development of ENaC inhibitors in CF, including $360.0 million related to global filing and approval milestones, (ii) $370.0 million in development and regulatory milestones for VX-371 and VX-551 in non-CF pulmonary indications and (iii) $230.0 million in development and regulatory milestones should the Company elect to develop an additional ENaC inhibitor from Parion’s research program. The Company has agreed to pay Parion tiered royalties that range from the low double digits to mid-teens as a percentage of potential sales of licensed products.

The Company may terminate the Parion Agreement upon 90 days’ notice to Parion prior to any licensed product receiving marketing approval or upon 180 days’ notice after a licensed product has received marketing approval. If the Company experiences a change of control prior to the initiation of the first Phase 3 clinical trial for a licensed product, Parion may terminate the Parion Agreement upon 30 days’ notice, subject to the Company’s right to receive specified royalties on

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

any subsequent commercialization of licensed products. The Parion Agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the Parion Agreement will continue in effect until the expiration of the Company’s royalty obligations, which expire on a country-by-country basis on the later of (i) the date the last-to-expire patent covering a licensed product expires or (ii) ten years after the first commercial sale in the country.

The Company determined that Parion is a VIE based on, among other factors, the significance to Parion of the ENaC inhibitors licensed to the Company pursuant to the Parion Agreement and on the Company’s power to direct the activities that most significantly affect the economic performance of Parion.  Accordingly, the Company consolidated Parion’s financial statements beginning on June 4, 2015. However, the Company’s interests in Parion are limited to those accorded to the Company in the Parion Agreement. In particular, the Company did not acquire any equity interest in Parion, any interest in Parion’s cash and cash equivalents or any control over Parion’s activities that do not relate to the Parion Agreement.
Consideration for the Parion Agreement

The Company determined that the fair value of the consideration from the Company to Parion was $255.3 million as of June 4, 2015, which consisted of (i) an $80.0 million up-front payment, (ii) the estimated fair value of the contingent research and development milestones potentially payable by the Company to Parion and (iii) the estimated fair value of potential royalty payments payable by the Company to Parion. The critical assumptions in the valuation model included probability and timing of making payments and the discount rate. The Company valued the contingent milestone and royalty payments using (a) discount rates ranging from 4.1% to 5.9% for the development milestones and (b) a discount rate of 6.6% for royalties. The consideration paid and the fair value of the contingent milestone and royalty payments payable by the Company pursuant to the Parion Agreement are set forth in the table below:

June 4, 2015
(in thousands)
Up-front payment	$80,000
Fair value of contingent milestone and royalty payments	175,340
Total	$255,340
Allocation of Assets and Liabilities

For the purposes of the consolidated balance sheet at June 4, 2015, the Company allocated the total consideration, which is comprised of the up-front payment and the fair value of the contingent milestone and royalty payments, intangible assets, goodwill, deferred tax liability, net and net other assets and liabilities. The operations of Parion did not have a material effect on the consolidated financial statements of the Company and therefore no pro forma information is provided.

The Company recorded $255.3 million of intangible assets on the Company’s consolidated balance sheet for Parion’s in-process research and development assets. These in-process research and development assets relate to Parion’s pulmonary ENaC platform, including the intellectual property related to VX-371 and VX-551, that are licensed by Parion to the Company. The difference between the fair value of the consideration and the fair value of Parion’s assets (including the fair value of intangible assets) and liabilities was allocated to goodwill.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the fair values of the assets and liabilities recorded on the effective date of the Parion Agreement:

June 4, 2015
(in thousands)
Intangible assets	$255,340
Goodwill	10,468
Deferred tax liability	(91,023)
Net other assets (liabilities)	(10,468)
Net assets attributable to noncontrolling interests	$164,317

BioAxone Biosciences, Inc.
In October 2014, the Company entered into a license and collaboration agreement (the “BioAxone Agreement”) with BioAxone Biosciences, Inc. (“BioAxone”), which resulted in the consolidation of BioAxone as a VIE beginning on October 1, 2014. The Company determined that BioAxone is a VIE based on, among other factors, the significance to BioAxone of VX-210, which was licensed to the Company pursuant to the BioAxone Agreement, and on the Company’s power to direct the activities that most significantly affect the economic performance of BioAxone. Accordingly, the Company consolidated BioAxone’s financial statements beginning in October 2014. The Company paid BioAxone initial payments of $10.0 million in the fourth quarter of 2014.
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
Alios BioPharma, Inc.
In 2011, the Company entered into a license and collaboration agreement (the “Alios Agreement”) with Alios BioPharma, Inc. (“Alios”), which was a privately-held biotechnology company, which resulted in the consolidation of Alios as a VIE through December 31, 2013. Pursuant to the Alios Agreement, the Company and Alios collaborated on the research, development and commercialization of HCV nucleotide analogues discovered by Alios through April 2014. In December 2014, the Alios Agreement terminated in accordance with its terms pursuant to a termination notice delivered by the Company in October 2014. As of September 30, 2014, the Company concluded that it no longer had significant continuing involvement with Alios due to its intent and ability to terminate the Alios Agreement, among other factors; therefore, the operations of Alios are presented as discontinued operations in these consolidated financial statements.
Aggregate VIE Financial Information
An aggregate summary of net loss attributable to noncontrolling interest related to the Company’s VIEs for the three years ended December 31, 2015 was as follows:

	2015	2014	2013
	(in thousands)
Loss attributable to noncontrolling interest before provision for income taxes	$6,646	$764	$283,747
Provision for (benefit from) income taxes	29,731	3,876	(166,145)
(Increase) decrease in fair value of contingent milestone and royalty payments	(4,530)	(450)	124,920
Net loss attributable to noncontrolling interest	$31,847	$4,190	$242,522

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

During the years ended December 31, 2015 and 2014, the fair value of the contingent milestone and royalty payments related to the BioAxone Agreement increased by $0.9 million and $0.5 million, respectively. During the year ended December 31, 2015, the fair value of the contingent milestone and royalty payments related to the Parion Agreement increased by $3.6 million. The changes in the fair value of the contingent milestone and royalty payments were primarily due to the changes in market interest rates and the time value of money. As of December 31, 2015 and 2014, the fair value of the contingent milestone and royalty payments related to the BioAxone Agreement was $28.0 million and $27.1 million, respectively. As of December 31, 2015, the fair value of the contingent milestone and royalty payments related to the the Parion Agreement was $179.0 million.

The following table summarizes items related to the Company’s VIEs included in the Company’s consolidated balance sheets as of the dates set forth in the table:

	December 31, 2015	December 31, 2014
	(in thousands)
Restricted cash and cash equivalents (VIE)	$78,910	$8,418
Prepaid expenses and other current assets	3,138	268
Intangible assets	284,340	29,000
Goodwill	19,391	8,923
Other assets	455	42
Accounts payable	676	189
Taxes payable	24,554	3,594
Other current liabilities	7,100	297
Deferred tax liability, net	110,438	11,544
Other liabilities	300	300
Noncontrolling interest	153,661	21,177

The Company has recorded the VIEs’ cash and cash equivalents as restricted cash and cash equivalents (VIE) because (i) the Company does not have any interest in or control over the VIEs’ cash and cash equivalents and (ii) the Company’s agreements with each VIE do not provide for the VIEs’ cash and cash equivalents to be used for the development of the assets that the Company licensed from the applicable VIE. Assets recorded as a result of consolidating the Company’s VIEs’ financial condition into the Company’s balance sheets do not represent additional assets that could be used to satisfy claims against the Company’s general assets.
Outlicense Arrangements
In the ordinary course of the Company’s business, the Company has entered into various agreements pursuant to which it has outlicensed rights to certain drug candidates to third-party collaborators. Although the Company does not consider any of these outlicense arrangements to be material, the most notable of these outlicense arrangements is described below. Pursuant to these outlicense arrangements, the Company’s collaborators become responsible for all costs related to the continued development of such drug candidates. Depending on the terms of the arrangements, the Company’s collaborators may be required to make upfront payments, milestone payments upon the achievement of certain product research and development objectives and/or pay royalties on future sales, if any, of commercial products resulting from the collaboration.

Janssen Pharmaceuticals, Inc.
In June 2014, the Company entered into an agreement (the “Janssen Influenza Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen Inc.”), which was amended in October 2014 to clarify certain roles and responsibilities of the parties.

Pursuant to the Janssen Influenza Agreement, Janssen Inc. has an exclusive worldwide license to develop and commercialize certain drug candidates for the treatment of influenza, including VX-787. The Company received non-refundable payments of $35.0 million from Janssen Inc. in 2014, which were recorded as collaborative revenues. The

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Company has the potential to receive development, regulatory and commercial milestone payments as well as royalties on future product sales, if any.
Janssen Inc. is responsible for costs related to the development and commercialization of the compounds. The Company recorded reimbursement for these development activities of $22.8 million and $9.1 million in 2015 and 2014, respectively. The reimbursements are recorded as a reduction to development expense in the Company’s consolidated statements of operations primarily due to the fact that Janssen Inc. directs the activities and selects the suppliers associated with these activities. Janssen Inc. may terminate the Janssen Influenza Agreement, subject to certain exceptions, upon six months’ notice.

C.	Earnings Per Share
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

The Company did not include the securities in the following table in the computation of the net loss from continuing operations per share attributable to Vertex common shareholders calculations because the effect would have been anti-dilutive during each period.

	2015	2014	2013
	(in thousands)
Stock options	11,145	12,003	15,729
Unvested restricted stock and restricted stock units	3,024	3,091	2,165

D.	Fair Value Measurements
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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of December 31, 2015, the Company’s investments were in money market funds, short-term government-sponsored enterprise securities, corporate debt securities and commercial paper.
As of December 31, 2015, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of a money market funds and government-sponsored enterprise securities. The Company’s financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consisted of investments in highly-rated investment-grade

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

corporations. The fair value of the Company’s foreign currency forward contracts was based on Level 2 inputs using third party pricing services. During 2015, 2014 and 2013, the Company did not record an other-than-temporary impairment charge related to its financial assets.
The following table sets forth the Company’s financial assets (excluding VIE cash and cash equivalents) subject to fair value measurements:

	Fair Value Measurements as of December 31, 2015
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$199,507	$199,507	$—	$—
Government-sponsored enterprise securities	85,994	85,994	—	—
Commercial paper	34,889	—	34,889	—
Corporate debt securities	11,533	—	11,533	—
Marketable securities:
Government-sponsored enterprise securities	87,162	87,162	—	—
Commercial paper	141,409	—	141,409	—
Corporate debt securities	99,123	—	99,123	—
Prepaid and other current assets:
Foreign currency forward contracts	5,161	—	5,161	—
Other assets:
Foreign currency forward contracts	605	$—	605	$—
Total financial assets	$665,383	$372,663	$292,720	$—
Financial instruments carried at fair value (liability position):
Other liabilities, current portion:
Foreign currency forward contracts	$(769)	$—	$(769)	$—
Other liabilities, excluding current portion:
Foreign currency forward contracts	(132)	—	(132)	—
Total financial liabilities	$(901)	$—	$(901)	$—

	Fair Value Measurements as of December 31, 2014
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$290,531	$290,531	$—	$—
Marketable securities:
Government-sponsored enterprise securities	463,750	463,750	—	—
Commercial paper	51,746	—	51,746	—
Corporate debt securities	246,351	—	246,351	—
Prepaid and other current assets:
Foreign currency forward contracts	2,011	—	2,011	—
Total	$1,054,389	$754,281	$300,108	$—

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

VIEs had cash equivalents of $75.1 million as of December 31, 2015 that consisted of money market funds, which are valued based on Level 1 inputs. The Company’s noncontrolling interest includes the fair value of the contingent payments, which are valued based on Level 3 inputs. Please refer to Note B, “Collaborative Arrangements,” for further information.

As of December 31, 2015, the fair value and carrying value of the Company’s Term Loan was $295.4 million. The fair value of the Company’s Term Loan was estimated based on Level 3 inputs computed using the effective interest rate of the Term Loan. The effective interest rate considers the timing and amount of estimated future interest payments as well as current market rates. Please refer to Note L, “Long Term Obligations,” for further information regarding the Company’s Term Loan.

E.	Marketable Securities
A summary of the Company’s cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
December 31, 2015
Cash and cash equivalents:
Cash and money market funds	$582,352	$—	$—	$582,352
Government-sponsored enterprise securities	85,994	—	—	85,994
Commercial paper	34,889	—	—	34,889
Corporate debt securities	11,533	—	—	11,533
Total cash and cash equivalents	$714,768	$—	$—	$714,768
Marketable securities:
Government-sponsored enterprise securities (due within 1 year)	$87,176	$—	$(14)	$87,162
Commercial paper (due within 1 year)	98,877	246	—	99,123
Corporate debt securities (due within 1 year)	141,515	—	(106)	141,409
Total marketable securities	327,568	246	(120)	327,694
Total cash, cash equivalents and marketable securities	$1,042,336	$246	$(120)	$1,042,462

December 31, 2014
Cash and cash equivalents:
Cash and money market funds	$625,259	$—	$—	$625,259
Total cash and cash equivalents	$625,259	$—	$—	$625,259
Marketable securities:
Government-sponsored enterprise securities (due within 1 year)	$463,788	$14	$(52)	$463,750
Commercial paper (due within 1 year)	51,674	72	—	51,746
Corporate debt securities (due within 1 year)	196,065	2	(66)	196,001
Corporate debt securities (due after 1 year through 5 years)	50,443	—	(93)	50,350
Total marketable securities	761,970	88	(211)	761,847
Total cash, cash equivalents and marketable securities	$1,387,229	$88	$(211)	$1,387,106
The Company has a limited number of marketable securities in insignificant loss positions as of December 31, 2015, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investment at maturity. There were no charges recorded for other-than-temporary declines in fair value of marketable securities nor gross realized gains or losses recognized in 2015, 2014 or 2013.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

F.	Accumulated Other Comprehensive Income
The following table summarizes the changes in accumulated other comprehensive income by component:

	Foreign currency translation adjustment	Unrealized holding gains (losses) on marketable securities	Unrealized (losses) gains on foreign currency forward contracts, net of tax	Total
	(in thousands)
Balance at December 31, 2012	$(746)	$196	$—	$(550)
Other comprehensive (loss) income before reclassifications	421	(154)	(23)	244
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive (loss) income	421	(154)	(23)	244
Balance at December 31, 2013	$(325)	$42	$(23)	$(306)
Other comprehensive (loss) income before reclassifications	(646)	(165)	3,591	2,780
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,557)	(1,557)
Net current period other comprehensive (loss) income	(646)	(165)	2,034	1,223
Balance at December 31, 2014	$(971)	$(123)	$2,011	$917
Other comprehensive (loss) income before reclassifications	(1,109)	249	6,493	5,633
Amounts reclassified from accumulated other comprehensive loss	—	—	(4,726)	(4,726)
Net current period other comprehensive (loss) income	(1,109)	249	1,767	907
Balance at December 31, 2015	$(2,080)	$126	$3,778	$1,824

G.	Hedging
The Company maintains a hedging program intended to mitigate the effect of changes in foreign exchange rates for a portion of the Company’s forecasted product revenues denominated in certain foreign currencies. The program includes foreign currency forward contracts that are designated as cash flow hedges under GAAP having contractual durations from one to eighteen months.
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company’s risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If the Company determines that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of December 31, 2015, all hedges were determined to be highly effective and the Company had not recorded any ineffectiveness related to the hedging program.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges:

	As of December 31, 2015	As of December 31, 2014
Foreign Currency	(in thousands)
Euro	$103,362	$20,209
British pound sterling	78,756	13,515
Australian dollar	27,167	—
Total foreign currency forward contracts	$209,285	$33,724
The following table summarizes the fair value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under GAAP included on the Company’s consolidated balance sheets:

As of December 31, 2015
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$5,161	Other liabilities, current portion	$(769)
Other assets	605	Other liabilities, excluding current portion	(132)
Total assets	$5,766	Total liabilities	$(901)

As of December 31, 2014
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$2,011	Other liabilities, current portion	$—
Total assets	$2,011	Total liabilities	$—
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on the Company’s consolidated balance sheets:

	As of December 31, 2015
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amount Presented	Gross Amount Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$5,766	$—	$5,766	$(901)	$4,865
Total liabilities	$(901)	$—	$(901)	$901	$—

	As of December 31, 2014
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amount Presented	Gross Amount Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$2,011	$—	$2,011	$—	$2,011

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

H.	Inventories
Inventories consisted of the following:

	As of December 31,
	2015	2014
	(in thousands)
Raw materials	$8,696	$8,506
Work-in-process	40,695	20,508
Finished goods	7,816	1,834
Total	$57,207	$30,848
The Company did not record any write-offs for excess and obsolete inventories during the years ended December 31, 2015 and 2014. In 2013, the Company recorded within cost of product revenues $10.4 million of write-offs for excess and obsolete inventories. The write-offs for excess and obsolete inventories of $10.4 million affected the net loss attributable to Vertex per share, net of tax, by $0.05, in 2013.

I.	Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31,
	2015	2014
	(in thousands)
Buildings	$531,627	$531,642
Furniture and equipment	218,623	202,846
Software	124,469	113,875
Leasehold improvements	106,768	99,942
Computers	52,295	45,893
Total property and equipment, gross	1,033,782	994,198
Less: accumulated depreciation	(336,067)	(278,386)
Total property and equipment, net	$697,715	$715,812
Total property and equipment, gross, as of December 31, 2015 and 2014, included $106.8 million and $85.6 million, respectively, for property and equipment recorded under capital leases. Accumulated depreciation, as of December 31, 2015 and 2014, included $30.4 million and $13.1 million, respectively, for property and equipment recorded under capital leases.
As of December 31, 2015, included in property and equipment, net were $15.4 million and $4.1 million in capitalized internally developed software costs and related amortization, respectively. As of December 31, 2014, included in property and equipment, net were $11.2 million and $1.2 million in capitalized internally developed software costs and related amortization, respectively.
The Company recorded depreciation expense of $60.0 million, $62.3 million and $47.3 million in 2015, 2014 and 2013, respectively.
In 2014, in connection with the relocation of the Company’s headquarters in Massachusetts from Cambridge to Boston, the Company wrote off certain leasehold improvements that were fully depreciated and no longer utilized. There was no effect on the Company’s net property and equipment at the time of the write off because the Company had previously adjusted the useful lives of these assets to coincide with its relocation when it concluded that the relocation was probable.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

J.	Intangible Assets and Goodwill
Intangible Assets
As of December 31, 2015, in-process research and development intangible assets of $284.3 million were recorded on the Company’s consolidated balance sheet. The increase of $255.3 million as compared to the $29.0 million recorded as of December 31, 2014 is due to the Company’s collaboration with Parion.
In June 2015, in connection with entering into the Parion Agreement, the Company recorded an in-process research and development intangible asset of $255.3 million based on the Company’s estimate of the fair value of Parion’s lead investigational ENaC inhibitors, including VX-371 and VX-551, that were licensed by the Company from Parion. The Company aggregated the fair value of the ENaC inhibitors into a single intangible asset because the phase, nature and risks of development as well as the amount and timing of benefits associated with the assets were similar. In October 2014, the Company recorded $29.0 million of an in-process research and development intangible asset on its consolidated balance sheet based on the Company’s estimate of the fair value of VX-210, a drug candidate for patients who have spinal cord injuries that is licensed from BioAxone by the Company. The Company used discount rates of 7.1% and 7.5% in the present-value models to estimate the fair values of the ENaC inhibitors and VX-210 intangible assets, respectively. The Company also conducted an evaluation of Parion and BioAxone’s other programs at the effective date of the Parion Agreement and BioAxone Agreement, respectively, and determined that market participants would not have ascribed value to those programs because of the stage of development of the assets in each program and uncertainties related to the potential development and commercialization of the programs.
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
Goodwill
As of December 31, 2015, goodwill of $50.4 million was recorded on the Company’s consolidated balance sheet. The Company allocated $10.5 million to goodwill related to the Parion collaboration during the year ended December 31, 2015. None of the goodwill related to the Parion collaboration is expected to be deductible for income tax purposes. As of December 31, 2014, $39.9 million was recorded on the Company’s consolidated balance sheet.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

K.	Additional Balance Sheet Detail
Prepaid and other current assets consisted of the following:

	As of December 31,
	2015	2014
	(in thousands)
Prepaid expenses	$22,058	$17,569
Taxes receivable	11,651	14,093
Deferred tax asset	—	3,500
Fair value foreign currency forward contracts	5,161	2,011
Other	12,065	7,002
Total	$50,935	$44,175

Accrued expenses consisted of the following:

	As of December 31,
	2015	2014
	(in thousands)
Payroll and benefits	$87,873	$91,175
Research, development and commercial contract costs	55,677	38,143
Product revenue allowances	47,209	34,554
Royalty payable	60,191	12,218
Taxes payable and reserves (including VIE taxes payable)	30,953	10,038
Professional fees	7,455	7,004
Interest	4,642	5,444
Other	11,820	11,100
Total	$305,820	$209,676

Other liabilities, current portion consisted of the following:

	As of December 31,
	2015	2014
	(in thousands)
Deferred rent	$1,572	$4,015
Security deposits	4,000	—
Other liabilities attributable to variable interest entities	7,100	297
Other	1,702	485
Total	$14,374	$4,797

L.	Long Term Obligations
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
Because the Company was involved in the construction project, the Company was deemed for accounting purposes to be the owner of the Buildings during the construction period and recorded project construction costs incurred by the landlord. Upon completion of the Buildings, the Company evaluated the Fan Pier Leases and determined that the Fan Pier Leases did

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

not meet the criteria for “sale-leaseback” treatment. Accordingly, the Company began depreciating the asset and incurring interest expense related to the financing obligation in 2013. The Company bifurcates its lease payments pursuant to the Fan Pier Leases into (i) a portion that is allocated to the Buildings and (ii) a portion that is allocated to the land on which the Buildings were constructed. The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in 2011. The Company recorded interest expense of $60.2 million in each of 2015 and 2014 and of $12.4 million in 2013. The Company recorded depreciation expense of $13.3 million, $13.4 million and $2.6 million in 2015, 2014 and 2013, respectively. In each of 2015, 2014 and 2013, the Company recorded rent expense of $6.5 million.
Property and equipment, net, included $502.3 million and $515.0 million as of December 31, 2015 and 2014, respectively, related to construction costs for the Buildings. The carrying value of the construction financing lease obligation related to the Buildings, which excludes interest that will be imputed over the course of the Company’s lease agreement for the Buildings, was $473.0 million and $473.4 million, as of December 31, 2015 and 2014, respectively.
San Diego Lease
On December 2, 2015, the Company entered into a lease agreement for 3215 Merryfield Row, San Diego, California with ARE-SD Region No. 23, LLC. Pursuant to this agreement, the Company agreed to lease approximately 170,000 square feet of office and laboratory space in a building to be built in San Diego, California. The lease will commence upon completion of the building, scheduled for the second half of 2017, and will extend for 16 years from the commencement date. Pursuant to the lease agreement, during the initial 16-year term, the Company will pay an average of approximately $10.2 million per year in aggregate rent, exclusive of operating expenses. The Company has the option to extend the lease term for up to two additional five-year terms.

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
The Term Loan initially bore interest at a rate of 7.2% per annum, which was reduced to 6.2% per annum based on the FDA’s approval of ORKAMBI. The Term Loan will bear interest at a rate of LIBOR plus 5.0% per annum during the third year of the term.

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
The Company may prepay the Term Loan, in whole or in part, at any time; provided that prepayments prior to the July 9, 2016 are subject to a make-whole premium to ensure Macquarie receives approximately the present value of two years of interest payments over the life of the loan. The Company accounted for the amendment as a debt modification, as opposed to an extinguishment of debt, based on an insignificant change to the present value of the future cash flows relating to the credit agreement.
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
The credit agreement requires that the Company maintain, on a quarterly basis, a minimum level of KALYDECO net revenues. Further, the credit agreement includes negative covenants, subject to exceptions, restricting or limiting the Company’s ability and the ability of its subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, pay dividends, repurchase capital stock and enter into

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

transactions with affiliates. The credit agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the administrative agent would be entitled to take various actions, including the acceleration of amounts due under outstanding loans. There have been no events of default as of or during the period ended December 31, 2015.
Based on the Company’s evaluation of the Term Loan, the Company determined that the Term Loan contains several embedded derivatives. These embedded derivatives are clearly and closely related to the host instrument because they relate to the Company’s credit risk; therefore, they do not require bifurcation from the host instrument, the Term Loan.
The Company incurred $5.3 million in fees paid to Macquarie that were recorded as a discount on the Term Loan and that are being recorded as additional interest expense using the effective interest method over the term of the loan in the Company’s consolidated statements of operations. As of December 31, 2015 and 2014, the unamortized discount associated with the Term Loan that was included in the senior secured term loan caption on the Company’s consolidated balance sheets was $4.6 million and $5.2 million, respectively.
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

M.	Common Stock, Preferred Stock and Equity Plans
During 2015, the Company’s shareholders approved an amendment to the Company’s Restated Articles of Organization increasing the number of authorized shares of common stock from 300,000,000 to 500,000,000. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Company’s Board of Directors, and to share ratably in the Company’s assets legally available for distribution to the Company’s shareholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The holders of common stock do not have cumulative voting rights.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2015 and 2014, the Company had no shares of preferred stock issued or outstanding.
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
Shares issued under all of the Company’s plans are funded through the issuance of new shares. The following table contains information about the Company’s equity plans:

			As of December 31, 2015
Title of Plan	Group Eligible	Type of Award Granted	Awards Outstanding	Additional Awards Authorized for Grant
2013 Stock and Option Plan	Employees, Non-employee Directors and Consultants	NSO, RS and RSU	5,851,040	14,124,989
2006 Stock and Option Plan	Employees, Non-employee Directors and Consultants	NSO, RS and RSU	8,274,211	—
1996 Stock and Option Plan	Employees, Non-employee Directors, Advisors and Consultants	NSO	43,664	—
		Total	14,168,915	14,124,989
All options granted under the Company’s 2013 Stock and Option Plan (“2013 Plan”), 2006 Stock and Option Plan (“2006 Plan”) and 1996 Stock and Option Plan were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant. As of December 31, 2015, the stock and option plan under which the Company makes new equity awards is the Company’s 2013 Plan. Under the 2013 Plan, no stock options can be awarded with an exercise price less than the fair market value on the date of grant. The Company’s shareholders (i) approved an increase in the number of shares authorized for issuance pursuant to the 2013 Plan of 7,800,000 shares, plus the number of shares that remained available for issuance under the Company’s 2006 Stock and Option Plan, which rolled-over into the 2013 Stock and Option Plan in 2015, (ii) approved an increase in the number of shares authorized for issuance pursuant to the 2013 Plan of 9,500,000 shares in 2014 and (iii) authorized 3,300,000 shares for issuance pursuant to the 2013 Plan in 2013.
During the three years ended December 31, 2015, grants to current employees and directors primarily had a grant date that was the same as the date the award was approved by the Company’s Board of Directors. During the three years ended December 31, 2015, for grants to new employees and directors, the date of grant for awards was the employee’s first day of employment or the date the director was elected to the Company’s Board of Directors. All options awarded under the Company’s stock and option plans expire not more than 10 years from the grant date.
During the three years ended December 31, 2015, all shares of outstanding restricted stock and restricted stock units have been granted at a price equal to $0.01, the par value of the Company’s common stock. Vesting of options, restricted stock and restricted stock units generally is ratable over specified periods and is determined by the Company’s Board of Directors.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information related to the outstanding and exercisable options during the year ended December 31, 2015:

	Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in years)	(in thousands)
Outstanding at December 31, 2014	12,003	$56.81
Granted	3,531	$119.09
Exercised	(3,289)	$50.34
Forfeited	(1,100)	$81.77
Outstanding at December 31, 2015	11,145	$75.99	7.15	$567,531
Exercisable at December 31, 2015	5,541	$56.85	5.80	$385,214
Exercisable and Expected to Vest at December 31, 2015	10,461	$74.11	7.04	$551,593
The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, that would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on December 31, 2015, which was $126.26 based on the average of the high and low price of the Company’s common stock on that date.
The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during 2015, 2014 and 2013 was $252.9 million, $316.5 million and $291.6 million, respectively. The total cash received by the Company as a result of employee stock option exercises during 2015, 2014 and 2013 was $165.6 million, $255.5 million and $246.8 million, respectively.
The following table summarizes information about stock options outstanding and exercisable at December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$18.93–$20.00	138	2.10	$18.93	138	$18.93
$20.01–$40.00	2,247	3.70	$34.38	2,155	$34.24
$40.01–$60.00	2,310	6.61	$48.09	1,444	$49.03
$60.01–$80.00	1,434	8.09	$75.96	557	$75.15
$80.01–$100.00	1,785	7.99	$90.28	702	$87.55
$100.01–$120.00	1,727	9.05	$109.31	294	$109.23
$120.01–$134.69	1,504	9.53	$131.04	251	$128.90
Total	11,145	7.15	$75.99	5,541	$56.85

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the restricted stock and restricted stock units activity of the Company during the year ended December 31, 2015:

	Restricted Stock		Restricted Stock Units
	Number of Units	Weighted-average Grant-date Fair Value	Number of Shares	Weighted-average Grant-date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Unvested at December 31, 2014	2,907	$78.18	185	$76.79
Granted	1,407	$116.63	97	$118.26
Vested	(1,033)	$68.39	(66)	$70.24
Cancelled	(450)	$91.21	(23)	$89.97
Unvested at December 31, 2015	2,831	$98.80	193	$98.36
The total fair value of restricted stock that vested during 2015, 2014 and 2013 (measured on the date of vesting) was $124.0 million, $54.5 million and $50.9 million, respectively. The total fair value of restricted stock units that vested during 2015, 2014 and 2013 (measured on the date of vesting) was $8.0 million, $2.9 million and $1.7 million, respectively.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESPP”). The ESPP permits eligible employees to enroll in a twelve-month offering period comprising two six-month purchase periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first day of the applicable twelve-month offering period, or the last day of the applicable six-month purchase period, whichever is lower. Purchase dates under the ESPP occur on or about May 14 and November 14 of each year. As of December 31, 2015, there were 1,163,614 shares of common stock authorized for issuance pursuant to the ESPP.
In 2015, the following shares were issued to employees under the ESPP:

Year Ended December 31, 2015
(in thousands, except per share amount)
Number of shares	233
Average price paid per share	$84.50

N.	Stock-based Compensation Expense
The Company recognizes share-based payments to employees as compensation expense using the fair value method. The fair value of stock options and shares purchased pursuant to the ESPP is calculated using the Black-Scholes option pricing model. The fair value of restricted stock and restricted stock units is based on the intrinsic value on the date of grant. Stock-based compensation, measured at the grant date based on the fair value of the award, is typically recognized as expense ratably over the requisite service period. The expense recognized over the requisite service period includes an estimate of awards that will be forfeited.
The effect of stock-based compensation expense during the three years ended December 31, 2015 was as follows:

	2015	2014	2013
	(in thousands)
Stock-based compensation expense by line item:
Research and development expenses	$152,955	$116,998	$81,183
Sales, general and administrative expenses	78,070	60,544	45,652
Total stock-based compensation expense included in costs and expenses	$231,025	$177,542	$126,835

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The stock-based compensation expense by type of award during the three years ended December 31, 2015 was as follows:

	2015	2014	2013
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$129,276	$99,961	$84,599
Restricted stock and restricted stock units	98,811	70,678	36,479
ESPP share issuances	7,025	8,326	6,805
Less: stock-based compensation expense capitalized to inventories	(4,087)	(1,423)	(1,048)
Total stock-based compensation expense included in costs and expenses	$231,025	$177,542	$126,835
In 2013, the Company also recognized stock-based compensation expense recorded to noncontrolling interest (Alios), which is reflected in the Company’s consolidated statements of shareholders equity and noncontrolling interest on the consolidated balance sheet and in discontinued operations attributable to noncontrolling interest as of December 31, 2014.
The Company capitalizes stock-based compensation expense to inventories, all of which is attributable to employees who support the Company’s manufacturing operations for the Company’s products.
The following table sets forth the Company’s unrecognized stock-based compensation expense, net of estimated forfeitures, as of December 31, 2015, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of December 31, 2015
	Unrecognized Expense Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$170,971	2.17
Restricted stock and restricted stock units	$168,742	2.59
ESPP share issuances	$6,232	0.65
Stock Options
The Company issues stock options with service conditions, which are generally the vesting periods of the awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes option pricing model uses the option exercise price as well as estimates and assumptions related to the expected price volatility of the Company’s stock, the rate of return on risk-free investments, the expected period during which the options will be outstanding, and the expected dividend yield for the Company’s stock to estimate the fair value of a stock option on the grant date. The options granted during 2015, 2014 and 2013 had a weighted-average grant-date fair value per share of $52.16, $39.95 and $25.79, respectively.
The fair value of each option granted during 2015, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2015	2014	2013
Expected stock price volatility	47.29%	50.86%	46.20%
Risk-free interest rate	1.61%	1.77%	1.25%
Expected term of options (in years)	5.28	5.47	5.81
Expected annual dividends	—	—	—

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The weighted-average valuation assumptions were determined as follows:

•
Expected stock price volatility: Expected stock price volatility is calculated using the trailing one month average of daily implied volatilities prior to grant date. Implied volatility is based on options to purchase the Company’s stock with remaining terms of greater than one year that are regularly traded in the market.

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
Restricted Stock and Restricted Stock Units
The Company issues restricted stock and restricted stock units with service conditions, which are generally the vesting periods of the awards. The Company also issues, to certain members of senior management, on an annual basis restricted stock and restricted stock units that vest upon the earlier of the satisfaction of (i) a performance condition or (ii) a service condition. In addition, in 2015 and 2014, the Company issued, pursuant to a retention program, restricted stock awards to certain members of senior management that will vest upon the satisfaction of both (i) a performance condition and (ii) a service condition.
Employee Stock Purchase Plan
The weighted-average fair value of each purchase right granted during 2015, 2014 and 2013 was $37.84, $29.59 and $21.08, respectively. The following table reflects the weighted-average assumptions used in the Black-Scholes option pricing model for 2015, 2014 and 2013:

	2015	2014	2013
Expected stock price volatility	47.20%	60.32%	54.69%
Risk-free interest rate	0.40%	0.09%	0.08%
Expected term (in years)	0.72	0.75	0.74
Expected annual dividends	—	—	—
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
Sale of HIV Protease Inhibitor Royalty Stream
In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of December 31, 2015, the Company had $26.0 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.
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
The components of loss from continuing operations before provision for (benefit from) income taxes during the three years ended December 31, 2015 consisted of the following:

	2015	2014	2013
	(in thousands)
United States	$(272,326)	$(645,465)	$(10,638)
Foreign	(285,474)	(89,410)	(615,406)
Loss from continuing operations before provision for (benefit from) income taxes	$(557,800)	$(734,875)	$(626,044)
The components of the provision for (benefit from) income taxes from continuing operations during the three years ended December 31, 2015 consisted of the following:

	2015	2014	2013
	(in thousands)
Current taxes:
United States	$25,623	$2,853	$—
Foreign	831	2,457	1,085
State	3,629	1,366	4,080
Total current taxes	$30,083	$6,676	$5,165
Deferred taxes:
United States	$497	$244	$—
Foreign	(355)	—	(127,587)
State	156	38	—
Total deferred taxes	$298	$282	$(127,587)
Provision for (benefit from) income taxes	$30,381	$6,958	$(122,422)
The difference between the Company’s “expected” tax provision (benefit), as computed by applying the U.S. federal corporate tax rate of 35% to loss from continuing operations before provision for (benefit from) income taxes, and actual tax is reconciled as follows:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

	2015	2014	2013
	(in thousands)
Loss from continuing operations before provision for (benefit from) income taxes	$(557,800)	$(734,875)	$(626,044)
Expected tax provision (benefit)	(195,230)	(257,206)	(219,115)
State taxes, net of federal benefit	3,800	1,124	3,844
Foreign rate differential	47,402	39,335	79,799
Tax credits	(55,696)	(33,788)	(16,775)
Unbenefitted operating losses (gains)	226,169	241,037	(29,900)
Non-deductible expenses	5,817	18,756	9,614
Rate change	(1,224)	(1,826)	50,076
Other	(657)	(474)	35
Provision for (benefit from) income taxes	$30,381	$6,958	$(122,422)
The foreign rate differential in the tax rate reconciliation table reflects the effect of operations in jurisdictions with tax rates that are different from the United States. As set forth in the components of loss before provision for (benefit from) income taxes, the Company had losses in foreign jurisdictions in each year presented. Due to lower foreign tax rates, particularly in the United Kingdom, the Company’s tax benefit in foreign loss jurisdictions is less than the “expected” tax benefit that would have resulted from losses in these jurisdictions at corporate tax rates in the United States. The difference between the tax benefit at foreign corporate tax rates and the “expected” benefit based on corporate tax rates in the United States is reflected in the tax reconciliation table under the caption “foreign rate differential.”
The unbenefitted operating losses in the tax rate reconciliation table primarily reflect a change in the valuation allowance on deferred tax assets related to the United States, United Kingdom and Switzerland. In 2015 and 2014, the valuation allowance increased primarily due to an increase in the net operating loss in the United States with no benefit due to the uncertainty in the Company’s ability to use them in future periods. In the United Kingdom and Switzerland losses have been incurred that cannot be benefitted due to uncertainty in the Company’s ability to use them in future periods resulting in an unfavorable effect on the tax provision.
Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes were as follows:

	As of December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss	$1,250,642	$996,172
Tax credit carryforwards	315,535	265,339
Intangible assets	14,673	3,174
Deferred revenues	9,341	15,771
Stock-based compensation	93,404	61,527
Inventories	5,913	13,395
Accrued expenses	27,236	37,699
Currency translation adjustment	222	—
Construction financing lease obligation	176,250	175,853
Gross deferred tax assets	1,893,216	1,568,930
Valuation allowance	(1,716,349)	(1,409,936)
Total deferred tax assets	176,867	158,994
Deferred tax liabilities:
Property and equipment	(175,424)	(158,994)
Acquired intangibles	(110,439)	(11,544)
Unrealized gain	$(1,088)	$—
Net deferred tax liabilities	$(110,084)	$(11,544)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The Company presents its deferred tax assets and deferred tax liabilities gross on its consolidated balance sheets. As of December 31, 2015, $110.4 million of the deferred tax liabilities are attributable to the Company’s collaborations with BioAxone and Parion. As of December 31, 2014, $11.5 million of the deferred tax liabilities are attributable to the Company’s collaboration with BioAxone.
For federal income tax purposes, as of December 31, 2015, the Company has net operating loss carryforwards of approximately $4.2 billion and tax credits of $217.5 million, which may be used to offset future federal income and tax liability, respectively. Approximately $1.1 billion of the federal net operating loss carryforward will result in an increase to additional paid-in capital if and when these carryforwards are used to reduce income taxes payable.
For state income tax purposes, the Company has net operating loss carryforwards of approximately $1.0 billion and tax credits of $97.3 million, which may be used to offset future state income and tax liability, respectively. Approximately $195.1 million of the state net operating loss carryforward will result in an increase to additional paid-in capital if and when these carryforwards are used to reduce state income taxes payable.
These federal and state operating loss carryforwards and tax credits expire at various dates through 2035. After consideration of all the evidence, both positive and negative, the Company continues to maintain a valuation allowance for the majority of the 2015 deferred tax asset because it is more likely than not that the deferred tax asset will not be realized. In future periods, if management determines that it is more likely than not that the deferred tax asset will be realized, (i) the valuation allowance would be decreased, (ii) a portion or all of the deferred tax asset would be reflected on the Company’s consolidated balance sheet and (iii) the Company would record non-cash benefits in its consolidated statements of operations related to the reflection of the deferred tax asset on its consolidated balance sheets.
The valuation allowance increased by $306.4 million from December 31, 2014 to December 31, 2015 primarily due to an increase in net operating losses and credits.
Unrecognized tax benefits during the two years ended December 31, 2015 consisted of the following:

	2015	2014
	(in thousands)
Unrecognized tax benefits beginning of year	$880	$2,024
Decrease for prior period positions	—	(27)
Decrease due to settlements and payments	(455)	(1,117)
Unrecognized tax benefits end of year	$425	$880
The Company had gross unrecognized tax benefits of $0.4 million and $0.9 million, respectively, as of December 31, 2015 and 2014. At December 31, 2015, $0.4 million represented the amount of unrecognized tax benefits that, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of December 31, 2015, no interest and penalties have been accrued. In 2016, it is reasonably possible that the Company will reduce the balance of its unrecognized tax benefits by approximately $0.4 million due to the application of statute of limitations and settlements with taxing authorities, all of which would reduce the Company’s effective tax rate.
The Company files United States federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the United States before 2011 or any other major taxing jurisdiction for years before 2010, except where the Company has net operating losses or tax credit carryforwards that originate before 2010. The Company currently is under examination by Revenue Quebec for the year ended December 31, 2013 and the Internal Revenue Service, Delaware, Pennsylvania and Texas for the various periods between December 31, 2011 and December 31, 2013. No adjustments have been reported. The Company is not under examination by any other jurisdictions for any tax year. The Company concluded audits with the Canada Revenue Agency and Revenue Quebec during 2014, and Massachusetts and New York during 2015, with no material adjustments.
At December 31, 2015, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to U.S. federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

Q.	Restructuring Expenses
Facility Lease Obligations
The Company has adopted several plans to restructure its facility operations for which it has incurred restructuring expenses in the three years ended December 31, 2015. The Company’s initial estimate of its liabilities for net ongoing costs associated with these facility obligations are recorded at fair value on the cease use date. In estimating the expenses and liabilities related to these facilities, the Company utilizes a probability-weighted discounted cash-flows of the Company’s ongoing lease obligations. In estimating the expense and liability under its lease obligations, the Company estimated (i) the costs to be incurred to satisfy rental and build-out commitments under the lease (including operating costs), (ii) the lead-time necessary to sublease the space, (iii) the projected sublease rental rates and (iv) the anticipated durations of subleases. The Company uses a credit-adjusted risk-free rate to discount the estimated cash flows.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

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
The activities related to 2003 restructuring liability for 2004 through 2015 were as follows:

	2015	2014	2013	2004-2015
	(in thousands)
Liability, beginning of the period	$11,596	$19,115	$23,328	$69,526
Cash payments	(14,625)	(17,494)	(15,255)	(211,071)
Cash received from subleases	11,089	12,912	10,670	99,709
Credit for portion of facility Vertex decided to occupy in 2005	—	—	—	(10,018)
Restructuring expense	(116)	(2,937)	372	59,798
Liability, end of the period	$7,944	$11,596	$19,115	$7,944
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
The activities related to the Fan Pier relocation restructuring liability for the three years ended December 31, 2015 were as follows:

	2015	2014	2013
	(in thousands)
Liability, beginning of the period	$33,390	$797	$—
Cash payments	(30,022)	(18,271)	(401)
Cash received from subleases	4,229	—	—
Restructuring expense	(1,633)	50,864	1,198
Liability, end of the period	$5,964	$33,390	$797
Other Restructuring Activities
The Company has engaged in several other restructuring activities that are unrelated to its 2003 Kendall Restructuring and the Fan Pier Move Restructuring. The most significant activity commenced in October 2013 when the Company adopted a restructuring plan that included (i) a workforce reduction primarily related to the commercial support of INCIVEK

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

following the continued and rapid decline in the number of patients being treated with INCIVEK as new medicines for the treatment of HCV infection neared approval and (ii) the write-off of certain assets. This action resulted from the Company’s decision to focus its investment on future opportunities in CF and other research and development programs.
The activities related to the Company’s other restructuring liabilities for the three years ended December 31, 2015 were as follows:

	2015	2014	2013
	(in thousands)
Liability, beginning of the period	$869	$8,441	$—
Cash payments	(3,374)	(10,570)	(22,916)
Asset impairments and other non-cash expense	—	—	(7,594)
Restructuring expense	3,955	2,998	38,951
Liability, end of the period	$1,450	$869	$8,441

R.	Employee Benefits
The Company has a 401(k) retirement plan (the “Vertex 401(k) Plan”) in which substantially all of its permanent U.S. employees are eligible to participate. Participants may contribute up to 60% of their annual compensation to the Vertex 401(k) Plan, subject to statutory limitations. The Company may declare discretionary matching contributions to the Vertex 401(k) Plan. Through mid-2013, the Company paid matching contributions in Vertex common stock in the form of fully-vested interests in a Vertex common stock fund. Beginning in mid-2013, the Company began paying matching contributions in the form of cash. For the years ended December 31, 2015, 2014 and 2013, the Company contributed approximately $12.8 million, $12.0 million and $12.6 million to the plan, respectively. As of December 31, 2015, 755,000 shares of common stock remained available for grant under the Vertex 401(k) Plan. In 2013, the Company declared matching contributions paid in fully-vested interests in the Vertex common stock fund to the Vertex 401(k) Plan as follows:

2013
(in thousands)
Discretionary matching contributions during the year ended December 31, 2013	$5,930
Shares issued during the year ended December 31, 2013	99
Shares issuable as of the year ended December 31, 2013	—

S.	Commitments and Contingencies
Lease Obligations
The Company moved into its corporate headquarters in January 2014. Please refer to Note L, “Long Term Obligations,” for additional information regarding this commitment. In December 2015, the Company entered into a lease agreement for 3215 Merryfield Row, San Diego, California. Please refer to Note L, “Long Term Obligations,” for additional information regarding this commitment.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2015, future minimum commitments under the Fan Pier Leases, facility leases with terms of more than one year and contractual sublease income under the Company’s subleases for the Kendall Square Facility as adjusted for a sublease executed in February 2015 were as follows:

Year	Fan Pier Leases	Kendall Square Lease	Kendall Sublease Income	Other Leases	Total Lease Commitments (Net of Sublease Income)
	(in thousands)
2016	$67,206	$19,984	$(15,515)	$13,922	$85,597
2017	67,206	19,984	(15,515)	15,472	87,147
2018	67,206	6,661	(5,172)	16,121	84,816
2019	72,589	—	—	20,156	92,745
2020	72,589	—	—	19,879	92,468
Thereafter	607,621	—	—	219,483	827,104
Total minimum lease payments	$954,417	$46,629	$(36,202)	$305,033	$1,269,877
During 2015, 2014 and 2013, rental expense was $18.1 million, $38.9 million and $57.7 million, respectively. The majority of the Company’s lease payments related to the Fan Pier Leases are recorded as interest expense because the Company is deemed for accounting purposes to be the owner of the Buildings. Please refer to Note L, “Long Term Obligations,” for further information.
The Company has outstanding leases, which are accounted for as capital leases, for equipment, leasehold improvements and software licenses with terms through 2019.  The capital leases bear interest at rates ranging from less than 1% to 9% per year. The following table sets forth the Company’s future minimum payments due under capital leases as of December 31, 2015:

Year	(in thousands)
2016	$18,773
2017	19,248
2018	19,146
2019	6,719
2020	1,089
Thereafter	209
Total payments	65,184
Less: amount representing interest	(6,716)
Present value of payments	$58,468
In addition, the Company has committed to make potential future milestone and royalty payments pursuant to certain collaboration agreements. Payments generally become due and payable upon the achievement of certain developmental, regulatory and/or commercial milestones. Please refer to Note B, “Collaborative Arrangements,” for further information.
Financing Arrangements
As of December 31, 2015, the Company had irrevocable stand-by letters of credit outstanding that were issued in connection with property leases and other similar agreements totaling $21.9 million that are cash collateralized. The cash used to support these letters of credit is included in restricted cash, as of December 31, 2015, on the Company’s consolidated balance sheet.
Litigation
On May 28, 2014, a purported shareholder class action Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al. was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of the Company’s current and former officers and directors as defendants. The lawsuit alleged that

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

the Company made material misrepresentations and/or omissions of material fact in the Company’s disclosures during the period from May 7, 2012 through May 29, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The purported class consists of all persons (excluding defendants) who purchased the Company’s common stock between May 7, 2012 and May 29, 2012. The plaintiffs seek unspecified monetary damages, costs and attorneys’ fees as well as disgorgement of the proceeds from certain individual defendants’ sales of the Company’s stock. On October 8, 2014, the Court approved Local No. 8 IBEW Retirement Fund as lead plaintiff, and Scott and Scott LLP as lead counsel for the plaintiff and the putative class. The Company filed a motion to dismiss the complaint on December 8, 2014 and the plaintiffs filed their opposition to the Company’s motion to dismiss on January 22, 2015. On February 23, 2015, the Company filed a reply to the plaintiffs’ opposition to its motion to dismiss.  The court heard oral argument on the motion to dismiss on March 6, 2015 and took the motion under advisement. On September 30, 2015, the court granted the Company’s motion to dismiss. On October 15, 2015, the plaintiff filed a notice of appeal. The Company believes the claims to be without merit and intends to vigorously defend the litigation. As of December 31, 2015, the Company has not recorded any reserves for this purported class action.
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
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of December 31, 2015 or 2014.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

T.	Segment Information
Segment reporting is prepared on the same basis that the Company’s chief executive officer, who is the Company’s chief operating decision maker, manages the business, makes operating decisions and assesses performance. The Company operates in one segment, pharmaceuticals. Enterprise-wide disclosures about revenues, significant customers, and property and equipment, net by location are presented below.
Revenues by Product
Product revenues, net consisted of the following:

	2015	2014	2013
	(in thousands)
KALYDECO	$631,674	$463,750	$371,285
ORKAMBI	350,663	—	—
INCIVEK	17,987	24,071	466,360
Total product revenues, net	$1,000,324	$487,821	$837,645
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

	2015	2014	2013
	(in thousands)
United States	$763,316	$361,074	$896,952
Outside of the United States
Europe	219,596	197,611	279,557
Other	49,424	21,730	35,466
Total revenues outside of the United States	269,020	219,341	315,023
Total revenues	$1,032,336	$580,415	$1,211,975
In 2015 and 2014, revenues attributable to the United Kingdom were the majority of the Company’s European revenues.
Significant Customers
Gross revenues and accounts receivable from each of the Company’s customers who individually accounted for 10% or more of total gross revenues and/or 10% or more of total gross accounts receivable consisted of the following:

	Percent of Total Gross Revenues			Percent of Gross Accounts Receivable
	Year Ended December 31,			As of December 31,
	2015	2014	2013	2015	2014
Walgreen Co.	20%	12%	<10%	15%	11%
CVS/Caremark	17%	<10%	<10%	17%	<10%
Accredo/Curascript	15%	<10%	<10%	16%	<10%
Bupa Home Healthcare Limited	<10%	<10%	<10%	<10%	20%
Janssen Inc.	<10%	<10%	N/A	<10%	12%
Janssen NV	<10%	<10%	22%	<10%	<10%
AmerisourceBergen Drug Corporation	<10%	<10%	21%	<10%	<10%
McKesson Corporation	<10%	<10%	21%	<10%	<10%

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Property and Equipment, Net by Location
Property and equipment, net by location consisted of the following:

	As of December 31,
	2015	2014
	(in thousands)
United States	$661,421	$676,968
Outside of the United States
United Kingdom	32,793	33,628
Other	3,501	5,216
Total property and equipment, net outside of the United States	36,294	38,844
Total property and equipment, net	$697,715	$715,812

U.	Quarterly Financial Data (unaudited)
The following table sets forth the Company’s quarterly financial data for the two years ended December 31, 2015 and have been revised to reflect discontinued operations for quarterly periods prior to the three months ended September 30, 2014.

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except per share amounts)
Revenues:
Product revenues, net	$130,875	$160,388	$302,511	$406,550
Royalty revenues	6,792	5,077	5,759	6,331
Collaborative revenues	842	611	1,546	5,054
Total revenues	138,509	166,076	309,816	417,935
Costs and expenses:
Cost of product revenues	9,381	15,409	30,269	62,092
Royalty expenses	2,926	1,451	1,691	1,293
Research and development expenses (1)	215,599	223,858	246,284	310,181
Sales, general and administrative expenses	85,860	94,394	99,772	96,549
Restructuring (income) expenses	(3,272)	2,128	1,826	1,524
Total costs and expenses	310,494	337,240	379,842	471,639
Loss from operations	(171,985)	(171,164)	(70,026)	(53,704)
Interest expense, net	(21,307)	(21,111)	(21,134)	(20,654)
Other (expense) income, net	(5,113)	1,414	(1,326)	(1,690)
Loss before provision for (benefit from) income taxes	(198,405)	(190,861)	(92,486)	(76,048)
Provision for (benefit from) income taxes	299	30,131	1,330	(1,379)
Net loss	(198,704)	(220,992)	(93,816)	(74,669)
Loss (income) attributable to noncontrolling interest	98	32,144	(1,333)	938
Net loss attributable to Vertex	$(198,606)	$(188,848)	$(95,149)	$(73,731)

Amounts per share attributable to Vertex common shareholders:
Net loss:
Basic and diluted	$(0.83)	$(0.78)	$(0.39)	$(0.30)
Shares used in per share calculations:
Basic and diluted	239,493	240,757	241,969	242,987

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except per share amounts)
Revenues:
Product revenues, net	$103,461	$122,319	$137,099	$124,942
Royalty revenues	10,733	13,015	8,386	8,785
Collaborative revenues (2)	4,257	3,087	33,502	10,829
Total revenues	118,451	138,421	178,987	144,556
Costs and expenses:
Cost of product revenues	8,572	9,655	10,208	11,290
Royalty expenses	6,904	7,645	3,976	2,737
Research and development expenses	238,617	224,487	190,939	201,463
Sales, general and administrative expenses	74,212	77,446	75,224	78,527
Restructuring expenses (income) (3)	6188	(270)	40,843	4,164
Total costs and expenses	334,493	318,963	321,190	298,181
Loss from operations	(216,042)	(180,542)	(142,203)	(153,625)
Interest expense, net	(15,717)	(15,585)	(20,384)	(21,177)
Other income (expense), net (4)	451	37,731	(3,990)	(3,792)
Loss from continuing operations before provision for income taxes	(231,308)	(158,396)	(166,577)	(178,594)
Provision for income taxes	803	693	3,419	2,043
Loss from continuing operations	(232,111)	(159,089)	(169,996)	(180,637)
Loss from discontinued operations, net of tax benefit	(346)	(293)	(64)	(209)
Net loss	(232,457)	(159,382)	(170,060)	(180,846)
Loss attributable to noncontrolling interest	—	—	—	4,190
Net loss attributable to Vertex	$(232,457)	$(159,382)	$(170,060)	$(176,656)

Amounts attributable to Vertex:
Loss from continuing operations attributable to Vertex	$(232,111)	$(159,089)	$(169,996)	$(176,447)
Loss from discontinued operations	(346)	(293)	(64)	(209)
Net loss attributable to Vertex	$(232,457)	$(159,382)	$(170,060)	$(176,656)

Amounts per share attributable to Vertex common shareholders:
Net loss from continuing operations:
Basic and diluted	$(1.00)	$(0.68)	$(0.72)	$(0.74)
Net loss from discontinued operations:
Basic and diluted	$—	$—	$—	$—
Net loss:
Basic and diluted	$(1.00)	$(0.68)	$(0.72)	$(0.74)
Shares used in per share calculations:
Basic and diluted	232,887	233,808	236,137	238,272

1.
During fourth quarter of 2015, the Company made a one-time $75.0 million upfront payment to CRISPR Therapeutics in connection with the collaboration, which was recorded as a research and development expense. See Note B, “Collaborative Arrangements,” for further information.

2.
During the third quarter of 2014, the Company received a non-refundable up-front payment of $30.0 million from Janssen Inc., which was recorded as collaborative revenues. See Note B, “Collaborative Arrangements,” for further information.

3.
During the third quarter of 2014, the Company recorded $40.8 million of restructuring expenses primarily related to the relocation of its corporate headquarters to Boston from Cambridge. See Note Q, “Restructuring Expenses,” for further information.

4.
During the second quarter of 2014, the Company received a one-time cash payment of $36.7 million from its landlord pursuant to the Fan Pier Leases, which was recorded as other income. See Note O, “Other Arrangements,” for further information.