Form 10-Q
period 2016-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2016-05-03
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	247,349,864
Class	Outstanding at April 20, 2016

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

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

Part I. Financial Information
Item 1.    Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product revenues, net	$394,410	$130,875
Royalty revenues	3,596	6,792
Collaborative revenues	74	842
Total revenues	398,080	138,509
Costs and expenses:
Cost of product revenues	49,789	9,381
Royalty expenses	860	2,926
Research and development expenses	255,860	215,599
Sales, general and administrative expenses	105,214	85,860
Restructuring expenses (income), net	687	(3,272)
Total costs and expenses	412,410	310,494
Loss from operations	(14,330)	(171,985)
Interest expense, net	(20,698)	(21,307)
Other income (expenses), net	4,411	(5,113)
Loss from continuing operations before provision for income taxes	(30,617)	(198,405)
Provision for income taxes	5,485	299
Net loss	(36,102)	(198,704)
(Income) loss attributable to noncontrolling interest	(5,529)	98
Net loss attributable to Vertex	$(41,631)	$(198,606)

Amounts per share attributable to Vertex common shareholders:
Net loss:
Basic	$(0.17)	$(0.83)
Diluted	$(0.17)	$(0.83)
Shares used in per share calculations:
Basic	243,831	239,493
Diluted	243,831	239,493
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(36,102)	$(198,704)
Changes in other comprehensive loss:
Unrealized holding gains on marketable securities	229	176
Unrealized (losses) gains on foreign currency forward contracts, net of tax	(5,212)	306
Foreign currency translation adjustment	(1,740)	(608)
Total changes in other comprehensive loss	(6,723)	(126)
Comprehensive loss	(42,825)	(198,830)
Comprehensive (income) loss attributable to noncontrolling interest	(5,529)	98
Comprehensive loss attributable to Vertex	$(48,354)	$(198,732)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$604,245	$714,768
Marketable securities, available for sale	421,373	327,694
Restricted cash and cash equivalents (VIE)	76,273	78,910
Accounts receivable, net	181,878	177,639
Inventories	63,200	57,207
Prepaid expenses and other current assets	55,866	50,935
Total current assets	1,402,835	1,407,153
Property and equipment, net	690,521	697,715
Intangible assets	284,340	284,340
Goodwill	50,384	50,384
Cost method investment in CRISPR	30,138	—
Notes Receivable	—	30,000
Restricted cash	22,088	22,083
Other assets	7,600	6,912
Total assets	$2,487,906	$2,498,587
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$75,221	$74,942
Accrued expenses	272,665	305,820
Deferred revenues, current portion	14,705	16,296
Accrued restructuring expenses, current portion	7,790	7,894
Capital lease obligations, current portion	17,292	15,545
Senior secured term loan, current portion	146,251	71,296
Other liabilities, current portion	18,117	14,374
Total current liabilities	552,041	506,167
Deferred revenues, excluding current portion	8,490	9,714
Accrued restructuring expenses, excluding current portion	6,145	7,464
Capital lease obligations, excluding current portion	38,886	42,923
Deferred tax liability	112,259	110,439
Construction financing lease obligation, excluding current portion	472,494	472,611
Senior secured term loan, net of current portion and discount	149,571	223,863
Other liabilities, excluding current portion	31,822	31,778
Total liabilities	1,371,708	1,404,959
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 500,000,000 and 500,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; 247,286,705 and 246,306,818 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2,429	2,427
Additional paid-in capital	6,262,964	6,197,500
Accumulated other comprehensive (loss) income	(4,899)	1,824
Accumulated deficit	(5,303,415)	(5,261,784)
Total Vertex shareholders' equity	957,079	939,967
Noncontrolling interest	159,119	153,661
Total shareholders’ equity	1,116,198	1,093,628
Total liabilities and shareholders’ equity	$2,487,906	$2,498,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2014	241,764	$2,385	$5,777,154	$917	$(4,705,450)	$1,075,006	$21,177	$1,096,183
Other comprehensive loss, net of tax	—	—	—	(126)	—	(126)	—	(126)
Net loss	—	—	—	—	(198,606)	(198,606)	(98)	(198,704)
Issuance of common stock under benefit plans	1,816	14	41,902	—	—	41,916	—	41,916
Stock-based compensation expense	—	—	58,268	—	—	58,268	—	58,268
Balance at March 31, 2015	243,580	$2,399	$5,877,324	$791	$(4,904,056)	$976,458	$21,079	$997,537

Balance at December 31, 2015	246,307	$2,427	$6,197,500	$1,824	$(5,261,784)	$939,967	$153,661	$1,093,628
Other comprehensive loss, net of tax	—	—	—	(6,723)	—	(6,723)	—	(6,723)
Net loss	—	—	—	—	(41,631)	(41,631)	5,529	(36,102)
Issuance of common stock under benefit plans	980	2	9,147	—	—	9,149	—	9,149
Stock-based compensation expense	—	—	56,317	—	—	56,317	(71)	56,246
Balance at March 31, 2016	247,287	$2,429	$6,262,964	$(4,899)	$(5,303,415)	$957,079	$159,119	$1,116,198
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(36,102)	$(198,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	55,472	57,384
Depreciation and amortization expense	16,415	16,363
Deferred income taxes	2,060	—
Other non-cash items, net	(3,835)	629
Changes in operating assets and liabilities:
Accounts receivable, net	(2,512)	(5,863)
Inventories	(4,771)	(2,635)
Prepaid expenses and other assets	(7,325)	(15,233)
Accounts payable	(343)	(23,556)
Accrued expenses and other liabilities	(29,922)	(20,921)
Accrued restructuring expense	(1,459)	(24,367)
Deferred revenues	(2,815)	(5,333)
Net cash used in operating activities	(15,137)	(222,236)
Cash flows from investing activities:
Purchases of marketable securities	(224,624)	(125,655)
Maturities of marketable securities	131,173	371,423
Expenditures for property and equipment	(11,974)	(10,558)
Increase in restricted cash and cash equivalents	(3)	(21,971)
Decrease in restricted cash and cash equivalents (VIE)	2,637	—
Decrease in other assets	83	799
Net cash (used in) provided by investing activities	(102,708)	214,038
Cash flows from financing activities:
Issuances of common stock under benefit plans	8,846	41,616
Payments on capital lease obligations	(4,041)	(4,497)
Proceeds from capital lease financing	—	13,386
Payments on construction financing lease obligation	(103)	(91)
Net cash provided by financing activities	4,702	50,414
Effect of changes in exchange rates on cash	2,620	(2,596)
Net increase in cash and cash equivalents	(110,523)	39,620
Cash and cash equivalents—beginning of period	714,768	625,259
Cash and cash equivalents—end of period	$604,245	$664,879

Supplemental disclosure of cash flow information:
Cash paid for interest	$20,603	$21,538
Cash paid for income taxes	$581	$60
Issuances of common stock exercises from employee benefit plans receivable	$593	$964
The Company has reclassified certain amounts in the period ending March 31, 2015 between operating, investing, and financing to correct improper classifications.

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

Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2016 and 2015.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2016 (the "2015 Annual Report on Form 10-K").
Use of Estimates and Summary of Significant Accounting Policies
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, inventories, research and development expenses, stock-based compensation expense, restructuring expense, the fair value of intangible assets, goodwill, contingent consideration, noncontrolling interest, the consolidation of VIEs, leases, the fair value of cash flow hedges and the provision for or benefit from income taxes. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
The Company's significant accounting policies are described in Note A, "Nature of Business and Accounting Policies," in the 2015 Annual Report on Form 10-K.
Recent Accounting Pronouncements
In 2016, the Financial Accounting Standards Board (“FASB”) issued amended guidance applicable to leases that will be effective for the year ending December 31, 2019. Early adoption is permitted. This update requires an entity to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. The Company is in the process of evaluating the new guidance and determining the expected effect on its consolidated financial statements.

In 2016, the FASB issued amended guidance applicable to share-based compensation to employees that will be effective for the year ending December 31, 2017. Early adoption is permitted. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company is in the process of evaluating the new guidance and determining the expected effect on its consolidated financial statements.

For a discussion of other recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies—Recent Accounting Pronouncements,” in the 2015 Annual Report on Form 10-K. The Company did not adopt any

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

new accounting pronouncements during the three months ended March 31, 2016 that had a material effect on its condensed consolidated financial statements.

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
In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from sales to Customers and (ii) reasonably estimate its net product revenues upon delivery to its Customers' locations. The Company calculates gross product revenues based on the price that the Company charges its Customers. The Company estimates its net product revenues by deducting from its gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and Customer fees, (b) estimated government and private payor rebates, chargebacks and discounts, (c) estimated reserves for expected product returns and (d) estimated costs of co-pay assistance programs for patients, as well as other incentives for certain indirect customers.
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
The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2016:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2015	$2,089	$44,669	$1,228	$1,310	$49,296
Provision related to current period sales	4,707	31,138	924	3,280	40,049
Adjustments related to prior period sales	(38)	(2,181)	(75)	—	(2,294)
Credits/payments made	(4,698)	(19,132)	(260)	(3,281)	(27,371)
Balance at March 31, 2016	$2,060	$54,494	$1,817	$1,309	$59,680

C.	Collaborative Arrangements
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
Under the April 2011 Amendment, CFFT agreed to provide the Company with up to $75.0 million in funding over approximately five years for corrector compound research and development activities. The Company retains the right to develop and commercialize KALYDECO (ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor), lumacaftor and VX-661. The Company recognized no collaborative revenues from this collaboration during the three months ended March 31, 2016 and 2015.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

In the original agreement, as amended prior to the April 2011 Amendment, the Company agreed to pay CFFT tiered royalties calculated as a percentage, ranging from single digits to sub-teens, of annual net sales of any approved drugs first synthesized or tested during the research term that ended in 2008, including ivacaftor, lumacaftor and VX-661. The April 2011 Amendment provides for a tiered royalty in the same range on net sales of corrector compounds first synthesized or tested during the research term that ended in February 2014. In each of 2012 and 2013, CFFT earned a commercial milestone payment of $9.3 million from the Company upon achievement of certain sales levels for KALYDECO. In each of the fourth quarter of 2015 and first quarter of 2016, CFFT earned a commercial milestone payment of $13.9 million from the Company upon achievement of certain sales levels of lumacaftor. There are no additional commercial milestone payments payable by the Company to CFFT related to sales levels for KALYDECO or ORKAMBI.
The Company began marketing KALYDECO in the United States and certain countries in the European Union in 2012 and began marketing ORKAMBI in the United States in 2015. The Company received approval for ORKAMBI in the European Union in 2015 and in Canada and Australia in 2016. The Company has royalty obligations to CFFT for ivacaftor, lumacaftor and VX-661 until the expiration of patents covering that compound. The Company has patents in the United States and European Union covering the composition-of-matter of ivacaftor that expire in 2027 and 2025, respectively, subject to potential patent extensions. The Company has patents in the United States and European Union covering the composition-of-matter of lumacaftor that expire in 2030 and 2026, respectively, subject to potential extension. The Company has patents in the United States and European Union covering the composition-of-matter of VX-661 that expire in 2027 and 2028, respectively, subject to potential extension.
CRISPR Therapeutics AG
On October 26, 2015, the Company entered into a strategic collaboration, option and license agreement (the "CRISPR Agreement") with CRISPR Therapeutics AG and its affiliates ("CRISPR") to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene editing technology. The Company has the exclusive right to license up to six CRISPR-Cas9-based targets. In connection with the CRISPR Agreement, the Company made an upfront payment to CRISPR of $75.0 million and a $30.0 million investment in CRISPR pursuant to a convertible loan agreement that converted into preferred stock in January 2016. The Company expensed $75.0 million to research and development, and the $30.0 million investment was recorded at cost and is classified as a long-term asset on the Company’s condensed consolidated balance sheet.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three months ended March 31, 2016 and 2015, the Company recognized the following revenues attributable to the Janssen NV collaboration:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Royalty revenues (INCIVO)	$78	$1,525
Collaborative revenues (telaprevir)	—	642
Total revenues attributable to the Janssen NV collaboration	$78	$2,167

Variable Interest Entities
The Company has entered into several agreements pursuant to which it has licensed rights to certain drug candidates from third-party collaborators, which has resulted in the consolidation of the third parties' financial statements into the Company's condensed consolidated financial statements as VIEs. In order to account for the fair value of the contingent milestone and royalty payments related to these collaborations under GAAP, the Company uses present-value models based on assumptions regarding the probability of achieving the relevant milestones, estimates regarding the time to develop the drug candidates, estimates of future product sales and the appropriate discount rates. The Company bases its estimate of the probability of achieving the relevant milestones on industry data for similar assets and its own experience. The discount rates used in the valuation model represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Changes in these assumptions could have a material effect on the fair value of the contingent milestone and royalty payments. The following collaborations are reflected in the Company's financial statements as consolidated VIEs:
Parion Sciences, Inc.
License and Collaboration Agreement

On June 4, 2015, the Company entered into a strategic collaboration and license agreement (the "Parion Agreement") with Parion Sciences, Inc. (“Parion”).  Pursuant to the agreement, the Company is collaborating with Parion to develop investigational epithelial sodium channel (“ENaC”) inhibitors, including VX-371 (formerly P-1037) and VX-551 (formerly P-1055), for the potential treatment of cystic fibrosis, or CF, and other pulmonary diseases.  The Company is leading development activities for VX-371 and VX-551 and is responsible for all costs, subject to certain exceptions, related to development and commercialization of the compounds.

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

The Company may terminate the Parion Agreement upon 90 days’ notice to Parion prior to any licensed product receiving marketing approval or upon 180 days’ notice after a licensed product has received marketing approval. If the Company experiences a change of control prior to the initiation of the first Phase 3 clinical trial for a licensed product, Parion may terminate the Parion Agreement upon 30 days’ notice, subject to the Company's right to receive specified royalties on any subsequent commercialization of licensed products. The Parion Agreement also may be terminated by either party for a

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the Parion Agreement will continue in effect until the expiration of the Company's royalty obligations, which expire on a country-by-country basis on the later of (i) the date the last-to-expire patent covering a licensed product expires or (ii) ten years after the first commercial sale in the country.

The Company determined that Parion is a VIE based on, among other factors, the significance to Parion of the ENaC inhibitors licensed to the Company pursuant to the Parion Agreement and on the Company's power to direct the activities that most significantly affect the economic performance of Parion.  Accordingly, the Company consolidated Parion's financial statements beginning on June 4, 2015. However, the Company's interests in Parion are limited to those accorded to the Company in the Parion Agreement. In particular, the Company did not acquire any equity interest in Parion, any interest in Parion's cash and cash equivalents or any control over Parion's activities that do not relate to the Parion Agreement.
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
Allocation of Assets and Liabilities

For the purposes of the condensed consolidated balance sheets at June 4, 2015 and March 31, 2016, the Company allocated the total consideration, which is comprised of the up-front payment and the fair value of the contingent milestone and royalty payments, intangible assets, goodwill, deferred tax liability, net and net other assets and liabilities.

The Company recorded $255.3 million of intangible assets on the Company's condensed consolidated balance sheet for Parion's in-process research and development assets. These in-process research and development assets relate to Parion's pulmonary ENaC platform, including the intellectual property related to VX-371 and VX-551, that are licensed by Parion to the Company. The difference between the fair value of the consideration and the fair value of Parion's assets (including the fair value of intangible assets) and liabilities was allocated to goodwill.

The following table summarizes the fair values of the assets and liabilities recorded on the effective date of the Parion Agreement:

June 4, 2015
(in thousands)
Intangible assets	$255,340
Goodwill	10,468
Deferred tax liability	(91,023)
Net other assets (liabilities)	(10,468)
Net assets attributable to noncontrolling interests	$164,317

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Aggregate VIE Financial Information

An aggregate summary of net loss attributable to noncontrolling interest related to the Company's VIEs for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Loss attributable to noncontrolling interest before provision for income taxes	$839	$287
Provision for (benefit from) income taxes	3,062	(64)
Increase in fair value of contingent milestone and royalty payments	(9,430)	(125)
Net (income) loss attributable to noncontrolling interest	$(5,529)	$98

During the three months ended March 31, 2016 and 2015, the fair value of the contingent milestone and royalty payments related to the BioAxone Agreement increased by $0.4 million and $0.1 million, respectively. During the three months ended March 31, 2016 the fair value of the contingent milestone and royalty payments related to the Parion Agreement increased by $9.0 million. The changes in the fair value of the contingent milestone and royalty payments were primarily due to the changes in market interest rates and the time value of money. As of March 31, 2016, the fair value of the contingent milestone and royalty payments related to the BioAxone Agreement and the Parion Agreement was $28.4 million and $188.0 million, respectively. As of December 31, 2015, the fair value of the contingent milestone and royalty payments related to the BioAxone collaboration and the Parion collaboration was $28.0 million and $179.0 million, respectively.

The following table summarizes items related to the Company's VIEs included in the Company's condensed consolidated balance sheets as of the dates set forth in the table:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	March 31, 2016	December 31, 2015
	(in thousands)
Restricted cash and cash equivalents (VIE)	$76,273	$78,910
Prepaid expenses and other current assets	2,818	3,138
Intangible assets	284,340	284,340
Goodwill	19,391	19,391
Other assets	434	455
Accounts payable	1,569	676
Taxes payable	24,512	24,554
Other current liabilities	6,595	7,100
Deferred tax liability, net	112,259	110,438
Other liabilities	310	300
Noncontrolling interest	159,119	153,661

The Company has recorded the VIEs' cash and cash equivalents as restricted cash and cash equivalents (VIE) because (i) the Company does not have any interest in or control over the VIEs' cash and cash equivalents and (ii) the Company's agreements with each VIE do not provide for the VIEs' cash and cash equivalents to be used for the development of the assets that the Company licensed from the applicable VIE. Assets recorded as a result of consolidating the Company's VIEs' financial condition into the Company's balance sheet do not represent additional assets that could be used to satisfy claims against the Company's general assets.
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
Janssen Inc. is responsible for costs related to the development and commercialization of the compounds. During the three months ended March 31, 2016 and 2015, the Company recorded reimbursement for these development activities of $3.5 million and $7.6 million, respectively. The reimbursements are recorded as a reduction to development expense in the Company's condensed consolidated statements of operations primarily due to the fact that Janssen Inc. directs the activities and selects the suppliers associated with these activities. Janssen Inc. may terminate the Janssen Influenza Agreement, subject to certain exceptions, upon six months' notice.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The Company did not include the securities in the following table in the computation of the net loss per share attributable to Vertex common shareholders calculations because the effect would have been anti-dilutive during each period:

	Three Months Ended March 31,
	2016	2015

Stock options	12,619	12,682
Unvested restricted stock and restricted stock units	3,565	3,474

E.	Fair Value Measurements
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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2016, the Company’s investments were in money market funds, short-term government-sponsored enterprise securities, U.S. Treasury securities, corporate debt securities and commercial paper.
As of March 31, 2016, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds, short-term government-sponsored enterprise securities and U.S. Treasury securities. The Company’s financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consisted of investments in highly-rated investment-grade corporations.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the Company’s financial assets (excluding VIE cash and cash equivalents) and liabilities subject to fair value measurements:

	Fair Value Measurements as of March 31, 2016
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$190,601	$190,601	$—	$—
Corporate debt securities	13,557	—	13,557	—
Marketable securities:
U.S. Treasury securities	33,104	33,104	—	—
Government-sponsored enterprise securities	126,478	126,478	—	—
Corporate debt securities	120,229	—	120,229	—
Commercial paper	141,562	—	141,562	—
Prepaid and other current assets:
Foreign currency forward contracts	3,654	—	3,654	—
Other assets:
Foreign currency forward contracts	182	—	182	—
Total financial assets	$629,367	$350,183	$279,184	$—
Financial liabilities carried at fair value:
Other liabilities, current portion:
Foreign currency forward contracts	$(3,765)	$—	$(3,765)	$—
Other liabilities, excluding current portion:
Foreign currency forward contracts	(657)	—	(657)	—
Total financial liabilities	$(4,422)	$—	$(4,422)	$—

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
The Company's VIEs invested in cash equivalents consisting of money market funds of $76.0 million as of March 31, 2016, which are valued based on Level 1 inputs. These cash equivalents are not included in the table above. The Company’s noncontrolling interest related to VIEs includes the fair value of the contingent milestone and royalty payments, which are valued based on Level 3 inputs. Please refer to Note C, “Collaborative Arrangements,” for further information.
As of March 31, 2016, the fair value and carrying value of the Company's Term Loan was $295.8 million. The fair value of the Company's Term Loan was estimated based on Level 3 inputs computed using the effective interest rate of the Term Loan. The effective interest rate considers the timing and amount of estimated future interest payments as well as current market rates. Please refer to Note K, "Long-term Obligations" for further information regarding the Company's Term Loan.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

F.	Marketable Securities
A summary of the Company’s cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of March 31, 2016
Cash and cash equivalents:
Cash and money market funds	$590,688	$—	$—	$590,688
Corporate debt securities	13,557	—	—	13,557
Total cash and cash equivalents	$604,245	$—	$—	$604,245
Marketable securities:
U.S. Treasury securities (due within 1 year)	$33,108	$—	$(4)	$33,104
Government-sponsored enterprise securities (due within 1 year)	126,461	17	—	126,478
Commercial paper (due within 1 year)	141,243	319	—	141,562
Corporate debt securities (due within 1 year)	120,206	23	—	120,229
Total marketable securities	$421,018	$359	$(4)	$421,373
Total cash, cash equivalents and marketable securities	$1,025,263	$359	$(4)	$1,025,618

As of December 31, 2015
Cash and cash equivalents:
Cash and money market funds	$582,352	$—	$—	$582,352
Government-sponsored enterprise securities	85,994	—	—	85,994
Commercial paper	34,889	—	—	34,889
Corporate debt securities	11,533	—	—	11,533
Total cash and cash equivalents	$714,768	$—	$—	$714,768
Marketable securities:
Government-sponsored enterprise securities (due within 1 year)	$87,176	$—	$(14)	$87,162
Commercial paper (due within 1 year)	98,877	246	—	99,123
Corporate debt securities (due within 1 year)	141,515	—	(106)	141,409
Total marketable securities	$327,568	$246	$(120)	$327,694
Total cash, cash equivalents and marketable securities	$1,042,336	$246	$(120)	$1,042,462
The Company has a limited number of marketable securities in insignificant loss positions as of March 31, 2016, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investment at maturity. There were no charges recorded for other-than-temporary declines in fair value of marketable securities nor gross realized gains or losses recognized in the three months ended March 31, 2016 and 2015.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

G.	Accumulated Other Comprehensive (Loss) Income
A summary of the Company's changes in accumulated other comprehensive (loss) income by component is shown below:

	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Marketable Securities	Unrealized Gains (Losses) on Foreign Currency Forward Contracts, net of tax	Total
	(in thousands)
Balance at December 31, 2015	$(2,080)	$126	$3,778	$1,824
Other comprehensive (loss) income before reclassifications	(1,740)	229	(3,827)	(5,338)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,385)	(1,385)
Net current period other comprehensive (loss) income	$(1,740)	$229	$(5,212)	$(6,723)
Balance at March 31, 2016	$(3,820)	$355	$(1,434)	$(4,899)

	Foreign Currency Translation Adjustment	Unrealized Holding Gains on Marketable Securities	Unrealized (Losses) Gains on Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2014	$(971)	$(123)	$2,011	$917
Other comprehensive (loss) income before reclassifications	(608)	176	2,004	1,572
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,698)	(1,698)
Net current period other comprehensive (loss) income	$(608)	$176	$306	$(126)
Balance at March 31, 2015	$(1,579)	$53	$2,317	$791

H.	Hedging
The Company maintains a hedging program intended to mitigate the effect of changes in foreign exchange rates for a portion of the Company’s forecasted product revenues denominated in certain foreign currencies. The program includes foreign currency forward contracts that are designated as cash flow hedges under GAAP having contractual durations from one to eighteen months.
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company's risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If the Company determines that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of March 31, 2016, all hedges were determined to be highly effective and the Company had not recorded any ineffectiveness related to the hedging program.
The following table summarizes the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of March 31, 2016	As of December 31, 2015
Foreign Currency	(in thousands)
Euro	$215,343	$103,362
British pound sterling	76,395	78,756
Australian dollar	28,837	27,167
Total foreign currency forward contracts	$320,575	$209,285
The following table summarizes the fair value of the Company's outstanding foreign currency forward contracts designated as cash flow hedges under GAAP included on the Company's condensed consolidated balance sheets:

As of March 31, 2016
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$3,654	Other liabilities, current portion	$(3,765)
Other assets	182	Other liabilities, excluding current portion	(657)
Total assets	$3,836	Total liabilities	$(4,422)

As of December 31, 2015
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$5,161	Other liabilities, current portion	$(769)
Other assets	605	Other liabilities, excluding current portion	(132)
Total assets	$5,766	Total liabilities	$(901)
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on the Company's condensed consolidated balance sheets:

	As of March 31, 2016
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$3,836	$—	$3,836	$(3,836)	$—
Total liabilities	$(4,422)	$—	$(4,422)	$3,836	$(586)

	As of December 31, 2015
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$5,766	$—	$5,766	$(901)	$4,865
Total liabilities	$(901)	$—	$(901)	$901	$—

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

I. Inventories
Inventories consisted of the following:

	As of March 31, 2016	As of December 31, 2015
	(in thousands)
Raw materials	$9,936	$8,696
Work-in-process	37,899	40,695
Finished goods	15,365	7,816
Total	$63,200	$57,207
J. Intangible Assets and Goodwill
Intangible Assets
As of March 31, 2016 and December 31, 2015, in-process research and development intangible assets of $284.3 million were recorded on the Company's condensed consolidated balance sheet.
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
Goodwill
As of March 31, 2016 and December 31, 2015, goodwill of $50.4 million was recorded on the Company's condensed consolidated balance sheet.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Buildings were constructed. The portion of the lease obligations allocated to the land is treated as an operating lease that commenced in 2011.
Property and equipment, net, included $499.0 million and $502.3 million as of March 31, 2016 and December 31, 2015, respectively, related to construction costs for the Buildings. The carrying value of the Company's lease agreement liability for the Buildings was $472.9 million and $473.0 million as of March 31, 2016 and December 31, 2015, respectively.
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
The Term Loan initially bore interest at a rate of 7.2% per annum, which was reduced to 6.2% per annum based on the FDA's approval of ORKAMBI. The Term Loan will bear interest at a rate of LIBOR plus 5.0% per annum during the third year of the term.
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
The Company's obligations under the Term Loan are unconditionally guaranteed by certain of its domestic subsidiaries. All obligations under the Term Loan, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the Company's assets and the assets of all guarantors, including the pledge of all or a portion of the equity interests of certain of its subsidiaries.
The credit agreement requires that the Company maintain, on a quarterly basis, a minimum level of KALYDECO net revenues. Further, the credit agreement includes negative covenants, subject to exceptions, restricting or limiting the Company's ability and the ability of its subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, pay dividends, repurchase capital stock and enter into transactions with affiliates. The credit agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the administrative agent would be entitled to take various actions, including the acceleration of amounts due under outstanding loans. There have been no events of default as of or during the period ended March 31, 2016.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Based on the Company's evaluation of the Term Loan, the Company determined that the Term Loan contains several embedded derivatives. These embedded derivatives are clearly and closely related to the host instrument because they relate to the Company's credit risk; therefore, they do not require bifurcation from the host instrument, the Term Loan.
The Company incurred $5.3 million in fees paid to Macquarie that were recorded as a discount on the Term Loan and are being recorded as interest expense using the effective interest method over the term of the loan in the Company’s condensed consolidated statements of operations. As of March 31, 2016 and December 31, 2015, the unamortized discount associated with the Term Loan that was included in the senior secured term loan caption on the Company’s condensed consolidated balance sheet was $4.0 million and $4.6 million, respectively.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

L. Stock-based Compensation Expense
During the three months ended March 31, 2016 and 2015, the Company recognized the following stock-based compensation expense included in loss from continuing operations:

	Three Months Ended March 31,
	2016	2015

Stock-based compensation expense by type of award:
Stock options	$26,260	$28,959
Restricted stock and restricted stock units	27,533	27,169
ESPP share issuances	2,524	2,140
Less stock-based compensation expense capitalized to inventories	(845)	(884)
Total stock-based compensation included in costs and expenses	$55,472	$57,384

Stock-based compensation expense by line item:
Research and development expenses	$34,448	$38,217
Sales, general and administrative expenses	21,024	19,167
Total stock-based compensation included in costs and expenses	$55,472	$57,384
The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of March 31, 2016
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$206,783	2.83
Restricted stock and restricted stock units	$223,184	2.78
ESPP share issuances	$3,143	0.49
The following table summarizes information about stock options outstanding and exercisable at March 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$18.93–$20.00	138	1.85	$18.93	138	$18.93
$20.01–$40.00	2,124	3.56	$34.30	2,119	$34.29
$40.01–$60.00	2,210	6.33	$48.09	1,590	$48.77
$60.01–$80.00	1,396	7.83	$75.92	654	$75.31
$80.01–$100.00	3,550	8.81	$90.65	815	$88.04
$100.01–$120.00	1,677	8.80	$109.32	402	$109.26
$120.01–$134.69	1,524	9.28	$130.63	339	$129.57
Total	12,619	7.36	$78.61	6,057	$59.71

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

M. Other Arrangements
Sale of HIV Protease Inhibitor Royalty Stream
In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of March 31, 2016, the Company had $23.2 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.
N. Income Taxes
The Company is subject to United States federal, state, and foreign income taxes. For the three months ended March 31, 2016, the Company recorded a provision for income taxes of $5.5 million. The provision for income taxes recorded in the three months ended March 31, 2016 included $3.1 million, related to the Company's VIE's income tax provision. The Company has no liability for taxes payable by the Company's VIEs and the income tax provision and related liability have been allocated to noncontrolling interest (VIE). For the three months ended March 31, 2015, the Company recorded a provision for income taxes of $0.3 million, related to state income taxes and income earned in various foreign jurisdictions.
As of each of March 31, 2016 and December 31, 2015, the Company had unrecognized tax benefits of $0.4 million. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2016, no interest and penalties have been accrued. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of March 31, 2016 and December 31, 2015. In 2016, it is reasonably possible that the Company will reduce the balance of its unrecognized tax benefits by approximately $0.4 million due to the application of statute of limitations and settlements with taxing authorities, all of which would reduce the Company’s effective tax rate.
The Company continues to maintain a valuation allowance against certain deferred tax assets where it is more likely than not that the deferred tax asset will not be realized because of its extended history of annual losses.
The Company files United States federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the United States before 2011 or any other major taxing jurisdiction for years before 2009, except where the Company has net operating losses or tax credit carryforwards that originated before 2009. The Company currently is under examination by the Internal Revenue Service for the year ended December 31, 2011 and in Delaware, Canada and Quebec for varying periods including the years ended December 31, 2011 through 2013. No adjustments have been reported. The Company is not under examination by any other jurisdictions for any tax year. The Company concluded audits with Pennsylvania and Texas during 2016 and Massachusetts and New York during 2015 with no material adjustments.
The Company currently intends to reinvest the total amount of its unremitted earnings. At March 31, 2016, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.
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
The activities related to the restructuring liability for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015

Liability, beginning of the period	$7,944	$11,596
Cash payments	(3,931)	(3,985)
Cash received from subleases	3,008	2,476
Restructuring expense (income)	203	(581)
Liability, end of the period	$7,224	$9,506

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
The activities related to the restructuring liability for the three months ended March 31, 2016 and 2015 were as follows:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2016	2015

Liability, beginning of the period	$5,964	$33,390
Cash payments	(3,156)	(19,256)
Cash received from subleases	2,408	—
Restructuring expense (income)	233	(2,997)
Liability, end of the period	$5,449	$11,137
Other Restructuring Activities
The Company has engaged in several other restructuring activities that are unrelated to its 2003 Kendall Restructuring and the Fan Pier Move Restructuring. The most significant activity commenced in October 2013 when the Company adopted a restructuring plan that included (i) a workforce reduction primarily related to the commercial support of INCIVEK following the continued and rapid decline in the number of patients being treated with INCIVEK as new medicines for the treatment of HCV infection neared approval and (ii) the write-off of certain assets. This action resulted from the Company's decision to focus its investment on future opportunities in CF and other research and development programs.
The activities related to the Company's other restructuring liabilities for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015

Liability, beginning of the period	$1,450	$869
Cash payments	(439)	(330)
Restructuring expense	251	306
Liability, end of the period	$1,262	$845
P. Commitments and Contingencies
Financing Arrangements
As of March 31, 2016, the Company had irrevocable stand-by letters of credit outstanding that were issued in connection with property leases and other similar agreements totaling $21.9 million that are cash collateralized. The cash used to support these letters of credit is included in restricted cash, as of March 31, 2016, on the Company's condensed consolidated balance sheet.
Litigation
On May 28, 2014, a purported shareholder class action Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al. was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of the Company's current and former officers and directors as defendants. The lawsuit alleged that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures during the period from May 7, 2012 through May 29, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The purported class consists of all persons (excluding defendants) who purchased the Company’s common stock between May 7, 2012 and May 29, 2012. The plaintiffs seek unspecified monetary damages, costs and attorneys’ fees as well as disgorgement of the proceeds from certain individual defendants’ sales of the Company’s stock. On October 8, 2014, the Court approved Local No. 8 IBEW Retirement Fund as lead plaintiff, and Scott and Scott LLP as lead counsel for the plaintiff and the putative class. On February 23, 2015, the Company filed a reply to the plaintiffs’ opposition to its motion to dismiss.  The court heard oral argument on the motion to dismiss on March 6, 2015 and

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

took the motion under advisement. On September 30, 2015, the court granted the Company's motion to dismiss. On October 15, 2015, the plaintiff filed a notice of appeal. The First Circuit Court of Appeals issued a scheduling order on December 24, 2015. On February 2, 2016, the Plaintiff filed their opening brief and the Company filed its opposition brief on March 7, 2016. On March 24, 2016, the plaintiff filed their reply brief. The Company believes the claims to be without merit and intend to vigorously defend the litigation. As of March 31, 2016, the Company has not recorded any reserves for this purported class action.
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
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of March 31, 2016 or December 31, 2015.

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
Cystic Fibrosis
ORKAMBI
ORKAMBI (lumacaftor in combination with ivacaftor) was approved by the United States Food and Drug Administration, or FDA, in July 2015 and by the European Commission in November 2015, for the treatment of patients with CF twelve years of age and older who are homozygous for the F508del mutation in their cystic fibrosis transmembrane conductance regulator, or CFTR, gene. ORKAMBI was approved for this patient population in Canada and Australia in the first quarter of 2016. Our future ORKAMBI net product revenues in the United States will reflect the number of patients for whom treatment with ORKAMBI is initiated, the proportion of initiated patients who remain on treatment, patient compliance with the recommended treatment regimen and the level of rebates, chargebacks, discounts and other adjustments to our ORKAMBI gross product revenues. We believe that there currently are approximately 8,500 patients in the United States who are eligible for treatment with ORKAMBI. We have begun the country-by-country reimbursement approval process in ex-U.S. markets. We believe that there are approximately 12,000 patients with CF twelve years of age and older who are homozygous for the F508del mutation in Europe and approximately an aggregate of 2,500 patients with CF twelve years of age and older who are homozygous for the F508del mutation in Canada and Australia.
In late March 2016, we submitted a supplemental New Drug Application, or sNDA, to the FDA for ORKAMBI for the treatment of patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. The sNDA included a request for priority review, which if granted, would reduce the FDA's anticipated review time from approximately ten months to approximately six months. The sNDA was based upon the results of a Phase 3 clinical trial evaluating lumacaftor in combination with ivacaftor in 58 patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. We have completed enrollment in a second Phase 3 clinical trial evaluating lumacaftor in combination with ivacaftor in approximately 200 patients in this same patient population. If this clinical trial is successful, we expect to submit a Marketing Authorization Application to the European Medicines Agency seeking approval of ORKAMBI in this patient population in the European Union in the first half of 2017.
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
We recently initiated a Phase 3 clinical trial for ivacaftor in patients with CF less than two years of age to evaluate the effect of ivacaftor on markers of CF disease in young children. The clinical trial will utilize a weight-based dose of ivacaftor granules that can be mixed in soft foods or liquids. The clinical trial will enroll patients with one of the ten CFTR gene mutations for which KALYDECO is currently approved.
VX-661
VX-661 is an orally-administered CFTR corrector drug candidate that we are evaluating in a Phase 3 development program in combination with ivacaftor in multiple CF patient populations who have at least one copy of the F508del mutation in their CFTR gene. Details of the patient population and status of each of these clinical trials is as follows:

•	Two copies of the F508del in their CFTR gene: We expect to complete enrollment in mid-2016 and data from this clinical trial to be available in early 2017.

•
One copy of the F508del mutation in their CFTR gene and a second mutation in their CFTR gene that results in a gating defect in the CFTR protein: We plan to complete enrollment in this clinical trial in late 2016 or early 2017.

•
One copy of the F508del mutation in their CFTR gene and a second mutation in their CFTR gene that results in residual CFTR function: We have revised the enrollment target for this clinical trial. We originally expected to enroll up to 300 patients in this clinical trial and currently expect to enroll approximately 200 patients. We expect to complete enrollment in this clinical trial in the second half of 2016.

•
One copy of the F508del mutation in their CFTR gene and a second mutation that results in minimal CFTR function: Enrollment is complete in the first part of this clinical trial and we expect an interim futility analysis of efficacy data to be completed in the third quarter of 2016.

In addition to evaluating the efficacy of the combination regimen, these Phase 3 clinical trials will provide safety data on the combination of VX-661 and ivacaftor to support the planned development of a triple combination regimen that includes a next-generation corrector in combination with VX-661 and ivacaftor.

ENaC Inhibition
VX-371 is an investigational epithelial sodium channel, or ENaC, inhibitor, we are evaluating in a Phase 2 development program in collaboration with Parion Sciences, Inc., or Parion. Parion recently completed a Phase 2 clinical trial in approximately 142 patients with CF with no restriction on the mutations in their CFTR gene. The primary endpoint of the clinical trial was safety as compared to patients on placebo. Secondary endpoints evaluated the effect on mean absolute forced expiratory volume in one second, or FEV1 and patient-reported respiratory symptoms as reported in the CF questionnaire-revised, or CFQ-R. The clinical trial met its primary safety endpoint and data from the clinical trial showed that VX-371 was generally well tolerated. There were no statistically significant changes in FEV1 or CFQ-R for patients who received VX-371.

In the first quarter of 2016, we initiated a Phase 2a clinical trial evaluating VX-371 in approximately 150 patients on ORKAMBI, both with and without the addition of hypertonic saline, who have two copies of the F508del mutation in their CFTR gene. The primary endpoints of this clinical trial are safety and mean absolute change from baseline in FEV1 at day 28 as compared to patients on placebo.
In vitro, VX-371 showed a meaningful change in cilia beat frequency when VX-371 was used in combination with ORKAMBI in human bronchial epithelial cells with two copies of the F508del mutation, but did not show a meaningful change in cilia beat frequency when VX-371 was used alone.

Next-generation CFTR Corrector Compounds
We are developing two next-generation CFTR corrector compounds, VX-152 and VX-440, that we plan to evaluate as part of triple combination treatment regimens. We initiated Phase 1 clinical trials in healthy volunteers of each of VX-152 and VX-440, alone and as part of a triple combination with VX-661 and ivacaftor, in the fourth quarter of 2015. If these clinical trials are successful, we plan to initiate Phase 2 proof-of-concept clinical trials of VX-152 and/or VX-440 in the second half of 2016.

Research and Development
We are engaged in a number of other research and mid- and early-stage development programs, including in the areas of oncology, pain and neurology.
Oncology
We are conducting two Phase 1/2 clinical trials of VX-970, a protein kinase inhibitor of ataxia telangiectasia and Rad3-related, or ATR, in combination with commonly used DNA-damaging chemotherapies across a range of solid tumor types, including triple-negative breast cancer and non-small cell lung cancer. We also are in Phase 1 development of VX-803, a second ATR inhibitor, alone and in combination with chemotherapy. We recently initiated Phase 1 clinical development of VX-984, a third oncology drug candidate, alone and in combination with pegylated liposomal doxorubicin.
Pain
We are developing VX-150 and VX-241, two drug candidates for the treatment of pain. We recently initiated a six-week cross-over Phase 2 proof-of-concept clinical trial to evaluate VX-150 in approximately 100 patients with symptomatic osteoarthritis of the knee. We expect to complete enrollment of this clinical trial in the second half of 2016. We expect to begin clinical development of VX-241 in the first half of 2016.

Acute Spinal Cord Injury
We are developing VX-210, a drug candidate for the treatment of acute spinal cord injury, that we exclusively licensed from BioAxone BioSciences, Inc. VX-210 is designed to inhibit a protein known as Rho that blocks neural regeneration after injury. We recently initiated a Phase 2b/3 clinical trial to evaluate the efficacy and safety of VX-210 in patients with certain acute cervical spinal cord injuries.
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
Regulatory Compliance
Our marketing of pharmaceutical products is subject to extensive and complex laws and regulations. We have a corporate compliance program designed to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems, and through the promotion of a culture of compliance. Among other laws, regulations and standards, we are subject to various United States federal and state laws, and comparable foreign laws pertaining to health care fraud and abuse, including anti-kickback and false claims statutes, and laws prohibiting the promotion of drugs for unapproved or off-label uses. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive or pay any remuneration to induce the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from presenting for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. We expect to continue to devote substantial resources to maintain, administer and expand these compliance programs globally.
Reimbursement
Sales of our products depend, to a large degree, on the extent to which our products are covered by third-party payors, such as government health programs, commercial insurance and managed health care organizations. We dedicate substantial management and other resources in order to obtain and maintain appropriate levels of reimbursement for our products from third-party payors, including governmental organizations in the United States and ex-U.S. markets. In the United States, we continue to engage in discussions with numerous commercial insurers and managed health care organizations, along with government health programs that are typically managed by authorities in the individual states. Following the European Commission’s November 2015 approval of ORKAMBI in Europe, we are working to obtain government reimbursement for

ORKAMBI on a country-by-country basis, because in many foreign countries patients are unable to access prescription pharmaceutical products that are not reimbursed by their governments. Consistent with our experience with KALYDECO when it was first approved, we expect reimbursement discussions in ex-U.S. markets may take a significant period of time.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	$	%
	(in thousands)
Revenues	$398,080	$138,509	$259,571	187%
Operating costs and expenses	412,410	310,494	101,916	33%
Other items, net	(27,301)	(26,621)	(680)	(3)%
Net loss attributable to Vertex	$(41,631)	$(198,606)	$(156,975)	(79)%
Net Loss Attributable to Vertex
Net loss attributable to Vertex was $41.6 million in the first quarter of 2016 compared to a net loss attributable to Vertex of $198.6 million in the first quarter of 2015. Our revenues increased significantly in the first quarter of 2016 as compared to the first quarter of 2015 due to net product revenues from ORKAMBI, which was approved by the FDA in July 2015, and increased KALYDECO net product revenues. Our operating costs and expenses increased in the first quarter of 2016 as compared to the first quarter of 2015 primarily due to increases in research and development expenses, sales, general and administrative expenses and cost of product revenues. In the near term, we expect net loss (income) attributable to Vertex will be dependent on expected increases in ORKAMBI net product revenues.
Diluted Net Loss Per Share Attributable to Vertex Common Shareholders
Diluted net loss per share attributable to Vertex common shareholders was $0.17 in the first quarter of 2016 as compared to a diluted net loss per share attributable to Vertex common shareholders of $0.83 in the first quarter of 2015.
Revenues

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	$	%
	(in thousands)
Product revenues, net	$394,410	$130,875	$263,535	201%
Royalty revenues	3,596	6,792	(3,196)	(47)%
Collaborative revenues	74	842	(768)	(91)%
Total revenues	$398,080	$138,509	$259,571	187%
Product Revenues, Net

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	$	%
	(in thousands)
ORKAMBI	$223,128	$—	N/A	N/A
KALYDECO	170,509	130,174	40,335	31%
INCIVEK	773	701	72	10%
Total product revenues, net	$394,410	$130,875	$263,535	201%
Our total net product revenues increased in the first quarter of 2016 as compared to the first quarter of 2015 due to net product revenues from ORKAMBI, which was approved by the FDA in July 2015, and increased KALYDECO net product revenues.
We believe that the level of our ORKAMBI revenues for the remainder of 2016 will be dependent on:
•the number of additional patients who begin treatment with ORKAMBI;
•the rate at which additional patients initiate treatment;
•the proportion of initiated patients who remain on treatment; and
•the compliance rate for patients who remain on treatment.

In the first quarter of 2016, revenues from additional patients who began treatment with ORKAMBI in the United States were largely offset by discontinuations by patients who had previously initiated treatment with ORKAMBI. We expect ORKAMBI net product revenues to increase during the remainder of 2016 as compared to the first quarter of 2016. Initially, we expect that our ex-U.S. ORKAMBI net product revenues will be primarily from Germany due to the time it will take to complete the reimbursement discussions in other European countries. In the first quarter of 2016, we recognized approximately $8.8 million in ex-U.S. revenues, which were mainly from Germany.
KALYDECO net product revenues were $170.5 million in the first quarter of 2016, including $75.6 million of net product revenues from ex-U.S. markets. The increase in KALYDECO net product revenues in the first quarter of 2016, as compared to the first quarter of 2015, was primarily due to additional patients being treated with KALYDECO as we completed reimbursement discussions in various jurisdictions and increased the number of patients eligible to receive KALYDECO through multiple label expansions.
We have withdrawn INCIVEK from the market in the United States. We may continue to recognize small incremental INCIVEK revenues over the next several quarters as we adjust our INCIVEK reserves for rebates, chargebacks and discounts.
Royalty Revenues
Our royalty revenues were $3.6 million in the first quarter of 2016 as compared to $6.8 million in the first quarter of 2015. Our royalty revenues consist of (i) revenues related to a cash payment we received in 2008 when we sold our rights to certain HIV royalties and (ii) revenues related to certain third-party royalties payable by our collaborators on sales of HIV and HCV drugs that also result in corresponding royalty expenses.
Collaborative Revenues
Our collaborative revenues were $0.1 million in the first quarter of 2016 as compared to $0.8 million in the first quarter of 2015. Our collaborative revenues have historically fluctuated significantly from one period to another and may continue to fluctuate in the future.
Operating Costs and Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	$	%
	(in thousands)
Cost of product revenues	$49,789	$9,381	$40,408	431%
Royalty expenses	860	2,926	(2,066)	(71)%
Research and development expenses	255,860	215,599	40,261	19%
Sales, general and administrative expenses	105,214	85,860	19,354	23%
Restructuring expenses (income), net	687	(3,272)	N/A	N/A
Total costs and expenses	$412,410	$310,494	$101,916	33%
Cost of Product Revenues
Our cost of product revenues includes the cost of producing inventories that correspond to product revenues for the reporting period, plus the third-party royalties payable on our net sales of our products. Pursuant to our agreement with Cystic Fibrosis Foundation Therapeutics Incorporated, or CFFT, our tiered third-party royalties on sales of KALYDECO and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens. Our cost of product revenues increased in the first quarter of 2016 as compared to the first quarter of 2015 due to increased net product revenues as well as the second and final $13.9 million commercial milestone that was earned by CFFT in the first quarter of 2016 related to sales of ORKAMBI. In future periods, our cost of product revenues will not be affected by commercial milestones on ORKAMBI, with our cost of product revenues generally tracking our net product revenues.
Royalty Expenses
Royalty expenses include third-party royalties payable upon net sales of telaprevir by our collaborators in their territories and expenses related to a subroyalty payable to a third party on net sales of an HIV protease inhibitor sold by GlaxoSmithKline. Royalty expenses do not include royalties we pay to CFFT on sales of KALYDECO and ORKAMBI, which instead are included in cost of product revenues. Royalty expenses in the first quarter of 2016 decreased by $2.1 million, or 71%, as compared to the first quarter of 2015, primarily as a result of decreased INCIVO (telaprevir) sales by our collaborator Janssen NV.

Research and Development Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	$	%
	(in thousands)
Research expenses	$63,010	$65,562	$(2,552)	(4)%
Development expenses	192,850	150,037	42,813	29%
Total research and development expenses	$255,860	$215,599	$40,261	19%
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
Since January 1, 2013, we have incurred $3.0 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2015 and the three months ended March 31, 2016, costs related to our CF programs represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. We cannot make a meaningful estimate when, if ever, our clinical development programs will generate revenues and cash flows.
Research Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	$	%
	(in thousands)
Research Expenses:
Salary and benefits	$20,710	$20,456	$254	1%
Stock-based compensation expense	10,656	13,776	(3,120)	(23)%
Laboratory supplies and other direct expenses	9,874	9,168	706	8%
Outsourced services	4,161	4,558	(397)	(9)%
Infrastructure costs	17,609	17,604	5	—%
Total research expenses	$63,010	$65,562	$(2,552)	(4)%
We maintain a substantial investment in research activities. Our research expenses decreased by 4% in the first quarter of 2016 as compared to the first quarter of 2015. We expect to continue to invest in our research programs with a focus on identifying drug candidates with the goal of creating transformative medicines.

Development Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	$	%
	(in thousands)
Development Expenses:
Salary and benefits	$44,351	$42,195	$2,156	5%
Stock-based compensation expense	23,792	24,441	(649)	(3)%
Laboratory supplies and other direct expenses	8,250	6,944	1,306	19%
Outsourced services	84,488	50,094	34,394	69%
Drug supply costs	2,653	1,583	1,070	68%
Infrastructure costs	29,316	24,780	4,536	18%
Total development expenses	$192,850	$150,037	$42,813	29%
Our development expenses increased by $42.8 million or 29% in the first quarter of 2016 as compared to the first quarter of 2015, primarily due to an increase in outsourced services related to ongoing clinical trials, including our Phase 3 development program for VX-661 in combination with ivacaftor, and an increase in infrastructure costs.
Sales, General and Administrative Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2016	2015	$	%
	(in thousands)
Sales, general and administrative expenses	$105,214	$85,860	$19,354	23%
Sales, general and administrative expenses increased by 23% in the first quarter of 2016 as compared to the first quarter of 2015, primarily due to increased investment in commercial support for ORKAMBI in ex-U.S. markets. We expect sales, general and administrative expenses during the remainder of 2016 will be similar to our sales, general and administrative expenses in the first quarter of 2016.
Restructuring Expense, Net
We recorded restructuring expenses of $0.7 million in the first quarter of 2016 as compared to restructuring credits of $3.3 million in the first quarter of 2015. Our restructuring credits in the the first quarter of 2015 were primarily related to the early termination of two leases in Cambridge, Massachusetts in connection with the relocation of our corporate headquarters to Boston, Massachusetts for which we had accrued a restructuring liability in excess of the termination fee we ultimately paid. Our restructuring expenses in the the first quarter of 2016 primarily relates to adjustments to our restructuring liability in connection with this relocation.
Other Items
Interest Expense, Net
Interest expense, net was $20.7 million in the first quarter of 2016 as compared to $21.3 million in the first quarter of 2015. During the remainder of 2016, we expect to incur approximately $45 million of interest expense associated with the leases for our corporate headquarters and approximately $13 million of interest expense related to our credit agreement.
Other Income (Expense), Net
Other income (expense), net was $4.4 million in the first quarter of 2016 as compared to an expense of $5.1 million in the first quarter of 2015. Other income (expense), net in each of the first quarter of 2016 and the first quarter of 2015 was primarily due to foreign exchange gains and losses, respectively.
Income Taxes
We recorded a provision for income taxes of $5.5 million in the first quarter of 2016 as compared to $0.3 million in the first quarter of 2015. The provision for income taxes in the first quarter of 2016 was due to income tax on our VIEs, as well as state and foreign tax in various jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2016, we had cash, cash equivalents and marketable securities of $1.03 billion, which represented a decrease of $17 million from $1.04 billion as of December 31, 2015. In the first quarter of 2016, we largely maintained our cash, cash equivalents and marketable securities balance due to increased cash receipts in the first quarter of 2016 from product sales, offset by increased cash expenditures in the first quarter of 2016 related to, among other things, research and development expenses and sales, general and administrative expenses.
Our future cash flows will be substantially dependent on product sales of KALYDECO and ORKAMBI.
Sources of Liquidity
We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity. We are receiving cash flows from sales of ORKAMBI and KALYDECO from the United States and ex-U.S. markets. We expect ORKAMBI net product revenues to continue to increase during the remainder of 2016. Initially, we expect that our ex-U.S. ORKAMBI net product revenues will be primarily from Germany due to the time it will take to complete the reimbursement discussions in other European countries.
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
CONTRACTUAL COMMITMENTS AND OBLIGATIONS
Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission, or SEC, on February 16, 2016. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the three months ended March 31, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 16, 2016.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies—Recent Accounting Pronouncements,” in the 2015 Annual Report on Form 10-K. There were no new accounting pronouncements adopted during the three months ended March 31, 2016 that had a material effect on our financial statements.
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
Interest Rate Risk
As of March 31, 2016, we invest our cash in a variety of financial instruments, principally money market funds, short-term government-sponsored enterprise securities, U.S. Treasury securities, investment-grade corporate bonds and commercial paper. These investments are denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term-to-maturity of our investment instruments. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of March 31, 2016 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the implementation of a new equity administrative and accounting system, together with related adjustments to our systems controls, in the first quarter of 2016.
PART II. Other Information
Item 1.     Legal Proceedings
Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al.
On May 28, 2014, a purported shareholder class action Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al. was filed in the United States District Court for the District of Massachusetts, naming us and certain of our current and former officers and directors as defendants. The lawsuit alleged that we made material misrepresentations and/or omissions of material fact in our disclosures during the period from May 7, 2012 through May 29, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The purported class consists of all persons (excluding defendants) who purchased our common stock between May 7, 2012 and May 29, 2012. The plaintiffs seek unspecified monetary damages, costs and attorneys’ fees as well as disgorgement of the proceeds from certain individual defendants’ sales of our stock. On October 8, 2014, the Court approved Local No. 8 IBEW Retirement Fund as lead plaintiff, and Scott and Scott LLP as lead counsel for the plaintiff and the putative class. We filed a motion to dismiss the complaint on December 8, 2014 and the plaintiffs filed their opposition to our motion to dismiss on January 22, 2015. On February 23, 2015, we filed a reply to the plaintiffs’ opposition to our motion to dismiss.  The court heard oral argument on our motion to dismiss on March 6, 2015 and took the motion under advisement. On September 30, 2015, the court granted our motion to dismiss. On October 15, 2015, the plaintiff filed a notice of appeal. The First Circuit Court of Appeals issued a scheduling order on December 24, 2015. On February 2, 2016, the Plaintiff filed their opening brief and we filed our opposition brief on March 7, 2016. On March 24, 2016, the plaintiff filed their reply brief. We believe the claims to be without merit and intend to vigorously defend the litigation.
DOJ Subpoena
In the third quarter of 2015, we received a subpoena from the United States Department of Justice related to our marketed medicines. This subpoena requests documents relating primarily to our Good Laboratory Practices in a bioanalytical laboratory. We are in the process of responding to the subpoena and intend to continue to cooperate.
Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 16, 2016. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K.

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

•
our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for ivacaftor, lumacaftor, VX-661, VX-371 (formerly P-1037), VX-152, VX-440, VX-970, VX-803, VX-984, VX-150, VX-241 and VX-210, as well as the sNDA for ORKAMBI for the treatment of patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene;

•	our expectations regarding planned clinical trials for next-generation correctors based upon pre-clinical data;

•	our ability to successfully market KALYDECO and ORKAMBI or any of our other drug candidates for which we obtain regulatory approval;

•
our expectations regarding the timing and structure of clinical trials of our drugs and drug candidates, including ivacaftor, lumacaftor, VX-661, VX-371 (formerly P-1037), VX-152, VX-440, VX-970, VX-803, VX-984, VX-150, VX-241 and VX-210, and the expected timing of our receipt of data from our ongoing and planned clinical trial;

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
Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 16, 2016. These are factors and uncertainties that we think could cause our actual results to differ materially from expected results. Other factors and uncertainties besides those listed there could also adversely affect us.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	13,645	$0.01	—	—
February 1, 2016 to February 29, 2016	9,930	$0.01	—	—
March 1, 2016 to March 31, 2016	66,312	$0.01	—	—
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
Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated By-Laws of Vertex Pharmaceuticals Incorporated, as subsequently amended on April 26, 2016.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

May 3, 2016	By:	/s/ Ian F. Smith
Ian F. Smith
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)