Form 10-Q
period 2016-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2016-08-01
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	247,778,698
Class	Outstanding at July 22, 2016

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

“We,” “us,” “Vertex” and the “Company” as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.
“Vertex,” “KALYDECO®” and “ORKAMBI®” are registered trademarks of Vertex. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I. Financial Information
Item 1.    Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Product revenues, net	$425,651	$160,388	$820,061	$291,263
Royalty revenues	5,282	5,077	8,878	11,869
Collaborative revenues	675	611	749	1,453
Total revenues	431,608	166,076	829,688	304,585
Costs and expenses:
Cost of product revenues	44,154	15,409	93,943	24,790
Royalty expenses	1,098	1,451	1,958	4,377
Research and development expenses	271,008	223,858	526,868	439,457
Sales, general and administrative expenses	111,652	94,394	216,866	180,254
Restructuring expenses (income), net	343	2,128	1,030	(1,144)
Total costs and expenses	428,255	337,240	840,665	647,734
Income (loss) from operations	3,353	(171,164)	(10,977)	(343,149)
Interest expense, net	(20,155)	(21,111)	(40,853)	(42,418)
Other (expenses) income, net	(1,219)	1,414	3,192	(3,699)
Loss before provision for income taxes	(18,021)	(190,861)	(48,638)	(389,266)
Provision for income taxes	18,130	30,131	23,615	30,430
Net loss	(36,151)	(220,992)	(72,253)	(419,696)
(Income) loss attributable to noncontrolling interest	(28,374)	32,144	(33,903)	32,242
Net loss attributable to Vertex	$(64,525)	$(188,848)	$(106,156)	$(387,454)

Amounts per share attributable to Vertex common shareholders:
Net loss:
Basic	$(0.26)	$(0.78)	$(0.43)	$(1.61)
Diluted	$(0.26)	$(0.78)	$(0.43)	$(1.61)
Shares used in per share calculations:
Basic	244,482	240,757	244,124	240,129
Diluted	244,482	240,757	244,124	240,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(36,151)	$(220,992)	$(72,253)	$(419,696)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable securities	(29)	(46)	200	130
Unrealized gains (losses) on foreign currency forward contracts, net of tax	4,999	(4,280)	(213)	(3,974)
Foreign currency translation adjustment	(3,461)	1,828	(5,201)	1,220
Total changes in other comprehensive loss	1,509	(2,498)	(5,214)	(2,624)
Comprehensive loss	(34,642)	(223,490)	(77,467)	(422,320)
Comprehensive (income) loss attributable to noncontrolling interest	(28,374)	32,144	(33,903)	32,242
Comprehensive loss attributable to Vertex	$(63,016)	$(191,346)	$(111,370)	$(390,078)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$605,866	$714,768
Marketable securities, available for sale	465,570	327,694
Restricted cash and cash equivalents (VIE)	70,513	78,910
Accounts receivable, net	189,356	177,639
Inventories	66,589	57,207
Prepaid expenses and other current assets	56,256	50,935
Total current assets	1,454,150	1,407,153
Property and equipment, net	690,607	697,715
Intangible assets	284,340	284,340
Goodwill	50,384	50,384
Cost method investment in CRISPR	33,213	—
Notes receivable	—	30,000
Restricted cash	22,085	22,083
Other assets	14,203	6,912
Total assets	$2,548,982	$2,498,587
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$51,302	$74,942
Accrued expenses	275,165	305,820
Deferred revenues, current portion	11,468	16,296
Accrued restructuring expenses, current portion	7,683	7,894
Capital lease obligations, current portion	17,446	15,545
Senior secured term loan, current portion	221,576	71,296
Other liabilities, current portion	38,215	14,374
Total current liabilities	622,855	506,167
Deferred revenues, excluding current portion	7,411	9,714
Accrued restructuring expenses, excluding current portion	4,801	7,464
Capital lease obligations, excluding current portion	34,317	42,923
Deferred tax liability	132,810	110,439
Construction financing lease obligation, excluding current portion	472,374	472,611
Senior secured term loan, net of current portion and discount	74,921	223,863
Other liabilities, excluding current portion	30,648	31,778
Total liabilities	1,380,137	1,404,959
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 500,000,000 and 500,000,000 shares authorized at June 30, 2016 and December 31, 2015, respectively; 247,703,932 and 246,306,818 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2,440	2,427
Additional paid-in capital	6,350,244	6,197,500
Accumulated other comprehensive (loss) income	(3,390)	1,824
Accumulated deficit	(5,367,940)	(5,261,784)
Total Vertex shareholders' equity	981,354	939,967
Noncontrolling interest	187,491	153,661
Total shareholders’ equity	1,168,845	1,093,628
Total liabilities and shareholders’ equity	$2,548,982	$2,498,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2014	241,764	$2,385	$5,777,154	$917	$(4,705,450)	$1,075,006	$21,177	$1,096,183
Other comprehensive loss, net of tax	—	—	—	(2,624)	—	(2,624)	—	(2,624)
Net loss	—	—	—	—	(387,454)	(387,454)	(32,242)	(419,696)
Issuance of common stock under benefit plans	2,578	21	87,333	—	—	87,354	—	87,354
Stock-based compensation expense	—	—	122,682	—	—	122,682	—	122,682
Noncontrolling interest upon consolidation	—	$—	$—	$—	$—	$—	$164,317	$164,317
Balance at June 30, 2015	244,342	$2,406	$5,987,169	$(1,707)	$(5,092,904)	$894,964	$153,252	$1,048,216

Balance at December 31, 2015	246,307	$2,427	$6,197,500	$1,824	$(5,261,784)	$939,967	$153,661	$1,093,628
Other comprehensive loss, net of tax	—	—	—	(5,214)	—	(5,214)	—	(5,214)
Net (loss) income	—	—	—	—	(106,156)	(106,156)	33,903	(72,253)
Issuance of common stock under benefit plans	1,397	13	33,557	—	—	33,570	—	33,570
Stock-based compensation expense	—	—	119,187	—	—	119,187	(73)	119,114
Balance at June 30, 2016	247,704	$2,440	$6,350,244	$(3,390)	$(5,367,940)	$981,354	$187,491	$1,168,845
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(72,253)	$(419,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	117,414	120,645
Depreciation and amortization expense	31,378	30,428
Deferred income taxes	22,858	6,346
Other non-cash items, net	3,436	6,045
Changes in operating assets and liabilities:
Accounts receivable, net	(12,954)	(21,197)
Inventories	(7,779)	(9,426)
Prepaid expenses and other assets	(7,971)	(15,397)
Accounts payable	(23,821)	(3,033)
Accrued expenses and other liabilities	(14,562)	8,098
Accrued restructuring expense	(2,892)	(26,012)
Deferred revenues	(7,131)	(9,303)
Net cash provided by (used in) operating activities	25,723	(332,502)
Cash flows from investing activities:
Purchases of marketable securities	(470,077)	(125,655)
Maturities of marketable securities	332,316	741,725
Payment for acquisition of variable interest entity	—	(80,000)
Expenditures for property and equipment	(27,892)	(23,978)
Increase in restricted cash and cash equivalents	—	(21,975)
Investment in CRISPR Series B preferred stock	(3,075)	—
Decrease in restricted cash and cash equivalents (VIE)	8,397	2,277
(Increase) decrease in other assets	(159)	87
Net cash (used in) provided by investing activities	(160,490)	492,481
Cash flows from financing activities:
Issuances of common stock under benefit plans	33,702	87,850
Payments on capital lease obligations	(7,538)	(14,441)
Proceeds from capital lease financing	—	13,386
Payments on construction financing lease obligation	(209)	(184)
Net cash provided by financing activities	25,955	86,611
Effect of changes in exchange rates on cash	(90)	(1,306)
Net (decrease) increase in cash and cash equivalents	(108,902)	245,284
Cash and cash equivalents—beginning of period	714,768	625,259
Cash and cash equivalents—end of period	$605,866	$870,543

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,325	$42,885
Cash paid for income taxes	$1,237	$1,022
Issuances of common stock exercises from employee benefit plans receivable	$161	$166
The Company has reclassified certain amounts in the period ending June 30, 2015 between operating, investing, and financing to correct improper classifications.

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

Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2016 and 2015.
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

For a discussion of other recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies—Recent Accounting Pronouncements,” in the 2015 Annual Report on Form 10-K. The Company did not adopt any

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

new accounting pronouncements during the six months ended June 30, 2016 that had a material effect on its condensed consolidated financial statements.

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
The following table summarizes activity in each of the product revenue allowance and reserve categories for the six months ended June 30, 2016:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2015	$2,089	$44,669	$1,228	$1,310	$49,296
Provision related to current period sales	9,935	65,066	1,288	4,220	80,509
Adjustments related to prior period sales	(77)	(1,712)	(205)	5	(1,989)
Credits/payments made	(9,762)	(44,113)	(260)	(4,638)	(58,773)
Balance at June 30, 2016	$2,185	$63,910	$2,051	$897	$69,043
In the three and six months ended June 30, 2016, the Company sold ORKAMBI in France pursuant to early access programs. The Company has not recognized any product revenues based on these sales because the price is not fixed or determinable due to the ongoing negotiations regarding the reimbursement rate for ORKAMBI in France. If the negotiated reimbursement rate in France is lower than the price currently being paid by Customers in France under these programs, the Company would reimburse the difference between such prices to the Customers. The cash received from sales in France is included as a liability on the Company's condensed consolidated balance sheet, and the increase in "other liabilities, current portion" from December 31, 2015 to June 30, 2016 is primarily due to this liability.

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Under the April 2011 Amendment, CFFT agreed to provide the Company with up to $75.0 million in funding over approximately five years for corrector compound research and development activities. The Company retains the right to develop and commercialize KALYDECO (ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor), lumacaftor and VX-661. The Company recognized no collaborative revenues from this collaboration during the three and six months ended June 30, 2016 and 2015.
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
CRISPR Therapeutics AG
On October 26, 2015, the Company entered into a strategic collaboration, option and license agreement (the "CRISPR Agreement") with CRISPR Therapeutics AG and its affiliates ("CRISPR") to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene editing technology. The Company has the exclusive right to license up to six CRISPR-Cas9-based targets. In connection with the CRISPR Agreement, the Company made an upfront payment to CRISPR of $75.0 million and a $30.0 million investment in CRISPR pursuant to a convertible loan agreement that converted into preferred stock in January 2016. The Company expensed $75.0 million to research and development, and the $30.0 million investment was recorded at cost and is classified as a long-term asset on the Company’s condensed consolidated balance sheet. In the second quarter of 2016, the Company made an additional preferred stock investment in CRISPR of approximately $3.1 million.
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
Variable Interest Entities
The Company has entered into several agreements pursuant to which it has licensed rights to certain drug candidates from third-party collaborators, which has resulted in the consolidation of the third parties' financial statements into the

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Company's condensed consolidated financial statements as VIEs. In order to account for the fair value of the contingent milestone and royalty payments related to these collaborations under GAAP, the Company uses present-value models based on assumptions regarding the probability of achieving the relevant milestones, estimates regarding the timing of achieving the milestones, estimates of future product sales and the appropriate discount rates. The Company bases its estimate of the probability of achieving the relevant milestones on industry data for similar assets and its own experience. The discount rates used in the valuation model represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Changes in these assumptions could have a material effect on the fair value of the contingent milestone and royalty payments. The following collaborations are reflected in the Company's financial statements as consolidated VIEs:
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

The Company recorded $255.3 million of intangible assets on the Company's condensed consolidated balance sheet for Parion's in-process research and development assets. These in-process research and development assets relate to Parion's pulmonary ENaC platform, including the intellectual property related to VX-371 and VX-551, that are licensed by Parion to the Company. The difference between the fair value of the consideration and the fair value of Parion's assets (including the fair value of intangible assets) and liabilities was allocated to goodwill. The measurement period for purchase accounting was closed during the quarter. There were no purchase accounting adjustments recorded during the measurement period.

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
Aggregate VIE Financial Information

An aggregate summary of net loss attributable to noncontrolling interest related to the Company's VIEs for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Loss attributable to noncontrolling interest before provision for income taxes	$2,835	$1,293	$3,674	$1,579
Provision for income taxes	17,511	29,653	20,573	29,590
(Increase) decrease in fair value of contingent milestone and royalty payments	(48,720)	1,198	(58,150)	1,073
Net (income) loss attributable to noncontrolling interest	$(28,374)	$32,144	$(33,903)	$32,242

The increases in the fair value of the contingent milestone and royalty payments in the three and six months ended June 30, 2016 were primarily due to a Phase 2 clinical trial of VX-371, a compound being developed pursuant to the Parion Agreement, achieving its primary safety endpoint in the second quarter of 2016. The fair value of the contingent milestone and royalty payments also reflects changes in market interest rates and the time value of money. During the three and six months ended June 30, 2016 and 2015, the increase (decrease) in the fair value of the contingent milestone and royalty payments related to the Company's VIEs was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Parion	$48,400	$(1,621)	$57,400	$(1,621)
BioAxone	320	423	750	548

As of June 30, 2016, the fair value of the contingent milestone and royalty payments related to the Parion Agreement and the BioAxone Agreement was $231.4 million and $28.7 million, respectively. As of December 31, 2015, the fair value of the contingent milestone and royalty payments related to the Parion collaboration and the BioAxone collaboration was $179.0 million and $28.0 million, respectively.

The following table summarizes items related to the Company's VIEs included in the Company's condensed consolidated balance sheets as of the dates set forth in the table:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	June 30, 2016	December 31, 2015
	(in thousands)
Restricted cash and cash equivalents (VIE)	$70,513	$78,910
Prepaid expenses and other current assets	3,001	3,138
Intangible assets	284,340	284,340
Goodwill	19,391	19,391
Other assets	383	455
Accounts payable	1,129	676
Taxes payable	11,723	24,554
Other current liabilities	7,059	7,100
Deferred tax liability, net	132,810	110,438
Other liabilities	310	300
Noncontrolling interest	187,491	153,661

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
Janssen Inc. is responsible for costs related to the development and commercialization of the compounds. During the three and six months ended June 30, 2016, the Company recorded reimbursement for these development activities of $4.3 million and $7.8 million, respectively. During the three and six months ended June 30, 2015, the Company recorded reimbursement for these development activities of $7.1 million and $14.7 million, respectively. The reimbursements are recorded as a reduction to development expense in the Company's condensed consolidated statements of operations primarily due to the fact that Janssen Inc. directs the activities and selects the suppliers associated with these activities.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Subsequent Event
Moderna Therapeutics, Inc.
In July 2016, the Company entered into a strategic collaboration and licensing agreement (the "Moderna Agreement") with Moderna Therapeutics, Inc. ("Moderna") pursuant to which the parties are seeking to identify and develop messenger Ribonucleic Acid ("mRNA") Therapeutics™ for the treatment of CF. In connection with the Moderna Agreement in the third quarter of 2016, the Company made an upfront payment to Moderna of $20.0 million and made a $20.0 million investment in Moderna pursuant to a convertible promissory note. Moderna has the potential to receive future development and regulatory milestones of up to $275.0 million, including $220.0 million in approval and reimbursement milestones, as well as tiered royalty payments on future sales.
Under the terms of the collaboration, Moderna will lead discovery efforts and the Company will lead all preclinical, development and commercialization activities associated with the advancement of mRNA Therapeutics that result from this collaboration and will fund all expenses related to the collaboration.
The Company may terminate the Moderna Agreement by providing advanced notice to Moderna, with the required length of notice dependent on whether any product developed under the Moderna Agreement has received marketing approval. The Moderna Agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the Moderna Agreement will continue in effect until the expiration of the Company's payment obligations under the Moderna Agreement.

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
The Company did not include the securities in the following table in the computation of the net loss per share attributable to Vertex common shareholders calculations because the effect would have been anti-dilutive during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Stock options	12,231	11,933	12,231	11,933
Unvested restricted stock and restricted stock units	3,506	3,355	3,506	3,355

E.	Fair Value Measurements
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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of June 30, 2016, the Company’s investments were in money market funds, short-term government-sponsored enterprise securities, U.S. Treasury securities, corporate debt securities and commercial paper.
As of June 30, 2016, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds, short-term government-sponsored enterprise securities and U.S. Treasury securities. The Company’s financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consisted of investments in highly-rated investment-grade corporations.
The following table sets forth the Company’s financial assets (excluding VIE cash and cash equivalents) and liabilities subject to fair value measurements:

	Fair Value Measurements as of June 30, 2016
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$110,696	$110,696	$—	$—
Marketable securities:
U.S. Treasury securities	33,142	33,142	—	—
Government-sponsored enterprise securities	131,900	131,900	—	—
Corporate debt securities	135,675	—	135,675	—
Commercial paper	164,853	—	164,853	—
Prepaid and other current assets:
Foreign currency forward contracts	9,966	—	9,966	—
Other assets:
Foreign currency forward contracts	1,604	—	1,604	—
Total financial assets	$587,836	$275,738	$312,098	$—
Financial liabilities carried at fair value:
Other liabilities, current portion:
Foreign currency forward contracts	$(7,317)	$—	$(7,317)	$—
Other liabilities, excluding current portion:
Foreign currency forward contracts	(88)	—	(88)	—
Total financial liabilities	$(7,405)	$—	$(7,405)	$—

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Fair Value Measurements as of December 31, 2015
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$199,507	$199,507	$—	$—
Government-sponsored enterprise securities	85,994	85,994	—	—
Commercial paper	34,889	—	34,889	—
Corporate debt securities	11,533	—	11,533	—
Marketable securities:
Government-sponsored enterprise securities	87,162	87,162	—	—
Commercial paper	99,123	—	99,123	—
Corporate debt securities	141,409	—	141,409	—
Prepaid and other current assets:
Foreign currency forward contracts	5,161	—	5,161	—
Other assets:
Foreign currency forward contracts	605	$—	605	$—
Total financial assets	$665,383	$372,663	$292,720	$—
Financial instruments carried at fair value (liability position):
Other liabilities, current portion:
Foreign currency forward contracts	$(769)	$—	$(769)	$—
Other liabilities, excluding current portion:
Foreign currency forward contracts	(132)	—	(132)	—
Total financial liabilities	$(901)	$—	$(901)	$—
The Company's VIEs invested in cash equivalents consisting of money market funds of $70.2 million as of June 30, 2016, which are valued based on Level 1 inputs. These cash equivalents are not included in the table above. The Company’s noncontrolling interest related to VIEs includes the fair value of the contingent milestone and royalty payments, which are valued based on Level 3 inputs. Please refer to Note C, “Collaborative Arrangements,” for further information.
As of June 30, 2016, the fair value and carrying value of the Company's Term Loan was $296.5 million. The fair value of the Company's Term Loan was estimated based on Level 3 inputs computed using the effective interest rate of the Term Loan. The effective interest rate considers the timing and amount of estimated future interest payments as well as current market rates. Please refer to Note K, "Long-term Obligations" for further information regarding the Company's Term Loan.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

F.	Marketable Securities
A summary of the Company’s cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of June 30, 2016
Cash and cash equivalents:
Cash and money market funds	$605,866	$—	$—	$605,866
Total cash and cash equivalents	$605,866	$—	$—	$605,866
Marketable securities:
U.S. Treasury securities (due within 1 year)	$33,138	$4	$—	$33,142
Government-sponsored enterprise securities (due within 1 year)	131,868	35	(3)	131,900
Commercial paper (due within 1 year)	164,575	278	—	164,853
Corporate debt securities (due within 1 year)	135,663	34	(22)	135,675
Total marketable securities	$465,244	$351	$(25)	$465,570
Total cash, cash equivalents and marketable securities	$1,071,110	$351	$(25)	$1,071,436

As of December 31, 2015
Cash and cash equivalents:
Cash and money market funds	$582,352	$—	$—	$582,352
Government-sponsored enterprise securities	85,994	—	—	85,994
Commercial paper	34,889	—	—	34,889
Corporate debt securities	11,533	—	—	11,533
Total cash and cash equivalents	$714,768	$—	$—	$714,768
Marketable securities:
Government-sponsored enterprise securities (due within 1 year)	$87,176	$—	$(14)	$87,162
Commercial paper (due within 1 year)	98,877	246	—	99,123
Corporate debt securities (due within 1 year)	141,515	—	(106)	141,409
Total marketable securities	$327,568	$246	$(120)	$327,694
Total cash, cash equivalents and marketable securities	$1,042,336	$246	$(120)	$1,042,462
The Company has a limited number of marketable securities in insignificant loss positions as of June 30, 2016, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investment at maturity. There were no charges recorded for other-than-temporary declines in fair value of marketable securities nor gross realized gains or losses recognized in the three and six months ended June 30, 2016 and 2015.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

G.	Accumulated Other Comprehensive (Loss) Income
A summary of the Company's changes in accumulated other comprehensive (loss) income by component is shown below:

	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Marketable Securities	Unrealized Gains on Foreign Currency Forward Contracts, net of tax	Total
	(in thousands)
Balance at December 31, 2015	$(2,080)	$126	$3,778	$1,824
Other comprehensive (loss) income before reclassifications	(5,201)	200	1,847	(3,154)
Amounts reclassified from accumulated other comprehensive loss	—	—	(2,060)	(2,060)
Net current period other comprehensive (loss) income	$(5,201)	$200	$(213)	$(5,214)
Balance at June 30, 2016	$(7,281)	$326	$3,565	$(3,390)

	Foreign Currency Translation Adjustment	Unrealized Holding (Losses) Gains on Marketable Securities	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2014	$(971)	$(123)	$2,011	$917
Other comprehensive (loss) income before reclassifications	1,220	130	(1,370)	(20)
Amounts reclassified from accumulated other comprehensive loss	—	—	(2,604)	(2,604)
Net current period other comprehensive (loss) income	$1,220	$130	$(3,974)	$(2,624)
Balance at June 30, 2015	$249	$7	$(1,963)	$(1,707)

H.	Hedging
The Company maintains a hedging program intended to mitigate the effect of changes in foreign exchange rates for a portion of the Company’s forecasted product revenues denominated in certain foreign currencies. The program includes foreign currency forward contracts that are designated as cash flow hedges under GAAP having contractual durations from one to eighteen months.
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company's risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If the Company determines that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of June 30, 2016, all hedges were determined to be highly effective and the Company had not recorded any ineffectiveness related to the hedging program.
The following table summarizes the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of June 30, 2016	As of December 31, 2015
Foreign Currency	(in thousands)
Euro	$193,542	$103,362
British pound sterling	79,845	78,756
Australian dollar	28,318	27,167
Total foreign currency forward contracts	$301,705	$209,285
The following table summarizes the fair value of the Company's outstanding foreign currency forward contracts designated as cash flow hedges under GAAP included on the Company's condensed consolidated balance sheets:

As of June 30, 2016
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$9,966	Other liabilities, current portion	$(7,317)
Other assets	1,604	Other liabilities, excluding current portion	(88)
Total assets	$11,570	Total liabilities	$(7,405)

As of December 31, 2015
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$5,161	Other liabilities, current portion	$(769)
Other assets	605	Other liabilities, excluding current portion	(132)
Total assets	$5,766	Total liabilities	$(901)
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on the Company's condensed consolidated balance sheets:

	As of June 30, 2016
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$11,570	$—	$11,570	$(7,405)	$4,165
Total liabilities	$(7,405)	$—	$(7,405)	$7,405	$—

	As of December 31, 2015
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$5,766	$—	$5,766	$(901)	$4,865
Total liabilities	$(901)	$—	$(901)	$901	$—

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

I. Inventories
Inventories consisted of the following:

	As of June 30, 2016	As of December 31, 2015
	(in thousands)
Raw materials	$5,408	$8,696
Work-in-process	45,807	40,695
Finished goods	15,374	7,816
Total	$66,589	$57,207
J. Intangible Assets and Goodwill
Intangible Assets
As of June 30, 2016 and December 31, 2015, in-process research and development intangible assets of $284.3 million were recorded on the Company's condensed consolidated balance sheet.
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
Goodwill
As of June 30, 2016 and December 31, 2015, goodwill of $50.4 million was recorded on the Company's condensed consolidated balance sheet.
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
Property and equipment, net, included $495.7 million and $502.3 million as of June 30, 2016 and December 31, 2015, respectively, related to construction costs for the Buildings. The carrying value of the Company's lease agreement liability for the Buildings was $472.8 million and $473.0 million as of June 30, 2016 and December 31, 2015, respectively.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The Term Loan initially bore interest at a rate of 7.2% per annum, which was reduced to 6.2% per annum based on the FDA's approval of ORKAMBI. The Term Loan bears interest at a rate of LIBOR plus 5.0% per annum during the third year of the term.
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
The credit agreement requires that the Company maintain, on a quarterly basis, a minimum level of KALYDECO net revenues. Further, the credit agreement includes negative covenants, subject to exceptions, restricting or limiting the Company's ability and the ability of its subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, pay dividends, repurchase capital stock and enter into transactions with affiliates. The credit agreement also contains customary representations and warranties, affirmative covenants and events of default, including payment defaults, breach of representations and warranties, covenant defaults and cross defaults. If an event of default occurs, the administrative agent would be entitled to take various actions, including the acceleration of amounts due under outstanding loans. There have been no events of default as of or during the period ended June 30, 2016.
Based on the Company's evaluation of the Term Loan, the Company determined that the Term Loan contains several embedded derivatives. These embedded derivatives are clearly and closely related to the host instrument because they relate to the Company's credit risk; therefore, they do not require bifurcation from the host instrument, the Term Loan.
The Company incurred $5.3 million in fees paid to Macquarie that were recorded as a discount on the Term Loan and are being recorded as interest expense using the effective interest method over the term of the loan in the Company’s condensed consolidated statements of operations. As of June 30, 2016 and December 31, 2015, the unamortized discount associated

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

with the Term Loan that was included in the senior secured term loan caption on the Company’s condensed consolidated balance sheet was $3.4 million and $4.6 million, respectively.
L. Stock-based Compensation Expense
During the three and six months ended June 30, 2016 and 2015, the Company recognized the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$31,826	$37,687	$58,086	$66,646
Restricted stock and restricted stock units	29,608	24,902	57,141	52,071
ESPP share issuances	1,436	1,825	3,960	3,965
Less stock-based compensation expense capitalized to inventories	(928)	(1,153)	(1,773)	(2,037)
Total stock-based compensation included in costs and expenses	$61,942	$63,261	$117,414	$120,645

Stock-based compensation expense by line item:
Research and development expenses	$40,640	$41,632	$75,088	$79,849
Sales, general and administrative expenses	21,302	21,629	42,326	40,796
Total stock-based compensation included in costs and expenses	$61,942	$63,261	$117,414	$120,645
The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of June 30, 2016
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$176,251	2.66
Restricted stock and restricted stock units	$201,858	2.57
ESPP share issuances	$5,546	0.64

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes information about stock options outstanding and exercisable at June 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$18.93–$20.00	137	1.61	$18.93	137	$18.93
$20.01–$40.00	1,964	3.45	$34.24	1,962	$34.23
$40.01–$60.00	2,066	6.07	$48.14	1,657	$48.66
$60.01–$80.00	1,368	7.62	$75.90	734	$75.39
$80.01–$100.00	3,555	8.60	$90.68	1,080	$88.91
$100.01–$120.00	1,644	8.57	$109.32	500	$109.27
$120.01–$134.69	1,497	9.05	$130.61	420	$129.84
Total	12,231	7.21	$79.37	6,490	$63.32
M. Other Arrangements
Sale of HIV Protease Inhibitor Royalty Stream
In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of June 30, 2016, the Company had $18.9 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.
N. Income Taxes
The Company is subject to United States federal, state, and foreign income taxes. For the three and six months ended June 30, 2016, the Company recorded a provision for income taxes of $18.1 million and $23.6 million, respectively. The provision for income taxes recorded in the three and six months ended June 30, 2016 included $17.5 million and $20.6 million, respectively, related to the Company's VIEs' income tax provision. The Company has no liability for taxes payable by the Company's VIEs and the income tax provision and related liability have been allocated to noncontrolling interest (VIE). For the three and six months ended June 30, 2015, the Company recorded a provision for income taxes of $30.1 million and $30.4 million, respectively, primarily related to the Company's VIEs' income tax provision.
As of June 30, 2016 and December 31, 2015, the Company had unrecognized tax benefits of $0.4 million. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of June 30, 2016, no interest and penalties have been accrued. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of June 30, 2016 and December 31, 2015. In 2016, it is reasonably possible that the Company will reduce the balance of its unrecognized tax benefits by approximately $0.4 million due to the application of statute of limitations and settlements with taxing authorities, all of which would reduce the Company’s effective tax rate.
The Company continues to maintain a valuation allowance against certain deferred tax assets where it is more likely than not that the deferred tax asset will not be realized because of its extended history of annual losses.
The Company files United States federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the United States

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

before 2011 or any other major taxing jurisdiction for years before 2009, except where the Company has net operating losses or tax credit carryforwards that originated before 2009. The Company currently is under examination by the Internal Revenue Service for the year ended December 31, 2011 and in Delaware, Canada and Quebec for varying periods including the years ended December 31, 2011 through 2014. No adjustments have been reported. The Company is not under examination by any other jurisdictions for any tax year. The Company concluded audits with Pennsylvania and Texas during 2016 and Massachusetts and New York during 2015 with no material adjustments.
The Company currently intends to reinvest the total amount of its unremitted earnings. At June 30, 2016, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.
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
The activities related to the restructuring liability for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Liability, beginning of the period	$7,224	$9,506	$7,944	$11,596
Cash payments	(3,833)	(2,584)	(7,764)	(6,569)
Cash received from subleases	3,008	2,799	6,016	5,275
Restructuring expense (income)	(11)	203	192	(378)
Liability, end of the period	$6,388	$9,924	$6,388	$9,924

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The activities related to the restructuring liability for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Liability, beginning of the period	$5,449	$11,137	$5,964	$33,390
Cash payments	(3,096)	(3,095)	(6,252)	(22,351)
Cash received from subleases	2,361	—	4,769	—
Restructuring expense (income)	149	975	382	(2,022)
Liability, end of the period	$4,863	$9,017	$4,863	$9,017
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
The activities related to the Company's other restructuring liabilities for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Liability, beginning of the period	$1,262	$845	$1,450	$869
Cash payments	(234)	(893)	(673)	(1,223)
Restructuring expense	205	950	456	1,256
Liability, end of the period	$1,233	$902	$1,233	$902
P. Commitments and Contingencies
Financing Arrangements
As of June 30, 2016, the Company had irrevocable stand-by letters of credit outstanding that were issued in connection with property leases and other similar agreements totaling $21.9 million that are cash collateralized. The cash used to support these letters of credit is included in restricted cash, as of June 30, 2016, on the Company's condensed consolidated balance sheet.
Litigation
On May 28, 2014, a purported shareholder class action Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al. was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of the Company's current and former officers and directors as defendants. The lawsuit alleged that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures during the period from May 7, 2012 through May 29, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The purported class consists of all persons (excluding defendants) who purchased the Company’s common stock between May 7, 2012 and May 29, 2012. The plaintiffs seek unspecified monetary damages, costs and attorneys’ fees as well as disgorgement of the proceeds from certain individual defendants’ sales of the Company’s stock. On October 8, 2014, the Court approved Local No. 8 IBEW Retirement Fund as lead plaintiff, and Scott

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

and Scott LLP as lead counsel for the plaintiff and the putative class. On February 23, 2015, the Company filed a reply to the plaintiffs’ opposition to its motion to dismiss.  The court heard oral argument on the motion to dismiss on March 6, 2015 and took the motion under advisement. On September 30, 2015, the court granted the Company's motion to dismiss. On October 15, 2015, the plaintiff filed a notice of appeal. The First Circuit Court of Appeals issued a scheduling order on December 24, 2015. On February 2, 2016, the Plaintiff filed their opening brief and the Company filed its opposition brief on March 7, 2016. On March 24, 2016, the plaintiff filed their reply brief. Oral argument on the appeal took place on July 26, 2016. The Company believes the claims to be without merit and intend to vigorously defend the litigation. As of June 30, 2016, the Company has not recorded any reserves for this purported class action.
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
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of June 30, 2016 or December 31, 2015.

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
In May 2016, the FDA accepted our supplemental New Drug Application, or sNDA, for ORKAMBI for the treatment of patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. The FDA granted our request for priority review and set the target review date of September 30, 2016. The sNDA was based upon the results of a Phase 3 clinical trial evaluating lumacaftor in combination with ivacaftor in 58 patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. We have completed enrollment in a second Phase 3 clinical trial evaluating lumacaftor in combination with ivacaftor in approximately 200 patients in this same patient population. If this clinical trial is successful, we expect to submit a Marketing Authorization Application to the European Medicines Agency seeking approval of ORKAMBI in this patient population in the European Union in the first half of 2017.
We recently initiated a Phase 3 clinical trial for lumacaftor in combination with ivacaftor in patients with CF two to five years of age who are homozygous for the F508del mutation in their CFTR gene. The first part of the two-part clinical trial is evaluating safety and pharmacokinetics to inform dose selection for the second part of the clinical trial. The primary endpoint of the second part of the clinical trial is safety and tolerability, with multiple efficacy measurements as secondary endpoints.
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
We have initiated a Phase 3 clinical trial for ivacaftor in patients with CF less than two years of age to evaluate the effect of ivacaftor on markers of CF disease in young children. The clinical trial utilizes a weight-based dose of ivacaftor granules that can be mixed in soft foods or liquids. The clinical trial is enrolling patients with one of the ten CFTR gene mutations for which KALYDECO is currently approved.
VX-661
VX-661 is an orally-administered CFTR corrector drug candidate that we are evaluating in a Phase 3 development program in combination with ivacaftor in multiple CF patient populations who have at least one copy of the F508del mutation in their CFTR gene. Details of the patient population and status of each of these clinical trials is as follows:

•	Two copies of the F508del in their CFTR gene: We plan to complete enrollment in this clinical trial in August 2016 and expect data from this clinical trial to be available in the first half of 2017.

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

If supported by data from the Phase 3 clinical program, Vertex plans to submit an NDA to the FDA for VX-661 in combination with ivacaftor in the second half of 2017.

In addition to evaluating the efficacy of the combination regimen, these Phase 3 clinical trials will provide safety data on the combination of VX-661 and ivacaftor to support the planned development of a triple combination regimen that includes a next-generation corrector in combination with VX-661 and ivacaftor.

ENaC Inhibition
VX-371 is an investigational epithelial sodium channel, or ENaC, inhibitor, we are evaluating in a Phase 2 development program in collaboration with Parion Sciences, Inc., or Parion. Parion completed a Phase 2 clinical trial in approximately 142 patients with CF with no restriction on the mutations in their CFTR gene. The primary endpoint of the clinical trial was safety as compared to patients on placebo. Secondary endpoints evaluated the effect on mean absolute forced expiratory volume in one second, or FEV1 and patient-reported respiratory symptoms as reported in the CF questionnaire-revised, or CFQ-R. The clinical trial met its primary safety endpoint and data from the clinical trial showed that VX-371 was generally well tolerated. There were no statistically significant changes in FEV1 or CFQ-R for patients who received VX-371.

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

Next-generation CFTR Corrector Compounds
We are developing two next-generation CFTR corrector compounds, VX-152 and VX-440, that we plan to evaluate as part of triple combination treatment regimens. We initiated Phase 1 clinical trials in healthy volunteers of each of VX-152 and VX-440, alone and as part of a triple combination with VX-661 and ivacaftor, in the fourth quarter of 2015. If these clinical trials are successful, we plan to initiate Phase 2 clinical development in patients with CF to evaluate one or both of VX-152 and VX-440 in triple combinations with VX-661 and ivacaftor in the second half of 2016.

Moderna Collaboration
In July 2016, we entered into a strategic collaboration and licensing agreement with Moderna Therapeutics, Inc., pursuant to which we are seeking to identify and develop messenger Ribonucleic Acid Therapeutics™ for the treatment of CF.
Research and Development
We are engaged in a number of other research and mid- and early-stage development programs, including in the areas of oncology, pain and neurology.
Oncology
We are conducting two Phase 1/2 clinical trials of VX-970, a protein kinase inhibitor of ataxia telangiectasia and Rad3-related, or ATR, in combination with commonly used DNA-damaging chemotherapies across a range of solid tumor types, including triple-negative breast cancer and non-small cell lung cancer. We also are in Phase 1 development of VX-803, a second ATR inhibitor, alone and in combination with chemotherapy. We have initiated Phase 1 clinical development of VX-984, a third oncology drug candidate, alone and in combination with pegylated liposomal doxorubicin.
Pain
We are developing VX-150 and VX-241, two drug candidates for the treatment of pain. We have initiated a six-week cross-over Phase 2 proof-of-concept clinical trial to evaluate VX-150 in approximately 100 patients with symptomatic osteoarthritis of the knee. We recently completed enrollment of this clinical trial.
Acute Spinal Cord Injury
We are developing VX-210, a drug candidate for the treatment of acute spinal cord injury, that we exclusively licensed from BioAxone BioSciences, Inc. VX-210 is designed to inhibit a protein known as Rho that blocks neural regeneration after injury. We have initiated a Phase 2b/3 clinical trial to evaluate the efficacy and safety of VX-210 in patients with certain acute cervical spinal cord injuries.
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

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Revenues	$431,608	$166,076	$265,532	160%	$829,688	$304,585	$525,103	172%
Operating costs and expenses	428,255	337,240	91,015	27%	840,665	647,734	192,931	30%
Other items, net	(67,878)	(17,684)	(50,194)	(284)%	(95,179)	(44,305)	$(50,874)	(115)%
Net loss attributable to Vertex	$(64,525)	$(188,848)	$(124,323)	(66)%	$(106,156)	$(387,454)	$(281,298)	(73)%
Net Loss Attributable to Vertex
Net loss attributable to Vertex was $(64.5) million in the second quarter of 2016 as compared to a net loss attributable to Vertex of $(188.8) million in the second quarter of 2015. Our revenues increased significantly in the second quarter of 2016 as compared to the second quarter of 2015 due to net product revenues from ORKAMBI, which was approved by the FDA in July 2015, and increased KALYDECO net product revenues. Our operating costs and expenses increased in the second quarter of 2016 as compared to the second quarter of 2015 primarily due to increases in research and development expenses, sales, general and administrative expenses and cost of product revenues. Other items, net in the second quarter of 2016 included an aggregate of $48.4 million in charges related to the increase in the fair value of the contingent milestone payments and royalties payable by us to Parion. In the near term, we expect net loss (income) attributable to Vertex will be dependent on expected increases in ORKAMBI net product revenues.
Net loss attributable to Vertex was $(106.2) million in the first half of 2016 as compared to a net loss attributable to Vertex of $(387.5) million in the first half of 2015. Our revenues increased significantly in the first half of 2016 as compared to the first half of 2015 due to net product revenues from ORKAMBI and increased KALYDECO net product revenues. Our operating costs and expenses increased in the first half of 2016 as compared to the first half of 2015 primarily due to increases in research and development expenses, sales, general and administrative expenses and cost of product revenues. Other items, net in the first half of 2016 included an aggregate of $57.4 million in charges related to the increase in the fair value of the contingent milestone payments and royalties payable by us to Parion.
Diluted Net Loss Per Share Attributable to Vertex Common Shareholders
Diluted net loss per share attributable to Vertex common shareholders was $(0.26) in the second quarter of 2016 as compared to a diluted net loss per share attributable to Vertex common shareholders of $(0.78) in the second quarter of 2015. Diluted net loss per share attributable to Vertex common shareholders was $(0.43) in the first half of 2016 as compared to a diluted net loss per share attributable to Vertex common shareholders of $(1.61) in the first half of 2015.
Revenues

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Product revenues, net	$425,651	$160,388	$265,263	165%	$820,061	$291,263	$528,798	182%
Royalty revenues	5,282	5,077	205	4%	8,878	11,869	(2,991)	(25)%
Collaborative revenues	675	611	64	10%	749	1,453	(704)	(48)%
Total revenues	$431,608	$166,076	$265,532	160%	$829,688	$304,585	$525,103	172%
Product Revenues, Net

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
ORKAMBI	$245,496	$—	N/A	N/A	$468,624	$—	N/A	N/A
KALYDECO	180,235	154,888	25,347	16%	$350,744	$285,062	$65,682	23%
INCIVEK	(80)	5,500	N/A	N/A	693	6,201	(5,508)	(89)%
Total product revenues, net	$425,651	$160,388	$265,263	165%	$820,061	$291,263	$528,798	182%

Our total net product revenues increased in the second quarter and the first half of 2016 as compared to the second quarter and the first half of 2015 due to net product revenues from ORKAMBI, which was approved by the FDA in July 2015, and increased KALYDECO net product revenues. The FDA has set a target review date of September 30, 2016 for our sNDA for ORKAMBI for the treatment of patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene.
We believe that the level of our ORKAMBI revenues for the remainder of 2016 will be dependent on:
•the number of additional patients who begin treatment with ORKAMBI;
•the rate at which additional patients initiate treatment;
•the proportion of initiated patients who remain on treatment; and
•the compliance rate for patients who remain on treatment.
In the first half of 2016, revenues from additional patients who began treatment with ORKAMBI in the United States were partially offset by discontinuations by patients who had previously initiated treatment with ORKAMBI. We expect ORKAMBI net product revenues to continue to increase during the remainder of 2016. In the short term, we expect that our ex-U.S. ORKAMBI net product revenues will be primarily from Germany due to the time it will take to complete the reimbursement discussions in other European countries. In the second quarter and first half of 2016, we recognized approximately $15.9 million and $24.7 million, respectively, in ex-U.S. ORKAMBI net product revenues, which were mainly from Germany. We are also selling ORKAMBI in France pursuant to an early access program, but are not recognizing any revenues because the price is not determinable.
The increase in KALYDECO net product revenues in the second quarter and first half of 2016, as compared to the second quarter and first half of 2015, was primarily due to additional patients being treated with KALYDECO as we completed reimbursement discussions in various jurisdictions and increased the number of patients eligible to receive KALYDECO through multiple label expansions. In the second quarter and first half of 2016, we recognized approximately $76.9 million and $152.5 million, respectively, in ex-U.S. KALYDECO net product revenues.
We have withdrawn INCIVEK from the market in the United States. We may continue to have small adjustments to INCIVEK revenues over the next several quarters as we adjust our INCIVEK reserves for rebates, chargebacks and discounts.
Royalty Revenues
Our royalty revenues were $5.3 million and $8.9 million in the second quarter and the first half of 2016, respectively, as compared to $5.1 million and $11.9 million in the second quarter and the first half of 2015, respectively. Our royalty revenues consist of (i) revenues related to a cash payment we received in 2008 when we sold our rights to certain HIV royalties and (ii) revenues related to certain third-party royalties payable by our collaborators on sales of HIV and HCV drugs that also result in corresponding royalty expenses.
Collaborative Revenues
Our collaborative revenues were $0.7 million and $0.7 million in the second quarter and the first half of 2016, respectively, as compared to $0.6 million and $1.5 million in the second quarter and the first half of 2015, respectively. Our collaborative revenues have historically fluctuated significantly from one period to another and may continue to fluctuate in the future.

Operating Costs and Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Cost of product revenues	$44,154	$15,409	$28,745	187%	$93,943	$24,790	$69,153	279%
Royalty expenses	1,098	1,451	(353)	(24)%	1,958	4,377	(2,419)	(55)%
Research and development expenses	271,008	223,858	47,150	21%	526,868	439,457	87,411	20%
Sales, general and administrative expenses	111,652	94,394	17,258	18%	216,866	180,254	36,612	20%
Restructuring expenses (income), net	343	2,128	(1,785)	(84)%	1,030	(1,144)	N/A	N/A
Total costs and expenses	$428,255	$337,240	$91,015	27%	$840,665	$647,734	$192,931	30%
Cost of Product Revenues
Our cost of product revenues includes the cost of producing inventories that correspond to product revenues for the reporting period, plus the third-party royalties payable on our net sales of our products. Pursuant to our agreement with Cystic Fibrosis Foundation Therapeutics Incorporated, or CFFT, our tiered third-party royalties on sales of KALYDECO and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens. Our cost of product revenues increased in the second quarter and first half of 2016 as compared to the second quarter and first half of 2015, primarily due to increased net product revenues. The increase in cost of product revenues in the first half of 2016 as compared to the first half of 2015 also reflected the second and final $13.9 million commercial milestone that was earned by CFFT in the first quarter of 2016 related to sales of ORKAMBI and that was included in cost of product revenues in the first quarter of 2016. In future periods, our cost of product revenues will not be affected by commercial milestones on ORKAMBI, with our cost of product revenues generally tracking our net product revenues.
Royalty Expenses
Royalty expenses include third-party royalties payable upon net sales of telaprevir by our collaborators in their territories and expenses related to a subroyalty payable to a third party on net sales of an HIV protease inhibitor sold by GlaxoSmithKline. Royalty expenses do not include royalties we pay to CFFT on sales of KALYDECO and ORKAMBI, which instead are included in cost of product revenues. Royalty expenses in the second quarter and the first half of 2016 decreased by $0.4 million and $2.4 million, respectively, as compared to the second quarter and the first half of 2015, primarily as a result of decreased INCIVO (telaprevir) sales by our collaborator Janssen NV.
Research and Development Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Research expenses	$79,886	$65,195	$14,691	23%	$142,896	$130,757	$12,139	9%
Development expenses	191,122	158,663	32,459	20%	383,972	308,700	75,272	24%
Total research and development expenses	$271,008	$223,858	$47,150	21%	$526,868	$439,457	$87,411	20%
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
Since January 1, 2013, we have incurred $3.3 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2015 and the first half of 2016, costs related to our CF programs represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. We cannot make a meaningful estimate when, if ever, our clinical development programs will generate revenues and cash flows.
Research Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$19,268	$19,798	$(530)	(3)%	$39,978	$40,254	$(276)	(1)%
Stock-based compensation expense	13,409	13,081	328	3%	24,065	26,857	(2,792)	(10)%
Laboratory supplies and other direct expenses	11,810	10,416	1,394	13%	21,684	19,584	2,100	11%
Outsourced services and acquired research assets	17,534	4,947	12,587	254%	21,695	9,505	12,190	128%
Infrastructure costs	17,865	16,953	912	5%	35,474	34,557	917	3%
Total research expenses	$79,886	$65,195	$14,691	23%	$142,896	$130,757	$12,139	9%
We maintain a substantial investment in research activities. Our research expenses increased by 23% in the second quarter of 2016 as compared to the second quarter of 2015 and increased by 9% in the first half of 2016 as compared to the first half of 2015. Outsourced services and acquired research assets in the second quarter of 2016 and first half of 2016 included approximately $10.0 million in expenses related to the acquisition of early-stage research assets for which there were no comparable expenses in the second quarter of 2015. We expect to continue to invest in our research programs with a focus on identifying drug candidates with the goal of creating transformative medicines.
Development Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$45,062	$39,427	$5,635	14%	$89,413	$81,622	$7,791	10%
Stock-based compensation expense	27,231	28,551	(1,320)	(5)%	51,023	52,992	(1,969)	(4)%
Laboratory supplies and other direct expenses	13,005	8,473	4,532	53%	21,255	15,417	5,838	38%
Outsourced services	71,555	56,303	15,252	27%	156,043	106,397	49,646	47%
Drug supply costs	4,204	2,702	1,502	56%	6,857	4,285	2,572	60%
Infrastructure costs	30,065	23,207	6,858	30%	59,381	47,987	11,394	24%
Total development expenses	$191,122	$158,663	$32,459	20%	$383,972	$308,700	$75,272	24%
Our development expenses increased by $32.5 million, or 20%, in the second quarter of 2016 as compared to the second quarter of 2015 and increased by $75.3 million, or 24%, in the first half of 2016 as compared to the first half of 2015, primarily due to an increase in outsourced services related to ongoing clinical trials, including our Phase 3 development program for VX-661 in combination with ivacaftor, and an increase in infrastructure costs.

Sales, General and Administrative Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$111,652	$94,394	$17,258	18%	$216,866	$180,254	$36,612	20%
Sales, general and administrative expenses increased by 18% in the second quarter of 2016 as compared to the second quarter of 2015 and increased by 20% in the first half of 2016 as compared to the first half of 2015, primarily due to increased investment in commercial support for ORKAMBI in ex-U.S. markets. We expect sales, general and administrative expenses during the remainder of 2016 will be similar to our sales, general and administrative expenses in the first half of 2016.
Restructuring Expense, Net
We recorded restructuring expenses of $0.3 million and $1.0 million in the second quarter and the first half of 2016, respectively, as compared to restructuring expenses of $2.1 million in the second quarter of 2015 and restructuring credits of $1.1 million in the first half of 2015. Our restructuring expenses in the second quarter and first half of 2016 primarily relate to adjustments to our restructuring liability in connection with the relocation of our corporate headquarters to Boston, Massachusetts for which we had accrued a restructuring liability in excess of the termination fee we ultimately paid.
Other Items
Interest Expense, Net
Interest expense, net was $20.2 million and $40.9 million in the second quarter and the first half of 2016, respectively as compared to $21.1 million and $42.4 million in the second quarter the first half of 2015, respectively. During the remainder of 2016, we expect to incur approximately $30 million of interest expense associated with the leases for our corporate headquarters and approximately $9 million of interest expense related to our credit agreement.
Other (Expense) Income, Net
Other (expense) income, net was an expense of $1.2 million and income of $3.2 million in the second quarter and the first half of 2016, respectively as compared to income of $1.4 million and expense of $3.7 million in the second quarter and the first half of 2015, respectively. Other (expense) income, net in each of the second quarter and first half of 2016 and the second quarter and the first half of 2015 was primarily due to foreign exchange gains and losses.
Income Taxes
We recorded a provision for income taxes of $18.1 million and $23.6 million in the second quarter and the first half of 2016, respectively as compared to $30.1 million and $30.4 million in the second quarter and the first half of 2015, respectively. The provision for income taxes in the second quarter and first half of 2016 and 2015 was due to income tax on our VIEs, as well as state and foreign tax in various jurisdictions.
Noncontrolling Interest (VIEs)
The net loss (income) attributable to noncontrolling interest (VIEs) recorded on our condensed consolidated statements of operations reflects Parion and BioAxone's net loss (income) for the reporting period, adjusted for any changes during the reporting period in the fair value of the contingent milestone and royalty payments payable by us to Parion and BioAxone.
In the second quarter and the first half of 2016, the net income attributable to noncontrolling interest (VIEs) was $28.4 million and $33.9 million, respectively. In the second quarter and the first half of 2015, the net loss attributable to noncontrolling interest (VIEs) was $32.1 million and $32.2 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2016, we had cash, cash equivalents and marketable securities of $1.07 billion, which represented an increase of $29 million from $1.04 billion as of December 31, 2015. In the first half of 2016, we largely maintained our cash, cash equivalents and marketable securities balance due to increased cash receipts in the first half of 2016 from product sales, offset by increased cash expenditures in the first half of 2016 related to, among other things, research and development expenses and sales, general and administrative expenses.
Our future cash flows will be substantially dependent on product sales of KALYDECO and ORKAMBI.
Sources of Liquidity
We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity. We are receiving cash flows from sales of ORKAMBI and KALYDECO from the United States and ex-U.S. markets. We expect ORKAMBI net product revenues to continue to increase during the remainder of 2016. In the short term, we expect that our ex-U.S. ORKAMBI net product revenues will be primarily from Germany due to the time it will take to complete the reimbursement discussions in other European countries.
We borrowed $300.0 million under a credit agreement that we entered into in July 2014 and, subject to certain conditions, we may request up to an additional $200.0 million pursuant to that credit agreement. In 2014 and 2015, we also received significant proceeds from the issuance of common stock under our employee benefit plans, but we have received limited proceeds from employee benefit plans in 2016 and the amount and timing of future proceeds from employee benefits plans is uncertain. Other possible sources of liquidity include strategic collaborative agreements that include research and/or development funding, commercial debt, public and private offerings of our equity and debt securities, development milestones and royalties on sales of products, software and equipment leases, strategic sales of assets or businesses and financial transactions. Negative covenants in our credit agreement may prohibit or limit our ability to access these sources of liquidity.
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
Financing Strategy
In July 2014, we borrowed $300.0 million pursuant to a credit agreement. In addition, subject to certain conditions, we may request that the lenders loan us up to an additional $200.0 million under the credit agreement. We may seek to refinance our credit agreement based on our current credit profile and prevailing market conditions. We may raise additional capital through public offerings or private placements of our securities or securing new collaborative agreements or other methods of financing. We will continue to manage our capital structure and will consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.
CONTRACTUAL COMMITMENTS AND OBLIGATIONS
Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission, or SEC, on February 16, 2016. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K, except that on July 1, 2016, we entered into a collaboration agreement with Moderna Therapeutics, Inc., or Moderna, pursuant to which Moderna is eligible to receive development and regulatory milestones of up to $275 million, as well as tiered royalty payments on future sales.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the six months ended June 30, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 16, 2016.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies—Recent Accounting Pronouncements,” in the 2015 Annual Report on Form 10-K. There were no new accounting pronouncements adopted during the six months ended June 30, 2016 that had a material effect on our financial statements.
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
Interest Rate Risk
As of June 30, 2016, we invest our cash in a variety of financial instruments, principally money market funds, short-term government-sponsored enterprise securities, U.S. Treasury securities, investment-grade corporate bonds and commercial paper. These investments are denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term-to-maturity of our investment instruments. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.
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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of June 30, 2016 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
Item 1.     Legal Proceedings
Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al.
On May 28, 2014, a purported shareholder class action Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al. was filed in the United States District Court for the District of Massachusetts, naming us and certain of our current and former officers and directors as defendants. The lawsuit alleged that we made material misrepresentations and/or omissions of material fact in our disclosures during the period from May 7, 2012 through May 29, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The purported class consists of all persons (excluding defendants) who purchased our common stock between May 7, 2012 and May 29, 2012. The plaintiffs seek unspecified monetary damages, costs and attorneys’ fees as well as disgorgement of the proceeds from certain individual defendants’ sales of our stock. On October 8, 2014, the Court approved Local No. 8 IBEW Retirement Fund as lead plaintiff, and Scott and Scott LLP as lead counsel for the plaintiff and the putative class. We filed a motion to dismiss the complaint on December 8, 2014 and the plaintiffs filed their opposition to our motion to dismiss on January 22, 2015. On February 23, 2015, we filed a reply to the plaintiffs’ opposition to our motion to dismiss.  The court heard oral argument on our motion to dismiss on March 6, 2015 and took the motion under advisement. On September 30, 2015, the court granted our motion to dismiss. On October 15, 2015, the plaintiff filed a notice of appeal. The First Circuit Court of Appeals issued a scheduling order on December 24, 2015. On February 2, 2016, the Plaintiff filed their opening brief and we filed our opposition brief on March 7, 2016. On March 24, 2016, the plaintiff filed their reply brief. Oral arguments on the appeal took place on July 26, 2016. We believe the claims to be without merit and intend to vigorously defend the litigation.
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

Risk Relating to the Referendum of the United Kingdom’s Membership of the European Union.

On June 23, 2016, the United Kingdom, or the U.K., held a referendum in which voters approved an exit from the European Union, or the E.U., commonly referred to as “Brexit.” As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.’s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us.

The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause third-party payors, including governmental organizations, to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect our business, financial condition and operating results.

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

•
our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for our drug candidates including, ivacaftor, lumacaftor, VX-661, VX-371 (formerly P-1037), VX-152, VX-440, VX-970, VX-803, VX-984, VX-150, VX-241 and VX-210, as well as the sNDA for ORKAMBI for the treatment of patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene and the NDA for VX-661 in combination with ivacaftor;

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The table set forth below shows all repurchases of securities by us during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2016 to April 30, 2016	35,566	$0.01	—	—
May 1, 2016 to May 31, 2016	12,960	$0.01	—	—
June 1, 2016 to June 30, 2016	18,772	$0.01	—	—
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
Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1	Amended and Restated By-Laws of Vertex Pharmaceuticals Incorporated, as subsequently amended on April 26, 2016. (1)
10.1	Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan, as amended and restated as of July 12, 2016*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
(1) Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 27, 2016.
*    Management contract, compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

August 1, 2016	By:	/s/ Ian F. Smith
Ian F. Smith
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)