Form 10-Q
period 2016-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2016-10-31
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	248,033,389
Class	Outstanding at October 21, 2016

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

“We,” “us,” “Vertex” and the “Company” as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.
“Vertex,” “KALYDECO®” and “ORKAMBI®” are registered trademarks of Vertex. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I. Financial Information
Item 1.    Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product revenues, net	$409,689	$302,511	$1,229,750	$593,774
Royalty revenues	3,835	5,759	12,713	17,628
Collaborative revenues	259	1,546	1,008	2,999
Total revenues	413,783	309,816	1,243,471	614,401
Costs and expenses:
Cost of product revenues	53,222	30,269	147,165	55,059
Royalty expenses	855	1,691	2,813	6,068
Research and development expenses	272,370	246,284	799,238	685,741
Sales, general and administrative expenses	106,055	99,772	322,921	280,026
Restructuring expenses, net	8	1,826	1,038	682
Total costs and expenses	432,510	379,842	1,273,175	1,027,576
Loss from operations	(18,727)	(70,026)	(29,704)	(413,175)
Interest expense, net	(20,140)	(21,134)	(60,993)	(63,552)
Other (expenses) income, net	(167)	(1,326)	3,025	(5,025)
Loss before provision for income taxes	(39,034)	(92,486)	(87,672)	(481,752)
Provision for income taxes	503	1,330	24,118	31,760
Net loss	(39,537)	(93,816)	(111,790)	(513,512)
Loss (Income) attributable to noncontrolling interest	696	(1,333)	(33,207)	30,909
Net loss attributable to Vertex	$(38,841)	$(95,149)	$(144,997)	$(482,603)

Amounts per share attributable to Vertex common shareholders:
Net loss:
Basic	$(0.16)	$(0.39)	$(0.59)	$(2.00)
Diluted	$(0.16)	$(0.39)	$(0.59)	$(2.00)
Shares used in per share calculations:
Basic	244,920	241,969	244,529	240,749
Diluted	244,920	241,969	244,529	240,749
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Loss
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(39,537)	$(93,816)	$(111,790)	$(513,512)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable securities	(96)	56	104	186
Unrealized gains (losses) on foreign currency forward contracts, net of tax	2,149	4,546	1,936	572
Foreign currency translation adjustment	(2,508)	(1,384)	(7,709)	(164)
Total changes in other comprehensive loss	(455)	3,218	(5,669)	594
Comprehensive loss	(39,992)	(90,598)	(117,459)	(512,918)
Comprehensive (income) loss attributable to noncontrolling interest	696	(1,333)	(33,207)	30,909
Comprehensive loss attributable to Vertex	$(39,296)	$(91,931)	$(150,666)	$(482,009)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$719,692	$714,768
Marketable securities, available for sale	408,749	327,694
Restricted cash and cash equivalents (VIE)	58,420	78,910
Accounts receivable, net	182,229	173,838
Inventories	71,799	57,207
Prepaid expenses and other current assets	61,012	54,736
Total current assets	1,501,901	1,407,153
Property and equipment, net	687,613	697,715
Intangible assets	284,340	284,340
Goodwill	50,384	50,384
Cost method investments	53,314	—
Notes receivable	—	30,000
Restricted cash	22,087	22,083
Other assets	10,002	6,912
Total assets	$2,609,641	$2,498,587
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,914	$74,942
Accrued expenses	292,015	305,820
Deferred revenues, current portion	9,247	16,296
Accrued restructuring expenses, current portion	3,923	7,894
Capital lease obligations, current portion	17,772	15,545
Senior secured term loan, current portion	297,751	71,296
Other liabilities, current portion	51,219	14,374
Total current liabilities	722,841	506,167
Deferred revenues, excluding current portion	6,559	9,714
Accrued restructuring expenses, excluding current portion	3,314	7,464
Capital lease obligations, excluding current portion	31,719	42,923
Deferred tax liability	133,270	110,439
Construction financing lease obligation, excluding current portion	473,073	472,611
Senior secured term loan, net of current portion and discount	—	223,863
Other liabilities, excluding current portion	30,524	31,778
Total liabilities	1,401,300	1,404,959
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.01 par value; 500,000,000 and 500,000,000 shares authorized at September 30, 2016 and December 31, 2015, respectively; 248,028,962 and 246,306,818 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2,446	2,427
Additional paid-in capital	6,429,726	6,197,500
Accumulated other comprehensive (loss) income	(3,845)	1,824
Accumulated deficit	(5,406,781)	(5,261,784)
Total Vertex shareholders' equity	1,021,546	939,967
Noncontrolling interest	186,795	153,661
Total shareholders’ equity	1,208,341	1,093,628
Total liabilities and shareholders’ equity	$2,609,641	$2,498,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2014	241,764	$2,385	$5,777,154	$917	$(4,705,450)	$1,075,006	$21,177	$1,096,183
Other comprehensive loss, net of tax	—	—	—	594	—	594	—	594
Net loss	—	—	—	—	(482,603)	(482,603)	(30,909)	(513,512)
Issuance of common stock under benefit plans	3,882	34	139,419	—	—	139,453	—	139,453
Stock-based compensation expense	—	—	189,697	—	—	189,697	—	189,697
Noncontrolling interest upon consolidation	—	$—	$—	$—	$—	$—	$164,317	$164,317
Balance at September 30, 2015	245,646	$2,419	$6,106,270	$1,511	$(5,188,053)	$922,147	$154,585	$1,076,732

Balance at December 31, 2015	246,307	$2,427	$6,197,500	$1,824	$(5,261,784)	$939,967	$153,661	$1,093,628
Other comprehensive loss, net of tax	—	—	—	(5,669)	—	(5,669)	—	(5,669)
Net (loss) income	—	—	—	—	(144,997)	(144,997)	33,207	(111,790)
Issuance of common stock under benefit plans	1,722	19	50,875	—	—	50,894	—	50,894
Stock-based compensation expense	—	—	181,351	—	—	181,351	(73)	181,278
Balance at September 30, 2016	248,029	$2,446	$6,429,726	$(3,845)	$(5,406,781)	$1,021,546	$186,795	$1,208,341
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(111,790)	$(513,512)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	178,623	186,379
Depreciation and amortization expense	45,947	46,596
Deferred income taxes	23,544	7,793
Other non-cash items, net	(904)	(2,876)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,760)	(88,735)
Inventories	(11,536)	(16,127)
Prepaid expenses and other assets	(8,979)	(23,737)
Accounts payable	(21,532)	6,283
Accrued expenses and other liabilities	26,121	45,163
Accrued restructuring expense	(8,151)	(28,051)
Deferred revenues	(10,204)	(13,751)
Net cash provided by (used in) operating activities	91,379	(394,575)
Cash flows from investing activities:
Purchases of marketable securities	(616,625)	(292,135)
Maturities of marketable securities	535,379	804,588
Expenditures for property and equipment	(41,775)	(32,775)
Decrease in restricted cash and cash equivalents (VIE)	20,490	14,830
Investments in other entities	(20,000)	—
Investment in CRISPR Series B preferred stock	(3,075)	—
(Increase) decrease in other assets	(90)	(982)
Increase in restricted cash and cash equivalents	(3)	(21,980)
Payment for acquisition of variable interest entity	—	(80,000)
Net cash (used in) provided by investing activities	(125,699)	391,546
Cash flows from financing activities:
Issuances of common stock under benefit plans	51,165	139,689
Payments on capital lease obligations	(13,330)	(16,515)
Payments on construction financing lease obligation	(356)	(281)
Proceeds from capital lease financing	2,030	13,386
Net cash provided by financing activities	39,509	136,279
Effect of changes in exchange rates on cash	(265)	(2,259)
Net increase in cash and cash equivalents	4,924	130,991
Cash and cash equivalents—beginning of period	714,768	625,259
Cash and cash equivalents—end of period	$719,692	$756,250

Supplemental disclosure of cash flow information:
Cash paid for interest	$64,662	$64,231
Cash received from (paid for) income taxes	$1,617	$(1,261)
Capitalization of costs related to construction financing lease obligation	$824	$—
Issuances of common stock exercises from employee benefit plans receivable	$19	$(236)
The Company has reclassified certain amounts in the period ending September 30, 2015 between operating, investing, and financing to correct improper classifications.

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

Certain information and footnote disclosures normally included in the Company's annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2016 and 2015.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015, which are contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 that was filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2016 (the "2015 Annual Report on Form 10-K"). The Company has reclassified certain amounts in the condensed consolidated balance sheets for the period ended December 31, 2015 between Accounts receivables, net and Prepaid expenses and other current assets to conform to the current year presentation.
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
In 2016, the FASB issued amended guidance applicable to leases that will be effective for the year ending December 31, 2019. Early adoption is permitted. This update requires an entity to recognize assets and liabilities for leases with lease terms of more than 12 months on the balance sheet. The Company is in the process of evaluating the new guidance and determining the expected effect on its consolidated financial statements.

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

In 2016, the FASB issued amended guidance for the classification of certain cash receipts and cash payments on the statement of cash flows to reduce existing diversity in practice. The new accounting guidance is effective for the year ending December 31, 2017. Early adoption is permitted. The Company is in the process of evaluating the new guidance and determining the expected effect on its consolidated financial statements.

For a discussion of other recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies—Recent Accounting Pronouncements,” in the 2015 Annual Report on Form 10-K. The Company did not adopt any new accounting pronouncements during the nine months ended September 30, 2016 that had a material effect on its condensed consolidated financial statements.

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
The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2016:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2015	$2,089	$44,669	$1,228	$1,310	$49,296
Provision related to current period sales	14,680	98,242	1,631	5,547	120,100
Adjustments related to prior period sales	(82)	(1,081)	(205)	(80)	(1,448)
Credits/payments made	(14,505)	(70,718)	(345)	(5,607)	(91,175)
Balance at September 30, 2016	$2,182	$71,112	$2,309	$1,170	$76,773
In the three and nine months ended September 30, 2016, the Company sold ORKAMBI in France pursuant to early access programs. The Company has not recognized any product revenues based on these sales because the price is not fixed or determinable due to the ongoing negotiations regarding the reimbursement rate for ORKAMBI in France. If the negotiated reimbursement rate in France is lower than the price currently being paid by Customers in France under these programs, the Company would reimburse the difference between such prices to the Customers. The cash received from sales in France is included as a liability on the Company's condensed consolidated balance sheet, and the increase in "other liabilities, current portion" from December 31, 2015 to September 30, 2016 is primarily due to this liability.

C.	Collaborative Arrangements
Cystic Fibrosis Foundation Therapeutics Incorporated
The Company has a research, development and commercialization agreement with Cystic Fibrosis Foundation Therapeutics Incorporated (“CFFT”) that was originally entered into in May 2004, and was most recently amended on October 13, 2016 (the “2016 Amendment”). Pursuant to the agreement, as amended, the Company has agreed to pay royalties ranging from low single digits to mid-single digits on potential sales of certain compounds first synthesized and/or tested between March 1, 2014 and August 31, 2016 and tiered royalties ranging from single digits to sub-teens on any approved drugs first synthesized and/or tested during a research term on or before February 28, 2014, including KALYDECO (ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor), lumacaftor and VX-661 (tezacaftor). For combination products, such as ORKAMBI, sales will be allocated equally to each of the active pharmaceutical ingredients in the combination product consistent with the allocation of net sales for ORKAMBI since the Company began marketing ORKAMBI in mid-2015.
In each of the fourth quarter of 2015 and first quarter of 2016, CFFT earned a commercial milestone payment of $13.9 million from the Company upon achievement of certain sales levels of lumacaftor. There are no additional commercial milestone payments payable by the Company to CFFT pursuant to the agreement. Pursuant to the 2016 Amendment, the CFFT provided the Company an upfront program award of $75.0 million and agreed to provide development funding to the Company of up to $6.0 million annually.
The Company began marketing KALYDECO in the United States and certain countries in the European Union in 2012 and began marketing ORKAMBI in the United States in 2015. The Company received approval for ORKAMBI In the European Union in 2015 and in Canada and Australia in 2016. The Company has royalty obligations to CFFT for ivacaftor, lumacaftor and VX-661 until the expiration of patents covering those compounds. The Company has patents in the United States and European Union covering the composition-of-matter of ivacaftor that expire in 2027 and 2025, respectively, subject to potential patent extensions. The Company has patents in the United States and European Union covering the composition-of-matter of lumacaftor that expire in 2030 and 2026, respectively, subject to potential extension. The Company has patents in the United States and European Union covering the composition-of-matter of VX-661 (tezacaftor) that expire in 2027 and 2028, respectively, subject to potential extension.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

CRISPR Therapeutics AG
In October 2015, the Company entered into a strategic collaboration, option and license agreement (the "CRISPR Agreement") with CRISPR Therapeutics AG and its affiliates ("CRISPR") to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene editing technology. The Company has the exclusive right to license up to six CRISPR-Cas9-based targets. In connection with the CRISPR Agreement, the Company made an upfront payment to CRISPR of $75.0 million and a $30.0 million investment in CRISPR pursuant to a convertible loan agreement that converted into preferred stock in January 2016. The Company expensed $75.0 million to research and development, and the $30.0 million investment was recorded at cost and is classified as a long-term asset on the Company’s condensed consolidated balance sheet. In the second quarter of 2016, the Company made an additional preferred stock investment in CRISPR of approximately $3.1 million. In connection with CRISPR's initial public offering in October 2016, the Company made an additional $10 million common share investment in CRISPR and the Company's preferred stock investment in CRISPR converted into common shares.
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

Parion Sciences, Inc.

License and Collaboration Agreement

In June 2015, the Company entered into a strategic collaboration and license agreement (the "Parion Agreement") with Parion Sciences, Inc. (“Parion”).  Pursuant to the Parion Agreement, the Company is collaborating with Parion to develop investigational epithelial sodium channel (“ENaC”) inhibitors, including VX-371 (formerly P-1037) and VX-551 (formerly P-1055), for the potential treatment of cystic fibrosis, or CF, and other pulmonary diseases.  The Company is leading development activities for VX-371 and VX-551 and is responsible for all costs, subject to certain exceptions, related to development and commercialization of the compounds.

Pursuant to the Parion Agreement, the Company has worldwide development and commercial rights to Parion’s lead investigational ENaC inhibitors, VX-371 and VX-551, for the potential treatment of CF and all other pulmonary diseases and

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Allocation of Assets and Liabilities

The Company allocated the total consideration to the assets and liabilities of Parion. The following table summarizes the final fair values of the assets and liabilities recorded on the effective date of the agreement:

June 4, 2015
(in thousands)
Intangible assets	$255,340
Net assets attributable to noncontrolling interests	(164,317)
Deferred tax liability	(91,023)
Net other assets (liabilities)	(10,468)
Goodwill	$10,468

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company recorded $255.3 million of intangible assets on the Company's condensed consolidated balance sheet for Parion's in-process research and development assets. These in-process research and development assets relate to Parion's pulmonary ENaC platform, including the intellectual property related to VX-371 and VX-551, that are licensed by Parion to the Company. The Company recorded Parion’s assets and liabilities including (i) the fair value of the intangible assets, (ii) the fair value of the net assets attributable to noncontrolling interest, and (iii) a deferred tax liability resulting from a basis difference in the intangible assets and certain other net liabilities held by Parion.  The difference between the fair value of the consideration paid and the fair value of Parion’s net assets was recorded as goodwill.
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
Aggregate VIE Financial Information

An aggregate summary of net loss attributable to noncontrolling interest related to the Company's VIEs for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Loss attributable to noncontrolling interest before provision for income taxes	$2,406	$1,743	$6,080	$3,322
(Benefit from) provision for income taxes	(510)	777	20,063	30,367
(Increase) decrease in fair value of contingent milestone and royalty payments	(1,200)	(3,853)	(59,350)	(2,780)
Net (income) loss attributable to noncontrolling interest	$696	$(1,333)	$(33,207)	$30,909

The increases in the fair value of the contingent milestone and royalty payments in the nine months ended September 30, 2016 were primarily due to a Phase 2 clinical trial of VX-371, a compound being developed pursuant to the Parion Agreement, achieving its primary safety endpoint in the second quarter of 2016. The fair value of the contingent milestone and royalty payments also reflects changes in market interest rates and the time value of money. During the three and nine months ended September 30, 2016 and 2015, the increase (decrease) in the fair value of the contingent milestone and royalty payments related to the Company's VIEs was as follows:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Parion	$1,100	$4,481	$58,500	$2,860
BioAxone	100	(628)	850	(80)

As of September 30, 2016, the fair value of the contingent milestone and royalty payments related to the Parion Agreement and the BioAxone Agreement was $232.5 million and $28.8 million, respectively. As of December 31, 2015, the fair value of the contingent milestone and royalty payments related to the Parion collaboration and the BioAxone collaboration was $179.0 million and $28.0 million, respectively.

The following table summarizes items related to the Company's VIEs included in the Company's condensed consolidated balance sheets as of the dates set forth in the table:

	September 30, 2016	December 31, 2015
	(in thousands)
Restricted cash and cash equivalents (VIE)	$58,420	$78,910
Prepaid expenses and other current assets	2,360	3,138
Intangible assets	284,340	284,340
Goodwill	19,391	19,391
Other assets	382	455
Accounts payable	1,122	676
Taxes payable	6,263	24,554
Other current liabilities	1,121	7,100
Deferred tax liability, net	133,270	110,438
Other liabilities	300	300
Noncontrolling interest	186,795	153,661

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
Other Collaborations
The Company has entered into various agreements pursuant to which it collaborates with third parties, including inlicensing and outlicensing arrangements. Although the Company does not consider any of these arrangements to be material, the most notable of these arrangements are described below.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Moderna Therapeutics, Inc.
In July 2016, the Company entered into a strategic collaboration and licensing agreement (the "Moderna Agreement") with Moderna Therapeutics, Inc. ("Moderna") pursuant to which the parties are seeking to identify and develop messenger Ribonucleic Acid ("mRNA") Therapeutics for the treatment of CF. In connection with the Moderna Agreement in the third quarter of 2016, the Company made an upfront payment to Moderna of $20.0 million and a $20.0 million cost-method investment in Moderna pursuant to a convertible promissory note that converted into preferred stock in August 2016. Moderna has the potential to receive future development and regulatory milestones of up to $275.0 million, including $220.0 million in approval and reimbursement milestones, as well as tiered royalty payments on future sales.
Under the terms of the Moderna Agreement, Moderna will lead discovery efforts and the Company will lead all preclinical, development and commercialization activities associated with the advancement of mRNA Therapeutics that result from this collaboration and will fund all expenses related to the collaboration.
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
Janssen Inc. is responsible for costs related to the development and commercialization of the compounds. During the three and nine months ended September 30, 2016, the Company recorded reimbursement for these development activities of $2.8 million and $10.6 million, respectively. During the three and nine months ended September 30, 2015, the Company recorded reimbursement for these development activities of $4.0 million and $18.7 million, respectively. The reimbursements are recorded as a reduction to development expense in the Company's condensed consolidated statements of operations primarily due to the fact that Janssen Inc. directs the activities and selects the suppliers associated with these activities.

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
The Company did not include the securities in the following table in the computation of the net loss per share attributable to Vertex common shareholders calculations because the effect would have been anti-dilutive during each period:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Stock options	12,947	12,025	12,947	12,025
Unvested restricted stock and restricted stock units	3,624	3,367	3,624	3,367

E.	Fair Value Measurements
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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2016, the Company’s investments were primarily in money market funds, short-term government-sponsored enterprise securities, corporate debt securities and commercial paper.
As of September 30, 2016, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds and short-term government-sponsored enterprise securities. The Company’s financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consisted of investments in highly-rated investment-grade corporations.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the Company’s financial assets (excluding VIE cash and cash equivalents) and liabilities subject to fair value measurements:

	Fair Value Measurements as of September 30, 2016
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial assets carried at fair value:
Cash equivalents:
Money market funds	$101,844	$101,844	$—	$—
Marketable securities:
Government-sponsored enterprise securities	130,431	130,431	—	—
Corporate debt securities	146,942	—	146,942	—
Commercial paper	131,376	—	131,376	—
Prepaid and other current assets:
Foreign currency forward contracts	7,644	—	7,644	—
Other assets:
Foreign currency forward contracts	217	—	217	—
Total financial assets	$518,454	$232,275	$286,179	$—
Financial liabilities carried at fair value:
Other liabilities, current portion:
Foreign currency forward contracts	$(1,459)	$—	$(1,459)	$—
Other liabilities, excluding current portion:
Foreign currency forward contracts	(315)	—	(315)	—
Total financial liabilities	$(1,774)	$—	$(1,774)	$—

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
The Company's VIEs invested in cash equivalents consisting of money market funds of $57.9 million as of September 30, 2016, which are valued based on Level 1 inputs. These cash equivalents are not included in the table above. The Company’s noncontrolling interest related to VIEs includes the fair value of the contingent milestone and royalty payments, which are valued based on Level 3 inputs. Please refer to Note C, “Collaborative Arrangements,” for further information.
As of September 30, 2016, the fair value and carrying value of the Company's Term Loan was $297.8 million. The fair value of the Company's Term Loan was estimated based on Level 3 inputs computed using the effective interest rate of the Term Loan. The effective interest rate considers the timing and amount of estimated future interest payments as well as current market rates. Please refer to Note K, "Long-term Obligations" for further information regarding the Company's Term Loan.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

F.	Marketable Securities
A summary of the Company’s cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of September 30, 2016
Cash and cash equivalents:
Cash and money market funds	$719,692	$—	$—	$719,692
Total cash and cash equivalents	$719,692	$—	$—	$719,692
Marketable securities:
Government-sponsored enterprise securities (due within 1 year)	130,404	29	(2)	130,431
Commercial paper (due within 1 year)	131,099	277	—	131,376
Corporate debt securities (due within 1 year)	147,016	6	(80)	146,942
Total marketable securities	$408,519	$312	$(82)	$408,749
Total cash, cash equivalents and marketable securities	$1,128,211	$312	$(82)	$1,128,441

As of December 31, 2015
Cash and cash equivalents:
Cash and money market funds	$582,352	$—	$—	$582,352
Government-sponsored enterprise securities	85,994	—	—	85,994
Commercial paper	34,889	—	—	34,889
Corporate debt securities	11,533	—	—	11,533
Total cash and cash equivalents	$714,768	$—	$—	$714,768
Marketable securities:
Government-sponsored enterprise securities (due within 1 year)	$87,176	$—	$(14)	$87,162
Commercial paper (due within 1 year)	98,877	246	—	99,123
Corporate debt securities (due within 1 year)	141,515	—	(106)	141,409
Total marketable securities	$327,568	$246	$(120)	$327,694
Total cash, cash equivalents and marketable securities	$1,042,336	$246	$(120)	$1,042,462
The Company has a limited number of marketable securities in insignificant loss positions as of September 30, 2016, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investment at maturity. There were no charges recorded for other-than-temporary declines in fair value of marketable securities nor gross realized gains or losses recognized in the three and nine months ended September 30, 2016 and 2015.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

G.	Accumulated Other Comprehensive (Loss) Income
A summary of the Company's changes in accumulated other comprehensive (loss) income by component is shown below:

	Foreign Currency Translation Adjustment	Unrealized Holding Gains on Marketable Securities	Unrealized Gains (Losses) on Foreign Currency Forward Contracts, net of tax	Total
	(in thousands)
Balance at December 31, 2015	$(2,080)	$126	$3,778	$1,824
Other comprehensive (loss) income before reclassifications	(7,709)	104	6,715	(890)
Amounts reclassified from accumulated other comprehensive loss	—	—	(4,779)	(4,779)
Net current period other comprehensive (loss) income	$(7,709)	$104	$1,936	$(5,669)
Balance at September 30, 2016	$(9,789)	$230	$5,714	$(3,845)

	Foreign Currency Translation Adjustment	Unrealized Holding (Losses) Gains on Marketable Securities	Unrealized Gains (Losses) on Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2014	$(971)	$(123)	$2,011	$917
Other comprehensive (loss) income before reclassifications	(164)	186	4,072	4,094
Amounts reclassified from accumulated other comprehensive loss	—	—	(3,500)	(3,500)
Net current period other comprehensive (loss) income	$(164)	$186	$572	$594
Balance at September 30, 2015	$(1,135)	$63	$2,583	$1,511

H.	Hedging
The Company maintains a hedging program intended to mitigate the effect of changes in foreign exchange rates for a portion of the Company’s forecasted product revenues denominated in certain foreign currencies. The program includes foreign currency forward contracts that are designated as cash flow hedges under GAAP having contractual durations from one to eighteen months.
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company's risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If the Company determines that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of September 30, 2016, all hedges were determined to be highly effective and the Company had not recorded any ineffectiveness related to the hedging program.
The following table summarizes the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of September 30, 2016	As of December 31, 2015
Foreign Currency	(in thousands)
Euro	$156,245	$103,362
British pound sterling	73,684	78,756
Australian dollar	26,550	27,167
Total foreign currency forward contracts	$256,479	$209,285
The following table summarizes the fair value of the Company's outstanding foreign currency forward contracts designated as cash flow hedges under GAAP included on the Company's condensed consolidated balance sheets:

As of September 30, 2016
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$7,644	Other liabilities, current portion	$(1,459)
Other assets	217	Other liabilities, excluding current portion	(315)
Total assets	$7,861	Total liabilities	$(1,774)

As of December 31, 2015
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$5,161	Other liabilities, current portion	$(769)
Other assets	605	Other liabilities, excluding current portion	(132)
Total assets	$5,766	Total liabilities	$(901)
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on the Company's condensed consolidated balance sheets:

	As of September 30, 2016
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$7,861	$—	$7,861	$(1,774)	$6,087
Total liabilities	$(1,774)	$—	$(1,774)	$1,774	$—

	As of December 31, 2015
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$5,766	$—	$5,766	$(901)	$4,865
Total liabilities	$(901)	$—	$(901)	$901	$—
I. Inventories
Inventories consisted of the following:

	As of September 30, 2016	As of December 31, 2015
	(in thousands)
Raw materials	$9,824	$8,696
Work-in-process	46,057	40,695
Finished goods	15,918	7,816
Total	$71,799	$57,207
J. Intangible Assets and Goodwill
Intangible Assets
As of September 30, 2016 and December 31, 2015, in-process research and development intangible assets of $284.3 million were recorded on the Company's condensed consolidated balance sheet.
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
Goodwill
As of September 30, 2016 and December 31, 2015, goodwill of $50.4 million was recorded on the Company's condensed consolidated balance sheet.
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
Property and equipment, net, included $492.3 million and $502.3 million as of September 30, 2016 and December 31, 2015, respectively, related to construction costs for the Buildings. The carrying value of the Company's lease agreement liability for the Buildings was $472.7 million and $473.0 million as of September 30, 2016 and December 31, 2015, respectively.
San Diego Lease
On December 2, 2015, the Company entered into a lease agreement for 3215 Merryfield Row, San Diego, California with ARE-SD Region No. 23, LLC. Pursuant to this agreement, the Company agreed to lease approximately 170,000 square feet of office and laboratory space in a building to be built in San Diego, California. The lease will commence upon completion of the building, scheduled for the first half of 2018, and will extend for 16 years from the commencement date. Pursuant to the lease agreement, during the initial 16-year term, the Company will pay an average of approximately $10.2 million per year in aggregate rent, exclusive of operating expenses. The Company has the option to extend the lease term for up to two additional five-year terms.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Term Loan
In July 2014, the Company entered into a credit agreement with the lenders party thereto, and Macquarie US Trading LLC ("Macquarie"), as administrative agent. The credit agreement provided for a $300.0 million senior secured term loan ("Macquarie Loan"). On October 13, 2016, the Company terminated and repaid all outstanding obligations under the Macquarie Loan.
The Macquarie Loan initially bore interest at a rate of 7.2% per annum, which was reduced to 6.2% per annum based on the FDA's approval of ORKAMBI. The Term Loan bore interest at a rate of LIBOR plus 5.0% per annum during the third year of the term. If the Company had not terminated and repaid all outstanding obligations, the maturity date of all loans under the facilities was July 9, 2017.
Based on the Company's evaluation of the Macquarie Loan, the Company determined that the Macquarie Loan contained several embedded derivatives. These embedded derivatives were clearly and closely related to the host instrument because they related to the Company's credit risk; therefore, they did not require bifurcation from the host instrument, the Macquarie Loan.
The Company incurred $5.3 million in fees paid to Macquarie that were recorded as a discount on the Macquarie Loan and were recorded as interest expense using the effective interest method over the term of the loan in the Company’s condensed consolidated statements of operations. As of September 30, 2016 and December 31, 2015, the unamortized discount associated with the Macquarie Loan that was included in the senior secured term loan caption on the Company’s condensed consolidated balance sheet was $2.1 million and $4.6 million, respectively.
Subsequent Event
On October 13, 2016, the Company entered into a Credit Agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent and the lenders referred to therein. The Credit Agreement provides for a $500.0 million revolving facility, $300.0 million of which was drawn at closing (the “Loans”). The Credit Agreement also provides that, subject to satisfaction of certain conditions, the Company may request that the borrowing capacity under the Credit Agreement be increased by an additional $300.0 million. The Credit Agreement matures on October 13, 2021.
The proceeds of the borrowing under the Credit Agreement were used primarily to repay the Company's existing indebtedness under the Macquarie Loan. The Company will incur a charge of $2.2 million in the fourth quarter of 2016 related to a loss on extinguishment attributable to the Macquarie Loan. The Loans will bear interest, at the Company's option, at either a base rate or a Eurodollar rate, in each case plus an applicable margin. Under the Credit Agreement, the applicable margins on base rate loans range from 0.75% to 1.50% and the applicable margins on Eurodollar loans range from 1.75% to 2.5%, in each case based on the Company's consolidated leverage ratio (the ratio of the Company's total consolidated debt to the Company's trailing twelve-month EBITDA).
The Loans are guaranteed by certain of the Company's domestic subsidiaries and secured by substantially all of the Company's assets and the assets of the Company's domestic subsidiaries (excluding intellectual property, owned and leased real property and certain other excluded property) and by the equity interests of the Company's subsidiaries, subject to certain exceptions. Under the terms of the Credit Agreement, the Company must maintain, subject to certain limited exceptions, a consolidated leverage ratio of 3.00 to 1.00 and consolidated EBITDA of at least $200.0 million, in each case to be measured on a quarterly basis.
The Credit Agreement contains customary representations and warranties and usual and customary affirmative and negative covenants. The Credit Agreement also contains customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under outstanding loans.
L. Stock-based Compensation Expense
During the three and nine months ended September 30, 2016 and 2015, the Company recognized the following stock-based compensation expense:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$28,773	$39,074	$86,859	$105,720
Restricted stock and restricted stock units	30,966	26,203	88,107	78,274
ESPP share issuances	2,425	1,738	6,385	5,703
Less stock-based compensation expense capitalized to inventories	(955)	(1,281)	(2,728)	(3,318)
Total stock-based compensation included in costs and expenses	$61,209	$65,734	$178,623	$186,379

Stock-based compensation expense by line item:
Research and development expenses	$39,980	$44,701	$115,068	$124,550
Sales, general and administrative expenses	21,229	21,033	63,555	61,829
Total stock-based compensation included in costs and expenses	$61,209	$65,734	$178,623	$186,379
The following table sets forth the Company's unrecognized stock-based compensation expense, net of estimated forfeitures, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of September 30, 2016
	Unrecognized Expense, Net of Estimated Forfeitures	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$185,148	2.66
Restricted stock and restricted stock units	$206,336	2.57
ESPP share issuances	$2,886	0.47
The following table summarizes information about stock options outstanding and exercisable at September 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$18.93–$20.00	137	1.35	$18.93	137	$18.93
$20.01–$40.00	1,816	3.32	$34.08	1,815	$34.07
$40.01–$60.00	1,937	5.89	$48.19	1,719	$48.57
$60.01–$80.00	1,348	7.38	$75.90	809	$75.51
$80.01–$100.00	4,598	8.74	$90.62	1,271	$89.38
$100.01–$120.00	1,627	8.33	$109.33	606	$109.29
$120.01–$134.69	1,484	8.80	$130.60	510	$130.06
Total	12,947	7.29	$80.99	6,867	$66.29
M. Other Arrangements
Sale of HIV Protease Inhibitor Royalty Stream
In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of September 30, 2016, the Company had $15.8 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.
N. Income Taxes
The Company is subject to United States federal, state, and foreign income taxes. For the three and nine months ended September 30, 2016, the Company recorded a provision for income taxes of $0.5 million and $24.1 million, respectively. The provision for income taxes recorded in the three and nine months ended September 30, 2016 included a benefit of $0.5 million and a provision of $20.1 million, respectively, related to the Company's VIEs' income tax provision. The Company has no liability for taxes payable by the Company's VIEs and the income tax provision and related liability have been allocated to noncontrolling interest (VIE). For the three and nine months ended September 30, 2015, the Company recorded a provision for income taxes of $1.3 million and $31.8 million, respectively, primarily related to the Company's VIEs' income tax provision.
As of September 30, 2016 and December 31, 2015, the Company had unrecognized tax benefits of zero and $0.4 million, respectively. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2016, no interest and penalties have been accrued. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of September 30, 2016 and December 31, 2015. For the three months ended September 30, 2016, the Company reduced the balance of its unrecognized tax benefits by approximately $0.4 million due to the expiration of statute of limitations, which reduced the Company’s effective tax rate.
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
The Company currently intends to reinvest the total amount of its unremitted earnings. At September 30, 2016, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.
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
The activities related to the restructuring liability for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Liability, beginning of the period	$6,388	$9,924	$7,944	$11,596
Cash payments	(5,340)	(3,975)	(13,104)	(10,544)
Cash received from subleases	2,866	2,919	8,882	8,194
Restructuring expense (income)	30	146	222	(232)
Liability, end of the period	$3,944	$9,014	$3,944	$9,014

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

from the Company's sublessee and its actual cash flows. The Company discounted the estimated cash flows related to this restructuring activity at a discount rate of 9%.
The activities related to the restructuring liability for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Liability, beginning of the period	$4,863	$9,017	$5,964	$33,390
Cash payments	(4,199)	(3,070)	(10,451)	(25,421)
Cash received from subleases	2,539	1,820	7,308	1,820
Restructuring expense (income)	90	51	472	(1,971)
Liability, end of the period	$3,293	$7,818	$3,293	$7,818
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
The activities related to the Company's other restructuring liabilities for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Liability, beginning of the period	$1,233	$902	$1,450	$869
Cash payments	(1,121)	(1,559)	(1,794)	(2,782)
Restructuring expense	(112)	1,629	344	2,885
Liability, end of the period	$—	$972	$—	$972
P. Commitments and Contingencies
Financing Arrangements
As of September 30, 2016, the Company had irrevocable stand-by letters of credit outstanding that were issued in connection with property leases and other similar agreements totaling $21.9 million that were cash collateralized. The cash used to support these letters of credit is included in restricted cash, as of September 30, 2016, on the Company's condensed consolidated balance sheet. Effective as of October 13, 2016, the letters of credit are covered by the Company's credit agreement with Bank of America, N.A., as administrative agent and the lenders referred to therein, and as a result, are no longer cash collateralized.
Litigation
On May 28, 2014, a purported shareholder class action Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al. was filed in the United States District Court for the District of Massachusetts, naming the Company and certain of the Company's current and former officers and directors as defendants. The lawsuit alleged that the Company made material misrepresentations and/or omissions of material fact in the Company's disclosures during the period from May 7, 2012 through May 29, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The purported class consists of all persons (excluding defendants) who purchased the Company’s common stock between May 7, 2012 and May 29, 2012. The plaintiffs seek unspecified monetary damages, costs and attorneys’ fees as well as disgorgement of the proceeds from certain individual defendants’ sales of the Company’s stock. On October 8, 2014, the Court approved Local No. 8 IBEW Retirement Fund as lead plaintiff, and Scott and Scott LLP as lead counsel for the plaintiff and the putative class. On February 23, 2015, the Company filed a reply to the plaintiffs’ opposition to its motion to dismiss.  The court heard oral argument on the motion to dismiss on March 6, 2015 and took the motion under advisement. On September 30, 2015, the court granted the Company's motion to dismiss. On October 15, 2015, the plaintiff filed a notice of appeal. The First Circuit Court of Appeals issued a scheduling order on December 24, 2015. On February 2, 2016, the Plaintiff filed their opening brief and the Company filed its opposition brief on March 7, 2016. On March 24, 2016, the plaintiff filed their reply brief. Oral argument on the appeal took place on July 26, 2016. On October 3, 2016, the First Circuit Court of Appeals affirmed the district court’s dismissal of the Plaintiff’s complaint. As of September 30, 2016, the Company has not recorded any reserves for this purported class action.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of September 30, 2016 or December 31, 2015.

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
Cystic Fibrosis
ORKAMBI
ORKAMBI (lumacaftor in combination with ivacaftor) was approved by the United States Food and Drug Administration, or FDA, in July 2015 and by the European Commission in November 2015, for the treatment of patients with CF twelve years of age and older who are homozygous for the F508del mutation in their cystic fibrosis transmembrane conductance regulator, or CFTR, gene. ORKAMBI was approved for this patient population in Canada and Australia in the first quarter of 2016. In September 2016, the FDA approved ORKAMBI for the treatment of patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. Our future ORKAMBI net product revenues in the United States will reflect the number of patients for whom treatment with ORKAMBI is initiated, the proportion of initiated patients who remain on treatment, patient compliance with the recommended treatment regimen and the level of rebates, chargebacks, discounts and other adjustments to our ORKAMBI gross product revenues. We believe that there currently are approximately 11,000 patients in the United States who are eligible for treatment with ORKAMBI. The country-by-country reimbursement approval process in ex-U.S. markets is ongoing. We believe that there are approximately 12,000 patients with CF twelve years of age and older who are homozygous for the F508del mutation in Europe and approximately an aggregate of 2,500 patients with CF twelve years of age and older who are homozygous for the F508del mutation in Canada and Australia.
We have completed enrollment in a Phase 3 clinical trial evaluating lumacaftor in combination with ivacaftor in approximately 200 patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene. We expect data from this clinical trial to be available by the end of 2016 and if successful, we expect to submit a Marketing Authorization Application to the European Medicines Agency seeking approval of ORKAMBI in this patient population in the European Union in the first half of 2017. We believe that there are approximately 3,400 patients with CF six to eleven years of age who are homozygous for the F508del mutation in Europe.
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
VX-661
VX-661 (tezacaftor) is an orally-administered CFTR corrector drug candidate that we are evaluating in a Phase 3 development program in combination with ivacaftor in multiple CF patient populations who have at least one copy of the F508del mutation in their CFTR gene. Details of the patient population and status of each of the ongoing clinical trials in this development program are as follows:

•	Two copies of the F508del in their CFTR gene: We have completed enrollment in this clinical trial and expect data from this clinical trial to be available in the first half of 2017.

•
One copy of the F508del mutation in their CFTR gene and a second mutation in their CFTR gene that results in a gating defect in the CFTR protein: We plan to complete enrollment in this clinical trial in early 2017.

•
One copy of the F508del mutation in their CFTR gene and a second mutation in their CFTR gene that results in residual CFTR function: We have completed enrollment in this clinical trial and expect data from this clinical trial to be available in the first half of 2017.

If supported by data from the Phase 3 clinical program, Vertex plans to submit an NDA to the FDA for VX-661 in combination with ivacaftor in the second half of 2017.
In the third quarter of 2016, we completed an interim futility analysis of efficacy data from the first part of a clinical trial in patients with one copy of the F508del mutation in their CFTR gene and a second mutation that results in minimal CFTR function. The analysis showed that the combination of VX-661 and ivacaftor did not result in a pre-specified improvement in lung function in this patient group. The independent Data Safety Monitoring Board, or DSMB, recommended that we stop the clinical trial and not initiate enrollment in the second part of this clinical trial. There were no safety concerns noted in the DSMB's review of the data. We are closing this clinical trial based on the recommendation of the DSMB.
In addition to evaluating the efficacy of the combination regimen, these Phase 3 clinical trials will provide safety data on the combination of VX-661 and ivacaftor to support the planned development of a triple combination regimen that includes a next-generation corrector in combination with VX-661 and ivacaftor.
ENaC Inhibition
VX-371 is an investigational epithelial sodium channel, or ENaC, inhibitor, we are evaluating in a Phase 2 development program in collaboration with Parion Sciences, Inc., or Parion. In the second quarter of 2016, Parion completed a Phase 2 clinical trial in approximately 142 patients with CF with no restriction on the mutations in their CFTR gene. The primary endpoint of the clinical trial was safety as compared to patients on placebo. Secondary endpoints evaluated the effect on mean absolute forced expiratory volume in one second, or FEV1 and patient-reported respiratory symptoms as reported in the CF questionnaire-revised, or CFQ-R. The clinical trial met its primary safety endpoint and data from the clinical trial showed that VX-371 was generally well tolerated. There were no statistically significant changes in FEV1 or CFQ-R for patients who received VX-371.
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
Next-generation CFTR Corrector Compounds
We are developing next-generation CFTR corrector compounds that we plan to evaluate as part of triple combination treatment regimens. We plan to initiate Phase 2 clinical trials of:

•
VX-440 to evaluate the safety and efficacy of 4-week dosing of VX-440 in combination with tezacaftor and ivacaftor in approximately 40 patients with CF who have one copy of the F508del mutation in their CFTR gene and a second mutation that results in minimal CFTR function and approximately 25 patients with CF with two copies of the F508del mutation in their CFTR gene; and

•
VX-152 to evaluate the safety and efficacy of 2-week dosing of VX-152 in combination with tezacaftor and ivacaftor in approximately 35 patients with CF who have one copy of the F508del mutation in their CFTR gene and a second mutation that results in minimal CFTR function and approximately 25 patients with CF with two copies of the F508del mutation in their CFTR gene.

Data from these clinical trials are expected in the second half of 2017 and if successful, are intended to support the potential initiation of Phase 3 development of VX-440 and a longer-duration Phase 2b or registrational program for VX-152.
We also plan to begin Phase 1 development of an additional next-generation corrector, VX-659, by the end of 2016. The Phase 1 clinical trial is expected to enroll healthy volunteers and will also include an arm to evaluate triple combination dosing in CF patients who have one copy of the F508del mutation in their CFTR gene and a second mutation that results in minimal CFTR function. If successful, we plan to initiate a Phase 2 clinical trial of VX-659 in the second half of 2017. In addition to VX-659, we expect to move a fourth next-generation corrector from research into clinical development in 2017.
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
Pain
We are developing VX-150 and VX-241, two drug candidates for the treatment of pain. We have initiated a six-week cross-over Phase 2 proof-of-concept clinical trial to evaluate VX-150 in approximately 100 patients with symptomatic osteoarthritis of the knee. Data from this clinical trial is expected by the end of 2016.
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
Recent Transactions
CFFT
In October 2016, we amended our research, development and commercialization agreement with Cystic Fibrosis Foundation Therapeutics Incorporated, or CFFT. Pursuant to the amendment, we have agreed to pay royalties ranging from low single digits to mid-single digits on certain compounds first synthesized and/or tested between March 1, 2014 and August 31, 2016 and tiered royalties ranging from single digits to sub-teens on any approved drugs first synthesized and/or tested during a research term on or before February 28, 2014, including KALYDECO, ORKAMBI, lumacaftor and VX-661. In connection with the amendment, CFFT provided us an upfront program award of $75.0 million and agreed to provide development funding to us of up to $6.0 million annually.
Credit Agreement
In October 2016, we entered into a credit agreement with Bank of America, N.A., as administrative agent and the lenders referred to therein. The agreement provides for a $500 million revolving facility, $300 million of which was drawn at closing. The agreement also provides that, subject to satisfaction of certain conditions, we may request that the borrowing capacity under the agreement be increased by an additional $300 million. All outstanding borrowings under the credit agreement mature on October 13, 2021. In connection with entry into the agreement, we terminated and repaid all outstanding obligations under our pre-existing credit agreement with Macquarie US Trading LLC, as administrative agent, and the other lenders party thereto.
Moderna
In July 2016, we entered into a strategic collaboration and licensing agreement with Moderna Therapeutics, Inc., pursuant to which we are seeking to identify and develop messenger Ribonucleic Acid Therapeutics for the treatment of CF. In connection with the agreement, we made an upfront payment to Moderna of $20.0 million and made a $20.0 million investment in Moderna pursuant to a convertible promissory note, that converted into preferred stock in August 2016.

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

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Revenues	$413,783	$309,816	$103,967	34%	$1,243,471	$614,401	$629,070	102%
Operating costs and expenses	432,510	379,842	52,668	14%	1,273,175	1,027,576	245,599	24%
Other items, net	(20,114)	(25,123)	5,009	20%	(115,293)	(69,428)	$(45,865)	(66)%
Net loss attributable to Vertex	$(38,841)	$(95,149)	$(56,308)	(59)%	$(144,997)	$(482,603)	$(337,606)	(70)%
Net Loss Attributable to Vertex
Net loss attributable to Vertex was $(38.8) million in the third quarter of 2016 as compared to a net loss attributable to Vertex of $(95.1) million in the third quarter of 2015. Our revenues increased significantly in the third quarter of 2016 as compared to the third quarter of 2015 due to increased ORKAMBI and KALYDECO net product revenues. Our operating costs and expenses increased in the third quarter of 2016 as compared to the third quarter of 2015 primarily due to increases in research and development expenses, sales, general and administrative expenses and cost of product revenues. In the near term, we expect net loss (income) attributable to Vertex will be dependent on expected increases in ORKAMBI net product revenues.
Net loss attributable to Vertex was $(145.0) million in the nine months ended September 30, 2016 as compared to a net loss attributable to Vertex of $(482.6) million in the nine months ended September 30, 2015. Our revenues increased significantly in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to increased ORKAMBI and KALYDECO net product revenues. Our operating costs and expenses increased in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 primarily due to increases in research and development expenses, sales, general and administrative expenses and cost of product revenues. Other items, net in the nine months ended September 30, 2016 included an aggregate of $58.5 million in charges related to the increase in the fair value of the contingent milestone payments and royalties payable by us to Parion.
Diluted Net Loss Per Share Attributable to Vertex Common Shareholders
Diluted net loss per share attributable to Vertex common shareholders was $(0.16) in the third quarter of 2016 as compared to a diluted net loss per share attributable to Vertex common shareholders of $(0.39) in the third quarter of 2015. Diluted net loss per share attributable to Vertex common shareholders was $(0.59) in the nine months ended September 30, 2016 as compared to a diluted net loss per share attributable to Vertex common shareholders of $(2.00) in the nine months ended September 30, 2015.
Revenues

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Product revenues, net	$409,689	$302,511	$107,178	35%	$1,229,750	$593,774	$635,976	107%
Royalty revenues	3,835	5,759	(1,924)	(33)%	12,713	17,628	(4,915)	(28)%
Collaborative revenues	259	1,546	(1,287)	(83)%	1,008	2,999	(1,991)	(66)%
Total revenues	$413,783	$309,816	$103,967	34%	$1,243,471	$614,401	$629,070	102%
Product Revenues, Net

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
ORKAMBI	$234,046	$130,767	$103,279	79%	$702,670	$130,767	$571,903	437%
KALYDECO	175,608	165,929	9,679	6%	$526,352	$450,991	$75,361	17%
INCIVEK	35	5,815	(5,780)	(99)%	728	12,016	(11,288)	(94)%
Total product revenues, net	$409,689	$302,511	$107,178	35%	$1,229,750	$593,774	$635,976	107%

Our total net product revenues increased in the third quarter and the nine months ended September 30, 2016 as compared to the third quarter and the nine months ended September 30, 2015 due to increased net product revenues from ORKAMBI, which was approved by the FDA in July 2015, and increased KALYDECO net product revenues. In September 2016, the FDA approved a label expansion for ORKAMBI, expanding the label to include patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene.
We believe that the level of our ORKAMBI revenues for the remainder of 2016 will be dependent on:

•	the number of additional patients who begin treatment with ORKAMBI, including patients six to eleven years of age in the United States;
•the rate at which additional patients initiate treatment;
•the proportion of initiated patients who remain on treatment; and
•the compliance rate for patients who remain on treatment.
We expect ORKAMBI net product revenues to increase in the fourth quarter of 2016 as compared to the third quarter of 2016. In the short term, we expect that our ex-U.S. ORKAMBI net product revenues will be primarily from Germany due to the time it will take to complete the reimbursement discussions in other European countries. In the third quarter and the nine months ended September 30, 2016, we recognized approximately $22.8 million and $47.5 million, respectively, in ex-U.S. ORKAMBI net product revenues, which were mainly from Germany. We also are selling ORKAMBI in France pursuant to an early access program, but are not recognizing any revenues because the price is not determinable.
The increase in KALYDECO net product revenues in the third quarter and the nine months ended September 30, 2016, as compared to the third quarter and the nine months ended September 30, 2015, was primarily due to additional patients being treated with KALYDECO as we completed reimbursement discussions in various jurisdictions and to the increased number of patients eligible to receive KALYDECO through label expansions. In the third quarter and the nine months ended September 30, 2016, we recognized approximately $75.1 million and $227.6 million, respectively, in ex-U.S. KALYDECO net product revenues.
We have withdrawn INCIVEK from the market in the United States. We may continue to have small adjustments to INCIVEK revenues over the next several quarters as we adjust our INCIVEK reserves for rebates, chargebacks and discounts.
Royalty Revenues
Our royalty revenues were $3.8 million and $12.7 million in the third quarter and the nine months ended September 30, 2016, respectively, as compared to $5.8 million and $17.6 million in the third quarter and the nine months ended September 30, 2015, respectively. Our royalty revenues consist of (i) revenues related to a cash payment we received in 2008 when we sold our rights to certain HIV royalties and (ii) revenues related to certain third-party royalties payable by our collaborators on sales of HIV and HCV drugs that also result in corresponding royalty expenses.
Collaborative Revenues
Our collaborative revenues were $0.3 million and $1.0 million in the third quarter and the nine months ended September 30, 2016, respectively, as compared to $1.5 million and $3.0 million in the third quarter and the nine months ended September 30, 2015, respectively. Our collaborative revenues have historically fluctuated significantly from one period to another and may continue to fluctuate in the future.

Operating Costs and Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Cost of product revenues	$53,222	$30,269	$22,953	76%	$147,165	$55,059	$92,106	167%
Royalty expenses	855	1,691	(836)	(49)%	2,813	6,068	(3,255)	(54)%
Research and development expenses	272,370	246,284	26,086	11%	799,238	685,741	113,497	17%
Sales, general and administrative expenses	106,055	99,772	6,283	6%	322,921	280,026	42,895	15%
Restructuring expenses, net	8	1,826	(1,818)	(100)%	1,038	682	356	52%
Total costs and expenses	$432,510	$379,842	$52,668	14%	$1,273,175	$1,027,576	$245,599	24%
Cost of Product Revenues
Our cost of product revenues includes the cost of producing inventories that correspond to product revenues for the reporting period, plus the third-party royalties payable on our net sales of our products. Pursuant to our agreement with CFFT, our tiered third-party royalties on sales of KALYDECO and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens. Our cost of product revenues increased in the third quarter and nine months ended September 30, 2016 as compared to the third quarter and the nine months ended September 30, 2015, primarily due to increased net product revenues. The increase in cost of product revenues in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 also reflected the second and final $13.9 million commercial milestone that was earned by CFFT in the first quarter of 2016 related to sales of ORKAMBI and that was included in cost of product revenues in the first quarter of 2016. In future periods, our cost of product revenues will not be affected by commercial milestones on ORKAMBI, with our cost of product revenues generally tracking our net product revenues.
Royalty Expenses
Royalty expenses include expenses related to a subroyalty payable to a third party on net sales of an HIV protease inhibitor sold by GlaxoSmithKline and third-party royalties payable upon net sales of telaprevir by our collaborators in their territories. Royalty expenses do not include royalties we pay to CFFT on sales of KALYDECO and ORKAMBI, which instead are included in cost of product revenues. Royalty expenses in the third quarter and the nine months ended September 30, 2016 decreased by $0.8 million and $3.3 million, respectively, as compared to the third quarter and the nine months ended September 30, 2015, primarily as a result of decreased INCIVO (telaprevir) sales by our collaborator Janssen NV.
Research and Development Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Research expenses	$99,162	$69,342	$29,820	43%	$242,058	$200,099	$41,959	21%
Development expenses	173,208	176,942	(3,734)	(2)%	557,180	485,642	71,538	15%
Total research and development expenses	$272,370	$246,284	$26,086	11%	$799,238	$685,741	$113,497	17%
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
Since January 1, 2013, we have incurred $3.5 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2015 and the nine months ended September 30, 2016, costs related to our CF programs represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. We cannot make a meaningful estimate when, if ever, our clinical development programs will generate revenues and cash flows.
Research Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$21,525	$21,542	$(17)	—%	$61,503	$61,796	$(293)	—%
Stock-based compensation expense	14,023	16,342	(2,319)	(14)%	38,088	43,199	(5,111)	(12)%
Laboratory supplies and other direct expenses	11,726	8,755	2,971	34%	33,410	28,339	5,071	18%
Outsourced services and acquired research assets	32,054	4,788	27,266	569%	53,749	14,293	39,456	276%
Infrastructure costs	19,834	17,915	1,919	11%	55,308	52,472	2,836	5%
Total research expenses	$99,162	$69,342	$29,820	43%	$242,058	$200,099	$41,959	21%
We maintain a substantial investment in research activities. Our research expenses increased by 43% in the third quarter of 2016 as compared to the third quarter of 2015 and increased by 21% in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. Outsourced services and acquired research assets in the third quarter of 2016 included a $20.0 million upfront payment to Moderna for which there was no comparable expense in the third quarter of 2015. We expect to continue to invest in our research programs with a focus on identifying drug candidates with the goal of creating transformative medicines.
Development Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$44,788	$42,101	$2,687	6%	$134,201	$123,723	$10,478	8%
Stock-based compensation expense	25,957	28,359	(2,402)	(8)%	76,980	81,351	(4,371)	(5)%
Laboratory supplies and other direct expenses	10,784	6,696	4,088	61%	32,039	22,113	9,926	45%
Outsourced services	60,838	70,927	(10,089)	(14)%	216,881	177,324	39,557	22%
Drug supply costs	2,655	2,977	(322)	(11)%	9,512	7,262	2,250	31%
Infrastructure costs	28,186	25,882	2,304	9%	87,567	73,869	13,698	19%
Total development expenses	$173,208	$176,942	$(3,734)	(2)%	$557,180	$485,642	$71,538	15%
Our development expenses in the third quarter of 2016 were consistent with development expenses in the third quarter of 2015. Our development expenses increased by $71.5 million, or 15%, in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to an increase in outsourced services during the nine months ended September 30, 2016 related to ongoing clinical trials, including our Phase 3 development program for VX-661 in combination with ivacaftor, and an increase in infrastructure costs.

Sales, General and Administrative Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2016	2015	$	%	2016	2015	$	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$106,055	$99,772	$6,283	6%	$322,921	$280,026	$42,895	15%
Sales, general and administrative expenses increased by 6% in the third quarter of 2016 as compared to the third quarter of 2015 and increased by 15% in the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to increased investment in commercial support for ORKAMBI in ex-U.S. markets. We expect sales, general and administrative expenses during the fourth quarter of 2016 will be similar to our quarterly sales, general and administrative expenses in the nine months ended September 30, 2016.
Restructuring Expense, Net
We recorded restructuring expenses of $8.0 thousand and $1.0 million in the third quarter and the nine months ended September 30, 2016, respectively, as compared to restructuring expenses of $1.8 million and $0.7 million in the third quarter of 2015 and the nine months ended September 30, 2015, respectively. Our restructuring expenses in the third quarter and nine months ended September 30, 2016 primarily relate to adjustments to our restructuring liability in connection with the relocation of our corporate headquarters to Boston, Massachusetts.
Other Items
Interest Expense, Net
Interest expense, net was $20.1 million and $61.0 million in the third quarter and the nine months ended September 30, 2016, respectively as compared to $21.1 million and $63.6 million in the third quarter and the nine months ended September 30, 2015, respectively. During the remainder of 2016, we expect to incur approximately $15 million of interest expense associated with the leases for our corporate headquarters, approximately $2 million of interest expense related to the credit agreement we entered into in the fourth quarter of 2016 and approximately $2 million related to a loss on extinguishment attributable to the Macquarie Loan.
Other (Expense) Income, Net
Other (expense) income, net was an expense of $0.2 million and income of $3.0 million in the third quarter and the nine months ended September 30, 2016, respectively as compared to expense of $1.3 million and $5.0 million in the third quarter and the nine months ended September 30, 2015, respectively. Other (expense) income, net in each of the third quarter and nine months ended September 30, 2016 and the third quarter and the nine months ended September 30, 2015 was primarily due to foreign exchange gains and losses.
Income Taxes
We recorded a provision for income taxes of $0.5 million and $24.1 million in the third quarter and the nine months ended September 30, 2016, respectively as compared to $1.3 million and $31.8 million in the third quarter and the nine months ended September 30, 2015, respectively. The provision for income taxes in the third quarter and the nine months ended September 30, 2016 and 2015 was due to income tax on our VIEs, as well as state and foreign tax in various jurisdictions.
Noncontrolling Interest (VIEs)
The net loss (income) attributable to noncontrolling interest (VIEs) recorded on our condensed consolidated statements of operations reflects Parion and BioAxone's net loss (income) for the reporting period, adjusted for any changes during the reporting period in the fair value of the contingent milestone and royalty payments payable by us to Parion and BioAxone.
In the third quarter and the nine months ended September 30, 2016, the net loss (income) attributable to noncontrolling interest (VIEs) was a loss of $0.7 million and income of $33.2 million, respectively. In the third quarter and the nine months ended September 30, 2015, the net loss (income) attributable to noncontrolling interest (VIEs) was income of $1.3 million and a loss of $30.9 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had cash, cash equivalents and marketable securities of $1.13 billion, which represented an increase of $86 million from $1.04 billion as of December 31, 2015. In the nine months ended September 30, 2016, we increased our cash, cash equivalents and marketable securities balance due to increased cash receipts in the nine months ended September 30, 2016 from product sales, partially offset by increased cash expenditures in the nine months ended September 30, 2016 related to, among other things, research and development expenses and sales, general and administrative expenses.
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
We borrowed $300.0 million under a $500.0 million revolving credit facility that we entered into in October 2016 and, subject to certain conditions, we may request that the borrowing capacity under this credit agreement be increased by an additional $300.0 million. In 2014 and 2015, we also received significant proceeds from the issuance of common stock under our employee benefit plans, but we have received limited proceeds from employee benefit plans in 2016 and the amount and timing of future proceeds from employee benefits plans is uncertain. Other possible sources of liquidity include strategic collaborative agreements that include research and/or development funding, commercial debt, public and private offerings of our equity and debt securities, development milestones and royalties on sales of products, software and equipment leases, strategic sales of assets or businesses and financial transactions. Negative covenants in our credit agreement may prohibit or limit our ability to access these sources of liquidity.
Future Capital Requirements
We incur substantial operating expenses to conduct research and development activities and to operate our organization. Under the terms of our credit agreement entered into in October 2016, we are required to repay the outstanding principal amount (currently $300.0 million) in 2021. We also have substantial facility and capital lease obligations, including leases for two buildings in Boston, Massachusetts that continue through 2028. In addition, we have entered into certain collaboration agreements with third parties that include the funding of certain research, development and commercialization efforts with the potential for future milestone and royalty payments by us upon the achievement of pre-established developmental and regulatory targets.
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
Financing Strategy
In October 2016, we borrowed $300.0 million under a $500.0 million revolving credit facility that we entered into in October 2016. In addition, subject to certain conditions, we may request that the borrowing capacity under this credit agreement be increased by an additional $300.0 million. In connection with this new credit agreement, we terminated and repaid all outstanding obligations under our pre-existing credit agreement. We may raise additional capital through public offerings or private placements of our securities or securing new collaborative agreements or other methods of financing. We will continue to manage our capital structure and will consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.
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

•
On October 13, 2016, we entered into a credit agreement with Bank of America, N.A., as administrative agent and the lenders referred to therein. The agreement provides for a $500 million revolving facility, $300 million of which was drawn at closing. All outstanding borrowings under the credit agreement mature on October 13, 2021. In connection with entry into the agreement, we terminated and repaid all outstanding obligations under our pre-existing credit agreement with Macquarie US Trading LLC, as administrative agent, and the the other lenders party thereto.

•
On July 1, 2016, we entered into a collaboration agreement with Moderna Therapeutics, Inc., or Moderna, pursuant to which Moderna is eligible to receive development and regulatory milestones of up to $275 million, as well as tiered royalty payments on future sales.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on February 16, 2016.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies—Recent Accounting Pronouncements,” in the 2015 Annual Report on Form 10-K. There were no new accounting pronouncements adopted during the nine months ended September 30, 2016 that had a material effect on our financial statements.
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
Interest Rate Risk
As of September 30, 2016, we invest our cash in a variety of financial instruments, principally money market funds, short-term government-sponsored enterprise securities, U.S. Treasury securities, investment-grade corporate bonds and commercial paper. These investments are denominated in U.S. dollars. All of our interest-bearing securities are subject to interest rate risk and could decline in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term-to-maturity of our investment instruments. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

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
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of September 30, 2016 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
Item 1.     Legal Proceedings
Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al.
On May 28, 2014, a purported shareholder class action Local No. 8 IBEW Retirement Plan & Trust v. Vertex Pharmaceuticals Incorporated, et al. was filed in the United States District Court for the District of Massachusetts, naming us and certain of our current and former officers and directors as defendants. The lawsuit alleged that we made material misrepresentations and/or omissions of material fact in our disclosures during the period from May 7, 2012 through May 29, 2012, all in violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The purported class consists of all persons (excluding defendants) who purchased our common stock between May 7, 2012 and May 29, 2012. The plaintiffs seek unspecified monetary damages, costs and attorneys’ fees as well as disgorgement of the proceeds from certain individual defendants’ sales of our stock. On October 8, 2014, the Court approved Local No. 8 IBEW Retirement Fund as lead plaintiff, and Scott and Scott LLP as lead counsel for the plaintiff and the putative class. We filed a motion to dismiss the complaint on December 8, 2014 and the plaintiffs filed their opposition to our motion to dismiss on January 22, 2015. On February 23, 2015, we filed a reply to the plaintiffs’ opposition to our motion to dismiss.  The court heard oral argument on our motion to dismiss on March 6, 2015 and took the motion under advisement. On September 30, 2015, the court granted our motion to dismiss. On October 15, 2015, the plaintiff filed a notice of appeal. The First Circuit Court of Appeals issued a scheduling order on December 24, 2015. On February 2, 2016, the Plaintiff filed their opening brief and we filed our opposition brief on March 7, 2016. On March 24, 2016, the plaintiff filed their reply brief. Oral arguments on the appeal took place on July 26, 2016. On October 3, 2016, the First Circuit Court of Appeals affirmed the district court’s dismissal of the plaintiff’s complaint.
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

In October 2016, we entered into a credit agreement providing for a $500 million revolving facility, $300 million of which was drawn at closing. All outstanding borrowings under the credit agreement mature on October 13, 2021.
Our indebtedness could have important consequences to our business, including increasing our vulnerability to general adverse financial, business, economic and industry conditions, as well as other factors that are beyond our control. The credit agreement requires that we comply with certain financial covenants, including that we maintain (i) subject to certain limited exceptions, a consolidated leverage ratio of 3.00 to 1.00 and (ii) consolidated EBITDA of at least $200 million, in each case to be measured on a quarterly basis.
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
Additionally, our obligations under the credit agreement are unconditionally guaranteed by certain of our domestic subsidiaries. All obligations under the credit agreement, and the guarantees of those obligations, are secured by substantially all of our assets and the assets of all guarantors (excluding intellectual property, owned and leased real property and certain other excluded property), including the pledge of all or a portion of the equity interests of certain of our subsidiaries. If we fail to satisfy our obligations under the credit agreement or are unable to obtain sufficient funds to make payments, the lenders could foreclose on our pledged collateral.

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

•
our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for our drug candidates including, ivacaftor, lumacaftor, VX-661, VX-371 (formerly P-1037), VX-152, VX-440, VX-659, VX-970, VX-803, VX-984, VX-150, VX-241 and VX-210, as well as the MAA for ORKAMBI for the treatment of patients with CF six to eleven years of age who are homozygous for the F508del mutation in their CFTR gene and the NDA for VX-661 in combination with ivacaftor;

•	our expectations regarding planned clinical trials for next-generation correctors based upon pre-clinical data;

•	our ability to successfully market KALYDECO and ORKAMBI or any of our other drug candidates for which we obtain regulatory approval;

•
our expectations regarding the timing and structure of clinical trials of our drugs and drug candidates, including ivacaftor, lumacaftor, VX-661, VX-371 (formerly P-1037), VX-152, VX-440, VX-659, VX-970, VX-803, VX-984, VX-150, VX-241 and VX-210, and the expected timing of our receipt of data from our ongoing and planned clinical trials;

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2016 to July 31, 2016	10,732	$0.01	—	—
August 1, 2016 to August 31, 2016	17,534	$0.01	—	—
September 1, 2016 to September 30, 2016	17,423	$0.01	—	—
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
Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan, as amended and restated as of July 12, 2016 (1) *
10.2	Credit Agreement, dated as of October 13, 2016, among Vertex Pharmaceuticals Incorporated, Bank of America, N.A. and the other lenders party thereto.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
(1) Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on June 30, 2016.
*    Management contract, compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

October 31, 2016	By:	/s/ Ian F. Smith
Ian F. Smith
Executive Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)