Form 10-Q
period 2017-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2017-04-28
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐	(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	249,068,782
Class	Outstanding at April 21, 2017

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

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

Part I. Financial Information
Item 1.    Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product revenues, net	$480,622	$394,410
Royalty revenues	1,551	3,596
Collaborative revenues	232,545	74
Total revenues	714,718	398,080
Costs and expenses:
Cost of product revenues	46,242	49,789
Royalty expenses	746	860
Research and development expenses	273,563	255,860
Sales, general and administrative expenses	113,326	105,214
Restructuring expenses, net	9,999	687
Total costs and expenses	443,876	412,410
Income (loss) from operations	270,842	(14,330)
Interest expense, net	(16,765)	(20,698)
Other (expenses) income, net	(544)	4,411
Income (loss) before provision for income taxes	253,533	(30,617)
Provision for income taxes	3,985	5,485
Net income (loss)	249,548	(36,102)
Income attributable to noncontrolling interest	(1,792)	(5,529)
Net income (loss) attributable to Vertex	$247,756	$(41,631)

Amounts per share attributable to Vertex common shareholders:
Net income (loss):
Basic	$1.01	$(0.17)
Diluted	$0.99	$(0.17)
Shares used in per share calculations:
Basic	246,024	243,831
Diluted	248,700	243,831
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$249,548	$(36,102)
Changes in other comprehensive income (loss):
Unrealized holding gains on marketable securities, net of tax	3,534	229
Unrealized losses on foreign currency forward contracts, net of tax	(6,681)	(5,212)
Foreign currency translation adjustment	(2,001)	(1,740)
Total changes in other comprehensive income (loss)	(5,148)	(6,723)
Comprehensive income (loss)	244,400	(42,825)
Comprehensive income attributable to noncontrolling interest	(1,792)	(5,529)
Comprehensive income (loss) attributable to Vertex	$242,608	$(48,354)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,003,679	$1,183,945
Marketable securities, available for sale	405,103	250,612
Restricted cash and cash equivalents (VIE)	44,564	47,762
Accounts receivable, net	207,955	201,083
Inventories	82,020	77,604
Prepaid expenses and other current assets	128,493	70,534
Total current assets	1,871,814	1,831,540
Property and equipment, net	708,395	698,362
Intangible assets	284,340	284,340
Goodwill	50,384	50,384
Cost method investments	20,276	20,276
Other assets	11,494	11,885
Total assets	$2,946,703	$2,896,787
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$63,145	$61,451
Accrued expenses	277,962	315,249
Deferred revenues, current portion	6,057	6,005
Accrued restructuring expenses, current portion	7,634	6,047
Capital lease obligations, current portion	19,270	19,426
Customer deposits	104,774	73,416
Credit facility	—	300,000
Other liabilities, current portion	10,954	10,943
Total current liabilities	489,796	792,537
Deferred revenues, excluding current portion	5,742	6,632
Accrued restructuring expenses, excluding current portion	613	1,907
Capital lease obligations, excluding current portion	30,355	34,976
Deferred tax liability	135,402	134,063
Construction financing lease obligation, excluding current portion	498,775	486,359
Advance from collaborator	74,760	73,423
Other liabilities, excluding current portion	28,467	28,699
Total liabilities	1,263,910	1,558,596
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 248,890,834 and 248,300,517 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2,459	2,450
Additional paid-in capital	6,616,975	6,506,795
Accumulated other comprehensive income	16,025	21,173
Accumulated deficit	(5,135,451)	(5,373,836)
Total Vertex shareholders’ equity	1,500,008	1,156,582
Noncontrolling interest	182,785	181,609
Total shareholders’ equity	1,682,793	1,338,191
Total liabilities and shareholders’ equity	$2,946,703	$2,896,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2015	246,307	$2,427	$6,197,500	$1,824	$(5,261,784)	$939,967	$153,661	$1,093,628
Other comprehensive loss, net of tax	—	—	—	(6,723)	—	(6,723)	—	(6,723)
Net loss	—	—	—	—	(41,631)	(41,631)	5,529	(36,102)
Issuance of common stock under benefit plans	980	2	9,147	—	—	9,149	—	9,149
Stock-based compensation expense	—	—	56,317	—	—	56,317	(71)	56,246
Balance at March 31, 2016	247,287	$2,429	$6,262,964	$(4,899)	$(5,303,415)	$957,079	$159,119	$1,116,198

Balance at December 31, 2016	248,301	$2,450	$6,506,795	$21,173	$(5,373,836)	$1,156,582	$181,609	$1,338,191
Cumulative effect adjustment for adoption of new accounting guidance	—	—	9,371		(9,371)	—	—	—
Other comprehensive loss, net of tax	—	—	—	(5,148)	—	(5,148)	—	(5,148)
Net income	—	—	—	—	247,756	247,756	1,792	249,548
Issuance of common stock under benefit plans	590	9	31,019	—	—	31,028	—	31,028
Stock-based compensation expense	—	—	69,790	—	—	69,790	—	69,790
Other	—	—	—	—	—	—	(616)	(616)
Balance at March 31, 2017	248,891	$2,459	$6,616,975	$16,025	$(5,135,451)	$1,500,008	$182,785	$1,682,793
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$249,548	$(36,102)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	68,982	55,472
Depreciation and amortization expense	14,850	16,415
Deferred income taxes	1,212	2,060
Impairment of property and equipment	1,946	—
Other non-cash items, net	(5,152)	(3,835)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,118)	(2,512)
Inventories	(3,650)	(4,771)
Prepaid expenses and other assets	(47,178)	(7,325)
Accounts payable	717	(343)
Accrued expenses and other liabilities	(9,931)	(29,922)
Accrued restructuring expense	305	(1,459)
Deferred revenues	(839)	(2,815)
Net cash provided by (used in) operating activities	265,692	(15,137)
Cash flows from investing activities:
Purchases of marketable securities	(248,273)	(224,624)
Maturities of marketable securities	98,393	131,173
Expenditures for property and equipment	(11,159)	(11,974)
Decrease in restricted cash and cash equivalents (VIE)	3,198	2,637
Decrease in other assets	60	80
Net cash used in investing activities	(157,781)	(102,708)
Cash flows from financing activities:
Issuances of common stock under benefit plans	11,249	8,846
Payments on revolving credit facility	(300,000)	—
Advance from collaborator	5,000	—
Payments on capital lease obligations	(4,703)	(4,041)
Payments on construction financing lease obligation	(117)	(103)
Repayments of advanced funding	(994)	—
Net cash (used in) provided by financing activities	(289,565)	4,702
Effect of changes in exchange rates on cash	1,388	2,620
Net decrease in cash and cash equivalents	(180,266)	(110,523)
Cash and cash equivalents—beginning of period	1,183,945	714,768
Cash and cash equivalents—end of period	$1,003,679	$604,245

Supplemental disclosure of cash flow information:
Cash paid for interest	$17,527	$20,603
Cash paid for income taxes	$1,164	$581
Capitalization of costs related to construction financing lease obligation	$12,549	$—
Issuances of common stock from employee benefit plans receivable	$19,847	$593

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

A. Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Vertex Pharmaceuticals Incorporated (“Vertex” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
The condensed consolidated financial statements reflect the operations of (i) the Company, (ii) its wholly-owned subsidiaries and (iii) consolidated variable interest entities (VIEs). All material intercompany balances and transactions have been eliminated. The Company operates in one segment, pharmaceuticals.

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2017 and 2016.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016, which are contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 that was filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2017 (the “2016 Annual Report on Form 10-K”).
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
The Company’s significant accounting policies are described in Note A, “Nature of Business and Accounting Policies,” in the 2016 Annual Report on Form 10-K.
Recent Accounting Pronouncements
In 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance applicable to revenue recognition that will be effective January 1, 2018. Early adoption was permitted for the year-ending December 31, 2017. The new guidance applies a more principles based approach to recognizing revenue. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance must be adopted using either a modified retrospective approach or a full retrospective approach for all periods presented. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application within retained earnings. Under the full retrospective approach, the standard would be applied to each prior reporting period presented. Upon adoption, the Company will use the modified retrospective method. The Company is in the process of evaluating the new guidance and determining whether the expected effect is material to its condensed consolidated financial statements.  The Company has formed a project team to review its portfolio of existing customer contracts and current accounting policies to identify and assess the potential differences that would result from applying the requirements of the new standard. The Company is also in the process of implementing appropriate changes to its controls to

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

support revenue recognition and disclosure under the new standard. The new guidance could impact the Company’s accounting for product shipments to certain countries through early access programs, including the French early access programs, whereby the associated product has received regulatory approval but the reimbursement rate has not been finalized.
In 2015, the FASB issued amended guidance applicable to inventory. The amended guidance simplifies the subsequent measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. The amended guidance became effective for the Company during the first quarter of 2017. Adoption of the amended guidance did not have a significant effect on its condensed consolidated financial statements.
In 2016, the FASB issued amended guidance applicable to share-based compensation to employees that simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The amended guidance became effective for the Company during the first quarter of 2017. The amended guidance eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in additional paid-in capital. This created approximately $410.8 million of deferred tax asset (“DTA”) relating to federal and state net operating losses (“NOLs”) that are fully reserved by an equal increase in valuation allowance. The Company recorded DTAs of approximately $404.7 million relating to Federal NOLs and approximately $6.1 million relating to State NOLs, both of which are offset by a full valuation allowance. Upon adoption, the Company also elected to change its accounting policy to account for forfeitures as they occur. The change was applied on a modified retrospective basis with a cumulative effect adjustment to accumulated deficit of $9.4 million, which increased the accumulated deficit as of January 1, 2017. This change also resulted in an increase to DTA by $3.4 million, which is offset by a full valuation allowance. As a result, there was no cumulative-effect adjustment to accumulated deficit. The provisions related to the recognition of excess tax benefits in the income statement and classification in the statement of cash flows were adopted prospectively, and as such, the prior periods were not retrospectively adjusted.
In January 2016, the FASB issued amended guidance related to the recording of financial assets and financial liabilities. Under the amended guidance, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity has the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative will be recognized in net income. The amended guidance is effective for the year-ending December 31, 2018. Early adoption is permitted. The Company expects the implementation of this standard to have an impact on its consolidated financial statements and related disclosures, as the Company held publicly traded equity investments at March 31, 2017 as well as equity investments accounted for under the cost method. A cumulative-effect adjustment to the balance sheet will be recorded as of the beginning of the fiscal year of adoption. The implementation of this amended guidance is expected to increase volatility in net income as the volatility currently recorded in other comprehensive income related to changes in the fair market value of available-for-sale equity investments will be reflected in net income after adoption.

In January 2017, the FASB issued amended guidance related to business combinations. The amended guidance clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new accounting guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. The Company early adopted this new guidance as of January 1, 2017 and will apply this new guidance to future acquisitions.
In January 2017, the FASB issued amended guidance related the subsequent measurement of goodwill. The amended guidance eliminates a step from the goodwill impairment test. Under the amended guidance, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amended guidance is effective for the year-ending December 31, 2020. Early adoption is permitted. The Company does not expect a significant effect on its condensed consolidated financial statements upon adoption of this new guidance.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

For a discussion of other recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies—Recent Accounting Pronouncements,” in the 2016 Annual Report on Form 10-K.

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
In order to conclude that the price is fixed or determinable, the Company must be able to (i) calculate its gross product revenues from sales to Customers and (ii) reasonably estimate its net product revenues upon delivery to its Customers’ locations. The Company calculates gross product revenues based on the price that the Company charges its Customers. The Company estimates its net product revenues by deducting from its gross product revenues (a) trade allowances, such as invoice discounts for prompt payment and Customer fees, (b) estimated government and private payor rebates, chargebacks and discounts, (c) estimated reserves for expected product returns and (d) estimated costs of co-pay assistance programs for patients, as well as other incentives for certain indirect customers.
The Company makes significant estimates and judgments that materially affect the Company’s recognition of net product revenues. In certain instances, the Company may be unable to reasonably conclude that the price is fixed or determinable at the time of delivery, in which case it defers the recognition of revenues. Once the Company is able to determine that the price is fixed or determinable, it recognizes the revenues associated with the units in which revenue recognition was deferred. ORKAMBI net product revenues do not include any revenues from product sales in France. The Company began distributing ORKAMBI through early access programs in the fourth quarter of 2015. The Company’s condensed consolidated balance sheet includes $104.8 million collected as of March 31, 2017 in France related to ORKAMBI that is classified as customer deposits. The Company expects that revenues from these early access programs will be recognized in the period that a formal reimbursement agreement in France is reached based on the terms of such agreement.
The following table summarizes activity in each of the product revenue allowance and reserve categories for the three months ended March 31, 2017:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2016	$2,568	$81,927	$3,492	$1,214	$89,201
Provision related to current period sales	5,638	28,567	370	6,093	40,668
Adjustments related to prior period sales	(169)	(2,344)	(48)	(56)	(2,617)
Credits/payments made	(5,654)	(27,916)	(170)	(4,428)	(38,168)
Balance at March 31, 2017	$2,383	$80,234	$3,644	$2,823	$89,084

C.	Collaborative Arrangements and Pending Acquisition
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

such as ORKAMBI, sales will be allocated equally to each of the active pharmaceutical ingredients in the combination product.
In the first quarter of 2016, CFFT earned a commercial milestone payment of $13.9 million from the Company upon achievement of certain sales levels of lumacaftor. There are no additional commercial milestone payments payable by the Company to CFFT pursuant to the agreement. Pursuant to the 2016 Amendment, the CFFT provided the Company an upfront program award of $75.0 million and agreed to provide development funding to the Company of up to $6.0 million annually. The program award plus any future development funding represent a form of financing pursuant to Accounting Standards Codification (ASC) 730, Research and Development, and thus the amounts are recorded as a liability on the condensed consolidated balance sheet, primarily reflected in Advance from collaborator. The liability is reduced over the estimated royalty term of the agreement. Reductions in the liability are reflected as an offset to cost of product revenues and as interest expense.
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
CRISPR Therapeutics AG
In October 2015, the Company entered into a strategic collaboration, option and license agreement (the “CRISPR Agreement”) with CRISPR Therapeutics AG and its affiliates (“CRISPR”) to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene editing technology. The Company has the exclusive right to license up to six CRISPR-Cas9-based targets. In connection with the CRISPR Agreement, the Company made an upfront payment to CRISPR of $75.0 million and a $30.0 million investment in CRISPR pursuant to a convertible loan agreement that converted into preferred stock in January 2016. The Company expensed $75.0 million to research and development, and the $30.0 million investment was recorded at cost and is classified as a long-term asset on the Company’s condensed consolidated balance sheets. In the second quarter of 2016, the Company made an additional preferred stock investment in CRISPR of approximately $3.1 million. In connection with CRISPR’s initial public offering in October 2016, the Company purchased $10 million of common shares at public offering price and the Company’s preferred stock investments in CRISPR converted into common shares. As of March 31, 2017, the Company recorded the CRISPR common shares it holds at fair value and included the fair value of the common shares in its marketable securities and the unrecognized gain related to these common shares in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Merck KGaA

On January 10, 2017, the Company entered into a strategic collaboration and license agreement (the “Merck KGaA Agreement”) with Merck KGaA, Darmstadt, Germany (“Merck KGaA”). Pursuant to the Merck KGaA Agreement, the Company granted Merck KGaA an exclusive worldwide license to research, develop and commercialize four oncology research and development programs. Under the Merck KGaA Agreement, the Company granted Merck KGaA exclusive, worldwide rights to two clinical-stage programs targeting DNA damage repair: its ataxia telangiectasia and Rad3-related protein inhibitor program, including VX-970 and VX-803, and its DNA-dependent protein kinase inhibitor program, including VX-984. In addition, the Company granted Merck KGaA exclusive, worldwide rights to two pre-clinical programs.

The Merck KGaA Agreement provided for an up-front payment from Merck KGaA to the Company of $230.0 million. During the first quarter of 2017, the Company received $193.6 million of the up-front payment and the remaining $36.4 million was remitted to the German tax authorities. Pursuant to a tax treaty between the United States and Germany, the Company filed a refund application for the tax withholding and expects to receive the refund in approximately six months. The income tax receivable is included in Prepaid expenses and other current assets at March 31, 2017. In addition to the up-front payment, the Company will receive tiered royalties on potential sales of licensed products, calculated as a percentage of net sales, that range from (i) mid-single digits to mid-twenties for clinical-stage programs and (ii) mid-single digits to high single digits for the pre-clinical research programs. Merck KGaA has assumed full responsibility for development and commercialization costs for all programs.

The Company evaluated the deliverables, primarily consisting of a license to the four programs and the obligation to complete certain fully-reimbursable research and development and transition activities as directed by Merck KGaA, pursuant to the Merck KGaA Agreement, under the multiple element arrangement accounting guidance. The Company concluded that the license has stand-alone value from the research and development and transition activities based on the resources and know-how possessed by Merck KGaA, and thus concluded that there are two units of accounting in the arrangement. The Company determined the relative selling price of the units of accounting based on the Company’s best estimate of selling price. The Company utilized key assumptions to determine the best estimate of selling price for the license, which included future potential net sales of licensed products, development timelines, reimbursement rates for personnel costs, discount rates, and estimated third-party development costs. The Company utilized a discounted cash flow model to determine its best estimate of selling price for the license and determined the best estimate of selling price for the research and development and transition activities based on what it would sell the services for separately. Based on this analysis, the Company recognized approximately $231.7 million in collaborative revenues related to the up-front payment upon delivery of the license and to the research and development and transition activities provided during the quarter. The Company recorded the reimbursement for the research and development and transition activities as revenue in the Company’s consolidated statements of operations primarily due to the fact that the Company is the primary obligor in the arrangement. The Company expects to provide research and development and transition activities through the end of the fiscal year and will recognize the revenues and associated expenses as the services are provided.

Merck KGaA may terminate the Merck KGaA Agreement or any individual program by providing 90 days’ notice, or, in the case of termination of a program with a product that has received marketing approval, 180 days’ notice. The Merck KGaA Agreement also may be terminated by either party for a material breach by the other party, subject to notice and cure provisions. Unless earlier terminated, the Merck KGaA Agreement will continue in effect until the date on which the royalty term and all payment obligations with respect to all products in all countries have expired.

Variable Interest Entities

The Company has entered into several agreements pursuant to which it has licensed rights to certain drug candidates from third-party collaborators, which has resulted in the consolidation of the third parties’ financial statements into the Company’s condensed consolidated financial statements as VIEs. In order to account for the fair value of the contingent payments, which consist of milestone, royalty and option payments, related to these collaborations under GAAP, the Company uses present-value models based on assumptions regarding the probability of achieving the relevant milestones, estimates regarding the timing of achieving the milestones, estimates of future product sales and the appropriate discount rates. The Company bases its estimate of the probability of achieving the relevant milestones on industry data for similar

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

assets and its own experience. The discount rates used in the valuation model represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Changes in these assumptions could have a material effect on the fair value of the contingent payments. The following collaborations are reflected in the Company’s financial statements as consolidated VIEs:

Parion Sciences, Inc.

In June 2015, the Company entered into a strategic collaboration and license agreement (the “Parion Agreement”) with Parion Sciences, Inc. (“Parion”).  Pursuant to the agreement, the Company is collaborating with Parion to develop investigational epithelial sodium channel (“ENaC”) inhibitors, including VX-371 (formerly P-1037) and VX-551 (formerly P-1055), for the potential treatment of CF, and all other pulmonary diseases.  The Company is leading development activities for VX-371 and VX-551 and is responsible for all costs, subject to certain exceptions, related to development and commercialization of the compounds.

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

While there was a transfer of $80.0 million to Parion, the cash remained within the Company’s condensed consolidated financial statements since Parion is part of the consolidated entity. The cash received, net of any cash spend by Parion, is classified as restricted cash and cash equivalents (VIE) within the condensed consolidated balance sheet as it is attributed to the noncontrolling interest holders of Parion. When determining the valuation of goodwill, the fair value of consideration for the license is zero since there was no consideration transferred outside the condensed consolidated financial statements. The Company recorded $255.3 million of intangible assets on the Company’s condensed consolidated balance sheet for Parion’s in-process research and development assets. These in-process research and development assets relate to Parion’s pulmonary ENaC platform, including the intellectual property related to VX-371 and VX-551, that are licensed by Parion to the Company. The Company also recorded the fair value of the net assets attributable to noncontrolling interest of $164.3 million, deferred tax liability of $91.0 million resulting from a basis difference in the intangible assets and certain other net

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

liabilities held by Parion of $10.5 million.  The difference between the fair values of the consideration and noncontrolling interest and the fair value of Parion’s net assets was recorded as goodwill.
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
Aggregate VIE Financial Information

An aggregate summary of net income attributable to noncontrolling interest related to the Company’s VIEs for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Loss attributable to noncontrolling interest before provision for income taxes	$1,547	$839
Provision for income taxes	391	3,062
Increase in fair value of contingent payments	(3,730)	(9,430)
Net income attributable to noncontrolling interest	$(1,792)	$(5,529)

The increase in the noncontrolling interest holders’ claim to net assets with respect to the fair value of the contingent payments in the three months ended March 31, 2017 was primarily due to changes in market interest rates and the time value of money. During the three months ended March 31, 2017 and 2016, the increase in the fair value of the contingent payments related to the Company’s VIEs was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Parion	$2,830	$9,000
BioAxone	900	430

As of March 31, 2017, the fair value of the contingent payments related to the Parion Agreement and the BioAxone Agreement was $241.6 million and $18.9 million, respectively. As of December 31, 2016, the fair value of the contingent milestone and royalty payments related to the Parion collaboration and the BioAxone collaboration was $238.8 million and $18.0 million, respectively.

The following table summarizes items related to the Company’s VIEs included in the Company’s condensed consolidated balance sheets as of the dates set forth in the table:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	March 31, 2017	December 31, 2016
	(in thousands)
Restricted cash and cash equivalents (VIE)	$44,564	$47,762
Prepaid expenses and other current assets	5,957	6,812
Intangible assets	284,340	284,340
Goodwill	19,391	19,391
Other assets	687	399
Accounts payable	1,080	415
Taxes payable	1,159	1,330
Other current liabilities	1,998	2,137
Deferred tax liability, net	133,058	131,446
Other liabilities	300	300
Noncontrolling interest	182,785	181,609

The Company has recorded the VIEs’ cash and cash equivalents as restricted cash and cash equivalents (VIE) because (i) the Company does not have any interest in or control over the VIEs’ cash and cash equivalents and (ii) the Company’s agreements with each VIE do not provide for the VIEs’ cash and cash equivalents to be used for the development of the assets that the Company licensed from the applicable VIE. Assets recorded as a result of consolidating the Company’s VIEs’ financial condition into the Company’s balance sheet do not represent additional assets that could be used to satisfy claims against the Company’s general assets.
Other Collaborations
The Company has entered into various agreements pursuant to which it collaborates with third parties, including inlicensing and outlicensing arrangements. Although the Company does not consider any of these arrangements to be material, the most notable of these arrangements are described below.

Moderna Therapeutics, Inc.
In July 2016, the Company entered into a strategic collaboration and licensing agreement (the “Moderna Agreement”) with Moderna Therapeutics, Inc. (“Moderna”) pursuant to which the parties are seeking to identify and develop messenger Ribonucleic Acid (“mRNA”) Therapeutics for the treatment of CF. In connection with the Moderna Agreement in the third quarter of 2016, the Company made an upfront payment to Moderna of $20.0 million and a $20.0 million cost-method investment in Moderna pursuant to a convertible promissory note that converted into preferred stock in August 2016. Moderna has the potential to receive future development and regulatory milestones of up to $275.0 million, including $220.0 million in approval and reimbursement milestones, as well as tiered royalty payments on future sales.
Under the terms of the Moderna Agreement, Moderna will lead discovery efforts and the Company will lead all preclinical, development and commercialization activities associated with the advancement of mRNA Therapeutics that result from this collaboration and will fund all expenses related to the collaboration.
The Company may terminate the Moderna Agreement by providing advanced notice to Moderna, with the required length of notice dependent on whether any product developed under the Moderna Agreement has received marketing approval. The Moderna Agreement also may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, the Moderna Agreement will continue in effect until the expiration of the Company’s payment obligations under the Moderna Agreement.
Janssen Pharmaceuticals, Inc.
In June 2014, the Company entered into an agreement (the “Janssen Influenza Agreement”) with Janssen Pharmaceuticals, Inc. (“Janssen Inc.”), which was amended in October 2014 to clarify certain roles and responsibilities of the parties.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Janssen Inc. is responsible for costs related to the development and commercialization of the compounds. During the three months ended March 31, 2017 and 2016, the Company recorded reimbursement for these development activities of $0.9 million and $3.5 million, respectively. The reimbursements are recorded as a reduction to development expense in the Company’s condensed consolidated statements of operations primarily due to the fact that Janssen Inc. directs the activities and selects the suppliers associated with these activities.
Pending Acquisition
Concert Pharmaceuticals
On March 6, 2017, the Company entered into an asset purchase agreement (the “Concert Agreement”) with Concert Pharmaceuticals (“Concert”). Pursuant to the Concert Agreement, the Company will acquire certain assets including CTP-656 from Concert. CTP-656 is an investigational CFTR potentiator that has the potential to be used as part of future once-daily combination regimens of CFTR modulators that treat the underlying cause of CF. As part of the Concert Agreement, Vertex will pay Concert $160 million in cash for all worldwide development and commercialization rights to CTP-656. If CTP-656 is approved as part of a combination regimen to treat CF, Concert could receive up to an additional $90 million in milestones based on regulatory approval in the U.S. and reimbursement in the UK, Germany or France. The Concert Agreement is subject to approval by Concert's shareholders and clearance under the Hart-Scott-Rodino Antitrust Improvements Act. The waiting period had not expired as of March 31, 2017; therefore, there was no accounting impact relating to this agreement during the three months ended March 31, 2017. The Company is in the process of evaluating the expected accounting effect of the pending transaction on its consolidated financial statements.

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods ended:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Basic net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$247,756	$(41,631)
Less: Undistributed earnings allocated to participating securities	(406)	—
Net income (loss) attributable to Vertex common shareholders—basic	$247,350	$(41,631)

Basic weighted-average common shares outstanding	246,024	243,831
Basic net income (loss) attributable to Vertex per common share	$1.01	$(0.17)

Diluted net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$247,756	$(41,631)
Less: Undistributed earnings allocated to participating securities	(401)	—
Net income (loss) attributable to Vertex common shareholders—diluted	$247,355	$(41,631)

Weighted-average shares used to compute basic net income (loss) per common share	246,024	243,831
Effect of potentially dilutive securities:
Stock options	2,037	—
Restricted stock and restricted stock units	627	—
Other	12	—
Weighted-average shares used to compute diluted net income (loss) per common share	248,700	243,831
Diluted net income (loss) attributable to Vertex per common share	$0.99	$(0.17)
The Company did not include the securities in the following table in the computation of the net income (loss) per share attributable to Vertex common shareholders calculations because the effect would have been anti-dilutive during each period:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Stock options	8,303	12,619
Unvested restricted stock and restricted stock units	807	3,565

E.	Fair Value Measurements
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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of March 31, 2017, the Company’s investments were primarily in money market funds, corporate equity securities, corporate debt securities and commercial paper.
As of March 31, 2017, all of the Company’s financial assets that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds, corporate debt securities, commercial paper and corporate equity securities. The Company’s financial assets valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consisted of investments in highly-rated investment-grade corporations.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the Company’s financial assets (excluding VIE cash and cash equivalents) and liabilities subject to fair value measurements:

	Fair Value Measurements as of March 31, 2017
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$313,629	$313,629	$—	$—
Corporate debt securities	11,027	11,027	—	—
Commercial paper	6,834	6,834	—	—
Marketable securities:
Corporate equity securities	69,372	69,372	—	—
Corporate debt securities	203,181	—	203,181	—
Commercial paper	132,550	—	132,550	—
Prepaid and other current assets:
Foreign currency forward contracts	8,318	—	8,318	—
Other assets:
Foreign currency forward contracts	249	—	249	—
Total financial assets	$745,160	$400,862	$344,298	$—
Financial instruments carried at fair value (liability position):
Other liabilities, current portion:
Foreign currency forward contracts	$(613)	$—	$(613)	$—
Other liabilities, excluding current portion:
Foreign currency forward contracts	(86)	—	(86)	—
Total financial liabilities	$(699)	$—	$(699)	$—

	Fair Value Measurements as of December 31, 2016
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$280,560	$280,560	$—	$—
Marketable securities:
Government-sponsored enterprise securities	15,508	15,508	—	—
Corporate equity securities	64,560	64,560	—	—
Commercial paper	59,404	—	59,404	—
Corporate debt securities	111,140	—	111,140	—
Prepaid and other current assets:
Foreign currency forward contracts	14,407	—	14,407	—
Other assets:
Foreign currency forward contracts	1,186	$—	1,186	$—
Total financial assets	$546,765	$360,628	$186,137	$—
Financial instruments carried at fair value (liability position):
Other liabilities, current portion:
Foreign currency forward contracts	$(144)	$—	$(144)	$—
Total financial liabilities	$(144)	$—	$(144)	$—

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s VIEs invested in cash equivalents consisting of money market funds of $44.1 million as of March 31, 2017, which are valued based on Level 1 inputs. These cash equivalents are not included in the table above. The Company’s noncontrolling interest related to VIEs includes the fair value of the contingent payments, which consist of milestone, royalty and option payments, which are valued based on Level 3 inputs. Please refer to Note C, “Collaborative Arrangements,” for further information.

F.	Marketable Securities
A summary of the Company’s cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of March 31, 2017
Cash and cash equivalents:
Cash and money market funds	$985,818	$—	$—	$985,818
Commercial paper	6,834	—	—	6,834
Corporate debt securities	11,027	—	—	11,027
Total cash and cash equivalents	$1,003,679	$—	$—	$1,003,679
Marketable securities:
Corporate equity securities	43,213	26,159	—	69,372
Commercial paper (matures within 1 year)	132,640	1	(91)	132,550
Corporate debt securities (matures within 1 year)	180,465	3	(143)	180,325
Corporate debt securities (matures after 1 year)	$22,882	$—	$(26)	$22,856
Total marketable securities	$379,200	$26,163	$(260)	$405,103
Total cash, cash equivalents and marketable securities	$1,382,879	$26,163	$(260)	$1,408,782

As of December 31, 2016
Cash and cash equivalents:
Cash and money market funds	$1,183,945	$—	$—	$1,183,945
Total cash and cash equivalents	$1,183,945	$—	$—	$1,183,945
Marketable securities:
Government-sponsored enterprise securities (matures within 1 year)	$15,506	$2	$—	$15,508
Corporate equity securities	43,213	21,347	—	64,560
Commercial paper (matures within 1 year)	59,331	73	—	59,404
Corporate debt securities (matures within 1 year)	111,225	—	(85)	111,140
Total marketable securities	$229,275	$21,422	$(85)	$250,612
Total cash, cash equivalents and marketable securities	$1,413,220	$21,422	$(85)	$1,434,557
The Company has a limited number of marketable securities in insignificant loss positions as of March 31, 2017, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investment at maturity. There were no charges recorded for other-than-temporary declines in fair value of marketable securities nor gross realized gains or losses recognized in the three months ended March 31, 2017 and 2016.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

G.	Accumulated Other Comprehensive Income (loss)
A summary of the Company’s changes in accumulated other comprehensive income (loss) by component is shown below:

	Foreign Currency Translation Adjustment	Unrealized Holding Gains on Marketable Securities, net of tax	Unrealized Gains (Losses) on Foreign Currency Forward Contracts, net of tax	Total
	(in thousands)
Balance at December 31, 2016	$(7,862)	$17,521	$11,514	$21,173
Other comprehensive (loss) income before reclassifications	(2,001)	3,534	(2,802)	(1,269)
Amounts reclassified from accumulated other comprehensive loss	—	—	(3,879)	(3,879)
Net current period other comprehensive (loss) income	$(2,001)	$3,534	$(6,681)	$(5,148)
Balance at March 31, 2017	$(9,863)	$21,055	$4,833	$16,025

	Foreign Currency Translation Adjustment	Unrealized Holding Gains on Marketable Securities	Unrealized Gains (Losses) on Foreign Currency Forward Contracts, net of tax	Total
	(in thousands)
Balance at December 31, 2015	$(2,080)	$126	$3,778	$1,824
Other comprehensive (loss) income before reclassifications	(1,740)	229	(3,827)	(5,338)
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,385)	(1,385)
Net current period other comprehensive (loss) income	$(1,740)	$229	$(5,212)	$(6,723)
Balance at March 31, 2016	$(3,820)	$355	$(1,434)	$(4,899)

H.	Hedging
The Company maintains a hedging program intended to mitigate the effect of changes in foreign exchange rates for a portion of the Company’s forecasted product revenues denominated in certain foreign currencies. The program includes foreign currency forward contracts that are designated as cash flow hedges under GAAP having contractual durations from one to eighteen months.
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company’s risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If the Company determines that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of March 31, 2017, all hedges were determined to be highly effective and the Company had not recorded any ineffectiveness related to the hedging program.
The following table summarizes the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges:

	As of March 31, 2017	As of December 31, 2016
Foreign Currency	(in thousands)
Euro	$187,375	$164,368
British pound sterling	66,133	65,237
Australian dollar	28,645	23,776
Total foreign currency forward contracts	$282,153	$253,381
The following table summarizes the fair value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under GAAP included on the Company’s condensed consolidated balance sheets:

As of March 31, 2017
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$8,318	Other liabilities, current portion	$(613)
Other assets	249	Other liabilities, excluding current portion	(86)
Total assets	$8,567	Total liabilities	$(699)

As of December 31, 2016
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$14,407	Other liabilities, current portion	$(144)
Other assets	1,186	Other liabilities, excluding current portion	—
Total assets	$15,593	Total liabilities	$(144)
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument on the Company’s condensed consolidated balance sheets:

	As of March 31, 2017
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$8,567	$—	$8,567	$(699)	$7,868
Total liabilities	$(699)	$—	$(699)	$699	$—

	As of December 31, 2016
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$15,593	$—	$15,593	$(144)	$15,449
Total liabilities	$(144)	$—	$(144)	$144	$—

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

I. Inventories
Inventories consisted of the following:

	As of March 31, 2017	As of December 31, 2016
	(in thousands)
Raw materials	$9,172	$6,348
Work-in-process	60,921	56,672
Finished goods	11,927	14,584
Total	$82,020	$77,604
Based on its evaluation of, among other factors, information regarding tezacaftor's safety and efficacy, the Company has begun capitalizing insignificant inventory costs for tezacaftor manufactured in preparation for its potential product launch. In periods prior, the Company expensed costs associated with tezacaftor’s raw materials and work-in-process as a development expense. The Company is planning to submit a New Drug Application to the United States Food and Drug Administration and a Marketing Authorization Application to the European Medicines Agency for tezacaftor in combination with ivacaftor during the third quarter of 2017. The Company plans to continue to monitor the status of the tezacaftor regulatory process and the other factors used to determine whether or not to capitalize the tezacaftor inventory and, if there are significant negative developments regarding tezacaftor, the Company could be required to impair previously capitalized costs.
J. Intangible Assets and Goodwill
Intangible Assets
As of March 31, 2017 and December 31, 2016, in-process research and development intangible assets of $284.3 million were recorded on the Company’s condensed consolidated balance sheet. In 2015, the Company recorded an in-process research development intangible asset of $255.3 million related to Parion’s pulmonary ENaC platform, including the intellectual property related to VX-371 and VX-551, that are licensed by Parion to the Company. In 2014, the Company recorded an in-process research development intangible asset of $29.0 million related to VX-210 that is licensed by BioAxone to the Company.
Goodwill
As of March 31, 2017 and December 31, 2016, goodwill of $50.4 million was recorded on the Company’s condensed consolidated balance sheet.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Property and equipment, net, included $485.7 million and $489.0 million as of March 31, 2017 and December 31, 2016, respectively, related to construction costs for the Buildings. The carrying value of the Company’s lease agreement liability for the Buildings was $472.5 million and $472.6 million as of March 31, 2017 and December 31, 2016, respectively.
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

Because the Company is involved in the construction project, the Company is deemed for accounting purposes to be the owner of the San Diego building during the construction period and recorded project construction costs incurred by the landlord. The Company bifurcates its lease payments pursuant to the San Diego Lease into (i) a portion that is allocated to the San Diego building and (ii) a portion that is allocated to the land on which the San Diego building was constructed. Although the Company will not begin making lease payments pursuant to the San Diego Lease until the commencement date, the portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease that commenced in the fourth quarter of 2016. Upon completion of the San Diego building, the Company will evaluate the San Diego Lease and determine if the San Diego Lease meets the criteria for “sale-leaseback” treatment. If the San Diego Lease meets the “sale-leaseback” criteria, the Company will remove the asset and the related liability from its consolidated balance sheet and treat the San Diego Lease as either an operating or a capital lease based on the Company’s assessment of the accounting guidance. The Company expects that upon completion of construction of the San Diego building the San Diego Lease will not meet the “sale-leaseback” criteria. If the San Diego Lease does not meet “sale-leaseback” criteria, the Company will treat the San Diego Lease as a financing obligation and will depreciate the asset over its estimated useful life. The Company has capitalized $28.9 million and $15.0 million as of March 31, 2017 and December 31, 2016, respectively.

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
The proceeds of the borrowing under the Credit Agreement were used primarily to repay the Company’s then outstanding indebtedness under the Macquarie Loan. The Loans will bear interest, at the Company’s option, at either a base rate or a Eurodollar rate, in each case plus an applicable margin. Under the Credit Agreement, the applicable margins on base rate loans range from 0.75% to 1.50% and the applicable margins on Eurodollar loans range from 1.75% to 2.50%, in each case based on the Company’s consolidated leverage ratio (the ratio of the Company’s total consolidated debt to the Company’s trailing twelve-month EBITDA).
The Loans are guaranteed by certain of the Company’s domestic subsidiaries and secured by substantially all of the Company’s assets and the assets of the Company’s domestic subsidiaries (excluding intellectual property, owned and leased real property and certain other excluded property) and by the equity interests of the Company’s subsidiaries, subject to certain exceptions. Under the terms of the Credit Agreement, the Company must maintain, subject to certain limited exceptions, a consolidated leverage ratio of 3.00 to 1.00 and consolidated EBITDA of at least $200.0 million, in each case to be measured on a quarterly basis.
The Credit Agreement contains customary representations and warranties and usual and customary affirmative and negative covenants. The Credit Agreement also contains customary events of default. In the case of a continuing event of

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
L. Stock-based Compensation Expense
During the three months ended March 31, 2017 and 2016, the Company recognized the following stock-based compensation expense:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$26,981	$26,260
Restricted stock and restricted stock units	40,745	27,533
ESPP share issuances	2,064	2,524
Less stock-based compensation expense capitalized to inventories	(808)	(845)
Total stock-based compensation included in costs and expenses	$68,982	$55,472

Stock-based compensation expense by line item:
Research and development expenses	$44,837	$34,448
Sales, general and administrative expenses	24,145	21,024
Total stock-based compensation included in costs and expenses	$68,982	$55,472
The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of March 31, 2017
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$200,906	2.65
Restricted stock and restricted stock units	$291,088	2.57
ESPP share issuances	$2,016	0.43
The following table summarizes information about stock options outstanding and exercisable at March 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$18.93–$20.00	134	0.85	$18.93	134	$18.93
$20.01–$40.00	1,576	2.95	$33.77	1,576	$33.77
$40.01–$60.00	1,678	5.34	$48.36	1,678	$48.36
$60.01–$80.00	1,279	6.88	$75.86	924	$75.61
$80.01–$100.00	5,932	8.65	$89.51	1,757	$89.81
$100.01–$120.00	1,572	7.79	$109.33	799	$109.30
$120.01–$134.69	1,427	8.22	$130.53	668	$130.27
Total	13,598	7.19	$82.60	7,536	$71.52
M. Other Arrangements
Sale of HIV Protease Inhibitor Royalty Stream
In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of March 31, 2017, the Company had $11.8 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.
N. Income Taxes
The Company is subject to United States federal, state, and foreign income taxes. For the three months ended March 31, 2017, the Company recorded a provision for income taxes of $4.0 million. The provision for income taxes recorded in the three months ended March 31, 2017 included a provision of $0.4 million related to the Company’s VIEs’ income tax provision. The Company has no liability for taxes payable by the Company’s VIEs and the income tax provision and related liability have been allocated to noncontrolling interest (VIE). For the three months ended March 31, 2016, the Company recorded a provision for income taxes of $5.5 million. The provision for income taxes recorded in the three months ended March 31, 2016 included a benefit of $3.1 million related to the Company’s VIEs’ income tax provision.
As of March 31, 2017 and December 31, 2016, the Company did not have unrecognized tax benefits. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of March 31, 2017, no interest and penalties have been accrued. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of March 31, 2017 and December 31, 2016.
The Company continues to maintain a valuation allowance against certain deferred tax assets where it is more likely than not that the deferred tax asset will not be realized because of its extended history of annual losses.
As described in Footnote A, the Company adopted Accounting Standards Update (ASU) 2016-09, during the three month period ended March 31, 2017. The ASU eliminates additional paid in capital (“APIC”) pools and requires excess tax benefits and tax deficiencies to be recorded in the consolidated statement of operations when the awards vest or are settled. Amendments related to accounting for excess tax benefits have been adopted prospectively resulting in a tax benefit of $0.4 million for the three months ended March 31, 2017. In connection with the adoption of this new standard, the Company recorded a cumulative-effect adjustment of $410.8 million as of January 1, 2017 to accumulated deficit and deferred tax assets, with an equal offsetting adjustment to the valuation allowance. In addition, the Company has recorded $9.4 million related to the impact from adoption of the provisions related to forfeiture rates to accumulated deficit. This change also increased the deferred tax assets by $3.4 million that is offset by an increase to the valuation allowance in the same amount.

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
At March 31, 2017, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.
O. Restructuring Liabilities
Research and Development Restructuring
In February 2017, the Company decided to consolidate its research activities into its Boston, Milton Park and San Diego locations and to close the research site in Canada.  As a result, the Company is in the process of closing one of its research sites.  In connection with this decision, approximately 70 positions were affected. The Company estimates that it will incur aggregate restructuring charges of approximately $11.3 million to $13.0 million, including $6.8 million for employee salary, severance and benefit costs, $2.0 million in assets associated with the restructuring that have become impaired and $2.5 million to $4.2 million for other costs primarily related to the Company’s exit from the facility.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The restructuring charge and other activities recorded during the the three months ended March 31, 2017 and the related liability balance as of March 31, 2017 were as follows:

Three Months Ended March 31,
2017
(in thousands)
Liability, beginning of the period	$—
Restructuring expense	9,218
Cash payments	(3,258)
Asset impairments and other non-cash expense	(2,233)
Liability, end of the period	$3,727
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
The activities related to the restructuring liability for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Liability, beginning of the period	$4,328	$7,944
Restructuring expense	485	203
Cash payments	(5,264)	(3,931)
Cash received from subleases	2,976	3,008
Liability, end of the period	$2,525	$7,224
Fan Pier Move Restructuring
In connection with the relocation of its Massachusetts operations to Fan Pier in Boston, Massachusetts, which commenced in 2013, the Company is incurring restructuring charges related to its remaining lease obligations at its facilities in Cambridge, Massachusetts. The majority of these restructuring charges were recorded in the third quarter of 2014 upon decommissioning three facilities in Cambridge. During the first quarter of 2015, the Company terminated two of these lease agreements resulting in a credit to restructuring expense equal to the difference between the Company’s estimated future cash flows related to its lease obligations for these facilities and the termination payment paid to the Company’s landlord on the effective date of the termination. The third major facility included in this restructuring activity is 120,000 square feet of the Kendall Square Facility that the Company continued to use for its operations following its 2003 Kendall Restructuring. The rentable square footage in this portion of the Kendall Square Facility was subleased to a third party in February 2015. The Company will continue to incur charges through April 2018 related to the difference between the Company’s estimated future cash flows related to this portion of the Kendall Square Facility, which include an estimate for sublease income to be received from the Company’s sublessee and its actual cash flows. The Company discounted the estimated cash flows related to this restructuring activity at a discount rate of 9%.
The activities related to the restructuring liability for the three months ended March 31, 2017 and 2016 were as follows:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Liability, beginning of the period	$3,626	$5,964
Restructuring expense	296	233
Cash payments	(4,405)	(3,156)
Cash received from subleases	2,478	2,408
Liability, end of the period	$1,995	$5,449
Other Restructuring Activities
The Company has engaged in several other restructuring activities that are unrelated to its 2003 Kendall Restructuring and Fan Pier Move Restructuring. The most significant activity commenced in October 2013 when the Company adopted a restructuring plan that included (i) a workforce reduction primarily related to the commercial support of INCIVEK following the continued and rapid decline in the number of patients being treated with INCIVEK as new medicines for the treatment of HCV infection neared approval and (ii) the write-off of certain assets. This action resulted from the Company’s decision to focus its investment on future opportunities in CF and other research and development programs.
The remaining restructuring activities were completed in 2016. As such, there was no outstanding liability as of March 31, 2017. The activities related to the Company’s other restructuring liabilities for the three months ended March 31, 2016 were as follows:

Three Months Ended March 31,
2016
(in thousands)
Liability, beginning of the period	$1,450
Restructuring expense	251
Cash payments	(439)
Liability, end of the period	$1,262
P. Commitments and Contingencies
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of March 31, 2017 or December 31, 2016.

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
CF Development Programs
We have multiple development programs in the field of CF, including:

•
Tezacaftor is a corrector compound that we are evaluating in a Phase 3 development program in combination with ivacaftor in multiple CF patient populations who have at least one copy of the F508del mutation in their CFTR gene.

◦
In the first quarter of 2017, we obtained positive results from two Phase 3 clinical trials that showed statistically significant improvements in lung function (percent predicted forced expiratory volume in one second, or ppFEV1) in patients with CF 12 years of age and older who have certain mutations in their CFTR gene. The 24-week EVOLVE clinical trial evaluated tezacaftor in combination with ivacaftor in patients with CF who are homozygous for the F508del mutation in their CFTR gene. This clinical trial met its primary endpoint with a mean absolute improvement in ppFEV1 through 24 weeks of 4.0 percentage points from baseline compared to placebo (p < 0.0001). The second clinical trial, EXPAND, was an 8-week crossover clinical trial that evaluated the combination treatment in patients with CF who have one mutation that results in residual CFTR function and one F508del mutation. This clinical trial met the primary endpoints of absolute change in ppFEV1 from baseline to the average of the Week 4 and Week 8 measurements, with the tezacaftor/ivacaftor combination treatment demonstrating a mean absolute improvement of 6.8 percentage points compared to placebo (p < 0.0001) and the ivacaftor monotherapy group demonstrating a mean absolute improvement of 4.7 percentage points compared to placebo (p < 0.0001). Across both clinical trials, the tezacaftor/ivacaftor combination treatment was generally well tolerated. Based on these results, we plan to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA and a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, in the third quarter of 2017.

◦
We expect to complete enrollment in a third Phase 3 clinical trial in the first half of 2017 evaluating tezacaftor in combination with ivacaftor in patients 12 years of age or older who have one copy of the F508del mutation and a second mutation that results in a gating mutation in the CFTR gene that has been shown to be responsive to ivacaftor alone.

◦
We are conducting a Phase 3 clinical trial of the tezacaftor/ivacaftor combination in patients with CF six to eleven years of age in the U.S. The clinical trial is evaluating the safety and tolerability of the tezacaftor/ivacaftor combination in children who are homozygous for the F508del mutation and in children who have one copy of the F508del mutation and a gating or residual function mutation.

•
VX-152, VX-440, VX-659 and VX-445 are next-generation CFTR corrector compounds that we are evaluating as part of triple combination treatment regimens. We are conducting Phase 2 clinical trials of VX-152 and VX-440 in patients with CF and Phase 1 clinical trials of VX-659 and VX-445 in healthy volunteers and patients with CF. We expect data for three of these triple combinations in patients with CF in the second half of 2017 and for the fourth triple combination that includes VX-445 in patients with CF in early 2018. We recently amended the Phase 2 clinical trial evaluating VX-152, which was originally designed to evaluate two weeks of triple combination dosing, to add the evaluation of four weeks of triple combination dosing.

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

•	Parion, pursuant to which we are developing epithelial sodium channel, or ENaC, inhibitors for the treatment of pulmonary diseases;

•	Moderna Therapeutics, Inc., or Moderna, pursuant to which we are seeking to identify and develop mRNA therapeutics for the treatment of CF; and

•	BioAxone Biosciences, Inc., or BioAxone, pursuant to which we are evaluating VX-210 as a potential treatment for patients who have spinal cord injuries.
Generally, when we in-license a technology or drug candidate, we make upfront payments to the collaborator, assume the costs of the program and agree to make contingent payments, which could consist of milestone, royalty and option payments. Depending on many factors, including the structure of the collaboration, the significance of the drug candidate that we license to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. For example, the upfront payments and expenses incurred in connection with our CRISPR and Moderna collaborations are being expensed as research expenses because the collaboration represents a small portion of these collaborators overall business. CRISPR’s and Moderna’s activities unrelated to our collaborations have no effect on our consolidated financial statements. Parion and BioAxone are being accounted for as variable interest entities, or VIEs, and are included in our consolidated financial statements due to (i) the significance of the respective licensed programs to Parion and BioAxone as a whole, (ii) our power to control the significant activities under each collaboration and (iii) our obligation to absorb losses and right to receive benefits that potentially could be significant. Each of our consolidated VIEs are engaging in activities unrelated to our collaboration, including in the case of Parion, seeking to develop novel treatments for pulmonary and ocular diseases. The revenues and expenses unrelated to the programs we in-license from our VIEs are immaterial to our consolidated financial statements. In each case, the activities unrelated to our collaboration represent less than 1% of our total revenues and total expenses. Because we consolidate our VIEs, we evaluate the fair value of the contingent payments payable by us on a quarterly basis. Changes in the fair value of these contingent future payments affect net income attributable to Vertex on a dollar-for-dollar basis, with increases in the fair value of contingent payments payable by us to a VIE resulting in a decrease in net income attributable to Vertex (or an increase in net loss attributable to Vertex) and decreases in the fair value of contingent payments payable by us to a VIE resulting in an increase in net income attributable to Vertex (or decrease in net loss attributable to Vertex).
We have also out-licensed internally developed programs to collaborators who are leading the development of these programs. These outlicense arrangements include our collaboration agreements with:

•	Merck KGaA, which is advancing four oncology research and development programs; and

•	Janssen Pharmaceuticals, Inc. which is developing JNJ-3872 (formerly VX-787) for the treatment of influenza.
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

Recent Pending Transaction
Concert Pharmaceuticals
In March 2017, we entered into an asset purchase agreement with Concert Pharmaceuticals, Inc. Pursuant to the agreement, we expect to acquire certain assets including CTP-656 from Concert. CTP-656 is an investigational CFTR potentiator that has the potential to be used as part of future once-daily combination regimens of CFTR modulators that treat the underlying cause of CF. As part of the agreement, we will pay Concert $160 million in cash for all worldwide development and commercialization rights to CTP-656. If CTP-656 is approved as part of a combination regimen to treat CF, Concert could receive up to an additional $90 million in milestones based on regulatory approval in the U.S. and reimbursement in the UK, Germany or France. The agreement remains subject to approval by Concert's shareholders and clearance under the Hart-Scott-Rodino Antitrust Improvements Act. Therefore, there was no accounting impact relating to this agreement during the three months ended March 31, 2017. We are in the process of evaluating the expected accounting effect of the pending transaction on our consolidated financial statements.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Revenues	$714,718	$398,080	$316,638	80%
Operating costs and expenses	443,876	412,410	31,466	8%
Other items, net	(23,086)	(27,301)	4,215	15%
Net income (loss) attributable to Vertex	$247,756	$(41,631)	$289,387	n/a
Net Income (Loss) Attributable to Vertex
Net income attributable to Vertex was $247.8 million in the first quarter of 2017 as compared to a net loss attributable to Vertex of $(41.6) million in the first quarter of 2016. Our revenues increased significantly in the first quarter of 2017 as compared to the first quarter of 2016 due to $230.0 million in one-time collaborative revenues related to the strategic collaboration and license agreement we established with Merck KGaA in the first quarter of 2017 and increased ORKAMBI and KALYDECO net product revenues. Our operating costs and expenses increased in the first quarter of 2017 as compared to the first quarter of 2016 primarily due to increases in research and development expenses, sales, general and administrative expenses and restructuring expenses, partially offset by a $13.9 million commercial milestone made in the first quarter of 2016. In the near term, we expect net income (loss) attributable to Vertex will be dependent on expected increases in ORKAMBI net product revenues.
Diluted Net Income (Loss) Per Share Attributable to Vertex Common Shareholders
Diluted net income per share attributable to Vertex common shareholders was $0.99 in the first quarter of 2017 as compared to a diluted net loss per share attributable to Vertex common shareholders of $(0.17) in the first quarter of 2016.
Revenues

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Product revenues, net	$480,622	$394,410	$86,212	22%
Royalty revenues	1,551	3,596	(2,045)	(57)%
Collaborative revenues	232,545	74	232,471	n/a
Total revenues	$714,718	$398,080	$316,638	80%
Product Revenues, Net

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
ORKAMBI	$294,861	$223,128	$71,733	32%
KALYDECO	185,715	170,509	15,206	9%
INCIVEK	46	773	(727)	(94)%
Total product revenues, net	$480,622	$394,410	$86,212	22%
Our total net product revenues increased in the first quarter of 2017 as compared to the first quarter of 2016 due to increased net product revenues from ORKAMBI and KALYDECO. In the first quarter of 2017 and 2016, we recognized approximately $31.4 million and $8.8 million, respectively, in ex-U.S. ORKAMBI net product revenues. Our condensed consolidated balance sheets include $104.8 million collected as of March 31, 2017, in France related to ORKAMBI, which has not resulted in any revenues. We believe that the level of our ORKAMBI revenues during 2017 will be dependent upon whether, when and on what terms we are able to obtain reimbursement in additional ex-U.S. markets, the number and rate at which additional patients begin treatment with ORKAMBI, the proportion of initiated patients who remain on treatment and the compliance rates for patients who remain on treatment.
The increase in KALYDECO net product revenues in the first quarter of 2017 as compared to the first quarter of 2016 included approximately $9 million in one-time revenue credits in the first quarter of 2017 primarily related to the finalization of reimbursement agreements in certain European countries. In the first quarter of 2017 and 2016, we recognized approximately $84.2 million and $75.6 million, respectively, in ex-U.S. KALYDECO net product revenues.
We have withdrawn INCIVEK, which we previously marketed as a treatment for hepatitis C virus infection, from the market in the United States. We may continue to have small adjustments to INCIVEK revenues over the next several quarters as we adjust our INCIVEK reserves for rebates, chargebacks and discounts.
Royalty Revenues
Our royalty revenues were $1.6 million in the first quarter of 2017 as compared to $3.6 million in the first quarter of 2016. Our royalty revenues consist of (i) revenues related to a cash payment we received in 2008 when we sold our rights to certain HIV royalties and (ii) revenues related to certain third-party royalties payable by our collaborators on sales of HIV and HCV drugs that also result in corresponding royalty expenses.
Collaborative Revenues
Our collaborative revenues were $232.5 million in the first quarter of 2017 as compared to $0.1 million in the first quarter of 2016. The increase was due to revenue recognized related to the one-time upfront payment we received from Merck KGaA in the first quarter of 2017. Our collaborative revenues have historically fluctuated significantly from one period to another and may continue to fluctuate in the future.
Operating Costs and Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Cost of product revenues	$46,242	$49,789	$(3,547)	(7)%
Royalty expenses	746	860	(114)	(13)%
Research and development expenses	273,563	255,860	17,703	7%
Sales, general and administrative expenses	113,326	105,214	8,112	8%
Restructuring expenses, net	9,999	687	9,312	1,355%
Total costs and expenses	$443,876	$412,410	$31,466	8%
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
In the first quarter of 2016, our cost of product revenues included a $13.9 million commercial milestone that was earned by CFFT related to sales of ORKAMBI. There are no further commercial milestones payable to CFFT. In future periods, we expect our cost of product revenues to be dependent on our net product revenues with a lower royalty rate at the beginning of each year due to the tiered royalty structure.
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
Research and Development Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Research expenses	$73,056	$63,010	$10,046	16%
Development expenses	200,507	192,850	7,657	4%
Total research and development expenses	$273,563	$255,860	$17,703	7%

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
Since January 1, 2014, we have incurred $3.2 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2016 and the three months ended March 31, 2017, costs related to our CF programs represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. We are planning to submit an NDA and an MAA for tezacaftor in combination with ivacaftor in the third quarter of 2017. We cannot make a meaningful estimate when, if ever, our other clinical development programs will generate revenues and cash flows.
Research Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Research Expenses:
Salary and benefits	$21,533	$20,710	$823	4%
Stock-based compensation expense	13,691	10,656	3,035	28%
Laboratory supplies and other direct expenses	11,365	9,874	1,491	15%
Outsourced services	7,337	4,161	3,176	76%
Infrastructure costs	19,130	17,609	1,521	9%
Total research expenses	$73,056	$63,010	$10,046	16%
We maintain a substantial investment in research activities. Our research expenses increased by 16% in the first quarter of 2017 as compared to the first quarter of 2016. We expect to continue to invest in our research programs with a focus on identifying drug candidates with the goal of creating transformative medicines.
Development Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Development Expenses:
Salary and benefits	$51,954	$44,351	$7,603	17%
Stock-based compensation expense	31,146	23,792	7,354	31%
Laboratory supplies and other direct expenses	11,030	8,250	2,780	34%
Outsourced services	73,435	84,488	(11,053)	(13)%
Drug supply costs	1,949	2,653	(704)	(27)%
Infrastructure costs	30,993	29,316	1,677	6%
Total development expenses	$200,507	$192,850	$7,657	4%
Our development expenses increased by 4% in the first quarter of 2017 as compared to the first quarter of 2016 due to increases in expenses related to our employees partially offset by decreases in our outsourced services expenses.

Sales, General and Administrative Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2017	2016	$	%
	(in thousands)
Sales, general and administrative expenses	$113,326	$105,214	$8,112	8%
Sales, general and administrative expenses increased by 8% in the first quarter of 2017 as compared to the first quarter of 2016, primarily due to increased investment in commercial support for ORKAMBI in ex-U.S. markets.
Restructuring Expense, Net
We recorded restructuring expenses of $10.0 million in the first quarter of 2017 as compared to restructuring expenses of $0.7 million in the first quarter of 2016. The increase in our restructuring expenses in the first quarter of 2017 primarily relate to our decision to consolidate our research activities into our Boston, Milton Park and San Diego locations and to close our research site in Canada.
Other Items
Interest Expense, Net
Interest expense, net was $16.8 million in the first quarter of 2017 as compared to $20.7 million in the first quarter of 2016. The decrease in interest expense, net in the first quarter of 2017 as compared to the first quarter of 2016 was primarily due to the repayment of the $300.0 million of the revolving credit facility in February 2017. During the remainder of 2017, we expect to incur approximately $45 million of interest expense associated with the leases for our corporate headquarters and our interest expense related to our revolving credit facility will be dependent on whether, and to what extent, we reborrow amounts under the existing facility.
Other (Expense) Income, Net
Other (expense) income, net was an expense of $0.5 million in the first quarter of 2017 as compared to income of $4.4 million in the first quarter of 2016. Other (expense) income, net in each of the first quarter of 2017 and the first quarter of 2016 was primarily due to foreign exchange gains and losses.
Income Taxes
We recorded a provision for income taxes of $4.0 million in the first quarter of 2017 as compared to $5.5 million in the first quarter of 2016. The provision for income taxes in the first quarter of 2017 was primarily related to state income tax expense in jurisdictions where there are no net operating losses as well as several foreign jurisdictions.  The provision for income taxes in the first quarter of 2016 was due to income tax on our VIEs.
Noncontrolling Interest (VIEs)
The net (income) loss attributable to noncontrolling interest (VIEs) recorded on our condensed consolidated statements of operations reflects Parion and BioAxone’s net loss (income) for the reporting period, adjusted for any changes in the noncontrolling interest holders’ claim to net assets, including contingent milestone, royalty and option payments. A summary of net income attributable to noncontrolling interest related to our VIEs for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Loss attributable to noncontrolling interest before provision for income taxes	$1,547	$839
Provision for income taxes	391	3,062
Increase in fair value of contingent payments	(3,730)	(9,430)
Net income attributable to noncontrolling interest	$(1,792)	$(5,529)

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2017, we had cash, cash equivalents and marketable securities of $1.41 billion, which represented a decrease of $26 million from $1.43 billion as of December 31, 2016. In the first quarter of 2017, our cash, cash equivalents and marketable securities balance decreased due to the $300.0 million repayment of our revolving credit facility, partially offset by cash received from our collaboration with Merck KGaA in the first quarter of 2017 and cash receipts from product sales. We expect that our future cash flows will be substantially dependent on CF product sales.
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
In February 2017, we repaid the $300.0 million we had borrowed under our $500.0 million revolving credit facility. We may repay and reborrow amounts under the revolving credit agreement without penalty. Subject to certain conditions, we may request that the borrowing capacity under this credit agreement be increased by an additional $300.0 million.
In 2015, we also received significant proceeds from the issuance of common stock under our employee benefit plans, but we received limited proceeds from employee benefit plans in 2016 and the amount and timing of future proceeds from employee benefits plans is uncertain. Other possible sources of liquidity include strategic collaborative agreements that include research and/or development funding, commercial debt, public and private offerings of our equity and debt securities, development milestones and royalties on sales of products, software and equipment leases, strategic sales of assets or businesses and financial transactions. Negative covenants in our credit agreement may prohibit or limit our ability to access these sources of liquidity.
Future Capital Requirements
We incur substantial operating expenses to conduct research and development activities and to operate our organization. Under the terms of our credit agreement entered into in October 2016, we are required to repay all outstanding principal amounts in 2021. We also have substantial facility and capital lease obligations, including leases for two buildings in Boston, Massachusetts that continue through 2028 and capital expenditures for our building under construction in San Diego, California. In addition, we have entered into certain collaboration agreements with third parties that include the funding of certain research, development and commercialization efforts with the potential for future milestone and royalty payments by us upon the achievement of pre-established developmental and regulatory targets. In the first quarter of 2017, we entered into an asset purchase agreement with Concert pursuant to which we expect to make a $160.0 million payment contingent upon approval by Concert’s shareholders and clearance under the Hart-Scott-Rodino Antitrust Improvements Act.

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
CONTRACTUAL COMMITMENTS AND OBLIGATIONS
Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission, or SEC, on February 23, 2017. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K, except that:

•	In February 2017, we repaid the outstanding $300 million balance of our revolving credit facility.

•
In March 2017, we entered into an asset purchase agreement with Concert to acquire certain assets including CTP-656 from Concert. Upon closing, we will be required to pay Concert $160 million in cash for all worldwide development and commercialization rights to CTP-656.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the three months ended March 31, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 23, 2017.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements please refer to Note A, “Basis of Presentation and Accounting Policies—Recent Accounting Pronouncements.”
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
We have a foreign currency management program with the objective of reducing the effect of exchange rate fluctuations on our operating results and forecasted revenues and expenses denominated in foreign currencies. We currently have hedges for Euro, British Pound and Australian Dollar. These cash flow hedges qualify for hedge accounting. As of March 31, 2017, we held foreign exchange forward contracts with notional amounts totaling $282.2 million. As of March 31, 2017, our outstanding foreign exchange forward contracts had a net fair value of $7.9 million.
Based on our foreign currency exchange rate exposures at March 31, 2017, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $28.2 million at March 31, 2017. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of March 31, 2017 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
Item 1.     Legal Proceedings
There have been no material changes from the legal proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission, or SEC, on February 23, 2017.
Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 23, 2017. There have been no material changes from the risk factors previously disclosed in that Annual Report on Form 10-K, except that:

Our business depends on the success of tezacaftor in combination with ivacaftor, which has not been approved by the FDA or the European Commission. If we are unable to obtain marketing approval or experience material delays in obtaining marketing approval for lumacaftor in combination with ivacaftor, our business will be materially harmed.

In the first quarter of 2017, we obtained positive results from two Phase 3 clinical trials of tezacaftor in combination with ivacaftor that showed statistically significant improvements in lung function in patients with CF 12 years of age and older who have certain mutations in their CFTR gene. Based on these results, we plan to submit an NDA in the United States and an MAA in Europe for this potential combination regimen in the third quarter of 2017. Obtaining approval of an NDA or an MAA is a lengthy, expensive and uncertain process, and we may not be successful. Obtaining marketing approval for the combination of tezacaftor and ivacaftor in one country or region does not ensure that we will be able to obtain marketing approval in any other country or region. Obtaining approval to market the combination of tezacaftor and ivacaftor will depend on many factors, including:

•
whether or not the FDA and European regulatory authorities determine that the evidence gathered in well-controlled clinical trials, other clinical trials and nonclinical studies demonstrates that tezacaftor in combination with ivacaftor is safe and effective as a treatment for patients for whom marketing approval is sought;

•
whether or not the FDA and European regulatory authorities are satisfied that the manufacturing facilities, processes and controls for the combination of tezacaftor and ivacaftor are adequate, that the labeling is satisfactory and that plans for post-marketing studies, safety monitoring and risk evaluation and mitigation are sufficient; and

•
the timing and nature of the FDA and European Medicines Agency, or EMA's, comments and questions regarding the NDA and MAA for the combination of lumacaftor and ivacaftor, the scheduling and recommendations of any advisory committee meeting to consider the combination of tezacaftor and ivacaftor, the time required to respond to the FDA or EMA’s comments and questions and to obtain the final labeling for the combination of tezacaftor and ivacaftor and any other delays that may be associated with the NDA and MAA review process.

Even if a product is approved, the FDA or the European Commission, as the case may be, may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials or reporting as conditions of approval. If we experience material delays in obtaining marketing approval for the combination of tezacaftor and ivacaftor in either the United States or Europe, our future net product revenues and cash flows will be adversely effected. If we do not obtain approval to market the combination of tezacaftor and ivacaftor in the United States or Europe, our business will be materially harmed. Additionally, even if the combination of tezacaftor and ivacaftor receives marketing approval, coverage and reimbursement may not be available and, even if it is available, the level of reimbursement may not be satisfactory. The regulations that govern pricing, coverage and reimbursement for drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing approval is granted.  Adverse pricing limitations or a delay in obtaining coverage and reimbursement will hinder our future net product revenues and may harm our business.

We may not realize the anticipated benefits of our pending acquisition of CTP-656 from Concert Pharmaceuticals, Inc.

In March 2017, we entered into an asset purchase agreement with Concert Pharmaceuticals, Inc., or Concert, pursuant to which we expect to acquire certain assets including CTP-656, an investigational CFTR potentiator that has the potential to be used as part of future once-daily combination regimens of CFTR modulators that treat the underlying cause of CF. Acquisitions are inherently risky and we may not realize the anticipated benefits of such transaction, which involves numerous risks including:

•	that we fail to successfully develop and/or integrate CTP-656 into our pipeline in order to achieve our strategic objectives;

•	that we receive inadequate or unfavorable data from clinical trials evaluating the CTP-656 in combination with other CFTR modulators; and

•
the potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of CTP-656 or any of the other assets acquired from Concert, including but not limited to, problems, liabilities or other shortcomings or challenges with respect to intellectual property, product quality, safety, and other known and unknown liabilities.

In addition, the acquisition remains subject to approval by Concert's shareholders and clearance under the Hart-Scott-Rodino Antitrust Improvements Act. If we do not complete the acquisition successfully and in a timely manner, we may not realize the benefits of the acquisition or license to the extent anticipated.

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

•
our expectations regarding clinical trials, development timelines, timing of our receipt of data from our ongoing and planned clinical trials and regulatory authority filings and submissions for our products and drug candidates, including the planned NDA and MAA submissions for tezacaftor in combination with ivacaftor and the ongoing and planned clinical trials to evaluate our next-generation correctors;

•	our ability to successfully market KALYDECO and ORKAMBI or any of our other drug candidates for which we obtain regulatory approval;

•	the data that will be generated by ongoing and planned clinical trials and the ability to use that data to advance compounds, continue development or support regulatory filings;

•	our beliefs regarding the support provided by clinical trials and preclinical and nonclinical studies of our drug candidates for further investigation, clinical trials or potential use as a treatment;

•	our plan to continue investing in our research and development programs and our strategy to develop our drug candidates, alone or with third party-collaborators;

•	the establishment, development and maintenance of collaborative relationships;

•	potential business development activities;

•	the potential closing of the Concert transaction;

•	potential fluctuations in foreign currency exchange rates;

•	our ability to use our research programs to identify and develop new drug candidates to address serious diseases and significant unmet medical needs; and

•	our liquidity and our expectations regarding the possibility of raising additional capital.
Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 23, 2017. These are factors and uncertainties that we think could cause our actual results to differ materially from expected results. Other factors and uncertainties besides those listed there could also adversely affect us.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The table set forth below shows all repurchases of securities by us during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	26,293	$0.01	—	—
February 1, 2017 to February 28, 2017	11,980	$0.01	—	—
March 1, 2017 to March 31, 2017	44,802	$0.01	—	—
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
Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Strategic Collaboration and License Agreement, between Vertex Pharmaceuticals Incorporated and Merck KGaA, Darmstadt, Germany, dated January 10, 2017 †
10.2	Asset Purchase Agreement, dated March 3, 2017, by and among Vertex Pharmaceuticals (Europe) Ltd., as Buyer, Vertex Pharmaceuticals Inc., as Guarantor, and Concert Pharmaceuticals, Inc.
10.3	First Amendment to Lease, effective March 1, 2017, between ARE-SD Region No. 23, LLC and Vertex Pharmaceuticals Incorporated.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition

† Confidential portions of this document have been filed separately with the Securities and Exchange Commission pursuant to a request for confiential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

April 28, 2017	By:	/s/ Ian F. Smith
Ian F. Smith
Executive Vice President, Chief Operating Officer and Chief Financial Officer (principal financial officer and duly authorized officer)