Form 10-Q
period 2017-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2017-10-30
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	252,902,848
Class	Outstanding at October 20, 2017

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

“We,” “us,” “Vertex” and the “Company” as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.
“Vertex,” “KALYDECO®” and “ORKAMBI®” are registered trademarks of Vertex. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.

Part I. Financial Information
Item 1.    Financial Statements

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product revenues, net	$549,642	$409,689	$1,544,252	$1,229,750
Royalty revenues	2,231	3,835	6,643	12,713
Collaborative revenues	26,292	259	286,123	1,008
Total revenues	578,165	413,783	1,837,018	1,243,471
Costs and expenses:
Cost of product revenues	72,186	53,222	188,963	147,165
Royalty expenses	688	855	2,104	2,813
Research and development expenses	454,947	272,370	1,017,961	799,238
Sales, general and administrative expenses	120,710	106,055	361,285	322,921
Restructuring expenses, net	337	8	13,859	1,038
Intangible asset impairment charge	255,340	—	255,340	—
Total costs and expenses	904,208	432,510	1,839,512	1,273,175
Loss from operations	(326,043)	(18,727)	(2,494)	(29,704)
Interest expense, net	(13,574)	(20,140)	(45,003)	(60,993)
Other (expenses) income, net	(77,553)	(167)	(80,634)	3,025
Loss before (benefit from) provision for income taxes	(417,170)	(39,034)	(128,131)	(87,672)
(Benefit from) provision for income taxes	(125,903)	503	(117,581)	24,118
Net loss	(291,267)	(39,537)	(10,550)	(111,790)
Loss (income) attributable to noncontrolling interest	188,315	696	173,350	(33,207)
Net (loss) income attributable to Vertex	$(102,952)	$(38,841)	$162,800	$(144,997)

Amounts per share attributable to Vertex common shareholders:
Net (loss) income:
Basic	$(0.41)	$(0.16)	$0.66	$(0.59)
Diluted	$(0.41)	$(0.16)	$0.64	$(0.59)
Shares used in per share calculations:
Basic	250,268	244,920	247,963	244,529
Diluted	250,268	244,920	252,095	244,529
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$(291,267)	$(39,537)	$(10,550)	$(111,790)
Changes in other comprehensive loss:
Unrealized holding gains (losses) on marketable securities, net of tax of zero, respectively	5,961	(96)	(7,786)	104
Unrealized (losses) gains on foreign currency forward contracts, net of tax of $0.9 million, $0.2 million, $2.9 million and $(0.4) million, respectively	(5,453)	2,149	(27,379)	1,936
Foreign currency translation adjustment	(3,884)	(2,508)	(11,137)	(7,709)
Total changes in other comprehensive loss	(3,376)	(455)	(46,302)	(5,669)
Comprehensive loss	(294,643)	(39,992)	(56,852)	(117,459)
Comprehensive loss (income) attributable to noncontrolling interest	188,315	696	173,350	(33,207)
Comprehensive (loss) income attributable to Vertex	$(106,328)	$(39,296)	$116,498	$(150,666)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,384,966	$1,183,945
Marketable securities, available for sale	427,282	250,612
Restricted cash and cash equivalents (VIE)	1,803	47,762
Accounts receivable, net	263,493	201,083
Inventories	98,192	77,604
Prepaid expenses and other current assets	152,238	70,534
Total current assets	2,327,974	1,831,540
Property and equipment, net	759,978	698,362
Intangible assets	29,000	284,340
Goodwill	50,384	50,384
Cost method investments	20,447	20,276
Other assets	10,542	11,885
Total assets	$3,198,325	$2,896,787
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$77,138	$61,451
Accrued expenses	378,554	315,249
Deferred revenues, current portion	13,003	6,005
Accrued restructuring expenses, current portion	4,205	6,047
Capital lease obligations, current portion	19,881	19,426
Customer deposits	190,272	73,416
Credit facility	—	300,000
Other liabilities, current portion	27,686	10,943
Total current liabilities	710,739	792,537
Deferred revenues, excluding current portion	2,917	6,632
Accrued restructuring expenses, excluding current portion	146	1,907
Capital lease obligations, excluding current portion	20,259	34,976
Deferred tax liability	10,682	134,063
Construction financing lease obligation, excluding current portion	547,051	486,359
Advance from collaborator	77,258	73,423
Other liabilities, excluding current portion	26,029	28,699
Total liabilities	1,395,081	1,558,596
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized; 252,683,346 and 248,300,517 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2,500	2,450
Additional paid-in capital	7,034,113	6,506,795
Accumulated other comprehensive (loss) income	(25,129)	21,173
Accumulated deficit	(5,220,407)	(5,373,836)
Total Vertex shareholders’ equity	1,791,077	1,156,582
Noncontrolling interest	12,167	181,609
Total shareholders’ equity	1,803,244	1,338,191
Total liabilities and shareholders’ equity	$3,198,325	$2,896,787
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2015	246,307	$2,427	$6,197,500	$1,824	$(5,261,784)	$939,967	$153,661	$1,093,628
Other comprehensive loss, net of tax	—	—	—	(5,669)	—	(5,669)	—	(5,669)
Net (loss) income	—	—	—	—	(144,997)	(144,997)	33,207	(111,790)
Issuance of common stock under benefit plans	1,722	19	50,875	—	—	50,894	—	50,894
Stock-based compensation expense	—	—	181,351	—	—	181,351	(73)	181,278
Balance at September 30, 2016	248,029	$2,446	$6,429,726	$(3,845)	$(5,406,781)	$1,021,546	$186,795	$1,208,341

Balance at December 31, 2016	248,301	$2,450	$6,506,795	$21,173	$(5,373,836)	$1,156,582	$181,609	$1,338,191
Cumulative effect adjustment for adoption of new accounting guidance	—	—	9,371		(9,371)	—	—	—
Other comprehensive loss, net of tax	—	—	—	(46,302)	—	(46,302)	—	(46,302)
Net income (loss)	—	—	—	—	162,800	162,800	(173,350)	(10,550)
Issuance of common stock under benefit plans	4,382	50	298,956	—	—	299,006	33	299,039
Stock-based compensation expense	—	—	218,991	—	—	218,991	—	218,991
VIE noncontrolling interest upon deconsolidation	—	—	—	—	—	—	3,910	3,910
Other	—	—	—	—	—	—	(35)	(35)
Balance at September 30, 2017	252,683	$2,500	$7,034,113	$(25,129)	$(5,220,407)	$1,791,077	$12,167	$1,803,244
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(10,550)	$(111,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	215,334	178,623
Depreciation and amortization expense	44,965	45,947
Write-downs of inventories to net realizable value	11,138	—
Deferred income taxes	(113,969)	23,544
Impairment of property and equipment	1,946	—
Intangible asset impairment charge	255,340	—
Acquired in-process research & development	160,000	—
Deconsolidation of VIE	76,644	—
Other non-cash items, net	(4,787)	(904)
Changes in operating assets and liabilities:
Accounts receivable, net	(54,455)	(9,760)
Inventories	(28,570)	(11,536)
Prepaid expenses and other assets	(90,006)	(8,979)
Accounts payable	6,925	(21,532)
Accrued expenses and other liabilities	148,102	26,121
Accrued restructuring expense	(3,863)	(8,151)
Deferred revenues	3,237	(10,204)
Net cash provided by operating activities	617,431	91,379
Cash flows from investing activities:
Purchases of marketable securities	(431,653)	(616,625)
Maturities of marketable securities	247,149	535,379
Expenditures for property and equipment	(56,817)	(41,775)
Purchase of in-process research & development	(160,000)	—
(Decrease) increase in restricted cash and cash equivalents (VIE)	(15,643)	20,490
Investment in equity securities	—	(23,075)
Decrease (increase) in other assets	380	(93)
Net cash used in investing activities	(416,584)	(125,699)
Cash flows from financing activities:
Issuances of common stock under benefit plans	298,205	51,165
Payments on revolving credit facility	(300,000)	—
Advance from collaborator	10,000	—
Payments on capital lease obligations	(14,188)	(13,330)
Proceeds from capital lease financing	—	2,030
Payments on construction financing lease obligation	(412)	(356)
Proceeds related to construction financing lease obligation	4,700	—
Repayments of advanced funding	(3,132)	—
Net cash (used in) provided by financing activities	(4,827)	39,509
Effect of changes in exchange rates on cash	5,001	(265)
Net increase in cash and cash equivalents	201,021	4,924
Cash and cash equivalents—beginning of period	1,183,945	714,768
Cash and cash equivalents—end of period	$1,384,966	$719,692

Supplemental disclosure of cash flow information:
Cash paid for interest	$51,990	$64,662
Cash paid for income taxes	$4,154	$1,617
Capitalization of costs related to construction financing lease obligation	$33,827	$824
Issuances of common stock from employee benefit plans receivable	$868	$19

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
The condensed consolidated financial statements reflect the operations of (i) the Company, (ii) its wholly-owned subsidiaries and (iii) consolidated variable interest entities (VIEs). All material intercompany balances and transactions have been eliminated. The Company operates in one segment, pharmaceuticals. As of September 30, 2017, the Company deconsolidated Parion Sciences, Inc. (“Parion”), a VIE the Company has consolidated since 2015. The Company's consolidated balance sheet as of September 30, 2017 excludes Parion. Please refer to Note C, “Collaborative Arrangements and Acquisitions” for further information regarding the deconsolidation of Parion.

Certain information and footnote disclosures normally included in the Company’s annual financial statements have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2017 and 2016.
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
Use of Estimates and Summary of Significant Accounting Policies
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, inventories, research and development expenses, stock-based compensation expense, restructuring expense, the fair value of intangible assets, goodwill, contingent consideration, noncontrolling interest, the consolidation and deconsolidation of VIEs, leases, the fair value of cash flow hedges and the provision for or benefit from income taxes. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
The Company’s significant accounting policies are described in Note A, “Nature of Business and Accounting Policies,” in the 2016 Annual Report on Form 10-K.
Recent Accounting Pronouncements
In 2014, the Financial Accounting Standards Board (“FASB”) issued new guidance applicable to revenue recognition that will be effective January 1, 2018. Early adoption was permitted for the year-ending December 31, 2017. The new guidance applies a more principles based approach to recognizing revenue. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance must be adopted using either a modified retrospective approach or a full retrospective approach for all periods presented. Under the modified retrospective method, the cumulative effect of applying the standard would be recognized at the date of initial application within retained earnings. Under the full retrospective approach, the standard would be applied to each prior reporting period presented. Upon adoption, the Company will use the modified retrospective method. The Company continues to evaluate the new guidance and the effect the adoption will have on the condensed consolidated financial

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

statements.  The Company’s project team is finalizing its review of existing customer contracts and current accounting policies to identify and assess the potential differences that would result from applying the requirements of the new standard. Based on the Company’s assessment performed to date, the new revenue recognition guidance could impact the Company’s accounting for product shipments to certain countries through early access programs, including the French early access programs, whereby the associated product has received regulatory approval but the price is not fixed or determinable based on the status of ongoing pricing discussions, and could impact the Company’s accounting for certain reimbursement agreements that the Company plans to negotiate in the fourth quarter of 2017. As the Company completes its assessment, it is implementing appropriate changes to its controls to support revenue recognition and additional revenue-related disclosures under the new standard.
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
In 2016, the FASB issued amended guidance related to the recording of financial assets and financial liabilities. Under the amended guidance, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. However, an entity has the option to either measure equity investments without readily determinable fair values at fair value or at cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative will be recognized in net income. The amended guidance is effective for the year ending December 31, 2018. Early adoption is permitted. The Company expects the implementation of this standard to have an impact on its consolidated financial statements and related disclosures, as the Company held publicly traded equity investments as of September 30, 2017 as well as equity investments accounted for under the cost method. A cumulative-effect adjustment to the balance sheet will be recorded as of the beginning of the fiscal year of adoption. The implementation of this amended guidance is expected to increase volatility in net income as the volatility currently recorded in other comprehensive income related to changes in the fair market value of available-for-sale equity investments will be reflected in net income after adoption.

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

In 2017, the FASB issued amended guidance applicable to hedge accounting. The new accounting guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted. The amended guidance helps simplify certain aspects of hedge accounting and enables entities to more accurately present their risk management activities in their financial statements.  The Company is in the process of evaluating this guidance and determining the expected effect on its condensed consolidated financial statements.

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
The Company makes significant estimates and judgments that materially affect the Company’s recognition of net product revenues. In certain instances, the Company may be unable to reasonably conclude that the price is fixed or determinable at the time of delivery, in which case it defers the recognition of revenues. Once the Company is able to determine that the price is fixed or determinable, it recognizes the net product revenues associated with the units in which revenue recognition was deferred.
Revenue recognition related to the Company’s French early access programs could be impacted by the new revenue recognition guidance that is effective January 1, 2018 and described in Note A, “Basis of Presentation and Accounting

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Policies”. The Company’s ORKAMBI net product revenues to date do not include any revenues from product sales in France because the price is not fixed or determinable. The Company began distributing ORKAMBI through early access programs in France during the fourth quarter of 2015. As of September 30, 2017, the Company’s condensed consolidated balance sheet includes $190.3 million collected in France related to shipments of ORKAMBI under the early access programs that is classified as Customer deposits. The Company expects that the difference between the amounts collected based on the invoiced price and the final price for ORKAMBI in France will be returned to the French government.
If the Company concludes as of December 31, 2017 that the price of the ORKAMBI supplied under the early access programs is fixed or determinable based on, among other factors, the status of negotiations in France, it would record net product revenues for all sales since the inception of the early access programs for ORKAMBI based on the fixed or determinable price in the fourth quarter of 2017.
If the Company concludes that the price is not fixed or determinable as of December 31, 2017, these amounts would be subject to the new guidance applicable to revenue recognition effective January 1, 2018 using the modified retrospective adoption approach.  Pursuant to the new guidance, the Company would record a cumulative effect adjustment to the Company’s accumulated deficit in the first quarter of 2018. The amount of the adjustment to accumulated deficit would be determined based upon (i) the status of pricing discussions in France upon adoption and (ii) the Company’s estimate of the amount of consideration the Company expects to retain related to the French ORKAMBI sales that occurred on or prior to December 31, 2017 that would not be subject to a significant reversal in amounts recognized. For French ORKAMBI sales after December 31, 2017 under the early access programs, the Company would recognize product revenues based on the Company’s estimate of consideration the Company expects to retain for which it is probable that a significant reversal in amounts recognized will not occur. In future periods, if the Company’s estimates regarding the amounts it will receive for ORKAMBI supplied pursuant to these programs change, the effect of the change in estimates would be reflected in net product revenues in the period in which the change in estimate occurred.
The following table summarizes activity in each of the product revenue allowance and reserve categories for the nine months ended September 30, 2017:

	Trade Allowances	Rebates, Chargebacks and Discounts	Product Returns	Other Incentives	Total
	(in thousands)
Balance at December 31, 2016	$2,568	$81,927	$3,492	$1,214	$89,201
Provision related to current period sales	18,776	118,592	3,603	12,238	153,209
Adjustments related to prior period sales	(188)	(4,327)	(13)	(355)	(4,883)
Credits/payments made	(18,409)	(97,393)	(1,809)	(10,021)	(127,632)
Balance at September 30, 2017	$2,747	$98,799	$5,273	$3,076	$109,895

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
CRISPR Therapeutics AG
In 2015, the Company entered into a strategic collaboration, option and license agreement (the “CRISPR Agreement”) with CRISPR Therapeutics AG and its affiliates (“CRISPR”) to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene editing technology. The Company has the exclusive right to license up to six CRISPR-Cas9-based targets, including targets for the potential treatment of sickle cell disease. In connection with the CRISPR Agreement, the Company made an upfront payment to CRISPR of $75.0 million and a $30.0 million investment in CRISPR pursuant to a convertible loan agreement that converted into preferred stock in January 2016. The Company expensed $75.0 million to research and development, and the $30.0 million investment was recorded at cost and was classified as a long-term asset on the Company’s condensed consolidated balance sheets. In the second quarter of 2016, the Company made an additional preferred stock investment in CRISPR of approximately $3.1 million. In connection with CRISPR’s initial public offering in October 2016, the Company purchased $10.0 million of common shares at the public offering price and the Company’s preferred stock investments in CRISPR converted into common shares. As of September 30, 2017, the Company recorded the fair value of its investment in CRISPR common shares of $56.9 million in marketable securities and a $13.7 million unrealized gain related to these common shares in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet.
The Company will fund all of the discovery activities conducted pursuant to the CRISPR Agreement. For potential hemoglobinapathy treatments, including treatments for sickle cell disease, the Company and CRISPR will share equally all development costs and worldwide revenues. For other targets that the Company elects to license, the Company would lead all development and global commercialization activities. For each of up to six targets that the Company elects to license, other than hemoglobinapathy targets, CRISPR has the potential to receive up to $420.0 million in development, regulatory and commercial milestones and royalties on net product sales.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The Merck KGaA Agreement provided for an upfront payment from Merck KGaA to the Company of $230.0 million. During the first quarter of 2017, the Company received $193.6 million of the upfront payment and the remaining $36.4 million was remitted to the German tax authorities. Pursuant to a tax treaty between the United States and Germany, the Company filed a refund application for the tax withholding and expects to receive the refund in the fourth quarter of 2017. The income tax receivable is included in Prepaid expenses and other current assets at September 30, 2017. In addition to the upfront payment, the Company will receive tiered royalties on potential sales of licensed products, calculated as a percentage of net sales, that range from (i) mid-single digits to mid-twenties for clinical-stage programs and (ii) mid-single digits to high single digits for the pre-clinical research programs. Merck KGaA has assumed full responsibility for development and commercialization costs for all programs.

The Company evaluated the deliverables, primarily consisting of a license to the four programs and the obligation to complete certain fully-reimbursable research and development and transition activities as directed by Merck KGaA, pursuant to the Merck KGaA Agreement, under the multiple element arrangement accounting guidance. The Company concluded that the license has stand-alone value from the research and development and transition activities based on the resources and know-how possessed by Merck KGaA, and thus concluded that there are two units of accounting in the arrangement. The Company determined the relative selling price of the units of accounting based on the Company’s best estimate of selling price. The Company utilized key assumptions to determine the best estimate of selling price for the license, which included future potential net sales of licensed products, development timelines, reimbursement rates for personnel costs, discount rates, and estimated third-party development costs. The Company utilized a discounted cash flow model to determine its best estimate of selling price for the license and determined the best estimate of selling price for the research and development and transition activities based on what it would sell the services for separately. Based on this analysis, the Company recognized approximately $231.7 million in collaborative revenues related to the upfront payment upon delivery of the license and to the research and development and transition activities provided during the first quarter of 2017. During the three and nine months ended September 30, 2017, the Company recorded the reimbursement for the research and development and transition activities of $5.2 million and $12.8 million, respectively, as revenue in the Company’s consolidated statements of operations primarily due to the fact that the Company is the primary obligor in the arrangement. The Company is providing research and development and transition activities and will recognize the revenues and associated expenses as the services are provided.

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Variable Interest Entities
The Company has entered into several agreements pursuant to which it has licensed rights to certain drug candidates from third-party collaborators, resulting in the consolidation of the third parties’ financial statements into the Company’s condensed consolidated financial statements as VIEs. In order to account for the fair value of the contingent payments, which consist of milestone, royalty and option payments, related to these collaborations under GAAP, the Company uses present-value models based on assumptions regarding the probability of achieving the relevant milestones, estimates regarding the timing of achieving the milestones, estimates of future product sales and the appropriate discount rates. The Company bases its estimate of the probability of achieving the relevant milestones on industry data for similar assets and its own experience. The discount rates used in the valuation model represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Changes in these assumptions could have a material effect on the fair value of the contingent payments. The following collaborations are reflected in the Company’s financial statements as consolidated VIEs for portions or all of the periods presented:

Parion Sciences, Inc.

In June 2015, the Company entered into a strategic collaboration and license agreement (the “Parion Agreement”) with Parion.  Pursuant to the agreement, the Company is collaborating with Parion to develop investigational epithelial sodium channel (“ENaC”) inhibitors, including VX-371 (formerly P-1037) and VX-551 (formerly P-1055), for the potential treatment of CF and all other pulmonary diseases.  The Company is leading development activities for VX-371 and VX-551 and is responsible for all costs, subject to certain exceptions, related to development and commercialization of the compounds.

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

The Company determined that it had a variable interest in Parion via the Parion Agreement, and that the variable interest represented a variable interest in Parion as a whole because the fair value of the ENaC inhibitors represented more than half of the total fair value of Parion’s assets. The Company also concluded that it was the primary beneficiary as it had the power to direct the activities that most significantly affect the economic performance of Parion and it had the obligation to absorb losses and right to receive benefits that potentially could be significant to Parion.  Accordingly, the Company consolidated Parion's financial statements from June 4, 2015 through September 30, 2017. The Company deconsolidated Parion effective September 30, 2017. Notwithstanding the applicable accounting treatment, the Company's interests in Parion have been and continue to be limited to those accorded to the Company in the Parion Agreement.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 4, 2015, the Company consolidated Parion’s financial statements, which included $255.3 million of intangible assets on the Company’s condensed consolidated balance sheet for Parion’s in-process research and development assets. These in-process research and development assets relate to Parion’s pulmonary ENaC platform, including the intellectual property related to VX-371 and VX-551, that are licensed by Parion to the Company. The Company also recorded the fair value of the net assets attributable to noncontrolling interest of $164.3 million, deferred tax liability of $91.0 million resulting primarily from a basis difference in the intangible assets and certain other net liabilities held by Parion of $10.5 million.  The difference between the fair values of the consideration and noncontrolling interest and the fair value of Parion’s net assets was recorded as goodwill. When determining the valuation of goodwill, the fair value of consideration for the license was zero since there was no consideration transferred outside the condensed consolidated financial statements. While there was a transfer of $80.0 million for the upfront payment to Parion, the cash remained within the Company’s condensed consolidated balance sheet since Parion was part of the consolidated entity. The cash received, net of any cash spent by Parion, was classified as restricted cash and cash equivalents (VIE) within the condensed consolidated balance sheet as it was attributed to the noncontrolling interest holders of Parion.

In the second quarter of 2017, Parion signed a license agreement with an affiliate of Shire plc related to the development of a drug candidate for the potential treatment of dry eye disease. The Company evaluated the license agreement entered into by Parion as a reconsideration event to determine whether it should continue to consolidate Parion as a variable interest entity into its condensed consolidated financial statements. The Company determined that there was no substantive change in the design of Parion subsequent to Parion’s agreement with Shire. Additionally, the Company concluded that it was appropriate to continue to consolidate the financial results of Parion because it continued to have (i) the power to direct the activities that most significantly affect the economic performance of Parion and (ii) the obligation to absorb losses and right to receive benefits that potentially could be significant to Parion. Based on the consolidation of Parion’s financial statements, during the three and nine months ended September 30, 2017, the Company has recognized (i) $20.0 million and $40.0 million, respectively, of collaborative revenues and (ii) a tax provision of $7.4 million and $14.8 million, respectively, both of which were attributable to noncontrolling interest related to payments that Parion received from Shire in the three and nine months ended September 30, 2017. The Company has no interest in Parion’s license agreement with Shire, including the economic benefits and/or obligations derived therefrom.
As of September 30, 2017, the Company determined that the fair value of Parion’s pulmonary ENaC platform had declined significantly based on data received in September 2017 from a Phase 2 clinical trial of VX-371 that did not meet its primary efficacy endpoint. The Company recorded an impairment charge of $255.3 million, which represented the entire value of the intangible asset in the third quarter of 2017. After evaluating the results of the clinical trial, the Company determined that it was no longer the primary beneficiary of Parion as it no longer had the power to direct the significant activities of Parion. The most important factor in this determination was the decrease in the fair value of Parion’s pulmonary ENaC platform relative to Parion’s other activities. Accordingly, the Company deconsolidated Parion as of September 30, 2017. The impairment charge of $255.3 million, decrease in the fair value of the contingent payments payable by the Company to Parion of $69.6 million and benefit from income taxes of $126.2 million resulting from these charges were recorded in the third quarter of 2017 attributable to noncontrolling interest. The benefit from income taxes consisted of benefits of $97.7 million and $28.5 million attributable to the impairment charge and decrease in the fair value of contingent payments, respectively. The net effect of these charges and impact of the deconsolidation was a loss of $7.1 million recorded in other income (expense), net attributable to Vertex in the consolidated statement of operations for the three and nine months ended September 30, 2017. The loss of $7.1 million was approximately the difference between (i) the aggregate of $85.0 million in upfront and milestone payments that the Company has made to Parion to date pursuant to the Parion Agreement and (ii) losses the Company recorded in 2015, 2016, and the first half of 2017 based on increases in the fair value of contingent payments payable by the Company to Parion.
Please refer to Note J, "Intangible Assets and Goodwill," for further information regarding the impairment of Parion’s pulmonary ENaC platform.
In connection with the deconsolidation of Parion, the Company evaluated whether the results of Parion should be presented as discontinued operations for the three and nine month period ending September 30, 2017. The Company concluded that the deconsolidation of Parion based on data from the Phase 2 clinical trial of VX-371 is not a development that significantly impacts the Company’s overall operations and financial results or plans to treat patients with CF. Research

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

and development expenses incurred related to this program accounted for a minor portion of the Company’s overall annual research and development expenses and the Company remains focused on developing medicines to treat CF. Therefore, the Company has not presented the results related to Parion as discontinued operations in its condensed consolidated statements of operations for the three and nine month ending September 30, 2017.
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
Aggregate VIE Financial Information
An aggregate summary of net income attributable to noncontrolling interest related to the Company’s VIEs for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Loss attributable to noncontrolling interest before (benefit from) provision for income taxes and changes in fair value of contingent payments	$238,946	$2,406	$222,448	$6,080
(Benefit from) provision for income taxes	(120,181)	(510)	(111,658)	20,063
Decrease (increase) in fair value of contingent payments	69,550	(1,200)	62,560	(59,350)
Net loss (income) attributable to noncontrolling interest	$188,315	$696	$173,350	$(33,207)

The decreases in the noncontrolling interest holders’ claim to net assets with respect to the fair value of the contingent payments in the three and nine months ended September 30, 2017 were primarily due to the decrease in the fair value of Parion’s pulmonary ENaC platform described above. The increases in the fair value of the contingent payments in the three and nine months ended September 30, 2016 were primarily due to a separate Phase 2 clinical trial of VX-371 achieving its primary safety endpoint in the second quarter of 2016. During the three and nine months ended September 30, 2017 and 2016, the (increases) decreases in the fair value of the contingent payments related to the Company’s VIEs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Parion	$69,550	$(1,100)	$63,460	$(58,500)
BioAxone	—	(100)	(900)	(850)

The fair value of the contingent payments related to the Parion Agreement and the BioAxone Agreement as of the dates set forth in the table:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	September 30, 2017	December 31, 2016
	(in thousands)
Parion	$—	$238,800
BioAxone	18,900	18,000

The table below summarizes items related to the Company’s VIEs included in the Company’s condensed consolidated balance sheets as of the dates set forth in the table. Amounts as of September 30, 2017 related to BioAxone while amounts as of December 31, 2016 related to Parion and BioAxone.

	September 30, 2017	December 31, 2016
	(in thousands)
Restricted cash and cash equivalents (VIE)	$1,803	$47,762
Prepaid expenses and other current assets	42	6,812
Intangible assets	29,000	284,340
Other assets	280	399
Accounts payable	455	415
Accrued expenses	1,021	1,330
Other liabilities, current portion	119	2,137
Deferred tax liability	8,338	131,446
Other liabilities, excluding current portion	—	300
Noncontrolling interest	12,167	181,609

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

Moderna Therapeutics, Inc.
In July 2016, the Company entered into a strategic collaboration and licensing agreement (the “Moderna Agreement”) with Moderna Therapeutics, Inc. (“Moderna”) pursuant to which the parties are seeking to identify and develop messenger Ribonucleic Acid (“mRNA”) Therapeutics for the treatment of CF. In connection with the Moderna Agreement, in the third quarter of 2016, the Company made an upfront payment to Moderna of $20.0 million and a $20.0 million cost-method investment in Moderna pursuant to a convertible promissory note that converted into preferred stock in August 2016. Moderna has the potential to receive future development and regulatory milestones of up to $275.0 million, including $220.0 million in approval and reimbursement milestones, as well as tiered royalty payments on future sales.
Under the terms of the Moderna Agreement, Moderna will lead discovery efforts and the Company will lead all preclinical, development and commercialization activities associated with the advancement of mRNA Therapeutics that result from this collaboration and will fund all expenses related to the collaboration.
The Company may terminate the Moderna Agreement by providing advance notice to Moderna, with the required length of notice dependent on whether any product developed under the Moderna Agreement has received marketing approval. The Moderna Agreement also may be terminated by either party for a material breach by the other, subject to notice and cure

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

provisions. Unless earlier terminated, the Moderna Agreement will continue in effect until the expiration of the Company’s payment obligations under the Moderna Agreement.

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
Janssen Inc. is responsible for costs related to the development and commercialization of the compounds. During the three and nine months ended September 30, 2017 the Company recorded reimbursement for these development activities of zero and $1.8 million, respectively. During the three and nine months ended September 30, 2016 the Company recorded reimbursement for these development activities of $2.8 million and $10.6 million, respectively. The reimbursements are recorded as a reduction to development expense in the Company’s condensed consolidated statements of operations primarily due to the fact that Janssen Inc. directs the activities and selects the suppliers associated with these activities.
Asset Acquisition
Concert Pharmaceuticals
In July 2017, the Company completed the acquisition of certain CF assets including VX-561 (formerly CTP-656) from Concert Pharmaceuticals Inc. (“Concert”) pursuant to an asset purchase agreement that was entered into in March 2017 (the “Concert Agreement”). VX-561 is an investigational CFTR potentiator that has the potential to be used as part of future once-daily combination regimens of CFTR modulators that treat the underlying cause of CF. As part of the Concert Agreement, Vertex paid Concert $160.0 million in cash for all worldwide development and commercialization rights to VX-561. If VX-561 is approved as part of a combination regimen to treat CF, Concert could receive up to an additional $90.0 million in milestones based on regulatory approval in the U.S. and reimbursement in the UK, Germany or France. The Company determined that substantially all of the fair value of the Concert Agreement was attributable to a single in-process research and development asset, VX-561, which did not constitute a business. The Company cannot conclude that there is any alternative future use for the acquired in-process research and development asset. Thus, the Company recorded the $160.0 million upfront payment as a research and development expense in the three and nine months ended September 30, 2017. The total purchase price for the transaction was $165.1 million including $5.1 million of transaction costs that were recorded as sales, general and administrative expenses. If the Company achieves one or more of the $90.0 million of regulatory approval and reimbursement milestones, the Company will record the value of the milestone as an intangible asset and will begin amortizing the asset in cost of product revenues in the period that the relevant milestone is achieved.

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Basic net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$(102,952)	$(38,841)	$162,800	$(144,997)
Less: Undistributed earnings allocated to participating securities	—	—	(203)	—
Net income (loss) attributable to Vertex common shareholders—basic	$(102,952)	$(38,841)	$162,597	$(144,997)

Basic weighted-average common shares outstanding	250,268	244,920	247,963	244,529
Basic net income (loss) attributable to Vertex per common share	$(0.41)	$(0.16)	$0.66	$(0.59)

Diluted net income (loss) attributable to Vertex per common share calculation:
Net income (loss) attributable to Vertex common shareholders	$(102,952)	$(38,841)	$162,800	$(144,997)
Less: Undistributed earnings allocated to participating securities	—	—	(200)	—
Net income (loss) attributable to Vertex common shareholders—diluted	$(102,952)	$(38,841)	$162,600	$(144,997)

Weighted-average shares used to compute basic net income (loss) per common share	250,268	244,920	247,963	244,529
Effect of potentially dilutive securities:
Stock options	—	—	2,700	—
Restricted stock and restricted stock units	—	—	1,204	—
Other	—	—	228	—
Weighted-average shares used to compute diluted net income (loss) per common share	250,268	244,920	252,095	244,529
Diluted net income (loss) attributable to Vertex per common share	$(0.41)	$(0.16)	$0.64	$(0.59)
The Company did not include the securities in the following table in the computation of the dilutive net income (loss) per share attributable to Vertex common shareholders calculations because the effect would have been anti-dilutive during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Stock options	10,278	12,947	3,904	12,947
Unvested restricted stock and restricted stock units	4,241	3,624	281	3,624

E.	Fair Value Measurements
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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. As of September 30, 2017, the Company’s investments were primarily in money market funds, government-sponsored enterprise securities, corporate equity securities, corporate debt securities and commercial paper. Additionally, the Company utilizes foreign currency forward contracts intended to mitigate the effect of changes in foreign exchange rates on its condensed consolidated statement of operations.
As of September 30, 2017, all of the Company’s financial assets and liabilities that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds, government-sponsored enterprise securities and corporate equity securities. The Company’s financial assets and liabilities valued based on Level 2 inputs consisted of corporate debt securities and commercial paper, which consisted of investments in highly-rated investment-grade corporations and foreign currency forward contracts with highly reputable and creditworthy counterparties.
.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the Company’s financial assets (excluding VIE cash and cash equivalents, which are recorded as Restricted cash and cash equivalents (VIE)) and liabilities subject to fair value measurements:

	Fair Value Measurements as of September 30, 2017
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$466,702	$466,702	$—	$—
Government-sponsored enterprise securities	14,979	14,979	—	—
Corporate debt securities	4,488	—	4,488	—
Commercial paper	14,608	—	14,608	—
Marketable securities:
Corporate equity securities	56,944	56,944	—	—
Corporate debt securities	295,171	—	295,171	—
Commercial paper	75,167	—	75,167	—
Prepaid and other current assets:
Foreign currency forward contracts	42	—	42	—
Other assets:
Foreign currency forward contracts	8	—	8	—
Total financial assets	$928,109	$538,625	$389,484	$—
Financial instruments carried at fair value (liability position):
Other liabilities, current portion:
Foreign currency forward contracts	$(13,897)	$—	$(13,897)	$—
Other liabilities, excluding current portion:
Foreign currency forward contracts	(977)	—	(977)	—
Total financial liabilities	$(14,874)	$—	$(14,874)	$—

	Fair Value Measurements as of December 31, 2016
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$280,560	$280,560	$—	$—
Marketable securities:
Government-sponsored enterprise securities	15,508	15,508	—	—
Corporate equity securities	64,560	64,560	—	—
Commercial paper	59,404	—	59,404	—
Corporate debt securities	111,140	—	111,140	—
Prepaid and other current assets:
Foreign currency forward contracts	14,407	—	14,407	—
Other assets:
Foreign currency forward contracts	1,186	$—	1,186	$—
Total financial assets	$546,765	$360,628	$186,137	$—
Financial instruments carried at fair value (liability position):
Other liabilities, current portion:
Foreign currency forward contracts	$(144)	$—	$(144)	$—
Total financial liabilities	$(144)	$—	$(144)	$—

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company’s VIE invested in cash equivalents consisting of money market funds of $1.5 million as of September 30, 2017, which are valued based on Level 1 inputs. These cash equivalents are not included in the table above. The Company’s noncontrolling interest related to the Company’s VIE includes the fair value of the contingent payments, which consist of milestone, royalty and option payments, which are valued based on Level 3 inputs. Please refer to Note C, “Collaborative Arrangements and Acquisitions,” for further information.

F.	Marketable Securities
A summary of the Company’s cash, cash equivalents and marketable securities is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of September 30, 2017
Cash and cash equivalents:
Cash and money market funds	$1,350,891	$—	$—	$1,350,891
Government-sponsored enterprise securities	14,979	—	—	14,979
Commercial paper	14,610	—	(2)	14,608
Corporate debt securities	4,488	—	—	4,488
Total cash and cash equivalents	$1,384,968	$—	$(2)	$1,384,966
Marketable securities:
Corporate equity securities	43,213	13,731	—	56,944
Commercial paper (matures within 1 year)	75,186	1	(20)	75,167
Corporate debt securities (matures within 1 year)	235,679	8	(106)	235,581
Corporate debt securities (matures after 1 year)	59,651	—	(61)	59,590
Total marketable securities	$413,729	$13,740	$(187)	$427,282
Total cash, cash equivalents and marketable securities	$1,798,697	$13,740	$(189)	$1,812,248

As of December 31, 2016
Cash and cash equivalents:
Cash and money market funds	$1,183,945	$—	$—	$1,183,945
Total cash and cash equivalents	$1,183,945	$—	$—	$1,183,945
Marketable securities:
Government-sponsored enterprise securities (matures within 1 year)	$15,506	$2	$—	$15,508
Corporate equity securities	43,213	21,347	—	64,560
Commercial paper (matures within 1 year)	59,331	73	—	59,404
Corporate debt securities (matures within 1 year)	111,225	—	(85)	111,140
Total marketable securities	$229,275	$21,422	$(85)	$250,612
Total cash, cash equivalents and marketable securities	$1,413,220	$21,422	$(85)	$1,434,557
The Company has a limited number of marketable securities in insignificant loss positions as of September 30, 2017, which the Company does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs of the investment at maturity. There were no charges recorded for other-than-temporary declines in fair value of marketable securities nor gross realized gains or losses recognized in the three and nine months ended September 30, 2017 and 2016.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

G.	Accumulated Other Comprehensive Income (Loss)
A summary of the Company’s changes in accumulated other comprehensive income (loss) by component is shown below:

	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses) on Marketable Securities, Net of Tax	Unrealized Gains (Losses) on Foreign Currency Forward Contracts, Net of Tax	Total
	(in thousands)
Balance at December 31, 2016	$(7,862)	$17,521	$11,514	$21,173
Other comprehensive loss before reclassifications	(11,137)	(7,786)	(25,981)	(44,904)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1,398)	(1,398)
Net current period other comprehensive (loss) income	$(11,137)	$(7,786)	$(27,379)	$(46,302)
Balance at September 30, 2017	$(18,999)	$9,735	$(15,865)	$(25,129)

	Foreign Currency Translation Adjustment	Unrealized Holding Gains on Marketable Securities	Unrealized Gains (Losses) on Foreign Currency Forward Contracts, Net of Tax	Total
	(in thousands)
Balance at December 31, 2015	$(2,080)	$126	$3,778	$1,824
Other comprehensive (loss) income before reclassifications	(7,709)	104	6,715	(890)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(4,779)	(4,779)
Net current period other comprehensive (loss) income	$(7,709)	$104	$1,936	$(5,669)
Balance at September 30, 2016	$(9,789)	$230	$5,714	$(3,845)

H.	Hedging
The Company maintains a hedging program intended to mitigate the effect of changes in foreign exchange rates for a portion of the Company’s forecasted product revenues denominated in certain foreign currencies. The program includes foreign currency forward contracts that are designated as cash flow hedges under GAAP having contractual durations from one to eighteen months.
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company’s risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If the Company determines that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of September 30, 2017, all hedges were determined to be highly effective and the Company had not recorded any ineffectiveness related to the hedging program.
The following table summarizes the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under GAAP:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of September 30, 2017	As of December 31, 2016
Foreign Currency	(in thousands)
Euro	$234,477	$164,368
British pound sterling	77,387	65,237
Australian dollar	31,283	23,776
Total foreign currency forward contracts	$343,147	$253,381
The following table summarizes the fair value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under GAAP included on the Company’s condensed consolidated balance sheets:

As of September 30, 2017
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$42	Other liabilities, current portion	$(13,897)
Other assets	8	Other liabilities, excluding current portion	(977)
Total assets	$50	Total liabilities	$(14,874)

As of December 31, 2016
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid and other current assets	$14,407	Other liabilities, current portion	$(144)
Other assets	1,186	Other liabilities, excluding current portion	—
Total assets	$15,593	Total liabilities	$(144)
As of September 30, 2017, the Company expects amounts recorded in prepaid and other currents assets and other liabilities, current portion to be reclassed to earnings within twelve months.
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under GAAP on the Company’s condensed consolidated balance sheets:

	As of September 30, 2017
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$50	$—	$50	$(50)	$—
Total liabilities	$(14,874)	$—	$(14,874)	$50	$(14,824)

	As of December 31, 2016
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$15,593	$—	$15,593	$(144)	$15,449
Total liabilities	$(144)	$—	$(144)	$144	$—

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company also enters into foreign exchange forward contracts with contractual maturities of less than one month designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities including intercompany balances. The Company recognized losses of $4.1 million and $13.0 million, recorded in other income (expense), net, for the three and nine months ended September 30, 2017, respectively, related to foreign exchange contracts, which are not designated as hedging instruments under GAAP. The Company recognized a loss of  $1.2 million and a gain of $0.5 million, for the three and nine months ended September 30, 2016, respectively, related to foreign exchange contracts not designated as hedging instruments.

As of September 30, 2017, the notional amount of foreign exchange contracts where hedge accounting under GAAP is not applied was $113.8 million. The following table summarizes the fair value of the Company’s outstanding foreign currency forward contracts not designated for hedge accounting included on the Company’s condensed consolidated balance sheets:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Prepaid expenses and other current assets	$1,709	$660

I. Inventories
Inventories consisted of the following:

	As of September 30, 2017	As of December 31, 2016
	(in thousands)
Raw materials	$12,678	$6,348
Work-in-process	67,826	56,672
Finished goods	17,688	14,584
Total	$98,192	$77,604
Based on its evaluation of, among other factors, information regarding tezacaftor's safety and efficacy, the Company has capitalized $9.6 million of inventory costs for tezacaftor manufactured in preparation for its potential product launch as of September 30, 2017. In periods prior, the Company expensed costs associated with tezacaftor’s raw materials and work-in-process as a development expense. The Company submitted a New Drug Application to the United States Food and Drug Administration and a Marketing Authorization Application to the European Medicines Agency for tezacaftor in combination with ivacaftor. The Company plans to continue to monitor the status of the tezacaftor regulatory process and the other factors used to determine whether or not to capitalize the tezacaftor inventory and, if there are significant negative developments regarding tezacaftor, the Company could be required to impair previously capitalized costs.
J. Intangible Assets and Goodwill
Intangible Assets
As of September 30, 2017 and December 31, 2016, in-process research and development intangible assets of $29.0 million and $284.3 million, respectively, were recorded on the Company’s condensed consolidated balance sheet. In 2015, the Company recorded an in-process research development intangible asset of $255.3 million related to Parion’s pulmonary ENaC platform, including the intellectual property related to VX-371 and VX-551, that are licensed by Parion to the Company. In 2014, the Company recorded an in-process research development intangible asset of $29.0 million related to VX-210 that is licensed by BioAxone to the Company.
In connection with its preparation of its financial statements for the three and nine months ended September 30, 2017, the Company determined that there were indicators that the value of the pulmonary ENaC platform intangible asset had become impaired. The Company determined that the fair value of the intangible asset had decreased significantly based on data received in September 2017 from a Phase 2 clinical trial of VX-371 that did not meet its primary efficacy endpoint. Based on this data, the Company evaluated the fair value of Parion’s pulmonary ENaC platform using the discounted cash

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

flow approach from the perspective of a market participant and determined that the fair value of the intangible asset was zero as of September 30, 2017. The discounted cash flow model pertaining to the impairment of the pulmonary ENaC platform includes (i) assumptions regarding the probability of obtaining marketing approval for the drug candidate, (ii) estimates regarding the timing of and the expected costs to develop and commercialize the drug candidate, (iii) estimates of future cash flows from potential product sales with respect to the drug candidate and (iv) appropriate discount and tax rates. The Company recorded a $255.3 million impairment charge and a benefit from income taxes of $97.7 million in the three and nine months ended September 30, 2017 attributable to noncontrolling interest.
Goodwill
As of September 30, 2017 and December 31, 2016, goodwill of $50.4 million was recorded on the Company’s condensed consolidated balance sheet.
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
Property and equipment, net, included $479.0 million and $489.0 million as of September 30, 2017 and December 31, 2016, respectively, related to construction costs for the Fan Pier Buildings. The carrying value of the Company’s lease agreement liability for the Fan Pier Buildings was $472.2 million and $472.6 million as of September 30, 2017 and December 31, 2016, respectively.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

Property and equipment, net, included $73.9 million and $15.0 million as of September 30, 2017 and December 31, 2016, respectively, related to construction costs for the San Diego Building. The carrying value of the Company’s lease agreement liability for the San Diego Building was $71.8 million and $12.6 million as of September 30, 2017 and December 31, 2016, respectively.

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
L. Stock-based Compensation Expense

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

During the three and nine months ended September 30, 2017 and 2016, the Company recognized the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Stock-based compensation expense by type of award:
Stock options	$25,969	$28,773	$80,865	$86,859
Restricted stock and restricted stock units	46,737	30,966	131,388	88,107
ESPP share issuances	2,428	2,425	6,738	6,385
Less stock-based compensation expense capitalized to inventories	(1,364)	(955)	(3,657)	(2,728)
Total stock-based compensation included in costs and expenses	$73,770	$61,209	$215,334	$178,623

Stock-based compensation expense by line item:
Research and development expenses	$46,186	$39,980	$134,855	$115,068
Sales, general and administrative expenses	27,584	21,229	80,479	63,555
Total stock-based compensation included in costs and expenses	$73,770	$61,209	$215,334	$178,623
The following table sets forth the Company’s unrecognized stock-based compensation expense by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of September 30, 2017
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Stock options	$175,298	2.60
Restricted stock and restricted stock units	$289,008	2.64
ESPP share issuances	$2,636	0.46

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$18.93–$20.00	128	0.35	$18.93	128	$18.93
$20.01–$40.00	834	2.21	$34.51	834	$34.51
$40.01–$60.00	877	4.83	$49.17	877	$49.17
$60.01–$80.00	821	6.46	$75.62	649	$75.44
$80.01–$100.00	4,587	8.33	$89.37	1,397	$89.47
$100.01–$120.00	1,137	7.36	$109.34	586	$109.24
$120.01–$140.00	1,260	7.88	$130.24	688	$129.86
$140.01–$160.00	—	0.00	$—	—	$—
$160.01–$163.74	634	9.80	$162.94	3	$162.94
Total	10,278	7.22	$91.28	5,162	$77.92
M. Other Arrangements
Sale of HIV Protease Inhibitor Royalty Stream
In 2008, the Company sold to a third party its rights to receive royalty payments from GlaxoSmithKline plc, net of royalty amounts to be earned by and due to a third party, for a one-time cash payment of $160.0 million. These royalty payments relate to net sales of HIV protease inhibitors, which had been developed pursuant to a collaboration agreement between the Company and GlaxoSmithKline plc. As of September 30, 2017, the Company had $8.0 million in deferred revenues related to the one-time cash payment, which it is recognizing over the life of the collaboration agreement with GlaxoSmithKline plc based on the units-of-revenue method. In addition, the Company continues to recognize royalty revenues equal to the amount of the third-party subroyalty and an offsetting royalty expense for the third-party subroyalty payment.
N. Income Taxes
The Company is subject to United States federal, state, and foreign income taxes. For the three and nine months ended September 30, 2017, the Company recorded a benefit from income taxes of $125.9 million and $117.6 million, respectively, which included a benefit of $120.2 million and $111.7 million, respectively, related to the Company’s VIEs’ income tax provision. The VIEs’ benefit from income taxes during the the three and nine months ended September 30, 2017 related primarily to the impairment of Parion’s pulmonary ENaC platform and decrease in the fair value of the contingent payments payable by the Company to Parion. The Company has no liability for taxes payable by the Company’s VIEs and the income tax provision and related liability have been allocated to noncontrolling interest. For the three and nine months ended September 30, 2016, the Company recorded a provision for income taxes of $0.5 million and $24.1 million, respectively, which included a benefit of $0.5 million and a provision of $20.1 million, respectively, related to the Company’s VIEs’ income tax provision.
As of September 30, 2017 and December 31, 2016, the Company did not have unrecognized tax benefits. The Company recognizes interest and penalties related to income taxes as a component of income tax expense. As of September 30, 2017, no interest and penalties have been accrued. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company did not recognize any material interest or penalties related to uncertain tax positions as of September 30, 2017 and December 31, 2016.
The Company continues to maintain a valuation allowance on the majority of its net operating losses and other deferred tax assets because it has a history of cumulative losses.  Accordingly, the Company has not reported any tax benefit relating

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

to the remaining net operating loss carryforwards (NOLs) and income tax credit carryforwards that will be utilized in future periods in these jurisdictions.  The Company’s U.S. federal net operating loss carryforwards totaled approximately $4.1 billion as of December 31, 2016. On a quarterly basis, the Company reassesses the valuation allowance on its deferred income tax assets weighing positive and negative evidence to assess the recoverability of the deferred tax assets. Based on the Company’s recent financial performance and its future projections, it could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods.  However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. The Company’s total deferred tax asset balance subject to the valuation allowance was approximately $1.7 billion at December 31, 2016.
As described in Note A, “Basis of Presentation and Accounting Policies”, the Company adopted amended guidance, during the nine month period ended September 30, 2017. The amended guidance eliminates the requirement that excess tax benefits be realized as a reduction in current taxes payable before the associated tax benefit can be recognized as an increase in additional paid-in capital and requires excess tax benefits and tax deficiencies to be recorded in the condensed consolidated statement of operations when the awards vest or are settled. Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in a tax benefit of $31.4 million and $62.2 million for the three and nine months ended September 30, 2017, respectively. In connection with the adoption of this new standard, the Company recorded a cumulative-effect adjustment of $410.8 million as of January 1, 2017 to accumulated deficit and deferred tax assets, with an equal offsetting adjustment to the Company’s valuation allowance. In addition, the Company has recorded $9.4 million related to the impact from adoption of the provisions related to forfeiture rates to accumulated deficit. This change also increased the Company’s deferred tax assets by $3.4 million that is offset by an increase to the valuation allowance in the same amount.

The Company files United States federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the United States or any other major taxing jurisdiction for years before 2011, except where the Company has net operating losses or tax credit carryforwards that originate before 2011. The Company currently is under examination by the Canada Revenue Agency for the years ending December 31, 2011 through December 31, 2013. No adjustments have been reported.
At September 30, 2017, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiary companies for reinvestment; therefore, no provision has been made for income taxes that would be payable upon the distribution of such earnings, and it would not be practicable to determine the amount of the related unrecognized deferred income tax liability. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company would be subject to United States federal income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.
O. Restructuring Liabilities
Research and Development Restructuring
In February 2017, the Company decided to consolidate its research activities into its Boston, Milton Park and San Diego locations and closed its research site in Canada affecting approximately 70 positions. The Company has incurred aggregate restructuring charges of approximately $12.3 million in the nine months ended September 30, 2017. As of September 30, 2017, the restructuring liability primarily relates to laboratory and office space for the research site in Canada that terminates in October 2018. The Company does not anticipate any significant additional charges related to this restructuring event in the future.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The restructuring charge and other activities recorded during the the three and nine months ended September 30, 2017 and the related liability balance as of September 30, 2017 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
	(in thousands)
Liability, beginning of the period	$3,507	$—
Restructuring (credits) expense	(125)	12,315
Cash payments	(750)	(7,869)
Asset impairments and other non-cash items	—	(1,814)
Liability, end of the period	$2,632	$2,632
2003 Kendall Restructuring
In 2003, the Company adopted a plan to restructure its operations to coincide with its increasing internal emphasis on advancing drug candidates through clinical development to commercialization. The restructuring liability relates to specialized laboratory and office space that is leased to the Company pursuant to a 15-year lease that terminates in April 2018. The Company has not used more than 50% of this space since it adopted the plan to restructure its operations in 2003. This unused laboratory and office space currently is subleased to third parties.
The activities related to the restructuring liability for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Liability, beginning of the period	$1,990	$6,388	$4,328	$7,944
Restructuring expense	227	30	1,054	222
Cash payments	(4,003)	(5,340)	(12,962)	(13,104)
Cash received from subleases	2,732	2,866	8,526	8,882
Liability, end of the period	$946	$3,944	$946	$3,944
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
The activities related to the restructuring liability for the three and nine months ended September 30, 2017 and 2016 were as follows:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Liability, beginning of the period	$1,521	$4,863	$3,626	$5,964
Restructuring expense	235	90	490	472
Cash payments	(3,262)	(4,199)	(10,578)	(10,451)
Cash received from subleases	2,279	2,539	7,235	7,308
Liability, end of the period	$773	$3,293	$773	$3,293
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
The remaining restructuring activities were completed in 2016. As such, there was no outstanding liability as of September 30, 2017. The activities related to the Company’s other restructuring liabilities for the three and nine months ended September 30, 2016 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
	(in thousands)
Liability, beginning of the period	$1,233	$1,450
Restructuring expense	(112)	344
Cash payments	(1,121)	(1,794)
Liability, end of the period	$—	$—
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
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of September 30, 2017 or December 31, 2016.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are in the business of discovering, developing, manufacturing and commercializing medicines for serious diseases. We use precision medicine approaches with the goal of creating transformative medicines for patients in specialty markets. Our business is focused on developing and commercializing therapies for the treatment of cystic fibrosis, or CF, and advancing our research and development programs in other indications. Our two marketed products are ORKAMBI (lumacaftor in combination with ivacaftor) and KALYDECO (ivacaftor) and we are currently seeking approval for tezacaftor in combination with ivacaftor, which is a two-drug combination regimen for patients with CF. We currently are evaluating multiple triple combination regimens that include next-generation CFTR corrector compounds in patients with CF in Phase 2 clinical trials and plan to initiate pivotal development of one or two triple-combination regimens in the first half of 2018.
Cystic Fibrosis
ORKAMBI and KALYDECO are collectively approved to treat approximately 40% of the 75,000 CF patients in North America, Europe and Australia. ORKAMBI is approved as a treatment for approximately 25,000 patients who have two copies of the F508del mutation, or F508del homozygous, in their cystic fibrosis transmembrane conductance regulator, or CFTR, gene. KALYDECO is approved for the treatment of approximately 6,000 CF patients who have the G551D mutation or other specified mutations in their CFTR gene. Our goal is to develop treatment regimens that will provide benefits to as many patients with CF as possible and will enhance the benefits that currently are being provided to patients taking our medicines.
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
ORKAMBI
In October 2017, we obtained results from a 2-part open-label Phase 3 clinical trial of ORKAMBI in 60 patients with CF two to five years of age who have two copies of the F508del mutation in their CFTR gene. The clinical trial met its primary endpoint of safety, showing ORKAMBI was generally well tolerated and that there were no new safety concerns compared to prior clinical trials of ORKAMBI in patients six through eleven years of age. Secondary endpoints showed decreases in the sweat chloride and improvements in nutritional status as measured by change in weight (weight-for-age z score) and body mass index (BMI-for-age z score). Based on these results, we expect to submit a New Drug Application, or NDA, to the U.S. Food and Drug Administration, or FDA, and a Marketing Authorization Application, or MAA, line extension to the European Medicines Agency, or EMA, in the first quarter of 2018.
KALYDECO
We are evaluating KALYDECO in a Phase 3 clinical trial in patients with CF two years of age and younger with one of 10 gating and R117H mutations. The clinical trial will evaluate the safety of KALYDECO in this age group. We have completed enrollment in patients aged 12 to 24 months.
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
Based on these results, we submitted a NDA to the FDA and an MAA to the EMA for tezacaftor in combination with ivacaftor in patients with CF 12 years of age and older who are F508del homozygous or who have one copy of the F508del mutation in their CFTR gene and a second mutation in their CFTR gene that results in residual CFTR function. The FDA has granted us priority review of the NDA and the target date for the FDA to complete its review of the NDA under the Prescription Drug User Fee Act, or PDUFA, is February 28, 2018. We expect the EMA to complete its review in the second half of 2018.
In October 2017, we announced top-line results from a Phase 3, randomized, double-blind, parallel group, clinical trial evaluating the combination of tezacaftor and ivacaftor in patients with CF 12 years of age and older who were already receiving ivacaftor monotherapy with one copy of the F508del mutation and one copy of a gating mutation. The clinical trial enrolled 151 patients with CF. The clinical trial did not meet its primary endpoint of absolute change in ppFEV1 from baseline through 8 weeks. For those receiving the combination of tezacaftor and ivacaftor, ppFEV1 improved by 0.5 percentage points compared to 0.2 percentage points in those receiving placebo in addition to ivacaftor (p=0.5846). Safety data from the clinical trial showed that the combination of tezacaftor and ivacaftor was generally well tolerated and were consistent with prior Phase 3 clinical trials of the tezacaftor/ivacaftor combination. Secondary endpoints were changes in sweat chloride and change in CFQ-R. Sweat chloride decreased by 5.8 mmol/L in those who received tezacaftor in combination with ivacaftor as compared to those who received placebo in addition to ivacaftor (p=0.0216). There was no change in CFQ-R in the combination group compared to the ivacaftor monotherapy group. Based on these results, we do not plan to seek regulatory approval for tezacaftor in combination with ivacaftor for these patients, the vast majority of whom are eligible for KALYDECO monotherapy.
Next-generation CFTR corrector compounds
In July 2017, we obtained positive results from Phase 1 and Phase 2 clinical trials of three different triple combination regimens in patients with CF who have one copy of the F508del mutation in their CFTR gene and a second mutation that results in minimal CFTR function. Initial data from the Phase 2 clinical trials showed mean absolute improvements in ppFEV1 of 9.7 and 12.0 percentage points for VX-152 (200mg q12h) and VX-440 (600mg q12h), respectively, in triple combination with tezacaftor and ivacaftor. Initial data from the Phase 1 clinical trial showed mean absolute improvement in ppFEV1 of 9.6 percentage points for VX-659 in triple combination with tezacaftor and ivacaftor. We amended our ongoing Phase 2 clinical trials of VX-445 and VX-659 to include additional cohorts of patients to evaluate these next-generation CFTR corrector compounds as part of a potential once-daily combination with tezacaftor and VX-561 (formerly CTP-656), the latter of which we acquired from Concert Pharmaceuticals, Inc., or Concert, in the third quarter of 2017. We expect to report additional data on our next-generation corrector program in early 2018. Pending data from these clinical trials and discussions with regulatory agencies, we plan to initiate pivotal development of one or two triple combination regimens in the first half of 2018.
ENaC Inhibition
VX-371 is an investigational epithelial sodium channel, or ENaC, inhibitor, that we exclusively licensed from Parion Sciences, Inc., or Parion, in 2015. In October 2017, we announced the results of a Phase 2 28-day clinical trial evaluating VX-371 + hypertonic saline versus hypertonic saline alone in 142 patients with CF 12 years of age and older who are homozygous for the F508del mutation and were already receiving ORKAMBI and continued to receive ORKAMBI throughout the clinical trial. The clinical trial did not meet its primary efficacy endpoint. In patients being treated with ORKAMBI, the addition of hypertonic saline resulted in a decrease of 0.1 percentage points ppFEV1 at day 28. In patients being treated with ORKAMBI, the addition of VX-371 + hypertonic saline resulted in an increase of 0.1 percentage points ppFEV1 at day 28. Safety data from the clinical trial showed that the addition of VX-371, with or without hypertonic saline, was generally well tolerated in patients already receiving ORKAMBI, and the safety profile was consistent with that observed in prior clinical trials of VX-371 monotherapy. Based on the results of this clinical trial, we recognized an impairment charge related to Parion’s pulmonary ENaC platform in third quarter of 2017 and deconsolidated Parion as a VIE, effective September 30, 2017.
A Phase 2 clinical trial of VX-371 monotherapy in patients with primary ciliary dyskinesia (PCD) is ongoing.

Research and Development
We are engaged in a number of other research and mid- and early-stage development programs, including VX-150 for pain and VX-210 for acute spinal cord injury. We have also entered into third-party collaborations, pursuant to which we are engaged in the discovery and development of nucleic acid-based therapies for a variety of diseases, including CF. We plan to continue investing in our research programs and fostering scientific innovation in order to identify and develop transformative medicines. Our current research programs include programs targeting cystic fibrosis, adrenoleukodystrophy, alpha-1 antritrypsin deficiency, sickle cell disease and polycystic kidney disease. We believe that pursuing research in diverse areas allows us to balance the risks inherent in drug development and may provide drug candidates that will form our pipeline in future years.
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
Generally, when we in-license a technology or drug candidate, we make upfront payments to the collaborator, assume the costs of the program and agree to make contingent payments, which could consist of milestone, royalty and option payments. Depending on many factors, including the structure of the collaboration, the significance of the drug candidate that we license to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. For example, the upfront payments and expenses incurred in connection with our CRISPR and Moderna collaborations are being expensed as research expenses because (i) the collaboration represents a small portion of the overall business of these collaborators and (ii) the licenses associated with these collaborations do not represent a business pursuant to the consolidation accounting guidance. CRISPR’s and Moderna’s activities unrelated to our collaborations have no effect on our consolidated financial statements. Parion and BioAxone have historically been accounted for as variable interest entities, or VIEs, that were included in our consolidated financial statements due to (i) the significance of the respective licensed programs to Parion and BioAxone as a whole, (ii) our power to control the significant activities under each collaboration and (iii) our obligation to absorb losses and right to receive benefits that potentially could be significant. As of September 30, 2017, we determined that the above conditions were no longer satisfied with respect to Parion following a determination that the fair value of the ENaC inhibitors licensed from Parion had declined significantly based on the results of a Phase 2 clinical trial of VX-371 that did not meet its primary efficacy endpoint. As a result, we no longer account for Parion as a VIE and have deconsolidated Parion from our consolidated financial statements as of September 30, 2017. BioAxone continues to be accounted for as a VIE and remains included in our consolidated financial statements as of September 30, 2017.
Collaborators we account for as a VIE may engage in activities unrelated to our collaboration. The revenues and expenses unrelated to the programs we in-license from our VIEs have historically been immaterial to our consolidated financial statements. With respect to each of Parion, prior to its deconsolidation as of September 30, 2017, and BioAxone, the activities unrelated to our collaboration have represented approximately 2% of our total revenues and total expenses on an annual basis. As a result of the deconsolidation of Parion, we expect these amounts to decrease in future periods. For any consolidated VIEs, we evaluate the fair value of the contingent payments payable by us on a quarterly basis. Changes in the fair value of these contingent future payments affect net income attributable to Vertex on a dollar-for-dollar basis, with increases in the fair value of contingent payments payable by us to a VIE resulting in a decrease in net income attributable to Vertex (or an increase in net loss attributable to Vertex) and decreases in the fair value of contingent payments payable by us to a VIE resulting in an increase in net income attributable to Vertex (or decrease in net loss attributable to Vertex).
We also out-licensed internally developed programs to collaborators who are leading the development of these programs. These outlicense arrangements include our collaboration agreements with:

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

Recent Transaction
Concert Pharmaceuticals
In July 2017, we acquired certain CF assets, including VX-561, from Concert, pursuant to an agreement that we entered into in March 2017. VX-561 is an investigational CFTR potentiator that has the potential to be used as part of future once-daily combination regimens of CFTR modulators that treat the underlying cause of CF. Pursuant to the agreement, in the third quarter of 2017, we paid Concert $160.0 million in cash for all worldwide development and commercialization rights to VX-561. If VX-561 is approved as part of a combination regimen to treat CF, Concert could receive up to an additional $90.0 million in milestones based on regulatory approval in the U.S. and reimbursement in the UK, Germany or France. In the third quarter of 2017, we recorded the $160.0 million payment as a research and development expense.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
Revenues	$578,165	$413,783	$164,382	40%	$1,837,018	$1,243,471	$593,547	48%
Operating costs and expenses	904,208	432,510	471,698	109%	1,839,512	1,273,175	566,337	44%
Other items, net	223,091	(20,114)	243,205	n/a	165,294	(115,293)	280,587	n/a
Net (loss) income attributable to Vertex	$(102,952)	$(38,841)	$(64,111)	n/a	$162,800	$(144,997)	$307,797	n/a
Net Income (Loss) Attributable to Vertex
Net loss attributable to Vertex was $(103.0) million in the third quarter of 2017 as compared to a net loss attributable to Vertex of $(38.8) million in the third quarter of 2016. Our revenues increased in the third quarter of 2017 as compared to the third quarter of 2016 primarily due to increased ORKAMBI and KALYDECO net product revenues. Our operating costs and expenses in the third quarter of 2017 included a $255.3 million impairment charge related to Parion’s pulmonary ENaC platform and a $160.0 million payment to Concert in connection with the acquisition of VX-561, for which there were no comparable expenses in the third quarter of 2016. The increase in operating costs and expenses in the third quarter of 2017 as compared to the third quarter of 2016 also included increases in cost of product revenues, research and development expenses and sales, general and administrative expenses. Other items, net, in the third quarter of 2017 primarily reflects an income tax benefit and certain other benefits associated with the impairment of Parion’s pulmonary ENaC platform, for which there were no comparable benefits in the third quarter of 2016.
Net income attributable to Vertex was $162.8 million in the nine months ended September 30, 2017 as compared to a net loss attributable to Vertex of $(145.0) million in the nine months ended September 30, 2016. Our revenues increased significantly in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 due to increased ORKAMBI and KALYDECO net product revenues and $230.0 million in one-time collaborative revenues related to the strategic collaboration and license agreement we established with Merck KGaA in the first quarter of 2017. Our operating costs and expenses in the nine months ended September 30, 2017 included a $255.3 million impairment charge related to Parion’s pulmonary ENaC platform and a $160.0 million payment to Concert in connection with the acquisition of VX-561, for which there were no comparable expenses in the nine months ended September 30, 2016. The increase in operating costs and expenses in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 also included increases in cost of product revenues, research and development expenses, sales, general and administrative expenses and restructuring expenses. Other items, net, in the nine months ended September 30, 2017 primarily reflects an income tax benefit and certain other benefits associated with the impairment of Parion’s pulmonary ENaC platform, for which there were no comparable benefits in the nine months ended September 30, 2016.
Diluted Net Income (Loss) Per Share Attributable to Vertex Common Shareholders
Diluted net loss per share attributable to Vertex common shareholders was $(0.41) in the third quarter of 2017 as compared to a diluted net loss per share attributable to Vertex common shareholders of $(0.16) in the third quarter of 2016. Diluted net income per share attributable to Vertex common shareholders was $0.64 in the nine months ended September 30, 2017 as compared to a diluted net loss per share attributable to Vertex common shareholders of $(0.59) in the nine months ended September 30, 2016.

Revenues

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
Product revenues, net	$549,642	$409,689	$139,953	34%	$1,544,252	$1,229,750	$314,502	26%
Royalty revenues	2,231	3,835	(1,604)	(42)%	6,643	12,713	(6,070)	(48)%
Collaborative revenues	26,292	259	26,033	n/a	286,123	1,008	285,115	n/a
Total revenues	$578,165	$413,783	$164,382	40%	$1,837,018	$1,243,471	$593,547	48%
Product Revenues, Net

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
ORKAMBI	$336,183	$234,046	$102,137	44%	$955,451	$702,670	$252,781	36%
KALYDECO	213,461	175,608	37,853	22%	$588,809	$526,352	$62,457	12%
INCIVEK	(2)	35	(37)	n/a	(8)	728	(736)	n/a
Total product revenues, net	$549,642	$409,689	$139,953	34%	$1,544,252	$1,229,750	$314,502	26%
In the third quarter and the nine months ended September 30, 2017, we recognized approximately $43.1 million and $110.9 million, respectively, in ex-U.S. ORKAMBI net product revenues, as compared to $22.8 million and $47.5 million in the third quarter and the nine months ended September 30, 2016, respectively. We believe that the level of our ORKAMBI revenues for the remainder of 2017 will be dependent upon whether, when and on what terms we are able to obtain reimbursement in additional ex-U.S. markets, the number and rate at which additional patients begin treatment with ORKAMBI, the proportion of initiated patients who remain on treatment and the compliance rates for patients who remain on treatment.
Under the current revenue recognition guidance applicable for the year ending December 31, 2017, we do not recognize any net product revenues on sales of products unless the price is fixed or determinable. Pursuant to new revenue recognition guidance that will become effective January 1, 2018 and is described in Note A, “Basis of Presentation and Accounting Policies” to our condensed consolidated financial statements, we will be required to make estimates of the amount of consideration that will be retained by us that will not be subject to a significant reversal in amounts recognized as net product revenues. Our condensed consolidated balance sheet includes $190.3 million collected as of September 30, 2017 in France related to ORKAMBI supplied under early access programs at the invoiced price, which has not resulted in any net product revenues because the final price is not fixed or determinable under the current guidance.
If we conclude as of December 31, 2017, that the price of the ORKAMBI supplied under the French early access programs is fixed or determinable, we would record net product revenues for all sales since the inception of these programs based on the fixed or determinable price in the fourth quarter of 2017. If the price is not fixed and determinable as of December 31, 2017, these amounts will be subject to the new guidance. In this case, amounts for prior periods will be recognized in the first quarter of 2018 as a cumulative effect adjustment to our accumulated deficit based on an estimate of the amount of consideration that we would retain that would not be subject to a significant reversal in amounts recognized.
KALYDECO net product revenues increased in the third quarter of 2017 as compared to the third quarter of 2016 primarily due to additional patients being treated with KALYDECO as a result of label expansions. The increase in KALYDECO net product revenues in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 included approximately $9 million in one-time revenue credits in the first quarter of 2017 related to the finalization of reimbursement agreements in certain European countries. In the third quarter and the nine months ended September 30, 2017, we recognized approximately $80.3 million and $242.5 million, respectively, in ex-U.S. KALYDECO net product revenues, as compared to $75.1 million and $227.6 million in the third quarter and the nine months ended September 30, 2016, respectively.
We have withdrawn INCIVEK, which we previously marketed as a treatment for hepatitis C virus infection, from the market in the United States.

Royalty Revenues
Our royalty revenues were $2.2 million and $6.6 million in the third quarter and the nine months ended September 30, 2017, respectively, as compared to $3.8 million and $12.7 million in the third quarter and the nine months ended September 30, 2016, respectively. Our royalty revenues primarily consist of revenues related to a cash payment we received in 2008 when we sold our rights to certain HIV royalties.
Collaborative Revenues
Our collaborative revenues were $26.3 million and $286.1 million in the third quarter and the nine months ended September 30, 2017, respectively, as compared to $0.3 million and $1.0 million in the third quarter and the nine months ended September 30, 2016, respectively. The increase in our collaborative revenues during the third quarter of 2017 as compared to the third quarter of 2016 was primarily related to amounts received from Merck for transition activities we received pursuant to our collaboration with Merck KGaA and a $20.0 million milestone payment received by Parion in the third quarter of 2017 pursuant to a license agreement it entered into with a third party. We are not a party to such license agreement and have no economic interest in either the license or the milestone payment. Parion was deconsolidated as a VIE as of September 30, 2017 and future payments received by Parion pursuant to this license agreement will no longer be recognized by us as collaborative revenue. The increase in our collaborative revenues during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to revenue recognized related to the one-time upfront payment Merck KGaA paid in the first quarter of 2017 and $40 million in upfront and milestone payments received by Parion in 2017 pursuant to its license agreement with a third party. Our collaborative revenues have historically fluctuated significantly from one period to another and may continue to fluctuate in the future.
Operating Costs and Expenses

`	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
Cost of product revenues	$72,186	$53,222	$18,964	36%	$188,963	$147,165	$41,798	28%
Royalty expenses	688	855	(167)	(20)%	2,104	2,813	(709)	(25)%
Research and development expenses	454,947	272,370	182,577	67%	1,017,961	799,238	218,723	27%
Sales, general and administrative expenses	120,710	106,055	14,655	14%	361,285	322,921	38,364	12%
Restructuring expenses, net	337	8	329	n/a	13,859	1,038	12,821	n/a
Intangible asset impairment charge	255,340	—	255,340	n/a	255,340	—	255,340	n/a
Total costs and expenses	$904,208	$432,510	$471,698	109%	$1,839,512	$1,273,175	$566,337	44%
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
In the third quarter of 2017, our cost of product revenues increased as compared to the third quarter of 2016 primarily due to the increased CF net product revenues. In the fourth quarter of 2017, we expect our cost of product revenues as a percentage of total CF product revenues to be similar to the cost of product revenues as a percentage of total CF product revenues in the third quarter of 2017.
In the nine months ended September 30, 2016, our cost of product revenues included a $13.9 million commercial milestone that was earned by CFFT related to sales of ORKAMBI. There are no further commercial milestones payable to CFFT.

Royalty Expenses
Royalty expenses primarily consist of expenses related to a subroyalty payable to a third party on net sales of an HIV protease inhibitor sold by GlaxoSmithKline. Royalty expenses do not include royalties we pay to CFFT on sales of KALYDECO and ORKAMBI, which instead are included in cost of product revenues.
Research and Development Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
Research expenses	$76,131	$99,162	$(23,031)	(23)%	$226,409	$242,058	$(15,649)	(6)%
Development expenses	378,816	173,208	205,608	119%	791,552	557,180	234,372	42%
Total research and development expenses	$454,947	$272,370	$182,577	67%	$1,017,961	$799,238	$218,723	27%
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
Since January 1, 2014, we have incurred $3.9 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2016 and the nine months ended September 30, 2017, costs related to our CF programs represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. We recently submitted an NDA and an MAA for tezacaftor in combination with ivacaftor. The target date for the FDA to complete its review of the NDA under PDUFA is February 28, 2018 and we expect the EMA to complete its review of our in MAA in the second half of 2018. We cannot make a meaningful estimate when, if ever, our other clinical development programs will generate revenues and cash flows.

Research Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$20,445	$21,525	$(1,080)	(5)%	$61,486	$61,503	$(17)	—%
Stock-based compensation expense	15,641	14,023	1,618	12%	44,366	38,088	6,278	16%
Laboratory supplies and other direct expenses	10,791	11,726	(935)	(8)%	33,980	33,410	570	2%
Outsourced services	10,230	10,054	176	2%	29,644	20,749	8,895	43%
Collaboration and asset acquisition payments	425	22,000	(21,575)	(98)%	425	33,000	(32,575)	(99)%
Infrastructure costs	18,599	19,834	(1,235)	(6)%	56,508	55,308	1,200	2%
Total research expenses	$76,131	$99,162	$(23,031)	(23)%	$226,409	$242,058	$(15,649)	(6)%
We maintain a substantial investment in research activities. Our research expenses decreased by 23% in the third quarter of 2017 as compared to the third quarter of 2016 and decreased by 6% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. Collaboration and asset acquisition payments in the third quarter of 2016 included a $20.0 million payment to Moderna for which there was no comparable expense in the third quarter of 2017. Collaboration and asset acquisition payments in the nine months ended September 30, 2016 included both the Moderna payment and $13.0 million in expenses related to the acquisition of early-stage research assets for which there were no comparable expenses in the nine months ended September 30, 2017. We expect to continue to invest in our research programs with a focus on identifying drug candidates with the goal of creating transformative medicines.
Development Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$54,125	$44,788	$9,337	21%	$156,759	$134,201	$22,558	17%
Stock-based compensation expense	30,545	25,957	4,588	18%	90,489	76,980	13,509	18%
Laboratory supplies and other direct expenses	10,828	10,784	44	—%	34,171	32,039	2,132	7%
Outsourced services	89,637	60,838	28,799	47%	251,677	216,881	34,796	16%
Collaboration and asset acquisition payments	160,000	—	160,000	n/a	160,250	—	160,250	n/a
Drug supply costs	3,151	2,655	496	19%	6,143	9,512	(3,369)	(35)%
Infrastructure costs	30,530	28,186	2,344	8%	92,063	87,567	4,496	5%
Total development expenses	$378,816	$173,208	$205,608	119%	$791,552	$557,180	$234,372	42%
Our development expenses increased by 119% in the third quarter of 2017 as compared to the third quarter of 2016 and increased by 42% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due the $160.0 million payment to Concert in connection with the acquisition of VX-561 in the third quarter of 2017 and to increased outsourced services expenses related to ongoing clinical trials, including trials involving our next-generation CFTR corrector compounds that we are evaluating as part of triple combination treatment regimens. In the fourth quarter of 2017, we expect our outsourced services expenses to increase as compared to the third quarter of 2017 due to expenses related to the advancement of our triple-combination regimens.

Sales, General and Administrative Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2017	2016	$	%	2017	2016	$	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$120,710	$106,055	$14,655	14%	$361,285	$322,921	$38,364	12%
Sales, general and administrative expenses increased by 14% in the third quarter of 2017 as compared to the third quarter of 2016 and increased by 12% in the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily due to increased global support for KALYDECO and ORKAMBI.
Restructuring Expenses, Net
We recorded restructuring expenses of $0.3 million and $13.9 million in the third quarter and the nine months ended September 30, 2017, respectively, as compared to restructuring expenses of $8.0 thousand and $1.0 million in the third quarter and the nine months ended September 30, 2016, respectively. The increases in our restructuring expenses in the nine months ended September 30, 2017 primarily relate to our decision to consolidate our research activities into our Boston, Milton Park and San Diego locations and to close our research site in Canada.
Intangible Asset Impairment Charge
In the third quarter of 2017, we recorded a $255.3 million impairment charge related to Parion’s pulmonary ENaC platform that we licensed from Parion in 2015 and a benefit from income taxes of $97.7 million related to this impairment charge attributable to Parion. There were no corresponding intangible asset impairment charges in the third quarter and the nine months ended September 30, 2016.
Other Items
Interest Expense, Net
Interest expense, net was $13.6 million and $45.0 million in the third quarter and the nine months ended September 30, 2017, respectively, as compared to $20.1 million and $61.0 million in the third quarter and the nine months ended September 30, 2016, respectively. The decrease in interest expense, net in the third quarter and the nine months ended September 30, 2017 as compared to the third quarter and the nine months ended September 30, 2016 was primarily due to the repayment of the $300.0 million outstanding under our revolving credit facility in February 2017. In the fourth quarter of 2017, we expect to incur approximately $15 million of interest expense associated with the leases for our corporate headquarters and our interest expense related to our revolving credit facility will be dependent on whether, and to what extent, we reborrow amounts under the existing facility.
Other (Expenses) Income, Net
Other (expense) income, net was an expense of $77.6 million and $80.6 million in the third quarter and the nine months ended September 30, 2017 as compared to expense of $0.2 million in the third quarter of 2016 and income of $3.0 million in the nine months ended September 30, 2016. Other (expense) income, net in the third quarter and the nine months ended September 30, 2017 was primarily related to the deconsolidation of Parion. Other (expense) income, net in the third quarter and the nine months ended September 30, 2016 was primarily due to foreign exchange gains and losses.
Income Taxes
We recorded a benefit from income taxes of $125.9 million and $117.6 million in the third quarter and the nine months ended September 30, 2017 as compared to a provision for income taxes of $0.5 million and $24.1 million in the third quarter and the nine months ended September 30, 2016. The benefit from income taxes in the third quarter and the nine months ended September 30, 2017 was primarily related to a benefit of $126.2 million attributable to noncontrolling interest as a result of our impairment of Parion’s pulmonary ENaC platform and decrease in the fair value of the contingent payments payable by us to Parion.  The provision for income taxes in the third quarter and the nine months ended September 30, 2016 was primarily due to income tax on our VIEs.
We continue to maintain a valuation allowance on the majority of our net operating losses and other deferred tax assets because we have a history of cumulative losses.  Accordingly, we have not reported any tax benefit relating to the remaining net operating loss carryforwards (NOLs) and income tax credit carryforwards that will be utilized in future periods in these jurisdictions.  Our U.S. federal net operating loss carryforwards totaled approximately $4.1 billion as of December 31, 2016. On a quarterly basis, we reassess the valuation allowance on our deferred income tax assets weighing positive and negative evidence to assess the recoverability of the deferred tax assets. Based on our recent financial performance and our future projections, we could record a reversal of all, or a portion of the valuation allowance associated with U.S. deferred tax assets in future periods.  However, any such change is subject to actual performance and other considerations that may present positive or negative evidence at the time of the assessment. Our total deferred tax asset balance subject to the valuation allowance was approximately $1.7 billion at December 31, 2016.
Noncontrolling Interest (VIEs)
The net (income) loss attributable to noncontrolling interest (VIEs) recorded on our condensed consolidated statements of operations reflects Parion and BioAxone’s net (income) loss for the reporting period, adjusted for any changes in the noncontrolling interest holders’ claim to net assets, including contingent milestone, royalty and option payments. A summary of net income attributable to noncontrolling interest related to our VIEs for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Loss attributable to noncontrolling interest before (benefit from) provision for income taxes and changes in fair value of contingent payments	$238,946	$2,406	$222,448	$6,080
(Benefit from) provision for income taxes	(120,181)	(510)	(111,658)	20,063
Decrease (increase) in fair value of contingent payments	69,550	(1,200)	62,560	(59,350)
Net loss (income) attributable to noncontrolling interest	$188,315	$696	$173,350	$(33,207)

The net loss attributable to noncontrolling interest in the third quarter and nine months ended September 30, 2017 was primarily related to the $255.3 million impairment charge related to Parion’s pulmonary ENaC platform, a decrease in fair value of the contingent payments payable by us to Parion of $69.6 million and benefit from income taxes of $126.2 million related to these charges.
As of September 30, 2017, we have deconsolidated Parion.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2017, we had cash, cash equivalents and marketable securities of $1.81 billion, which represented an increase of $378 million from $1.43 billion as of December 31, 2016. In the nine months ended of September 30, 2017, our cash, cash equivalents and marketable securities balance increased due to cash receipts from product sales, cash received from issuances of common stock under our employee benefit plans and cash received from our collaboration with Merck KGaA in the first quarter of 2017, partially offset by the $300.0 million repayment of our revolving credit facility in the first quarter of 2017 and the $160.0 million payment to Concert in connection with the acquisition of VX-561 in the third quarter of 2017. We expect that our future cash flows will be substantially dependent on CF product sales.
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
In the nine months ended September 30, 2017, we received significant proceeds from the issuance of common stock under our employee benefit plans, but the amount and timing of future proceeds from employee benefits plans is uncertain. Other possible sources of liquidity include strategic collaborative agreements that include research and/or development funding, commercial debt, public and private offerings of our equity and debt securities, development milestones and royalties on sales of products, software and equipment leases, strategic sales of assets or businesses and financial transactions. Negative covenants in our credit agreement may prohibit or limit our ability to access these sources of liquidity.
Future Capital Requirements
We incur substantial operating expenses to conduct research and development activities and to operate our organization. Under the terms of our credit agreement entered into in October 2016, we are required to repay any outstanding principal amounts in 2021. We also have substantial facility and capital lease obligations, including leases for two buildings in Boston, Massachusetts that continue through 2028 and capital expenditures for our building under construction in San Diego, California. As of September 30, 2017, we have collected approximately $190.3 million from ORKAMBI early access programs in France for which the price is not fixed or determinable. We expect we will be required to repay a portion of the collected amounts to the French government based on the difference between the invoiced price of ORKAMBI and the final price for ORKAMBI in France.

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

•
In July 2017, we acquired certain CF assets including VX-561 from Concert pursuant to an asset purchase agreement. At closing, we paid Concert $160 million in cash for all worldwide development and commercialization rights to VX-561 and may be required to pay up to an additional $90 million in milestones based on regulatory approval in the U.S. and reimbursement in the UK, Germany or France.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the nine months ended September 30, 2017, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on February 23, 2017.
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
Foreign Exchange Market Risk
As a result of our foreign operations, we face exposure to movements in foreign currency exchange rates, primarily the Euro, British Pound, Australian Dollar and Canadian Dollar, against the U.S. dollar. The current exposures arise primarily from cash, accounts receivable, intercompany receivables, payables and inventories. Both positive and negative affects to our net revenues from international product sales from movements in foreign currency exchange rates are partially mitigated by the natural, opposite affect that foreign currency exchange rates have on our international operating costs and expenses.
We have a foreign currency management program with the objective of reducing the effect of exchange rate fluctuations on our operating results and forecasted revenues and expenses denominated in foreign currencies. We currently have cash flow hedges for the Euro, British Pound and Australian Dollar related to forecasted product revenues that qualify for hedge accounting treatment under U.S. GAAP. We do not seek hedge accounting treatment for our forward contracts related to monetary assets and liabilities that impact our operating results. As of September 30, 2017, we held foreign exchange forward contracts with notional amounts totaling $456.9 million. As of September 30, 2017, our outstanding foreign exchange forward contracts had a net fair value of $(13.1) million.
Based on our foreign currency exchange rate exposures at September 30, 2017, a hypothetical 10% adverse fluctuation in exchange rates would decrease the fair value of our foreign exchange forward contracts that are designated as cash flow hedges by approximately $34.3 million at September 30, 2017. The resulting loss on these forward contracts would be offset by the gain on the underlying transactions and therefore would have minimal impact on future anticipated earnings and cash flows. Similarly, adverse fluctuations in exchange rates that would decrease the fair value of our foreign exchange forward contracts that are not designated as hedge instruments would be offset by a positive impact of the underlying monetary assets and liabilities.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of September 30, 2017 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

We are investing significant resources in the development of our next-generation CFTR corrector compounds, including VX-152, VX-440, VX-659 and VX-445, which we are evaluating as part of triple combination treatment regimens for the treatment of patients with CF. We believe that a significant portion of the long-term value attributed to our company by investors is based on the commercial potential of these triple-combination therapies. In July 2017, we obtained initial positive results from Phase 2 clinical trials of VX-152 and VX-440 and a Phase 1 clinical trial of VX-659. In each case, these clinical trials enrolled a limited number of patients with CF and we expect to receive additional information regarding these compounds in early 2018. Based on these results, we expect to initiate pivotal programs to evaluate one or two of these triple combination regimens in the first half of 2018.
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

Our two marketed medicines are ORKAMBI and KALYDECO, which are approved to treat patients with CF who have specific mutations in their CFTR gene. ORKAMBI and KALYDECO net product revenues represented approximately 52% and 32% of our total revenues in the nine months ended September 30, 2017, respectively, and we expect ORKAMBI and KALYDECO net product revenues to represent substantially all of our total revenues for the remainder of 2017.
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

In the first quarter of 2017, we obtained positive results from two Phase 3 clinical trials of tezacaftor in combination with ivacaftor that showed statistically significant improvements in lung function in patients with CF 12 years of age and older who have certain mutations in their CFTR gene. Based on these results, we submitted an NDA in the United States and an MAA in Europe for this potential combination regimen. The target date for the FDA to complete its review of the NDA under the Prescription Drug User Fee Act is February 28, 2018. We expect the EMA to complete its review in the second half of 2018. Obtaining approval of an NDA or an MAA is a lengthy, expensive and uncertain process, and we may not be successful. Obtaining approval depends on many factors including:

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

We may not realize the anticipated benefits of our acquisition of VX-561 from Concert Pharmaceuticals, Inc.

In July 2017, we acquired certain CF assets from Concert Pharmaceuticals, Inc., or Concert, including VX-561, an investigational CFTR potentiator that has the potential to be used as part of future once-daily combination regimens of CFTR modulators that treat the underlying cause of CF. We amended our ongoing Phase 2 clinical trials of VX-445 and VX-659 to include additional cohorts of patients to evaluate these next-generation CFTR corrector compounds in combination with tezacaftor and VX-561. Acquisitions are inherently risky and we may not realize the anticipated benefits of such transaction, which involves numerous risks including:

•	that we fail to successfully develop and/or integrate VX-561 into our pipeline in order to achieve our strategic objectives;

•	that we receive inadequate or unfavorable data from clinical trials evaluating the VX-561 in combination with other CFTR modulators; and

•
the potential failure of the due diligence processes to identify significant problems, liabilities or other shortcomings or challenges of VX-561 or any of the other assets acquired from Concert, including but not limited to, problems, liabilities or other shortcomings or challenges with respect to intellectual property, product quality, safety, and other known and unknown liabilities.

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
The table set forth below shows all repurchases of securities by us during the three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	2,040	$0.01	—	—
August 1, 2017 to August 31, 2017	15,811	$0.01	—	—
September 1, 2017 to September 30, 2017	2,589	$0.01	—	—
Total	20,440	$0.01	—	—
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
Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Employment Agreement, dated as of September 6, 2017, between Vertex Pharmaceuticals Incorporated and Tom Graney.*
10.2	Change of Control Agreement, dated as of September 6, 2017, between Vertex Pharmaceuticals Incorporated and Tom Graney.*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
* Management contract, compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

October 30, 2017	By:	/s/ Thomas Graney
Thomas Graney
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)