Form 10-Q
period 2019-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2019-08-01
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM    TO
Commission file number 000-19319
____________________________________________
Vertex Pharmaceuticals Incorporated
(Exact name of registrant as specified in its charter)

Massachusetts
(State or other jurisdiction of
incorporation or organization)
50 Northern Avenue, Boston, Massachusetts
(Address of principal executive offices)

04-3039129
(I.R.S. Employer
Identification No.)
02210
(Zip Code)

Registrant’s telephone number, including area code (617) 341-6100

____________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 Par Value Per Share	VRTX	The Nasdaq Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	257,035,443	Outstanding at July 26, 2019

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

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

Part I. Financial Information
Item 1.  Financial Statements

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product revenues, net	$940,380	$749,912	$1,797,633	$1,387,641
Collaborative and royalty revenues	913	2,245	2,095	5,315
Total revenues	941,293	752,157	1,799,728	1,392,956
Costs and expenses:
Cost of sales	135,740	104,382	230,832	175,995
Research and development expenses	379,091	337,532	718,581	648,085
Sales, general and administrative expenses	156,502	137,303	303,547	267,111
Restructuring expense (income)	—	62	—	(14)
Total costs and expenses	671,333	579,279	1,252,960	1,091,177
Income from operations	269,960	172,878	546,768	301,779
Interest income	18,076	8,049	33,691	13,838
Interest expense	(14,837)	(18,155)	(29,705)	(35,041)
Other income, net	53,939	53,819	96,549	150,657
Income before provision for (benefit from) income taxes	327,138	216,591	647,303	431,233
Provision for (benefit from) income taxes	59,711	10,341	111,245	(2,318)
Net income	267,427	206,250	536,058	433,551
Loss (income) attributable to noncontrolling interest	—	1,110	—	(15,928)
Net income attributable to Vertex	$267,427	$207,360	$536,058	$417,623

Amounts per share attributable to Vertex common shareholders:
Net income:
Basic	$1.04	$0.82	$2.09	$1.65
Diluted	$1.03	$0.80	$2.06	$1.61
Shares used in per share calculations:
Basic	256,154	254,135	255,941	253,685
Diluted	259,822	258,584	260,015	258,557
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$267,427	$206,250	$536,058	$433,551
Changes in other comprehensive income (loss):
Unrealized holding gains (losses) on marketable securities, net	451	373	1,047	(87)
Unrealized (losses) gains on foreign currency forward contracts, net of tax of $1.8 million, $0.2 million, $3.3 million and $0.5 million, respectively	(5,776)	25,895	(5,998)	25,033
Foreign currency translation adjustment	(3,876)	8,870	1,091	6,141
Total changes in other comprehensive (loss) income	(9,201)	35,138	(3,860)	31,087
Comprehensive income	258,226	241,388	532,198	464,638
Comprehensive loss (income) attributable to noncontrolling interest	—	1,110	—	(15,928)
Comprehensive income attributable to Vertex	$258,226	$242,498	$532,198	$448,710
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,294,684	$2,650,134
Marketable securities	656,538	518,108
Accounts receivable, net	464,900	409,688
Inventories	143,017	124,360
Prepaid expenses and other current assets	151,829	140,819
Total current assets	4,710,968	3,843,109
Property and equipment, net	731,131	812,005
Goodwill	50,384	50,384
Deferred tax assets	1,425,191	1,499,672
Operating lease assets	58,031	—
Other assets	57,766	40,728
Total assets	$7,033,471	$6,245,898
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$77,045	$110,987
Accrued expenses	1,069,072	958,899
Other current liabilities	113,103	50,406
Total current liabilities	1,259,220	1,120,292
Long-term finance lease liabilities	551,530	581,550
Long-term operating lease liabilities	60,433	—
Long-term advance from collaborator	84,309	82,573
Other long-term liabilities	8,014	26,280
Total liabilities	1,963,506	1,810,695
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 256,671 and 255,172 shares issued and outstanding, respectively	2,565	2,546
Additional paid-in capital	7,564,331	7,421,476
Accumulated other comprehensive (loss) income	(3,201)	659
Accumulated deficit	(2,493,730)	(2,989,478)
Total shareholders’ equity	5,069,965	4,435,203
Total liabilities and shareholders’ equity	$7,033,471	$6,245,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest
(unaudited)
(in thousands)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2018	254,868	$2,541	$7,314,369	$(39,743)	$(4,876,111)	$2,401,056	$29,765	$2,430,821
Other comprehensive income, net of tax	—	—	—	35,138	—	35,138	—	35,138
Net income (loss)	—	—	—	—	207,360	207,360	(1,110)	206,250
Repurchase of common stock	(701)	(7)	(107,776)	—	—	(107,783)	—	(107,783)
Issuance of common stock under benefit plans	716	8	67,933	—	—	67,941	—	67,941
Stock-based compensation expense	—	—	82,516	—	—	82,516	—	82,516
Balance at June 30, 2018	254,883	$2,542	$7,357,042	$(4,605)	$(4,668,751)	$2,686,228	$28,655	$2,714,883

Balance at March 31, 2019	256,351	$2,561	$7,475,909	$6,000	$(2,761,157)	$4,723,313	$—	$4,723,313
Other comprehensive loss, net of tax	—	—	—	(9,201)	—	(9,201)	—	(9,201)
Net income	—	—	—	—	267,427	267,427	—	267,427
Repurchases of common stock	(296)	(3)	(52,007)	—	—	(52,010)	—	(52,010)
Issuance of common stock under benefit plans	616	7	50,494	—	—	50,501	—	50,501
Stock-based compensation expense	—	—	89,935	—	—	89,935	—	89,935
Balance at June 30, 2019	256,671	$2,565	$7,564,331	$(3,201)	$(2,493,730)	$5,069,965	$—	$5,069,965

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2017	253,253	$2,512	$7,157,362	$(11,572)	$(5,119,723)	$2,028,579	$13,727	$2,042,306
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	(24,120)	33,349	9,229	—	9,229
Other comprehensive income, net of tax	—	—	—	31,087	—	31,087	—	31,087
Net income	—	—	—	—	417,623	417,623	15,928	433,551
Repurchase of common stock	(768)	(8)	(119,026)	—	—	(119,034)	—	(119,034)
Issuance of common stock under benefit plans	2,398	38	157,589	—	—	157,627	—	157,627
Stock-based compensation expense	—	—	161,117	—	—	161,117	—	161,117
Other VIE activity	—	—	—	—	—	—	(1,000)	(1,000)
Balance at June 30, 2018	254,883	$2,542	$7,357,042	$(4,605)	$(4,668,751)	$2,686,228	$28,655	$2,714,883

Balance at December 31, 2018	255,172	$2,546	$7,421,476	$659	$(2,989,478)	$4,435,203	$—	$4,435,203
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	—	(40,310)	(40,310)	—	(40,310)
Other comprehensive loss, net of tax	—	—	—	(3,860)	—	(3,860)	—	(3,860)
Net income	—	—	—	—	536,058	536,058	—	536,058
Repurchases of common stock	(860)	(9)	(155,840)	—	—	(155,849)	—	(155,849)
Issuance of common stock under benefit plans	2,359	28	114,517	—	—	114,545	—	114,545
Stock-based compensation expense	—	—	184,178	—	—	184,178	—	184,178
Balance at June 30, 2019	256,671	$2,565	$7,564,331	$(3,201)	$(2,493,730)	$5,069,965	$—	$5,069,965
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$536,058	$433,551
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	183,478	160,572
Depreciation expense	54,838	34,402
Write-downs of inventories to net realizable value	7,042	6,928
Deferred income taxes	87,358	3,516
Unrealized gain on equity securities	(100,078)	(149,376)
Other non-cash items, net	(1,036)	10,014
Changes in operating assets and liabilities:
Accounts receivable, net	(55,870)	(88,166)
Inventories	(25,174)	(9,366)
Prepaid expenses and other assets	(17,580)	33,408
Accounts payable	(28,074)	12,229
Accrued expenses	113,968	101,074
Other liabilities	33,603	25,574
Net cash provided by operating activities	788,533	574,360
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(263,636)	(202,002)
Maturities of available-for-sale debt securities	228,707	171,028
Expenditures for property and equipment	(34,399)	(58,891)
Investment in equity securities	(20,000)	(21,500)
Net cash used in investing activities	(89,328)	(111,365)
Cash flows from financing activities:
Issuances of common stock under benefit plans	114,092	144,837
Repurchases of common stock	(155,849)	(115,033)
Payments on finance leases	(18,926)	—
Advance from collaborator	7,500	5,000
Repayments of advanced funding	(2,823)	(2,412)
Proceeds related to capital lease and construction financing lease obligations	1,002	9,566
Payments on capital lease and construction financing lease obligations	—	(14,061)
Other financing activities	—	(149)
Net cash (used in) provided by financing activities	(55,004)	27,748
Effect of changes in exchange rates on cash	(808)	(4,201)
Net increase in cash and cash equivalents	643,393	486,542
Cash, cash equivalents and restricted cash—beginning of period	2,658,253	1,667,526
Cash, cash equivalents and restricted cash—end of period	$3,301,646	$2,154,068

Supplemental disclosure of cash flow information:
Cash paid for interest	$27,109	$33,444
Cash paid for income taxes	$10,902	$7,069
Capitalization of costs related to construction financing lease obligation	$—	$5,176
Issuances of common stock from employee benefit plans receivable	$539	$13,634
Accrued share repurchase liability	$—	$4,001
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
The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. The Company's condensed consolidated financial statements for the interim period ended June 30, 2018 also include the financial results of BioAxone Biosciences, Inc. (“BioAxone”), a variable interest entity (“VIE”) that the Company consolidated from 2014 through December 31, 2018. All material intercompany balances and transactions have been eliminated. The Company operates in one segment, pharmaceuticals. The Company has reclassified certain items from the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the Company’s 2018 Annual Report on Form 10-K have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2019 and 2018.
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
Until December 31, 2018, the Company applied build-to-suit accounting and was the deemed owner of its leased corporate headquarters in Boston and research site in San Diego, for which it was recognizing depreciation expense over the buildings’ useful lives and imputed interest on the corresponding construction financing lease obligations. Under the amended guidance that became effective January 1, 2019, the Company accounts for these buildings as finance leases, resulting in increased depreciation expense over the respective lease terms of approximately 15 years, which are significantly shorter than the buildings’ useful lives of 40 years. The Company also expects a reduction in its imputed interest expense in the initial years of each finance lease term. In 2019, the Company expects an increase in operating expenses of approximately $26 million and a decrease in interest expense of approximately $13 million due to this change.

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
Credit Losses
In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 is effective on January 1, 2020. Early adoption is permitted. The Company currently is evaluating the impact the adoption of ASU 2016-13 may have on its condensed consolidated financial statements.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

B.	Revenue Recognition
Disaggregation of Revenue
Revenues by Product
Product revenues, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
SYMDEKO/SYMKEVI	$361,832	$185,558	$682,107	$219,682
ORKAMBI	316,441	311,261	609,448	665,327
KALYDECO	262,107	253,093	506,078	502,632
Total product revenues, net	$940,380	$749,912	$1,797,633	$1,387,641

Revenues by Geographic Location
Net product revenues are attributed to countries based on the location of the customer. Collaborative and royalty revenues are attributed to countries based on the location of the Company’s subsidiary associated with the collaborative arrangement related to such revenues. Total revenues from external customers and collaborators by geographic region consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
United States	$700,618	$584,811	$1,341,721	$1,067,478
Outside of the United States
Europe	180,196	135,914	347,947	267,809
Other	60,479	31,432	110,060	57,669
Total revenues outside of the United States	240,675	167,346	458,007	325,478
Total revenues	$941,293	$752,157	$1,799,728	$1,392,956

In the three and six months ended June 30, 2019 and 2018, revenues attributable to Germany contributed the largest amount to the Company’s European revenues.
French Early Access Programs
In 2015, the Company began distributing ORKAMBI through early access programs in France and it continues to be engaged in ongoing discussions regarding the price for ORKAMBI in France. The Company expects that the difference

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

between the amounts it has collected to date based on the invoiced price and the agreed-upon price for ORKAMBI in France will be returned to the French government.
Pursuant to the revenue recognition accounting guidance that was applicable until December 31, 2017, the Company’s ORKAMBI net product revenues for 2015, 2016 and 2017 did not include any net product revenues from sales of ORKAMBI in France because the price was not fixed or determinable at the time of delivery. Upon adopting ASU 2014-09, Revenues from Contracts with Customers (Topic 606), in the first quarter of 2018, the Company began recognizing net product revenues in France based on a transaction price that reflects its estimate of consideration it expects to retain that will not be subject to a significant reversal in amounts recognized. The Company’s refund liability representing the difference between the amounts the Company has collected from the French government and the transaction price is classified as “Accrued expenses” on the Company’s condensed consolidated balance sheets. If the Company’s estimate regarding the amounts it will receive for ORKAMBI supplied pursuant to these early access programs changes, the Company will reflect the effect of the change in estimate in “Product revenues, net” in the period in which the change in estimate occurs.
Contract Liabilities
The Company recorded contract liabilities of $60.2 million and $24.9 million as of June 30, 2019 and December 31, 2018, respectively, related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement the Company can receive. Upon exceeding the annual reimbursement amount, products are provided free of charge, which is a material right. These contracts include upfront payments and fees.  The Company defers a portion of the consideration received for shipments made up to the annual reimbursement limit as “Other current liabilities.” The deferred amount is recognized as revenue when the free products are shipped. The Company’s product revenue contracts include performance obligations that are one year or less.
In the majority of international markets in which the Company has a contract with an annual reimbursement limit, the annual period associated with the contract is the same as the Company’s fiscal year, resulting in no contract liability balance at the end of the year and no revenues recognized in the current year related to performance obligations satisfied in previous years. Several of the Company’s contract liabilities relate to contracts with annual reimbursement limits in international markets in which the annual period associated with the contract is not the same as the Company’s fiscal year. In these markets, the Company recognizes revenues related to performance obligations satisfied in previous years; however, these amounts are not material to the Company’s financial statements and do not relate to any performance obligations that were satisfied more than 12 months prior to the beginning of the current year.

C.	Collaborative Arrangements and Acquisitions
The Company has entered into numerous agreements pursuant to which it collaborates with third parties on research, development and commercialization programs, including in-license and out-license agreements and acquisitions.
Certain of the Company’s in-license and out-license agreements that had a significant impact on its financial statements for the three and six months ended June 30, 2019 and 2018, or were new during the three and six months ended June 30, 2019, are described below. Additional in-license and out-license agreements were described in Note B, “Collaborative Arrangements and Acquisitions,” of the Company’s 2018 Annual Report on Form 10-K.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
CRISPR Therapeutics AG
In 2015, the Company entered into a strategic collaboration, option and license agreement (the “CRISPR Agreement”) with CRISPR Therapeutics AG and its affiliates (“CRISPR”) to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene-editing technology. The Company has the exclusive right to license certain CRISPR-Cas9-based targets. In connection with the CRISPR Agreement, the Company made an upfront payment to CRISPR of $75.0 million and an investment in CRISPR’s stock. The Company has also made several subsequent investments in CRISPR’s common stock, which has resulted in CRISPR becoming a related party of the Company. Please refer to Note F, “Marketable Securities and Equity Investments,” for further information regarding the Company’s investment in CRISPR’s common stock.
For targets that the Company elects to license, other than hemoglobinopathy treatments, the Company leads all development and global commercialization activities. For each target that the Company elects to license, other than hemoglobinopathy targets, CRISPR has the potential to receive up to $420.0 million in development, regulatory and commercial milestones as well as royalties on net product sales. As part of the collaboration, the Company and CRISPR share equally all development costs and potential worldwide revenues related to potential hemoglobinopathy treatments, including treatments for beta thalassemia and sickle cell disease.
In 2017, the Company entered into a co-development and co-commercialization agreement with CRISPR pursuant to the terms of the CRISPR Agreement, under which the Company and CRISPR are co-developing and will co-commercialize CTX001 (the “CTX001 Co-Co Agreement”) for the treatment of hemoglobinopathy, including treatments for sickle cell disease and beta thalassemia. The Company concluded that the CTX001 Co-Co Agreement is a cost-sharing arrangement, which results in the net impact of the arrangement being recorded in “Research and development expenses” in its condensed consolidated statements of operations. During the three and six months ended June 30, 2019 , the net expense related to the CTX001 Co-Co Agreement was $7.5 million and $14.6 million, respectively. During the three and six months ended June 30, 2018 , the net expense related to the CTX001 Co-Co Agreement was $5.2 million and $8.9 million, respectively.
In June 2019, the Company entered into a strategic collaboration and license agreement (“the CRISPR DMD/DM1 Agreement”) with CRISPR, which became effective in July 2019 upon the expiration of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act (“the HSR Act”). Pursuant to this agreement, Vertex received an exclusive worldwide license to CRISPR’s existing and future intellectual property for duchenne muscular dystrophy (“DMD”) and myotonic dystrophy type 1 (“DM1”). In July 2019, the Company remitted to CRISPR an upfront payment of $175.0 million, which it expects to record in “Research and development expenses” in the third quarter of 2019. CRISPR has the potential to receive up to $825.0 million in research, development, regulatory and commercial milestones for the DMD and DM1 programs as well as royalties on net product sales. CRISPR has the option to co-develop and co-commercialize all DM1 products globally and forego the milestones and royalties associated with the DM1 program. The Company will fund all expenses associated with the collaboration except for research costs for specified guide RNA research conducted by CRISPR, which the Company and CRISPR will share equally.
Kymera Therapeutics
In May 2019, the Company entered into a strategic research and development collaboration agreement (the “Kymera Agreement”) with Kymera Therapeutics (“Kymera”) to advance small molecule protein degraders against multiple targets. Pursuant to the Kymera Agreement, Kymera’s proprietary platform technology is being applied in the collaboration activities in exchange for an upfront payment of $50.0 million. The Company has the exclusive right to license up to six protein targets, for each of which Kymera may receive up to $170.0 million in payments, including development, regulatory and commercial milestones as well as royalties on net product sales.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

In addition to the upfront payment, the Company purchased $20.0 million of Kymera’s preferred stock. The Company determined that the fair value of its investment in Kymera’s preferred stock approximated $20.0 million and classified the investment, which does not have a readily determinable fair value, in “Other assets.”
The Company determined that substantially all of the fair value of the Kymera Agreement was attributable to an in-process research and development asset and no substantive processes were acquired that would constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development asset and recorded the $50.0 million upfront payment to “Research and development expenses.”
BioAxone Biosciences, Inc.
The Company has licensed rights to certain drug candidates from these third-party collaborators, which has resulted in the consolidation of certain third-parties’ financial statements into the Company’s condensed consolidated financial statements as VIEs for certain periods of time. As of December 31, 2018, and continuing through the second quarter of 2019, the Company had no consolidated VIEs reflected in its financial statements.
In 2014, the Company entered into a license and collaboration agreement (the “BioAxone Agreement”) with BioAxone, which resulted in the consolidation of BioAxone as a VIE beginning in October 2014. The Company deconsolidated BioAxone as of December 31, 2018 because it determined that it no longer was the primary beneficiary of BioAxone as it no longer had the power to direct the significant activities of BioAxone. Please refer to Note B, “Collaborative Arrangements and Acquisitions,” in the Company’s 2018 Annual Report on Form 10-K for further information on the deconsolidation of BioAxone.
In the six months ended June 30, 2018, the Company recorded net income attributable to noncontrolling interest of $15.9 million, which was primarily related to a $24.0 million increase in the fair value of the contingent payments payable by Vertex to BioAxone in the first quarter of 2018 due to (i) the expiration of an option held by the Company to purchase BioAxone in the first quarter of 2018 that increased the probability of a $10.0 million license continuation fee for VX-210 (which was ultimately paid in the first quarter of 2018) and (ii) the probability that additional milestone and royalty payments related to the BioAxone Agreement would be paid. Net income attributable to noncontrolling interest also included a $6.0 million provision for income taxes during the six months ended June 30, 2018 that was primarily related to the increase in the fair value of the contingent payments. The net loss attributable to noncontrolling interest in the three months ended June 30, 2018 was $1.1 million.
Acquisitions
Exonics Therapeutics
In June 2019, the Company entered into an agreement to acquire Exonics Therapeutics (“Exonics”), a privately held biotechnology company focused on creating transformative gene-editing therapies to repair mutations that cause DMD and other severe neuromuscular diseases, including DM1. In July 2019, the acquisition closed upon, among other things, the satisfaction of customary closing conditions and the expiration of the waiting period under the HSR Act, resulting in no financial statement impact during the three and six months ended June 30, 2019. At closing, the Company acquired all outstanding shares of Exonics and made an upfront payment of approximately $245.0 million with approximately $70.0 million in deferred payments, subject to customary closing adjustments. Exonics’ equity holders may receive an additional $728.0 million upon the successful achievement of specified development and regulatory milestones for the DMD and DM1 programs. The Company will finalize the accounting treatment for the acquisition in the third quarter of 2019.
Out-license agreements
The Company has entered into licensing agreements pursuant to which it has out-licensed rights to certain drug candidates to third-party collaborators. Pursuant to these out-license agreements, the Company’s collaborators become responsible for all costs related to the continued development of such drug candidates and obtain development and commercialization rights to these drug candidates. Depending on the terms of the agreements, the Company’s collaborators may be required to make upfront payments, milestone payments upon the achievement of certain product research and development objectives and may also be required to pay royalties on future sales, if any, of commercial products resulting

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

from the collaboration. The termination provisions associated with these collaborations are generally the same as those described above related to the Company’s in-license agreements. None of the Company’s out-license agreements had a significant impact on the Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2019 and 2018.
Cystic Fibrosis Foundation
The Company has a research, development and commercialization agreement that was originally entered into in 2004 with Cystic Fibrosis Foundation (“CFF”), as successor in interest to the Cystic Fibrosis Foundation Therapeutics, Inc. This agreement was most recently amended in 2016 (the “2016 Amendment”). Pursuant to the agreement, as amended, the Company agreed to pay royalties ranging from low-single digits to mid-single digits on potential sales of certain compounds first synthesized and/or tested between March 1, 2014 and August 31, 2016, including VX-445 (elexacaftor), and tiered royalties ranging from single digits to sub-teens on any approved drugs first synthesized and/or tested during a research term on or before February 28, 2014, including KALYDECO (ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor) and SYMDEKO/SYMKEVI (tezacaftor in combination with ivacaftor). For combination products, such as ORKAMBI and SYMDEKO, sales are allocated equally to each of the active pharmaceutical ingredients in the combination product. There are no remaining commercial milestone payments payable by the Company to CFF pursuant to the agreement.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted net income per share for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Basic net income attributable to Vertex per common share calculation:
Net income attributable to Vertex common shareholders	$267,427	$207,360	$536,058	$417,623
Less: Undistributed earnings allocated to participating securities	—	(65)	—	(163)
Net income attributable to Vertex common shareholders—basic	$267,427	$207,295	$536,058	$417,460

Basic weighted-average common shares outstanding	256,154	254,135	255,941	253,685
Basic net income attributable to Vertex per common share	$1.04	$0.82	$2.09	$1.65

Diluted net income attributable to Vertex per common share calculation:
Net income attributable to Vertex common shareholders	$267,427	$207,360	$536,058	$417,623
Less: Undistributed earnings allocated to participating securities	—	(64)	—	(160)
Net income attributable to Vertex common shareholders—diluted	$267,427	$207,296	$536,058	$417,463

Weighted-average shares used to compute basic net income per common share	256,154	254,135	255,941	253,685
Effect of potentially dilutive securities:
Stock options	2,225	2,758	2,405	3,003
Restricted stock and restricted stock units (including PSUs)	1,440	1,689	1,655	1,851
Employee stock purchase program	3	2	14	18
Weighted-average shares used to compute diluted net income per common share	259,822	258,584	260,015	258,557
Diluted net income attributable to Vertex per common share	$1.03	$0.80	$2.06	$1.61

The Company did not include the securities in the following table in the computation of the net income per share attributable to Vertex common shareholders calculations because the effect would have been anti-dilutive during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	3,207	2,253	3,022	1,943
Unvested restricted stock and restricted stock units (including PSUs)	3	6	4	5

E.	Fair Value Measurements
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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. The Company maintains strategic investments separately from the investment policy that governs its other cash, cash equivalents and marketable securities as described in “Note F, “Marketable Securities and Equity Investments.” As of June 30, 2019, the Company’s investments were in money market funds, U.S. Treasury securities, government-sponsored enterprise securities, corporate debt securities, commercial paper and corporate equity securities. Additionally, the Company utilizes foreign currency forward contracts intended to mitigate the effect of changes in foreign exchange rates on its condensed consolidated statement of operations.
As of June 30, 2019, all of the Company’s financial assets and liabilities that were subject to fair value measurements were valued using observable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds, U.S. Treasury securities, government-sponsored enterprise securities and corporate equity securities. The Company’s financial assets and liabilities valued based on Level 2 inputs consisted of certain corporate equity securities as described below, corporate debt securities, commercial paper, which consisted of investments in highly-rated investment-grade corporations, and foreign currency forward contracts with reputable and creditworthy counterparties. The Company has an investment in the common stock of Moderna Therapeutics, Inc. (“Moderna”), which became a publicly traded company in 2018. The Company has valued its investment in Moderna based on Level 2 inputs due to transfer restrictions subsequent to Moderna’s initial public offering lasting until December 2019. The reduction in fair value recorded on the Company’s condensed consolidated balance sheet related to this transfer restriction is not material to its financial statements. During the three and six months ended June 30, 2019 and 2018, the Company did not record any other-than-temporary impairment charges related to its financial assets.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the Company’s financial assets and liabilities subject to fair value measurements (and does not include $1.7 billion and $1.4 billion of cash as of June 30, 2019 and December 31, 2018, respectively):

	Fair Value Measurements as of June 30, 2019
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial instruments carried at fair value (asset positions):
Cash equivalents:
Money market funds	$1,561,770	$1,561,770	$—	$—
Government-sponsored enterprise securities	24,519	24,519	—	—
Commercial paper	22,234	—	22,234	—
Marketable securities:
Corporate equity securities	267,401	253,442	13,959	—
U.S. Treasury securities	5,892	5,892	—	—
Government-sponsored enterprise securities	8,247	8,247	—	—
Corporate debt securities	249,426	—	249,426	—
Commercial paper	125,572	—	125,572	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	13,215	—	13,215	—
Other assets:
Foreign currency forward contracts	314	—	314	—
Total financial assets	$2,278,590	$1,853,870	$424,720	$—
Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(761)	$—	$(761)	$—
Other long-term liabilities:
Foreign currency forward contracts	(207)	—	(207)	—
Total financial liabilities	$(968)	$—	$(968)	$—

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

F.	Marketable Securities and Equity Investments
A summary of the Company’s cash equivalents and marketable securities, which are recorded at fair value (and do not include $1.7 billion and $1.4 billion of cash as of June 30, 2019 and December 31, 2018, respectively), is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of June 30, 2019
Cash equivalents:
Money market funds	$1,561,770	$—	$—	$1,561,770
Government-sponsored enterprise securities	24,518	2	(1)	24,519
Commercial paper	22,233	2	(1)	22,234
Total cash equivalents	1,608,521	4	(2)	1,608,523
Marketable securities:
U.S. Treasury securities	5,891	1	—	5,892
Government-sponsored enterprise securities	8,240	7	—	8,247
Corporate debt securities	249,076	373	(23)	249,426
Commercial paper	125,421	174	(23)	125,572
Total marketable debt securities	388,628	555	(46)	389,137
Corporate equity securities	133,157	140,328	(6,084)	267,401
Total marketable securities	$521,785	$140,883	$(6,130)	$656,538

As of December 31, 2018
Cash equivalents:
Money market funds	$1,226,603	$—	$—	$1,226,603
U.S. Treasury securities	5,967	—	(1)	5,966
Government-sponsored enterprise securities	7,124	—	(1)	7,123
Commercial paper	58,271	—	(3)	58,268
Total cash equivalents	1,297,965	—	(5)	1,297,960
Marketable securities:
U.S. Treasury securities	6,026	—	—	6,026
Government-sponsored enterprise securities	10,704	—	—	10,704
Corporate debt securities	234,088	27	(450)	233,665
Commercial paper	100,498	—	(108)	100,390
Total marketable debt securities	351,316	27	(558)	350,785
Corporate equity securities	133,157	40,619	(6,453)	167,323
Total marketable securities	$484,473	$40,646	$(7,011)	$518,108

Available-for-sale debt securities were recorded in the Company's condensed consolidated balance sheets at fair value as follows:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Cash and cash equivalents	$1,608,523	$1,297,960
Marketable securities	389,137	350,785
Total	$1,997,660	$1,648,745

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Available-for-sale debt securities by contractual maturity were as follows:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Matures within one year	$1,968,686	$1,647,500
Matures after one year through five years	28,974	1,245
Total	$1,997,660	$1,648,745

The Company has a limited number of available-for-sale debt securities in insignificant loss positions as of June 30, 2019, which it does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investments at maturity. The Company did not record any charges for other-than-temporary declines in the fair value of available-for-sale debt securities or gross realized gains or losses in the three and six months ended June 30, 2019 and 2018.
The Company maintains strategic investments separately from the investment policy that governs its other cash, cash equivalents and marketable securities. The Company’s investments in the common stock of publicly traded companies, CRISPR and Moderna, as of June 30, 2019 and December 31, 2018, respectively, have readily determinable fair values and are recorded in “Marketable securities” on its condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the total fair value of the Company’s strategic investments in the common stock of publicly traded companies, was$267.4 million and $167.3 million, respectively. During the three and six months ended June 30, 2019, the Company recorded unrealized gains of $56.5 million and $100.1 million, respectively. During the three and six months ended June 30, 2018 the Company recorded unrealized gains of $53.9 million and $149.4 million, respectively, primarily related to increases in the fair value of its investment in CRISPR.
As of June 30, 2019, the carrying value of the Company’s equity investments without readily determinable fair values, which are recorded in “Other assets” on its condensed consolidated balance sheets, was $33.6 million.

G.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available-For-Sale Debt Securities	On Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2018	$(11,227)	$(536)	$12,422	$659
Other comprehensive income before reclassifications	1,091	1,047	5,793	7,931
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(11,791)	(11,791)
Net current period other comprehensive income (loss)	1,091	1,047	(5,998)	(3,860)
Balance at June 30, 2019	$(10,136)	$511	$6,424	$(3,201)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available-For-Sale Debt Securities	On Equity Securities	On Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2017	$(21,031)	$(594)	$25,069	$(15,016)	$(11,572)
Other comprehensive income (loss) before reclassifications	6,141	(87)	—	15,352	21,406
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	9,681	9,681
Net current period other comprehensive income (loss)	6,141	(87)	—	25,033	31,087
Amounts reclassified to accumulated deficit pursuant to adoption of new accounting standard	949	—	(25,069)	—	(24,120)
Balance at June 30, 2018	$(13,941)	$(681)	$—	$10,017	$(4,605)

H.	Hedging
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
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company’s risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items. If the Company were to determine that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of June 30, 2019, all hedges were determined to be highly effective.
The Company considers the impact of its counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of June 30, 2019 and December 31, 2018, credit risk did not change the fair value of the Company’s foreign currency forward contracts.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under GAAP:

	As of June 30, 2019	As of December 31, 2018
Foreign Currency	(in thousands)
Euro	$448,778	$335,179
British pound sterling	65,278	73,460
Australian dollar	77,010	52,820
Canadian dollar	47,950	43,759
Total foreign currency forward contracts	$639,016	$505,218

Foreign currency forward contracts - Not designated as hedging instruments
The Company also enters into foreign currency forward contracts with contractual maturities of less than one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under GAAP. The Company recognizes realized gains and losses for such contracts in “Other income, net” in its condensed consolidated statements of operations each period. As of June 30, 2019, the notional amount of the Company’s outstanding foreign currency forward contracts where hedge accounting under GAAP is not applied was $352.0 million.
During the three and six months ended June 30, 2019 and 2018, the Company recognized the following related to foreign currency forward contacts in its condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$8,238	$(2,675)	$15,077	$(9,159)
Not designated as hedging instruments
Other income, net	$(1,089)	$(4,152)	$2,062	$(2,614)

The following table summarizes the fair value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under GAAP included on its condensed consolidated balance sheets:

As of June 30, 2019
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid expenses and other current assets	$13,215	Other current liabilities	$(761)
Other assets	314	Other long-term liabilities	(207)
Total assets	$13,529	Total liabilities	$(968)

As of December 31, 2018
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid expenses and other current assets	$19,023	Other current liabilities	$(340)
Other assets	1,514	Other long-term liabilities	(108)
Total assets	$20,537	Total liabilities	$(448)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of June 30, 2019, the Company expects amounts that are related to foreign exchange forward contracts designated as cash flow hedges under GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under GAAP on the Company’s condensed consolidated balance sheets:

	As of June 30, 2019
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$13,529	$—	$13,529	$(968)	$12,561
Total liabilities	$(968)	$—	$(968)	$968	$—

	As of December 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$20,537	$—	$20,537	$(448)	$20,089
Total liabilities	$(448)	$—	$(448)	$448	$—

I. Inventories
Inventories consisted of the following:

	As of June 30, 2019	As of December 31, 2018
	(in thousands)
Raw materials	$12,957	$9,677
Work-in-process	91,874	87,944
Finished goods	38,186	26,739
Total	$143,017	$124,360

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
San Diego Lease
In 2015, the Company entered into a lease agreement pursuant to which the Company leases approximately 170,000 square feet of office and laboratory space in San Diego, California for a term of 16 years. Base rent payments commenced in the second quarter of 2019, and will continue through May 2034. The Company utilizes this initial period as its lease term. The Company has an option to extend the lease term for up to two additional five-year terms. The Company placed this building in service in the second quarter of 2018.
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

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Operating lease cost	$2,629	$5,268
Finance lease cost
Amortization of leased assets	12,063	24,428
Interest on lease liabilities	13,375	26,824
Variable lease cost	6,036	12,798
Sublease income	(1,687)	(3,171)
Net lease cost	$32,416	$66,147

The Company’s variable lease cost during the three and six months ended June 30, 2019 primarily related to operating expenses, taxes and insurance associated with its finance leases. The Company’s sublease income during the three and six months ended June 30, 2019 primarily related to subleases for an insignificant portion of the Company’s corporate headquarters.
The Company’s leases are included on its condensed consolidated balance sheets as follows:

	As of June 30, 2019	As of December 31, 2018 ^
	(in thousands)
Finance leases
Property and equipment, net	$461,549	$640,952
Total finance lease assets	$461,549	$640,952

Capital lease obligations, current portion	$—	$9,817
Other current liabilities	37,047	5,271
Capital lease obligations, excluding current portion	—	19,658
Construction financing lease obligation, excluding current portion	—	561,892
Long-term finance lease liabilities	551,530	—
Total finance lease liabilities	$588,577	$596,638

Operating leases
Operating lease assets	$58,031	$—
Total operating lease assets	$58,031	$—

Other current liabilities	$7,941	$—
Long-term operating lease liabilities	60,433	—
Total operating lease liabilities	$68,374	$—
^ As reported in the Company’s 2018 Annual Report on Form 10-K.

Maturities of the Company’s finance and operating lease liabilities in accordance with ASC 842 as of June 30, 2019 were as follows:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Year	Finance Leases	Operating Leases	Total
	(in thousands)
Remainder of 2019	$39,157	$4,828	$43,985
2020	89,159	10,245	99,404
2021	87,525	8,528	96,053
2022	85,177	8,090	93,267
2023	84,253	8,005	92,258
Thereafter	513,206	45,729	558,935
Total lease payments	898,477	85,425	983,902
Less: amount representing interest	(309,900)	(17,051)	(326,951)
Present value of lease liabilities	$588,577	$68,374	$656,951

The weighted-average remaining lease terms and discount rates related to the Company’s leases were as follows:

As of June 30, 2019
Weighted-average remaining lease term (in years)
Finance leases	10.24
Operating leases	10.83

Weighted-average discount rate
Finance leases	9.10%
Operating leases	4.06%

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

As of December 31, 2018, the Company’s total sublease income to be received related to its facility leases was $6.2 million. During the three and six months ended June 30, 2018, rental expenses were $4.2 million and $8.8 million, respectively.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2018, the Company had outstanding capital leases totaling gross property and equipment of $94.8 million and accumulated depreciation of $34.0 million. The capital leases, which were related to equipment and leasehold improvements, bore interest at rates ranging from less than 1% to 6% per year. The Company’s capital lease amortization was included in depreciation expense during the three and six months ended June 30, 2018. The following table set forth the Company’s future minimum payments due under capital leases as of December 31, 2018:

Year	(in thousands)
2019	$10,770
2020	7,282
2021	5,649
2022	3,300
2023	1,974
Thereafter	3,085
Total payments	32,060
Less: amount representing interest	(2,585)
Present value of payments	$29,475

L. Stock-based Compensation Expense and Share Repurchase
Stock-based compensation expense
During the three and six months ended June 30, 2019 and 2018, the Company recognized the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Stock-based compensation expense by type of award:
Restricted stock and restricted stock units (including PSUs)	$60,966	$51,497	$124,476	$101,915
Stock options	26,160	28,591	54,316	54,646
ESPP share issuances	2,809	2,428	5,386	4,556
Stock-based compensation expense related to inventories	(248)	(80)	(700)	(545)
Total stock-based compensation included in costs and expenses	$89,687	$82,436	$183,478	$160,572

Stock-based compensation expense by line item:
Cost of sales	$1,503	$1,191	$2,841	$2,004
Research and development expenses	55,632	51,612	115,347	100,100
Sales, general and administrative expenses	32,552	29,633	65,290	58,468
Total stock-based compensation included in costs and expenses	89,687	82,436	183,478	160,572
Income tax effect	(26,118)	5,030	(65,642)	(16,829)
Total stock-based compensation included in costs and expenses, net of tax	$63,569	$87,466	$117,836	$143,743

The following table sets forth the Company’s unrecognized stock-based compensation expense as of June 30, 2019, by type of award and the weighted-average period over which that expense is expected to be recognized:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

	As of June 30, 2019
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Restricted stock and restricted stock units (including PSUs)	$408,282	2.37
Stock options	$164,006	2.69
ESPP share issuances	$6,364	0.62

The following table summarizes information about stock options outstanding and exercisable as of June 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$29.07–$40.00	204	1.67	$36.87	204	$36.87
$40.01–$60.00	401	2.96	$49.90	401	$49.90
$60.01–$80.00	305	4.87	$73.09	298	$73.02
$80.01–$100.00	2,367	6.65	$89.22	1,459	$89.74
$100.01–$120.00	616	5.60	$109.31	610	$109.26
$120.01–$140.00	746	6.14	$130.24	685	$130.31
$140.01–$160.00	1,245	8.59	$155.51	407	$155.39
$160.01–$180.00	523	8.14	$163.28	236	$163.59
$180.01–$189.38	1,787	9.38	$185.32	243	$184.18
Total	8,194	7.14	$126.39	4,543	$106.24

Share repurchase program
In January 2018, the Company’s Board of Directors approved a share repurchase program (the “2018 Share Repurchase Program”), pursuant to which the Company was authorized to repurchase up to $500.0 million of its common stock between February 1, 2018 and December 31, 2019. As of June 30, 2019, the Company had repurchased the entire $500.0 million it was authorized to repurchase of its common stock under the 2018 Share Repurchase Program. Under the 2018 Share Repurchase Program, the Company was authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases were made pursuant to Rule 10b5-1 plans or other means as determined by the Company’s management and in accordance with the requirements of the SEC.
During the six months ended June 30, 2019, the Company repurchased 832,186 shares of its common stock under the 2018 Share Repurchase Program for an aggregate of $150.0 million including commissions and fees. During the six months ended June 30, 2018, the Company repurchased 767,551 shares of its common stock under the 2018 Share Repurchase Program for an aggregate of $119.0 million including commissions and fees.
In July 2019, the Company’s Board of Directors approved a new share repurchase program, pursuant to which the Company is authorized to repurchase up to $500.0 million of its common stock between August 1, 2019 and December 31, 2020.
M. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. For the three and six months ended June 30, 2019, the Company recorded provisions for income taxes of $59.7 million and $111.2 million, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2019 is lower than the U.S. statutory rate primarily due to

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

excess tax benefits related to stock-based compensation and utilization of net operating losses to offset pre-tax operating income. The Company’s provision for income taxes in 2019 has increased compared to historical amounts due to the release of the Company’s valuation allowance on the majority of its net operating losses and other deferred tax assets as of December 31, 2018. Starting in 2019, the Company began recording a provision for income taxes on its pre-tax income using an estimated effective tax rate that approximates statutory rates. Due to the Company's ability to offset its pre-tax income against previously benefited net operating losses, it expects the majority of its tax provision to represent a non-cash expense until its net operating losses have been fully utilized.
During the three and six months ended June 30, 2018, the Company’s income taxes included excess tax benefits related to stock-based compensation, a provision for income taxes related to BioAxone’s income taxes and the Company’s U.S. state and foreign taxes.
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
The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements. As of June 30, 2019 and December 31, 2018, the Company had $27.5 million and $19.5 million, respectively, of gross unrecognized tax benefits, which would affect the Company’s tax rate if recognized. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. As of June 30, 2019, no significant interest or penalties were accrued. The Company did not recognize any material interest or penalties related to uncertain tax positions during the three and six months ended June 30, 2019 and 2018.
As of June 30, 2019, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries.
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
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of June 30, 2019 or December 31, 2018.
O. Additional Cash Flow Information
The cash, cash equivalents and restricted cash at the beginning and ending of each period presented in the Company’s condensed consolidated statements of cash flows consisted of the following:

	Six Months Ended June 30,
	2019		2018
	Beginning of period	End of period	Beginning of period	End of period
	(in thousands)
Cash and cash equivalents	$2,650,134	$3,294,684	$1,665,412	$2,145,359
Prepaid expenses and other current assets	4,910	6,962	2,114	8,709
Other assets	3,209	—	—	—
Cash, cash equivalents and restricted cash per statement of cash flows	$2,658,253	$3,301,646	$1,667,526	$2,154,068

Supplemental cash flow information related to the Company’s leases was as follows:

Six Months Ended June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,055
Operating cash flows from finance leases	$24,635
Financing cash flows from finance leases	$18,926

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—
Finance leases	$—

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We invest in scientific innovation to create transformative medicines for people with serious diseases. Our business is focused on developing and commercializing therapies for the treatment of cystic fibrosis, or CF, and advancing our research and development programs in other serious diseases. Our marketed products are SYMDEKO/SYMKEVI (tezacaftor in combination with ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor) and KALYDECO (ivacaftor), which are collectively approved to treat approximately half of the 75,000 CF patients in North America, Europe and Australia. Our triple combination regimen, if approved, would significantly increase the number of CF patients eligible for our products and could provide an improved treatment option for a majority of the patients currently eligible for our products.
In July 2019, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, for the triple combination of VX-445 (elexacaftor), tezacaftor and ivacaftor. We expect to submit a Marketing Authorization Application, or MAA, in Europe in the fourth quarter of 2019 for this triple combination regimen. These filings were based on positive data from Phase 3 clinical trials evaluating the triple combination of VX-445 (elexacaftor), tezacaftor and ivacaftor in patients 12 years of age or older (i) who have a copy of the F508del mutation in their CFTR gene and a second mutation that results in minimal CFTR function, whom we refer to as F508del/Min patients; and (ii) who have two copies of the F508del mutation, whom we refer to as F508del homozygous patients.
We also are progressing earlier-stage programs in alpha-1 antitrypsin deficiency, APOL1-mediated kidney diseases, beta thalassemia, sickle cell disease and pain. In addition, we recently enhanced our gene-editing capabilities by expanding our collaboration with CRISPR Therapeutics and acquiring Exonics Therapeutics in order to support the development of novel therapies for duchenne muscular dystrophy and myotonic dystrophy type 1.
Second quarter of 2019 Financial Highlights
Revenues
In the second quarter of 2019, our net product revenues continued to increase due to the approval of our third CF medicine, SYMDEKO/SYMKEVI, in 2018 and continued strong net product revenues from KALYDECO and ORKAMBI.

Expenses
In the second quarter of 2019, combined R&D and SG&A expenses increased by 13% from $474.8 million in the second quarter of 2018 to $535.6 million. In the second quarter of 2019, cost of sales was 14% of our net product revenues.
Balance Sheet
Increased balance sheet strength driven by earnings.

Business Highlights
Cystic Fibrosis

•	Announced final data from two Phase 3 clinical trials evaluating the triple combination of VX-445, tezacaftor and ivacaftor.

•	Submitted an NDA to the FDA for the triple combination of elexacaftor, tezacaftor, and ivacaftor.

•	Preparing an MAA submission in Europe for the triple combination of elexacaftor, tezacaftor, and ivacaftor for the fourth quarter of 2019.

•	Obtained approval for SYMDEKO in the United States for children 6 to 11 years of age.

•	Obtained approval for ORKAMBI in Australia for children 2 to 5 years of age.

•	Obtained approval for KALYDECO in Australia for children 12 to <24 months of age.

•	Enrollment ongoing in Phase 3 clinical trial evaluating elexacaftor, tezacaftor, and ivacaftor in children ages 6 to 11 years of age.

•	Evaluating the once-daily potentiator VX-561 in an ongoing Phase 2 dose-ranging clinical trial.

•	Evaluating the next-generation corrector, VX-121, in a once-daily triple combination with VX-561 and tezacaftor in an ongoing Phase 2 clinical trial.
Expanding Pipeline

•
We have completed our evaluation of single and multiple doses of VX-814, our first investigational molecule for the treatment of alpha-1 antitrypsin deficiency, or AAT. Based on safety, tolerability and pharmacokinetic data from this clinical trial, we plan to advance VX-814 into a Phase 2 dose-ranging clinical trial in AAT patients with two copies of the Z mutation.

•	Advanced VX-864, a second investigational small molecule corrector for the treatment of AAT, into Phase 1 clinical development.

•
Initiated a Phase 1 clinical trial to evaluate VX-147, our first investigational small molecule for the treatment of APOL1-mediated focal segmental glomerulosclerosis, or FSGS, and other serious kidney diseases.

•	With our collaborator CRISPR Therapeutics AG, dosed the first patient in a Phase 1/2 clinical trial of severe sickle cell disease using the novel gene-editing therapy CTX001.
Business Development

•	Expanded into duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1, through our expanded collaboration with CRISPR Therapeutics AG and our acquisition of Exonics Therapeutics.

•	Entered into strategic research and development collaboration with Kymera Therapeutics to advance small molecule protein degraders against multiple targets.

Transition
In July 2019, we announced that effective April 1, 2020, Dr. Jeffrey Leiden will transition to the role of Executive Chairman and Dr. Reshma Kewalramani will be appointed as our new Chief Executive Officer and President.
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
Strategic Transactions
In-License Agreements
We have entered into collaborations with biotechnology and pharmaceutical companies in order to acquire rights or to license drug candidates or technologies that enhance our pipeline and/or our research capabilities. Over the last several years, we entered into collaboration agreements with:

•
CRISPR Therapeutics AG and its affiliates, or CRISPR, pursuant to which we have been collaborating since 2015 on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene-editing technology. In the third quarter of 2019, we obtained the exclusive worldwide rights to CRISPR’s intellectual property for DMD and DM1 gene-editing products through a new agreement with CRISPR.

•	Kymera Therapeutics, or Kymera, pursuant to which we are looking to advance small molecule protein degraders against multiple targets.

•	Arbor Biotechnologies, Inc., or Arbor, pursuant to which we are collaborating on the discovery of novel proteins, including DNA endonucleases, to advance the development of new gene-editing therapies.
Generally, when we in-license a technology or drug candidate, we make upfront payments to the collaborator, assume the costs of the program and agree to make contingent payments, which could consist of milestone, royalty and option payments. Most of these collaboration payments are expensed as research and development expenses; however, depending on many factors, including the structure of the collaboration, the significance of the drug candidate that we license to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly.
Certain of our collaborators, including BioAxone Biosciences, Inc., or BioAxone, have historically been accounted for as variable interest entities, or VIEs, and historically have been included in our consolidated financial statements due to: (i) the significance of the respective licensed programs to our collaborator as a whole, (ii) our power to control the significant activities of the entities under each collaboration, and (iii) our obligation to absorb losses and right to receive benefits that potentially could have been significant. In the fourth quarter of 2018, we determined that the above conditions were no longer satisfied with respect to BioAxone. As a result, we deconsolidated BioAxone from our consolidated financial statements.
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
Acquisitions
We have acquired assets or entities in order to acquire drug candidates or technologies that enhance our pipeline and/or our research capabilities. In the third quarter of 2019, we acquired Exonics Therapeutics, or Exonics, a privately-held company focused on creating gene-editing therapies to repair mutations that cause DMD and other severe neuromuscular diseases, including DM1.
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
Strategic Investments
In connection with our business development activities, we have periodically made equity investments in our collaborators. As of June 30, 2019 and December 31, 2018, we held strategic equity investments in CRISPR and Moderna, both public companies, as well as certain private companies, and we may make additional strategic equity investments in the future. While we invest the majority of our cash, cash equivalents and marketable securities in instruments that meet specific credit quality standards and limit our exposure to any one issue or type of instrument, our strategic investments are maintained and managed separately from our other cash, cash equivalents and marketable securities. Any changes in the fair value of equity investments with readily determinable fair values (including publicly traded securities such as CRISPR and Moderna) are recorded to other income (expense), net in our condensed consolidated statement of operations. For equity investments without readily determinable fair values (including private equity investments), each reporting period we are required to re-evaluate the carrying value of the investment, which may result in other income (expense).
In the first half of 2019 and 2018, we recorded within other income (expense), unrealized gains of $100.1 million and $149.4 million, respectively, related to increases in the fair value of our strategic investments, which were included in our net income attributable to Vertex. To the extent that we continue to hold strategic investments, particularly strategic investments in publicly traded companies, we will record other income (expense) related to these strategic investments on a quarterly basis. Due to the high volatility of stocks in the biotechnology industry, we expect the value of these strategic investments to fluctuate and that the increases or decreases in the fair value of these strategic investments will continue to have material impacts on our net income (expense) and our profitability on a quarterly and/or annual basis.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Revenues	$941,293	$752,157	$189,136	25%	$1,799,728	$1,392,956	$406,772	29%
Operating costs and expenses	671,333	579,279	92,054	16%	1,252,960	1,091,177	161,783	15%
Other non-operating income, net	57,178	44,823	12,355	28%	100,535	113,526	(12,991)	(11)%
Provision for (benefit from) income taxes	59,711	10,341	**	**	111,245	(2,318)	**	**
Net income attributable to Vertex	$267,427	$207,360	$60,067	29%	$536,058	$417,623	$118,435	28%

Net income per diluted share attributable to Vertex common shareholders	$1.03	$0.80			$2.06	$1.61
Diluted shares used in per share calculations	259,822	258,584			260,015	258,557
							** Not meaningful
Net Income Attributable to Vertex
Net income attributable to Vertex was $267.4 million in the second quarter of 2019 as compared to net income attributable to Vertex of $207.4 million in the second quarter of 2018. Our total revenues increased in the second quarter of 2019 as compared to the second quarter of 2018 due to a $190.5 million increase in net product revenues. The increase in operating costs and expenses in the second quarter of 2019 as compared to the second quarter of 2018 was due to increased cost of sales associated with our increasing net product revenues and expenses related to a $50.0 million upfront payment we made in the second quarter of 2019 pursuant to our collaboration agreement with Kymera, which is included in research expenses.
Net income attributable to Vertex was $536.1 million in the first half of 2019 as compared to net income attributable to Vertex of $417.6 million in the first half of 2018. Our total revenues increased in the first half of 2019 as compared to the first half of 2018 due to a $410.0 million increase in net product revenues. The increase in operating costs and expenses in the first half of 2019 as compared to the first half of 2018 was primarily due to increased cost of sales associated with our increasing net product revenues, expenses related to a $50.0 million upfront payment we made in the second quarter of 2019 pursuant to our collaboration agreement with Kymera, which is included in research expenses, and increases in our sales, general and administrative expenses.
Other non-operating income, net in the second quarter and first half of 2019 and the second quarter and first half of 2018 primarily related to total unrealized gains associated with increases in the fair value of our strategic investments.
In the first quarter of 2019, we began recording a provision for income taxes based primarily on our pre-tax income using an estimated effective tax rate that approximates statutory rates resulting in a provision for income taxes of $59.7 million and $111.2 million for the second quarter and first half of 2019, respectively. Due to our ability to offset our pre-tax income against previously benefited net operating losses, the majority of our tax provision in 2019 is a non-cash expense. In the second quarter and first half of 2018, we did not record a similar provision for income taxes based on our pre-tax income because we did not release our tax valuation allowance until the fourth quarter of 2018.
Earnings Per Share
Diluted net income per share attributable to Vertex common shareholders was $1.03 in the second quarter of 2019 as compared to diluted net income per share attributable to Vertex common shareholders of $0.80 in the second quarter of 2018.
Diluted net income per share attributable to Vertex common shareholders was $2.06 in the first half of 2019 as compared to diluted net income per share attributable to Vertex common shareholders of $1.61 in the first half of 2018.

Revenues

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Product revenues, net	$940,380	$749,912	$190,468	25%	$1,797,633	$1,387,641	$409,992	30%
Collaborative and royalty revenues	913	2,245	(1,332)	(59)%	2,095	5,315	(3,220)	(61)%
Total revenues	$941,293	$752,157	$189,136	25%	$1,799,728	$1,392,956	$406,772	29%
Product Revenues, Net

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
SYMDEKO/SYMKEVI	$361,832	$185,558	$176,274	95%	$682,107	$219,682	$462,425	210%
ORKAMBI	316,441	311,261	5,180	2%	609,448	665,327	(55,879)	(8)%
KALYDECO	262,107	253,093	9,014	4%	506,078	502,632	3,446	1%
Total product revenues, net	$940,380	$749,912	$190,468	25%	$1,797,633	$1,387,641	$409,992	30%
In the second quarter and first half of 2019, our net product revenues increased by $190.5 million and $410.0 million, respectively, as compared to the second quarter and first half of 2018. The increase in net product revenues was primarily due to the increasing number of patients being treated with SYMDEKO/SYMKEVI in both the United States and European Union. The growth of our net product revenues is dependent on, if, and when, we obtain additional reimbursement agreements for our medicines in ex-U.S. markets, particularly in the United Kingdom and France, and if we obtain additional regulatory approvals, including, in particular, potential approval for the triple combination of VX-445 (elexacaftor), tezacaftor and ivacaftor.
SYMDEKO/SYMKEVI
SYMDEKO/SYMKEVI net product revenues were $361.8 million and $682.1 million in the second quarter and first half of 2019, respectively, as compared to $185.6 million and $219.7 million in the second quarter and first half of 2018, respectively. SYMDEKO was approved by the FDA in February 2018 and SYMKEVI was approved in the European Union in November 2018. In the second quarter and first half of 2019, SYMDEKO/SYMKEVI net product revenues were $46.1 million and $77.7 million, respectively, in ex-U.S. markets. We expect SYMDEKO/SYMKEVI net product revenues to continue to increase for the remainder of 2019.
ORKAMBI
We have continued to increase the number patients eligible for ORKAMBI through label expansions and additional ex-U.S. reimbursement arrangements. These increases in eligible patients have partially offset the negative effect on ORKAMBI net product revenues resulting from a portion of the patients who were being treated with ORKAMBI switching to SYMDEKO/SYMKEVI. Due primarily to patients switching from ORKAMBI to SYMDEKO in the United States, ORKAMBI net product revenues decreased by 8% in the first half of 2019 as compared to the first half of 2018. In the second quarter and first half of 2019, ORKAMBI net product revenues were $316.4 million and $609.4 million, respectively, including $98.3 million and $189.5 million, respectively, of net product revenues from ex-U.S. markets, compared to ORKAMBI net product revenues of $311.3 million and $665.3 million in the second quarter and first half of 2018, respectively, including $75.7 million and $147.5 million, respectively, of net product revenues from ex-U.S. markets. We have received significant cash and recognized limited net product revenues to date on sales of ORKAMBI supplied under early access programs in France due to ongoing pricing discussions regarding the reimbursement rate for ORKAMBI. Please refer to Note B, “Revenue Recognition,” for a discussion of our accounting treatment for our early access program for ORKAMBI in France.
KALYDECO
In the second quarter and first half of 2019, KALYDECO net product revenues were $262.1 million and $506.1 million, respectively, including $96.3 million and $190.9 million, respectively, of net product revenues from ex-U.S. markets, compared to KALYDECO net product revenues of $253.1 million and $502.6 million in the second quarter and first half of 2018, respectively, including $91.6 million and $177.8 million, respectively, of net product revenues from ex-U.S. markets. KALYDECO net product revenues were similar in the second quarter and first half of 2019 to the second quarter and first half of 2018 due to additional patients being treated with KALYDECO as we completed reimbursement discussions in various ex-U.S. jurisdictions and increased the number of patients eligible to receive KALYDECO through label expansions, offset by a portion of the patients who were being treated with KALYDECO switching to SYMDEKO in the United States.
Collaborative and Royalty Revenues
Our collaborative and royalty revenues were $0.9 million and $2.1 million in the second quarter and first half of 2019, respectively, as compared to $2.2 million and $5.3 million in the second quarter and first half of 2018, respectively. Our collaborative revenues have historically fluctuated significantly from one period to another and may continue to fluctuate in the future. Our future royalty revenues will be dependent on if, and when, our collaborators, including Janssen and Merck KGaA, Darmstadt, Germany are able to successfully develop drug candidates that we have out-licensed to them.
Operating Costs and Expenses

`	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Cost of sales	$135,740	$104,382	$31,358	30%	$230,832	$175,995	$54,837	31%
Research and development expenses	379,091	337,532	41,559	12%	718,581	648,085	70,496	11%
Sales, general and administrative expenses	156,502	137,303	19,199	14%	303,547	267,111	36,436	14%
Restructuring expense (income)	—	62	(62)	**	—	(14)	14	**
Total costs and expenses	$671,333	$579,279	$92,054	16%	$1,252,960	$1,091,177	$161,783	15%

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
Over the last several years, our cost of sales has been increasing primarily due to increased net product revenues. Our cost of sales as a percentage of our net product revenues was approximately 14% in each of the second quarter of 2018 and 2019. Our cost of sales as a percentage of our net product revenues was approximately 13% in each of the first half of 2018 and 2019. In the second half of 2019, we expect our total cost of sales to be similar to our cost of sales as a percentage of total net product revenues in the second quarter of 2019.
Research and Development Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Research expenses	$144,628	$86,013	$58,615	68%	$235,091	$163,955	$71,136	43%
Development expenses	234,463	251,519	(17,056)	(7)%	483,490	484,130	(640)	—%
Total research and development expenses	$379,091	$337,532	$41,559	12%	$718,581	$648,085	$70,496	11%
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

Since January 2017, we have incurred approximately $3.5 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2018 and the first half of 2019, costs related to our CF programs represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. Until we have data from Phase 3 clinical trials, we cannot make a meaningful estimate regarding when, or if, a clinical development program will generate revenues and cash flows. We submitted an NDA to the FDA for the triple combination of elexacaftor, tezacaftor and ivacaftor in the third quarter of 2019 and we plan to submit an MAA to the EMA in the fourth quarter of 2019 for this triple combination.
Research Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$22,498	$21,245	$1,253	6%	$46,877	$45,333	$1,544	3%
Stock-based compensation expense	17,138	16,281	857	5%	34,673	31,041	3,632	12%
Outsourced services and other direct expenses	27,622	25,048	2,574	10%	50,986	43,861	7,125	16%
Collaboration and asset acquisition payments	52,200	2,251	49,949	**	52,200	2,559	49,641	**
Infrastructure costs	25,170	21,188	3,982	19%	50,355	41,161	9,194	22%
Total research expenses	$144,628	$86,013	$58,615	68%	$235,091	$163,955	$71,136	43%

							** Not meaningful
We expect to continue to invest in our research programs with a focus on identifying drug candidates with the goal of creating transformative medicines for serious diseases. Our research expenses increased by 68% in the second quarter of 2019 as compared to the second quarter of 2018 and increased by 43% in the first half of 2019 as compared to the first half of 2018, primarily as a result of a $50.0 million upfront payment to Kymera in the second quarter of 2019, as well as expenses related to additional headcount in our research organization and increased infrastructure costs. Our research expenses have been affected, and are expected to continue to be affected, by research expenses associated with our business development activities. We completed the expansion of our collaboration with CRISPR related to DMD and DM1 in July 2019, and we expect to incur $175.0 million of research expenses associated with this collaboration in the third quarter of 2019.

Development Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)
Development Expenses:
Salary and benefits	$58,195	$53,789	$4,406	8%	$118,702	$110,791	$7,911	7%
Stock-based compensation expense	38,494	35,331	3,163	9%	80,674	69,059	11,615	17%
Outsourced services and other direct expenses	88,255	115,498	(27,243)	(24)%	178,129	214,690	(36,561)	(17)%
Collaboration and asset acquisition payments	190	—	190	**	5,440	250	5,190	**
Drug supply costs	5,446	11,292	(5,846)	(52)%	13,340	19,713	(6,373)	(32)%
Infrastructure costs	43,883	35,609	8,274	23%	87,205	69,627	17,578	25%
Total development expenses	$234,463	$251,519	$(17,056)	(7)%	$483,490	$484,130	$(640)	—%

							** Not meaningful
Our development expenses decreased by 7% in the second quarter of 2019 as compared to the second quarter of 2018 and were similar in the first half of 2019 and the first half of 2018, primarily due to decreases in expenses related to our CF programs offset by increased headcount to support our advancing pipeline and increased infrastructure costs.
Sales, General and Administrative Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$156,502	$137,303	$19,199	14%	$303,547	$267,111	$36,436	14%
Sales, general and administrative expenses increased by 14% in the second quarter of 2019 as compared to the second quarter of 2018 and increased by 14% in the first half of 2019 as compared to the first half of 2018, primarily due to increased global support for our medicines and incremental investment to support the potential launch of our triple combination regimen.
Other Non-Operating Income, Net
Interest Income
Interest income was $18.1 million and $33.7 million in the second quarter and first half of 2019, respectively, compared to $8.0 million and $13.8 million in the second quarter and first half of 2018, respectively. The increase in interest income in the second quarter and first half of 2019 as compared to the second quarter and first half of 2018 was primarily due to an increase in our cash equivalents and marketable securities and prevailing market interest rates. Our future interest income will be dependent on the amount of, and prevailing market interest rates on, our outstanding cash equivalents and marketable securities.
Interest Expense
Interest expense was $14.8 million and $29.7 million in the second quarter and first half of 2019, respectively, compared to $18.2 million and $35.0 million in the second quarter and first half of 2018, respectively. The majority of our interest expense in these periods was related to imputed interest expense associated with our leased corporate headquarters in Boston and our research site in San Diego. On January 1, 2019, we adopted ASC 842, Leases, which resulted in a reduction in our imputed interest expense associated with these leases in the second quarter and first half of 2019 as compared to the second quarter and first half of 2018. We expect similar reductions in our imputed interest expense associated with these leases in the initial years subsequent to the adoption of this accounting guidance as compared to the amounts that were recorded in accordance with the previously applicable guidance. In addition to the updated accounting guidance, our future interest expense will also be dependent on whether, and to what extent, we reborrow amounts under our credit facility.

Other Income, Net
Other income, net was $53.9 million and $96.5 million in the second quarter and first half of 2019, respectively, compared to $53.8 million and $150.7 million in the second quarter and first half of 2018, respectively. Our other income in these periods is primarily related to increases in the fair value of our strategic investments. The value of these strategic investments has fluctuated significantly in the past, including decreasing significantly in the second half of 2018. In future periods, we expect our other income (expense), net to fluctuate based on increases or decreases in the fair value of our strategic investments.
Noncontrolling Interest
The net income attributable to noncontrolling interest recorded on our condensed consolidated statements of operations reflects our VIE’s net (income) loss for the reporting period adjusted for any changes in the noncontrolling interest holders’ claim to net assets, including contingent milestone, royalty and option payments.
As of December 31, 2018, we deconsolidated BioAxone and had no noncontrolling interest in the second quarter and first half of 2019 as a result. In the second quarter and first half of 2018, we recorded a net loss attributable to noncontrolling interest of $1.1 million and net income attributable to noncontrolling interest of $15.9 million, respectively. The net income attributable to noncontrolling interest for the first half of 2018 was primarily related to a $24.0 million increase in the fair value of the contingent payments payable by us to BioAxone partially offset by an associated benefit from income taxes in the first quarter of 2018. The increase in the fair value of contingent payments was primarily due to the expiration of an option held by us to purchase BioAxone that resulted in our election to continue our license for VX-210, which increased the probability that additional milestone and royalty payments related to the license for VX-210 would be paid.
Income Taxes
In the second quarter of 2019, we recorded a provision for income taxes of $59.7 million as compared to a provision for income taxes of $10.3 million in the second quarter of 2018. In the first half of 2019, we recorded a provision for income taxes of $111.2 million as compared to a benefit from income taxes of $2.3 million in the first half of 2018. Our effective tax rate for the first half of 2019 is lower than the U.S. statutory rate primarily due to excess tax benefits related to stock-based compensation and utilization of net operating losses to offset pre-tax operating income. The change in our provision for income taxes in the first half of 2019 compared to the first half of 2018 was primarily due to the release of our valuation allowance on the majority of our net operating losses and other deferred tax assets in the fourth quarter of 2018. Starting in 2019, we began recording a provision for income taxes on our pre-tax income using an estimated effective tax rate that approximates statutory rates. Due to our ability to offset our pre-tax income against previously benefited net operating losses, we expect the majority of our tax provision to represent a non-cash expense until our net operating losses have been fully utilized.
The provision for income taxes in the second quarter of 2018 and benefit from income taxes for the first half of 2018 primarily related to excess tax benefits associated with stock-based compensation, a provision for income taxes attributable to noncontrolling interest and our U.S. state and foreign taxes.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,	Increase/(Decrease)
	2019	2018	$	%
	(in thousands)
Cash, cash equivalents and marketable securities	$3,951,222	$3,168,242	$782,980	25%
Working Capital
Total current assets	4,710,968	3,843,109	867,859	23%
Total current liabilities	(1,259,220)	(1,120,292)	138,928	12%
Total working capital	$3,451,748	$2,722,817	$728,931	27%
As of June 30, 2019, total working capital was $3.5 billion, which represented an increase of $729 million from $2.7 billion as of December 31, 2018. The most significant items that increased total working capital in the first half of 2019 were $788.5 million of cash provided by operations, a $100.1 million increase in the fair value of our strategic investments and $114.1 million of cash received from issuances of common stock under our employee benefit plans partially offset by $155.8 million of cash used to repurchase shares of our common stock and expenditures for property and equipment of $34.4 million.
Sources of Liquidity
As of June 30, 2019, we had cash, cash equivalents and marketable securities of $4.0 billion, which represented an increase of $783 million from $3.2 billion as of December 31, 2018. We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity. We are receiving cash flows from sales of SYMDEKO/SYMKEVI, ORKAMBI and KALYDECO. Future cash flows will be dependent on, among other things, the timing of and our ability to complete reimbursement discussions in certain European countries and, if and when, we obtain approval for a triple combination regimen.
We may borrow up to $500.0 million pursuant to a revolving credit facility that we entered into in 2016. We may repay and reborrow amounts under the revolving credit agreement without penalty. Subject to certain conditions, we may request that the borrowing capacity under this credit agreement be increased by an additional $300.0 million.
In the first half of 2019, we received significant proceeds from the issuance of common stock under our employee benefit plans, but the amount and timing of future proceeds from employee benefits plans is uncertain. Since the beginning of 2018, the value of our strategic investment in CRISPR has fluctuated significantly on a quarterly basis. The future value of our strategic investments, including our investments in CRISPR and Moderna, is uncertain. Other possible sources of future liquidity include strategic collaborative agreements that include research and/or development funding, commercial debt, public and private offerings of our equity and debt securities, development milestones and royalties on sales of products, software and equipment leases, strategic sales of assets or businesses and financial transactions. Negative covenants in our credit agreement may prohibit or limit our ability to access these sources of liquidity.
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

In addition,

•
Once we conclude our ongoing pricing discussions with the French government, we expect we will be required to repay a portion of the amounts we have collected under ORKAMBI early access programs in France to the French government based on the difference between the invoiced price of ORKAMBI and the final price for ORKAMBI in France.

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

•
In June 2019, we entered into the collaboration agreement with CRISPR for DMD and DM1 and we entered into the agreement to acquire Exonics. In July 2019, in connection with the closings of these transactions, we paid CRISPR a $175.0 million upfront payment and we paid Exonics’ equity holders approximately $245.0 million.

•	To the extent we borrow amounts under the credit agreement we entered into in October 2016, we would be required to repay any outstanding principal amounts in 2021.
In January 2018, we announced a share repurchase program to repurchase up to $500.0 million of shares of our common stock through December 31, 2019. As of June 30, 2019, we had repurchased the entire $500.0 million of our common stock that was authorized under share repurchase program. In July 2019, we announced a new share repurchase program, pursuant to which we are authorized to repurchase up to $500.0 million of our common stock between August 1, 2019 and December 31, 2020.

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
CONTRACTUAL COMMITMENTS AND OBLIGATIONS
Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission, or SEC, on February 13, 2019. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K other than (i) additional potential future milestone and royalty payments upon the achievement of pre-established developmental and regulatory targets and/or commercial targets pursuant to business development transactions that we entered into in the first half of 2019 and (ii) an aggregate of approximately $420.0 million in payments we made to CRISPR and shareholders of Exonics in connection with business development transactions that closed in July 2019.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the six months ended June 30, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 13, 2019.
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
In 2016, we entered into a credit agreement. Loans under the credit agreement bear interest, at our option, at either a base rate or a Eurodollar rate, in each case plus an applicable margin. The applicable margin on base rate loans ranges from 0.75% to 1.50% and the applicable margin on Eurodollar loans ranges from 1.75% to 2.50%, in each case, based on our consolidated leverage ratio (as defined in the credit agreement). We do not believe that changes in interest rates related to the credit agreement would have a material effect on our financial statements. As of June 30, 2019, we had no principal or interest outstanding. A portion of our “Interest expense” in 2019 will be dependent on whether, and to what extent, we reborrow amounts under the existing facility.
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
We have a foreign currency management program with the objective of reducing the effect of exchange rate fluctuations on our operating results and forecasted revenues and expenses denominated in foreign currencies. We currently have cash flow hedges for the Euro, British Pound, Canadian Dollar and Australian Dollar related to a portion of our forecasted product revenues that qualify for hedge accounting treatment under U.S. GAAP. We do not seek hedge accounting treatment for our foreign currency forward contracts related to monetary assets and liabilities that impact our operating results. As of June 30, 2019, we held foreign exchange forward contracts that were designated as cash flow hedges with notional amounts totaling $639.0 million and had a net fair value of $12.6 million recorded on our condensed consolidated balance sheet.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in exchange rates. Assuming that the June 30, 2019 exchange rates were to change by a hypothetical 10%, the fair value recorded on our condensed consolidated balance sheet related to our foreign exchange forward contracts that were designated as cash flow hedges as of June 30, 2019 would change by approximately $63.9 million. However, since these contracts hedge a specific portion of our forecasted product revenues denominated in certain foreign currencies, any change in the fair value of these contracts is recorded in “Accumulated other comprehensive (loss) income” on our condensed consolidated balance sheet and is reclassified to earnings in the same periods during which the underlying product revenues affect earnings. Therefore, any change in the fair value of these contracts that would result from a hypothetical 10% change in exchange rates would be entirely offset by the change in value associated with the underlying hedged product revenues resulting in no impact on our future anticipated earnings and cash flows with respect to the hedged portion of our forecasted product revenues.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, as of June 30, 2019 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

•
our expectations regarding clinical trials, development timelines and regulatory authority filings and submissions for ivacaftor, lumacaftor, tezacaftor, elexacaftor, and the timelines for regulatory filings for our triple combination regimen;

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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
We had a share repurchase program (the “2018 Share Repurchase Program”), announced in January 2018, under which we were authorized to repurchase up to $500.0 million of our common stock by December 31, 2019. As of March 31, 2019, we had repurchased $448.0 million of common stock under the 2018 Share Repurchase Program and, as of June 30, 2019, had repurchased the entire $500.0 million of our common stock that was authorized under the 2018 Share Repurchase Program. The table set forth below shows repurchases of securities by us during the three months ended June 30, 2019; including shares repurchased under our 2018 Share Repurchase Program and a small number of restricted shares repurchased by us from employees pursuant to our equity programs. In July 2019, our Board of Directors approved a new share repurchase program, pursuant to which we are authorized to repurchase up to $500.0 million of our common stock between August 1, 2019 and December 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
April 1, 2019 to April 30, 2019	296,434	$175.43	295,168	$—
May 1, 2019 to May 31, 2019	2,272	$0.01	—	$—
June 1, 2019 to June 30, 2019	480	$0.01	—	$—
Total	299,186	$173.82	295,168	$—
(1)Consists of 295,168 shares repurchased pursuant to our share repurchase program (described in footnote 2 below) at an average price per share of $176.19 and 4,018 restricted shares repurchased for $0.01 per share from our employees pursuant to our equity plans. While we have restricted shares that are continuing to vest under our equity plans that are subject to repurchase rights upon termination of service, we have transitioned our equity program to granting restricted stock units. Unvested restricted stock units are forfeited upon termination of service and do not result in an issuer repurchase that would be reflected in this table.
(2)Under our share repurchase program that was completed in the second quarter of 2019 and the new share repurchase program that we established in the third quarter of 2019, we are authorized to purchase shares from time to time through open market or privately negotiated transactions and such purchases may be made pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the Securities and Exchange Commission. The approximate dollar value of shares that may yet be repurchased is based solely on shares that may be repurchased under the share repurchase program and excludes any shares that may be repurchased under our employee equity programs. The preceding table does not reflect the $500 million value of shares that may be purchased under the new share repurchase program because this program was not authorized until the third quarter of 2019.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1
Agreement and Plan of Merger, dated as of June 6, 2019, among Vertex Pharmaceuticals Incorporated, VXP Merger Sub, Inc., Exonics Therapeutics, Inc. and Shareholder Representative Services LLC, solely in its Capacity as Shareholders’ Representative, as amended by the Amendment to Agreement and Plan of Merger, dated as of June 12, 2019, among Vertex Pharmaceuticals Incorporated, VXP Merger Sub, Inc., Exonics Therapeutics, Inc. and Shareholder Representative Services LLC, solely in its Capacity as Shareholders’ Representative

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

Vertex Pharmaceuticals Incorporated

August 1, 2019	By:	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Chief Financial Officer (principal financial officer and duly authorized officer)