Form 10-Q
period 2019-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2019-10-31
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	257,149,588	Outstanding at October 18, 2019

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

“We,” “us,” “Vertex” and the “Company” as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.
“Vertex,” “KALYDECO®,” “ORKAMBI®,” “SYMDEKO®,” and “SYMKEVI®” are registered trademarks of Vertex. The trademark for “TRIKAFTATM” is pending in the United States and registered in the European Union. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.
We use the brand name for our products when we refer to the product that has been approved and with respect to the indications on the approved label. Otherwise, including in discussions of our cystic fibrosis development programs, we refer to our compounds by their scientific (or generic) name or VX developmental designation.

Part I. Financial Information
Item 1.  Financial Statements

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product revenues, net	$949,828	$782,511	$2,747,461	$2,170,152
Collaborative and royalty revenues	—	2,024	2,095	7,339
Total revenues	949,828	784,535	2,749,556	2,177,491
Costs and expenses:
Cost of sales	131,914	111,255	362,746	287,250
Research and development expenses	555,948	330,510	1,274,529	978,595
Sales, general and administrative expenses	159,674	137,295	463,221	404,406
Change in fair value of contingent consideration	2,959	—	2,959	—
Restructuring income	—	(174)	—	(188)
Total costs and expenses	850,495	578,886	2,103,455	1,670,063
Income from operations	99,333	205,649	646,101	507,428
Interest income	17,628	10,543	51,319	24,381
Interest expense	(14,548)	(18,686)	(44,253)	(53,727)
Other (expense) income, net	(31,747)	(60,995)	64,802	89,662
Income before provision for income taxes	70,666	136,511	717,969	567,744
Provision for income taxes	13,148	8,055	124,393	5,737
Net income	57,518	128,456	593,576	562,007
Loss (income) attributable to noncontrolling interest	—	290	—	(15,638)
Net income attributable to Vertex	$57,518	$128,746	$593,576	$546,369

Amounts per share attributable to Vertex common shareholders:
Net income:
Basic	$0.22	$0.51	$2.32	$2.15
Diluted	$0.22	$0.50	$2.28	$2.11
Shares used in per share calculations:
Basic	256,946	254,905	256,289	254,096
Diluted	260,473	259,788	260,182	258,972
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$57,518	$128,456	$593,576	$562,007
Changes in other comprehensive income:
Unrealized holding gains on marketable securities, net	64	224	1,111	137
Unrealized gains on foreign currency forward contracts, net of tax of $2.2 million, zero, $5.5 million and $0.5 million, respectively	12,812	4,029	6,814	29,062
Foreign currency translation adjustment	9,172	659	10,263	6,800
Total changes in other comprehensive income	22,048	4,912	18,188	35,999
Comprehensive income	79,566	133,368	611,764	598,006
Comprehensive loss (income) attributable to noncontrolling interest	—	290	—	(15,638)
Comprehensive income attributable to Vertex	$79,566	$133,658	$611,764	$582,368
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,397,941	$2,650,134
Marketable securities	598,390	518,108
Accounts receivable, net	443,315	409,688
Inventories	162,306	124,360
Prepaid expenses and other current assets	175,142	140,819
Total current assets	4,777,094	3,843,109
Property and equipment, net	733,509	812,005
Goodwill	447,525	50,384
Deferred tax assets	1,415,511	1,499,672
Operating lease assets	60,929	—
Other assets	79,985	40,728
Total assets	$7,514,553	$6,245,898
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$92,528	$110,987
Accrued expenses	1,173,783	958,899
Other current liabilities	122,583	50,406
Total current liabilities	1,388,894	1,120,292
Long-term finance lease liabilities	541,561	581,550
Long-term operating lease liabilities	62,978	—
Long-term advance from collaborator	85,084	82,573
Long-term contingent consideration	175,000	—
Other long-term liabilities	7,642	26,280
Total liabilities	2,261,159	1,810,695
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 257,265 and 255,172 shares issued and outstanding, respectively	2,571	2,546
Additional paid-in capital	7,668,188	7,421,476
Accumulated other comprehensive income	18,847	659
Accumulated deficit	(2,436,212)	(2,989,478)
Total shareholders’ equity	5,253,394	4,435,203
Total liabilities and shareholders’ equity	$7,514,553	$6,245,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest
(unaudited)
(in thousands)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2018	254,883	$2,542	$7,357,042	$(4,605)	$(4,668,751)	$2,686,228	$28,655	$2,714,883
Other comprehensive income, net of tax	—	—	—	4,912	—	4,912	—	4,912
Net income (loss)	—	—	—	—	128,746	128,746	(290)	128,456
Repurchase of common stock	(515)	(5)	(91,999)	—	—	(92,004)	—	(92,004)
Issuance of common stock under benefit plans	1,243	14	92,779	—	—	92,793	—	92,793
Stock-based compensation expense	—	—	85,441	—	—	85,441	—	85,441
Balance at September 30, 2018	255,611	$2,551	$7,443,263	$307	$(4,540,005)	$2,906,116	$28,365	$2,934,481

Balance at June 30, 2019	256,671	$2,565	$7,564,331	$(3,201)	$(2,493,730)	$5,069,965	$—	$5,069,965
Other comprehensive income, net of tax	—	—	—	22,048	—	22,048	—	22,048
Net income	—	—	—	—	57,518	57,518	—	57,518
Repurchases of common stock	(71)	—	(12,105)	—	—	(12,105)	—	(12,105)
Issuance of common stock under benefit plans	665	6	30,006	—	—	30,012	—	30,012
Stock-based compensation expense	—	—	85,956	—	—	85,956	—	85,956
Balance at September 30, 2019	257,265	$2,571	$7,668,188	$18,847	$(2,436,212)	$5,253,394	$—	$5,253,394

	Nine Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2017	253,253	$2,512	$7,157,362	$(11,572)	$(5,119,723)	$2,028,579	$13,727	$2,042,306
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	(24,120)	33,349	9,229	—	9,229
Other comprehensive income, net of tax	—	—	—	35,999	—	35,999	—	35,999
Net income	—	—	—	—	546,369	546,369	15,638	562,007
Repurchase of common stock	(1,283)	(13)	(211,025)	—	—	(211,038)	—	(211,038)
Issuance of common stock under benefit plans	3,641	52	250,368	—	—	250,420	—	250,420
Stock-based compensation expense	—	—	246,558	—	—	246,558	—	246,558
Other VIE activity	—	—	—	—	—	—	(1,000)	(1,000)
Balance at September 30, 2018	255,611	$2,551	$7,443,263	$307	$(4,540,005)	$2,906,116	$28,365	$2,934,481

Balance at December 31, 2018	255,172	$2,546	$7,421,476	$659	$(2,989,478)	$4,435,203	$—	$4,435,203
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	—	(40,310)	(40,310)	—	(40,310)
Other comprehensive income, net of tax	—	—	—	18,188	—	18,188	—	18,188
Net income	—	—	—	—	593,576	593,576	—	593,576
Repurchases of common stock	(931)	(9)	(167,945)	—	—	(167,954)	—	(167,954)
Issuance of common stock under benefit plans	3,024	34	144,523	—	—	144,557	—	144,557
Stock-based compensation expense	—	—	270,134	—	—	270,134	—	270,134
Balance at September 30, 2019	257,265	$2,571	$7,668,188	$18,847	$(2,436,212)	$5,253,394	$—	$5,253,394
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$593,576	$562,007
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	268,898	246,104
Depreciation expense	80,685	53,594
Change in fair value of contingent consideration	2,959	—
Write-downs of inventories to net realizable value	8,650	13,089
Deferred income taxes	94,175	3,595
Unrealized gains on equity securities	(68,862)	(88,217)
Other non-cash items, net	(12,674)	10,701
Changes in operating assets and liabilities:
Accounts receivable, net	(41,444)	(75,167)
Inventories	(45,280)	(24,461)
Prepaid expenses and other assets	(23,709)	31,797
Accounts payable	(12,210)	23,023
Accrued expenses	255,699	167,647
Other liabilities	22,859	31,996
Net cash provided by operating activities	1,123,322	955,708
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(381,739)	(329,367)
Maturities of available-for-sale debt securities	375,145	308,406
Payment to acquire business, net of cash acquired	(245,824)	—
Expenditures for property and equipment	(58,690)	(79,803)
Investment in equity securities	(27,219)	(60,490)
Net cash used in investing activities	(338,327)	(161,254)
Cash flows from financing activities:
Issuances of common stock under benefit plans	144,630	245,754
Repurchases of common stock	(155,953)	(207,038)
Payments on finance leases	(28,879)	—
Advance from collaborator	10,000	7,500
Repayments of advanced funding	(4,316)	(3,714)
Proceeds related to capital lease and construction financing lease obligations	1,002	12,983
Payments on capital lease and construction financing lease obligations	—	(24,658)
Other financing activities	(1,132)	(1,000)
Net cash (used in) provided by financing activities	(34,648)	29,827
Effect of changes in exchange rates on cash	(4,009)	(4,756)
Net increase in cash and cash equivalents	746,338	819,525
Cash, cash equivalents and restricted cash—beginning of period	2,658,253	1,667,526
Cash, cash equivalents and restricted cash—end of period	$3,404,591	$2,487,051

Supplemental disclosure of cash flow information:
Cash paid for interest	$41,704	$50,017
Cash paid for income taxes	$22,838	$10,316
Capitalization of costs related to construction financing lease obligation	$—	$3,389
Issuances of common stock from employee benefit plans receivable	$13	$5,509
Accrued share repurchase liability	$12,001	$4,000
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
The condensed consolidated financial statements reflect the operations of the Company and its wholly-owned subsidiaries. The Company's condensed consolidated financial statements for the interim period ended September 30, 2018 also include the financial results of BioAxone Biosciences, Inc. (“BioAxone”), a variable interest entity (“VIE”) that the Company consolidated from 2014 through December 31, 2018. All material intercompany balances and transactions have been eliminated. The Company operates in one segment, pharmaceuticals. The Company has reclassified certain items from the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.
Certain information and footnote disclosures normally included in the Company’s 2018 Annual Report on Form 10-K have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2019 and 2018.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018, which are contained in the Company’s 2018 Annual Report on Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates in these condensed consolidated financial statements have been made in connection with the calculation of revenues, research and development expenses, goodwill, intangible assets, deferred tax asset valuation allowances, fair value of contingent consideration and the provision for income taxes. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
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
For a discussion of other recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies—Recent Accounting Pronouncements,” in the Company’s 2018 Annual Report on Form 10-K.
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

B.	Revenue Recognition
Disaggregation of Revenue
Revenues by Product
Product revenues, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
SYMDEKO/SYMKEVI	$403,714	$254,919	$1,085,821	$474,601
ORKAMBI	296,711	281,859	906,159	947,186
KALYDECO	249,403	245,733	755,481	748,365
Total product revenues, net	$949,828	$782,511	$2,747,461	$2,170,152

Revenues by Geographic Location
Net product revenues are attributed to countries based on the location of the customer. Collaborative and royalty revenues are attributed to countries based on the location of the Company’s subsidiary associated with the collaborative arrangement related to such revenues. Total revenues from external customers and collaborators by geographic region consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
United States	$710,323	$620,485	$2,052,044	$1,687,963
Outside of the United States
Europe	184,845	132,876	532,809	400,685
Other	54,660	31,174	164,703	88,843
Total revenues outside of the United States	239,505	164,050	697,512	489,528
Total revenues	$949,828	$784,535	$2,749,556	$2,177,491

In the three and nine months ended September 30, 2019 and 2018, revenues attributable to Germany contributed the largest amount to the Company’s European revenues.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
Contract Liabilities
The Company recorded contract liabilities of $50.2 million and $24.9 million as of September 30, 2019 and December 31, 2018, respectively, related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement the Company can receive. Upon exceeding the annual reimbursement amount, products are provided free of charge, which is a material right. These contracts include upfront payments and fees.  The Company defers a portion of the consideration received for shipments made up to the annual reimbursement limit as “Other current liabilities.” The deferred amount is recognized as revenue when the free products are shipped. The Company’s product revenue contracts include performance obligations that are one year or less.
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

C.	Collaborative Arrangements and Acquisitions
The Company has entered into numerous agreements pursuant to which it collaborates with third parties on research, development and commercialization programs, including in-license and out-license agreements. In addition, the Company periodically engages in acquisitions of entities and/or assets.
The Company’s in-license and out-license agreements and acquisitions that had a significant impact on its financial statements for the three and nine months ended September 30, 2019 and 2018, or were new during the three and nine months ended September 30, 2019, are described below. Additional in-license and out-license agreements and acquisitions were described in Note B, “Collaborative Arrangements and Acquisitions,” of the Company’s 2018 Annual Report on Form 10-K.
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
CRISPR Therapeutics AG
In 2015, the Company entered into a strategic collaboration, option and license agreement (the “CRISPR Agreement”) with CRISPR Therapeutics AG and its affiliates (“CRISPR”) to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene-editing technology. The Company had the exclusive right to license certain CRISPR-Cas9-based targets. In the fourth quarter of 2019, the Company paid an aggregate of $30.0 million in connection with its election to exclusively license three CRISPR-Cas9-based targets, including cystic fibrosis, pursuant to the CRISPR Agreement. For these three targets, the Company leads all development and global commercialization activities and CRISPR has the potential to receive up to an additional $410.0 million in development, regulatory and commercial milestones as well as royalties on net product sales.
In 2017, the Company entered into a co-development and co-commercialization agreement with CRISPR pursuant to the terms of the CRISPR Agreement, under which the Company and CRISPR are co-developing and will co-commercialize CTX001 (the “CTX001 Co-Co Agreement”) for the treatment of hemoglobinopathy, including treatments for sickle cell disease and beta thalassemia. As part of the collaboration, the Company and CRISPR share equally all development costs and potential worldwide revenues related to potential hemoglobinopathy treatments, including treatments for beta thalassemia and sickle cell disease. The Company concluded that the CTX001 Co-Co Agreement is a cost-sharing arrangement, which results in the net impact of the arrangement being recorded in “Research and development expenses” in its condensed consolidated statements of operations. During the three and nine months ended September 30, 2019, the net expense related to the CTX001 Co-Co Agreement was $7.7 million and $22.3 million, respectively. During the three and nine months ended September 30, 2018, the net expense related to the CTX001 Co-Co Agreement was $5.2 million and $14.1 million, respectively.
In June 2019, the Company entered into a separate strategic collaboration and license agreement (the “CRISPR DMD/DM1 Agreement”) with CRISPR, which became effective in July 2019. Pursuant to this agreement, Vertex received an exclusive worldwide license to CRISPR’s existing and future intellectual property for duchenne muscular dystrophy (“DMD”) and myotonic dystrophy type 1 (“DM1”) and the Company made an upfront payment of $175.0 million to CRISPR. The Company concluded that it did not have any alternative future use for acquired in-process research and development and recorded the upfront payment to “Research and development expenses” in the third quarter of 2019. CRISPR has the potential to receive up to $825.0 million in research, development, regulatory and commercial milestones for the DMD and DM1 programs as well as royalties on net product sales. CRISPR has the option to co-develop and co-commercialize all DM1 products globally and forego the milestones and royalties associated with the DM1 program. The Company will fund all expenses associated with the collaboration except for research costs for specified guide RNA research conducted by CRISPR, which the Company and CRISPR will share equally.
In connection with the CRISPR Agreement, the Company made an upfront payment to CRISPR of $75.0 million and an investment in CRISPR’s stock. The Company has made several subsequent investments in CRISPR’s common stock. Please refer to Note F, “Marketable Securities and Equity Investments,” for further information regarding the Company’s investment in CRISPR’s common stock.
Kymera Therapeutics Inc.
In May 2019, the Company entered into a strategic research and development collaboration agreement (the “Kymera Agreement”) with Kymera Therapeutics Inc. (“Kymera”) to advance small molecule protein degraders against multiple targets. Pursuant to the Kymera Agreement, Kymera’s proprietary platform technology is being applied in the collaboration

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

activities in exchange for an upfront payment of $50.0 million. The Company has the exclusive right to license up to six protein targets, for each of which Kymera may receive up to $170.0 million in payments, including development, regulatory and commercial milestones as well as royalties on net product sales.
In addition to the upfront payment, the Company purchased $20.0 million of Kymera’s preferred stock. The Company determined that the fair value of its investment in Kymera’s preferred stock approximated $20.0 million and classified the investment, which does not have a readily determinable fair value, in “Other assets.”
The Company determined that substantially all of the fair value of the Kymera Agreement was attributable to acquired in-process research and development and no substantive processes were acquired that would constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development and recorded the $50.0 million upfront payment to “Research and development expenses.”
BioAxone Biosciences, Inc.
The Company has licensed rights to certain drug candidates from these third-party collaborators, which has resulted in the consolidation of certain third-parties’ financial statements into the Company’s condensed consolidated financial statements as VIEs for certain periods of time. As of December 31, 2018, and continuing through the third quarter of 2019, the Company had no consolidated VIEs reflected in its financial statements.
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
In the nine months ended September 30, 2018, the Company recorded net income attributable to noncontrolling interest of $15.6 million, which was primarily related to a $24.0 million increase in the fair value of the contingent payments payable by Vertex to BioAxone in the first quarter of 2018 due to (i) the expiration of an option held by the Company to purchase BioAxone in the first quarter of 2018 that increased the probability of a $10.0 million license continuation fee for VX-210 (which was ultimately paid in the first quarter of 2018) and (ii) the probability that additional milestone and royalty payments related to the BioAxone Agreement would be paid. Net income attributable to noncontrolling interest also included a $6.0 million provision for income taxes during the nine months ended September 30, 2018 that was primarily related to the increase in the fair value of the contingent payments. In the three months ended September 30, 2018, the net loss attributable to noncontrolling interest was $0.3 million.
Acquisitions
Exonics Therapeutics, Inc.
On July 16, 2019, the Company completed its acquisition of Exonics Therapeutics, Inc. (“Exonics”), a privately held biotechnology company focused on creating transformative gene-editing therapies to repair mutations that cause DMD and other severe neuromuscular diseases, including DM1. The Company acquired Exonics for an upfront payment of approximately $245.0 million, customary working capital adjustments and approximately $70.0 million in deferred payments. Exonics’ equity holders may receive an additional $728.0 million upon the successful achievement of specified development and regulatory milestones for the DMD and DM1 programs.
The Company concluded that Exonics’ intellectual property, assembled workforce and scientific expertise, has the potential to produce therapies for patients with DMD and DM1; therefore, it has accounted for the acquisition as a business combination. The Company determined that the purchase price related to the Exonics business combination was $438.4 million, which consisted of (i) the upfront payment as adjusted for customary working capital adjustments, and (ii) the estimated fair value related to $678.3 million of contingent development and regulatory milestones attributable to the purchase of Exonics’ outstanding shares on July 16, 2019. The remaining portion, or $49.7 million, of the development and

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

regulatory milestones and the $70.0 million in deferred payments were determined to be compensatory, as they relate to post-acquisition services, and will be expensed to “Research and development expenses” as incurred.
The purchase price consisted of the following:

(in thousands)
Upfront payment (adjusted for customary working capital adjustments)	$266,315
Fair value of contingent development and regulatory payments	172,041
Total purchase price	$438,356

The Company’s methodology for determining the fair value of the contingent development and regulatory payments is described in Note E, “Fair Value Measurements.”
The Company preliminarily allocated the purchase price to the following assets acquired and liabilities assumed:

July 16, 2019
(in thousands)
Cash and cash equivalents	$19,535
Goodwill	397,141
Intangible asset	13,000
Net other assets (liabilities)	8,680
Total purchase price	$438,356

The “Goodwill” represents the difference between the fair value of the consideration transferred and the fair value of the assets and liabilities acquired. The goodwill was attributable to Exonics’ technological expertise, assembled workforce, the potential additional therapeutic programs that may be discovered utilizing Exonics’ DMD and DM1 programs and synergies from combining these programs with the Company’s current gene-editing capabilities through its collaboration with CRISPR. None of the goodwill is expected to be deductible for income tax purposes. The “Intangible asset,” which is classified within “Other assets” on the Company’s condensed consolidated balance sheet, is a single in-process research and development asset related to Exonics’ DMD and DM1 programs. The fair value of the intangible asset was determined through a discounted cash flow analysis utilizing Level 3 fair value inputs related to the development and commercialization of therapies for DMD and DM1. The Company may adjust “Goodwill” upon completion of certain items reflected within “Net other assets (liabilities)” in the table above. Such adjustments, if any, are not expected to be material to the Company’s condensed consolidated balance sheet.
The Company has not provided pro forma information because the operations of Exonics did not have a material effect on its consolidated financial statements. The Company’s condensed consolidated financial statements reflect the operations of Exonics as of September 30, 2019 and for the period from July 16, 2019 to September 30, 2019.
Semma Therapeutics, Inc.
In August 2019, the Company entered into an agreement to acquire Semma Therapeutics, Inc. (“Semma”), a privately held biotechnology company primarily focused on the use of stem cell-derived human islets as a potentially curative treatment for type 1 diabetes. In October 2019, the acquisition closed upon, among other things, the satisfaction of customary closing conditions and the expiration of the waiting period under the HSR Act, resulting in no financial statement impact during the three and nine months ended September 30, 2019. At closing, the Company acquired all outstanding shares of Semma in exchange for approximately $950.0 million. The Company will account for the acquisition in the fourth quarter of 2019.
Out-license agreements
The Company has entered into licensing agreements pursuant to which it has out-licensed rights to certain drug candidates to third-party collaborators. Pursuant to these out-license agreements, the Company’s collaborators become responsible for all costs related to the continued development of such drug candidates and obtain development and

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

commercialization rights to these drug candidates. Depending on the terms of the agreements, the Company’s collaborators may be required to make upfront payments, milestone payments upon the achievement of certain product research and development objectives and may also be required to pay royalties on future sales, if any, of commercial products resulting from the collaboration. The termination provisions associated with these collaborations are generally the same as those described above related to the Company’s in-license agreements. None of the Company’s out-license agreements had a significant impact on the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2019 and 2018.
Cystic Fibrosis Foundation
The Company has a research, development and commercialization agreement that was originally entered into in 2004 with Cystic Fibrosis Foundation (“CFF”), as successor in interest to the Cystic Fibrosis Foundation Therapeutics, Inc. This agreement was most recently amended in 2016 (the “2016 Amendment”). Pursuant to the agreement, as amended, the Company agreed to pay royalties ranging from low-single digits to mid-single digits on potential sales of certain compounds first synthesized and/or tested between March 1, 2014 and August 31, 2016, including elexacaftor, and tiered royalties ranging from single digits to sub-teens on any approved drugs first synthesized and/or tested during a research term on or before February 28, 2014, including KALYDECO (ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor) and SYMDEKO/SYMKEVI (tezacaftor in combination with ivacaftor). For combination products, such as ORKAMBI, SYMDEKO and TRIKAFTA (elexacaftor, tezacaftor, and ivacaftor), sales are allocated equally to each of the active pharmaceutical ingredients in the combination product. There are no remaining commercial milestone payments payable by the Company to CFF pursuant to the agreement.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the computation of basic and diluted net income per share for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Basic net income attributable to Vertex per common share calculation:
Net income attributable to Vertex common shareholders	$57,518	$128,746	$593,576	$546,369
Less: Undistributed earnings allocated to participating securities	—	(14)	—	(161)
Net income attributable to Vertex common shareholders—basic	$57,518	$128,732	$593,576	$546,208

Basic weighted-average common shares outstanding	256,946	254,905	256,289	254,096
Basic net income attributable to Vertex per common share	$0.22	$0.51	$2.32	$2.15

Diluted net income attributable to Vertex per common share calculation:
Net income attributable to Vertex common shareholders	$57,518	$128,746	$593,576	$546,369
Less: Undistributed earnings allocated to participating securities	—	(13)	—	(158)
Net income attributable to Vertex common shareholders—diluted	$57,518	$128,733	$593,576	$546,211

Weighted-average shares used to compute basic net income per common share	256,946	254,905	256,289	254,096
Effect of potentially dilutive securities:
Stock options	2,080	2,962	2,297	2,990
Restricted stock and restricted stock units (including PSUs)	1,434	1,896	1,582	1,866
Employee stock purchase program	13	25	14	20
Weighted-average shares used to compute diluted net income per common share	260,473	259,788	260,182	258,972
Diluted net income attributable to Vertex per common share	$0.22	$0.50	$2.28	$2.11

The Company did not include the securities in the following table in the computation of the net income per share attributable to Vertex common shareholders calculations because the effect would have been anti-dilutive during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	3,303	2,572	3,116	2,152
Unvested restricted stock and restricted stock units (including PSUs)	13	1	7	4

E.Fair Value Measurements
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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. The Company maintains strategic investments separately from the investment policy that governs its other cash, cash equivalents and marketable securities as described in “Note F, “Marketable Securities and Equity Investments.” As of September 30, 2019, the Company’s investments were in money market funds, U.S. Treasury securities, government-sponsored enterprise securities, corporate debt securities, commercial paper and corporate equity securities. Additionally, the Company utilizes foreign currency forward contracts intended to mitigate the effect of changes in foreign exchange rates on its condensed consolidated statement of operations.
As of September 30, 2019, the Company’s financial assets and liabilities that were subject to fair value measurements were valued using both observable and unobservable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds, U.S. Treasury securities, government-sponsored enterprise securities and corporate equity securities. The Company’s financial assets and liabilities valued based on Level 2 inputs consisted of certain corporate equity securities as described below, corporate debt securities, commercial paper, which consisted of investments in highly-rated investment-grade corporations, and foreign currency forward contracts with reputable and creditworthy counterparties. As discussed further below, the Company’s financial liabilities valued based on Level 3 consisted of acquisition-related contingent milestones. During the three and nine months ended September 30, 2019 and 2018, the Company did not record any other-than-temporary impairment charges related to its financial assets.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the Company’s financial assets and liabilities subject to fair value measurements (and does not include $1.9 billion and $1.4 billion of cash as of September 30, 2019 and December 31, 2018, respectively):

	Fair Value Measurements as of September 30, 2019
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial instruments carried at fair value (asset positions):
Cash equivalents:
Money market funds	$1,476,254	$1,476,254	$—	$—
U.S. Treasury securities	5,893	5,893	—	—
Government-sponsored enterprise securities	13,370	13,370	—	—
Commercial paper	50,119	—	50,119	—
Marketable securities:
Corporate equity securities	236,184	220,564	15,620	—
Government-sponsored enterprise securities	14,217	14,217	—	—
Corporate debt securities	265,051	—	265,051	—
Commercial paper	82,938	—	82,938	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	27,253	—	27,253	—
Other assets:
Foreign currency forward contracts	1,806	—	1,806	—
Total financial assets	$2,173,085	$1,730,298	$442,787	$—
Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(85)	$—	$(85)	$—
Long-term contingent consideration	(175,000)	—	—	(175,000)
Other long-term liabilities:
Foreign currency forward contracts	(10)	—	(10)	—
Total financial liabilities	$(175,095)	$—	$(95)	$(175,000)

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
Fair Value of Moderna Investment
The Company has an investment in the common stock of Moderna, Inc. (“Moderna”), which became a publicly traded company in 2018. The Company has valued its investment in Moderna based on Level 2 inputs due to transfer restrictions subsequent to Moderna’s initial public offering lasting until December 2019. The reduction in fair value recorded on the Company’s condensed consolidated balance sheet related to this transfer restriction is not material to its financial statements.
Fair Value of Contingent Consideration
The Company’s contingent consideration liabilities, which are related to development and regulatory milestones potentially payable to Exonics former shareholders, are classified as Level 3 within the valuation hierarchy. The Company bases its estimates of the probability of achieving the milestones relevant to the fair value of contingent payments on industry data attributable to rare diseases. The discount rates used in the valuation model for contingent payments represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Due to the uncertainties associated with development and commercialization of a drug candidate in the pharmaceutical industry, the Company's estimates regarding the fair value of contingent consideration will change in the future, resulting in adjustments to the fair value of the Company’s contingent consideration liabilities, and the effect of any such adjustments could be material.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table represents a rollforward of the fair value of the Company’s contingent consideration liabilities:

Nine Months Ended September 30, 2019
(in thousands)
Balance at December 31, 2018	$—
Contingent consideration related to acquisition of Exonics	172,041
Increase in fair value of contingent payments	2,959
Balance at September 30, 2019	$175,000

The “Increase in fair value of contingent payments” in the table above was primarily due to changes in market interest rates and the time value of money.
Fair Value of Intangible Asset
As discussed in Note C, “Collaborative Arrangements and Acquisitions,” the fair value of the Company’s $13.0 million in-process research and development intangible asset related to Exonics’ DMD and DM1 programs was determined through a discounted cash flow analysis utilizing Level 3 fair value inputs.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

F.	Marketable Securities and Equity Investments
A summary of the Company’s cash equivalents and marketable securities, which are recorded at fair value (and do not include $1.9 billion and $1.4 billion of cash as of September 30, 2019 and December 31, 2018, respectively), is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of September 30, 2019
Cash equivalents:
Money market funds	$1,476,254	$—	$—	$1,476,254
U.S. Treasury securities	5,892	1	—	5,893
Government-sponsored enterprise securities	13,370	—	—	13,370
Commercial paper	50,125	1	(7)	50,119
Total cash equivalents	1,545,641	2	(7)	1,545,636
Marketable securities:
Government-sponsored enterprise securities	14,188	29	—	14,217
Corporate debt securities	264,613	465	(27)	265,051
Commercial paper	82,825	113	—	82,938
Total marketable debt securities	361,626	607	(27)	362,206
Corporate equity securities	133,157	107,450	(4,423)	236,184
Total marketable securities	$494,783	$108,057	$(4,450)	$598,390

As of December 31, 2018
Cash equivalents:
Money market funds	$1,226,603	$—	$—	$1,226,603
U.S. Treasury securities	5,967	—	(1)	5,966
Government-sponsored enterprise securities	7,124	—	(1)	7,123
Commercial paper	58,271	—	(3)	58,268
Total cash equivalents	1,297,965	—	(5)	1,297,960
Marketable securities:
U.S. Treasury securities	6,026	—	—	6,026
Government-sponsored enterprise securities	10,704	—	—	10,704
Corporate debt securities	234,088	27	(450)	233,665
Commercial paper	100,498	—	(108)	100,390
Total marketable debt securities	351,316	27	(558)	350,785
Corporate equity securities	133,157	40,619	(6,453)	167,323
Total marketable securities	$484,473	$40,646	$(7,011)	$518,108

Available-for-sale debt securities were recorded in the Company's condensed consolidated balance sheets at fair value as follows:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Cash and cash equivalents	$1,545,636	$1,297,960
Marketable securities	362,206	350,785
Total	$1,907,842	$1,648,745

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Available-for-sale debt securities by contractual maturity were as follows:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Matures within one year	$1,778,426	$1,647,500
Matures after one year through five years	129,416	1,245
Total	$1,907,842	$1,648,745

The Company has a limited number of available-for-sale debt securities in insignificant loss positions as of September 30, 2019, which it does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investments at maturity. The Company did not record any charges for other-than-temporary declines in the fair value of available-for-sale debt securities or gross realized gains or losses in the three and nine months ended September 30, 2019 and 2018.
The Company maintains strategic investments separately from the investment policy that governs its other cash, cash equivalents and marketable securities. The Company’s investments in the common stock of publicly traded companies, CRISPR and Moderna, as of September 30, 2019 and December 31, 2018, respectively, have readily determinable fair values and are recorded in “Marketable securities” on its condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the total fair value of the Company’s strategic investments in the common stock of publicly traded companies, was $236.2 million and $167.3 million, respectively. The Company records unrealized gains or losses related to its strategic investments, which are primarily attributable to its investment in CRISPR, to “Other (expense) income, net” on its condensed consolidated statements of operations. During the three and nine months ended September 30, 2019, the Company recorded an unrealized loss of $31.2 million and unrealized gain of $68.9 million, respectively. During the three and nine months ended September 30, 2018, the Company recorded an unrealized loss of $61.2 million and an unrealized gain of $88.2 million, respectively.
As of September 30, 2019, the carrying value of the Company’s equity investments without readily determinable fair values, which are recorded in “Other assets” on its condensed consolidated balance sheets, was $40.8 million.

G.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available-For-Sale Debt Securities	On Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2018	$(11,227)	$(536)	$12,422	$659
Other comprehensive income before reclassifications	10,263	1,111	26,663	38,037
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(19,849)	(19,849)
Net current period other comprehensive income	10,263	1,111	6,814	18,188
Balance at September 30, 2019	$(964)	$575	$19,236	$18,847

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available-For-Sale Debt Securities	On Equity Securities	On Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2017	$(21,031)	$(594)	$25,069	$(15,016)	$(11,572)
Other comprehensive income before reclassifications	6,800	137	—	21,102	28,039
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	7,960	7,960
Net current period other comprehensive income	6,800	137	—	29,062	35,999
Amounts reclassified to accumulated deficit pursuant to adoption of new accounting standard	949	—	(25,069)	—	(24,120)
Balance at September 30, 2018	$(13,282)	$(457)	$—	$14,046	$307

H.	Hedging
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
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company’s risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items. If the Company were to determine that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of September 30, 2019, all hedges were determined to be highly effective.
The Company considers the impact of its counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of September 30, 2019 and December 31, 2018, credit risk did not change the fair value of the Company’s foreign currency forward contracts.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under GAAP:

	As of September 30, 2019	As of December 31, 2018
Foreign Currency	(in thousands)
Euro	$460,885	$335,179
Australian dollar	87,358	52,820
British pound sterling	76,061	73,460
Canadian dollar	47,863	43,759
Total foreign currency forward contracts	$672,167	$505,218

Foreign currency forward contracts - Not designated as hedging instruments
The Company also enters into foreign currency forward contracts with contractual maturities of less than one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under GAAP. The Company recognizes realized gains and losses for such contracts in “Other (expense) income, net” in its condensed consolidated statements of operations each period. As of September 30, 2019, the notional amount of the Company’s outstanding foreign currency forward contracts where hedge accounting under GAAP is not applied was $413.2 million.
During the three and nine months ended September 30, 2019 and 2018, the Company recognized the following related to foreign currency forward contacts in its condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$10,304	$1,721	$25,381	$(7,438)
Not designated as hedging instruments
Other (expense) income, net	$(8,812)	$(782)	$(10,874)	$1,832

The following table summarizes the fair value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under GAAP included on its condensed consolidated balance sheets:

As of September 30, 2019
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid expenses and other current assets	$27,253	Other current liabilities	$(85)
Other assets	1,806	Other long-term liabilities	(10)
Total assets	$29,059	Total liabilities	$(95)

As of December 31, 2018
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid expenses and other current assets	$19,023	Other current liabilities	$(340)
Other assets	1,514	Other long-term liabilities	(108)
Total assets	$20,537	Total liabilities	$(448)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of September 30, 2019, the Company expects amounts that are related to foreign exchange forward contracts designated as cash flow hedges under GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under GAAP on the Company’s condensed consolidated balance sheets:

	As of September 30, 2019
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$29,059	$—	$29,059	$(95)	$28,964
Total liabilities	$(95)	$—	$(95)	$95	$—

	As of December 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$20,537	$—	$20,537	$(448)	$20,089
Total liabilities	$(448)	$—	$(448)	$448	$—

I. Inventories
Inventories consisted of the following:

	As of September 30, 2019	As of December 31, 2018
	(in thousands)
Raw materials	$21,293	$9,677
Work-in-process	105,667	87,944
Finished goods	35,346	26,739
Total	$162,306	$124,360

J. Revolving Credit Facility
In September 2019, the Company and certain of its subsidiaries entered into a Credit Agreement (the “2019 Credit Agreement”) with Bank of America, N.A., as administrative agent and the lenders referred to therein. The 2019 Credit Agreement provides for a $500.0 million unsecured revolving facility, which was not drawn upon at closing. The 2019 Credit Agreement also provides that, subject to satisfaction of certain conditions, the Company may request that the borrowing capacity under the 2019 Credit Agreement be increased by an additional $500.0 million. The 2019 Credit Agreement, which matures on September 17, 2024, supersedes the Company’s credit agreement entered into in 2016 with Bank of America, N.A serving in the same capacity.
Direct costs related to the 2019 Credit Agreement, which were not material to the Company’s financial statements, were deferred and will be recorded over the term of the 2019 Credit Agreement.
Any amounts borrowed under the 2019 Credit Agreement will bear interest, at the Company’s option, at either a base rate or a Eurocurrency rate, in each case plus an applicable margin. Under the 2019 Credit Agreement, the applicable margins on base rate loans range from 0.125% to 0.50% and the applicable margins on Eurocurrency loans range from 1.125% to 1.50%, in each case based on the Company’s consolidated leverage ratio (the ratio of the Company’s total consolidated funded indebtedness to the Company’s consolidated EBITDA for the most recently completed four fiscal quarter period).
Any amounts borrowed pursuant to the 2019 Credit Agreement are guaranteed by certain of the Company’s existing and future domestic subsidiaries, subject to certain exceptions.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The 2019 Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including financial covenants to maintain (i) subject to certain limited exceptions, a consolidated leverage ratio of 3.50 to 1.00, subject to an increase to 4.00 to 1.00 following a material acquisition and (ii) a consolidated interest coverage ratio (the ratio of the Company’s consolidated EBITDA to its consolidated interest expenses for the most recently completed four fiscal quarter period) of 2.50 to 1.00, in each case measured on a quarterly basis. The 2019 Credit Agreement also contains customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under outstanding loans.
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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Operating lease cost	$2,796	$8,064
Finance lease cost
Amortization of leased assets	12,217	36,645
Interest on lease liabilities	13,093	39,917
Variable lease cost	7,427	20,225
Sublease income	(1,702)	(4,873)
Net lease cost	$33,831	$99,978

The Company’s variable lease cost during the three and nine months ended September 30, 2019 primarily related to operating expenses, taxes and insurance associated with its finance leases. The Company’s sublease income during the three and nine months ended September 30, 2019 primarily related to subleases for an insignificant portion of the Company’s corporate headquarters.
The Company’s leases are included on its condensed consolidated balance sheets as follows:

	As of September 30, 2019	As of December 31, 2018 ^
	(in thousands)
Finance leases
Property and equipment, net	$449,350	$640,952
Total finance lease assets	$449,350	$640,952

Capital lease obligations, current portion	$—	$9,817
Other current liabilities	37,063	5,271
Capital lease obligations, excluding current portion	—	19,658
Construction financing lease obligation, excluding current portion	—	561,892
Long-term finance lease liabilities	541,561	—
Total finance lease liabilities	$578,624	$596,638

Operating leases
Operating lease assets	$60,929	$—
Total operating lease assets	$60,929	$—

Other current liabilities	$8,199	$—
Long-term operating lease liabilities	62,978	—
Total operating lease liabilities	$71,177	$—
^ As reported in the Company’s 2018 Annual Report on Form 10-K.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Maturities of the Company’s finance and operating lease liabilities in accordance with ASC 842 as of September 30, 2019 were as follows:

Year	Finance Leases	Operating Leases	Total
	(in thousands)
Remainder of 2019	$16,172	$2,299	$18,471
2020	89,159	11,033	100,192
2021	87,525	9,372	96,897
2022	85,177	8,994	94,171
2023	84,253	8,920	93,173
Thereafter	513,206	47,405	560,611
Total lease payments	875,492	88,023	963,515
Less: amount representing interest	(296,868)	(16,846)	(313,714)
Present value of lease liabilities	$578,624	$71,177	$649,801

The weighted-average remaining lease terms and discount rates related to the Company’s leases were as follows:

As of September 30, 2019
Weighted-average remaining lease term (in years)
Finance leases	10.02
Operating leases	10.41

Weighted-average discount rate
Finance leases	9.11%
Operating leases	4.01%

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

As of December 31, 2018, the Company’s total sublease income to be received related to its facility leases was $6.2 million. During the three and nine months ended September 30, 2018, rental expenses were $4.5 million and $13.3 million, respectively.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2018, the Company had capital leases for property and equipment of $94.8 million, related to which it had recorded $34.0 million of accumulated depreciation. The capital leases, which were related to equipment and leasehold improvements, bore interest at rates ranging from less than 1% to 6% per year. The Company’s capital lease amortization was included in depreciation expense during the three and nine months ended September 30, 2018. The following table set forth the Company’s future minimum payments due under capital leases as of December 31, 2018:

Year	(in thousands)
2019	$10,770
2020	7,282
2021	5,649
2022	3,300
2023	1,974
Thereafter	3,085
Total payments	32,060
Less: amount representing interest	(2,585)
Present value of payments	$29,475

L. Stock-based Compensation Expense and Share Repurchase Programs
Stock-based compensation expense
During the three and nine months ended September 30, 2019 and 2018, the Company recognized the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Stock-based compensation expense by type of award:
Restricted stock and restricted stock units (including PSUs)	$61,175	$55,482	$185,651	$157,397
Stock options	21,737	27,234	76,053	81,880
ESPP share issuances	3,044	2,725	8,430	7,281
Stock-based compensation expense related to inventories	(536)	91	(1,236)	(454)
Total stock-based compensation included in costs and expenses	$85,420	$85,532	$268,898	$246,104

Stock-based compensation expense by line item:
Cost of sales	$1,337	$1,259	$4,178	$3,263
Research and development expenses	52,504	52,918	167,851	153,018
Sales, general and administrative expenses	31,579	31,355	96,869	89,823
Total stock-based compensation included in costs and expenses	85,420	85,532	268,898	246,104
Income tax effect	(21,996)	3,114	(87,638)	(13,715)
Total stock-based compensation included in costs and expenses, net of tax	$63,424	$88,646	$181,260	$232,389

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table sets forth the Company’s unrecognized stock-based compensation expense as of September 30, 2019, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of September 30, 2019
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Restricted stock and restricted stock units (including PSUs)	$409,425	2.27
Stock options	$153,686	2.64
ESPP share issuances	$3,321	0.46

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$29.07–$40.00	186	1.47	$36.89	186	$36.89
$40.01–$60.00	379	2.73	$50.00	379	$50.00
$60.01–$80.00	299	4.62	$73.01	294	$72.96
$80.01–$100.00	2,183	6.41	$89.27	1,477	$89.78
$100.01–$120.00	597	5.37	$109.29	592	$109.25
$120.01–$140.00	707	5.89	$130.24	695	$130.35
$140.01–$160.00	1,203	8.34	$155.51	464	$155.41
$160.01–$180.00	803	8.61	$167.65	257	$163.59
$180.01–$189.38	1,733	9.12	$185.35	346	$184.58
Total	8,090	7.02	$128.89	4,690	$109.42

Share repurchase programs
In January 2018, the Company’s Board of Directors approved a share repurchase program (the “2018 Share Repurchase Program”), pursuant to which the Company was authorized to repurchase up to $500.0 million of its common stock between February 1, 2018 and December 31, 2019. As of September 30, 2019, the Company had repurchased the entire $500.0 million it was authorized to repurchase of its common stock under the 2018 Share Repurchase Program. Under the 2018 Share Repurchase Program, the Company was authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases were made pursuant to Rule 10b5-1 plans or other means as determined by the Company’s management and in accordance with the requirements of the SEC.
During the nine months ended September 30, 2019, the Company repurchased 832,186 shares of its common stock under the 2018 Share Repurchase Program for an aggregate of $150.0 million including commissions and fees. During the nine months ended September 30, 2018, the Company repurchased 1,282,683 shares of its common stock under the 2018 Share Repurchase Program for an aggregate of $211.0 million including commissions and fees.
In July 2019, the Company’s Board of Directors approved a new share repurchase program (the “2019 Share Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $500.0 million of its common stock between August 1, 2019 and December 31, 2020. The Company expects to fund further repurchases of its common stock through a combination of cash on hand and cash generated by operations. During the nine months ended September 30, 2019, the Company repurchased 70,713 shares of its common stock under the 2019 Share Repurchase Program for an aggregate

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

of $12.0 million including commissions and fees. As of September 30, 2019, there is a total of $488.0 million remaining for repurchases under the 2019 Share Repurchase Program.
M. Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. For the three and nine months ended September 30, 2019, the Company recorded provisions for income taxes of $13.1 million and $124.4 million, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2019 is lower than the U.S. statutory rate primarily due to excess tax benefits related to stock-based compensation. The Company’s provision for income taxes in 2019 has increased compared to historical amounts due to the release of the Company’s valuation allowance on the majority of its net operating losses and other deferred tax assets as of December 31, 2018. Starting in 2019, the Company began recording a provision for income taxes on its pre-tax income using an estimated effective tax rate that approximates statutory rates. Due to the Company's ability to offset its pre-tax income against previously benefited net operating losses, it expects the majority of its tax provision to represent a non-cash expense until its net operating losses have been fully utilized.
During the three and nine months ended September 30, 2018, the Company’s income taxes included excess tax benefits related to stock-based compensation, a provision for income taxes related to BioAxone’s income taxes and the Company’s U.S. state and foreign taxes.
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
The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements. As of September 30, 2019 and December 31, 2018, the Company had $29.4 million and $19.5 million, respectively, of gross unrecognized tax benefits, which would affect the Company’s tax rate if recognized. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. As of September 30, 2019, no significant interest or penalties were accrued. The Company did not recognize any material interest or penalties related to uncertain tax positions during the three and nine months ended September 30, 2019 and 2018.
As of September 30, 2019, foreign earnings, which were not significant, have been retained indefinitely by foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries.
The Company files U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the United States or any other major taxing jurisdiction for years before 2011, except where the Company has net operating losses or tax credit carryforwards that originate before 2011. The Company has various income tax audits ongoing at any time throughout the world. No significant adjustments have been reported for any jurisdiction under audit.
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
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of September 30, 2019 or December 31, 2018.
O. Additional Cash Flow Information
The cash, cash equivalents and restricted cash at the beginning and ending of each period presented in the Company’s condensed consolidated statements of cash flows consisted of the following:

	Nine Months Ended September 30,
	2019		2018
	Beginning of period	End of period	Beginning of period	End of period
	(in thousands)
Cash and cash equivalents	$2,650,134	$3,397,941	$1,665,412	$2,478,302
Prepaid expenses and other current assets	4,910	6,650	2,114	8,749
Other assets	3,209	—	—	—
Cash, cash equivalents and restricted cash per statement of cash flows	$2,658,253	$3,404,591	$1,667,526	$2,487,051

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Supplemental cash flow information related to the Company’s leases was as follows:

Nine Months Ended September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,062
Operating cash flows from finance leases	$37,667
Financing cash flows from finance leases	$28,879

Right-of-use assets obtained in exchange for lease obligations
Operating leases **	$6,077
Finance leases	$—
** Includes $5.4 million acquired in July 2019 pursuant to the Company’s acquisition of Exonics.

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
In the third quarter of 2019, our marketed products were SYMDEKO/SYMKEVI (tezacaftor in combination with ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor) and KALYDECO (ivacaftor), which were collectively approved to treat approximately half of the 75,000 cystic fibrosis, or CF, patients in North America, Europe and Australia. On October 21, 2019, our triple combination regimen TRIKAFTATM (elexacaftor/tezacaftor/ivacaftor and ivacaftor) was approved by the United States Food and Drug Administration, or FDA, for the treatment of CF in patients 12 years of age and older who have at least one F508del mutation in the cystic fibrosis transmembrane conductance regulator, or CFTR, gene. This approval increases the number of patients eligible for our medicines in the United States by approximately 6,000 and provides an additional treatment option for many patients who are also eligible for one of our previously approved products. We have submitted a Marketing Authorization Application, or MAA, in Europe for this triple combination regimen. The FDA approval and the MAA filing were based on positive data from Phase 3 clinical trials evaluating the triple combination regimen in patients 12 years of age or older (i) who have a copy of the F508del mutation in their CFTR gene and a second mutation that results in minimal CFTR function, whom we refer to as F508del/Min patients; and (ii) who have two copies of the F508del mutation, whom we refer to as F508del homozygous patients. We are focused on obtaining approval for the triple combination in ex-U.S. markets for patients 12 years of age and older and evaluating our triple combination in younger patients with the goal of having treatments for up to 90% of patients with CF.
We also are progressing earlier-stage programs in alpha-1 antitrypsin deficiency, APOL1-mediated kidney diseases, beta thalassemia, sickle cell disease and pain. We recently enhanced our gene-editing capabilities by expanding our collaboration with CRISPR Therapeutics AG, or CRISPR, and acquiring Exonics Therapeutics, Inc., or Exonics, in order to support the development of novel therapies for duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1. Additionally, we advanced our cell therapy capabilities by acquiring Semma Therapeutics, Inc., or Semma, in order to support the development of transformative therapies for type 1 diabetes.
Financial Highlights
Revenues
In the third quarter of 2019, our net product revenues continued to increase due to the approval of our third CF medicine, SYMDEKO/SYMKEVI, in 2018 and continued strong net product revenues from KALYDECO and ORKAMBI.

Expenses
In the third quarter of 2019, combined R&D and SG&A expenses increased from $467.8 million in the third quarter of 2018 to $715.6 million primarily due to research expenses associated with our business development activities. In the third quarter of 2019, cost of sales was 14% of our net product revenues.
Balance Sheet

Business Highlights
Cystic Fibrosis

•	Received approval from the FDA for TRIKAFTA for treatment of patients with CF 12 years of age and older who have at least one F508del mutation in October 2019.

•	Submitted a MAA to the European Medicines Agency, or EMA, for the triple combination of elexacaftor, tezacaftor, and ivacaftor in patients 12 years of age and older.

•	Enrollment ongoing in Phase 3 clinical trial evaluating elexacaftor, tezacaftor, and ivacaftor in children 6 to 11 years of age who have two F508del mutations or one F508del mutation and one minimal function mutation.

•	Obtained a positive opinion from the EMA’s Committee for Medicinal Products for Human Use for KALYDECO for infants as young as six months old.

•	Obtained reimbursement of ORKAMBI and SYMDEKO/SYMKEVI for eligible patients in England, Australia, Scotland and Spain.
Expanding Pipeline

•
In the fourth quarter of 2019, we plan to initiate a Phase 2 proof-of-concept clinical trial for VX-814, our first investigational oral small molecule corrector for the treatment of alpha-1 antitrypsin, or AAT, deficiency, in order to evaluate VX-814 in patients with AAT deficiency who have two copies of the Z mutation.

•	A Phase 1 clinical trial of VX-864, a second investigational small molecule corrector for the treatment of AAT deficiency, is ongoing in healthy volunteers.

•	A Phase 1 clinical trial evaluating VX-147, our first investigational oral small molecule for the treatment of APOL1-mediated focal segmental glomerulosclerosis, or FSGS, and other serious kidney diseases, in healthy volunteers is expected to be completed in the fourth quarter of 2019.

•
Enrollment is ongoing in Phase 1/2 clinical trials evaluating CTX001 for the treatment of severe sickle cell disease and beta thalassemia. Along with our collaborator, CRISPR, we plan to provide the first clinical data from these trials in the fourth quarter of 2019, including measurements of safety and efficacy in patients with beta thalassemia and sickle cell disease.

•	A Phase 1 clinical trial evaluating the investigational NaV1.8 inhibitor VX-961 for the treatment of pain in healthy volunteers is ongoing.
Business Development

•	Acquired Semma in order to acquire its type 1 diabetes pre-clinical program in October 2019.

•	Completed our acquisition of Exonics and our expanded collaboration with CRISPR, in order to expand into DMD and DM1 in July 2019.

•	Established a strategic collaboration with Ribometrix, Inc. to discover and develop RNA-targeted small molecule therapeutic candidates for serious diseases in September 2019.
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
In the United States, we have worked successfully with third party payors in order to promptly obtain appropriate levels of reimbursement for our first three CF medicines and have begun working with these stakeholders to obtain reimbursement for TRIKAFTA. We plan to continue to engage in discussions with numerous commercial insurers and managed health care organizations, along with government health programs that are typically managed by authorities in the individual states, to ensure that payors recognize the significant benefits that our medicines provide by treating the underlying cause of cystic fibrosis and continue to provide access to our medicines.
In Europe and other ex-U.S. markets, we seek government reimbursement for our medicines on a country-by-country basis. This is necessary for each new medicine, as well as label expansions for our current medicines in most countries. We successfully obtained reimbursement for KALYDECO in each significant ex-U.S. market within two years of approval. We experienced significant challenges in obtaining reimbursement for ORKAMBI in certain ex-U.S. markets. In the fourth quarter of 2019, we obtained reimbursement for ORKAMBI and SYMKEVI in England, four years after ORKAMBI’s initial approval in 2015. With this approval, we now have obtained reimbursement for ORKAMBI or SYMKEVI in most of our significant markets. Many patients in France are receiving ORKAMBI through an early access program while we continue to negotiate the reimbursement arrangements for this medicine with the French Government. In some ex-U.S. markets, our reimbursement agreements include innovative arrangements that provide a pathway to access and rapid reimbursement for certain future CF medicines, including arrangements in Ireland, Denmark and Australia. We recently filed a MAA with the EMA for the triple combination regimen of elexacaftor, tezacaftor and ivacaftor and, if approved, we would need to seek government reimbursement on a country-by-country basis.
Strategic Transactions
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
Since the beginning of 2018, we have invested significantly in business development transactions designed to augment our pipeline. We expect to continue to evaluate potential acquisitions and collaborations that may be similar to or different from the transactions that we have engaged in previously.
Acquisitions
In July 2019, we completed our acquisition of Exonics, a privately-held company focused on creating transformative gene-editing therapies to repair mutations that cause DMD and other severe neuromuscular diseases, including DM1. Our acquisition of Exonics enhanced our gene-editing capabilities and supports the development of novel therapies for DMD and DM1. In connection with the acquisition, we acquired all of the outstanding equity of Exonics for an upfront payment of approximately $245.0 million plus customary working capital adjustments in cash, and certain potential future payments based primarily upon the successful achievement of specified development and regulatory milestones for the DMD and DM1 programs.
In October 2019, we completed our acquisition of Semma, a privately-held company focused on the use of stem cell-derived human islets as a potentially curative treatment for type 1 diabetes. Our acquisition of Semma advanced our cell therapy capabilities and supports the development of transformative therapies for type 1 diabetes. In connection with the acquisition, we acquired all of the outstanding equity of Semma for approximately $950 million in cash.
Our Exonics acquisition was accounted for as a business combination in the third quarter of 2019.  The upfront payment and fair value of contingent consideration as of the acquisition date for Exonics was allocated primarily to goodwill.  We recorded the fair value of Exonics’ DMD/DM1 programs as an in-process research and development asset.  The fair value of contingent consideration was recorded as a liability and will be adjusted on a quarterly basis in the future.  As a result, the acquisition of Exonics is primarily reflected in additional assets and liabilities on our condensed consolidated balance sheet.  Operating expenses incurred by Exonics after the acquisition date and specific expenses associated with the acquisition are reflected in our condensed statements of operations for the three and nine months ended September 30, 2019.
Our acquisition of Semma is expected to be accounted for as a business combination in the fourth quarter of 2019.  We expect that the Semma acquisition will result in significant additional assets allocated either to goodwill or to in-process research and development assets as of December 31, 2019.  In addition, Semma operating expenses after the acquisition date and specific expenses association with the Semma acquisition will be reflected in our condensed statements of operations.
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

•	Kymera Therapeutics, pursuant to which we are looking to advance small molecule protein degraders against multiple targets.

•	Arbor Biotechnologies, Inc., or Arbor, pursuant to which we are collaborating on the discovery of novel proteins, including DNA endonucleases, to advance the development of new gene-editing therapies.

Generally, when we in-license a technology or drug candidate, we make upfront payments to the collaborator, assume the costs of the program and agree to make contingent payments, which could consist of milestone, royalty and option payments. Most of these collaboration payments are expensed as research and development expenses; however, depending on many factors, including the structure of the collaboration, the significance of the drug candidate that we license to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. In the nine months ended September 30, 2019, our research and development expenses included $261.6 million related to upfront and milestones payments pursuant to our collaboration agreements. In the nine months ended September 30, 2018, upfront and milestone payments pursuant to our collaboration agreements were not a significant component of our research and development expenses.
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
Please refer to Note C, “Collaborative Arrangements and Acquisitions,” for further information regarding our VIEs, acquisitions, in-license agreements and out-license agreements. For additional information regarding our VIEs, see our critical accounting policies in our 2018 Annual Report on Form 10-K.
Strategic Investments
In connection with our business development activities, we have periodically made equity investments in our collaborators. As of September 30, 2019 and December 31, 2018, we held strategic equity investments in CRISPR and Moderna, Inc., or Moderna, both public companies, as well as certain private companies, and we plan to make additional strategic equity investments in the future. While we invest the majority of our cash, cash equivalents and marketable securities in instruments that meet specific credit quality standards and limit our exposure to any one issue or type of instrument, our strategic investments are maintained and managed separately from our other cash, cash equivalents and marketable securities. Any changes in the fair value of equity investments with readily determinable fair values (including publicly traded securities such as CRISPR and Moderna) are recorded to other income (expense), net in our condensed consolidated statement of operations. For equity investments without readily determinable fair values (including private equity investments), each reporting period we are required to re-evaluate the carrying value of the investment, which may result in other income (expense).
In the nine months ended September 30, 2019 and 2018, we recorded within other income (expense), unrealized gains of $68.9 million and $88.2 million, respectively, related to increases in the fair value of our strategic investments, which were included in our net income attributable to Vertex. To the extent that we continue to hold strategic investments, particularly strategic investments in publicly traded companies, we will record other income (expense) related to these strategic investments on a quarterly basis. Due to the high volatility of stocks in the biotechnology industry, we expect the value of these strategic investments to fluctuate and that the increases or decreases in the fair value of these strategic investments will continue to have material impacts on our net income (expense) and our profitability on a quarterly and/or annual basis.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Revenues	$949,828	$784,535	$165,293	21%	$2,749,556	$2,177,491	$572,065	26%
Operating costs and expenses	850,495	578,886	271,609	47%	2,103,455	1,670,063	433,392	26%
Other non-operating (expense) income, net	(28,667)	(68,848)	40,181	(58)%	71,868	44,678	27,190	61%
Provision for income taxes	13,148	8,055	**	**	124,393	5,737	**	**
Net income attributable to Vertex	$57,518	$128,746	$(71,228)	(55)%	$593,576	$546,369	$47,207	9%

Net income per diluted share attributable to Vertex common shareholders	$0.22	$0.50			$2.28	$2.11
Diluted shares used in per share calculations	260,473	259,788			260,182	258,972
							** Not meaningful
Net Income Attributable to Vertex
Net income attributable to Vertex was $57.5 million in the third quarter of 2019 as compared to net income attributable to Vertex of $128.7 million in the third quarter of 2018. Our total revenues increased in the third quarter of 2019 as compared to the third quarter of 2018 due to a $167.3 million increase in net product revenues. The increase in operating costs and expenses in the third quarter of 2019 as compared to the third quarter of 2018 was primarily due to a $175.0 million upfront payment we made in the third quarter of 2019 pursuant to our collaboration agreement with CRISPR (which is included in research expenses), as well as increased cost of sales associated with our increasing net product revenues and increases in other expenses.
Net income attributable to Vertex was $593.6 million in the nine months ended September 30, 2019 as compared to net income attributable to Vertex of $546.4 million in the nine months ended September 30, 2018. Our total revenues increased in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 due to a $577.3 million increase in net product revenues. The increase in operating costs and expenses in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to a total of $225.0 million in upfront payments we made in 2019 pursuant to our collaboration agreements with CRISPR and Kymera (which are included in research expenses), as well as increased cost of sales associated with our increasing net product revenues and increases in other expenses.
Other non-operating (expense) income, net in the third quarter of 2019 and in the third quarter of 2018 primarily related to total unrealized losses associated with decreases in the fair value of our strategic investments. Other non-operating (expense) income, net in the nine months ended September 30, 2019 and in the nine months ended September 30, 2018 primarily related to total unrealized gains associated with increases in the fair value of our strategic investments.
In the first quarter of 2019, we began recording a provision for income taxes based primarily on our pre-tax income using an estimated effective tax rate that approximates statutory rates, resulting in a provision for income taxes of $13.1 million and $124.4 million for the third quarter and nine months ended September 30, 2019, respectively. Due to our ability to offset our pre-tax income against previously benefited net operating losses, the majority of our tax provision in 2019 is a non-cash expense. In the third quarter and nine months ended September 30, 2018, we did not record a similar provision for income taxes based on our pre-tax income because we did not release our tax valuation allowance until the fourth quarter of 2018.
Earnings Per Share
Diluted net income per share attributable to Vertex common shareholders was $0.22 in the third quarter of 2019 as compared to diluted net income per share attributable to Vertex common shareholders of $0.50 in the third quarter of 2018.
Diluted net income per share attributable to Vertex common shareholders was $2.28 in the nine months ended September 30, 2019 as compared to diluted net income per share attributable to Vertex common shareholders of $2.11 in the nine months ended September 30, 2018.

Revenues

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Product revenues, net	$949,828	$782,511	$167,317	21%	$2,747,461	$2,170,152	$577,309	27%
Collaborative and royalty revenues	—	2,024	**	**	2,095	7,339	(5,244)	(71)%
Total revenues	$949,828	$784,535	$165,293	21%	$2,749,556	$2,177,491	$572,065	26%

							** Not meaningful
Product Revenues, Net

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
SYMDEKO/SYMKEVI	$403,714	$254,919	$148,795	58%	$1,085,821	$474,601	$611,220	129%
ORKAMBI	296,711	281,859	14,852	5%	906,159	947,186	(41,027)	(4)%
KALYDECO	249,403	245,733	3,670	1%	755,481	748,365	7,116	1%
Total product revenues, net	$949,828	$782,511	$167,317	21%	$2,747,461	$2,170,152	$577,309	27%
In the third quarter and nine months ended September 30, 2019, our net product revenues increased by $167.3 million and $577.3 million, respectively, as compared to the third quarter and nine months ended September 30, 2018. The increase in net product revenues was primarily due to the increasing number of patients being treated with SYMDEKO/SYMKEVI in both the United States and European Union. We expect our net product revenues to increase in the fourth quarter of 2019 as compared to the third quarter of 2019 as a result of the recent U.S. approval of TRIKAFTA.
SYMDEKO/SYMKEVI
SYMDEKO/SYMKEVI net product revenues were $403.7 million and $1.09 billion in the third quarter and nine months ended September 30, 2019, respectively, as compared to $254.9 million and $474.6 million in the third quarter and nine months ended September 30, 2018, respectively. SYMDEKO was approved by the FDA in February 2018 and SYMKEVI was approved in the European Union in November 2018. In the third quarter and nine months ended September 30, 2019, SYMDEKO/SYMKEVI net product revenues were $54.7 million and $132.4 million, respectively, in ex-U.S. markets.
ORKAMBI
We have continued to increase the number of patients eligible for ORKAMBI through label expansions and additional ex-U.S. reimbursement arrangements. These increases in eligible patients have partially offset the negative effect on ORKAMBI net product revenues resulting from a portion of the patients who were being treated with ORKAMBI switching to SYMDEKO/SYMKEVI. Due primarily to patients switching from ORKAMBI to SYMDEKO in the United States, ORKAMBI net product revenues decreased by 4% in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. In the third quarter and nine months ended September 30, 2019, ORKAMBI net product revenues were $296.7 million and $906.2 million, respectively, including $98.2 million and $287.7 million, respectively, of net product revenues from ex-U.S. markets, compared to ORKAMBI net product revenues of $281.9 million and $947.2 million in the third quarter and nine months ended September 30, 2018, respectively, including $73.0 million and $220.5 million, respectively, of net product revenues from ex-U.S. markets. We have received significant cash and recognized limited net product revenues to date on sales of ORKAMBI supplied under early access programs in France due to ongoing pricing discussions regarding the reimbursement rate for ORKAMBI. Please refer to Note B, “Revenue Recognition,” for a discussion of our accounting treatment for our early access program for ORKAMBI in France.
KALYDECO
In the third quarter and nine months ended September 30, 2019, KALYDECO net product revenues were $249.4 million and $755.5 million, respectively, including $86.6 million and $277.5 million, respectively, of net product revenues from ex-U.S. markets, compared to KALYDECO net product revenues of $245.7 million and $748.4 million in the third quarter and nine months ended September 30, 2018, respectively, including $90.9 million and $268.7 million, respectively, of net product revenues from ex-U.S. markets. KALYDECO net product revenues were similar in the third quarter and nine months ended September 30, 2019 to the third quarter and nine months ended September 30, 2018 due to additional patients being treated with KALYDECO as we completed reimbursement discussions in various ex-U.S. jurisdictions and increased the number of patients eligible to receive KALYDECO through label expansions, offset by a portion of the patients who were being treated with KALYDECO switching to SYMDEKO in the United States.
Collaborative and Royalty Revenues
We did not record any collaborative and royalty revenues in the third quarter of 2019. In the nine months ended September 30, 2019, our collaborative and royalty revenues were $2.1 million. Our collaborative and royalty revenues were $2.0 million in the third quarter of 2018 and $7.3 million in the nine months ended September 30, 2018. Our collaborative revenues have historically fluctuated significantly from one period to another and may continue to fluctuate in the future. Our future royalty revenues will be dependent on if, and when, our collaborators, including Janssen and Merck KGaA, Darmstadt, Germany are able to successfully develop drug candidates that we have out-licensed to them.
Operating Costs and Expenses

`	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Cost of sales	$131,914	$111,255	$20,659	19%	$362,746	$287,250	$75,496	26%
Research and development expenses	555,948	330,510	225,438	68%	1,274,529	978,595	295,934	30%
Sales, general and administrative expenses	159,674	137,295	22,379	16%	463,221	404,406	58,815	15%
Change in fair value of contingent consideration	2,959	—	2,959	**	2,959	—	2,959	**
Restructuring income	—	(174)	174	**	—	(188)	188	**
Total costs and expenses	$850,495	$578,886	$271,609	47%	$2,103,455	$1,670,063	$433,392	26%

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
Over the last several years, our cost of sales has been increasing primarily due to increased net product revenues. Our cost of sales as a percentage of our net product revenues was approximately 14% in each of the third quarter of 2018 and 2019. Our cost of sales as a percentage of our net product revenues was approximately 13% in each of the nine months ended September 30, 2018 and 2019. In the fourth quarter of 2019, we expect our total cost of sales to be similar to our cost of sales as a percentage of total net product revenues in the third quarter of 2019.
Research and Development Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Research expenses	$302,418	$83,701	$218,717	261%	$537,509	$247,656	$289,853	117%
Development expenses	253,530	246,809	6,721	3%	737,020	730,939	6,081	1%
Total research and development expenses	$555,948	$330,510	$225,438	68%	$1,274,529	$978,595	$295,934	30%
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
Since January 2017, we have incurred approximately $4.0 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2018 and the nine months ended September 30, 2019, costs related to our CF programs represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. Until we have data from Phase 3 clinical trials, we cannot make a meaningful estimate regarding when, or if, a clinical development program will generate revenues and cash flows. In October 2019, we obtained approval for TRIKAFTA and we recently submitted a MAA to the EMA for the triple combination regimen of elexacaftor, tezacaftor and ivacaftor.
Research Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Research Expenses:
Salary and benefits	$33,767	$21,745	$12,022	55%	$80,644	$67,078	$13,566	20%
Stock-based compensation expense	16,170	16,462	(292)	(2)%	50,843	47,503	3,340	7%
Outsourced services and other direct expenses	27,721	21,548	6,173	29%	78,707	65,409	13,298	20%
Collaboration and asset acquisition payments	198,979	1,791	197,188	**	251,179	4,350	246,829	**
Infrastructure costs	25,781	22,155	3,626	16%	76,136	63,316	12,820	20%
Total research expenses	$302,418	$83,701	$218,717	261%	$537,509	$247,656	$289,853	117%

							** Not meaningful
We expect to continue to invest in our research programs with a focus on identifying drug candidates with the goal of creating transformative medicines for serious diseases. Our research expenses increased by 261% in the third quarter of 2019 as compared to the third quarter of 2018 primarily as a result of a $175.0 million upfront payment to CRISPR in the third quarter of 2019, as well as expenses related to additional headcount in our research organization and increased infrastructure costs. The increase of 117% in our research expenses for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 also included a $50.0 million upfront payment to Kymera in the second quarter of 2019. The increase in salary and benefits during the third quarter and nine months ended September 30, 2019 was primarily related to costs associated with our acquisition of Exonics. Our research expenses have been affected, and are expected to continue to be affected, by research expenses associated with our business development activities.

Development Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Development Expenses:
Salary and benefits	$59,552	$56,417	$3,135	6%	$178,254	$167,208	$11,046	7%
Stock-based compensation expense	36,334	36,456	(122)	—%	117,008	105,515	11,493	11%
Outsourced services and other direct expenses	103,868	104,892	(1,024)	(1)%	281,997	319,582	(37,585)	(12)%
Collaboration and asset acquisition payments	5,000	—	5,000	**	10,440	250	10,190	**
Drug supply costs	3,571	12,301	(8,730)	(71)%	16,911	32,014	(15,103)	(47)%
Infrastructure costs	45,205	36,743	8,462	23%	132,410	106,370	26,040	24%
Total development expenses	$253,530	$246,809	$6,721	3%	$737,020	$730,939	$6,081	1%

							** Not meaningful
Our development expenses increased by 3% in the third quarter of 2019 as compared to the third quarter of 2018 and increased by 1% in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to increased headcount and infrastructure costs to support our advancing pipeline and increased milestones related to our collaborative agreements offset by decreased expenses related to our CF programs.
Sales, General and Administrative Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Sales, general and administrative expenses	$159,674	$137,295	$22,379	16%	$463,221	$404,406	$58,815	15%
Sales, general and administrative expenses increased by 16% in the third quarter of 2019 as compared to the third quarter of 2018 and increased by 15% in the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, primarily due to increased global support for our medicines and incremental investment to support the launch of our triple combination regimen.
Contingent Consideration
The increase in the fair value of contingent consideration in the third quarter and nine months ended September 30, 2019 was $3.0 million. The change in fair value of contingent consideration relates to contingent development and regulatory milestone payments resulting from the acquisition of Exonics in the third quarter of 2019. There were no similar amounts for the third quarter and nine months ended September 30, 2018.
Other Non-Operating Income (Expense), Net
Interest Income
Interest income increased from $10.5 million in the third quarter of 2018 to $17.6 million in the third quarter of 2019 primarily due to an increase in our cash equivalents and marketable securities. Interest income increased from $24.4 million in the nine months ended September 30, 2018 to $51.3 million in the nine months ended September 30, 2019 primarily due to an increase in our cash equivalents and marketable securities and prevailing market interest rates. Our future interest income will be dependent on the amount of, and prevailing market interest rates on, our outstanding cash equivalents and marketable securities.
Interest Expense
Interest expense was $14.5 million and $44.3 million in the third quarter and nine months ended September 30, 2019, respectively, compared to $18.7 million and $53.7 million in the third quarter and nine months ended September 30, 2018, respectively. The majority of our interest expense in these periods was related to imputed interest expense associated with our leased corporate headquarters in Boston and our research site in San Diego. On January 1, 2019, we adopted ASC 842,

Leases, which resulted in a reduction in our imputed interest expense associated with these leases in the third quarter and nine months ended September 30, 2019 as compared to the third quarter and nine months ended September 30, 2018. We expect similar reductions in our imputed interest expense associated with these leases in the initial years subsequent to the adoption of this accounting guidance as compared to the amounts that were recorded in accordance with the previously applicable guidance. In addition to the updated accounting guidance, our future interest expense will also be dependent on whether, and to what extent, we borrow amounts under our credit facility.
Other Income (Expense), Net
Other income (expense), net was an expense of $31.7 million and income of $64.8 million in the third quarter and nine months ended September 30, 2019, respectively, compared to an expense of $61.0 million and income of $89.7 million in the third quarter and nine months ended September 30, 2018, respectively. Our other income (expense), net in these periods is primarily related to changes in the fair value of our strategic investments. The value of these strategic investments has fluctuated significantly in the past and we expect our other income (expense), net to continue to fluctuate in future periods based on increases or decreases in the fair value of our strategic investments.
Noncontrolling Interest
The net income attributable to noncontrolling interest recorded on our condensed consolidated statements of operations reflects our VIE’s net (income) loss for the reporting period adjusted for any changes in the noncontrolling interest holders’ claim to net assets, including contingent milestone, royalty and option payments. As of December 31, 2018, we deconsolidated BioAxone and had no noncontrolling interest in the third quarter and nine months ended September 30, 2019 as a result. In the third quarter and nine months ended September 30, 2018, we recorded a net loss attributable to noncontrolling interest of $0.3 million and net income attributable to noncontrolling interest of $15.6 million, respectively.
Income Taxes
In the third quarter of 2019, we recorded a provision for income taxes of $13.1 million as compared to a provision for income taxes of $8.1 million in the third quarter of 2018. In the nine months ended September 30, 2019, we recorded a provision for income taxes of $124.4 million as compared to a provision for income taxes of $5.7 million in the nine months ended September 30, 2018. Our effective tax rate for the nine months ended September 30, 2019 is lower than the U.S. statutory rate primarily due to excess tax benefits related to stock-based compensation. The change in our provision for income taxes in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to the release of our valuation allowance on the majority of our net operating losses and other deferred tax assets in the fourth quarter of 2018. Starting in 2019, we began recording a provision for income taxes on our pre-tax income using an estimated effective tax rate that approximates statutory rates. Due to our ability to offset our pre-tax income against previously benefited net operating losses, we expect the majority of our tax provision to represent a non-cash expense until our net operating losses have been fully utilized.
The provision for income taxes in the third quarter of 2018 and provision for income taxes for the nine months ended September 30, 2018 primarily related to excess tax benefits associated with stock-based compensation, a provision for income taxes attributable to noncontrolling interest and our U.S. state and foreign taxes.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,	Increase/(Decrease)
	2019	2018	$	%
	(in thousands)
Cash, cash equivalents and marketable securities	$3,996,331	$3,168,242	$828,089	26%
Working Capital
Total current assets	4,777,094	3,843,109	933,985	24%
Total current liabilities	(1,388,894)	(1,120,292)	268,602	24%
Total working capital	$3,388,200	$2,722,817	$665,383	24%
As of September 30, 2019, total working capital was $3.4 billion, which represented an increase of $665 million from $2.7 billion as of December 31, 2018. The most significant items that increased total working capital in the nine months ended September 30, 2019 were $1.1 billion of cash provided by operations and a $68.9 million increase in the fair value of our strategic investments partially offset by approximately $245.8 million of cash used to acquire Exonics. We also used cash of $156.0 million to repurchase our common stock, which was offset by cash of $144.6 million we received from issuance of common stock under our employee benefit plans.
Sources of Liquidity
As of September 30, 2019, we had cash, cash equivalents and marketable securities of $4.0 billion, which represented an increase of $828 million from $3.2 billion as of December 31, 2018. We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity. Future cash flows will be dependent on, among other things, the timing of and our ability to complete reimbursement discussions in certain European countries and, if and when, we obtain approval for a triple combination regimen in Europe.
We may borrow up to $500.0 million pursuant to a revolving credit facility that we entered into in September 2019. We may repay and reborrow amounts under the revolving credit agreement without penalty. Subject to certain conditions, we may request that the borrowing capacity under this credit agreement be increased by an additional $500.0 million, up to a total of $1.0 billion.
In the nine months ended September 30, 2019, we received significant proceeds from the issuance of common stock under our employee benefit plans, but the amount and timing of future proceeds from employee benefits plans is uncertain. Other possible sources of future liquidity include strategic collaborative agreements that include research and/or development funding, commercial debt, public and private offerings of our equity and debt securities, development milestones and royalties on sales of products, software and equipment leases, strategic sales of assets or businesses and financial transactions. Negative covenants in our credit agreement may prohibit or limit our ability to access these sources of liquidity.
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

•	To the extent we borrow amounts under the credit agreement we entered into in September 2019, we would be required to repay any outstanding principal amounts in 2024.

•	In August 2019, we entered into an agreement to acquire Semma. In connection with the closing of this transaction in October 2019, we paid Semma’s equity holders approximately $950.0 million in cash.
In January 2018, we announced a share repurchase program to repurchase up to $500.0 million of shares of our common stock through December 31, 2019. As of September 30, 2019, we had repurchased the entire $500.0 million of our common stock that was authorized under the 2018 share repurchase program. In July 2019, we announced a new share repurchase program, pursuant to which we are authorized to repurchase up to $500.0 million of our common stock between August 1, 2019 and December 31, 2020. As of September 30, 2019, we have purchased $12.0 million of our common stock pursuant to the new share repurchase program.

We expect that cash flows from our products together with our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amounts of future revenues generated by products, including TRIKAFTA, which was recently approved in the United States, the potential introduction of one or more of our other drug candidates to the market, the level of our business development activities and the number, breadth, cost and prospects of our research and development programs.
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
CONTRACTUAL COMMITMENTS AND OBLIGATIONS
Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission, or SEC, on February 13, 2019. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K other than (i) additional potential future milestone and royalty payments upon the achievement of pre-established developmental and regulatory targets and/or commercial targets pursuant to business development transactions that we entered into in 2019, (ii) an aggregate of approximately $420.0 million in payments we made to CRISPR and shareholders of Exonics in connection with business development transactions that closed in July 2019, and (iii) approximately $950.0 million that we paid in connection with the closing of our acquisition of Semma in October 2019.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the nine months ended September 30, 2019, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 13, 2019, except as set forth below:
Acquisition
In connection with our acquisition of Exonics in the third quarter of 2019, we recorded a single in-process research and development asset of $13.0 million, goodwill of $397.1 million and a contingent consideration liability of $172.0 million. Goodwill reflects the difference between the fair value of the consideration transferred and the fair value of the net assets acquired. The fair value of the in-process research and development asset and contingent consideration was determined through a discounted cash flow analysis, which required management to make significant judgments and estimates. Please refer to Note C, “Collaborative Arrangements and Acquisitions,” for further information.
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
In September 2019, we entered into a credit agreement. Loans under the credit agreement bear interest, at our option, at either a base rate or a Eurocurrency rate, in each case plus an applicable margin. The applicable margin on base rate loans ranges from 0.125% to 0.50% and the applicable margin on Eurocurrency loans ranges from 1.125% to 1.50%, in each case, based on our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period). We do not believe that changes in interest rates related to the credit agreement would have a material effect on our financial statements. As of September 30, 2019, we had no principal or interest outstanding. A portion of our “Interest expense” in the fourth quarter of 2019 will be dependent on whether, and to what extent, we borrow amounts under the existing facility.
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
We have a foreign currency management program with the objective of reducing the effect of exchange rate fluctuations on our operating results and forecasted revenues and expenses denominated in foreign currencies. We currently have cash flow hedges for the Euro, British Pound, Canadian Dollar and Australian Dollar related to a portion of our forecasted product revenues that qualify for hedge accounting treatment under U.S. GAAP. We do not seek hedge accounting treatment for our foreign currency forward contracts related to monetary assets and liabilities that impact our operating results. As of September 30, 2019, we held foreign exchange forward contracts that were designated as cash flow hedges with notional amounts totaling $672.2 million and had a net fair value of $29.0 million recorded on our condensed consolidated balance sheet.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in exchange rates. Assuming that the September 30, 2019 exchange rates were to change by a hypothetical 10%, the fair value recorded on our condensed consolidated balance sheet related to our foreign exchange forward contracts that were designated as cash flow hedges as of September 30, 2019 would change by approximately $67.2 million. However, since these contracts hedge a specific portion of our forecasted product revenues denominated in certain foreign currencies, any change in the fair value of these contracts is recorded in “Accumulated other comprehensive income” on our condensed consolidated balance sheet and is reclassified to earnings in the same periods during which the underlying product revenues affect earnings. Therefore, any change in the fair value of these contracts that would result from a hypothetical 10% change in exchange rates would be entirely offset by the change in value associated with the underlying hedged product revenues resulting in no impact on our future anticipated earnings and cash flows with respect to the hedged portion of our forecasted product revenues.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management (under the supervision and with the participation of our chief executive officer and chief financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, as of September 30, 2019 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

•	our expectations regarding the timing and structure of clinical trials of our drugs and drug candidates and the expected timing of our receipt of data from our ongoing and planned clinical trials;

•	the data that will be generated by ongoing and planned clinical trials and the ability to use that data to advance compounds, continue development or support regulatory filings;

•	our beliefs regarding the support provided by clinical trials and preclinical and nonclinical studies of our drug candidates for further investigation, clinical trials or potential use as a treatment;

•	our plan to continue investing in our research and development programs and our strategy to develop our drug candidates, alone or with third party-collaborators;

•	the potential future benefits of our acquisitions and collaborations;

•	the establishment, development and maintenance of collaborative relationships;

•	potential business development activities;

•	potential fluctuations in foreign currency exchange rates;

•	our ability to use our research programs to identify and develop new drug candidates to address serious diseases and significant unmet medical needs; and

•	our liquidity and our expectations regarding the possibility of raising additional capital.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
We had a share repurchase program (the “2018 Share Repurchase Program”), announced in January 2018, under which we were authorized to repurchase up to $500.0 million of our common stock by December 31, 2019. As of June 30, 2019, we had repurchased the entire $500.0 million of our common stock that was authorized under the 2018 Share Repurchase Program. In July 2019, we approved a new share repurchase program (the “2019 Share Repurchase Program”), pursuant to which we are authorized to repurchase up to $500.0 million of our common stock between August 1, 2019 and December 31, 2020. The table set forth below shows repurchases of securities by us during the three months ended September 30, 2019, including shares repurchased under our 2019 Share Repurchase Program and a small number of restricted shares repurchased by us from employees pursuant to our equity programs.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (2)
July 1, 2019 to July 31, 2019	1,354	$0.01	—	$500,000,000
August 1, 2019 to August 31, 2019	1,462	$0.01	—	$500,000,000
September 1, 2019 to September 30, 2019	71,534	$167.75	70,713	$488,000,138
Total	74,350	$161.40	70,713	$488,000,138
(1)Consists of 70,713 shares repurchased pursuant to our share repurchase program (described in footnote 2 below) at an average price per share of $169.70 and 3,637 restricted shares repurchased for $0.01 per share from our employees pursuant to our equity plans. While we have restricted shares that are continuing to vest under our equity plans that are subject to repurchase rights upon termination of service, we have transitioned our equity program to granting restricted stock units. Unvested restricted stock units are forfeited upon termination of service and do not result in an issuer repurchase that would be reflected in this table.
(2)Under our 2019 Share Repurchase Program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be made pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the Securities and Exchange Commission. The approximate dollar value of shares that may yet be repurchased is based solely on shares that may be repurchased under the share repurchase program and excludes any shares that may be repurchased under our employee equity programs.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of August 30, 2019, by and among Vertex Pharmaceuticals Incorporated, Vertex Disc Inc., Semma Therapeutics, Inc., and Shareholder Representative Services LLC, solely in its capacity as agent for the Equityholders.+

10.1	Credit Agreement, dated as of September 17, 2019, by and among Vertex Pharmaceuticals Incorporated, Bank of America, N.A. and the other lenders party thereto.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
+	Confidential portions of this exhibit have been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

October 31, 2019	By:	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Chief Financial Officer (principal financial officer and duly authorized officer)