Form 10-K
period 2019-12-31
VERTEX PHARMACEUTICALS INC / MA
filed 2020-02-13
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter of 2019) was $46.7 billion.
As of January 31, 2020, the registrant had 259,268,593 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2020 Annual Meeting of Shareholders, which we expect to hold on June 3, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VERTEX PHARMACEUTICALS INCORPORATED
ANNUAL REPORT ON FORM 10-K
“We,” “us,” “Vertex” and the “Company” as used in this Annual Report on Form 10-K refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.
“Vertex,” “KALYDECO®,” “ORKAMBI®,” “SYMDEKO®,” “SYMKEVI®” and “TRIKAFTA®” are registered trademarks of Vertex. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.
We use the brand name for our products when we refer to the product that has been approved and with respect to the indications on the approved label. Otherwise, including in discussions of our cystic fibrosis development programs, we refer to our compounds by their scientific (or generic) name or VX developmental designation.

PART I

ITEM 1.	BUSINESS
OVERVIEW
We invest in scientific innovation to create transformative medicines for people with serious diseases with a focus on specialty markets.
Cystic Fibrosis
Our goal is to develop treatment regimens that will provide benefits to all patients with cystic fibrosis, or CF, and will enhance the benefits that currently are being provided to patients taking our medicines. Our marketed medicines are TRIKAFTA (elexacaftor/tezacaftor/ivacaftor and ivacaftor), SYMDEKO/SYMKEVI (tezacaftor/ivacaftor and ivacaftor), ORKAMBI (lumacaftor/ivacaftor) and KALYDECO (ivacaftor). We obtained approval from the U.S. Food and Drug Administration, or the FDA, for TRIKAFTA, our triple combination regimen, in October 2019.  This approval increased the number of patients eligible for our medicines in the U.S. by approximately 6,000 and provided an additional treatment option for many patients who are also eligible for one of our previously approved products. We have submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for this triple combination regimen. The FDA approval and the MAA filing were based on positive data from Phase 3 clinical trials evaluating the triple combination regimen in patients 12 years of age or older (i) who have a copy of the F508del mutation in their cystic fibrosis transmembrane conductance regulator, or CFTR, gene and a second mutation that results in minimal CFTR function, whom we refer to as F508del/Min patients, and (ii) who have two copies of the F508del mutation, whom we refer to as F508del homozygous patients. Our four medicines are collectively approved to treat approximately 60% of the 75,000 CF patients in North America, Europe and Australia. We are focused on obtaining approval for the triple combination in ex-U.S. markets for patients 12 years of age and older and evaluating our triple combination in younger patients, with the goal of having treatments for up to 90% of patients with CF. We are also pursuing other therapeutic approaches to address the remaining 10% of CF patients.
Research and Development
Our goal is to identify and develop new medicines by combining transformative advances in the understanding of human disease and in the science of therapeutics to advance human health.
Small Molecule Programs
Alpha-1 Antitrypsin Deficiency. In 2019, we initiated a Phase 2 clinical trial to evaluate VX-814, our first investigational small molecule corrector for the treatment of alpha-1 antitrypsin, or AAT, deficiency. We expect to obtain data from this clinical trial in 2020. A Phase 1 clinical trial to evaluate VX-864, our second investigational small molecule corrector for the treatment of AAT deficiency, is ongoing in healthy volunteers.
APOL1-Mediated Kidney Diseases. In 2019, we completed a Phase 1 clinical trial evaluating VX-147 as a small molecule inhibitor of APOL1 function, a causal genetic factor in focal segmental glomerulosclerosis, or FSGS, and other proteinuric kidney diseases. In 2020, we expect to initiate a Phase 2 proof of concept clinical trial to evaluate VX-147.
Pain. We believe that NaV1.8 inhibitors have the potential to provide an effective non-opioid treatment for pain. We expect to begin clinical development of a NaV1.8 inhibitor in the first half of 2020.
Cell and Genetic Therapies
Sickle cell disease and beta-thalassemia. We are co-developing CTX001, an investigational gene-editing treatment for beta-thalassemia and sickle cell disease, with CRISPR Therapeutics AG, or CRISPR. Enrollment is ongoing in our two Phase 1/2 clinical trials to evaluate CTX001. In November 2019, we announced positive interim data from the first two patients with these hemoglobinopathies treated with the investigational CRISPR/Cas9 gene-editing therapy CTX001 in our ongoing trials.
Type 1 Diabetes. In 2019, we established a preclinical program to develop cell-based therapies for type 1 diabetes through our acquisition of Semma Therapeutics, Inc., or Semma.

Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1. In 2019, we established preclinical genetic therapy programs for DMD and DM1, through our acquisition of Exonics Therapeutics, Inc., or Exonics, and the expansion of our collaboration with CRISPR.
We plan to continue investing in our research and development programs and fostering scientific innovation, including by continuing to identify additional drug candidates through our internal research efforts and investing in business development transactions to access emerging technologies, drugs and drug candidates.
CYSTIC FIBROSIS
Background
CF is a life-shortening genetic disease affecting approximately 75,000 people in North America, Europe and Australia. CF is caused by a defective or missing CFTR protein resulting from mutations in the CFTR gene. To develop CF, children must inherit two defective CFTR genes, which are referred to as alleles; one allele is inherited from each parent. The vast majority of patients with CF carry at least one of the two of the most prevalent mutations, the F508del mutation or the G551D mutation. The F508del mutation results in a defect in the CFTR protein in which the CFTR protein does not reach the surface of the cells in sufficient quantities. The G551D mutation results in a defect in the CFTR protein in which the defective protein reaches the surface of a cell but does not efficiently transport chloride ions across the cell membrane.
The absence of working CFTR proteins results in poor flow of salt and water into and out of cells in a number of organs, including the lungs. As a result, thick, sticky mucus builds up and blocks the passages in many organs, leading to a variety of symptoms. In particular, mucus builds up and clogs the airways in the lungs, causing chronic lung infections and progressive lung damage. CFTR potentiators such as ivacaftor and VX-561 increase the probability that the CFTR protein channels open on the cell surface, increasing the flow of salt and water into and out of the cell. CFTR correctors, such as lumacaftor, tezacaftor, and elexacaftor, help CFTR proteins reach the cell surface.
Our Medicines
Our medicines, TRIKAFTA, SYMDEKO/SYMKEVI, ORKAMBI and KALYDECO, are collectively approved to treat approximately 60% of the 75,000 CF patients in North America, Europe and Australia. Our approved medicines, including information regarding the indication and age groups for which the medicine is approved, are set forth in the table below.

Product	Scientific Name	Region/Initial Approval	Indication	Eligible Age Group
	elexacaftor/tezacaftor/ivacaftor and ivacaftor	U.S. (2019)	CF patients with at least one F508del mutation	12 years of age and older
	tezacaftor/ivacaftor and ivacaftor	U.S. (2018)	CF patients (i) homozygous for the F508del mutation or (ii) with at least one mutation that is responsive to tezacaftor/ivacaftor	6 years of age and older
	tezacaftor/ivacaftor	European Union (2018)	CF patients (i) homozygous for the F508del mutation or (ii) with one copy of the F508del mutation and one copy of certain mutations that result in residual CFTR activity	12 years of age and older
	lumacaftor/ivacaftor	U.S. (2015)	CF patients homozygous for the F508del mutation	2 years of age and older
	lumacaftor/ivacaftor	European Union (2015)	CF patients homozygous for the F508del mutation	2 years of age and older
	ivacaftor	U.S. (2012)	CF patients with G551D and other specified mutations	6 months of age and older
	ivacaftor	European Union (2012)	CF patients with G551D and other specified mutations	6 months of age and older

In addition to the European Union and the United States, we market our products in additional countries, including Australia and Canada. We continuously seek to increase the number of patients eligible to receive our current medicines through label expansions and the approval of new medicines. Activities in support of these efforts include:
TRIKAFTA

•	In October 2019, we received approval from the FDA for TRIKAFTA for the treatment of patients with CF 12 years of age and older who have at least one copy of the F508del mutation.

•	In the fourth quarter of 2019, the MAA we submitted for the triple combination of elexacaftor, tezacaftor, and ivacaftor in patients 12 years of age and older was validated by the EMA.

•
A Phase 3 clinical trial evaluating the triple combination of elexacaftor, tezacaftor and ivacaftor in children six to 11 years of age who are F508del homozygous or who have one copy of the F508del mutation and one minimum function mutation is ongoing.

SYMDEKO/SYMKEVI

•	In June 2019, we obtained approval for SYMDEKO in the United States for children 6 to 11 years of age.

•	In the fourth quarter of 2019, we submitted an application to the EMA to extend the indication of tezacaftor in combination with ivacaftor to patients 6 to 11 years of age.
ORKAMBI

•	In January 2019, we obtained approval for ORKAMBI in the European Union for children 2 to 5 years of age.
KALYDECO

•	In April 2019, we obtained approval for KALYDECO in the United States for infants 6 to <12 months of age.

•	In December 2019, we obtained approval for KALYDECO in the European Union for infants 6 to <12 months of age.
Drug Candidates

•	We are evaluating VX-121, an additional next-generation corrector, and VX-561, a potentiator, in Phase 2 clinical development.
RESEARCH AND DEVELOPMENT PROGRAMS
We invest in research and development in order to discover and develop transformative medicines for people with serious diseases. Our strategy is to combine transformative advances in the understanding of human disease and the science of therapeutics in order to identify and develop new medicines. Our approach to drug discovery historically focused on the research and development of small molecule drugs, which has been validated through our success in moving novel small molecule drug candidates into clinical trials and obtaining marketing approvals for TRIKAFTA, KALYDECO, ORKAMBI and SYMDEKO/SYMKEVI for the treatment of CF and INCIVEK (telaprevir) for the treatment of hepatitis C infection. Over the last several years, we have expanded our research capabilities to include additional innovative therapeutic approaches with a focus on cell and genetic therapies, including:

•	our collaboration with CRISPR in hemoglobinopathies and other diseases;

•	our establishment of preclinical genetic therapy programs for DMD and DM1, through our acquisition of Exonics; and

•	our establishment of a preclinical program to develop cell-based therapies for type 1 diabetes through our acquisition of Semma.
The experience we gained developing medicines for CF and our analysis of research and development programs conducted by other companies in our industry have shaped a disciplined strategy that guides our investments in research and development and external innovation that focuses on:

•	transformative treatments for life-threatening diseases with a high unmet medical need;

•	targets validated as playing a causal role in the human biology of a disease;

•	innovative approaches to addressing those targets;

•	biological assays and clinical biomarkers that we believe will be predictive of clinical responses; and

•	efficient clinical and regulatory paths to bring new medicines to patients.
In addition to continuing our research to identify additional drug candidates for the treatment of CF, we are focusing our research and development efforts on developing products for the treatment of serious diseases including AAT deficiency, APOL1-mediated FSGS, pain, sickle cell disease, beta-thalassemia, DMD, DM1 and type 1 diabetes.
To augment our internal programs, we seek to acquire businesses and technologies and to collaborate with biopharmaceutical and technology companies, leading academic research institutions, government laboratories, foundations and other organizations as needed to advance research in our areas of therapeutic interest as well as to access technologies needed to execute on our strategy. We have established such relationships with organizations around the world and intend to extend and leverage that experience to further our research efforts to discover transformational medicines for serious diseases. We will continue to identify and evaluate potential acquisitions and collaborations that may be similar to or different from the transactions that we have engaged in previously.
Small Molecule Programs
Alpha-1 Antitrypsin Deficiency
AAT deficiency is caused by mutations in the SERPINA1 gene that produces AAT protein. To develop AAT deficiency, people must inherit two mutant SERPINA1 alleles (one from each parent). The mutations result in a defect in the AAT protein in which the protein does not fold correctly. This folding defect causes the AAT protein to accumulate in the liver (where it is produced), which can cause liver damage. As a result, the protein fails to reach other organs in adequate quantity and function, particularly in the lungs, where its normal role is to protect them from the digestive effects of certain proteases. The unchecked activity of these proteases can cause auto-digestion of lung tissue and may lead over time to emphysema or chronic pulmonary obstructive disease, and lung infections. Currently, there is no cure or treatment that targets the underlying cause of the disease in both the liver and the lung. Available treatments are aimed at transiently increasing levels of AAT in the blood, but have no effect in the liver. Patients living with AAT deficiency typically experience recurring hospital visits and a shortened life expectancy.
We are seeking to develop medicines to treat AAT deficiency. In the laboratory, we have discovered multiple small molecule correctors that restore normal folding of the mutant AAT protein, with the potential to treat both the liver and lung diseases caused by AAT deficiency. In 2019, we began a Phase 2 clinical trial evaluating VX-814 as a potential treatment for AAT deficiency. In addition, in 2019, we initiated a Phase 1 clinical trial evaluating VX-864, our second investigational small molecule corrector for the treatment of AAT deficiency, in healthy volunteers.
APOL1-Mediated Kidney Diseases
Inherited mutations in the APOL1 gene play a causal role in the biology of FSGS as well as other kidney diseases. FSGS is a rare disease that attacks the kidney’s filtering units, causing leakage of protein into the urine followed later by deterioration in kidney function, scarring, and, ultimately, permanent kidney damage. FSGS is a leading cause of nephrotic syndrome in children and kidney failure in adults. We have discovered multiple novel small molecules that inhibit the function of APOL1 protein with the goal of treating APOL1-mediated FSGS. In 2019, we completed a Phase 1 clinical trial for VX-147, our first investigational oral small molecule medicine for the treatment of FSGS and other serious kidney diseases. We expect to begin a Phase 2 clinical trial to evaluate VX-147 in 2020.
Pain
Pain can develop from a variety of pathophysiological and psychological conditions. Patients with pain can suffer from acute pain (for example, following surgery or an injury), neuropathic pain (when there is damage to a nerve), and musculoskeletal pain. Current treatments may not work well or cause significant side effects. In addition, there is the potential for addiction and the practice of over- and mis-utilization, as well as underutilization of current pain medicines.
Vertex has discovered multiple inhibitors of the sodium channel 1.8, or NaV1.8, as potential treatments for pain. Consistent with our research strategy, the Nav1.8 protein is a validated target for pain based both on inherited mutations that cause pain syndromes as well as through our own clinical trial data. Specifically, we have obtained positive results from three separate Phase 2 clinical trials evaluating VX-150, a NaV1.8 inhibitor, in patients with three different pain conditions: acute, neuropathic and musculoskeletal pain. We continue to focus our research and development efforts on discovering, developing and advancing inhibitors of NaV1.8 as a potential treatment for pain. In the first quarter of 2020, we announced the discontinuation of Phase 1 development of VX-961 and that we expect to begin clinical development of an additional molecule in the first half of 2020.
Out-licenses
Our research team has also discovered several additional first-in-class compounds that were out-licensed to collaborators consistent with our corporate strategy. Several of these compounds are continuing in clinical development. Janssen Pharmaceuticals, Inc., or Janssen, is developing pimodivir, a compound we discovered and licensed to Janssen in 2014, as a potential treatment for the influenza A virus. Janssen is conducting Phase 3 clinical trials of pimodivir in combination with standard of care treatment in patients who are hospitalized or are outpatients at a higher risk of influenza-related complications.
Cell and Genetic Therapies
Sickle Cell Disease and Beta-Thalassemia
Sickle cell disease and beta-thalassemia are hemoglobinopathies, a group of inherited blood disorders that result from gene mutations that alter hemoglobin, a protein in red blood cells that delivers oxygen and removes carbon dioxide throughout the body.
Sickle cell disease is caused by the change of a single amino acid in the hemoglobin gene that causes red cells to change shape in settings of low oxygen. These sickled cells block blood flow and can lead to severe pain, organ damage and shortened life span. Treatment is typically focused on relieving pain and minimizing organ damage, requiring medication and, for some patients, monthly blood transfusions and frequent hospital visits.
Beta-thalassemia is caused by mutations in hemoglobin that lead to severe anemia in patients, which causes fatigue and shortness of breath. In infants, beta-thalassemia causes failure to thrive, jaundice and feeding problems. Complications of beta-thalassemia can lead to an enlarged spleen, liver and/or heart, misshapen bones and delayed puberty. Treatment for beta-thalassemia varies depending on the disease severity for each patient, with severely affected patients requiring regular blood transfusions, as frequently as every two to four weeks. Blood transfusions eventually cause an unhealthy buildup of iron in the patient, leading to organ damage.
We are co-developing CTX001, an investigational gene-editing treatment, for the treatment of hemoglobinopathies, with CRISPR. We are seeking to develop a CRISPR/Cas9-based therapy to treat both beta-thalassemia and sickle cell disease. In November 2019, we announced positive, interim data from the first two patients with severe hemoglobinopathies treated with the investigational CRISPR/Cas9 gene-editing therapy, CTX001, in ongoing Phase 1/2 clinical trials. One patient with severe sickle cell disease received CTX001 in mid-2019 and data for this patient reflect four months of safety and efficacy follow-up. One patient with transfusion-dependent beta-thalassemia received CTX001 in the first quarter of 2019 and data for this patient reflect nine months of safety and efficacy follow-up. These trials are ongoing and additional patients have been enrolled.
Type 1 Diabetes
Type 1 diabetes, or T1D, is a chronic, metabolic disorder caused by an absence of insulin secretion by the beta cells in the pancreas. In patients with T1D the person’s own immune system attacks the insulin-producing islet cells of the pancreas, resulting in a complete lack of insulin. While insulin therapy allows patients to live for decades with the disease, challenges of insulin therapy include inadequate control of blood sugar (both hyper- and hypo-glycemia), burden of care on patients and families, and long-term vascular complications. In 2019, we acquired a preclinical program to develop cell-based therapies for T1D through our acquisition of Semma. We plan to advance this program into clinical development in T1D patients in late 2020 or early 2021.
Duchenne Muscular Dystrophy
Duchenne Muscular Dystrophy, or DMD, and myotonic dystrophy type 1, or DM1, are inherited diseases that result in the weakening and breakdown of skeletal muscles over time. In 2019, we acquired preclinical programs to develop genetic therapies for DMD and DM1 through our acquisition of Exonics and the expansion of our collaboration with CRISPR.

COMMERCIALIZATION OF OUR MEDICINES
Commercial Organization
Our commercial organization focuses on supporting sales of TRIKAFTA, SYMDEKO/SYMKEVI, ORKAMBI and KALYDECO in the markets where these products have been approved. Our sales and marketing organizations are responsible for promoting products to health care providers and obtaining reimbursement for our products from third-party payors, including governmental organizations in the United States and ex-U.S. markets.
Our U.S. field-based CF commercial team is comprised of a small number of individuals to support commercialization of our medicines for CF. We focus our CF marketing efforts in the United States on a relatively small number of physicians and health care professionals who write most of the prescriptions for CF medicines. Many of these physicians and health care professionals are located at a limited number of accredited centers in the United States focused on the treatment of CF. In international markets, we have small sales forces that support KALYDECO, ORKAMBI and SYMDEKO/SYMKEVI in jurisdictions where these products are approved.
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
Reimbursement
Sales of our products depend, to a large degree, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed health care organizations. Increasingly, these third-party payors are becoming stricter in the ways they evaluate medical products and services. Additionally, the containment of health care costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our revenues. Decisions by third-party payors to not cover a product could reduce physician usage of the product.
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
The American Recovery and Reinvestment Act of 2009 provided funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research was to be developed by the Department of Health and Human Services, or HHS, the Agency for Healthcare Research and Quality and the National Institutes of Health, and periodic reports on the status of the research and related expenditures were to be made to the U.S. Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of our products. In the future, it is possible that comparative effectiveness research demonstrating benefits of a competitor’s product could adversely affect the sales of our products. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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
In Europe and many other foreign jurisdictions, the success of our products depends largely on obtaining and maintaining government reimbursement because patients are unable to access prescription pharmaceutical products that are not reimbursed by their governments. Negotiating reimbursement rates in foreign countries can delay the commercialization of a pharmaceutical product and generally results in a reimbursement rate that is lower than the net price that companies can obtain for the same product in the United States.
In some countries, such as Germany, commercial sales of a new product may begin while the reimbursement rate that a company will receive is under discussion. In other countries, a company must complete the reimbursement discussions prior to the commencement of commercial supply of the pharmaceutical product. The requirements governing drug pricing vary widely from country to country. For example, the member states of the European Union can restrict the range of drugs for which their national health insurance systems provide reimbursement and can control the prices of drugs for human use. In addition, many ex-U.S. government payers require companies to provide health economic assessments of products, which are evaluated by government agencies set up for this purpose. A member state may approve a specific price for the drug or it may instead adopt a system of direct or indirect controls on the total amount of money that a company may receive for supply of a drug. Recently, many countries in the European Union have increased the amount of mandatory discounts imposed on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will reimburse our products. Similarly, it could be the case that such countries may only provide for reimbursement on terms that we do not deem adequate. Additionally, reimbursement discussions in ex-U.S. markets may take a significant period of time.
STRATEGIC TRANSACTIONS, COLLABORATIONS AND STRATEGIC INVESTMENTS
As part of our business strategy, we seek to license or acquire drugs, drug candidates, businesses and other technologies that have the potential to complement our ongoing research and development efforts. In addition, we establish business relationships with collaborators to support our research activities and to lead or support development and/or commercialization of certain drug candidates. We expect to continue to identify and evaluate potential acquisitions, licenses and collaborations that may be similar or different from the transactions that we have engaged in previously.
Strategic Transactions
Acquisitions
In July 2019, we acquired Exonics, a privately-held company focused on creating transformative gene-editing therapies to repair mutations that cause DMD and other severe neuromuscular diseases, including DM1. Our acquisition of Exonics enhanced our gene-editing capabilities and supports the potential development of novel therapies for DMD and DM1. In connection with the acquisition, we acquired all of the outstanding equity of Exonics for an upfront payment of approximately $245.0 million plus customary working capital adjustments in cash, and certain potential future payments based primarily upon the successful achievement of specified development and regulatory milestones for the DMD and DM1 programs.
In October 2019, we acquired Semma, a privately-held company focused on the use of stem cell-derived human islets as a potentially curative treatment for T1D. Our acquisition of Semma advanced our cell therapy capabilities and supports the potential development of transformative therapies for T1D. In connection with the acquisition, we acquired all of the outstanding equity of Semma for approximately $950.0 million in cash.
Collaboration and Licensing Arrangements
In-License Agreements
We have entered into various agreements pursuant to which we have obtained access to technologies from third parties and are conducting research and development activities with collaborators. Pursuant to these arrangements, we have obtained development and commercialization rights to resulting drug candidates. Depending on the terms of the arrangements, we may be responsible for the costs of research activities, required to make upfront payments, milestone payments upon the achievement of certain research and development objectives and/or pay royalties on future sales, if any, of commercial products resulting from the collaboration. In our co-development and co-commercialization arrangement with CRISPR, we agreed to split costs and revenues associated with the relevant program. Our current in-license agreements include:

•
Arbor Biotechnologies, Inc. In 2018, we entered into a collaboration with Arbor Biotechnologies, pursuant to which we are focusing on the discovery of novel proteins, including DNA endonucleases, to advance the development of new gene-editing therapies.

•
CRISPR Therapeutics AG. In 2015, we entered into a collaboration with CRISPR for the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene-editing technology. We currently are co-developing CTX001 for the treatment of sickle cell disease and beta-thalassemia and, if successful, have agreed to co-commercialize CTX001. In addition, we have exercised options to exclusively license treatments for specific targets, including CF, that were subject to the research program. In 2019, we obtained exclusive worldwide rights to CRISPR’s intellectual property for DMD and DM1 gene-editing products through a new agreement with CRISPR.

•
Kymera Therapeutics, Inc.  In 2019, we entered into a collaboration with Kymera Therapeutics for the research and development of small molecule protein degraders. Under the collaboration, Kymera conducts research activities in multiple targets, and upon designation of a clinical development candidate for a target, we have the option to exclusively license molecules against the target.

•
Moderna Therapeutics, Inc.  In 2016, we entered into a collaboration with Moderna Therapeutics, pursuant to which we are seeking to identify and develop messenger ribonucleic acid, or mRNA, therapeutics for the treatment of CF.

•
Other Arrangements. In 2019, we entered into collaborations with Molecular Templates, Inc. and Ribometrix, Inc. In 2018, we entered into agreements with Genomics plc, Merck KGaA, Darmstadt, Germany, and X-Chem, Inc. in order to support our research and development efforts.

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

Strategic Investments
In connection with our business development activities, we periodically make equity investments in our collaborators. We hold strategic equity investments in public companies including CRISPR, Moderna Therapeutics and Molecular Templates, as well as certain private companies, including Arbor Biotechnologies, Kymera Therapeutics and Ribometrix. We may make additional strategic equity investments in public or private companies in the future.
Cystic Fibrosis Foundation Therapeutics Incorporated
In 2004, we entered into a collaboration agreement with the Cystic Fibrosis Foundation, or CFF, as successor in interest to the Cystic Fibrosis Foundation Therapeutics, Inc., to support research and development activities. Pursuant to the collaboration agreement, as amended, we have agreed to pay tiered royalties ranging from single digits to sub-teens on covered compounds first synthesized and/or tested during a research term on or before February 28, 2014, including KALYDECO (ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor) and SYMDEKO/SYMKEVI (tezacaftor in combination with ivacaftor) and royalties ranging from low-single digits to mid-single digits on potential net sales of certain compounds first synthesized and/or tested between March 1, 2014 and August 31, 2016, including elexacaftor. For combination products, such as ORKAMBI, SYMDEKO/SYMKEVI and TRIKAFTA (elexacaftor, tezacaftor, and ivacaftor), sales are allocated equally to each of the active pharmaceutical ingredients in the combination product.

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
The table below sets forth the year of projected expiration for the basic product patents or pending patent applications covering each of our approved products. For products that are combinations of two or more active ingredients, the projected expiration of the latest expiring patent or application covering any of the active pharmaceutical ingredients is provided (lumacaftor for ORKAMBI, tezacaftor for SYMDEKO/SYMKEVI and elexacaftor for TRIKAFTA). Patent term extensions, supplementary protection certificates, and pediatric exclusivity periods are not reflected in the expiration dates listed in the table below and may extend protection. In some instances, we also own later-expiring patents relating to solid forms, formulations, methods of manufacture, or the use of these drugs in the treatment of particular diseases or conditions. In some cases, however, such patents may not protect our drug from generic competition after the expiration of the basic patent.

Product/Drug Candidate	Status of United States Patent (Projected Expiration)	Status of European Union Patent (Projected Expiration)
KALYDECO	Granted (2027)	Granted (2025) [1]
ORKAMBI	Granted (2030)	Granted (2026) [2]
SYMDEKO/SYMKEVI	Granted (2027)	Granted (2028) [3]
TRIKAFTA	Pending (2037)	Pending (2037)
1 Certain European countries have granted supplementary protection certificates for KALYDECO, which expire in 2027.
2 Certain European countries have granted supplementary protection certificates for ORKAMBI, which expire in 2030.
3 Certain European countries have granted supplementary protection certificates for SYMKEVI, which expire in 2033.
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
We own or hold exclusive licenses to several hundred patents in the United States. We own nine issued U.S. patents that cover the active pharmaceutical ingredients in KALYDECO, its marketed formulations, and/or its approved indication. We own 17 issued U.S. patents that cover the active pharmaceutical ingredients in ORKAMBI, its marketed formulations, and/or its approved indication. We own 19 issued U.S. patents that cover the active pharmaceutical ingredients in SYMDEKO, its marketed formulation, and/or its approved indication. We own 18 issued U.S. patents that cover the active pharmaceutical ingredients in TRIKAFTA, its marketed formulation, and/or its approved indication, and the patent application covering elexacaftor is pending in the United States.

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
MANUFACTURING
As we market and sell our approved products and advance our drug candidates through clinical development toward commercialization, we continue to build and maintain our supply chain and quality assurance resources. We rely on internal capabilities and an international network of third parties to manufacture and distribute our products for commercial sale and post-approval clinical trials and to manufacture and distribute our drug candidates for clinical trials. In addition to establishing supply chains for each new approved product, we need to adapt our supply chain for existing products to include additional formulations that are often required in order to treat younger patients or to increase scale of production for existing products. We currently are focused on ensuring the stability of the supply chains for our current products, including TRIKAFTA.
We expect that we will continue to rely on third parties to meet our commercial supply needs and a significant portion of our clinical supply needs for the foreseeable future.  We have established our own small-scale manufacturing capabilities in Boston, which we use for clinical trial and commercial supplies.
Our supply chain for sourcing raw materials and manufacturing drug product ready for distribution is a multi-step international endeavor. In general, these raw materials are available from multiple sources. Third-party contract manufacturers, including some in China, perform different parts of our manufacturing process.  Contract manufacturers may supply us with raw materials, convert these raw materials into drug substance and/or convert the drug substance into final dosage form.  In addition, third parties are used for packaging, warehousing and distribution of products.
Establishing and managing this global supply chain for each of our drugs and drug candidates requires a significant financial commitment and the creation and maintenance of numerous third-party contractual relationships. To ensure the stability of our supply chains, we aim to develop additional sources of manufacture for all steps of our manufacturing processes at the time of, or shortly after, marketing approval. Therefore, at any point in time, we may have a limited number of single source manufacturers for certain steps in our manufacturing processes, particularly for recently launched products.
In order to manufacture our commercial products, we utilize both continuous manufacturing technology as well as batch manufacturing processes.  While continuous process manufacturing has been used in many industries, we believe that we are the first company to obtain FDA approval for a fully-continuous drug product manufacturing process.
We have developed systems and processes to track, monitor and oversee our third-party manufacturers’ activities, including a quality assurance program intended to ensure that our third-party manufacturers comply with current Good Manufacturing Practices, or GMP.  We regularly evaluate the performance of our third-party manufacturers with the objective of confirming their continuing capabilities to meet our needs efficiently and economically.  Manufacturing facilities, both foreign and domestic, are subject to inspections by or under the authority of the FDA and other U.S. and foreign government authorities.
Compared to the manufacturing processes required for small molecule drugs, the manufacturing processes for genetic and cell-based therapies are typically more complex and challenging, require different systems, equipment and facilities and require different expertise to develop and maintain. In 2019, we gained expertise in these areas through our acquisitions of Exonics and Semma, but in order to successfully develop and commercialize genetic and cell-based therapies, we will need to establish the manufacturing infrastructure, independently or through a third-party network, to manufacture these therapies.
COMPETITION
The pharmaceutical industry is characterized by extensive research efforts, rapid technological progress and intense competition. There are many public and private companies, including pharmaceutical companies and biotechnology companies, engaged in developing products for the indications our drugs are approved to treat and the therapeutic areas we are targeting with our research and development activities. Potential competitors also include academic institutions, government agencies, other public and private research organizations and charitable venture philanthropy organizations that conduct research, seek patent protection and/or establish collaborative arrangements for research, development, manufacturing and commercialization. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in a larger concentration of resources among a smaller number of our competitors. Some of our competitors may have substantially greater financial, technical, marketing and human resources than we do.
We believe that competition in our industry is based on, among other factors, innovative research, the effective and rapid development of drug candidates, the ability to market and obtain reimbursement for products and the ability to establish effective patent protection. We face competition based on the safety and efficacy of our product and drug candidates, the timing and scope of regulatory approvals, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent protection and other factors. Our competitors may develop or commercialize more effective, safer or more affordable products than we are able to develop or commercialize or obtain more effective patent protection. As a result, our competitors may commercialize products more rapidly or effectively than we do, which would adversely affect our competitive position, the likelihood that our drug candidates, if approved, would achieve and maintain market acceptance and our ability to generate meaningful revenues from our products. Future competitive products may render our products, or future products, obsolete or noncompetitive. Another key element of remaining competitive in our industry is recruiting and retaining leading scientific, technical and management personnel to conduct our research activities and advance our development programs, including with the commercial expertise to effectively market our products.
Cystic Fibrosis
A number of companies are seeking to identify and develop drug candidates for the treatment of CF, including public companies such as AbbVie, Eloxx Pharmaceuticals, Proteostasis Therapeutics, and Translate Bio, and several private companies. Our competitors have research and development programs directed at identifying and developing CFTR potentiators, CFTR correctors and drug candidates with other mechanisms of action or that utilize new therapeutic approaches that seek to address the underlying cause of CF. Our competitors are exploring the development of drug candidates primarily as part of combination regimens of small molecules, and some competitors are exploring development of new therapeutic approaches, including nucleic acid-based therapies, which could provide additional treatment options for patients with CF. Our success in rapidly developing and commercializing our products may increase the resources that our competitors allocate to the development of these potential treatments for CF. If one or more competing therapies are successfully developed as a treatment for patients with CF, our revenues from our current products and/or additional CF products, if then approved, could face significant competitive pressure.
Pipeline
In recent years, we have committed significant research resources to and made significant investments in our pipeline of potential new therapies for alpha-1 antitrypsin deficiency, APOL1-mediated kidney diseases, pain, beta-thalassemia, sickle cell disease, muscular dystrophy, T1D, and other diseases.  We plan to continue investing in our pipeline, including expanding beyond small molecule therapies and into the discovery and development of gene therapies and cell therapies. Many other pharmaceutical and biotechnology companies are also investing resources for discovery and development of small molecules, gene therapies and cell therapies to treat the same diseases for which we are developing therapies. If any of these competitors develop or successfully commercialize products involving therapies competitive with our pipeline therapies, the potential return on our investment in those pipeline therapies could be impacted.
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

United States Government Regulation
New Drug Application Approval Processes
The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices, or GLP, and other applicable regulations;

•	submission to the FDA of an IND application, which must become effective before clinical trials in the United States may begin;

•	performance of adequate and well-controlled clinical trials according to Good Clinical Practices, or GCP, to establish the safety and efficacy of the proposed drug for its intended use;

•	submission to the FDA of a New Drug Application, or an NDA;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product will be produced to assess compliance with GMP; and

•	FDA review and approval of the NDA.
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

Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA reviews an NDA to determine, among other things, whether a drug candidate is safe and effective for its intended use and whether its manufacturing is GMP-compliant to assure and preserve the drug candidate’s identity, strength, quality and purity. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the NDA should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA, the FDA will inspect the facility or facilities where the drug candidate is manufactured and tested. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP requirements.
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
The FDA may grant “fast track” status to products that treat serious diseases or conditions and demonstrate the potential to address an unmet medical need. Fast track is a process designed to facilitate the development and expedite the review of such products by providing, among other things, more frequent meetings with the FDA to discuss the product’s development plan and rolling review, which allows submission of individually completed sections of an NDA or BLA for FDA review before the entire submission is completed. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval.
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

Manufacturing Quality Control
Among the conditions for NDA or BLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures continually conform with GMP. In complying with GMP, manufacturers must devote substantial time, money and effort in the areas of production, quality control and quality assurance to maintain compliance. Material changes in manufacturing equipment, location or process, may result in additional regulatory review and approval. The FDA, and other regulatory agencies, conduct periodic visits to inspect equipment, facilities, and processes following the initial approval of a product. If a manufacturing facility is not in substantial compliance with the applicable regulations and requirements imposed when the product was approved, regulatory enforcement action may be taken, which may include a warning letter or an injunction against shipment of products from the facility and/or recall of products previously shipped. We rely, and expect to continue to rely, on third parties for the production of our products. Future FDA, state, and foreign inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt manufacture or distribution of our products, or require substantial resources to correct.
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
If the FDA approves a drug product that contains an active ingredient not previously approved, the product is typically entitled to five years of non-patent regulatory exclusivity. Other products may be entitled to three years of exclusivity if approval was based on the FDA’s reliance on new clinical studies essential to approval submitted by the NDA applicant. If the NDA applicant studies the product for use by children, the FDA may grant pediatric exclusivity, which extends by 180 days each existing exclusivity (patent and regulatory) related to the product.
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
If a drug candidate that has orphan drug designation subsequently receives the first FDA approval for that drug for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Orphan drug exclusivity, however, also could block the approval of our drug candidates for seven years if a competitor first obtains approval of the same product as defined by the FDA or if our drug candidate is determined to be contained within the competitor’s product for the same indication or disease. KALYDECO, ORKAMBI, SYMDEKO, and TRIKAFTA have been granted orphan drug exclusivity by the FDA.
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
Other Regulations
Pharmaceutical companies are also subject to various laws pertaining to healthcare “fraud and abuse,” including anti-kickback and false claims laws. Anti-kickback laws generally make it illegal to knowingly and willfully solicit, offer, receive or pay any remuneration in return for or to induce the referral of business, including the purchase or prescription of a particular drug that is reimbursed by a state or federal health care program. False claims laws prohibit knowingly and willingly presenting, or causing to be presented for payment to third-party payors (including Medicare and Medicaid), any claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as by the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). Liability under the false claims laws may also arise when a violation of certain laws or regulations related to the underlying products (e.g., violations regarding improper promotional activity or unlawful payments) contributes to the submission of a false claim. If we were subject to allegations concerning, or convicted of violating, these laws, our business could be harmed.
Laws and regulations have been enacted by the federal government and various states to regulate the sales and marketing practices of pharmaceutical manufacturers. The laws and regulations generally limit financial interactions between manufacturers and health care providers or require disclosure to the government and public of such interactions. The laws include U.S. federal and state “sunshine” provisions. The federal sunshine provisions apply to pharmaceutical manufacturers with products reimbursed under certain government programs and require those manufacturers to disclose annually to the federal government (for re-disclosure to the public) certain payments and other transfers of value made to physicians and teaching hospitals and, beginning with disclosures in 2022, to certain non-physician practitioners. State laws may also require disclosure of pharmaceutical pricing information and marketing expenditures. Many of these laws and regulations contain requirements that are subject to interpretation. Outside the United States, other countries have implemented requirements for disclosure of financial interactions with healthcare providers and additional countries may consider or implement such laws.
We are subject to various federal and foreign laws that govern our international business practices with respect to payments to government officials. Those laws include the U.S. Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies and their representatives from paying, offering to pay, promising, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the health care professionals we regularly interact with may meet the FCPA’s definition of a foreign government official. We are also subject to U.K. Bribery Act 2010, or the Bribery Act, which proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official, and failing to have adequate procedures to prevent employees and other agents from giving bribes. U.S. companies that conduct business in the United Kingdom generally will be subject to the Bribery Act.
Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to data privacy and protection, safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import, export and use and disposal of hazardous or potentially hazardous substances are or may be applicable to our activities. In addition, as we expand our pipeline and contemplate different approaches that may incorporate the use of medical devices, such approaches may necessitate compliance with regulatory laws specifically governing the testing, manufacture, and approval of medical devices. Furthermore, the extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.
EMPLOYEES
As of December 31, 2019, we had approximately 3,000 employees. Of these employees, approximately 2,400 were based in the United States and approximately 600 were based outside the United States. Our employees are not covered by a collective bargaining agreement, except for a small number of employees outside the United States.
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

OTHER MATTERS
Financial Information and Significant Customers
The Company operates in one segment, pharmaceuticals. Financial information about our revenue by product and major customers is set forth in Note R, “Segment Information,” to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Corporate Information
Vertex was incorporated in Massachusetts in 1989, and our principal executive offices are located at 50 Northern Avenue Boston, Massachusetts 02210.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and positions held by our executive officers are as follows:

Name	Age	Position
Jeffrey M. Leiden, M.D., Ph.D.	64	Chairman of the Board, Chief Executive Officer and President
Reshma Kewalramani, M.D.	47	Executive Vice President and Chief Medical Officer
David Altshuler, M.D., Ph.D.	55	Executive Vice President, Global Research and Chief Scientific Officer
Stuart A. Arbuckle	54	Executive Vice President and Chief Commercial Officer
Carmen Bozic, M.D.	57	Executive Vice President, Global Medicines Development and Medical Affairs
Michael Parini, J.D.	45	Executive Vice President and Chief Legal and Administrative Officer
Amit K. Sachdev, J.D.	52	Executive Vice President and Chief Patient Officer
Charles F. Wagner, Jr.	51	Executive Vice President and Chief Financial Officer
Paul M. Silva	53	Senior Vice President and Corporate Controller
Nia Tatsis, Ph.D.	50	Senior Vice President and Chief Regulatory Officer
Dr. Leiden is our Chairman, Chief Executive Officer and President. In July 2019, we announced that Dr. Leiden would be transitioning to the role of Executive Chair in April 2020. He has held the positions of Chief Executive Officer and President since February 2012 after joining us as CEO Designee in December 2011. He has been a member of our Board of Directors since July 2009, the Chairman of our Board of Directors since May 2012, and served as our lead independent director from October 2010 through December 2011. Dr. Leiden was a Managing Director at Clarus Ventures, a life sciences venture capital firm, from 2006 through January 2012. Dr. Leiden was President and Chief Operating Officer of Abbott Laboratories, Pharmaceuticals Products Group, and a member of the Board of Directors of Abbott Laboratories from 2001 to 2006. From 1987 to 2000, Dr. Leiden held several academic appointments, including the Rawson Professor of Medicine and Pathology and Chief of Cardiology and Director of the Cardiovascular Research Institute at the University of Chicago, the Elkan R. Blout Professor of Biological Sciences at the Harvard School of Public Health, and Professor of Medicine at Harvard Medical School. He is an elected member of both the American Academy of Arts and Sciences and the Institute of Medicine of the National Academy of Sciences. Dr. Leiden serves as a director of Massachusetts Mutual Life Insurance Company, an insurance company. Dr. Leiden was a director and the non-executive Vice Chairman of the board of Shire plc, a specialty biopharmaceutical company, from 2006 to January 2012 and a director of Quest Diagnostics, a medical diagnostics company, from December 2014 to May 2019. Dr. Leiden received his M.D., Ph.D. and B.A. degrees from the University of Chicago.
Dr. Kewalramani is our Executive Vice President and Chief Medical Officer and became a member of our Board of Directors on February 13, 2020. In July 2019, we announced she would be appointed our Chief Executive Officer and President in April 2020. Dr. Kewalramani was our Executive Vice President and Chief Medical Officer since April 2018. She was our Senior Vice President, Late Development from February 2017 until April 2018. From August 2004 to January 2017, she served in roles of increasing responsibility at Amgen Inc., most recently as Vice President, Global Clinical Development, Nephrology & Metabolic Therapeutic Area and as Vice President, U.S. Medical Organization. From 2014 through 2019, Dr. Kewalramani was the industry representative to the FDA’s Endocrine and Metabolic Drug Advisory Committee. She completed her internship and residency in Internal Medicine at the Massachusetts General Hospital and her fellowship in Nephrology at the Massachusetts General Hospital and Brigham and Women’s Hospital combined program. Dr. Kewalramani holds a B.A. from Boston University and an M.D. from Boston University School of Medicine. Dr. Kewalramani also completed the General Management Program at Harvard Business School and is an alumnus of the school.
Dr. Altshuler has been our Executive Vice President, Global Research and Chief Scientific Officer since January 2015 and was a member of our Board of Directors from May 2012 through December 2014. Dr. Altshuler was one of four founding members of the Broad Institute, a research collaboration of Harvard University and the Massachusetts Institute of Technology, The Whitehead Institute and the Harvard Hospitals. He served as the Director of the Institute’s Program in Medical and Population Genetics from 2003 through December 2014 and as the Institute’s Deputy Director and Chief Academic Officer from 2009 through December 2014. Dr. Altshuler joined the faculty at Harvard Medical School and the Massachusetts General Hospital in 2000 and held the academic rank of Professor of Genetics and Medicine from 2008 through December 2014. He served as Adjunct Professor of Biology at MIT from 2012 through December 2014. Dr. Altshuler earned a B.S. from MIT, a Ph.D. from Harvard University and an M.D. from Harvard Medical School. Dr.

Altshuler completed his clinical training in Internal Medicine, and in Endocrinology, Diabetes and Metabolism, at the Massachusetts General Hospital.
Mr. Arbuckle is our Executive Vice President and Chief Commercial Officer, a position he has held since September 2012. Prior to joining us, Mr. Arbuckle held multiple commercial leadership roles at Amgen, Inc., a 17,000 person biotechnology company, from July 2004 through August 2012. Mr. Arbuckle has worked in the biopharmaceuticals industry since 1986, including more than 15 years at GlaxoSmithKline plc, where he held sales and marketing roles of increasing responsibility for medicines aimed at treating respiratory, metabolic, musculoskeletal, cardiovascular and other diseases. He served as a member of the Board of Directors of Cerulean Pharma, Inc. from June 2015 through July 2017 and has served as a member of the Board of Directors of ImmunoGen, Inc. since January 2018 and of Rhythm Pharmaceuticals Inc. since July 2019. Mr. Arbuckle holds a BSc in pharmacology and physiology from the University of Leeds.
Dr. Bozic has been our Executive Vice President, Global Medicines Development and Medical Affairs since October 2019. She was our Senior Vice President and Head of Global Clinical Development from May 2019 to October 2019. Prior to joining Vertex, Dr. Bozic spent more than 20 years at Biogen Inc., most recently as Senior Vice President of Global Development and Portfolio Transformation from 2015 to May 2019 and as Senior Vice President of Clinical and Safety Sciences from 2013 to 2015. Dr. Bozic has served as the industry representative to the FDA’s Risk Communication Advisory Committee, and was a member of PhRMA’s Clinical and Preclinical Development Committee and the Board of Managers at BioMotiv. She is a member of the Clinical Advisory Board at Akili Interactive. She received her M.D., C.M., completed her residency, and was Chief Resident in Internal Medicine at McGill University. She completed her fellowship in Pulmonary and Critical Care Medicine at Brigham and Women’s Hospital, and was an Associate Physician at Beth Israel Deaconess Medical Center and Harvard Medical School before joining the biopharmaceutical industry.
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
Mr. Sachdev is our Executive Vice President and Chief Patient Officer, a role he has held since October 2019. He served as our Executive Vice President and Chief Regulatory Officer from January 2017 until September 2019, and as our Executive Vice President, Policy, Access and Value, from October 2014 through December 2016. In 2010, he established our first international commercial operations in Canada. In 2007, he joined us as a Senior Vice President, and has led our government affairs and public policy activities, as well as our patient advocacy programs. Prior to joining us, Mr. Sachdev served as Executive Vice President, Health of the Biotechnology Industry Organization (BIO) and was the Deputy Commissioner for Policy at the FDA, where he also served in several other senior positions. Prior to the FDA, Mr. Sachdev served as Majority Counsel to the Committee on Energy and Commerce in the United States House of Representatives and practiced law at the Chemical Manufacturers Association, and subsequently at the law firm of Ropes & Gray LLP. He has served as a member of the Board of Directors of Eiger BioPharmaceuticals since May 2019. Mr. Sachdev holds a B.S from Carnegie Mellon University and a J.D. from Emory University School of Law.
Mr. Wagner has been our Executive Vice President and Chief Financial Officer since April 2019. Prior to joining Vertex, Mr. Wagner was Chief Financial Officer and Executive Vice President, Finance, of Ortho Clinical Diagnostics, a Carlyle Group portfolio company, from June 2015 to March 2019. In that role, he led the finance, accounting, tax, treasury, global information systems, lender relations, and acquisitions and divestiture groups, as well as shared leadership over several enterprise-wide projects. From July 2012 to June 2015, Mr. Wagner served as Executive Vice President, Chief Financial Officer of Bruker Corporation, a scientific instruments manufacturer. Prior to that, Mr. Wagner served as Chief Financial Officer for Progress Software Corporation, a provider of enterprise software, and Millipore Corporation, a global provider of products and services in the life science tools market. Mr. Wagner served as a director and chairman of the Audit Committee of Good Start Genetics, Inc. from April 2014 to August 2017 and served as a director and member of the Audit Committee of Bruker Corporation from August 2010 to June 2012.  Mr. Wagner holds a B.S. in accounting from Boston College and a M.B.A from Harvard Business School.
Mr. Silva is our Senior Vice President and Corporate Controller, a position he has held since April 2011. Mr. Silva also served as our interim Chief Financial Officer from January 2019 to April 2019. Mr. Silva joined us in August 2007 as Senior Director, Accounting Operations and was our Vice President and Corporate Controller from September 2008 through April

2011. Prior to joining us, he was the Vice President, Internal Reporting at Iron Mountain Incorporated from July 2006 until August 2007 and a consultant to Iron Mountain’s finance department from April 2005 until July 2006. He was the Finance Director of the Bioscience Technologies Division of Thermo Electron Corporation from 2002 to April 2005. Mr. Silva holds a B.S. in accounting from Assumption College.
Dr. Tatsis has been our Senior Vice President, Chief Regulatory Officer since October 2019. She served as our Senior Vice President, Global Regulatory Affairs from September 2017 to October 2019. Prior to joining Vertex, Dr. Tatsis held positions of increasing responsibility at several pharmaceutical companies, including Sanofi, Stemnion, Pfizer, and Wyeth. Most recently, from 2014 to 2017, she was Vice President, Head of Global Regulatory Affairs, at the Sanofi Genzyme Business Unit focused on Inflammation/Immunology, Rare Disease, Multiple Sclerosis, Ophthalmology, Neurology, and Oncology/Immuno-Oncology. Dr. Tatsis also worked as an associate staff scientist and research fellow in Immunology and Vaccine Development at the Wistar Institute and completed a post-doctoral research fellowship in Immunology at Thomas Jefferson University. She received her Ph.D. in Cell and Molecular Biology from the University of Vermont and holds a B.S. in Biology from Temple University.

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
Risks Related to Our Business
All of our product revenues and the vast majority of our total revenues are derived from sales of medicines for the treatment of CF. If we are unable to continue to increase revenues from sales of our CF medicines, our business would be materially harmed and the market price of our common stock would likely decline.
Our net product revenues and the vast majority of our total revenues are derived from the sale of CF medicines. As a result, our future success is dependent upon our ability to increase revenues from sales of our CF medicines. This will require us to gain approval and reimbursement for our triple combination therapy in ex-U.S. markets and successfully develop and commercialize our triple combination therapy for patients with CF less than 12 years of age.
Our concentrated source of revenues presents a number of risks to our business, including:

•	that one or more competing therapies may successfully be developed as a treatment for patients with CF;

•	that reimbursement policies of payors and other third parties may make it difficult to obtain reimbursement or reduce the net price we receive for our products;

•	that we may experience manufacturing or supply disruptions for our CF medicines; and

•	that we may experience adverse developments with respect to development or commercialization of our CF medicines and/or CF drug candidates.
If one or more of the above risks were to materialize, if we are otherwise unable to increase or maintain revenues from sales of our CF medicines, or if we do not meet the expectations of investors or public equity market analysts, our business would be materially harmed and our ability to fund research and development programs for the discovery and development or acquisition of new products would be harmed, which would limit our ability to diversify our revenue base and our stock price would likely be adversely affected.
We are investing significant resources in the research and development of therapies for serious diseases other than CF, and if we are unable to successfully commercialize one or more of these therapies, our business could be materially harmed.
We are investing significant resources in the research and development of medicines for serious diseases including alpha-1 antitrypsin deficiency, APOL1-mediated kidney diseases, pain, beta-thalassemia, sickle cell disease, type 1 diabetes, DMD and DM1. Some of these programs have progressed into early-stage clinical trials, while others are still in pre-clinical development. Product development is highly uncertain and expensive, and product candidates that may appear promising in the early phases of research and development may fail to reach commercial success for many reasons, including the failure to demonstrate acceptable clinical trial results or obtain marketing approval, the inability to manufacture or commercialize the product candidate on economically feasible terms, or the appearance of safety issues. Even if we gain marketing approval for one or more pipeline products, we cannot be sure that we will obtain market acceptance or adequate reimbursement levels from third-party payors or foreign governments for such products.
Additionally, many of the therapies that we are developing in our pipeline target rare diseases with a limited number of patients.  There can be no guarantee that we will effectively identify patients that are eligible for enrollment in our clinical trials or treatment with our drug candidates. Even if we do successfully identify eligible patients, the number of patients that our drug candidates are able to treat may turn out to be lower than we expect or new patients may become increasingly difficult to identify, each of which may adversely affect our revenues and materially harm our business. For these and other reasons, we may never be successful in expanding our pipeline and future revenue may continue to depend on sales of our CF medicines.

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
Our medicines treat life-threatening conditions and address relatively small patient populations and our research and development programs are primarily focused on developing medicines to treat similar diseases. Particular attention is being paid by payors, including government and private payors, to these types of medicines given the relative higher cost of these products as compared to other types of pharmaceutical products, and countries are increasingly refusing to reimburse costly medicines. We have experienced challenges in obtaining reimbursement for ORKAMBI in various countries outside the United States, including the United Kingdom and France. For example, we obtained reimbursement for ORKAMBI and SYMKEVI in England in the fourth quarter of 2019, four years after ORKAMBI’s initial approval in 2015. Our future product revenues, including from ORKAMBI, SYMKEVI, and TRIKAFTA, depend on, among other things, our ability to complete reimbursement discussions in ex-U.S. markets for our products. There is no assurance that coverage and reimbursement will be available outside of the United States for our CF or future medicines, and, even if it is available, whether the timing or the level of reimbursement will be sufficient to allow us to market our medicines. Adverse pricing limitations or a delay in obtaining coverage and reimbursement would decrease our future net product revenues and harm our business.
If our competitors bring drugs with superior product profiles to market, our drugs may not be competitive and our revenues could decline.
A number of companies are seeking to identify and develop drug candidates for the treatment of CF and other therapeutic areas we are targeting with our research and development activities. Our success in rapidly developing and commercializing our CF medicines may increase the resources that our competitors allocate to the development of potential competitive treatments. If one or more competing therapies are successfully developed as a treatment for patients with CF or any of the other diseases we are currently targeting in our pipeline, our products and our net product revenues could face competitive pressures. If one or more competing therapies prove to be superior to our then existing products and/or drug candidates, our business could be materially adversely affected.
In addition, our business faces competition from major pharmaceutical companies possessing substantially greater financial resources than we possess. We also face competition from numerous smaller public and private companies, academic institutions, government agencies, public and private research organizations and charitable venture philanthropy organizations that conduct research, seek patent protection and/or establish collaborative arrangements for research, development, manufacturing and commercialization.
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
Our products and any drugs that we develop in the future may not be able to compete effectively with marketed drugs or new drugs that may be developed by competitors. The risk of competition is particularly important to our company because substantially all of our revenues as well as our most advanced drug candidates are related to the treatment of patients with CF. There are many other companies developing drugs for the same patient populations that we are pursuing. In order to compete successfully in these areas, we must demonstrate improved safety, efficacy and/or tolerability, ease of manufacturing, and gain and maintain market acceptance over competing drugs.
If we discover safety issues with any of our products or if we fail to comply with continuing U.S. and applicable foreign regulations, commercialization efforts for the product could be negatively affected, the approved product could lose its approval or sales could be suspended, and our business could be materially harmed.
Our products are subject to continuing regulatory oversight, including the review of additional safety information. Drugs are more widely used by patients once approval has been obtained and therefore side effects and other problems may be observed after approval that were not seen or anticipated, or were not as prevalent or severe, during pre-approval clinical trials or nonclinical studies. The subsequent discovery of previously unknown or underestimated problems with a product could negatively affect commercial sales of the product, result in restrictions on the product or lead to the withdrawal of the product from the market. Three of our commercial products are combination products, and each of our products shares at least one active pharmaceutical ingredient with another of our products. As a result, if any of our cystic fibrosis products were to experience safety issues, our other cystic fibrosis products may be adversely affected. The reporting of adverse safety events involving our products or public speculation about such events could cause our stock price to decline or experience periods of volatility.
In addition, we and our third-party manufacturers must comply with GMP and other applicable regulations governing the manufacturing and distribution of our products. Regulatory authorities periodically inspect our drug manufacturing facilities, and those of our third-party manufacturers, to evaluate compliance with GMP requirements.
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
If physicians and patients do not accept our drugs, or if patients do not remain on treatment or comply with their prescribed dosing regimen, our product revenues would be materially harmed in future periods.
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
Our sales of products depend in part upon the availability of reimbursement from third-party payors. Third-party payors include government health programs such as Medicare and Medicaid in the United States and the national health care systems in many international markets, managed care providers, private health insurers and other organizations. The trend in the health care industry is cost containment, and efforts of third-party payors to contain or reduce health care costs may adversely affect our ability to establish or maintain appropriate prices for our products or any drugs that we may develop and commercialize. In most ex-U.S. markets, the pricing and reimbursement of therapeutic and other pharmaceutical products is subject to governmental control, and such government authorities are increasingly attempting to limit or regulate the price of drug products. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement governmental controls that are similar to those that currently exist in Europe. For example, the ACA required manufacturers of Medicare Part D brand name drugs to provide discounts on those drugs to Medicare Part D beneficiaries during the coverage gap; increased the rebates paid by pharmaceutical companies to state Medicaid programs on drugs covered by Medicaid; and imposed an annual fee, which increases annually, on sales by branded pharmaceutical manufacturers.

Third-party payors throughout the world also have been attempting to control drug spending through various other actions. In reimbursement negotiations, many payers are imposing price discounts and caps on total expenditures, and limiting both the types and variety of drugs that they will cover if they are not able to secure them. As part of these negotiations, many ex-U.S. government payers also are requiring companies to establish product cost-effectiveness as a condition of reimbursement and companies’ data-backed explanations are assessed by government agencies set up for this purpose. These cost-effectiveness reviews may not account for many of the benefits provided by innovative medicines, and for the most part, have not taken into account the specific circumstances of products that treat rare diseases. This has led to conclusions that certain medicines, including our products in certain jurisdictions, are not cost effective. As a result, certain countries have declined to reimburse, or delayed their reimbursement of, some of our products. Although not mandated in the United States, various organizations have started advocating for cost-effectiveness analyses in the United States. If U.S. payors were to adopt such assessments and make negative coverage determinations, it could adversely affect our product revenues.
There is also an increase in laws, regulations, and activity related to drug pricing and drug pricing transparency. In the United States, various states, including Nevada, Maryland, Louisiana, New York, California, Washington, Massachusetts, Connecticut, and Oregon, have passed legislation requiring companies to disclose significant amounts of information, including information relating to drug prices, drug price increases, and spending on research, development, and marketing. Although it is not clear what states ultimately will do with the information collected, some laws were designed to obtain additional product discounts, and we likely will continue to see more state action, which could require further disclosures or other actions.
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
In addition, in the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell products. For example, in the United States, there have been ongoing federal legislative and administrative efforts as well as legal challenges seeking to repeal, substantially modify or invalidate some or all of the provisions of the ACA. Tax legislation enacted at the end of 2017 eliminated the tax penalty for individuals who do not maintain sufficient health insurance coverage beginning in 2019. The Bipartisan Budget Act of 2018 contained various provisions that affect coverage and reimbursement of drugs, including an increase in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70%, which started in 2019. There are also a number of bills pending in Congress that would affect drug pricing in the Medicare and Medicaid programs, and HHS recently issued a proposed rule and FDA issued guidance on how pharmaceuticals could be imported into the United States from Canada. As a result, there is uncertainty regarding future changes in the laws and regulations applicable to the health care system and the effect any such changes may have on our business. Some of these proposed and implemented reforms have resulted, or could result, in reduced reimbursement rates and/or more limited access for our current or future products, which would adversely affect our business, operations and financial results.
The increasing availability and use of innovative specialty pharmaceuticals for rare diseases, combined with their relative higher cost as compared to other types of pharmaceutical products, is generating significant third-party payor interest in developing cost-containment strategies targeted to this sector. Government regulations in both U.S. and ex-U.S. markets could further limit the prices that can be charged for our products and may limit our commercial opportunity. The increasing use of cost-effectiveness assessments in markets around the world and the financial challenges faced by many governments may lead to significant adverse effects on our business.
Any legislation or regulatory changes or relaxation of laws that restrict imports of drugs from other countries, revisions to reimbursement or pharmaceuticals under government programs or general budget control actions also could reduce the net price we receive for our products.
We have limited experience developing genetic and cell-based therapies and could experience challenges with these programs, which could result in delays or prevent the development and commercialization of our genetic and cell-based therapies.
We are investing significant financial and other resources in the research and development of genetic and cell-based therapies.  While we have previously successfully developed, manufactured and commercialized several small molecule drugs, we have limited experience with the development, manufacture and commercialization of genetic and cell-based therapies.  Development and commercialization of genetic and cell-based therapies are subject to all of the same risks and uncertainties as development and commercializing small molecules.  In addition:

•
the manufacturing processes for genetic and cell-based therapies are typically more complex and challenging than the manufacturing processes required for small molecule drugs, require different systems, equipment and facilities and require different expertise to develop and maintain;

•
there have been a limited number of FDA approvals for genetic therapies to date, the regulatory requirements governing genetic therapies are continuing to evolve and current and future regulatory positions and interpretations could lead to delays with respect to our genetic therapy programs; and

•	our cell-based therapies include approaches involving devices, which are subject to additional regulatory requirements.
If we are not able to successfully develop or commercialize genetic or cell-based therapies, we will not realize benefits or generate cash flows based on our investments in these programs.
If regulatory authorities interpret any of our conduct, including our marketing practices, as being in violation of applicable health care laws, including fraud and abuse laws, laws prohibiting off-label promotion, disclosure laws or other similar laws, we may be subject to civil or criminal penalties.
We are subject to health care fraud and abuse laws, such as the federal False Claims Act and anti-kickback laws, which prohibit off-label product promotion and other similar laws and regulations both in United States and in non-U.S. markets. While we have a corporate compliance program which, together with our policies and procedures, is designed to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and the promotion of a culture of compliance, if we are found not to be in full compliance with these laws and regulations, our business could be materially harmed.
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
Federal false claims laws prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, known as “off-label” uses, that caused claims to be submitted to Medicaid for those off-label uses; submitting inflated “best price” information to the Medicaid Rebate Program; and certain manufacturing-related violations. The scope of this and other laws may expand in ways that make compliance more difficult and expensive.
Although physicians are permitted, based on their medical judgment, to prescribe products for indications other than those approved by the FDA, manufacturers are prohibited from promoting their products for such off-label uses. We market our products to eligible CF patients for whom the applicable product has been approved and provide promotional materials and training programs to physicians regarding the use of each product in these patient populations. These eligible patients do not represent all patients with CF. If the FDA determines that our promotional materials, training or other activities constitute off-label promotion, it could request that we modify our training or promotional materials or other activities, conduct corrective advertising or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It also is possible that other federal, state or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an off-label use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions and have to divert significant management resources from other matters.

In recent years, legislation has been adopted at the federal, state and local level requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports or make periodic public disclosures on sales, marketing, pricing, clinical trials, health care provider payments and other activities. For example, as part of the ACA, the federal government enacted the Physician Payments Sunshine Act (referred to as the Sunshine Act). The Sunshine Act requires pharmaceutical manufacturers to report annually to the Centers for Medicare and Medicaid Services payments or other transfers of value made by that entity to physicians and teaching hospitals (and additional categories of health care practitioners beginning with reports submitted on or after January 1, 2022). We also now have similar reporting obligations throughout the European Union, or the E.U. We expended significant efforts to establish, and are continuing to devote significant resources to maintain and enhance, systems and processes in order to comply with these regulations. Requirements to track and disclose financial interactions with health care providers and organizations increase government and public scrutiny of these financial interactions. Failure to comply with the reporting requirements could result in significant civil monetary penalties.
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
There is also enhanced scrutiny of company-sponsored patient assistance programs, including insurance premium and co-pay assistance programs and donations to third-party charities that provide such assistance. If we, or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or government guidance in the operation of these programs, we could be subject to significant fines and penalties.
If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate Program or other governmental pricing programs in the U.S., we could be subject to additional reimbursement requirements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We participate in the Medicaid Drug Rebate Program and a number of other federal and state government pricing programs in the U.S. in order to obtain coverage for our products by certain government health care programs. These programs would generally require us to pay rebates or provide discounts to certain private purchasers or government payers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. We may also have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. Responding to current and future changes may increase our costs and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.
We are subject to various and evolving laws and regulations governing the privacy and security of personal information, and our failure to comply could adversely affect our business, result in fines and/or criminal penalties, and damage our reputation.
We are subject to data privacy and security laws and regulations in various jurisdictions that apply to the collection, transmission, storage and use of personal information, including health information, and impose significant compliance obligations. In addition, numerous other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and security of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. For example, the E.U. General Data Protection Regulation, or GDPR, went into effect in May 2018 and has imposed new obligations on us with respect to our processing of personal data and the cross-border transfer of such data, including higher standards of obtaining consent, more robust transparency requirements, data breach notification requirements, requirements for contractual language with our data processors, and stronger individual data rights. In the United States, California has passed the California Consumer Privacy Act, which went into effect on January 1, 2020, and several states and the federal government are actively considering proposed legislation governing the protection of personal data. Additionally, Brazil has passed the General Data Protection Law (LGPD), which is set to go into effect in August 2020. While we continue to address the implications of the new data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges and our efforts to comply with the evolving data protection rules may be unsuccessful. Each law is also subject to various interpretations by courts and regulatory agencies, creating even more uncertainty.
We must devote significant resources to understanding and complying with this changing landscape. Failure to comply with laws regarding data protection would expose us to risk of enforcement actions taken by data protection authorities, private rights of action in some jurisdictions, and the potential for significant penalties if we are found to be non-compliant. For example, failure to comply with the GDPR and applicable national data protection laws of European Economic Area member states could lead to fines of up to €20,000,000 or up to 4% of the total worldwide annual revenue of the preceding financial year, whichever is higher. Some of these laws and regulations also carry the possibility of criminal sanctions. For example, while we are not directly subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HIPAA, we could be subject to penalties, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a HIPAA-covered health care provider or research institution that has not complied with HIPAA’s requirements for disclosing such information. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business and our reputation.
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
Social media is being used by third parties to communicate about our products and drug candidates and the diseases our therapies are designed to treat. We believe that members of the CF community may be more active on social media as compared to other patient populations due to the demographics of this patient population. Social media practices in the pharmaceutical and biotechnology industries are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to our business. For example, patients may use social media platforms to comment on the effectiveness of, or adverse experiences with, a drug or a drug candidate, which could result in reporting obligations. In addition, our employees may engage on social media in ways that may not comply with our social media policy or with legal or regulatory requirements, which may give rise to liability, lead to the loss of trade secrets and other intellectual property, or result in public disclosure of protected personal information. There is a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. Certain data protection regulations, such as the GDPR in the EU, also apply to personal data contained on social media. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face restrictive regulatory actions or incur other harm to our business, including damage to our reputation.
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
We have recently completed and/or have ongoing or planned clinical trials for several of our drug candidates. The strength of our company’s product portfolio and pipeline will depend in large part upon the outcomes of these clinical trials, including clinical trials evaluating our triple combination therapy in younger patients with CF and our earlier-stage clinical trials of potential medicines to treat other diseases. Results of our clinical trials and findings from our nonclinical studies, including toxicology findings in nonclinical studies conducted concurrently with clinical trials, could lead to abrupt changes in our development activities, including the possible cessation of development activities associated with a particular drug candidate or program.
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
Many companies in the pharmaceutical and biotechnology industries, including our company, have suffered significant setbacks in later-stage clinical trials even after achieving promising results in earlier-stage clinical trials. For example, the results from completed preclinical studies and clinical trials may not be replicated in later clinical trials, and ongoing clinical trials for our drug candidates may not be predictive of the results we may obtain in later-stage clinical trials or of the likelihood of approval of a drug candidate for commercial sale. In addition, from time to time we report interim data from our clinical trials. Interim data from a clinical trial may not be predictive of final results from the clinical trial.
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
Any failure to obtain regulatory approvals for a drug candidate would prevent us from commercializing that drug candidate. Any delay in obtaining required regulatory approvals could materially adversely affect our ability to successfully commercialize a drug candidate. Furthermore, any regulatory approval to market a drug may be subject to limitations that we do not expect on the indicated uses for which we may market the drug. Any such limitations could reduce the size or demand of the market for the drug.
We also are subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. Non-U.S. jurisdictions have different approval procedures than those required by the FDA, and these jurisdictions may impose additional testing requirements for our drug candidates. The foreign regulatory approval process includes all of the risks associated with the FDA approval process described above, as well as risks attributable to the satisfaction of foreign requirements. Approval by the FDA does not ensure approval by regulatory authorities outside the United States and approval by a foreign regulatory authority does not ensure approval by the FDA. In addition, although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with ethical principles. The trial population also must adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of the applicable drug candidate.
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
Risks Related to Business Development Activities
Our ability to execute on our long-term strategy depends in part on our ability to engage in transactions and collaborations with other entities that add to our pipeline or provide us with new commercial opportunities.
In order to achieve our long-term business objectives, we seek to license or acquire drugs, drug candidates and other technologies that have the potential to complement our ongoing research and development efforts, access emerging technologies and license or acquire pipeline assets with a focus on early-stage assets. We have faced and will continue to face significant competition for the acquisition of rights to these types of drugs, drug candidates and other technologies from a variety of other companies, many of which have significantly more financial resources and experience in business development activities than we have. In addition, non-profit organizations may be willing to provide capital to the companies that control additional drugs, drug candidates or technologies, which may provide incentives for companies to advance these drugs, drug candidates or technologies independently. Also, the cost of acquiring, in-licensing or otherwise obtaining rights to such drugs, drug candidates or other technologies has grown dramatically in recent years and may be at levels that we cannot afford or that we believe are not justified by market potential. As a result, we may not be able to acquire, in-license or otherwise obtain rights to additional drugs, drug candidates or other technologies on acceptable terms or at all.
We may not realize the anticipated benefits of acquisitions of business or technologies, and the integration following any such acquisition may disrupt our business and management.
It is challenging to effectively integrate businesses and technologies that we acquire, including the acquisitions of Semma and Exonics and exclusive licenses that we have acquired from CRISPR, and we may not realize the benefits anticipated from such transactions. Achieving the anticipated benefits of any transaction and successfully integrating acquired businesses or technologies involves a number of risks, including:

•	failure to successfully develop and commercialize the acquired drugs, drug candidates or technologies or to achieve other strategic objectives;

•	delays or inability to progress preclinical programs into clinical development or unfavorable data from clinical trials evaluating the acquired or licensed drug or drug candidates;

•	difficulty in integrating the drugs, drug candidates, technologies, business operations and personnel of an acquired asset or company;

•	disruption of our ongoing business and distraction of our management and employees from daily operations or other opportunities and challenges;

•	the potential loss of key employees of an acquired company;

•	entry into markets in which we have no or limited direct prior experience or where competitors in such markets have stronger market positions;

•
potential failure of the due diligence processes to identify significant problems, liabilities or challenges of an acquired company, or acquired or licensed drug, drug candidate or technology, including but not limited to, problems, liabilities or challenges with respect to intellectual property, clinical or non-clinical data, safety, accounting practices, employee, or third party relations and other known and unknown liabilities;

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

Acquisitions, licensing arrangements and other strategic transactions are inherently risky, and ultimately, if we do not complete an announced acquisition, collaboration or strategic transaction or integrate an acquired or licensed asset, business or technology successfully and in a timely manner, we may not realize the benefits of the strategic transaction to the extent anticipated. Additionally, we may later incur impairment charges related to assets acquired in any such transaction. For example, we entered into a strategic collaboration and license agreement with Parion Sciences, Inc., or Parion, to develop ENaC inhibitors in 2015 and incurred an impairment charge related to this collaboration in the third quarter of 2017. In addition, even if we achieve the long-term benefits associated with our strategic transactions, our expenses and short-term costs may increase materially and adversely affect our liquidity and short-term net income (loss). Future strategic transactions could result in potentially dilutive issuances of equity securities, the incurrence of debt, the creation of contingent liabilities, impairment expenses related to goodwill, or impairment or amortization expenses related to other intangible assets, all of which could harm our financial condition.
We face risks in connection with existing and future collaborations with respect to the development, manufacture and commercialization of our products and drug candidates.
The risks that we face in connection with our current collaborations, including CRISPR, and any future collaborations, include the following:

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

•	Collaboration agreements may have the effect of limiting the areas of research and development that we may pursue, either alone or in collaboration with third parties.

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
Additionally, if a collaborator were to be involved in a business combination with a third party, it might deemphasize or terminate the development or commercialization of any drug candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be harmed.
We may not be able to attract collaborators or external funding for the development and commercialization of certain of our drug candidates.
As part of our ongoing strategy, we may seek additional collaborative arrangements or external funding for certain of our development programs and/or seek to expand existing collaborations to cover additional commercialization and/or development activities. We have a number of research programs and early-stage clinical development programs, some of which are being developed in collaboration with a third party. For example, we have an ongoing collaboration with Janssen, pursuant to which Janssen is developing pimodivir, a drug candidate for the treatment of influenza we discovered. At any time, we may determine that in order to continue development of a drug candidate or program or successfully commercialize a drug we need to identify a collaborator or amend or expand an existing collaboration. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA, EMA or other regulatory authorities, the potential market for the subject drug candidate, the costs and complexities of manufacturing and delivering such drug candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of the applicable intellectual property, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. Potentially, and depending on the circumstances, we may desire that a collaborator either agree to fund portions of a drug development program led by us, or agree to provide all of the funding and directly lead the development and commercialization of a program. No assurance can be given that any efforts we make to seek additional collaborative arrangements will be successfully completed on a timely basis or at all. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we are unable to enter into acceptable collaborative relationships, one or more of our development programs could be delayed or terminated and the possibility of our receiving a return on our investment in the program could be impaired.
Risks Related to Third-Party Manufacturing and Reliance on Third Parties
We depend on third-party manufacturers to manufacture our products and the materials we require for our clinical trials. We may not be able to maintain these relationships and could experience supply disruptions outside of our control.
We rely on a worldwide network of third-party manufacturers to manufacture our drugs for commercial use and our drug candidates for clinical trials. As a result of our reliance on these third-party manufacturers and suppliers, we could be subject to significant supply disruptions outside of our control. Our supply chain for sourcing raw materials and manufacturing drug product ready for distribution is a multi-step international endeavor. Third-party contract manufacturers, including some in China, perform different parts of our manufacturing process. Contract manufacturers may supply us with raw materials, convert these raw materials into drug substance and/or convert the drug substance into final dosage form. Third parties are used for packaging, warehousing and distribution of products. Establishing and managing this global supply chain requires a significant financial commitment and the creation and maintenance of numerous third-party contractual relationships. Although we attempt to manage the business relationships with companies in our supply chain, we do not have control over their operations. Supply disruptions may result from a number of factors, including shortages in product raw materials, labor or technical difficulties, regulatory inspections or restrictions, shipping or customs delays or any other performance failure by any third-party manufacturer on which we rely. Any supply disruptions could disrupt sales of our products and/or the timing of our clinical trials.
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

If we or our third-party manufacturers become unable or unwilling to continue manufacturing product and we are not able to promptly identify another manufacturer, we could experience a disruption in the commercial supply of our then-marketed medicines, which would have a significant effect on patients, our business and our product revenues. Similarly, a disruption in the clinical supply of drug products could delay the completion of clinical trials and affect timelines for regulatory filings. There can be no assurance that we will be able to establish and maintain secondary manufacturers for all of our drug candidates and drug products on a timely basis or at all.
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
We rely on third parties to conduct pre-clinical work, clinical trials and other activities, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such studies and/or trials or failing to satisfy regulatory requirements.
We rely on third parties such as contract research organizations to help manage certain pre-clinical work and our clinical trials and on medical institutions, clinical investigators and clinical research organizations such as the Therapeutic Development Network, which is primarily funded by the CFF, to assist in the design and review of, and to conduct our clinical trials, including enrolling qualified patients. In addition, we engage third party contractors to support numerous other research, commercial and administrative activities. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good laboratory practices and good clinical practices, for conducting, recording and reporting the results of pre-clinical and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.
If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe that there are a number of other third-party contractors we could engage to continue the activities, it may result in a delay of the affected clinical trial, drug development program or applicable activity. If clinical trials are not conducted in accordance with our contractual expectations or regulatory requirements, action by regulatory authorities might significantly and adversely affect the conduct or progress of these clinical trials or in specific circumstances might result in a requirement that a clinical trial be redone. Accordingly, our efforts to obtain regulatory approvals for and commercialize our drug candidates could be delayed. In addition, failure of any third party contractor to conduct activities in accordance with our expectations could adversely affect the relevant research, development, commercial or administrative activity.
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
We have expanded our international operations over the past several years in order to market our CF medicines and expand our research and development capabilities. New laws and industry codes in the E.U. and elsewhere have expanded transparency requirements regarding payments and transfers of value as well as patient-level clinical trial data and have expanded protections related to personal data and provided for increased sanctions for violations. Collectively, our expansion and these new requirements are adding to our compliance costs and expose us to potential sanctions for failing to meet the enhanced safeguards and reporting demands in these jurisdictions. In addition, a significant portion of our commercial supply chain, including sourcing of raw materials and manufacturing, is located in China and the E.U. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries, including risks relating to intellectual property protections and business interruptions. These risks are increased with respect to countries such as China that have substantially different local laws and business practices and weaker protections for intellectual property. Risks associated with operating a global biotechnology company include:

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

•	collectibility of accounts receivable;

•	changes in tariffs, trade barriers and regulatory requirements, the risks of which appear to have increased in the current political environment;

•	economic weakness, including recession and inflation, or political instability in particular foreign economies and markets;

•	differing levels of enforcement and/or recognition of contractual and intellectual property rights;

•	complying with local laws and regulations, which are interpreted and enforced differently across jurisdictions and which can change significantly over time;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in reduced revenues or increased operating expenses, and other obligations incident to doing business or operating in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	reliance on third-party vendors and suppliers;

•	import and export licensing requirements, tariffs, and other trade and travel restrictions;

•	global or regional public health emergencies that could affect our operations or business;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geo-political actions, including war and terrorism.
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
Our business faces potential risks relating to the United Kingdom’s withdrawal from the European Union.
Our European headquarters and European research facility are located in the United Kingdom, or the U.K., and a significant portion of our ex-U.S. net product revenues are derived from sales in the U.K. On January 31, 2020, the U.K. formally withdrew from the E.U. (“Brexit”) and began a transition period set to end on December 31, 2020. During the transition period, the U.K. and the E.U. will negotiate their future relationship, including the terms of trade. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets, either during the transitional period or more permanently. Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us. Any of these effects of Brexit, among others, could adversely affect our business, financial condition and operating results.

Our business has a substantial risk of product liability claims and other litigation liability. If we do not obtain appropriate levels of insurance, any potential claims could adversely affect our business.
We are or may be involved in various legal proceedings, including securities/shareholder matters and claims related to product liability, intellectual property and breach of contract. Such proceedings may involve claims for, or the possibility of, damages or fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties. If any of these legal proceedings were to result in an adverse outcome, it could have a material adverse effect on our business.
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
We maintain and rely extensively on information technology systems and network infrastructures for the effective operation of our business. In the course of our business, we collect, store and transmit confidential information (including personal information and intellectual property), and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology and information security systems makes such systems potentially vulnerable to service interruptions and to security breaches. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, computer viruses, cyber-attacks, employee theft or misuse, power disruptions, natural disasters, floods or accidents could cause breaches of data security and loss of critical data, which in turn could materially adversely affect our business and subject us to both private and governmental causes of action. While we have implemented security measures in an attempt to minimize these risks to our data and information technology systems and have adopted a business continuity plan to deal with a disruption to our information technology systems, cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. There can be no assurance that our efforts to protect our data and information systems will prevent breakdowns or breaches in our systems that could adversely affect our business. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks or other related liabilities.
If we fail to attract and retain skilled employees or manage our upcoming executive transition, our business could be materially harmed.
Due to the highly technical nature of our drug discovery and development activities, we require the services of highly qualified and trained scientists who have the skills necessary to conduct these activities. In addition, we need to attract and retain employees with experience in marketing and commercialization of medicines. We have entered into employment agreements with some executives and provide stock-related compensation benefits to all of our key employees that vest over time and therefore induce them to remain with us. However, the employment agreements can be terminated by the executive on relatively short notice. The value to employees of stock-related benefits that vest over time — such as restricted stock units and stock options — can be significantly affected by movements in our stock price, and may, at any point in time, be insufficient to counteract more lucrative offers from other companies. We face intense competition for our personnel from our competitors and other companies throughout our industry. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Moreover, the growth of local biotechnology companies and the expansion of major pharmaceutical companies into the Boston area has increased competition for the available pool of skilled employees, especially in technical fields. The high cost of living in Massachusetts can make it difficult to attract employees from other parts of the country to our Massachusetts headquarters. In addition, the available pool of skilled employees would be further reduced if immigration laws change in a manner that increases restrictions on immigration. Our ability to continue to commercialize our products and achieve our research and development objectives depends on our ability to respond effectively to these demands. If we are unable to hire and retain qualified personnel, there could be a material adverse effect on our business.

On April 1, 2020, Dr. Jeffrey Leiden will transition to the role of Executive Chairman and Dr. Reshma Kewalramani will become our President and Chief Executive Officer. No assurance can be made about the impact that this transition in management will have on our business.
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
Most of our operations, including our research and development activities, are conducted in a limited number of facilities. If any of our major facilities were to experience a catastrophic loss, due to an earthquake, severe storms, fire or similar event, our operations could be seriously harmed. For example, our corporate headquarters, as well as additional leased space that we use for certain logistical and laboratory operations and manufacturing, are located in a flood zone along the Massachusetts coast. We have adopted a business continuity plan to address most crises. However, if we are unable to fully implement our business continuity plans, we may experience delays in recovery of data and/or an inability to perform vital corporate functions, which could result in a significant disruption in our research, development, manufacturing and/or commercial activities, large expenses to repair or replace the facility and/or the loss of critical data, which could have a material adverse effect on our business.
Risks Related to Holding Our Common Stock
Our stock price may fluctuate.
Market prices for securities of companies such as ours are highly volatile. From January 1, 2019 to December 31, 2019, our common stock traded between $160.95 and $225.66 per share. The market for our stock, like that of other companies in the biotechnology industry, has experienced significant price and volume fluctuations. The future market price of our securities could be significantly and adversely affected by factors such as:

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
Following periods of volatility in the market price of a company’s securities, stockholder derivative lawsuits and securities class action litigation are common. Such litigation, if instituted against us or our officers and directors, could result in substantial costs and a diversion of management’s attention and resources.
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
We are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate globally.  Our effective tax rate may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability from country to country, the results of tax authority examinations/audits of our tax filings, adjustments to the value of our uncertain tax positions, changes in accounting for income taxes and changes in tax laws or modifications of treaties in various jurisdictions. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations
We continue to assess the impact of various tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations to determine the potential effect on our business and any assumptions we have made about our future taxable income.  We cannot predict whether any specific proposals will be enacted, the terms of any such proposals or what effect, if any, such proposals would have on our business if they were to be enacted.

Recommendations from the Organization for Economic Co-operation and Development that are part of the base erosion and profit shifting, or BEPS, framework could result in changes in tax laws in countries where we do business and adversely affect our provision for income taxes and our current rate. If these recommendations (or other changes in law) were adopted by the countries in which we do business, it could adversely affect our provision for income tax and our current rate.
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
In September 2019, we entered into a credit agreement providing for a $500 million revolving facility. The credit agreement provides that, subject to the satisfaction of certain conditions, we may request that the borrowing capacity under the credit agreement be increased by an additional $500.0 million. All outstanding borrowings under the credit agreement mature on September 17, 2024. If we borrow under our current credit agreements or any future credit agreement, such indebtedness could have important consequences to our business, including increasing our vulnerability to general adverse financial, business, economic and industry conditions, as well as other factors that are beyond our control. The credit agreement requires that we comply with certain financial covenants, including (i) a consolidated leverage ratio covenant and (ii) a consolidated interest coverage ratio covenant, in each case to be measured on a quarterly basis. Further, the credit agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, pay dividends, repurchase capital stock and enter into transactions with affiliates. As a result, we may be restricted from engaging in business activities that may otherwise improve our business. Failure to comply with the covenants could result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owing under the credit agreement and/or our capital leases and could have a material adverse effect on our business. Additionally, our obligations under the credit agreement are unconditionally guaranteed by certain of our domestic subsidiaries.
Issuances of additional shares of our common stock could cause the price of our common stock to decline.
As of December 31, 2019, we had 259.0 million shares of common stock issued and outstanding. As of December 31, 2019, we also had outstanding options to purchase 6.3 million shares of common stock with a weighted-average exercise price of $134.92 per share. Outstanding vested options are likely to be exercised if the market price of our common stock exceeds the applicable exercise price, and, in the future, we expect to issue additional options and restricted stock units to directors and employees. In addition, we may issue additional common stock or restricted securities in the future as part of financing activities or business development activities and any such issuances may have a dilutive effect on our then-existing shareholders. Sales of substantial amounts of our common stock in the open market, or the availability of such shares for sale, could adversely affect the price of our common stock. The issuance of restricted common stock or common stock upon exercise of any outstanding options would be dilutive, and may cause the market price for a share of our common stock to decline.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and, in particular, the description of our Business set forth in Item 1, the Risk Factors set forth in this Item 1A and our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7 contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

•	our expectations regarding the amount of, timing of and trends with respect to our revenues, costs and expenses and other gains and losses, including those related to our net product revenues;

•
our expectations regarding the timing and structure of clinical trials of our drugs and drug candidates, the expected timing of our receipt of data from our ongoing and planned clinical trials and regulatory authority filings and submissions for our drugs or drug candidates;

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
We did not receive any written comments from the Securities and Exchange Commission prior to the date 180 days before the end of the fiscal year ended December 31, 2019 regarding our filings under the Securities Exchange Act of 1934, as amended, that have not been resolved.

ITEM 2.	PROPERTIES
Corporate Headquarters
We lease approximately 1.1 million square feet of office and laboratory space at our corporate headquarters in Boston, Massachusetts in two buildings pursuant to two leases that we entered into in May 2011. These leases commenced in December 2013 and will extend until December 2028. We have an option to extend the term of the leases for an additional ten years.
Additional United States and Worldwide Locations
In addition to our corporate headquarters, we lease an aggregate of approximately 488,000 square feet of space globally. This space includes logistical, laboratory, commercial and manufacturing operations, as well as laboratory and office space to support our research and development organizations.

ITEM 3.	LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The Nasdaq Global Select Market under the symbol “VRTX.”
Shareholders
As of January 31, 2020, there were 1,102 holders of record of our common stock.
Performance Graph

CUMULATIVE TOTAL RETURN*

Among Vertex Pharmaceuticals Incorporated, the S&P 500 Index
and the NASDAQ Pharmaceutical Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/14
12/15
12/16
12/17
12/18
12/19
Vertex Pharmaceuticals Incorporated
S&P 500
NASDAQ Pharmaceutical

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

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

Issuer Repurchases of Equity Securities
In January 2018, we announced a share repurchase program (the “2018 Share Repurchase Program”), under which we were authorized to repurchase up to $500.0 million of our common stock by December 31, 2019. As of June 30, 2019, we had repurchased the entire $500.0 million of common stock that was authorized under the 2018 Share Repurchase Program. In July 2019, we approved a new share repurchase program (the “2019 Share Repurchase Program”), pursuant to which we are authorized to repurchase up to $500.0 million of our common stock between August 1, 2019 and December 31, 2020.
The table set forth below shows repurchases of securities by us during the three months ended December 31, 2019, including shares repurchased under our 2019 Share Repurchase Program and a small number of restricted shares repurchased by us from employees pursuant to our equity programs. As of December 31, 2019, we had repurchased $36.0 million of common stock under the share repurchase program and had remaining available $464.0 million to repurchase additional shares pursuant to this program.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Plans or Programs (2)
Oct. 1, 2019 to Oct. 31, 2019	143,306	$167.47	142,835	$464,000
Nov. 1, 2019 to Nov. 30, 2019	815	$0.01	—	$464,000
Dec. 1, 2019 to Dec. 31, 2019	148	$0.01	—	$464,000
Total	144,269	$166.35	142,835	$464,000

(1)
Consists of 142,835 shares repurchased pursuant to our 2019 Share Repurchase Program (described in footnote 2 below) at an average price of $168.02 per share and 1,434 restricted shares repurchased for $0.01 per share from our employees pursuant to our equity plans. While we have restricted shares that are continuing to vest under our equity plans that are subject to repurchase rights upon termination of service, we have transitioned our equity program to granting restricted stock units. Unvested restricted stock units are forfeited upon termination of service and do not result in an issuer repurchase that would be reflected in this table.

(2)
Under our 2019 Share Repurchase Program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be made pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the Securities and Exchange Commission. The approximate dollar value of shares that may yet be repurchased is based solely on shares that may be repurchased under the share repurchase program and excludes any shares that may be repurchased under our employee equity programs.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:	(in thousands, except per share amounts)
Product revenues, net	$4,160,726	$3,038,325	$2,165,480	$1,683,632	$1,000,324
Collaborative and royalty revenues	2,095	9,272	323,172	18,545	32,012
Total revenues	4,162,821	3,047,597	2,488,652	1,702,177	1,032,336
Total costs and expenses (1)	2,965,255	2,412,447	2,365,409	1,692,241	1,499,215
Provision for (benefit from) income taxes (2)	218,109	(1,486,862)	(107,324)	16,665	30,381
Net income (loss) attributable to Vertex	$1,176,810	$2,096,896	$263,484	$(112,052)	$(556,334)
Diluted income (loss) from continuing operations per share attributable to Vertex common shareholders	$4.51	$8.09	$1.04	$(0.46)	$(2.31)
Shares used in per diluted share calculations	260,673	259,185	253,225	244,685	241,312

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:	(in thousands)
Cash, cash equivalents and marketable securities	$3,808,294	$3,168,242	$2,088,666	$1,434,557	$1,042,462
Deferred tax assets (2)	1,190,815	1,499,672	—	—	—
Total assets	8,318,465	6,245,898	3,546,014	2,896,787	2,498,587
Total current liabilities	1,334,827	1,120,290	807,260	792,537	506,167
Long-term debt obligations, excluding current portion	—	—	—	—	223,863
Long-term finance leases	538,576	581,550	583,902	521,335	515,534
Other long-term liabilities	359,818	108,853	112,546	244,724	159,395
Total shareholders’ equity	6,085,244	4,435,203	2,042,306	1,338,191	1,093,628

(1)
Total costs and expenses included (i) in 2017, an intangible asset impairment charges of $255.3 million, and (ii) in 2019, 2018 and 2017, collaborative license and asset acquisition expenses of $318.3 million, $111.9 million and $168.7 million, respectively. See Note B, “Collaborative Arrangements.”

(2)
In 2018, we released the valuation allowance on the majority of our net operating losses and other deferred tax assets resulting in a benefit from income taxes of $1.56 billion in the fourth quarter of 2018 and we recorded a $1.50 billion deferred tax asset on our consolidated balance sheet as of December 31, 2018. In 2019, we began recording a provision for income taxes on our pre-tax income approximating statutory rates. See Note P, “Income Taxes.” In 2017, we recorded a benefit from income taxes related to the impairment of intangible assets. See Note K, “Intangible Assets and Goodwill.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
We invest in scientific innovation to create transformative medicines for people with serious diseases with a focus on specialty markets. We continue to focus on developing and commercializing therapies for the treatment of cystic fibrosis, or CF, and in 2019 we obtained approval in the United States, or U.S., for TRIKAFTA (elexacaftor/tezacaftor/ivacaftor and ivacaftor). We are broadening our pipeline through internal research efforts and accessing external innovation through business development transactions.
We have four approved medicines that treat the underlying cause of CF, which is a life-threatening genetic disease. In October 2019, TRIKAFTA , our triple-combination regimen, was approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with CF 12 years of age or older who have at least one F508del mutation in the cystic fibrosis transmembrane conductance regulator, or CFTR, gene. This approval increased the number of patients eligible for our medicines in the U.S. by approximately 6,000 and provided an additional treatment option for many patients who are also eligible for one of our previously approved products. We have submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for this triple combination regimen. Our four medicines are collectively approved to treat approximately 60% of the 75,000 CF patients in North America, Europe and Australia. We are focused on obtaining approval for the triple combination in ex-U.S. markets for patients 12 years of age and older and evaluating our triple combination in younger patients, with the goal of having treatments for up to 90% of patients with CF. We are also pursuing other therapeutic approaches to address the remaining 10% of CF patients.
Our small molecule programs include programs focused on developing treatments for alpha-1 antitrypsin, or AAT, deficiency, APOL1-mediated kidney diseases and pain. We are evaluating CTX001, a genetic therapy as a potential treatment for sickle cell disease and beta-thalassemia, in a Phase 1/2 clinical trial in collaboration with CRISPR Therapeutics AG, or CRISPR. In 2019, through a series of strategic transactions, we established preclinical genetic therapy programs for Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1, and a preclinical program to develop cell-based therapies for type 1 diabetes, or T1D.
Financial Highlights
Over the last three years, our product revenues have increased significantly and we have limited the growth of our expenses, which has allowed us to create significant operating margins and reinvest in our business.
Revenues
Over the last three years, our net product revenues have increased as we obtained approvals for TRIKAFTA and SYMDEKO/SYMKEVI and expanded access to our medicines.

Expenses
Our combined R&D and SG&A expenses increased from $1.97 billion in 2018 to $2.41 billion in 2019 primarily due to research expenses associated with our business development activities. In 2019, cost of sales was approximately 13.2% of our net product revenues.
Balance Sheet

Business Highlights
Cystic Fibrosis

•	Obtained approval in October 2019 from the FDA for TRIKAFTA for treatment of patients with CF 12 years of age and older who have at least one F508del mutation.

•
TRIKAFTA was approved approximately three months after we submitted the NDA for the triple combination regimen and within four years of discovery of the final component of the triple combination regimen.

•	Submitted a MAA to the European Medicines Agency, or EMA, for the triple combination of elexacaftor, tezacaftor and ivacaftor in patients 12 years of age and older.

•
Conducting a Phase 3 clinical trial evaluating elexacaftor/tezacaftor/ivacaftor and ivacaftor in children 6 to 11 years of age who have two F508del mutations or one F508del mutation and one minimal function mutation.

•	Obtained a positive opinion from the EMA’s Committee for Medicinal Products for Human Use for KALYDECO for infants as young as six months old.

•	Obtained reimbursement of ORKAMBI and/or SYMDEKO/SYMKEVI for eligible patients in several important ex-U.S. markets, including England, France, Australia, Scotland and Spain.

Pipeline

•
AAT Deficiency: We initiated a Phase 2 proof-of-concept clinical trial for VX-814, our first investigational oral small molecule corrector for the treatment of alpha-1 antitrypsin, or AAT, deficiency, in order to evaluate VX-814 in patients with AAT deficiency who have two copies of the Z mutation. A Phase 1 clinical trial of VX-864, a second investigational small molecule corrector for the treatment of AAT deficiency, is ongoing in healthy volunteers.

•
APOL1-mediated Kidney Disease: In the fourth quarter of 2019, we completed a Phase 1 clinical trial evaluating VX-147, our first investigational oral small molecule for the treatment of APOL1-mediated focal segmental glomerulosclerosis, or FSGS, and other serious kidney diseases, in healthy volunteers. We plan to initiate a Phase 2 proof-of-concept clinical trial in 2020 to evaluate the reduction in protein levels with VX-147 in FSGS patients.

•	Sickle Cell Disease and Beta-Thalassemia: Enrollment is ongoing in Phase 1/2 clinical trials evaluating CTX001 for the treatment of severe sickle cell disease and beta-thalassemia. Along with our collaborator, CRISPR, we announced positive, interim data from the first two patients with these hemoglobinopathies treated with the investigational CRISPR/Cas9 gene-editing therapy CTX001 in the ongoing Phase 1/2 trials. We expect to provide additional data for this program in 2020.

•	Pain: We plan to initiate clinical development of a novel NaV1.8 inhibitor for the treatment of pain in the first half of 2020.

•
Type 1 diabetes: Acquired cell-based therapy programs that we are advancing as potential treatments for T1D by acquiring Semma Therapeutics. We plan to advance this program into clinical development in T1D patients in late 2020 or early 2021.

•	DMD and DM1: Acquired Exonics and expanded our collaboration with CRISPR in July 2019, in order to support a pre-clinical program to develop treatments for DMD and DM1.

Research
We are continuing to invest in our research programs and fostering scientific innovation in order to identify and develop transformative medicines. Our strategy is to combine transformative advances in the understanding of human disease and the science of therapeutics in order to identify and develop new medicines. We believe that pursuing research in diverse areas allows us to balance the risks inherent in drug development and may provide drug candidates that will form our pipeline in future years. To supplement our internal research programs, we acquire technologies and programs and collaborate with biopharmaceutical and technology companies, leading academic research institutions, government laboratories, foundations and other organizations as needed to advance research in our areas of therapeutic interest and to access technologies needed to execute on our strategy.
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
Regulatory Compliance
Our marketing of pharmaceutical products is subject to extensive and complex laws and regulations. We have a corporate compliance program designed to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and through the promotion of a culture of compliance. Among other laws, regulations and standards, we are subject to various U.S. federal and state laws, and comparable laws in other jurisdictions, pertaining to health care fraud and abuse, including anti-kickback and false claims laws, and laws prohibiting the promotion of drugs for unapproved or off-label uses. Anti-kickback laws generally make it illegal for a prescription drug manufacturer to knowingly and willfully solicit, offer, receive or pay any remuneration in return for or to induce the referral of business, including the purchase or prescription of a particular drug that is reimbursed by a state or federal health care program. False claims laws prohibit anyone from knowingly or willfully presenting for payment to third-party payors, including Medicare and Medicaid, claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. We are subject to laws and regulations that regulate the sales and marketing practices of pharmaceutical manufacturers, as well as laws such as the U.S. Foreign Corrupt Practices Act, which govern our international business practices with respect to payments to government officials. In addition, we are subject to various data protection and privacy laws and regulations in the U.S., E.U., Canada, Australia and other jurisdictions. We expect to continue to devote substantial resources to maintain, administer and expand these compliance programs globally.
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
In the United States, we have worked successfully with third party-payors in order to promptly obtain appropriate levels of reimbursement for our first three CF medicines and have begun working with these stakeholders to obtain reimbursement for TRIKAFTA. We plan to continue to engage in discussions with numerous commercial insurers and managed health care organizations, along with government health programs that are typically managed by authorities in the individual states, to ensure that payors recognize the significant benefits that our medicines provide by treating the underlying cause of cystic fibrosis and continue to provide access to our medicines.

In Europe and other ex-U.S. markets, we seek government reimbursement for our medicines on a country-by-country basis. This is necessary for each new medicine, as well as, in most countries, label expansions for our current medicines. We successfully obtained reimbursement for KALYDECO in each significant ex-U.S. market within two years of approval. We experienced significant challenges in obtaining reimbursement for ORKAMBI in certain ex-U.S. markets. In the fourth quarter of 2019, we obtained reimbursement for ORKAMBI and SYMKEVI in the United Kingdom and ORKAMBI in France, four years after ORKAMBI’s initial approval in 2015. With this approval, we now have obtained reimbursement for ORKAMBI or SYMKEVI in most of our significant ex-U.S. markets. In some ex-U.S. markets, including Ireland, Denmark and Australia, our reimbursement agreements include innovative arrangements that provide a pathway to access and rapid reimbursement for certain future CF medicines. We recently filed a MAA with the EMA for the triple combination regimen of elexacaftor, tezacaftor and ivacaftor and, if approved, we would need to seek government reimbursement on a country-by-country basis, in most European markets. In December 2019, we reached an agreement with the government in Ireland to expand the existing reimbursement agreement to include the triple combination regimen pending approval by the EMA.
Strategic Transactions
Acquisitions
As part of our business strategy, we seek to acquire drugs, drug candidates and other technologies and businesses that have the potential to complement our ongoing research and development efforts. In 2019, we invested significantly in business development transactions designed to augment our pipeline. We expect to continue to identify and evaluate potential acquisitions that may be similar to or different from the transactions that we have engaged in previously.
In July 2019, we acquired Exonics, a privately-held company focused on creating transformative gene-editing therapies to repair mutations that cause DMD and other severe neuromuscular diseases, including DM1. Our acquisition of Exonics enhanced our gene-editing capabilities and supports the potential development of novel therapies for DMD and DM1. In connection with the acquisition, we acquired all of the outstanding equity of Exonics for an upfront payment of approximately $245.0 million plus customary working capital adjustments in cash, and certain potential future payments based primarily upon the successful achievement of specified development and regulatory milestones for the DMD and DM1 programs.
In October 2019, we acquired Semma, a privately-held company focused on the use of stem cell-derived human islets as a potentially curative treatment for type 1 diabetes. Our acquisition of Semma advanced our cell therapy capabilities and supports the potential development of transformative therapies for T1D. In connection with the acquisition, we acquired all of the outstanding equity of Semma for approximately $950.0 million in cash.
Both of these acquisitions were accounted for as business combinations. As of the acquisition date for each transaction, the cash payments, as well as the fair value of contingent consideration for Exonics, were allocated primarily to goodwill and the fair value of several in-process research and development assets that we acquired.  The fair value of contingent consideration related to Exonics was recorded as a liability and will be adjusted on a quarterly basis in the future. As a result, these acquisitions are primarily reflected in additional assets and liabilities on our consolidated balance sheet.  Operating expenses incurred by Exonics and Semma after the acquisition dates and specific expenses associated with the acquisitions are reflected in our consolidated statement of operations for 2019.
Please refer to Note C, “Acquisitions,” and our critical accounting policies, “Acquisitions,” for further information regarding the significant judgments and estimates related to our acquisitions.
Collaboration and Licensing Arrangements
We enter into arrangements with third parties, including collaboration and licensing arrangements, for the development, manufacture and commercialization of drugs, drug candidates and other technologies that have the potential to complement our ongoing research and development efforts. We expect to continue to identify and evaluate collaboration and licensing opportunities that may be similar to or different from the collaborations and licenses that we have engaged in previously.
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

•
CRISPR, pursuant to which we have been collaborating since 2015 on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene-editing technology. In 2019, we obtained the exclusive worldwide rights to CRISPR’s intellectual property for DMD and DM1 gene-editing products through a new agreement with CRISPR.

•	Kymera Therapeutics, or Kymera, pursuant to which we are looking to advance small molecule protein degraders against multiple targets.

•	Molecular Templates, Inc., pursuant to which we are collaborating on the discovery and development of novel targeted conditioning regimens to enhance the hematopoietic stem cell transplant process.
Generally, when we in-license a technology or drug candidate, we make upfront payments to the collaborator, assume the costs of the program and/or agree to make contingent payments, which could consist of milestone, royalty and option payments. Most of these collaboration payments are expensed as research and development expenses; however, depending on many factors, including the structure of the collaboration, the significance of the drug candidate that we license to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. Our research and development expenses included $318.3 million in 2019, $111.9 million in 2018 and $168.7 million in 2017 related to upfront and milestone payments pursuant to our collaboration agreements.
Upfront payments and expenses incurred in connection with the collaborations listed above are being expensed as research or development expenses because the collaboration represents a small portion of each of these collaborator’s overall business. In contrast, Parion Sciences, Inc., or Parion, and BioAxone Biosciences, Inc., or BioAxone, with whom we previously collaborated, were historically accounted for as variable interest entities, or VIEs, and included in our consolidated financial statements. In 2017 and 2018, we determined that the requirements for consolidation were no longer met with respect to Parion and BioAxone, respectively. As a result, we deconsolidated Parion and BioAxone from our consolidated financial statements as of September 30, 2017 and December 31, 2018, respectively, and did not consolidate any VIEs in 2019.
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
Out-License Agreements
We also have out-licensed internally-developed programs to collaborators who are leading the development of these programs. These out-license arrangements include our agreements with:

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
Please refer to Note B, “Collaborative Arrangements,” for further information regarding our VIEs, in-license agreements and out-license agreements.
Strategic Investments
In connection with our business development activities, we have periodically made equity investments in our collaborators. As of December 31, 2019, we held strategic equity investments in several public companies, including CRISPR, and certain private companies, and we plan to make additional strategic equity investments in the future. While we invest the majority of our cash, cash equivalents and marketable securities in instruments that meet specific credit quality standards and limit our exposure to any one issue or type of instrument, our strategic investments are maintained and managed separately from our other cash, cash equivalents and marketable securities.

Until December 31, 2017, changes in the fair value of these strategic investments were reflected on our consolidated balance sheet, but did not affect our net income until the related gains or losses were realized. As a result of accounting guidance, effective January 1, 2018, changes in the fair value of equity investments with readily determinable fair values (including publicly traded securities such as CRISPR) were recorded to other income (expense), net in our consolidated statement of operations in 2019 and 2018. For equity investments without readily determinable fair values including equity investments in private companies, each reporting period we are required to re-evaluate the carrying value of the investment, which may result in other income (expense).
In 2019 and 2018, we recorded within other income (expense), net gains of $197.6 million and $2.6 million related to changes in the fair value of our strategic investments and from sales of certain investments. To the extent that we continue to hold strategic investments, particularly strategic investments in publicly traded companies, we will record other income (expense) related to these strategic investments on a quarterly basis. Due to the high volatility of stocks in the biotechnology industry, we expect the value of these strategic investments to fluctuate and that the increases or decreases in the fair value of these strategic investments will continue to have material impacts on our net income (expense) and our profitability on a quarterly and/or annual basis.

RESULTS OF OPERATIONS

				2019/2018 Comparison		2018/2017 Comparison
				Increase/(Decrease)		Increase/(Decrease)
	2019	2018	2017	$	%	$	%
	(in thousands)			(in thousands, except percentages)
Revenues	$4,162,821	$3,047,597	$2,488,652	$1,115,224	37%	$558,945	22%
Operating costs and expenses	2,965,255	2,412,447	2,365,409	552,808	23%	47,038	2%
Income from operations	1,197,566	635,150	123,243	562,416	89%	511,907	415%
Other non-operating income (expense), net	197,353	(25,116)	32,917	**	**	**	**
Provision for income taxes	218,109	(1,486,862)	(107,324)	**	**	**	**
Net income attributable to Vertex	$1,176,810	$2,096,896	$263,484	$(920,086)	**	$1,833,412	**

Net income per diluted share attributable to Vertex common shareholders	$4.51	$8.09	$1.04
Diluted shares used in per share calculations	260,673	259,185	253,225
					** Not meaningful
Net Income and Income from Operations
Our income from operations increased to $1.20 billion in 2019 compared to $635.2 million in 2018 and $123.2 million in 2017, primarily as a result of the approval of SYMDEKO/SYMKEVI in 2018 and TRIKAFTA in 2019, and continued strong net product revenues from KALYDECO and ORKAMBI. The increased net product revenues were partially offset by increased operating costs and expenses primarily attributable to increased cost of sales due to increased net product revenues and increased research expenses associated with our business development activities.
Net income attributable to Vertex in 2018 included a one-time non-cash benefit from income taxes of $1.56 billion resulting from our release of our valuation allowance. As a result of this one-time cash benefit in 2018, net income attributable to Vertex was higher in 2018 than 2019 and 2017.
Earnings Per Share
In 2019, 2018 and 2017, net income attributable to Vertex was $4.51, $8.09, $1.04, respectively, per diluted share. The higher diluted earnings per share in 2018 as compared to 2019 and 2017 was due primarily to the benefit from income taxes as a result of the release of our valuation allowance, which increased net income attributable to Vertex by $6.03 per diluted share in 2018.
Revenues

				2019/2018 Comparison		2018/2017 Comparison
				Increase/(Decrease)		Increase/(Decrease)
	2019	2018	2017	$	%	$	%
	(in thousands)			(in thousands, except percentages)
Product revenues, net	$4,160,726	$3,038,325	$2,165,480	$1,122,401	37%	$872,845	40%
Collaborative and royalty revenues	2,095	9,272	323,172	(7,177)	(77)%	(313,900)	(97)%
Total revenues	$4,162,821	$3,047,597	$2,488,652	$1,115,224	37%	$558,945	22%

Product Revenues, Net

	2019	2018	2017
	(in thousands)
TRIKAFTA	$420,105	$—	$—
SYMDEKO/SYMKEVI	1,417,668	768,657	—
ORKAMBI	1,331,891	1,262,166	1,320,850
KALYDECO	991,062	1,007,502	844,630
Product revenues, net	$4,160,726	$3,038,325	$2,165,480
In 2019, our net product revenues increased by $1.12 billion as compared to 2018. In 2018, our net product revenues increased by $872.8 million as compared to 2017. The increase in total net product revenues in 2019 was primarily due to the increasing number of patients being treated with SYMDEKO/SYMKEVI, the October 2019 approval of TRIKAFTA in the United States, label expansions for KALYDECO and ORKAMBI and expanded access to our medicines in ex-U.S. markets. In 2019, 2018 and 2017, our net product revenues included product revenues of $1.1 billion, $682.4 million, and 501.8 million, respectively, from ex-U.S. markets.
We expect that our net product revenues will increase in 2020 due to increasing numbers of patients being treated with our medicines as a result of the approval of TRIKAFTA, label expansions for our previously approved products and expanded access to our medicines. TRIKAFTA increases the number of patients eligible for our medicines by providing the first treatment option for a significant number of patients with CF, and provides a new treatment option for many patients who are eligible for one of our previously approved medicines. As a result, the approval of TRIKAFTA in the United States is resulting in increased net product revenues as well as a shift of net product revenues from our previously approved products to TRIKAFTA.
TRIKAFTA
TRIKAFTA was approved by the FDA in October 2019. TRIKAFTA net product revenues were $420.1 million in 2019, all of which were recognized in the fourth quarter of 2019. We recently submitted a MAA to the EMA for the triple combination regimen of elexacaftor, tezacaftor and ivacaftor. We expect TRIKAFTA net product revenues will increase significantly in 2020 as compared to 2019.
SYMDEKO/SYMKEVI
SYMDEKO/SYMKEVI net product revenues were $1.42 billion in 2019 as compared to $768.7 million in 2018. SYMDEKO was approved by the FDA in February 2018 and SYMKEVI was approved in the European Union in November 2018. In the fourth quarter of 2019, some patients in the United States began switching from SYMDEKO to TRIKAFTA.
ORKAMBI
ORKAMBI net product revenues were $1.33 billion in 2019, $1.26 billion in 2018 and $1.32 billion in 2017. We have continued to increase the number of patients eligible for ORKAMBI through label expansions and additional ex-U.S. reimbursement arrangements. These increases in eligible patients have been offset by a portion of the patients who were being treated with ORKAMBI switching to SYMDEKO/SYMKEVI or TRIKAFTA.
From 2015 into the fourth quarter of 2019, we distributed ORKAMBI through early access programs in France. Upon adopting ASC 606, Revenue from Contracts with Customers, in the first quarter of 2018, we began recognizing a portion of the amounts collected related to shipments of ORKAMBI through early access programs as net product revenues, based on an estimated transaction price that reflected the consideration we expected to retain that would not be subject to a significant reversal in amounts recognized. Prior to adopting ASC 606, we had not recognized any net product revenues from sales of ORKAMBI in France because the price was not fixed or determinable at the time of delivery. Upon reaching an agreement with the French government for ORKAMBI in the fourth quarter of 2019, including the final amount for ORKAMBI distributed through early access programs, we recognized an adjustment to increase net product revenues related to prior period shipments of ORKAMBI distributed through early access programs of $155.8 million. Please refer to “Critical Accounting Policies - Revenue Recognition” below for a discussion of our accounting treatment for our early access program for ORKAMBI in France.

KALYDECO
KALYDECO net product revenues were $991.1 million in 2019, $1.01 billion in 2018 and $844.6 million in 2017. KALYDECO net product revenues in 2019 were similar to KALYDECO net product revenues in 2018. The increases in 2018 as compared to 2017 were primarily due to additional patients being treated with KALYDECO as we completed reimbursement discussions in various ex-U.S. jurisdictions and as we increased the number of patients eligible to receive KALYDECO through label expansions.
Collaborative and Royalty Revenues
Our collaborative and royalty revenues were $2.1 million, $9.3 million and $323.2 million in 2019, 2018 and 2017, respectively. In 2017, our collaborative and royalty revenues included (i) $230.0 million in revenues related to a one-time upfront payment earned in 2017 from Merck KGaA, Darmstadt, Germany, (ii) a $25.0 million milestone related to our license agreement with Janssen for the treatment of influenza and (iii) $40.0 million in revenues related to upfront and milestone payments earned by one of our VIEs pursuant to a license agreement entered into with a third party. We were not a party to the license agreement between the VIE and the third party, and we had no economic interest in either the license or these milestone payments. In 2017 through 2019, our collaborative and royalty revenues also include a small amount of revenues related to a cash payment we received in 2008 when we sold our rights to certain HIV royalties and reimbursements for research and development activities related to our collaborative arrangements.
Our collaborative revenues have historically fluctuated significantly from one period to another and may continue to fluctuate in the future. Our future royalty revenues will be dependent on if, and when, our collaborators, including Janssen and Merck KGaA, Darmstadt, Germany are able to successfully develop drug candidates that we have out-licensed to them.
Operating Costs and Expenses

				2019/2018 Comparison		2018/2017 Comparison
				Increase/(Decrease)		Increase/(Decrease)
	2019	2018	2017	$	%	$	%
	(in thousands)			(in thousands, except percentages)
Cost of sales	$547,758	$409,539	$275,119	$138,219	34%	$134,420	49%
Research and development expenses	1,754,540	1,416,476	1,324,625	338,064	24%	91,851	7%
Sales, general and administrative expenses	658,498	557,616	496,079	100,882	18%	61,537	12%
Change in fair value of contingent consideration	4,459	—	—	4,459	**	—	**
Restructuring (income) expenses	—	(184)	14,246	184	**	(14,430)	**
Intangible asset impairment charges	—	29,000	255,340	(29,000)	**	(226,340)	**
Total costs and expenses	$2,965,255	$2,412,447	$2,365,409	$552,808	23%	$47,038	2%

					** Not meaningful
Cost of Sales
Our cost of sales primarily consists of the cost of producing inventories that corresponded to product revenues for the reporting period, plus the third-party royalties payable on our net sales of our products. Pursuant to our agreement with the CFF, our tiered third-party royalties on sales of TRIKAFTA, SYMDEKO/SYMKEVI, KALYDECO and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens. As a result of the tiered royalty rate, which resets annually, our cost of sales as a percentage of net product revenues are lower at the beginning of each calendar year.
Over the last several years, our cost of sales has been increasing primarily due to increased net product revenues. Our costs of sales as a percentage of net product revenues has been approximately 13% for each of 2019, 2018 and 2017. In 2020, we expect our total cost of sales will increase due to expected increases in our net product revenues and our cost of sales as a percentage of total net product revenues will be similar to our cost of sales as a percentage of total net product revenues in 2019.

Research and Development Expenses

				2019/2018 Comparison		2018/2017 Comparison
				Increase/(Decrease)		Increase/(Decrease)
	2019	2018	2017	$	%	$	%
	(in thousands)			(in thousands, except percentages)
Research expenses	$732,772	$438,360	$311,206	$294,412	67%	$127,154	41%
Development expenses	1,021,768	978,116	1,013,419	43,652	4%	(35,303)	(3)%
Total research and development expenses	$1,754,540	$1,416,476	$1,324,625	$338,064	24%	$91,851	7%
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
Over the past three years, we have incurred $4.5 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2017, 2018 and 2019, costs related to our CF programs represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. Until we have data from Phase 3 clinical trials, we cannot make a meaningful estimate regarding when, or if, a clinical development program will generate revenue and cash flow.
Research Expenses

				2019/2018 Comparison		2018/2017 Comparison
				Increase/(Decrease)		Increase/(Decrease)
	2019	2018	2017	$	%	$	%
	(in thousands)			(in thousands, except percentages)
Research Expenses:
Salary and benefits	$134,642	$87,773	$81,229	$46,869	53%	$6,544	8%
Stock-based compensation expense	69,417	62,925	60,122	6,492	10%	2,803	5%
Outsourced services and other direct expenses	116,575	89,355	85,319	27,220	30%	4,036	5%
Collaboration and asset acquisition expenses	307,828	111,600	8,425	196,228	**	103,175	**
Infrastructure costs	104,310	86,707	76,111	17,603	20%	10,596	14%
Total research expenses	$732,772	$438,360	$311,206	$294,412	67%	$127,154	41%

					** Not meaningful

We expect to continue to invest in our research programs with a focus on identifying drug candidates with the goal of creating transformative medicines for serious diseases. Our research expenses increased by 67% in 2019 as compared to 2018 primarily as a result of a $196.2 million increase associated with our business development activities, as well as increased expenses related to additional headcount and increased infrastructure costs. In 2019, our business development activities included collaborative upfront and option payments to CRISPR, Kymera and Molecular Templates, which are reflected in “Collaboration and asset acquisition expenses” in the table above. The increase in salary and benefits in 2019 was primarily related to costs associated with our acquisitions of Exonics and Semma. In 2018, our research expenses increased as compared to 2017 primarily due to $111.6 million in expenses associated with our business development activities, including collaborative upfront payments of $65.0 million to Merck KGaA, Darmstadt, Germany and $30.0 million to Arbor.
Development Expenses

				2019/2018 Comparison		2018/2017 Comparison
				Increase/(Decrease)		Increase/(Decrease)
	2019	2018	2017	$	%	$	%
	(in thousands)			(in thousands, except percentages)
Development Expenses:
Salary and benefits	$249,860	$220,128	$208,769	$29,732	14%	$11,359	5%
Stock-based compensation expense	155,141	140,187	121,778	14,954	11%	18,409	15%
Outsourced services and other direct expenses	425,149	471,338	397,155	(46,189)	(10)%	74,183	19%
Collaboration and asset acquisition expenses	10,440	250	160,250	10,190	**	(160,000)	**
Infrastructure costs	181,178	146,213	125,467	34,965	24%	20,746	17%
Total development expenses	$1,021,768	$978,116	$1,013,419	$43,652	4%	$(35,303)	(3)%
					** Not meaningful
Our development expenses increased by $43.7 million, or 4%, in 2019 as compared to 2018 and decreased by $35.3 million, or 3%, in 2018 as compared to 2017. The increase in 2019 as compared to 2018 was primarily due to increased headcount and infrastructure costs to support our advancing pipeline and increased milestones related to our collaborative agreements, partially offset by decreased expenses related to our CF programs. The decrease in 2018 as compared to 2017 was primarily due to increased costs associated with clinical trial expenses, including Phase 3 clinical trials evaluating elexacaftor as part of our triple combination regimen, which were more than offset by a $160.0 million payment to Concert Pharmaceuticals Inc. in connection with the acquisition of VX-561 in 2017 for which there were no comparable expenses in 2018.
Sales, General and Administrative Expenses

				2019/2018 Comparison		2018/2017 Comparison
				Increase/(Decrease)		Increase/(Decrease)
	2019	2018	2017	$	%	$	%
	(in thousands)			(in thousands, except percentages)
Sales, general and administrative expenses	$658,498	$557,616	$496,079	$100,882	18%	$61,537	12%
Sales, general and administrative expenses increased by 18% in 2019 as compared to 2018, and by 12% in 2018 as compared to 2017. These increases were primarily due to increased global support for our medicines and incremental investment to support the launch of our triple combination regimen. We expect our sales, general and administrative expenses to continue to increase in 2020.
Contingent Consideration
In 2019, the increase in the fair value of contingent consideration of $4.5 million was due to changes in market interest rates and the time value of money related to the contingent development and regulatory milestone payments resulting from our acquisition of Exonics. There were no similar amounts in 2018 or 2017. In future periods, we expect the fair value of contingent consideration to increase or decrease based on, among other things, our estimates of the probability of achieving and the timing of these contingent development and regulatory milestone payments, as well as the time value of money changes in market interest rates.
Restructuring Expenses
We did not record any restructuring expenses in 2019. Restructuring income was insignificant in 2018. In 2017, we recorded restructuring expenses of $14.2 million, primarily related to our decision to consolidate our research activities into our Boston, Milton Park and San Diego locations and to close our research site in Canada.
Intangible Asset Impairment Charge
In 2018, we recorded a $29.0 million impairment charge related to VX-210 that was licensed from BioAxone in 2014. In 2017, we recorded a $255.3 million impairment charge related to Parion’s pulmonary ENaC platform that we licensed from Parion in 2015 and a benefit from income taxes of $97.7 million related to this impairment charge. Both of these impairment charges, and the related benefits from income taxes, were attributable to non-controlling interest because we consolidated these entities as VIEs. There were no corresponding intangible asset impairment charges in 2019.
Other Non-Operating Income (Expense), Net
Interest Income
Interest income increased from $11.7 million in 2017 to $38.4 million in 2018 and $63.7 million in 2019, primarily due to an increase in our cash equivalents and marketable securities and prevailing market interest rates. Our future interest income will be dependent on the amount of, and prevailing market interest rates on, our outstanding cash equivalents and marketable securities.
Interest Expense
Interest expense was $58.5 million in 2019, $72.5 million in 2018 and $69.3 million in 2017. The majority of our interest expense in these periods was related to imputed interest expense associated with our leased corporate headquarters in Boston and our research site in San Diego. On January 1, 2019, we adopted ASC 842, Leases, which resulted in a reduction in our imputed interest expense associated with these leases beginning in 2019. Our future interest expense will be dependent on whether, and to what extent, we borrow amounts under our credit facility.
Other Income (Expense), Net
In 2019, we recorded net other income of $192.2 million primarily related to changes in the fair value of our strategic investments. In 2018, we recorded net other expense of $0.8 million. In 2017, we recorded net other expense of $81.4 million primarily related to the deconsolidation of Parion.
In 2019 and 2018, our other income (expense), net included realized and unrealized gains totaling $197.6 million and $2.6 million, respectively, related to our strategic investments. We expect that, due to the volatility of the stock price of biotechnology companies, our other income (expense), net will fluctuate in future periods based on increases or decreases in the fair value of our strategic investments.

Noncontrolling Interest (VIEs)
In 2019, we had no noncontrolling interest because we did not consolidate any VIEs into our consolidated statement of operations. In 2018 and 2017, the net loss attributable to noncontrolling interest recorded on our consolidated statements of operations reflects Parion (through September 30, 2017) and BioAxone’s (through December 31, 2018) net loss for the reporting period, adjusted for any changes in the noncontrolling interest holders’ claim to net assets, including contingent milestone, royalty and option payments. A summary of net loss attributable to noncontrolling interest related to our VIEs for 2018 and 2017 is as follows:

	2018	2017
	(in thousands)
Loss attributable to noncontrolling interest before benefit from income taxes and changes in fair value of contingent payments	$31,191	$223,379
Benefit from income taxes	(3,668)	(114,090)
(Increase) decrease in fair value of contingent payments	(17,730)	62,560
Net loss attributable to noncontrolling interest	$9,793	$171,849
In 2018, the net loss attributable to noncontrolling interest was primarily related to the $29.0 million impairment charge related to VX-210 offset by an increase in the fair value of the contingent payments payable by us to BioAxone of $17.7 million. In 2017, the net loss attributable to noncontrolling interest was primarily related to the $255.3 million impairment charge related to Parion’s pulmonary ENaC platform, a decrease in fair value of the contingent payments payable by us to Parion of $69.6 million upon deconsolidation and a benefit from income taxes of $126.2 million related to these charges.
Income Taxes
In 2017 and 2018, we were profitable from a U.S. federal income tax perspective and used a portion of our net operating losses to offset this income since becoming profitable. Until the fourth quarter of 2018, we maintained a valuation allowance on the majority of our net operating losses and other deferred tax assets. Due to this valuation allowance, we did not record a significant provision for income taxes in 2017 and the nine months ended September 30, 2018. In the fourth quarter of 2018, we released the valuation allowance, resulting in a non-cash credit to net income of $1.56 billion. Further information on the release of the valuation allowance and significant judgments related to its release can be found below in “Critical Accounting Policies - Income Taxes.”
In 2019, we recorded a provision for income taxes of $218.1 million. Starting in 2019, we began recording a provision for income taxes approximating statutory rates on our pre-tax income and continued to utilize our net operating losses to offset income. Our effective tax rate for 2019 is lower than the U.S. statutory rate primarily due to excess tax benefits related to stock-based compensation and research and development tax credits partially offset by a change in our valuation allowance as well as the tax impact of our officers’ compensation. Due to our ability to offset our pre-tax income against previously benefited net operating losses, we expect the majority of our tax provision to represent a non-cash expense until our net operating losses have been fully utilized.
In 2017, we recorded a benefit from income taxes of $107.3 million, primarily due to a total benefit from income taxes of $114.1 million attributable to noncontrolling interest related to the impairment of Parion’s pulmonary ENaC platform and decrease in the fair value of the contingent payments payable by us to Parion.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of December 31, 2019 and 2018:

			Increase/(Decrease)
	2019	2018	$	%
	(in thousands, except percentages)
Cash, cash equivalents and marketable securities	$3,808,294	$3,168,242	$640,052	20%
Working Capital:
Total current assets	$4,822,829	$3,843,109	$979,720	25%
Total current liabilities	(1,334,827)	(1,120,292)	(214,535)	(19)%
Total working capital	$3,488,002	$2,722,817	$765,185	28%

As of December 31, 2019, total working capital was $3.5 billion, which represented an increase of $765.2 million from $2.7 billion as of December 31, 2018. The most significant items that increased total working capital in 2019 were $1.6 billion of cash provided by operations and $343.2 million of cash received from issuances of common stock under our employee benefit plans and partially offset by $1.2 billion of cash used to acquire Exonics and Semma and $192.0 million of cash used to repurchase shares of our common stock.
Sources of Liquidity
As of December 31, 2019, we had cash, cash equivalents and marketable securities of $3.8 billion, which represented an increase of $640.1 million from $3.2 billion as of December 31, 2018. We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity.
We may borrow up to $500.0 million pursuant to a revolving credit facility that we entered into in 2019. We may repay and reborrow amounts under the revolving credit agreement without penalty. Subject to certain conditions, we may request that the borrowing capacity under this credit agreement be increased by an additional $500.0 million, up to a total of $1.0 billion. Other possible sources of future liquidity include commercial debt, public and private offerings of our equity and debt securities, strategic sales of assets or businesses and financial transactions. Negative covenants in our credit agreement may prohibit or limit our ability to access these sources of liquidity.
Future Capital Requirements
We have significant future capital requirements including:

•	significant expected operating expenses to conduct research and development activities and to operate our organization; and

•	substantial facility and capital lease obligations, including leases for two buildings in Boston, Massachusetts that continue through 2028.
In addition:

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

•
We have reached an agreement with the French government and will repay a portion of the amounts we have collected under the ORKAMBI early access programs in France to the French government in 2020 based on the difference between the invoiced amount and the final amount for ORKAMBI distributed through these programs as reflected in the structure of the agreement with the French government.

•	To the extent we borrow amounts under the credit agreement we entered into in 2019, we would be required to repay any outstanding principal amounts in 2024.
As of December 31, 2019, $464.0 million remained available to fund repurchases under the 2019 Share Repurchase Program that we announced in July 2019.
We expect that cash flows from our products together with our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amounts of future revenues generated by our products, and the potential introduction of one or more of our other drug candidates to the market, the level of our business development activities and the number, breadth, cost and prospects of our research and development programs.
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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS
The following table sets forth our commitments and obligations as of December 31, 2019:

	Payments Due by Period
	2020	2021-2022	2023-2024	2025 and later	Total
	(in thousands)
Fan Pier Leases	$66,540	$145,177	$150,560	$311,884	$674,161
Finance leases, excluding Fan Pier Leases	17,724	31,355	25,499	113,367	187,945
Operating leases	14,598	49,778	67,451	368,597	500,424
Research and development costs	51,934	565	18	—	52,517
Total contractual commitments and obligations	$150,796	$226,875	$243,528	$793,848	$1,415,047
Leases
We lease two buildings that are located at Fan Pier in Boston, Massachusetts. We commenced lease payments on these two buildings in December 2013 and the initial lease periods end in December 2028. We also lease office and laboratory space in San Diego, California. We commenced lease payments for this building in the second quarter of 2019 pursuant to a 16 year lease. The future minimum rental payments that we are obligated to pay related to the San Diego building are included in “Finance leases, excluding Fan Pier Leases,” which also reflects leases of equipment that are accounted for as finance leases. The remainder of our real estate leases are reflected in “Operating leases” in the table above.
Research and Development Costs
The amounts reflected in “Research and development costs” do not include certain payments we anticipate making to clinical research organizations, or CROs, because these contracts are cancelable, at our option, with notice. However, we historically have not cancelled such contracts. As of December 31, 2019, we had accrued $40.2 million related to these contracts for costs incurred for services provided through December 31, 2019, and we have approximately $200.6 million in cancelable future commitments based on existing contracts as of December 31, 2019. These amounts reflect planned expenditures based on existing contracts and do not reflect any future modifications to, or terminations of, existing contracts or anticipated or potential new contracts.
Collaborative Arrangements and Asset Acquisitions
We have entered into certain research and development collaboration agreements with third parties and acquired certain assets that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments by us upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs. These payments include:

•	CFF: We pay royalties, which are included in cost of sales, to CFF on sales of our CF products.

•
Research and Development Milestones: The majority of our in-license agreements and our acquisitions have milestone and royalty payments payable by us upon the successful achievement of pre-established developmental, regulatory and/or commercial targets or net sales. Contingent payments under these agreements become due and payable only upon achievement of certain milestones and are not included in the contractual obligations table above.

Tax-related Obligations
We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2019, our liabilities associated with uncertain tax positions were $33.9 million.

Other Funding Commitments
Our table detailing contractual commitments and obligations does not include severance payment obligations to certain of our executive officers in the event of a not-for-cause employment termination under existing employment contracts. We will provide information regarding these obligations annually in our proxy statement for our annual meeting of shareholders.
In addition, we began distributing ORKAMBI through early access programs in France in 2015. We received payment from the French government based on the invoiced amount and remained in reimbursement discussions for ORKAMBI in France until November 2019, when we reached an agreement for historical and future shipments of ORKAMBI with the French government. Based on the structure of the agreement with the French government, we will pay the difference between the amounts collected based on the invoiced amount and the final amount for ORKAMBI distributed through early access programs to the French government in 2020.
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
We believe that our application of the following accounting policies, each of which requires significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results:

•	revenue recognition;

•	acquisitions, including intangible assets, goodwill and contingent consideration; and

•	income taxes.
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
The most significant estimate we are required to make is related to government and private payor rebates, chargebacks, discounts and fees, collectively rebates. The value of the rebates provided to third-party payors per course of treatment vary significantly and are based on government-mandated discounts and our arrangements with other third-party payors. In order to estimate our total rebates, we estimate the percentage of prescriptions that will be covered by each third-party payor, which is referred to as the payor mix. We track available information regarding changes, if any, to the payor mix for our products, to our contractual terms with third-party payors and to applicable governmental programs and regulations and levels of our products in the distribution channel. We adjust our estimated rebates based on new information, including information regarding actual rebates for our products, as it becomes available. Claims by third-party payors for rebates are submitted to us significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. Our credits to revenue related to prior period sales, excluding the adjustment to the transaction price for ORKAMBI distributed through early access programs in France, have not been significant (typically less than 1% of gross product revenues) and primarily related to U.S. rebates.
The following table summarizes activity related to our accruals for rebates (including our refund liability to the French government related to ORKAMBI distributed through early access programs in France as described below) for the three years ended December 31, 2019:

(in thousands)
Balance as of December 31, 2016	$81,927
Provision related to current year sales	176,996
Adjustments related to prior year(s) sales	(8,943)
Credits/payments made	(137,765)
Balance as of December 31, 2017	$112,215
Provision related to current year sales and the adoption of ASC 606	684,299
Adjustments related to prior year(s) sales	(22,099)
Credits/payments made	(229,361)
Balance as of December 31, 2018	$545,054
Provision related to current year sales	655,980
Adjustments related to prior year(s) sales	(95,480)
Credits/payments made	(469,832)
Balance as of December 31, 2019	$635,722
We have also entered into annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement we can receive. Upon exceeding the annual reimbursement amount, products are provided free of charge, which is a material right. We defer a portion of the consideration received, which includes upfront payments and fees, for shipments made up to the annual reimbursement limit as “Other current liabilities.” The deferred amount is recognized as revenue when the free products are shipped. In order to estimate the portion of the consideration received to recognize as revenue and the portion of the amount to defer, we rely on our forecast of the number of units we will distribute during the applicable annual period in each international market in which our contracts with government-owned and supported customers limit the amount of annual reimbursement we can receive. Our forecasts are based on, among other things, our historical experience.

The preceding estimates and judgments materially affect our recognition of net product revenues. Changes in our estimates of net product revenues could have a material effect on net product revenues recorded in the period in which we determine that change occurs.
French Early Access Programs
In 2015, we began distributing ORKAMBI through early access programs in France and remained engaged in reimbursement discussions with the French government for ORKAMBI, including ORKAMBI distributed through early access programs, until November 2019, when we reached an agreement with the French government. From the time we began distributing ORKAMBI through early access programs in France, we have expected that the difference between the amounts collected based on the invoiced amount and the final amount for ORKAMBI distributed through these programs would be returned to the French government. Our refund liability related to the early access programs in France is classified in “Accrued expenses” on our consolidated balance sheets.
Pursuant to the revenue recognition accounting guidance that was applicable until December 31, 2017, our ORKAMBI net product revenues for 2015, 2016 and 2017 did not include any net product revenues from sales of ORKAMBI in France. Upon adopting ASC 606, in the first quarter of 2018, we began recognizing ORKAMBI net product revenues in France based on a transaction price that reflected our estimate of consideration we expected to retain that would not be subject to a significant reversal in amounts recognized, which resulted in revenue representing a portion of the invoiced amount. We recognized ORKAMBI net product revenues from shipments of ORKAMBI in France based on this estimate from the first quarter of 2018 through the third quarter of 2019.
Upon reaching an agreement with the French government for ORKAMBI, including the final amount for ORKAMBI distributed through early access programs in France in the fourth quarter of 2019, we updated the transaction price related to ORKAMBI distributed through early access programs and recognized net product revenues of $155.8 million related to these shipments, which occurred from 2015 through the date of our agreement with the French government, because the final amount for these shipments exceeded our previous estimate.
Acquisitions
We are required to make several significant judgments and estimates in order to calculate the purchase price for our business combinations and then allocate it to the assets that we have acquired and the liabilities that we have assumed on our consolidated balance sheet. The most significant judgments and estimates relate to the fair value of the in-process research and development assets and contingent consideration liabilities related to these business combinations. Based on these judgments and estimates, the fair value of the goodwill that we record as a result of these business combinations may be material. Once recorded, these assets are subject to quarterly impairment analysis and our contingent consideration liability is adjusted quarterly, which requires similar judgments and estimates.
Intangible Assets
In 2019, we recorded in-process research and development assets related to our acquisitions of Exonics and Semma totaling $400.0 million on our consolidated balance sheet. Each of these assets is accounted for as an indefinite-lived intangible asset and is maintained on our consolidated balance sheet until either the project underlying it is completed or the asset becomes impaired. When we determine that an asset has become impaired or we abandon a project, we write down the carrying value of the related intangible asset to its fair value and record an impairment charge in the period in which the impairment occurs. In 2018 and 2017, we recorded full impairment charges of $29.0 million and $255.3 million for the in-process research and development assets that had previously been recorded on our consolidated balance sheets related to our collaborations with BioAxone and Parion, respectively.
To determine the fair value of our in-process research and development assets, we utilize the multi-period excess earnings method of the income approach, which requires us to make estimates of the probability of technical and regulatory success, development cost assumptions, revenue projections and growth rates, commercial cost estimates and appropriate discount rates. These assumptions require significant management judgment and reasonable changes in the assumptions can cause material changes to the fair value of the intangible assets. Due to the pre-clinical nature of Exonics and Semma’s programs, these significant assumptions could be affected by future economic and market conditions.
Contingent Consideration
As of December 31, 2019, we recorded $176.5 million of liabilities on our consolidated balance sheet attributable to the fair value of the contingent development and regulatory payments that we may owe to Exonics’ former equity holders upon the achievement of certain events. Our acquisition of Semma did not include similar contingent payments; therefore, we are not required to record contingent consideration liabilities related to our acquisition of Semma.
We record an increase or a decrease in the fair value of the contingent consideration liability on our consolidated balance sheet and in our consolidated statement of operations on a quarterly basis. We determine the fair value of our contingent consideration liability using a probability weighted discounted cash flow method of the income approach, which requires us to make estimates of the timing of regulatory and commercial milestone achievement and the corresponding estimated probability of technical and regulatory success rates. Significant judgment is used in determining the appropriateness of these assumptions during each reporting period. Reasonable changes in these assumptions can cause material changes to the fair value of our contingent consideration liability. Due to the pre-clinical nature of Exonics’ DMD and DM1 programs, these significant assumptions could be affected by future economic and market conditions.
Goodwill
In 2019, we recorded goodwill of $554.6 million and $397.1 million related to our acquisitions of Semma and Exonics, respectively. Goodwill reflects the difference between the fair value of the consideration transferred and the fair value of the net assets acquired. Thus, the goodwill that we record is dependent on the significant judgments and estimates inherent in the fair value of our in-process research and development assets and contingent consideration liabilities.
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
We are engaged in research and development activities and incurred significant net operating losses for a number of years before recently becoming profitable. Since we started generating profits, we have used a portion of our net operating losses and maintained a valuation allowance on the majority of our net operating losses and other deferred tax assets until December 31, 2018. Accordingly, we did not report any tax benefits relating to our net operating loss carryforwards and income tax credit carryforwards that are available for utilization in future periods. As of December 31, 2018, we released the valuation allowance on the majority of our net operating losses and other deferred tax assets resulting in a non-cash benefit from income taxes of $1.56 billion in the fourth quarter of 2018.
We provide a valuation allowance when it is more likely than not that deferred tax assets will not be realized. On a periodic basis, we reassess our valuation allowances on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of 2018, we reassessed our valuation allowances and considered positive evidence including significant cumulative consolidated and U.S. income over the three years ended December 31, 2018, revenue growth, clinical program progression, including the advancement and clinical trial data from our triple combination regimens, and expectations regarding future profitability, and negative evidence, including potential impact of competition on our projections and cumulative losses in the jurisdictions. After assessing both the positive evidence and the negative evidence, we released the valuation allowance on the majority of our net operating losses and other deferred tax assets as of December 31, 2018.
Significant judgment is required in making these assessments to maintain or reverse our valuation allowances and, to the extent our future expectations change we would have to assess the recoverability of these deferred tax assets at that time. The determination to release the majority of our valuation allowances increased our net income by $1.56 billion, or $6.03 per share in 2018. In 2019, we recorded a significant provision for income tax, which was the result of utilizing previously benefitted deferred tax assets.
RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note A, “Nature of Business and Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements and new accounting pronouncements adopted during 2019.

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
In 2019, we entered into a credit agreement. Loans under the credit agreement bear interest, at our option, at either a base rate or a Eurocurrency rate, in each case plus an applicable margin. The applicable margin on base rate loans ranges from 0.125% to 0.50% and the applicable margin on Eurocurrency loans ranges from 1.125% to 1.50%, in each case, based on our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period). We do not believe that changes in interest rates related to the credit agreement would have a material effect on our financial statements. As of December 31, 2019, we had no principal or interest outstanding. A portion of our “Interest expense” in 2020 will be dependent on whether, and to what extent, we borrow amounts under the existing facility.
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
We have a foreign currency management program with the objective of reducing the effect of exchange rate fluctuations on our operating results and forecasted revenues and expenses denominated in foreign currencies. We currently have cash flow hedges for the Euro, British Pound, Canadian Dollar and Australian Dollar related to a portion of our forecasted product revenues that qualify for hedge accounting treatment under U.S. GAAP. We do not seek hedge accounting treatment for our foreign currency forward contracts related to monetary assets and liabilities that impact our operating results. As of December 31, 2019, we held foreign exchange forward contracts that were designated as cash flow hedges with notional amounts totaling $728.4 million and had a net fair value of $2.4 million recorded on our consolidated balance sheet.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in exchange rates. Assuming that the December 31, 2019 exchange rates were to change by a hypothetical 10%, the fair value recorded on our consolidated balance sheet related to our foreign exchange forward contracts that were designated as cash flow hedges as of December 31, 2019 would change by approximately $72.8 million. However, since these contracts hedge a specific portion of our forecasted product revenues denominated in certain foreign currencies, any change in the fair value of these contracts is recorded in “Accumulated other comprehensive (loss) income” on our consolidated balance sheet and is reclassified to earnings in the same periods during which the underlying product revenues affect earnings. Therefore, any change in the fair value of these contracts that would result from a hypothetical 10% change in exchange rates would be entirely offset by the change in value associated with the underlying hedged product revenues resulting in no impact on our future anticipated earnings and cash flows with respect to the hedged portion of our forecasted product revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item 8 is contained on pages F-1 through F-59 of this Annual Report on Form 10-K.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, the Company’s management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.
On July 16, 2019 and October 10, 2019, the Company completed its acquisition of Exonics Therapeutics, Inc. (“Exonics”) and Semma Therapeutics, Inc. (“Semma”), respectively.  As a result, management has excluded the operations of Exonics and Semma from its assessment of internal control over financial reporting.  The total and net assets of Exonics and Semma excluded from management’s assessment represent less than 1% of the Company’s related consolidated financial statement amounts, as of and for the year ended December 31, 2019. The total costs and expenses of each of Exonics and Semma excluded from management’s assessment represent 1.4%, of the Company’s related consolidated financial statement amounts, as of and for the year ended December 31, 2019.
The Company’s independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on the Company’s internal control over financial reporting. See Section 4 below.
(3) Changes in Internal Controls. The Company’s management has extended its oversight and monitoring processes that support internal control over financial reporting to include operations of Exonics and Semma. The Company’s management is continuing to integrate the acquired operations of Exonics and Semma into the Company’s overall internal control over financial reporting process. However, management has excluded Exonics and Semma from its assessment of internal controls over financial reporting set forth above.
During the quarter ended December 31, 2019, there were no other changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Vertex Pharmaceuticals Incorporated

Opinion on Internal Control over Financial Reporting
We have audited Vertex Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vertex Pharmaceuticals Incorporated (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Semma Therapeutics, Inc. and Exonics Therapeutics, Inc., which are included in the 2019 consolidated financial statements of the Company and constituted less than 1% of the Company’s total and net assets, respectively, as of December 31, 2019 and 1.4% of the Company’s total costs and expenses for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Semma Therapeutics, Inc. and Exonics Therapeutics, Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Vertex Pharmaceuticals Incorporated as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 13, 2020 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Boston, Massachusetts
February 13, 2020

ITEM 9B.	OTHER INFORMATION
On February 13, 2020, Dr. Kewalramani was elected to our Board of Directors. Under her employment agreement, Dr. Kewalramani had been scheduled to join our Board of Directors on April 1, 2020. In addition, there are no transactions involving the Company and Dr. Kewalramani that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K.

PART III
Portions of our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders, or 2020 Proxy Statement, are incorporated by reference into this Part III of our Annual Report on Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors required by this Item 10 will be included in our 2020 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Election of Directors,” “Corporate Governance and Risk Management,” “Shareholder Proposals for the 2020 Annual Meeting and Nominations for Director,” “Delinquent Section 16(a) Reports” and “Code of Conduct.” The information regarding executive officers required by this Item 10 is included in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the 2020 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation and Equity Tables,” “Director Compensation,” “Management Development and Compensation Committee Report” and/or “Corporate Governance and Risk Management.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in the 2020 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in the 2020 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Election of Directors,” “Corporate Governance and Risk Management,” and “Audit and Finance Committee.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the 2020 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

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
Plan of Acquisition
2.1
Agreement and Plan of Merger, dated as of August 30, 2019, by and among Vertex Pharmaceuticals Incorporated, Vertex Disc Inc., Semma Therapeutics, Inc., and Shareholder Representative Services LLC, solely in its capacity as agent for the Equityholders.†
			10-Q (Exhibit 2.1)	October 31, 2019	000-19319
2.2
Agreement and Plan of Merger, dated as of June 6, 2019, among Vertex Pharmaceuticals Incorporated, VXP Merger Sub, Inc., Exonics Therapeutics, Inc. and Shareholder Representative Services LLC, solely in its Capacity as Shareholders’ Representative, as amended by the Amendment to Agreement and Plan of Merger, dated as of June 12, 2019, among Vertex Pharmaceuticals Incorporated, VXP Merger Sub, Inc., Exonics Therapeutics, Inc. and Shareholder Representative Services LLC, solely in its Capacity as Shareholders’ Representative.†
			10-Q (Exhibit 10.1)	August 1, 2019	000-19319
Governance Documents
3.1	Restated Articles of Organization of Vertex Pharmaceuticals Incorporated, as amended.		10-Q (Exhibit 3.1)	July 26, 2018	000-19319
3.2	Amended and Restated By-Laws of Vertex Pharmaceuticals Incorporated.		10-Q (Exhibit 3.2)	July 26, 2018	000-19319
Stock Certificate
4.1	Specimen stock certificate.		10-K (Exhibit 4.1)	February 15, 2018	000-19319
4.2	Description of Securities.	X
Collaboration Agreement
10.1	Research, Development and Commercialization Agreement, dated as of May 24, 2004, between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated.†		10-Q/A (Exhibit 10.2)	August 19, 2011	000-19319
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
			10-K (Exhibit 10.05)	February 23, 2017	000-19319
Leases
10.6	Lease, dated May 5, 2011, between Fifty Northern Avenue LLC and Vertex Pharmaceuticals Incorporated.†		10-Q (Exhibit 10.4)	August 9, 2011	000-19319
10.7	Lease, dated May 5, 2011, between Eleven Fan Pier Boulevard LLC and Vertex Pharmaceuticals Incorporated.†		10-Q (Exhibit 10.5)	August 9, 2011	000-19319
Financing Agreements
10.8	Credit Agreement, dated as of September 17, 2019, by and among Vertex Pharmaceuticals Incorporated, Bank of America, N.A. and the other lenders party thereto.		10-Q (Exhibit 10.1)	October 31, 2019	000-19319
Equity Plans
10.9	Amended and Restated 2006 Stock and Option Plan.*		10-Q (Exhibit 10.1)	October 25, 2018	000-19319
10.10	Form of Stock Option Agreement under Amended and Restated 2006 Stock and Option Plan (granted prior to July 30, 2013).*		8-K (Exhibit 10.2)	May 15, 2006	000-19319
10.11	Form of Stock Option Agreement under Amended and Restated 2006 Stock and Option Plan (granted on or after July 30, 2013).*		10-K (Exhibit 10.20)	February 13, 2015	000-19319
10.12	Amended and Restated 2013 Stock and Option Plan.*		DEF 14A (Appendix A)	April 26, 2019	000-19319
10.13	Form of Non-Qualified Stock Option Agreement under 2013 Stock and Option Plan.*		10-K (Exhibit 10.17)	February 13, 2015	000-19319
10.14	Form of Restricted Stock Agreement under 2013 Stock and Option Plan.*		10-K (Exhibit 10.18)	February 13, 2015	000-19319
10.15	Form of Restricted Stock Unit Agreement under 2013 Stock and Option Plan (U.S.).*		10-K (Exhibit 10.25)	February 16, 2016	000-19319
10.16	Form of Restricted Stock Unit Agreement under 2013 Stock and Option Plan (International).*		10-K (Exhibit 10.19)	February 13, 2015	000-19319
10.17	Form of Restricted Stock Unit Agreement Under 2013 Stock and Option Plan.*	X
10.18	Non-Employee Director Deferred Compensation Plan.*		10-K (Exhibit 10.27)	February 16, 2016	000-19319
10.19	Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan.*		DEF 14A (Appendix B)	April 26, 2019	000-19319
Agreements with Executive Officers and Directors
10.20	Amended and Restated Employment Agreement, dated November 30, 2016, by and between Vertex Pharmaceuticals Incorporated and Jeffrey M. Leiden, M.D., Ph.D*		8-K (Exhibit 10.1)	December 2, 2016	000-19319
10.21	Employee Non-disclosure, Non-competition and Inventions Agreement between Jeffrey M. Leiden and Vertex, dated December 14, 2011.*		10-K (Exhibit 10.35)	February 22, 2012	000-19319
10.22
Amendment No. 1, dated as of July 24, 2019, to the Amended and Restated Employment Agreement, dated November 30, 2016, by and between Vertex Pharmaceuticals Incorporated and Jeffrey M. Leiden, M.D., PhD.*
			8-K (Exhibit 10.3)	July 25, 2019	000-19319
10.23	Employment Agreement, dated as of July 24, 2019, between Vertex Pharmaceuticals Incorporated and Reshma Kewalramani.*		8-K (Exhibit 10.1)	July 25, 2019	000-19319
10.24	Change of Control Agreement, dated as of July 24, 2019, between Vertex Pharmaceuticals Incorporated and Reshma Kewalramani.*		8-K (Exhibit 10.2)	July 25, 2019	000-19319
10.25	Employment Agreement, dated as of August 27, 2012, between Vertex Pharmaceuticals Incorporated and Stuart Arbuckle.*		10-Q (Exhibit 10.1)	November 6, 2012	000-19319
10.26	Change of Control Agreement, dated as of August 27, 2012, between Vertex Pharmaceuticals Incorporated and Stuart Arbuckle.*		10-Q (Exhibit 10.2)	November 6, 2012	000-19319
10.27	Employment Agreement, dated as of December 12, 2014, between Vertex Pharmaceuticals Incorporated and David Altshuler.*		10-K (Exhibit 10.34)	February 16, 2016	000-19319
10.28	Change of Control Agreement, dated as of December 10, 2014, between Vertex Pharmaceuticals Incorporated and David Altshuler.*		10-K (Exhibit 10.35)	February 16, 2016	000-19319

Exhibit Number	Exhibit Description	Filed with this report	Incorporated by Reference herein from—Form or Schedule	Filing Date/ Period Covered	SEC File/ Reg. Number
10.29	Employment Agreement, dated as of November 14, 2015, between Vertex Pharmaceuticals Incorporated and Michael Parini.*		10-K (Exhibit 10.40)	February 23, 2017	000-19319
10.30	Change of Control Agreement, dated as of November 9, 2015, between Vertex Pharmaceuticals Incorporated and Michael Parini.*		10-K (Exhibit 10.41)	February 23, 2017	000-19319
10.31	Third Amended and Restated Employment Agreement, dated as of February 26, 2013, between Vertex Pharmaceuticals Incorporated and Amit Sachdev.*		10-K (Exhibit 10.42)	February 23, 2017	000-19319
10.32	Third Amended and Restated Change of Control Agreement, dated as of February 26, 2013, between Vertex Pharmaceuticals Incorporated and Amit Sachdev.*		10-K (Exhibit 10.43)	February 23, 2017	000-19319
10.33	Employment Agreement, dated March 28, 2019, by and between Vertex Pharmaceuticals Incorporated and Charles F. Wagner, Jr.*		10-Q (Exhibit 10.1)	May 1, 2019	000-19319
10.34	Change of Control Agreement, dated as of March 28, 2019, by and between Vertex Pharmaceuticals Incorporated and Charles F. Wagner, Jr.*		10-Q (Exhibit 10.2)	May 1, 2019	000-19319
10.35	Amended and Restated Change of Control Agreement, dated as of May 18, 2012, between Vertex Pharmaceuticals Incorporated and Paul M. Silva.*	X
10.36	Amended and Restated Employment Agreement, dated as of November 8, 2004, between Vertex Pharmaceuticals Incorporated and Ian F. Smith.*		10-Q (Exhibit 10.13)	November 9, 2004	000-19319
10.37	Amendment No. 1 to Amended and Restated Employment Agreement between Ian F. Smith and Vertex Pharmaceuticals Incorporated, dated December 29, 2008.*		10-K (Exhibit 10.66)	February 17, 2009	000-19319
10.38	Vertex Employee Compensation Plan.*		10-K (Exhibit 10.46)	February 15, 2018	000-19319
10.39	Vertex Pharmaceuticals Non-Employee Board Compensation.*		10-K (Exhibit 10.39)	February 13, 2019	000-19319
Subsidiaries
21.1	Subsidiaries of Vertex Pharmaceuticals Incorporated.	X
Consent
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	X
Certifications
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X
*    Management contract, compensatory plan or agreement.

†	Confidential portions of this document have been redacted according to the applicable rules.

Item 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

February 13, 2020	By:	/s/ Jeffrey M. Leiden
Jeffrey M. Leiden Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeffrey M. Leiden
Jeffrey M. Leiden	Chair of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 13, 2020

/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2020

/s/ Paul M. Silva
Paul M. Silva	Senior Vice President and Corporate Controller (Principal Accounting Officer)	February 13, 2020

/s/ Reshma Kewalramani
Reshma Kewalramani	Executive Vice President, Chief Medical Officer and Director	February 13, 2020

/s/ Sangeeta N. Bhatia
Sangeeta N. Bhatia	Director	February 13, 2020

/s/ Lloyd Carney
Lloyd Carney	Director	February 13, 2020

/s/ Alan Garber
Alan Garber	Director	February 13, 2020

/s/ Terrence C. Kearney
Terrence C. Kearney	Director	February 13, 2020

/s/ Yuchun Lee
Yuchun Lee	Director	February 13, 2020

/s/ Margaret G. McGlynn
Margaret G. McGlynn	Director	February 13, 2020

/s/ Bruce I. Sachs
Bruce I. Sachs	Director	February 13, 2020

/s/ William D. Young
William D. Young	Director	February 13, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Vertex Pharmaceuticals Incorporated

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vertex Pharmaceuticals Incorporated (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2020 expressed an unqualified opinion thereon.
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
ASU No. 2016-02
As discussed in Note A to the consolidated financial statements, the Company changed its method for lease accounting as a result of the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments effective January 1, 2019.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Payor Mix Impact on Measuring Variable Consideration
Description of the Matter
As discussed in Note A to the Company’s consolidated financial statements, the Company records product sales at the net sales price, or “transaction price,” which requires the Company to make several significant estimates regarding the net sales price. The most significant estimates relate to government rebates, chargebacks, discounts and fees, collectively rebates. Due to the delay in receipt of claims by third-party payors, the Company estimates the percentage of prescriptions that will be covered by each third-party payor, which is referred to as the payor mix. Rebate accruals inclusive of estimated amounts due for claims not yet received or processed are recorded within accrued expenses on the Company’s consolidated balance sheet.
Auditing the measurement of the Company’s net product revenues was especially complex and judgmental due to the significant estimation required in determining the amount of consideration that will be collected net of estimates for payor rebates. In particular, the net sales price is affected by assumptions in payor behavior such as changes in payor mix, payor collections, current customer contractual requirements, and experience with ultimate collection from third-party payors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process, including controls over the underlying assumptions and inputs used by management to estimate amounts due to third-party payors and the completeness and accuracy of the data used in the estimates. We also tested the Company’s controls to assess the completeness and accuracy of the current and historical data that supports the estimate.
Our audit procedures to test the Company’s recognition of net product revenues included, among others, assessing the methodology used to determine the estimate and testing the significant assumptions and the underlying data used by the Company in its analysis, which included historical claims data. To assess the payor mix assumptions we tested contracted rates, historical claims and payment data and related trends, and other relevant factors. We also assessed the historical accuracy of the Company’s estimates of third-party payor rebates.

Accounting for the Impacts of Business Combinations
Description of the Matter
As described in Note C and Note E to the Company’s consolidated financial statements, the Company closed two business combinations during 2019; the acquisition of all outstanding shares of Exonics Therapeutics, Inc. (“Exonics”) for upfront consideration of $266.3 million and contingent milestones of up to $728.0 million and the acquisition of all outstanding shares of Semma Therapeutics, Inc. (“Semma”) for total upfront consideration of $936.8 million. Assets and liabilities recognized as part of the business combinations are recorded at fair value with $13.0 million and $387.0 million of in-process-research development intangible assets recognized for Exonics at July 16, 2019 and Semma at October 10, 2019, respectively, and $172.0 million recognized at July 16, 2019 for the contingent consideration liability for Exonics. The contingent liability for Exonics is remeasured to fair value at each reporting period and the amount recorded at December 31, 2019 was $176.5 million.
Auditing the Company's accounting for its acquisitions of Exonics and Semma was especially complex due to the significant estimation and judgment required by management in determining the fair value of in-process-research and development intangible assets acquired for Exonics and Semma and the contingent consideration liability for Exonics. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of the in-process research and development intangible assets and contingent consideration, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The Company used the multi-period excess earnings method of the income approach to measure the fair value of the in-process-research and development intangible assets acquired and a probability weighted discounted cash flow method of the income approach to measure the fair value of contingent consideration. The significant assumptions used to estimate the fair value of the in-process-research and development intangible assets acquired included the estimated probability of technical and regulatory success rates, development cost assumptions, revenue projections and growth rates, commercial cost estimates and discount rates. The significant assumptions used to estimate the fair value of contingent consideration included the estimated timing of regulatory and commercial milestone achievement and the corresponding estimated probability of technical and regulatory success rates applied by management. Given the pre-clinical nature of the assets acquired, these significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for acquisitions. Our testing of controls included controls over the valuation of the intangible assets acquired and contingent consideration, including the valuation models used and the underlying assumptions used to develop such estimates, and controls over the completeness and accuracy of the data used to develop the estimates.
To test the estimated fair value of the intangible assets and contingent consideration, we performed audit procedures that included, among others, evaluating the Company's use of the income approach (the multi-period excess earnings method and probability weighted discounted cash flow method), testing the significant assumptions used in the model, as described above, and assessing the completeness and accuracy of the underlying data. We compared the significant assumptions to current industry, and market data, to the assumptions used to value similar assets in other acquisitions and to other guideline companies within the same industry. We involved our valuation professionals to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Boston, Massachusetts
February 13, 2020

VERTEX PHARMACEUTICALS INCORPORATED Consolidated Statements of Operations (in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Product revenues, net	$4,160,726	$3,038,325	$2,165,480
Collaborative and royalty revenues	2,095	9,272	323,172
Total revenues	4,162,821	3,047,597	2,488,652
Costs and expenses:
Cost of sales	547,758	409,539	275,119
Research and development expenses	1,754,540	1,416,476	1,324,625
Sales, general and administrative expenses	658,498	557,616	496,079
Change in fair value of contingent consideration	4,459	—	—
Restructuring (income) expenses	—	(184)	14,246
Intangible asset impairment charges	—	29,000	255,340
Total costs and expenses	2,965,255	2,412,447	2,365,409
Income from operations	1,197,566	635,150	123,243
Interest income	63,678	38,352	11,748
Interest expense	(58,502)	(72,471)	(69,298)
Other income (expense), net	192,177	(790)	(81,382)
Income (loss) before provision for (benefit from) income taxes	1,394,919	600,241	(15,689)
Provision for (benefit from) income taxes	218,109	(1,486,862)	(107,324)
Net income	1,176,810	2,087,103	91,635
Loss attributable to noncontrolling interest	—	9,793	171,849
Net income attributable to Vertex	$1,176,810	$2,096,896	$263,484

Amounts per share attributable to Vertex common shareholders:
Net income:
Basic	$4.58	$8.24	$1.06
Diluted	$4.51	$8.09	$1.04
Shares used in per share calculations:
Basic	256,728	254,292	248,858
Diluted	260,673	259,185	253,225
The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Consolidated Statements of Comprehensive Income (Loss) (in thousands)

	Year ended December 31,
	2019	2018	2017
Net income	$1,176,810	$2,087,103	$91,635
Changes in other comprehensive (loss) income:
Unrealized holding gains on marketable securities, net of tax of zero, zero and $(2.7) million, respectively	1,039	58	6,954
Unrealized (losses) gains on foreign currency forward contracts, net of tax of $7.0 million, $(7.1) million and $3.4 million, respectively	(14,003)	27,438	(26,530)
Foreign currency translation adjustment	10,332	8,855	(13,169)
Total changes in other comprehensive (loss) income	(2,632)	36,351	(32,745)
Comprehensive income	1,174,178	2,123,454	58,890
Comprehensive loss attributable to noncontrolling interest	—	9,793	171,849
Comprehensive income attributable to Vertex	$1,174,178	$2,133,247	$230,739
The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Consolidated Balance Sheets (in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,109,322	$2,650,134
Marketable securities	698,972	518,108
Accounts receivable, net	633,518	409,688
Inventories	167,502	124,360
Prepaid expenses and other current assets	213,515	140,819
Total current assets	4,822,829	3,843,109
Property and equipment, net	745,080	812,005
Goodwill	1,002,158	50,384
Intangible assets	400,000	—
Deferred tax assets	1,190,815	1,499,672
Other assets	157,583	40,728
Total assets	$8,318,465	$6,245,898
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$87,610	$110,987
Accrued expenses	1,116,912	958,899
Other current liabilities	130,305	50,406
Total current liabilities	1,334,827	1,120,292
Long-term finance lease liabilities	538,576	581,550
Long-term contingent consideration	176,500	—
Other long-term liabilities	183,318	108,853
Total liabilities	2,233,221	1,810,695
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 258,993 and 255,172 shares issued and outstanding, respectively	2,589	2,546
Additional paid-in capital	7,937,606	7,421,476
Accumulated other comprehensive (loss) income	(1,973)	659
Accumulated deficit	(1,852,978)	(2,989,478)
Total shareholders’ equity	6,085,244	4,435,203
Total liabilities and shareholders’ equity	$8,318,465	$6,245,898

The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Consolidated Statements of Shareholders’ Equity and Noncontrolling Interest (in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Vertex Shareholders’ Equity	Noncontrolling Interest	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2016	248,301	$2,450	$6,506,795	$21,173	$(5,373,836)	$1,156,582	$181,609	$1,338,191
Cumulative effect adjustment for adoption of new accounting guidance	—	—	9,371	—	(9,371)	—	—	—
Other comprehensive loss, net of tax	—	—	—	(32,745)	—	(32,745)	—	(32,745)
Net income (loss)	—	—	—	—	263,484	263,484	(171,849)	91,635
Issuance of common stock under benefit plans	4,952	62	345,554	—	—	345,616	57	345,673
Stock-based compensation expense	—	—	295,642	—	—	295,642	—	295,642
VIE noncontrolling interest upon deconsolidation	—	—	—	—	—	—	3,910	3,910
Balance, December 31, 2017	253,253	$2,512	$7,157,362	$(11,572)	$(5,119,723)	$2,028,579	$13,727	$2,042,306
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	(24,120)	33,349	9,229	—	9,229
Other comprehensive income, net of tax	—	—	—	36,351	—	36,351	—	36,351
Net income (loss)	—	—	—	—	2,096,896	2,096,896	(9,793)	2,087,103
Repurchases of common stock	(2,094)	(21)	(350,022)	—	—	(350,043)	—	(350,043)
Issuance of common stock under benefit plans	4,013	55	288,480	—	—	288,535	—	288,535
Stock-based compensation expense	—	—	325,656	—	—	325,656	—	325,656
VIE noncontrolling interest upon deconsolidation	—	—	—	—	—	—	(3,540)	(3,540)
Other VIE activity	—	—	—	—	—	—	(394)	(394)
Balance, December 31, 2018	255,172	$2,546	$7,421,476	$659	$(2,989,478)	$4,435,203	$—	$4,435,203
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	—	(40,310)	(40,310)	—	(40,310)
Other comprehensive loss, net of tax	—	—	—	(2,632)	—	(2,632)	—	(2,632)
Net income	—	—	—	—	1,176,810	1,176,810	—	1,176,810
Repurchases of common stock	(1,074)	(10)	(192,005)	—	—	(192,015)	—	(192,015)
Issuance of common stock under benefit plans	4,895	53	345,926	—	—	345,979	—	345,979
Stock-based compensation expense	—	—	362,209	—	—	362,209	—	362,209
Balance, December 31, 2019	258,993	$2,589	$7,937,606	$(1,973)	$(1,852,978)	$6,085,244	$—	$6,085,244
The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED Consolidated Statements of Cash Flows (in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$1,176,810	$2,087,103	$91,635
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	360,489	325,047	293,236
Depreciation expense	106,941	72,420	61,397
Deferred income taxes (including benefit from valuation allowance release in 2018)	167,387	(1,512,325)	(120,513)
Gains on equity securities	(197,597)	(2,558)	—
Increase in fair value of contingent consideration	4,459	—	—
Intangible asset impairment charges	—	29,000	255,340
Acquired in-process research and development	—	—	160,000
Deconsolidation of VIE	—	1,077	76,644
Other non-cash items, net	16,942	32,502	14,439
Changes in operating assets and liabilities:
Accounts receivable, net	(225,587)	(108,152)	(71,759)
Inventories	(64,047)	(31,965)	(47,484)
Prepaid expenses and other assets	35,440	16,684	(111,063)
Accounts payable	(22,785)	36,554	8,753
Accrued expenses	172,881	302,755	255,178
Other liabilities	37,997	22,144	(20,861)
Net cash provided by operating activities	1,569,330	1,270,286	844,942
Cash flows from investing activities:
Payments to acquire businesses, net of cash acquired	(1,154,212)	—	—
Purchases of available-for-sale debt securities	(537,196)	(431,918)	(532,581)
Maturities of available-for-sale debt securities	475,924	431,576	369,214
Sale of equity securities	94,936	—	—
Expenditures for property and equipment	(75,451)	(95,524)	(99,421)
Investment in equity securities	(39,319)	(83,471)	—
Investment in note receivable	—	(15,000)	—
Decrease in restricted cash due to deconsolidation of VIE	—	(7,896)	(61,602)
Purchase of in-process research and development	—	—	(160,000)
Other investing activities	—	75	1,061
Net cash used in investing activities	(1,235,318)	(202,158)	(483,329)
Cash flows from financing activities:
Issuances of common stock under benefit plans	343,244	289,293	344,840
Repurchases of common stock	(192,015)	(350,043)	—
Payments on finance leases	(39,185)	—	—
Advance from collaborator	12,500	7,500	12,500
Proceeds related to capital lease and construction financing lease obligations	10,046	20,840	34,666
Repayments of advanced funding	(5,866)	(5,027)	(4,266)
Payments on capital lease and construction financing lease obligations	—	(33,388)	(19,336)
Payments on revolving credit facility	—	—	(300,000)
Other financing activities	(1,951)	(394)	—
Net cash provided by (used in) financing activities	126,773	(71,219)	68,404
Effect of changes in exchange rates on cash	1,643	(6,182)	5,802
Net increase in cash, cash equivalents and restricted cash	462,428	990,727	435,819
Cash, cash equivalents and restricted cash—beginning of period	2,658,253	1,667,526	1,231,707
Cash, cash equivalents and restricted cash—end of period	$3,120,681	$2,658,253	$1,667,526

Supplemental disclosure of cash flow information:
Cash paid for interest	$55,554	$66,458	$68,696
Cash paid for income taxes	$24,730	$12,402	$6,414
Capitalization of costs related to construction financing lease obligation	$—	$3,389	$40,855
Issuances of common stock from employee benefit plans receivable	$2,820	$86	$844
The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements

A.	Nature of Business and Accounting Policies
Business
Vertex Pharmaceuticals Incorporated (“Vertex” or the “Company”) invests in scientific innovation to create transformative medicines for serious diseases. The Company’s business is focused on developing and commercializing therapies for the treatment of cystic fibrosis (“CF”) and advancing research and development programs in other indications. The Company’s marketed products are TRIKAFTA (elexacaftor/tezacaftor/ivacaftor and ivacaftor), SYMDEKO/SYMKEVI (tezacaftor in combination with ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor) and KALYDECO (ivacaftor), which are approved to treat patients with CF who have specific mutations in their cystic fibrosis transmembrane conductance regulator (“CFTR”) gene.
As of December 31, 2019, the Company had cash, cash equivalents and marketable securities of $3.8 billion. The Company expects that cash flows from the sales of its products, together with the Company’s cash, cash equivalents and marketable securities, will be sufficient to fund its operations for at least the next twelve months.
The Company is subject to risks common to companies in its industry including, but not limited to, the dependence on revenues from its CF products, competition, uncertainty about clinical trial outcomes and regulatory approvals, uncertainties relating to pharmaceutical pricing and reimbursement, uncertainty related to international expansion, uncertain protection of proprietary technology, the need to comply with government regulations, share price volatility, dependence on collaborative relationships and potential product liability.
Basis of Presentation
The accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), reflect the operations of (i) the Company, (ii) its wholly-owned subsidiaries and (iii) consolidated variable interest entities (“VIEs”). In 2017, the Company deconsolidated Parion Sciences, Inc. (“Parion”), a VIE the Company had consolidated since 2015. In 2018, the Company deconsolidated BioAxone Biosciences, Inc. (“BioAxone”), a VIE the Company had consolidated since 2014. As of December 31, 2019 and 2018, the Company did not have any consolidated VIEs. All material intercompany balances and transactions have been eliminated. The Company operates in one segment, pharmaceuticals. Please refer to Note R, “Segment Information,” for enterprise-wide disclosures regarding the Company’s revenues, major customers and long-lived assets by geographic area. The Company has reclassified certain items from the prior year’s consolidated financial statements to conform to the current year’s presentation.
Use of Estimates
The preparation of consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates in these consolidated financial statements have been made in connection with (i) determining the transaction price of revenues, (ii) accounting for acquisitions, including intangible assets, goodwill and contingent consideration and (iii) evaluating deferred tax asset valuation allowances and the provision for income taxes. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

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
The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services that it transfers to the customer. Once a contract is determined to be within the scope of ASC 606 at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which of these performance obligations are distinct. The Company recognizes as revenue the amount of the transaction price that is allocated to each performance obligation when that performance obligation is satisfied or as it is satisfied. Generally, the Company’s performance obligations are transferred to customers at a point in time, typically upon delivery.
Product Revenues, Net
The Company sells its products principally to a limited number of specialty pharmacy and specialty distributors in the United States, which account for the largest portion of its total revenues, and makes international sales primarily to specialty distributors and retail chains, as well as hospitals and clinics, many of which are government-owned or supported (collectively, its “Customers”). The Company’s Customers in the United States subsequently resell the products to patients and health care providers. In accordance with ASC 606, the Company recognizes net product revenues from sales when the Customers obtain control of the Company’s products, which typically occurs upon delivery to the Customer. The Company’s payment terms are approximately 30 days in the United States and consistent with prevailing practice in international markets.
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
Contract Liabilities
The Company recorded contract liabilities of $62.3 million and $24.9 million as of December 31, 2019 and 2018, respectively, related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement the Company can receive. Upon exceeding the annual reimbursement amount, products are provided free of charge, which is a material right. These contracts include upfront payments and fees.  The Company defers a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” The deferred amount is recognized as revenue when the free products are shipped. The Company’s product revenue contracts include performance obligations that are one year or less.
The Company’s contract liabilities at the end of each fiscal year relate to contracts with annual reimbursement limits in international markets in which the annual period associated with the contract is not the same as the Company’s fiscal year. In these markets the Company recognizes revenues related to performance obligations satisfied in previous years; however, these revenues do not relate to any performance obligations that were satisfied more than 12 months prior to the beginning of the current year. During the year ended December 31, 2019, the Company recorded $24.9 million of revenues that were recorded as contract liabilities at the beginning of the year.
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
In 2015, the Company began distributing ORKAMBI through early access programs in France and remained engaged in reimbursement discussions with the French government until November 2019, when the Company reached an agreement with the French government for ORKAMBI, including ORKAMBI distributed through early access programs. From the time the Company began distributing ORKAMBI through early access programs in France, it expected the difference between the amounts collected based on the invoiced amount and the final amount for ORKAMBI distributed through early access programs would be returned to the French government. As a result, the Company has classified a refund liability related to the early access programs in France within “Accrued expenses” on its consolidated balance sheets.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Pursuant to the revenue recognition accounting guidance that was applicable until December 31, 2017, the Company’s ORKAMBI net product revenues for 2015, 2016 and 2017 did not include any net product revenues from sales of ORKAMBI in France because the price was not fixed or determinable at the time of delivery. Upon adopting ASC 606 in 2018, the Company recorded an $8.3 million cumulative effect adjustment to “Accumulated deficit” primarily related to shipments of ORKAMBI under the early access programs in France. The Company determined the amount of the adjustment based upon (i) the status of reimbursement discussions in France upon adoption, (ii) its estimate of the amount of consideration it expected to retain related to ORKAMBI sales in France that occurred on or prior to December 31, 2017 that would not be subject to a significant reversal in amounts recognized and (iii) recognition of costs previously deferred related to the ORKAMBI sales in France. Please refer to Recent Accounting Pronouncements included in this Note A, “Nature of Business and Accounting Policies,” below for more information regarding the revenue recognition guidance adopted as of January 1, 2018.
For ORKAMBI sales in France that occurred after December 31, 2017 under the early access programs, the Company recognized net product revenues based on a transaction price that reflected the Company’s estimate of consideration it expected to retain that would not be subject to a significant reversal in amounts recognized. When determining if variable consideration should be constrained, the Company considers whether there are factors outside its control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. The Company recognized ORKAMBI net product revenues from sales in France based on this estimate from the first quarter of 2018 through the third quarter of 2019. Upon reaching an agreement with the French government for ORKAMBI, including ORKAMBI distributed through early access programs in November 2019, the Company updated the transaction price to reflect the final amount for ORKAMBI distributed through early access programs. As a result, the Company recognized net product revenues of $155.8 million related to prior period ORKAMBI early access program sales in the fourth quarter of 2019 because the updated transaction price for ORKAMBI distributed through these programs exceeded the Company’s previous estimate of the consideration it expected to retain that would not be subject to a significant reversal in amounts recognized. Additionally, the Company’s refund liability no longer requires estimation as of December 31, 2019 and will be paid to the French government in 2020.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

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
Development and Regulatory Milestone Payments: Depending on facts and circumstances, the Company may conclude that it is appropriate to include certain milestones in the estimated transaction price or that it is appropriate to fully constrain the milestones. A milestone payment is included in the transaction price in the reporting period that the Company concludes that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized in future periods. This may result in revenues from certain milestones and a corresponding contract asset being recorded in a reporting period before the milestone is achieved. Milestone payments that have not been included in the transaction price to date are fully constrained until the Company concludes that their achievement is probable and that recognition of the related revenue will not result in a significant reversal in amounts recognized in future periods. The Company re-evaluates the probability of achievement of such development milestones and any related constraint each reporting period and adjusts its estimate of the overall transaction price, including the amount of collaborative revenue that it has recorded, if necessary. The Company has not recorded any significant development or regulatory milestone revenues the three years ended December 31, 2019.
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
Sales-based Milestone and Royalty Payments: The Company’s collaborators may be required to pay the Company sales-based milestones or royalties on future sales of commercial products.  The Company recognizes revenues related to sales-based milestone and royalties upon the later to occur of (i) achievement of the collaborator’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case assuming the license to the Company’s intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate. The Company has not recorded any sales-based milestones or royalties revenues during the three years ended December 31, 2019.
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
The Company also is subject to credit risk from its accounts receivable related to its product sales and collaborators. The Company evaluates the creditworthiness of each of its customers and has determined that all of its material customers are

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

creditworthy. To date, the Company has not experienced significant losses with respect to the collection of its accounts receivable. The Company believes that its allowance for doubtful accounts was adequate at December 31, 2019. Please refer to Note R, “Segment Information,” for further information.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Marketable Securities
As of December 31, 2019, the Company’s marketable securities consisted of investments in available-for-sale debt securities, including government-sponsored enterprise securities, corporate debt securities and commercial paper, and corporate equity securities with readily determinable fair values. The Company classifies marketable securities available to fund current operations as current assets on its consolidated balance sheets. Marketable securities are classified as long-term assets on the consolidated balance sheets if (i) they have been in an unrealized loss position for longer than one year and (ii) the Company has the ability and intent to hold them (a) until the carrying value is recovered and (b) such holding period may be longer than one year. The Company’s marketable securities are stated at fair value. The fair value of these securities is based on quoted prices for identical or similar assets.
The Company records unrealized gains (losses) on available-for-sale debt securities as a component of “Accumulated other comprehensive (loss) income,” which is a separate component of shareholders’ equity on its consolidated balance sheet, until such gains and losses are realized.
Pursuant to the adoption of Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”) on January 1, 2018, the Company began recording changes in the fair value of its investments in corporate equity securities to “Other income (expense), net” in the Company’s consolidated statements of operations. Prior to its adoption of ASU 2016-01 in 2018, the Company recorded changes in the fair value of its investments in corporate equity securities to “Accumulated other comprehensive (loss) income.”
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
Realized gains and losses are determined using the specific identification method and are included in “Other income (expense), net” in the consolidated statements of operations.
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
The Company provides to employees who have rendered a certain number of years’ to the Company and meet certain age requirements, partial or full acceleration of vesting of these equity awards, subject to certain conditions including a notification period, upon a termination of employment other than for cause. Approximately 5% of the Company’s employees were eligible for partial or full acceleration of any of their equity awards as of December 31, 2019. The Company recognizes stock-based compensation expense related to these awards over a service period reflecting qualified employees’ eligibility for partial or full acceleration of vesting.
Research and Development Expenses
The Company expenses as incurred all research and development expenses, including amounts funded by research and development collaborations. The Company capitalizes nonrefundable advance payments made by the Company for research and development activities and expenses the payments as the related goods are delivered or the related services are performed.
Research and development expenses are comprised of costs incurred by the Company in performing research and development activities, including salary and benefits; stock-based compensation expense; outsourced services and other direct expenses, including clinical trial and pharmaceutical development costs; collaboration and asset acquisition payments; expenses associated with drug supplies that are not being capitalized; and infrastructure costs, including facilities costs and depreciation expense.
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
Property and Equipment
Property and equipment are recorded at cost. Depreciation expense is recorded using the straight-line method over the estimated useful life of the related asset, generally seven to ten years for furniture and equipment, three to five years for computers and software and for leasehold improvements, the shorter of the useful life of the improvements or the estimated remaining life of the associated lease. Maintenance and repairs to an asset that do not improve or extend its life are charged to operations. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the Company’s consolidated statements of operations. The Company performs an assessment of the fair value of the assets if indicators of impairment are identified during a reporting period and records the assets at the lower of the net book value or the fair value of the assets.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The Company capitalizes internal costs incurred to develop software for internal use during the application development stage. Amortization of capitalized internally developed software costs is recorded in depreciation expense over the useful life of the related asset.
Leases
The Company adopted ASU 2016-02, Leases (Topic 842) (“ASC 842”) as of January 1, 2019. Under ASC 842, the Company determines whether the arrangement contains a lease at the inception of an arrangement. If a lease is identified in an arrangement, the Company recognizes a right-of-use asset and liability on its consolidated balance sheet and determines whether the lease should be classified as a finance or operating lease. The Company does not recognize assets or liabilities for leases with lease terms of less than 12 months.
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
Finance leases are recorded in “Property and equipment, net,” “Other current liabilities” and “Long-term finance lease liabilities” and operating leases are recorded in “Other assets,” “Other current liabilities” and “Other long-term liabilities” on the Company’s consolidated balance sheet.
Prior to the adoption of ASC 842 on January 1, 2019, the Company applied build-to-suit accounting and was the deemed owner of its leased corporate headquarters in Boston and research site in San Diego, for which it was recognizing depreciation expense over the buildings’ useful lives and imputed interest on the corresponding construction financing lease obligations. The Company also recorded leases for equipment as capital leases pursuant to the accounting guidance that was effective until December 31, 2018.
The assets and liabilities associated with the Company’s capital lease agreements were recorded at the present value of the minimum lease payments at the inception of the lease agreement. The assets were depreciated using the straight-line method over the shorter of the useful life of the related asset or the remaining life of the associated lease. Amortization of capital lease assets was included in depreciation expense.

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
Variable Interest Entities
The Company reviews each collaboration agreement pursuant to which it licenses assets owned by a collaborator in order to determine whether or not it has a variable interest via the license agreement with the collaborator and if the variable interest is a variable interest in the collaborator as a whole. In assessing whether the Company has a variable interest in the collaborator as a whole, the Company considers and makes judgments regarding the purpose and design of the entity, the value of the licensed assets to the collaborator, the value of the collaborator’s total assets and the significant activities of the collaborator. If the Company has a variable interest in the collaborator as a whole, the Company assesses whether or not the Company is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to the collaboration agreement and (iii) which party has the obligation to absorb losses of or the right to receive benefits from the VIE that could be significant to the VIE. If the Company determines it is the primary beneficiary of a VIE at the onset of the collaboration agreement, the collaboration is treated as a business combination and the Company consolidates the financial statements of the VIE into the Company’s consolidated financial statements. On a quarterly basis, the Company evaluates whether it continues to be the primary beneficiary of any consolidated VIEs. If the Company determines that it is no longer the primary beneficiary of a consolidated VIE, or no longer has a variable interest in the VIE, it deconsolidates the VIE in the period that the determination is made.
Fair Value of In-process Research and Development Assets and Contingent Payments
The present-value models the Company uses to estimate the fair values of in-process research and development assets and contingent payments pursuant to collaborations and acquisitions incorporate significant assumptions.
The Company’s discounted cash flow models pertaining to in-process research and development assets include: (i) assumptions regarding the probability of obtaining marketing approval for a drug candidate; (ii) the timing of and the expected costs to develop and commercialize a drug candidate; (iii) estimates of future cash flows from potential product sales with respect to a drug candidate; and (iv) appropriate discount and tax rates.
The Company bases its estimates of the probability of achieving the milestones relevant to the fair value of contingent payments, which could include milestone, royalty and option payments, on industry data. Estimates included in the discounted cash flow models pertaining to contingent payments also include: (i) estimate regarding the timing of the relevant development and commercial milestones and royalties, (ii) and appropriate discount rates. Please refer to Note E, “Fair Value Measurements,” for further information.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

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
In-process research and development that is acquired in a transaction that does not qualify as a business combination under GAAP and that does not have an alternative future use is expensed in the period in which it is acquired.
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
Discontinued Operations
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
Embedded Derivatives
Embedded derivatives are required to be bifurcated from the host instruments and recorded at fair value if the derivatives are not clearly and closely related to the host instruments on the date of issuance. The Company did not have any material embedded derivatives that required bifurcation recorded on its consolidated balance sheets as of December 31, 2019 and 2018, respectively.
Hedging Activities
The Company recognizes the fair value of hedging instruments that are designated and qualify as hedging instruments pursuant to GAAP, foreign currency forward contracts, as either assets or liabilities on the consolidated balance sheets. Changes in the fair value of these instruments are recorded each period in “Accumulated other comprehensive (loss) income” as unrealized gains and losses until the forecasted underlying transaction occurs. Unrealized gains and losses on these foreign currency forward contracts are included in “Prepaid expenses and other current assets” or “Other assets,” and “Other current liabilities” or “Other long-term liabilities,” respectively, on the Company’s consolidated balance sheets depending on the remaining period until their contractual maturity. Realized gains and losses for the effective portion of such contracts are recognized in “Product revenues, net” in the consolidated statement of operations in the same period that it recognizes the product revenues that were impacted by the hedged foreign exchange rate changes. The Company classifies the cash flows from hedging instruments in the same category as the cash flows from the hedged items.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The Company also enters into foreign currency forward contracts with contractual maturities of less than one month designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities including intercompany balances. These contracts are not designated as hedging instruments pursuant to GAAP. Realized gains and losses for such contracts are recognized in “Other income (expense), net” in the consolidated statement of operations each period.
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
The Company has adopted several plans to restructure its facilities and operations for which it has incurred restructuring expenses. The only significant restructuring event during the three years ended December 31, 2019 commenced in February 2017 upon the Company’s decision to consolidate its research activities into its Boston, Milton Park and San Diego locations. The Company closed its research site in Canada as a result of this decision affecting approximately 70 positions. The Company’s lease for its research site in Canada expired in October 2018. As of December 31, 2019 and 2018, the Company has no restructuring liabilities recorded on its consolidated balance sheet and does not anticipate any additional charges related to this restructuring event in the future.
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
Foreign Currency Translation and Transactions
The majority of the Company’s operations occur in entities that have the U.S. dollar denominated as their functional currency. The assets and liabilities of the Company’s entities with functional currencies other than the U.S. dollar are translated into U.S. dollars at rates of exchange in effect at the end of the year. Revenue and expense amounts for these entities are translated using the average exchange rates for the period. Net unrealized gains and losses resulting from foreign currency translation are included in “Accumulated other comprehensive (loss) income.” Net foreign currency exchange transaction losses, which are included in “Other income (expense), net” on the Company’s consolidated statement of operations, were $5.2 million, $1.1 million and $5.5 million for 2019, 2018 and 2017, respectively. These net foreign currency exchange losses are presented net of the impact of the foreign currency forward contracts designed to mitigate their effect on the Company’s consolidated statement of operations.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

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
Recently Adopted Accounting Standards
Leases
In 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842, which amends a number of aspects of lease accounting and requires entities to recognize right-of-use assets and liabilities on the balance sheet. ASC 842 became effective on January 1, 2019.
Until December 31, 2018, the Company applied build-to-suit accounting and was the deemed owner of its leased corporate headquarters in Boston and research site in San Diego, for which it was recognizing depreciation expense over the buildings’ useful lives and imputed interest on the corresponding construction financing lease obligations. Under the amended guidance that became effective January 1, 2019, the Company accounts for these buildings as finance leases, resulting in increased depreciation expense over the respective lease terms of approximately 15 years, which are significantly shorter than the buildings’ useful lives of 40 years. The amended guidance also results in a reduction in imputed interest expense in the initial years of each finance lease term.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which offered a transition option to entities adopting ASC 842. Under ASU 2018-11, entities could elect to apply ASC 842 using a modified-retrospective adoption approach resulting in a cumulative effect adjustment to accumulated deficit at the beginning of the year in which the new lease standard is adopted, rather than adjustments to the earliest comparative period presented in their financial statements. The Company adopted ASC 842 using the modified-retrospective method. As of January 1, 2019, the Company recorded a cumulative effect adjustment to increase its “Accumulated deficit” by $40.3 million related to the adjustments to its build-to-suit leases described in the previous paragraph.
The Company elected the package of transition practical expedients for leases that commenced prior to January 1, 2019, allowing it not to reassess (i) whether any expired or existing contracts contain leases, (ii) the lease classification for any expired or existing leases and (iii) the initial indirect costs for any existing leases.
Additionally, the Company recorded, upon adoption of ASC 842 on January 1, 2019, operating lease assets of $61.7 million and corresponding liabilities of $71.9 million related to its real estate leases that are not treated as finance leases under ASC 842. The difference between these assets and liabilities was primarily attributable to prepaid or accrued lease payments. The Company also reclassified amounts that were recorded as “Capital lease obligations, current portion” and “Capital lease obligations, excluding current portion” as of December 31, 2018 to “Other current liabilities” and “Long-term finance lease liabilities,” respectively, on January 1, 2019. These adjustments had no impact on the Company’s consolidated statement of operations and had no impact on the Company’s accumulated deficit.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The cumulative effect of applying ASC 842 on the Company’s consolidated balance sheet as of January 1, 2019 was as follows:

	Balance as of		Balance as of
	December 31, 2018 ^	Adjustments	January 1, 2019
Assets	(in thousands)
Prepaid expenses and other current assets	$140,819	$(2,930)	$137,889
Property and equipment, net	812,005	(53,920)	758,085
Deferred tax assets	1,499,672	11,236	1,510,908
Other assets	—	61,674	61,674
Total assets	$6,245,898	$16,060	$6,261,958
Liabilities and Shareholders’ Equity
Capital lease obligations, current portion	$9,817	$(9,817)	$—
Other current liabilities	40,589	34,304	74,893
Capital lease obligations, excluding current portion	19,658	(19,658)	—
Construction financing lease obligation, excluding current portion	561,892	(561,892)	—
Long-term finance lease liabilities	—	569,487	569,487
Other long-term liabilities	26,280	43,946	70,226
Accumulated deficit	(2,989,478)	(40,310)	(3,029,788)
Total liabilities and shareholders’ equity	$6,245,898	$16,060	$6,261,958
^ As reported in the Company’s 2018 Annual Report on Form 10-K.

“Other assets” and “Other long-term liabilities” in the table above relate primarily to the Company’s operating leases. Please refer to Note M, “Leases,” for further information regarding the Company’s leases as well as certain disclosures required by ASC 842.
Derivatives and Hedging
In 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) (“ASU 2017-12”), which helps simplify certain aspects of hedge accounting and enables entities to more accurately present their risk management activities in their financial statements. ASU 2017-12 became effective January 1, 2019. The adoption of ASU 2017-12 did not have a significant effect on the Company’s consolidated financial statements.
Revenue Recognition
In 2014, the FASB issued ASC 606. The new guidance became effective January 1, 2018. ASC 606 applies a more principles-based approach to recognizing revenue. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted ASC 606 on January 1, 2018 using the modified-retrospective adoption method for all contracts that were not completed as of the date of adoption. Under the modified-retrospective method, the Company recognized the cumulative effect of applying the standard within “Accumulated deficit” on its consolidated balance sheet as of January 1, 2018.
For all reporting periods, the Company has not disclosed the value of unsatisfied performance obligations for all product revenue contracts with an original expected length of one year or less, which is an optional exemption that is permitted under the adoption rules.
Based on the Company’s review of existing customer contracts as of January 1, 2018, it concluded that the only significant impact that the adoption of ASC 606 had on its financial statements related to shipments of ORKAMBI under early access programs in France. Prior to the adoption of ASC 606, the Company did not recognize revenue on the proceeds received from sales of ORKAMBI under early access programs in France because the price was not fixed or determinable based on the status of ongoing pricing discussions. As of January 1, 2018, the Company recorded a cumulative effect

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

adjustment to its accumulated deficit of $8.3 million related to the adoption of ASC 606, which primarily represented the Company’s estimated amount of consideration it expected to retain related to these shipments that would not be subject to a significant reversal in amounts recognized, net of costs previously deferred related to these shipments. Please refer to “Product Revenues, Net” above for further information related to the impact of the new revenue recognition on these sales.
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
Equity Investments
In 2016, the FASB issued ASU 2016-01, which amended guidance related to the recording of financial assets and financial liabilities. Under ASU 2016-01, equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of an investee) are measured at fair value with changes in fair value recognized in net income (loss). However, an entity has the option to measure equity investments without readily determinable fair values at (i) fair value or (ii) cost adjusted for changes in observable prices minus impairment. Changes in measurement under either alternative are recognized in net income (loss). ASU 2016-01 became effective January 1, 2018 and required the modified-retrospective adoption method. As of January 1, 2018, the Company held publicly traded equity investments and equity investments accounted for under the cost method. As a result, in 2018, the Company recorded a $25.1 million cumulative effect adjustment to “Accumulated deficit” related to its publicly traded equity investments equal to the unrealized gain, net of tax, that was recorded in “Accumulated other comprehensive (loss) income” as of December 31, 2017. The adoption of ASU 2016-01 had no effect on the Company’s equity investments accounted for under the cost method because the original cost basis of these investments was recorded on the Company’s consolidated balance sheet as of December 31, 2017. In 2019 and 2018, the Company recorded net unrealized gains of $132.5 million and $2.6 million, respectively, to “Other income (expense), net” in its consolidated statement of operations related to the change in fair value of its equity investments.
Intra-Entity Transfers
In 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which removes the previous exception in GAAP prohibiting an entity from recognizing current and deferred income tax expenses or benefits related to the transfer of assets, other than inventory, within the consolidated entity. The exception to defer the recognition of any tax impact on the transfer of inventory within the consolidated entity until it is sold to a third party remains unaffected. ASU 2016-16 became effective January 1, 2018. In 2018, upon adoption of ASU 2016-16, the Company recorded a deferred tax asset and corresponding full valuation allowance of $204.7 million equal to the unamortized cost of

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

intellectual property rights transferred to the United Kingdom in 2014 multiplied by an appropriate statutory rate. There was no cumulative effect adjustment to “Accumulated deficit” using the modified-retrospective adoption method.
Goodwill
In 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) (“ASU 2017-04”) related to measurements of goodwill. ASU 2017-04 modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value, which eliminates Step 2 from the goodwill impairment test. An entity would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the related reporting unit. The Company early adopted ASU 2017-04 and utilized this approach for annual and interim goodwill impairment tests conducted after January 1, 2018. The adoption of ASU 2017-04 did not have a significant effect on the Company’s consolidated financial statements.
Cash Flows - Restricted Cash
In 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”), which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash. Therefore, amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows.  ASU 2016-18 became effective January 1, 2018 and was effective on a retrospective basis. The cash, cash equivalents and restricted cash balances for the years ended December 31, 2019 through 2016, which are presented in the Company’s consolidated statements of cash flows subsequent to the adoption of ASU 2016-18, consisted of the following:

	As of December 31,
	2019	2018	2017	2016
	(in thousands)
Cash and cash equivalents	$3,109,322	$2,650,134	$1,665,412	$1,183,945
Prepaid expenses and other current assets	8,004	4,910	2,114	47,762
Other assets	3,355	3,209	—	—
Cash, cash equivalents and restricted cash per statement of cash flows	$3,120,681	$2,658,253	$1,667,526	$1,231,707

The Company’s restricted cash, if any, is included in “Prepaid expenses and other current assets” and “Other assets” in its consolidated balance sheets. As of December 31, 2017 and 2016, the Company recorded BioAxone’s cash and cash equivalents as “Prepaid expenses and other current assets” because the Company did not have any interest in or control over BioAxone’s cash and cash equivalents.
Stock-Based Compensation - Improvements
In 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 became effective January 1, 2017. ASU 2016-09 eliminated the requirement that excess tax benefits were realized as a reduction in current taxes payable before the associated tax benefit could be recognized as an increase in additional paid-in capital. This created a deferred tax asset of $410.8 million relating to federal and state net operating losses (“NOLs”) that were fully reserved by an equal increase in the Company’s valuation allowance as of January 1, 2017. The Company recorded deferred tax assets of $404.7 million relating to federal NOLs and $6.1 million relating to state NOLs, both of which were offset by a full valuation allowance. Upon adoption, the Company also elected to change its accounting policy to account for forfeitures of options and awards as they occur. The change was applied on a modified-retrospective basis with a cumulative effect adjustment to increase “Accumulated deficit” by $9.4 million as of January 1, 2017. This change also resulted in an increase to the deferred tax asset of $3.4 million, which was offset by a full valuation allowance. As a result, there was no cumulative effect adjustment to accumulated deficit related to income taxes. The provisions related to the recognition of excess tax benefits in the Company’s consolidated statement of

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

operations and classification in the consolidated statement of cash flows were adopted prospectively, and as such, the prior periods were not retrospectively adjusted.
Recently Issued Accounting Standards
Internal-Use Software
In 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements.  ASU 2018-15 was effective on January 1, 2020. The Company expects the adoption of ASU 2018-15 will result in an insignificant amount of additional assets recorded on its consolidated balance sheet.
Fair Value Measurement
In 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair value measurements. ASU 2018-13 was effective on January 1, 2020. The Company expects the adoption of ASU 2018-13 will result in additional disclosures related to its assets and liabilities that are valued based on Level 3 inputs.
Credit Losses
In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 was effective on January 1, 2020. The Company does not expect the adoption of ASU 2016-13 to have a significant impact on its consolidated financial statements.

B.	Collaborative Arrangements
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
Pursuant to the terms of its in-license agreements, the Company’s collaborators typically lead the discovery efforts and the Company leads all preclinical, development and commercialization activities associated with the advancement of any drug candidates and funds all expenses.
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
CRISPR Therapeutics AG
In 2015, the Company entered into a strategic collaboration, option and license agreement (the “CRISPR Agreement”) with CRISPR Therapeutics AG and its affiliates (“CRISPR”) to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene-editing technology. The Company had the exclusive right to license certain CRISPR Cas9-based targets. In the fourth quarter of 2019, the Company paid an aggregate of $30.0 million to exclusively license three CRISPR-Cas9-based targets, including CF, pursuant to the CRISPR Agreement. The Company recorded the $30.0 million total option payment to “Research and development expenses” in the fourth quarter of 2019. For each of the three targets that the Company elected to license, CRISPR has the potential to receive up to an additional $410.0 million in development, regulatory and commercial milestones as well as royalties on net product sales.
In 2017, the Company entered into a co-development and co-commercialization agreement with CRISPR pursuant to the terms of the CRISPR Agreement, under which the Company and CRISPR are co-developing and will co-commercialize CTX001 (the “CTX001 Co-Co Agreement”) for the treatment of hemoglobinopathy, including treatments for sickle cell disease and beta-thalassemia. As part of the collaboration, the Company and CRISPR share equally all development costs and potential worldwide revenues related to potential hemoglobinopathy treatments, including treatments for beta-thalassemia and sickle cell disease. The Company concluded that the CTX001 Co-Co Agreement is a cost-sharing arrangement, which results in the net impact of the arrangement being recorded in “Research and development expenses” in its consolidated statements of operations. During the years ended December 31, 2019 and 2018, the net expense related to the CTX001 Co-Co Agreement was $30.1 million and $19.7 million, respectively. Net expense related to the CTX001 Co-Co Agreement during the year ended December 31, 2017 was not significant.
In July 2019, the Company entered into a separate strategic collaboration and license agreement (the “CRISPR DMD/DM1 Agreement”) with CRISPR. Pursuant to this agreement, the Company received an exclusive worldwide license to CRISPR’s existing and future intellectual property for duchenne muscular dystrophy (“DMD”) and myotonic dystrophy type 1 (“DM1”) and the Company made an upfront payment of $175.0 million to CRISPR. The Company concluded that it did not have any alternative future use for the acquired in-process research and development and recorded the upfront payment to “Research and development expenses” in the third quarter of 2019. CRISPR has the potential to receive up to $825.0 million in research, development, regulatory and commercial milestones for the DMD and DM1 programs as well as royalties on net product sales. CRISPR has the option to co-develop and co-commercialize all DM1 products globally and forego the milestones and royalties associated with the DM1 program. The Company will fund all expenses associated with the

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

collaboration except for research costs for specified guide RNA research conducted by CRISPR, which the Company and CRISPR will share equally.
Please refer to Note F, “Marketable Securities and Equity Investments,” for information regarding the Company’s investment in CRISPR’s common stock.
Kymera Therapeutics Inc.
In May 2019, the Company entered into a strategic research and development collaboration agreement with Kymera Therapeutics Inc. (“Kymera”) to advance small molecule protein degraders against multiple targets. Kymera’s proprietary platform technology is being applied in the collaboration activities in exchange for an upfront payment of $50.0 million. The Company has the exclusive right to license up to six protein targets, for each of which Kymera may receive up to $170.0 million in payments, including development, regulatory and commercial milestones as well as royalties on net product sales. In addition to the upfront payment, the Company purchased $20.0 million of Kymera’s preferred stock. The Company determined that the fair value of its investment in Kymera’s preferred stock, which does not have a readily determinable fair value, approximated $20.0 million and classified the investment in “Other assets.”
The Company determined that substantially all of the fair value of the Kymera collaboration agreement was attributable to in-process research and development and no substantive processes were acquired that would constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development and recorded the $50.0 million upfront payment to “Research and development expenses.”
Other In-License Agreements
In addition to the collaborative arrangements described above, the Company has entered into additional in-license agreements that it does not consider to be individually significant to its financial statements. In addition to the payments described above, the Company recorded upfront, option and milestone payments totaling $63.3 million in 2019, $46.9 million in 2018 and $8.7 million in 2017 to “Research and development expenses,” which included a $25.9 million upfront payment to Molecular Templates, Inc. (“Molecular”) in 2019 and a $30.0 million upfront payment to Arbor Biotechnologies, Inc. (“Arbor”) in 2018.
For Molecular and Arbor and several other in-license agreements that are not individually significant to the Company’s financial statements. The Company determined that substantially all of the fair value of each individual agreement was attributable to in-process research and development and no substantive processes were acquired that would constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development associated with the agreements and recorded the related portion of the upfront payments to “Research and development expenses.” Please refer to Note E, “Fair Value Measurements,” and Note F, “Marketable Securities and Equity Investments,” for further information regarding the Company’s investments in its collaborators.
Variable Interest Entities (VIEs)
The Company licensed rights to certain drug candidates from these third-party collaborators, which has resulted in the consolidation of the third-parties’ financial statements into the Company’s consolidated financial statements as VIEs for certain periods of time. The Company deconsolidated the financial statements of Parion as of September 30, 2017 and BioAxone as of December 31, 2018 from its consolidated financial statements. As of December 31, 2018, and continuing through 2019, the Company had no consolidated VIEs reflected in its financial statements. Please refer to Note K, “Intangible Assets and Goodwill,” for further information regarding the impairment of Parion’s pulmonary ENaC platform and BioAxone’s VX-210 program that were related to these collaborations.
Parion Sciences, Inc.
In 2015, the Company entered into a strategic collaboration and license agreement (the “Parion Agreement”) with Parion to develop investigational epithelial sodium channel (“ENaC”) inhibitors for the potential treatment of CF and all other pulmonary diseases. The Parion Agreement was terminated in January 2020.  Following execution of the Parion Agreement, the Company determined that it had a variable interest in Parion via the Parion Agreement, and that the variable interest

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

represented a variable interest in Parion as a whole because the fair value of the ENaC inhibitors represented more than half of the total fair value of Parion’s assets. The Company also concluded that it was the primary beneficiary as it had the power to direct the activities that most significantly affect the economic performance of Parion and that it had the obligation to absorb losses and right to receive benefits that potentially could be significant to Parion.  Accordingly, the Company consolidated Parion’s financial statements beginning in June 2015.
In the second quarter of 2017, Parion signed a license agreement with an affiliate of Shire plc related to the development of a drug candidate for the potential treatment of dry eye disease; however, the Company continued to consolidate Parion as a VIE because it determined that there was no substantive change in the design of Parion subsequent to Parion’s agreement with Shire. Based on the consolidation of Parion’s financial statements, during the year ended December 31, 2017, the Company recognized $40.0 million of collaborative revenues and (ii) a tax provision of $14.8 million, both of which were attributable to noncontrolling interest related to payments that Parion received from Shire in the year ended December 31, 2017.
As of September 30, 2017, the Company determined that the $255.3 million fair value of Parion’s pulmonary ENaC platform had declined significantly based on data received in September 2017 from a Phase 2 clinical trial of VX-371 that did not meet its primary efficacy endpoint. Based on this data, the Company evaluated the fair value of Parion’s pulmonary ENaC platform using the discounted cash flow approach from the perspective of a market participant and determined that the fair value of the intangible asset was zero as of September 30, 2017. The Company recorded a $255.3 million impairment charge in the third quarter of 2017. After evaluating the results of the clinical trial and based on the decrease in the fair value of Parion’s pulmonary ENaC platform relative to Parion’s other activities, the Company determined that it was no longer the primary beneficiary of Parion as it no longer had the power to direct the significant activities of Parion. Accordingly, the Company deconsolidated Parion as of September 30, 2017. The impairment charge, the decrease in the fair value of the contingent payments payable by the Company to Parion of $69.6 million and the benefit from income taxes of $126.2 million resulting from these charges that were recorded in the third quarter of 2017 were attributable to noncontrolling interest. The benefit from income taxes consisted of benefits of $97.7 million attributable to the impairment charge and $28.5 million attributable to the decrease in the fair value of contingent payments. The net effect of these charges and impact of the deconsolidation was a loss of $7.1 million recorded in “Other income (expense), net” attributable to Vertex in the consolidated statement of operations for the year ended December 31, 2017.
BioAxone Biosciences, Inc.
In 2014, the Company entered into a license and collaboration agreement (the “BioAxone Agreement”) with BioAxone, which resulted in the consolidation of BioAxone as a VIE beginning in October 2014.
In October 2018, the Company announced it would stop clinical development of VX-210 and terminate the Phase 2b clinical trial of VX-210 based on the recommendation of the clinical trial’s Data Safety Monitoring Board and the Company’s review of interim data. In December 2018, the Company notified BioAxone of its intent to terminate the BioAxone Agreement and executed a release that immediately allowed BioAxone to control development of its neurological programs other than VX-210 without the Company’s consent. As a result of this decision, the Company recorded a $29.0 million impairment charge related to VX-210 that was attributable to noncontrolling interest.
As a result, the Company deconsolidated BioAxone as of December 31, 2018 because it determined that it no longer was the primary beneficiary of BioAxone as it no longer had the power to direct the significant activities of BioAxone. The net impact of the deconsolidation was not material to the Company’s consolidated statement of operations.
The Company concluded that the deconsolidations of Parion and BioAxone, based on clinical data that did not meet expectations, were not developments that represented a significant strategic shift or had a material impact on the Company’s overall operations and financial results or its plans to focus on developing and commercializing therapies for the treatment of CF and advancing its research and development programs in additional diseases. Therefore, the Company did not present the results related to Parion and BioAxone as discontinued operations in its consolidated statements of operations for the three years ended December 31, 2019.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Aggregate VIE Financial Information
An aggregate summary of net loss attributable to noncontrolling interest related to the Company’s VIEs for the years ended December 31, 2018 and 2017 was as follows:

	2018	2017
	(in thousands)
Loss attributable to noncontrolling interest before benefit from income taxes and changes in fair value of contingent payments	$31,191	$223,379
Benefit from income taxes	(3,668)	(114,090)
(Increase) decrease in fair value of contingent payments	(17,730)	62,560
Net loss attributable to noncontrolling interest	$9,793	$171,849

The increase in the noncontrolling interest holders’ claim to net assets with respect to the fair value of the contingent payments for the year ended December 31, 2018 was primarily due to the expiration of the Company’s option to purchase BioAxone that increased the probability that a $10.0 million license continuation fee for VX-210 would be paid. The decrease in the noncontrolling interest holders’ claim to net assets with respect to the fair value of the contingent payments for the year ended December 31, 2017 was primarily due to the decrease in the fair value of Parion’s pulmonary ENaC platform described above.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

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
The Company determined that substantially all of the fair value of the DNA-PK Agreement was attributable to a single in-process research and development asset that did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development and recorded the $65.0 million payment to “Research and development expenses” accordingly.
Janssen Pharmaceuticals, Inc.
In 2014, the Company entered into an agreement with Janssen Pharmaceuticals, Inc. (“Janssen”). Pursuant to the agreement, Janssen has an exclusive worldwide license to develop and commercialize certain drug candidates for the treatment of influenza, including pimodivir. The Company recognized a $25.0 million milestone in 2017, based on a Phase 3 clinical trial that Janssen initiated.
Cystic Fibrosis Foundation
The Company has a research, development and commercialization agreement that was originally entered into in 2004 with Cystic Fibrosis Foundation (“CFF”), as successor in interest to the Cystic Fibrosis Foundation Therapeutics, Inc. This agreement was most recently amended in 2016 (the “2016 Amendment”). Pursuant to the agreement, as amended, the Company agreed to pay royalties ranging from low-single digits to mid-single digits on potential sales of certain compounds first synthesized and/or tested between March 1, 2014 and August 31, 2016, including elexacaftor, and tiered royalties ranging from single digits to sub-teens on covered compounds first synthesized and/or tested during a research term on or before February 28, 2014, including KALYDECO (ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor) and SYMDEKO/SYMKEVI (tezacaftor in combination with ivacaftor). For combination products, such as ORKAMBI,

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

SYMDEKO/SYMKEVI and TRIKAFTA (elexacaftor, tezacaftor, and ivacaftor), sales are allocated equally to each of the active pharmaceutical ingredients in the combination product.
Pursuant to the 2016 Amendment, the Company received an upfront payment of $75.0 million and is receiving development funding from CFF of up to $6.0 million annually. The Company concluded that the upfront payment plus any future development funding represent a form of financing pursuant to ASC 730 and thus records the amounts as a liability on the consolidated balance sheet, primarily reflected in “Other long-term liabilities.” The Company reduces this liability over the estimated royalty term of the agreement and reflects the reductions as an offset to “Cost of sales” and as “Interest expense.”

C.	Acquisitions
Business Acquisitions
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
The Company concluded that Exonics’ intellectual property, assembled workforce and scientific expertise, has the potential to produce therapies for patients with DMD and DM1; therefore, it accounted for the acquisition as a business combination. The Company determined that the purchase price related to the Exonics business combination was $438.4 million, which consisted of (i) the upfront payment as adjusted for customary working capital adjustments, and (ii) the estimated fair value related to $678.3 million of contingent development and regulatory milestones attributable to the purchase of Exonics’ outstanding shares on July 16, 2019. The remaining portion, or $49.7 million, of the development and regulatory milestones and the $70.0 million in deferred payments were determined to be compensatory, as they relate to post-acquisition services, and will be expensed to “Research and development expenses” as incurred.
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
The Company allocated the purchase price to the following assets acquired and liabilities assumed:

July 16, 2019
(in thousands)
Cash and cash equivalents	$19,535
Goodwill	397,141
Intangible asset	13,000
Net other assets	8,680
Total purchase price	$438,356

The “Goodwill” represents the difference between the fair value of the consideration transferred and the fair value of the assets and liabilities acquired. The goodwill was attributable to Exonics’ technological expertise, assembled workforce, the potential additional therapeutic programs that may be discovered utilizing Exonics’ DMD and DM1 programs and synergies

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

from combining these programs with the Company’s current gene-editing capabilities through its collaboration with CRISPR. None of the goodwill is expected to be deductible for income tax purposes. The “Intangible asset” is a single in-process research and development asset related to Exonics’ DMD and DM1 programs. The Company concluded that the intangible asset was a single asset based on similarities between the DMD and DM1 programs including (i) their pre-clinical stage of development, (ii) the development activities and technologies necessary to further develop them, which will be managed on a combined basis, (iii) anticipated pricing and (iv) patient populations. The fair value of the intangible asset was determined through a discounted cash flow analysis utilizing Level 3 fair value inputs related to the development and commercialization of therapies for DMD and DM1. As of December 31, 2019, the Company’s accounting for the Exonics business combination is complete.
Semma Therapeutics, Inc.
On October 10, 2019, the Company completed its acquisition of Semma Therapeutics, Inc. (“Semma”), a privately held biotechnology company primarily focused on the use of stem cell-derived human islets as a potentially curative treatment for type 1 diabetes. The Company acquired Semma in exchange for a purchase price of $936.8 million.
The Company allocated the purchase price to the following assets acquired and liabilities assumed:

October 10, 2019
(in thousands)
Cash and cash equivalents	$29,331
Property and equipment, net	17,111
Goodwill	554,633
Intangible assets	387,000
Deferred tax liability	(54,160)
Net other assets	2,849
Total purchase price	$936,764

The “Goodwill” represents the difference between the fair value of the consideration transferred and the fair value of the assets and liabilities acquired. The goodwill was attributable to the technological expertise in cell therapy of Semma’s assembled workforce, the potential synergies from combining Semma’s proprietary platform with the Company’s clinical development capabilities and the potential additional therapeutic programs that may be discovered utilizing Semma’s proprietary platform. None of the goodwill is expected to be deductible for income tax purposes.
The “Intangible assets” are in-process research and development assets of $379.0 million and $8.0 million related to Semma’s pre-clinical treatments for device-assisted cells and naked islets, respectively. Semma produces human pancreatic beta cells, or islets, that could potentially help type 1 diabetes patients produce appropriate levels of insulin and safely control hypoglycemia. The “naked islets treatment” is intended for a small portion of the type 1 diabetes patient population who are already receiving immunosuppression therapy and can receive the islets without their immune system destroying them. For the majority of type 1 diabetes patients, who are not receiving immunosuppression therapy, Semma is seeking to develop a “device-assisted cells treatment” alternative, which includes a novel device that is designed to encapsulate and protect the islets from the immune system. The device could potentially enable durable implantation without the need for ongoing immunosuppressive therapy.
The Company determined that device-assisted cells and the naked islets were two separate assets based on, among other things, (i) the separate type 1 diabetes patient populations expected to receive the treatments and (ii) the clinical and regulatory risks and costs associated with developing the islets versus developing and manufacturing the device.
The fair values of the intangible assets were determined through a discounted cash flow analysis utilizing Level 3 fair value inputs including (i) assumptions regarding the probability of obtaining marketing approval for the treatments;(ii) estimates regarding the timing of and the expected costs to develop and commercialize the treatments; (iii) estimates of future cash flows from potential product sales with respect to treatments; and (iv) appropriate discount and tax rates.
The Company’s “Deferred tax liability” in the table above is recorded as a reduction to “Deferred tax assets” on the Company’s consolidated balance sheet.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2019, the Company’s accounting for the Exonics and Semma business combinations is complete. The Company has not provided pro forma information because the operations of Exonics and Semma did not have a material effect on its consolidated financial statements. The Company’s consolidated financial statements reflect the operations of Exonics and Semma as of December 31, 2019 and for the periods from July 16, 2019 and October 10, 2019 to December 31, 2019, respectively.
Asset Acquisition
Concert Pharmaceuticals
In 2017, the Company acquired certain CF assets including VX-561 (the “Concert Assets”) from Concert Pharmaceuticals Inc. (“Concert”) pursuant to an asset purchase agreement (the “Concert Agreement”). VX-561 is an investigational CFTR potentiator that has the potential to be used as part of combination regimens of CFTR modulators to treat CF. Pursuant to the Concert Agreement, the Company paid Concert $160.0 million in cash for the Concert Assets. If VX-561 is approved as part of a combination regimen to treat CF, Concert could receive up to an additional $90.0 million in milestones based on regulatory approval in the United States and reimbursement in the United Kingdom, Germany or France. The Company determined that substantially all of the fair value of the Concert Agreement was attributable to a single in-process research and development asset, VX-561, which did not constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development asset. Thus, the Company recorded the $160.0 million upfront payment to “Research and development expenses” in 2017. The total cost of the transaction was $165.1 million including $5.1 million of transaction costs that were recorded to “Sales, general and administrative expenses.”

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods ended:

	2019	2018	2017
	(in thousands, except per share amounts)
Basic net income attributable to Vertex per common share calculation:
Net income attributable to Vertex common shareholders	$1,176,810	$2,096,896	$263,484
Less: Undistributed earnings allocated to participating securities	—	(501)	(293)
Net income attributable to Vertex common shareholders—basic	$1,176,810	$2,096,395	$263,191

Basic weighted-average common shares outstanding	256,728	254,292	248,858
Basic net income attributable to Vertex per common share	$4.58	$8.24	$1.06

Diluted net income attributable to Vertex per common share calculation:
Net income attributable to Vertex common shareholders	$1,176,810	$2,096,896	$263,484
Less: Undistributed earnings allocated to participating securities	—	(492)	(288)
Net income attributable to Vertex common shareholders—diluted	$1,176,810	$2,096,404	$263,196

Weighted-average shares used to compute basic net income per common share	256,728	254,292	248,858
Effect of potentially dilutive securities:
Stock options	2,231	2,913	2,797
Restricted stock and restricted stock units (including PSUs)	1,700	1,963	1,542
Employee stock purchase program	14	17	28
Weighted-average shares used to compute diluted net income per common share	260,673	259,185	253,225
Diluted net income attributable to Vertex per common share	$4.51	$8.09	$1.04

The Company did not include the securities in the following table in the computation of the net income per share attributable to Vertex common shareholders calculations because the effect would have been anti-dilutive during each period.

	2019	2018	2017
	(in thousands)
Stock options	2,833	2,217	3,554
Unvested restricted stock and restricted stock units (including PSUs)	6	5	411

E.	Fair Value Measurements
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. The Company maintains strategic investments separately from the investment policy that governs its other cash, cash equivalents and marketable securities as described in Note F, “Marketable Securities and Equity Investments.” As of December 31, 2019, the Company’s investments were in money market funds, government-sponsored enterprise securities, corporate debt securities, commercial paper and corporate equity securities. Additionally, the Company utilizes foreign currency forward contracts intended to mitigate the effect of changes in foreign exchange rates on its consolidated statement of operations.
As of December 31, 2019, the Company’s financial assets and liabilities that were subject to fair value measurements were valued using both observable and unobservable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds, government-sponsored enterprise securities and corporate equity securities. The Company’s financial assets and liabilities valued based on Level 2 inputs consisted of certain corporate equity securities as described below, corporate debt securities, commercial paper, which consisted of investments in highly-rated investment-grade corporations and foreign currency forward contracts with reputable and creditworthy counterparties. As discussed further below, the Company’s financial liabilities valued based on Level 3 inputs consisted of acquisition related contingent milestones. During 2019, 2018 and 2017, the Company did not record any other-than-temporary impairment charges related to its financial assets.
The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements (and does not include $2.3 billion and $1.4 billion of cash as of December 31, 2019 and 2018, respectively):

	Fair Value Measurements as of December 31, 2019
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial instruments carried at fair value (asset position):
Cash equivalents:
Money market funds	$791,039	$791,039	$—	$—
Corporate debt securities	6,070	—	6,070	—
Commercial paper	29,472	—	29,472	—
Marketable securities:
Corporate equity securities	282,084	261,797	20,287	—
Government-sponsored enterprise securities	12,733	12,733	—	—
Corporate debt securities	301,799	—	301,799	—
Commercial paper	102,356	—	102,356	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	9,725	—	9,725	—
Total financial assets	$1,535,278	$1,065,569	$469,709	$—
Financial instruments carried at fair value (liability position):
Other current liabilities:
Foreign currency forward contracts	$(5,533)	$—	$(5,533)	$—
Long-term contingent consideration	(176,500)	—	—	(176,500)
Other long-term liabilities:
Foreign currency forward contracts	(1,821)	—	(1,821)	—
Total financial liabilities	$(183,854)	$—	$(7,354)	$(176,500)

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
Fair Value of Corporate Equity Securities
The Company maintains strategic investments in corporate equity securities separately from the investment policy that governs its other cash, cash equivalents and marketable securities. The Company classifies its investments in publicly traded companies as “Marketable securities” on its consolidated balance sheets. Generally, the Company’s investments in the common stock of these publicly traded companies are valued based on Level 1 inputs because they have readily determinable fair values. However, certain of the Company’s investments in publicly traded companies have been or continue to be valued based on Level 2 inputs due to transfer restrictions associated with these investments. During the year ended December 31, 2019, the Company transferred the fair value of one of its strategic investments in a publicly traded company from Level 2 to Level 1 upon the expiration of transfer restrictions associated with this investment. Please refer to Note F, “Marketable Securities and Equity Investments,” for further information on these investments.
Fair Value of Contingent Consideration
The Company’s contingent consideration liabilities, which are related to development and regulatory milestones potentially payable to Exonics’ former equity holders, are classified as Level 3 within the valuation hierarchy. The Company bases its estimates of the probability of achieving the milestones relevant to the fair value of contingent payments on industry data attributable to rare diseases. The discount rates used in the valuation model for contingent payments represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Due to the uncertainties associated with development and

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

commercialization of a drug candidate in the pharmaceutical industry, the Company's estimates regarding the fair value of contingent consideration will change in the future, resulting in adjustments to the fair value of the Company’s contingent consideration liabilities, and the effect of any such adjustments could be material.
The following table represents a rollforward of the fair value of the Company’s contingent consideration liabilities:

Year Ended December 31, 2019
(in thousands)
Balance at December 31, 2018	$—
Contingent consideration related to acquisition of Exonics	172,041
Increase in fair value of contingent payments	4,459
Balance at December 31, 2019	$176,500

The “Increase in fair value of contingent payments” in the table above was due to changes in market interest rates and the time value of money.
Fair Value of Intangible Asset
The fair value of the Company’s in-process research and development intangible assets, which totaled $400.0 million as of December 31, 2019, was determined through discounted cash flow models utilizing Level 3 fair value inputs. Please refer to Note C, “Acquisitions,” for further information on the key assumptions utilized to determine the fair value of the in-process research and development assets that the Company acquired as a result of its acquisitions of Semma and Exonics in 2019.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

F.	Marketable Securities and Equity Investments
A summary of the Company’s cash equivalents and marketable securities, which are recorded at fair value (and do not include $2.3 billion and $1.4 billion of cash as of December 31, 2019 and 2018, respectively), is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of December 31, 2019
Cash equivalents:
Money market funds	$791,039	$—	$—	$791,039
Corporate debt securities	6,070	—	—	6,070
Commercial paper	29,470	3	(1)	29,472
Total cash equivalents	826,579	3	(1)	826,581
Marketable securities:
Government-sponsored enterprise securities	12,689	44	—	12,733
Corporate debt securities	301,458	391	(50)	301,799
Commercial paper	102,240	121	(5)	102,356
Total marketable debt securities	416,387	556	(55)	416,888
Corporate equity securities	113,829	168,255	—	282,084
Total marketable securities	$530,216	$168,811	$(55)	$698,972

As of December 31, 2018
Cash equivalents:
Money market funds	$1,226,603	$—	$—	$1,226,603
U.S. Treasury securities	5,967	—	(1)	5,966
Government-sponsored enterprise securities	7,124	—	(1)	7,123
Commercial paper	58,271	—	(3)	58,268
Total cash equivalents	1,297,965	—	(5)	1,297,960
Marketable securities:
U.S Treasury securities	6,026	—	—	6,026
Government-sponsored enterprise securities	10,704	—	—	10,704
Corporate debt securities	234,088	27	(450)	233,665
Commercial paper	100,498	—	(108)	100,390
Total marketable debt securities	351,316	27	(558)	350,785
Corporate equity securities	133,157	40,619	(6,453)	167,323
Total marketable securities	$484,473	$40,646	$(7,011)	$518,108
Available-for-sale debt securities were classified on the Company’s consolidated balance sheets as follows:

	As of December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$826,581	$1,297,960
Marketable securities	416,888	350,785
Total	$1,243,469	$1,648,745

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Available-for-sale debt securities by contractual maturity were as follows:

	As of December 31,
	2019	2018
	(in thousands)
Matures within one year	$1,137,942	$1,647,500
Matures after one year through five years	105,527	1,245
Total	$1,243,469	$1,648,745

The Company has a limited number of available-for-sale debt securities in insignificant loss positions as of December 31, 2019, which it does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investments at maturity. The Company did not record any charges for other-than-temporary declines in the fair value of available-for-sale debt securities or gross realized gains or losses in 2019, 2018 or 2017.
As of December 31, 2019 and 2018, the total fair value of the Company’s strategic investments in the common stock of publicly traded companies, which was primarily related to its investment in CRISPR, was $282.1 million and $167.3 million, respectively, and was classified as “Marketable securities” on its consolidated balance sheets.
Pursuant to the adoption of ASU 2016-01 on January 1, 2018, the Company began recording changes in the fair value of its investments in strategic corporate equity securities, which are primarily attributable to its investment in CRISPR, to “Other income (expense), net” in the Company’s consolidated statements of operations. Prior to its adoption of ASU 2016-01, the Company recorded changes in the fair value of its investments in corporate equity securities to “Accumulated other comprehensive (loss) income” on its consolidated balance sheet until the related gains or losses were realized. The Company continues to record unrealized gains (losses) on available-for-sale debt securities as a component of “Accumulated other comprehensive (loss) income” until such gains and losses are realized.
During the year ended December 31, 2019 and 2018, the Company recorded unrealized gains of $132.5 million and $2.6 million, respectively, which were primarily related to the Company’s strategic investment in CRISPR. As noted above, unrealized gains or losses were recorded to “Accumulated other comprehensive (loss) income” during the year ended December 31, 2017.
During the year ended December 31, 2019, the Company recorded realized gains of $65.1 million related to sales of CRISPR’s common stock. The Company utilized a weighted-average cost basis to calculate the realized gain. There were no sales of CRISPR’s common stock in the years ended December 31, 2018 or 2017.
As of December 31, 2019, the carrying value of the Company’s equity investments without readily determinable fair values, which are recorded in “Other assets” on its consolidated balance sheets, was $40.8 million.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

G.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available-For-Sale Debt Securities	On Equity Securities	On Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2016	$(7,862)	$(10)	$17,531	$11,514	$21,173
Other comprehensive (loss) income before reclassifications	(13,169)	(584)	7,538	(29,175)	(35,390)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	2,645	2,645
Net current period other comprehensive (loss) income	(13,169)	(584)	7,538	(26,530)	(32,745)
Balance at December 31, 2017	$(21,031)	$(594)	$25,069	$(15,016)	$(11,572)
Other comprehensive income before reclassifications	8,855	58	—	25,664	34,577
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	1,774	1,774
Net current period other comprehensive income	8,855	58	—	27,438	36,351
Amounts reclassified to accumulated deficit pursuant to adoption of new accounting standard	949	—	(25,069)	—	(24,120)
Balance as of December 31, 2018	$(11,227)	$(536)	$—	$12,422	$659
Other comprehensive income before reclassifications	10,332	1,039	—	11,513	22,884
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(25,516)	(25,516)
Net current period other comprehensive income (loss)	10,332	1,039	—	(14,003)	(2,632)
Balance as of December 31, 2019	$(895)	$503	$—	$(1,581)	$(1,973)

H.	Hedging
Foreign currency forward contracts - Designated as hedging instruments
The Company maintains a hedging program intended to mitigate the effect of changes in foreign exchange rates for a portion of the Company’s forecasted product revenues denominated in certain foreign currencies. The program includes foreign currency forward contracts that are designated as cash flow hedges under GAAP having contractual durations from one to eighteen months. The Company recognizes realized gains and losses for the effective portion of such contracts in “Product revenues, net” in its consolidated statements of operations in the same period that it recognizes the product revenues that were impacted by the hedged foreign exchange rate changes.
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company’s risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If the Company were to determine that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of December 31, 2019, all hedges were determined to be highly effective.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Prior to the adoption of ASU 2017-12 on January 1, 2019, the Company did not record any ineffectiveness related to its foreign currency forward contracts that were designated as hedging instruments in the years ended December 31, 2018 and 2017. ASU 2017-12 eliminated the requirement to separately measure and report hedge ineffectiveness.
The Company considers the impact of its counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of December 31, 2019 and December 31, 2018, credit risk did not change the fair value of the Company’s foreign currency forward contracts.
The following table summarizes the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under GAAP:

	As of December 31,
	2019	2018
Foreign Currency	(in thousands)
Euro	$501,197	$335,179
Australian dollar	89,705	52,820
British pound sterling	87,032	73,460
Canadian dollar	50,452	43,759
Total foreign currency forward contracts	$728,386	$505,218

Foreign currency forward contracts - Not designated as hedging instruments
The Company also enters into foreign currency forward contracts with contractual maturities of less than one month that are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under GAAP. The Company recognizes realized gains and losses for such contracts in “Other income (expense), net” in its consolidated statements of operations each period. As of December 31, 2019, the notional amount of the Company’s outstanding foreign currency forward contracts where hedge accounting under GAAP is not applied was $412.1 million.
During the three years ended December 31, 2019, the Company recognized the following related to foreign currency forward contacts in its consolidated statements of operations:

	December 31,
	2019	2018	2017
	(in thousands)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$32,546	$(1,252)	$768
Not designated as hedging instruments
Other income (expense), net	$4,838	$623	$14,129

Total reported in the Consolidated Statement of Operations
Product revenues, net	$4,160,726	$3,038,325	$2,165,480
Other income (expense), net	$192,177	$(790)	$(81,382)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the fair value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under GAAP included on its consolidated balance sheets:

As of December 31, 2019
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid expenses and other current assets	$9,725	Other current liabilities	$(5,533)
Other assets	—	Other long-term liabilities	(1,821)
Total assets	$9,725	Total liabilities	$(7,354)

As of December 31, 2018
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid expenses and other current assets	$19,023	Other current liabilities	$(340)
Other assets	1,514	Other long-term liabilities	(108)
Total assets	$20,537	Total liabilities	$(448)

As of December 31, 2019, the Company expects amounts that are related to foreign exchange forward contracts designated as cash flow hedges under GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under GAAP on the Company’s consolidated balance sheets:

	As of December 31, 2019
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$9,725	$—	$9,725	$(7,354)	$2,371
Total liabilities	(7,354)	—	(7,354)	7,354	—

	As of December 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$20,537	$—	$20,537	$(448)	$20,089
Total liabilities	(448)	—	(448)	448	—

I.	Inventories
Inventories consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Raw materials	$26,247	$9,677
Work-in-process	107,021	87,944
Finished goods	34,234	26,739
Total	$167,502	$124,360

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

J.	Property and Equipment
Property and equipment, net consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Buildings	$648,003	$657,438
Furniture and equipment	317,567	280,908
Software	167,547	162,601
Leasehold improvements	241,178	103,428
Computers	63,325	59,073
Total property and equipment, gross	1,437,620	1,263,448
Less: accumulated depreciation	(692,540)	(451,443)
Total property and equipment, net	$745,080	$812,005

The Company recorded depreciation expense of $106.9 million, $72.4 million and $61.4 million in 2019, 2018 and 2017, respectively. The Company’s capital lease amortization is included in depreciation expense.

K.	Intangible Assets and Goodwill
Intangible Assets
As of December 31, 2019, the Company had $400.0 million of in-process research and development intangible assets classified as “Other assets” on its consolidated balance sheet. As of December 31, 2018, the Company had no in-process research and development intangible assets recorded on its consolidated balance sheet. In 2019, the Company recorded $387.0 million and $13.0 million of in-process research and development intangible assets related to its acquisitions of Semma and Exonics, respectively. In 2018 and 2017, the Company recorded intangible asset impairment charges of $29.0 million related to VX-210 that was licensed from BioAxone in 2014 and $255.3 million related to Parion’s pulmonary ENaC platform, respectively. Please refer to Note B, “Collaborative Arrangements,” for further information regarding the events and circumstances associated with these impairment charges.
Goodwill
As of December 31, 2019 and December 31, 2018, goodwill of $1.00 billion and $50.4 million was recorded on the Company’s consolidated balance sheet. During 2019, the Company recorded goodwill of $554.6 million and $397.1 million related to its acquisitions of Semma and Exonics, respectively.
Please refer to “Note C, “Acquisitions,” for further information on the in-process research and development intangible assets and goodwill that the Company acquired in 2019.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

L.	Additional Balance Sheet Detail
Accrued expenses consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Payroll and benefits	$159,464	$124,753
Research, development and commercial contract costs	105,663	115,300
Product revenue allowances	641,368	550,002
Royalty payable	98,578	101,108
Tax related accruals	72,293	43,281
Other	39,546	24,455
Total	$1,116,912	$958,899

Other current liabilities consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Contract liabilities	$62,332	$24,870
Finance lease liabilities	30,293	5,271
Other	37,680	20,265
Total	$130,305	$50,406

Other long-term liabilities consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
Advance from collaborator	$88,762	$82,573
Operating lease liabilities	84,292	—
Other	10,264	26,280
Total	$183,318	$108,853

M.	Leases
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Pursuant to ASC 842, the Company adjusted the amounts recorded on its consolidated balance sheet as of January 1, 2019 for the Buildings to reflect the present value of the lease payments over the remaining lease term related to the Buildings. The finance lease assets associated with the Buildings are amortized to depreciation expense using the straight-line method over the remaining lease term, which is significantly shorter than the Buildings’ useful lives. The Company continues to record interest expense associated with the finance lease liabilities for the Buildings.
Corporate Headquarters
In 2011, the Company entered into two lease agreements, pursuant to which the Company leases approximately 1.1 million square feet of office and laboratory space in two buildings in Boston, Massachusetts for a term of 15 years. Base rent payments commenced in December 2013, and will continue through December 2028. The Company utilizes this initial period as its lease term. The Company has an option to extend the lease term for an additional ten years.
San Diego Lease
In 2015, the Company entered into a lease agreement pursuant to which the Company leases approximately 170,000 square feet of office and laboratory space in San Diego, California for a term of 16 years. Base rent payments commenced in the second quarter of 2019, and will continue through May 2034. The Company utilizes this initial period as its lease term. The Company has an option to extend the lease term for up to two additional five-year terms. The Company placed this building into service in the second quarter of 2018.
Operating Leases
The Company’s operating leases relate to its real estate leases that are not classified as finance leases.
Aggregate Lease Information Related to the Application of ASC 842
The following information is disclosed in accordance with ASC 842, which became effective January 1, 2019. The components of lease cost recorded in the Company’s consolidated statement of operations were as follows:

2019

Operating lease cost	$11,972
Finance lease cost
Amortization of leased assets	49,778
Interest on lease liabilities	52,839
Variable lease cost	27,997
Sublease income	(6,391)
Net lease cost	$136,195

The Company’s variable lease cost during 2019 primarily related to operating expenses, taxes and insurance associated with its finance leases. The Company’s sublease income during 2019 primarily related to subleases for an insignificant portion of the Company’s corporate headquarters.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The Company’s leases are included on its consolidated balance sheets as follows:

	As of December 31, 2019	As of December 31, 2018 ^
	(in thousands)
Finance leases
Property and equipment, net	$445,336	$640,952
Total finance lease assets	$445,336	$640,952

Capital lease obligations, current portion	$—	$9,817
Other current liabilities	38,795	5,271
Capital lease obligations, excluding current portion	—	19,658
Construction financing lease obligation, excluding current portion	—	561,892
Long-term finance lease liabilities	538,576	—
Total finance lease liabilities	$577,371	$596,638

Operating leases
Other assets	$88,202	$—
Total operating lease assets	$88,202	$—

Other current liabilities	$11,504	$—
Other long-term liabilities	84,292	—
Total operating lease liabilities	$95,796	$—
^ As reported in the Company’s 2018 Annual Report on Form 10-K.

Maturities of the Company’s finance and operating lease liabilities in accordance with ASC 842 as of December 31, 2019 were as follows:

Year	Finance Leases	Operating Leases	Total
	(in thousands)
2020	$84,264	$14,598	$98,862
2021	89,440	12,907	102,347
2022	87,092	12,610	99,702
2023	85,257	12,451	97,708
2024	90,802	11,488	102,290
Thereafter	425,251	51,251	476,502
Total lease payments	862,106	115,305	977,411
Less: amount representing interest	(284,735)	(19,509)	(304,244)
Present value of lease liabilities	$577,371	$95,796	$673,167

The weighted-average remaining lease terms and discount rates related to the Company’s leases were as follows:

As of December 31, 2019
Weighted-average remaining lease term (in years)
Finance leases	9.74
Operating leases	9.70

Weighted-average discount rate
Finance leases	9.04%
Operating leases	3.75%

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Supplemental cash flow information related to the Company’s leases was as follows:

December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,650
Operating cash flows from finance leases	$50,527
Financing cash flows from finance leases	$39,185

Right-of-use assets obtained in exchange for lease obligations
Operating leases *	$34,605
Finance leases	$—
* Includes $33.7 million acquired in 2019 pursuant to the Company’s acquisitions of Semma and Exonics.

Additional Lease Information Related to the Application of ASC 840
The following information is disclosed in accordance with ASC 840, Leases (Topic 840) (“ASC 840”), which was applicable until December 31, 2018. As of December 31, 2018, future minimum commitments under the Company’s real estate leases with initial terms of more than one year were as follows:

Year	Fan Pier Leases	Other Leases	Total Lease Commitments
	(in thousands)
2019	$66,540	$18,531	$85,071
2020	72,589	23,397	95,986
2021	72,589	21,656	94,245
2022	72,589	21,172	93,761
2023	72,589	21,482	94,071
Thereafter	389,855	185,336	575,191
Total minimum lease payments	$746,751	$291,574	$1,038,325

As of December 31, 2018, the Company’s total sublease income to be received related to its facility leases was $6.2 million. During 2018 and 2017, rental expenses were $17.3 million and $19.2 million, respectively.
The capital leases, which were related to equipment and leasehold improvements, bore interest at rates ranging from less than 1% to 6% per year. The Company’s capital lease amortization was included in depreciation expense during 2018 and 2017. The following table set forth the Company’s future minimum payments due under capital leases as of December 31, 2018:

Year	(in thousands)
2019	$10,770
2020	7,282
2021	5,649
2022	3,300
2023	1,974
Thereafter	3,085
Total payments	32,060
Less: amount representing interest	(2,585)
Present value of payments	$29,475

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

N.	Common Stock, Preferred Stock and Equity Plans
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
The Company is authorized to issue 1,000,000 shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s shareholders. As of December 31, 2019 and 2018, the Company had no shares of preferred stock issued or outstanding.
Share Repurchase Program
During 2018, the Company’s Board of Directors approved a share repurchase program (the “2018 Share Repurchase Program”), pursuant to which the Company was authorized to repurchase up to $500.0 million of its common stock between February 1, 2018 and December 31, 2019.
During the years ended December 31, 2019 and 2018, the Company repurchased 832,186 and 2,093,891 shares, respectively, of its common stock under the 2018 Share Repurchase Program for an aggregate of $150.0 million and $350.0 million, respectively, including commissions and fees. As of June 30, 2019, the Company had repurchased the entire $500.0 million it was authorized to repurchase of its common stock under the 2018 Share Repurchase Program.
In July 2019, the Company’s Board of Directors approved a new share repurchase program (the “2019 Share Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $500.0 million of its common stock between August 1, 2019 and December 31, 2020. The Company expects to fund further repurchases of its common stock through a combination of cash on hand and cash generated by operations. During the year ended December 31, 2019, the Company repurchased 213,548 shares of its common stock under the 2019 Share Repurchase Program for an aggregate of $36.0 million including commissions and fees. As of December 31, 2019, there is a total of $464.0 million remaining for repurchases under the 2019 Share Repurchase Program.
Under the 2018 and 2019 Share Repurchase Programs, the Company is authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases are made pursuant to Rule 10b5-1 plans or other means as determined by the Company’s management and in accordance with the requirements of the SEC.
Stock and Option Plans
The purpose of each of the Company’s stock and option plans is to attract, retain and motivate its employees, consultants and directors. Awards granted under these plans can be nonstatutory stock options (“NSOs”), incentive stock options (“ISOs”), restricted stock units (“RSUs”) including performance-based RSUs (“PSUs”), restricted stock (“RSs”), or other equity-based awards, as specified in the individual plans.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Shares issued under all of the Company’s plans are funded through the issuance of new shares. The following table contains information about the Company’s equity plans:

			As of December 31, 2019
Title of Plan	Group Eligible	Type of Award Granted	Awards Outstanding	Additional Awards Authorized for Grant
2013 Stock and Option Plan	Employees, Non-employee Directors and Consultants	NSO, RS, RSU and PSU	9,577,268	15,778,703
2006 Stock and Option Plan	Employees, Non-employee Directors and Consultants	NSO, RS and RSU	651,842	—
		Total	10,229,110	15,778,703

All options granted under the Company’s 2013 Stock and Option Plan (“2013 Plan”) and 2006 Stock and Option Plan (“2006 Plan”) were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant. As of December 31, 2019, the stock and option plan under which the Company is authorized to make new equity awards is the Company’s 2013 Plan. Under the 2013 Plan, no stock options can be awarded with an exercise price less than the fair market value on the date of grant. In the three years ended December 31, 2019, the Company’s shareholders approved increases in the number of shares authorized for issuance pursuant to the 2013 Stock and Option Plan of (i) 5,000,000 shares in 2019, (ii) 8,000,000 shares in 2018 and (iii) 6,750,000 shares in 2017.
During the three years ended December 31, 2019, grants to current employees and directors primarily had a grant date that was the same as the date the award was approved by the Company’s Board of Directors. During the three years ended December 31, 2019, for grants to new employees and directors, the date of grant for awards was the employee’s first day of employment or the date the director was elected to the Company’s Board of Directors. All options awarded under the Company’s stock and option plans expire not more than 10 years from the grant date.
Stock Options
The following table summarizes information related to the outstanding and exercisable options during the year ended December 31, 2019:

	Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in years)	(in thousands)
Outstanding at December 31, 2018	8,551	$111.46
Granted	1,521	$184.50
Exercised	(3,327)	$95.57
Forfeited	(467)	$146.59
Expired	(6)	$182.96
Outstanding at December 31, 2019	6,272	$134.92	7.12	$522,740
Exercisable at December 31, 2019	3,333	$114.15	6.06	$346,943

The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, that would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on the last business day of 2019, which was $218.26 based on the average of the high and low price of the Company’s common stock on that date.
The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during 2019, 2018 and 2017 was $325.9 million, $258.2 million and $302.8 million, respectively. The total cash received by the Company as a result of employee stock option exercises during 2019, 2018 and 2017 was $317.8 million, $263.4 million and $323.3 million, respectively.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$29.07–$40.00	108	1.58	$37.62	108	$37.62
$40.01–$60.00	277	2.55	$49.69	277	$49.69
$60.01–$80.00	140	4.31	$74.55	136	$74.53
$80.01–$100.00	1,670	6.25	$89.42	1144	$90.10
$100.01–$120.00	243	5.11	$109.23	241	$109.17
$120.01–$140.00	454	5.67	$129.77	447	$129.85
$140.01–$160.00	1,036	8.10	$155.50	383	$155.39
$160.01–$180.00	720	8.46	$168.04	233	$164.48
$180.01–$189.38	1,624	8.90	$185.41	364	$184.85
Total	6,272	7.12	$134.92	3,333	$114.15

Restricted Stock and Restricted Stock Units (excluding PSUs)
The following table summarizes the restricted stock unit and restricted stock activity of the Company during the year ended December 31, 2019:

	Restricted Stock Units (excluding PSUs)		Restricted Stock
	Number of Shares	Weighted-average Grant-date Fair Value	Number of Units	Weighted-average Grant-date Fair Value
	(in thousands)	(per share)	(in thousands)	(per share)
Unvested at December 31, 2018	2,717	$140.10	480	$104.91
Granted	1,717	$181.87	—	$—
Vested	(974)	$133.15	(375)	$108.23
Cancelled	(329)	$149.83	(13)	$100.79
Unvested at December 31, 2019	3,131	$163.61	92	$91.97

The total fair value of restricted stock units that vested during 2019, 2018 and 2017 (measured on the date of vesting) was $178.2 million, $104.8 million and $33.2 million, respectively. The total fair value of restricted stock that vested during 2019, 2018 and 2017 (measured on the date of vesting) was $70.7 million, $114.5 million and $157.0 million, respectively.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the PSU activity of the Company during the year ended December 31, 2019:

	Performance-Based RSU
	Number of Units	Weighted-average Grant-date Fair Value
	(in thousands)	(per share)
Unvested at December 31, 2018 (1)	759	$110.50
Granted (2)	449	$183.48
Vested	(403)	$109.23
Cancelled	(71)	$104.61
Unvested at December 31, 2019	734	$143.21

(1) “Unvested” represents the Company’s PSUs at target to the extent performance has not been certified plus the actual number of shares that continue to be subject to service conditions for which the performance has been achieved and certified.

(2) “Granted” represents (i) the target number of shares issuable for grants during 2019 and (ii) any change in the number of shares issuable pursuant to outstanding PSUs based on performance certification during 2019.

The total fair value of PSUs that vested during 2019, 2018 and 2017 (measured on the date of vesting) was $73.3 million $23.2 million and $1.3 million, respectively.
Employee Stock Purchase Plan
The Company has an employee stock purchase plan (the “ESPP”). The ESPP permits eligible employees to enroll in a twelve-month offering period comprising two six-month purchase periods. Participants may purchase shares of the Company’s common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first day of the applicable twelve-month offering period, or the last day of the applicable six-month purchase period, whichever is lower. Purchase dates under the ESPP occur on or about May 14 and November 14 of each year. During 2019, the Company’s shareholders approved an increase in the number of shares authorized for issuance pursuant to the ESPP of 2,000,000 shares. As of December 31, 2019, there were 2,199,376 shares of common stock authorized for issuance pursuant to the ESPP.
In 2019, the following shares were issued to employees under the ESPP:

Year Ended December 31, 2019
(in thousands, except per share amount)
Number of shares	202,693
Average price paid per share	$138.18

Employee Benefits
The Company has a 401(k) retirement plan (the “Vertex 401(k) Plan”) in which substantially all of its permanent U.S. employees are eligible to participate. Participants may contribute up to 60% of their annual compensation to the Vertex 401(k) Plan, subject to statutory limitations. The Company may declare discretionary matching contributions to the Vertex 401(k) Plan. The Company pays matching contributions in the form of cash. For the years ended December 31, 2019, 2018 and 2017, the Company contributed approximately $15.8 million, $13.9 million and $12.3 million to the plan, respectively.

O.	Stock-based Compensation Expense
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The effect of stock-based compensation expense during the three years ended December 31, 2019 was as follows:

	2019	2018	2017
	(in thousands)
Stock-based compensation expense by line item:
Cost of sales	$5,575	$4,543	$2,500
Research and development expenses	224,558	203,112	181,900
Sales, general and administrative expenses	130,356	117,392	108,836
Total stock-based compensation expense included in costs and expenses	360,489	325,047	293,236
Income tax effect	(124,225)	—	—
Total stock-based compensation included in costs and expenses, net of tax	$236,264	$325,047	$293,236

The Company maintained a valuation allowance on the majority of its NOLs and other deferred tax assets until December 31, 2018. Therefore, there was no “Income tax effect” of stock-based compensation expense for the years ended December 31, 2018 and 2017.
The stock-based compensation expense by type of award during the three years ended December 31, 2019 was as follows:

	2019	2018	2017
	(in thousands)
Stock-based compensation expense by type of award:
Restricted stock and restricted stock units (including PSUs)	$254,276	$207,845	$181,258
Stock options	96,737	107,854	105,367
ESPP share issuances	11,196	9,933	9,017
Stock-based compensation expense related to inventories	(1,720)	(585)	(2,406)
Total stock-based compensation expense included in costs and expenses	$360,489	$325,047	$293,236

The Company capitalizes stock-based compensation expense to inventories, all of which is attributable to employees who support the Company’s manufacturing operations for the Company’s products.
The following table sets forth the Company’s unrecognized stock-based compensation expense as of December 31, 2019, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of December 31, 2019
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Restricted stock and restricted stock units (including PSUs)	$374,185	2.05
Stock options	$130,153	2.50
ESPP share issuances	$4,724	0.55

Stock Options
The Company issues stock options with service conditions, which are generally the vesting periods of the awards. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes option pricing model uses the option exercise price as well as estimates and assumptions related to the expected price volatility of the Company’s stock, the rate of return on risk-free investments, the expected period during which the options will be outstanding, and the expected dividend yield for the Company’s stock to estimate the fair value of a stock option on the grant date. The options granted during 2019, 2018 and 2017 had a weighted-average grant-date fair value per share of $61.32, $60.83 and $43.27, respectively.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The fair value of each option granted during 2019, 2018 and 2017 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2019	2018	2017
Expected stock price volatility	36.99%	40.50%	45.31%
Risk-free interest rate	2.32%	2.61%	1.94%
Expected term of options (in years)	4.27	4.55	4.68
Expected annual dividends	—	—	—

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
The Company grants PSUs to certain members of senior management. Half of the PSUs contain financial goals as the performance metric and the other half contain non-financial goals. A target number of shares is established for each award, however the actual number of shares that are issued when an award vests may range from zero to 200% of the target amount depending upon the level of achievement of the applicable performance metric. The financial-based PSUs vest in three equal installments over a three-year period and are expensed ratably over that same period based upon an assessment of the likely level of achievement. The non-financial based PSUs cliff vest at the end of the three-year performance period and are expensed on a straight-line basis over that same period based upon an assessment of the likely level of achievement.
Prior to 2017, the Company also awarded, to certain members of senior management, on an annual basis, restricted stock and restricted stock units that vested upon the earlier of the satisfaction of (i) a performance condition or (ii) a service condition.
Employee Stock Purchase Plan
The weighted-average fair value of each purchase right granted during 2019, 2018 and 2017 was $47.79, $44.04 and $35.90, respectively. The following table reflects the weighted-average assumptions used in the Black-Scholes option pricing model for 2019, 2018 and 2017:

	2019	2018	2017
Expected stock price volatility	33.43%	36.51%	39.09%
Risk-free interest rate	2.08%	2.36%	1.24%
Expected term (in years)	0.74	0.75	0.75
Expected annual dividends	—	—	—

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
The components of income (loss) before provision for (benefit from) income taxes during the three years ended December 31, 2019 consisted of the following:

	2019	2018	2017
	(in thousands)
United States	$1,263,379	$812,086	$330,340
Foreign	131,540	(211,845)	(346,029)
Income (loss) before provision for (benefit from) income taxes	$1,394,919	$600,241	$(15,689)

The components of the provision for (benefit from) income taxes during the three years ended December 31, 2019 consisted of the following:

	2019	2018	2017
	(in thousands)
Current taxes:
Federal	$—	$772	$11,559
Foreign	37,194	15,600	3,576
State	13,528	9,018	5,025
Total current taxes	50,722	25,390	20,160
Deferred taxes:
Federal	184,312	(1,105,053)	(113,805)
Foreign	(24,797)	(364,919)	(3,222)
State	7,872	(42,280)	(10,457)
Total deferred taxes	167,387	(1,512,252)	(127,484)
Provision for (benefit from) income taxes	$218,109	$(1,486,862)	$(107,324)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the provision for (benefit from) income taxes as computed by applying the U.S. federal statutory rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 to the provision for (benefit from) income taxes is as follows:

	2019	2018	2017
	(in thousands)
Income (loss) before provision for (benefit from) income taxes	$1,394,919	$600,241	$(15,689)

Expected provision for (benefit from) income taxes	292,933	126,051	(5,491)
State taxes, net of federal benefit	8,478	8,680	4,742
Foreign income tax rate differential	6,178	23,427	77,801
Tax credits	(59,459)	(52,629)	(58,204)
Benefit from income taxes attributable to valuation allowances	(2,672)	(1,563,169)	(575,801)
Permanent items	4,822	1,421	15,324
Tax rate change	—	—	575,192
Stock compensation (benefit) shortfalls and cancellations	(56,324)	(49,044)	(21,453)
Officer’s compensation	10,666	8,310	6,501
Deconsolidation of VIE	—	(9,390)	(126,183)
Uncertain tax positions	14,070	15,431	—
Other	(583)	4,050	248
Provision for (benefit from) income taxes	$218,109	$(1,486,862)	$(107,324)

The Company is subject to U.S. federal, state, and foreign income taxes. The Company’s provision for income taxes in 2019 has increased compared to historical amounts due to the release of the Company’s valuation allowance on the majority of its NOLs and other deferred tax assets as of December 31, 2018. Starting in 2019, the Company began recording a provision for income taxes approximating statutory rates on its pre-tax income. The Company’s effective tax rate for 2019 is lower than the U.S. statutory rate primarily due to excess tax benefits related to stock-based compensation and research and development tax credits partially offset by a change in the Company’s valuation allowance as well as the tax impact of officer compensation. Due to the Company's ability to offset its pre-tax income against previously benefited NOLs, the majority of its tax provision represents a non-cash expense until its NOLs have been fully utilized.
In 2019, the “Benefit from income taxes attributable to valuation allowances” in the tax rate reconciliation table above related to a release of a valuation allowance in the United Kingdom of $30.5 million related to the execution of a reimbursement agreement in France in November 2019, partially offset by an increase in the valuation allowance in the United States on state credits and NOLs. In 2018, the change in the “Benefit from income taxes attributable to valuation allowances” was primarily related to the release of the Company’s valuation allowances on the majority of its NOLs and other deferred tax assets related to the United States and the United Kingdom. In 2017, the “Benefit from income taxes attributable to valuation allowances” was primarily due to the utilization of NOLs in the United States and a decrease in the U.S. federal corporate tax rate from 35% to 21% partially offset by the adoption of ASU 2016-09.
In 2018 and 2017, “Deconsolidation of VIE” in the Company’s tax rate reconciliation above related to the impairments of VX-210 and Parion’s pulmonary ENaC platform, respectively, and the decreases in the Company’s fair value of the contingent payments to BioAxone and Parion associated with these deconsolidations, respectively. Please refer to Note K, “Intangible Assets and Goodwill,” for further information regarding these impairments.
The Company operates in foreign tax jurisdictions, which impose income taxes at different rates than the United States. The impact of these rate differences, which are primarily related to the Company’s operations in the United Kingdom, is included in the “Foreign income tax rate differential” in the Company’s tax rate reconciliation above. Other items that affected the Company’s tax rate reconciliation table were related to equity and executive compensation, research and development credits and Orphan Drug Credits during the three years ended December 31, 2019.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes were as follows:

	As of December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss	$512,256	$882,014
Tax credit carryforwards	549,543	487,635
Intangible assets	275,290	241,775
Deferred revenues	18,833	19,311
Stock-based compensation	85,199	93,915
Accrued expenses	44,367	17,795
Finance lease liabilities	119,160	130,849
Operating lease assets	13,114	—
Other	8,596	6,831
Gross deferred tax assets	1,626,358	1,880,125
Valuation allowance	(205,192)	(168,491)
Total deferred tax assets	1,421,166	1,711,634
Deferred tax liabilities:
Property and equipment	(101,235)	(128,407)
Acquired intangibles	(87,160)	—
Deferred revenue	—	(73,357)
Unrealized gain	(28,838)	(10,198)
Operating lease liabilities	(13,118)	—
Net deferred tax assets	$1,190,815	$1,499,672

In 2019, the Company completed acquisitions of Semma and Exonics, resulting in the inclusion of these entities deferred tax bases into the Company’s consolidated deferred tax assets and deferred tax liabilities. As of the acquisition date, Semma’s deferred tax liabilities were $54.2 million. Exonics’ deferred tax assets were not material to the Company’s financial statements.
On a periodic basis, the Company reassesses the valuation allowance on its deferred income tax assets weighing positive and negative evidence to assess the recoverability of the deferred tax assets. In the fourth quarter of 2018, the Company assessed the valuation allowance and considered positive evidence, including significant cumulative consolidated and U.S. income over the three years ended December 31, 2018, revenue growth, clinical trial data from the Company’s triple combination regimens, competitor clinical progress and expectations regarding future profitability, and negative evidence, including the potential impact of competition on the Company’s projections and cumulative losses in one of the jurisdictions. After assessing both the positive evidence and the negative evidence, the Company determined it was more likely than not that its deferred tax assets would be realized in the future and released the valuation allowance on the majority of its NOLs and other deferred tax assets as of December 31, 2018, resulting in a benefit from income taxes of $1.56 billion.  As of December 31, 2019, the Company maintained a valuation allowance of $205.2 million related primarily to U.S. state and foreign tax attributes.
As of December 31, 2019, the Company had NOL carryforwards of $1.5 billion, of which $1.3 billion were subject to expiration and $181.1 million had an indefinite carryforward period, and tax credits of $399.0 million for U.S. federal income tax purposes. As of December 31, 2019, the Company had NOL carryforwards of $903.7 million and tax credits of $161.7 million for U.S. state income tax purposes. These U.S. federal and state NOL carryforwards and tax credits expire at various dates through 2039 and may be used to offset future federal and state income tax liabilities, respectively. As of December 31, 2019, the Company had foreign net operating loss carryforwards of $896.9 million, including $16.0 million that were subject to expiration at various dates through 2039 and $880.9 million that had an indefinite carryforward period.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Unrecognized tax benefits during the three years ended December 31, 2019 were as follows:

	2019	2018	2017
	(in thousands)
Balance at beginning of the period	$19,549	$3,814	$—
Increases related to current period tax positions	14,407	9,704	3,814
Increases related to prior period tax positions	598	6,031	—
Decreases related to prior period tax positions	(156)	—	—
Settlement with Tax Authorities	(478)	—	—
Balance at end of period	$33,920	$19,549	$3,814

As of December 31, 2019, the Company has classified $13.4 million and $20.5 million of its unrecognized tax benefits as credits to “Deferred tax assets” and “Accrued expenses,” respectively, on its consolidated balance sheet.
The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements. As of December 31, 2019 and 2018, the Company had $33.9 million and $19.5 million, respectively, of gross unrecognized tax benefits, which would affect the Company’s tax rate if recognized. As of December 31, 2017, the Company had $3.8 million of gross unrecognized tax benefits, which would not affect the Company’s tax rate if recognized. The Company does not expect that its unrecognized tax benefits will materially change within the next twelve months. The Company accrues interest and penalties related to unrecognized tax benefits as a component of its “Provision for (benefit from) income taxes.” As of December 31, 2019, no significant interest or penalties were accrued. The Company did not recognize any material interest or penalties related to uncertain tax positions during the three years ended December 31, 2019.
As of December 31, 2019, foreign earnings, which were not significant, have been retained indefinitely by the Company’s foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries.
The Company files U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the United States or any other major taxing jurisdiction for years before 2011, except where the Company has NOLs or tax credit carryforwards that originate before 2011. The Company has various income tax examinations ongoing at any time throughout the world. During the year ended December 31, 2019, the Company concluded tax examinations with Austria, Canada, Germany and Italy, with no material adjustments.

Q.	Commitments and Contingencies
Revolving Credit Facility
In September 2019, the Company and certain of its subsidiaries entered into a Credit Agreement (the “2019 Credit Agreement”) with Bank of America, N.A., as administrative agent and the lenders referred to therein. The 2019 Credit Agreement provides for a $500.0 million unsecured revolving facility, which was not drawn upon at closing. Amounts drawn pursuant to the 2019 Credit Agreement, if any, may be used to finance the Company’s working capital needs, and for general corporate or other lawful purposes. The Company had no borrowings outstanding under the 2019 Credit Agreement as of December 31, 2019. The 2019 Credit Agreement also provides that, subject to satisfaction of certain conditions, the Company may request that the borrowing capacity under the 2019 Credit Agreement be increased by an additional $500.0 million. The 2019 Credit Agreement, which matures on September 17, 2024, supersedes the Company’s credit agreement entered into in 2016 with Bank of America, N.A serving in the same capacity. Additionally, the 2019 Credit Agreement provides a sublimit of $50.0 million for letters of credit.
Direct costs related to the 2019 Credit Agreement, which were not material to the Company’s financial statements, were deferred and will be recorded over the term of the 2019 Credit Agreement.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Any amounts borrowed under the 2019 Credit Agreement will bear interest, at the Company's option, at either a base rate or a Eurocurrency rate, in each case plus an applicable margin. Under the 2019 Credit Agreement, the applicable margins on base rate loans range from 0.125% to 0.50% and the applicable margins on Eurocurrency loans range from 1.125% to 1.50%, in each case based on the Company's consolidated leverage ratio (the ratio of the Company's total consolidated funded indebtedness to the Company's consolidated EBITDA for the most recently completed four fiscal quarter period).
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
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of December 31, 2019 or 2018.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

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
Revenues by Product
Product revenues, net consisted of the following:

	2019 (as reported under ASC 606)	2018 (as reported under ASC 606)	2017 (as reported under ASC 605)
	(in thousands)
TRIKAFTA	$420,105	$—	$—
SYMDEKO/SYMKEVI	1,417,668	768,657	—
ORKAMBI	1,331,891	1,262,166	1,320,850
KALYDECO	991,062	1,007,502	844,630
Total product revenues, net	$4,160,726	$3,038,325	$2,165,480

Revenues by Geographic Location
Net product revenues are attributed to countries based on the location of the customer. Collaborative and royalty revenues are attributed to countries based on the location of the Company’s subsidiary associated with the collaborative arrangement related to such revenues. Total revenues from external customers and collaborators by geographic region consisted of the following:

	2019 (as reported under ASC 606)	2018 (as reported under ASC 606)	2017 (as reported under ASC 605)
	(in thousands)
United States	$3,062,555	$2,365,079	$1,986,786
Outside of the United States
Europe	885,762	543,179	420,317
Other	214,504	139,339	81,549
Total revenues outside of the United States	1,100,266	682,518	501,866
Total revenues	$4,162,821	$3,047,597	$2,488,652

Significant Customers
Gross revenues and accounts receivable from each of the Company’s customers who individually accounted for 10% or more of total gross revenues and/or 10% or more of total gross accounts receivable consisted of the following:

	Percent of Total Gross Revenues			Percent of Gross Accounts Receivable
	Year Ended December 31,			As of December 31,
	2019 (as reported under ASC 606)	2018 (as reported under ASC 606)	2017 (as reported under ASC 605)	2019	2018
McKesson Corporation	17%	14%	<10%	22%	16%
Walgreen Co.	15%	20%	17%	14%	16%
Accredo/Curascript	14%	14%	14%	15%	10%

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Long-lived Assets by Location
Long-lived assets by location consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)
United States	$768,572	$778,157
Outside of the United States
United Kingdom	57,383	30,496
Other	7,327	3,352
Total long-lived assets outside of the United States	64,710	33,848
Total long-lived assets	$833,282	$812,005

S.	Quarterly Financial Data (unaudited)
The following tables set forth the Company’s quarterly financial data for the two years ended December 31, 2019:

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except per share amounts)
Revenues:
Product revenues, net (1)	$857,253	$940,380	$949,828	$1,413,265
Collaborative and royalty revenues	1,182	913	—	—
Total revenues	858,435	941,293	949,828	1,413,265
Costs and expenses:
Cost of sales	95,092	135,740	131,914	185,012
Research and development expenses (2)	339,490	379,091	555,948	480,011
Sales, general and administrative expenses	147,045	156,502	159,674	195,277
Change in fair value of contingent consideration	—	—	2,959	1,500
Total costs and expenses	581,627	671,333	850,495	861,800
Income from operations	276,808	269,960	99,333	551,465
Interest income	15,615	18,076	17,628	12,359
Interest expense	(14,868)	(14,837)	(14,548)	(14,249)
Other income (expense), net (3)	42,610	53,939	(31,747)	127,375
Income before provision for income taxes	320,165	327,138	70,666	676,950
Provision for income taxes (4)	51,534	59,711	13,148	93,716
Net income attributable to Vertex	$268,631	$267,427	$57,518	$583,234

Amounts per share attributable to Vertex common shareholders:
Net income:
Basic	$1.05	$1.04	$0.22	$2.26
Diluted	$1.03	$1.03	$0.22	$2.23
Shares used in per share calculations:
Basic	255,695	256,154	256,946	258,003
Diluted	260,175	259,822	260,473	262,108

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except per share amounts)
Revenues:
Product revenues, net	$637,729	$749,912	$782,511	$868,173
Collaborative and royalty revenues	3,070	2,245	2,024	1,933
Total revenues	640,799	752,157	784,535	870,106
Costs and expenses:
Cost of sales	71,613	104,382	111,255	122,289
Research and development expenses (2)	310,553	337,532	330,510	437,881
Sales, general and administrative expenses	129,808	137,303	137,295	153,210
Restructuring (income) expenses	(76)	62	(174)	4
Intangible asset impairment charge	—	—	—	29,000
Total costs and expenses	511,898	579,279	578,886	742,384
Income from operations	128,901	172,878	205,649	127,722
Interest income	5,789	8,049	10,543	13,971
Interest expense	(16,886)	(18,155)	(18,686)	(18,744)
Other income (expense), net (3)	96,838	53,819	(60,995)	(90,452)
Income before (benefit from) provision for income taxes	214,642	216,591	136,511	32,497
(Benefit from) provision for income taxes (4)	(12,659)	10,341	8,055	(1,492,599)
Net income	227,301	206,250	128,456	1,525,096
(Income) loss attributable to noncontrolling interest (5)	(17,038)	1,110	290	25,431
Net income attributable to Vertex	$210,263	$207,360	$128,746	$1,550,527

Amounts per share attributable to Vertex common shareholders:
Net income:
Basic	$0.83	$0.82	$0.51	$6.08
Diluted	$0.81	$0.80	$0.50	$5.97
Shares used in per share calculations:
Basic	253,231	254,135	254,905	254,868
Diluted	258,526	258,584	259,788	259,812

1.
In the fourth quarter of 2019, the Company updated its transaction price and recognized net product revenues of $155.8 million related to prior period ORKAMBI sales upon reaching a reimbursement agreement with the French government for ORKAMBI, including ORKAMBI distributed through early access programs. See Note A, “Nature of Business and Accounting Policies.”

2.
In the third quarter of 2019, the Company incurred research and development expenses of $175.0 million related to its CRISPR DMD/DM1 Agreement. In the fourth quarter of 2018, the Company incurred research and development expenses of $95.0 million to related license agreements with Merck KGaA, Darmstadt, Germany, and Arbor. See Note B, “Collaborative Arrangements.”

3.
In 2019 and 2018, “Other income (expense), net” was primarily related to changes in the fair value of the Company’s equity investment in CRISPR. See Note F, “Marketable Securities and Equity Investments.”

4.
In the fourth quarter of 2018, the Company released the valuation allowance on the majority of its NOLs and other deferred tax assets as of December 31, 2018 resulting in a benefit from income taxes of $1.56 billion. Starting in 2019, the Company began recording a provision for income taxes approximating statutory rates on its pre-tax income. See Note P, “Income Taxes.”

5.
In 2018, the Company had a noncontrolling interest in BioAxone, which it consolidated as a VIE until December 31, 2018. Following the deconsolidation of BioAxone as of December 31, 2018, the Company did not have a noncontrolling interest in any entities in 2019. See Note B, “Collaborative Arrangements.”