Form 10-Q
period 2020-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2020-05-01
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	259,276,709	Outstanding at April 24, 2020

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

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

Part I. Financial Information
Item 1.  Financial Statements

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Product revenues, net	$1,515,107	$857,253
Collaborative and royalty revenues	—	1,182
Total revenues	1,515,107	858,435
Costs and expenses:
Cost of sales	162,497	95,092
Research and development expenses	448,528	339,490
Sales, general and administrative expenses	182,258	147,045
Change in fair value of contingent consideration	1,600	—
Total costs and expenses	794,883	581,627
Income from operations	720,224	276,808
Interest income	12,576	15,615
Interest expense	(14,136)	(14,868)
Other (expense) income, net	(61,130)	42,610
Income before provision for income taxes	657,534	320,165
Provision for income taxes	54,781	51,534
Net income	$602,753	$268,631

Net income per common share:
Basic	$2.32	$1.05
Diluted	$2.29	$1.03
Shares used in per share calculations:
Basic	259,815	255,695
Diluted	263,515	260,175
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$602,753	$268,631
Changes in other comprehensive income:
Unrealized holding (losses) gains on marketable securities, net	(764)	596
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $(5.0) million and $1.5 million, respectively	18,782	(222)
Foreign currency translation adjustment	(2,662)	4,967
Total changes in other comprehensive income	15,356	5,341
Comprehensive income	$618,109	$273,972
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$3,593,412	$3,109,322
Marketable securities	596,984	698,972
Accounts receivable, net	845,269	633,518
Inventories	187,087	167,502
Prepaid expenses and other current assets	223,648	213,515
Total current assets	5,446,400	4,822,829
Property and equipment, net	736,303	745,080
Goodwill	1,002,158	1,002,158
Intangible assets	400,000	400,000
Deferred tax assets	1,147,705	1,190,815
Other assets	160,635	157,583
Total assets	$8,893,201	$8,318,465
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$100,703	$87,610
Accrued expenses	1,258,271	1,116,912
Other current liabilities	179,776	130,305
Total current liabilities	1,538,750	1,334,827
Long-term finance lease liabilities	532,952	538,576
Long-term contingent consideration	178,100	176,500
Other long-term liabilities	181,745	183,318
Total liabilities	2,431,547	2,233,221
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 259,079 and 258,993 shares issued and outstanding, respectively	2,591	2,589
Additional paid-in capital	7,695,905	7,937,606
Accumulated other comprehensive income (loss)	13,383	(1,973)
Accumulated deficit	(1,250,225)	(1,852,978)
Total shareholders’ equity	6,461,654	6,085,244
Total liabilities and shareholders’ equity	$8,893,201	$8,318,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	255,172	$2,546	$7,421,476	$659	$(2,989,478)	$4,435,203
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	—	(40,310)	(40,310)
Other comprehensive income, net of tax	—	—	—	5,341	—	5,341
Net income	—	—	—	—	268,631	268,631
Repurchase of common stock	(537)	(6)	(98,001)	—	—	(98,007)
Common stock withheld for employee tax obligations	(27)	—	(5,832)	—	—	(5,832)
Issuance of common stock under benefit plans	1,743	21	64,023	—	—	64,044
Stock-based compensation expense	—	—	94,243	—	—	94,243
Balance at March 31, 2019	256,351	$2,561	$7,475,909	$6,000	$(2,761,157)	$4,723,313

Balance at December 31, 2019	258,993	$2,589	$7,937,606	$(1,973)	$(1,852,978)	$6,085,244
Other comprehensive income, net of tax	—	—	—	15,356	—	15,356
Net income	—	—	—	—	602,753	602,753
Repurchase of common stock	(1,404)	(14)	(300,012)	—	—	(300,026)
Common stock withheld for employee tax obligations	(575)	(6)	(136,161)			(136,167)
Issuance of common stock under benefit plans	2,065	22	77,572	—	—	77,594
Stock-based compensation expense	—	—	116,900	—	—	116,900
Balance at March 31, 2020	259,079	$2,591	$7,695,905	$13,383	$(1,250,225)	$6,461,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$602,753	$268,631
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	115,706	93,791
Depreciation expense	26,821	27,140
Increase in fair value of contingent consideration	1,600	—
Deferred income taxes	36,705	43,425
Losses (gains) on equity securities	44,870	(43,551)
Other non-cash items, net	9,668	(2,431)
Changes in operating assets and liabilities:
Accounts receivable, net	(223,672)	(30,136)
Inventories	(27,450)	(13,139)
Prepaid expenses and other assets	2,790	7,941
Accounts payable	14,285	(24,145)
Accrued expenses	153,814	(27,279)
Other liabilities	57,808	24,537
Net cash provided by operating activities	815,698	324,784
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(75,265)	(128,215)
Maturities of available-for-sale debt securities	60,145	107,118
Sale of equity securities	72,036	—
Expenditures for property and equipment	(19,450)	(18,041)
Investment in equity securities	(5,800)	—
Net cash provided by (used in) investing activities	31,666	(39,138)
Cash flows from financing activities:
Issuances of common stock under benefit plans	79,597	63,620
Repurchases of common stock	(300,026)	(94,007)
Payments in connection with common stock withheld for employee tax obligations	(136,167)	(5,832)
Payments on finance leases	(10,287)	(9,385)
Proceeds related to finance leases	5,833	—
Advance from collaborator	2,500	5,000
Repayments of advanced funding	(880)	(1,385)
Net cash used in financing activities	(359,430)	(41,989)
Effect of changes in exchange rates on cash	(6,651)	(378)
Net increase in cash and cash equivalents	481,283	243,279
Cash, cash equivalents and restricted cash—beginning of period	3,120,681	2,658,253
Cash, cash equivalents and restricted cash—end of period	$3,601,964	$2,901,532

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,771	$13,148
Cash paid for income taxes	$5,845	$1,835
Issuances of common stock from employee benefit plans receivable	$817	$510
Accrued share repurchase liability	$—	$4,000
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
Certain information and footnote disclosures normally included in the Company’s 2019 Annual Report on Form 10-K have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended March 31, 2020 and 2019.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019, which are contained in the Company’s 2019 Annual Report on Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates in these condensed consolidated financial statements have been made in connection with (i) determining the transaction price of revenues and (ii) accounting for intangible assets and contingent consideration. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
Recently Adopted Accounting Standards
Leases
On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) using the modified-retrospective method, which amended a number of aspects of lease accounting and required the Company to recognize right-of-use assets and liabilities on the balance sheet. As of January 1, 2019, the Company recorded a cumulative effect adjustment to increase its “Accumulated deficit” by $40.3 million, which related to its leases that were accounted for as build-to-suit leases under the previous accounting guidance.
Internal-Use Software
In 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which clarifies the accounting for implementation costs in cloud computing arrangements.  ASU 2018-15 became effective on January 1, 2020. The adoption of ASU 2018-15 resulted in an insignificant amount of additional assets recorded on the Company’s condensed consolidated balance sheet.
Fair Value Measurement
In 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements for fair

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

value measurements. ASU 2018-13 became effective on January 1, 2020. The adoption of ASU 2018-13 resulted in additional disclosures related to the Company’s Level 3 inputs. Please refer to Note E, “Fair Value Measurements,” for further information.
Credit Losses
In 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to record expected credit losses for certain financial instruments, including trade receivables, as an allowance that reflects the entity's current estimate of credit losses expected to be incurred. For available-for-sale debt securities in unrealized loss positions, ASU 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment. ASU 2016-13 became effective on January 1, 2020. The adoption of ASU 2016-13 did not have a significant impact on its condensed consolidated financial statements.
Recently Issued Accounting Standards
Income Taxes
In 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective on January 1, 2021. The Company is evaluating the impact the adoption of ASU 2019-12 may have on its condensed consolidated financial statements.
For a discussion of other recent accounting pronouncements please refer to Note A, “Nature of Business and Accounting Policies,” in the Company’s 2019 Annual Report on Form 10-K.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note A, “Nature of Business and Accounting Policies,” in its 2019 Annual Report on Form 10-K.

B.	Revenue Recognition
Disaggregation of Revenue
Revenues by Product
Product revenues, net consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
TRIKAFTA	$895,233	$—
SYMDEKO/SYMKEVI	173,159	320,275
ORKAMBI	234,138	293,007
KALYDECO	212,577	243,971
Total product revenues, net*	$1,515,107	$857,253

* The preceding table does not include collaborative and royalty revenues.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revenues by Geographic Location
Net product revenues are attributed to countries based on the location of the customer. Collaborative and royalty revenues are attributed to countries based on the location of the Company’s subsidiary associated with the collaborative arrangement related to such revenues. Total revenues from external customers and collaborators by geographic region consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
United States	$1,187,588	$641,104
Outside of the United States
Europe	257,391	167,751
Other	70,128	49,580
Total revenues outside of the United States	327,519	217,331
Total revenues	$1,515,107	$858,435

Contract Liabilities
The Company recorded contract liabilities of $76.3 million and $62.3 million as of March 31, 2020 and December 31, 2019, respectively, related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement the Company can receive. Upon exceeding the annual reimbursement amount, products are provided free of charge, which is a material right. These contracts include upfront payments and fees.  The Company defers a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” The deferred amount is recognized as revenue when the free products are shipped. The Company’s product revenue contracts include performance obligations that are one year or less.
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
The Company’s in-license and out-license agreements that had a significant impact on its financial statements for the three months ended March 31, 2020 and 2019, or were new during the three months ended March 31, 2020, are described below. Additional in-license and out-license agreements were described in Note B, “Collaborative Arrangements,” of the Company’s 2019 Annual Report on Form 10-K.
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
CRISPR Therapeutics AG
In 2015, the Company entered into a strategic collaboration, option and license agreement (the “CRISPR Agreement”) with CRISPR Therapeutics AG and its affiliates (“CRISPR”) to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene-editing technology. The Company had the exclusive right to license certain CRISPR-Cas9-based targets. In the fourth quarter of 2019, the Company elected to exclusively license three CRISPR-Cas9-based targets, including cystic fibrosis, pursuant to the CRISPR Agreement. For each of the three targets that the Company elected to license, CRISPR has the potential to receive up to an additional $410.0 million in development, regulatory and commercial milestones as well as royalties on net product sales.
In 2017, the Company entered into a co-development and co-commercialization agreement with CRISPR pursuant to the terms of the CRISPR Agreement, under which the Company and CRISPR are co-developing and will co-commercialize CTX001 (the “CTX001 Co-Co Agreement”) for the treatment of hemoglobinopathies, including treatments for sickle cell disease and beta thalassemia. As part of the collaboration, the Company and CRISPR share equally all development costs and potential worldwide revenues related to potential hemoglobinopathy treatments. The Company concluded that the CTX001 Co-Co Agreement is a cost-sharing arrangement, which results in the net impact of the arrangement being recorded in “Research and development expenses” in its condensed consolidated statements of operations. During the three months ended March 31, 2020 and 2019, the net expense related to the CTX001 Co-Co Agreement was $9.3 million and $7.0 million, respectively.
In July 2019, the Company entered into a separate strategic collaboration and license agreement (the “CRISPR DMD/DM1 Agreement”) with CRISPR. Pursuant to this agreement, the Company received an exclusive worldwide license to CRISPR’s existing and future intellectual property for duchenne muscular dystrophy (“DMD”) and myotonic dystrophy type 1 (“DM1”). In the first quarter of 2020, the Company recorded $25.0 million to “Research and development expenses” related to a pre-clinical milestone earned by CRISPR under the CRISPR DMD/DM1 Agreement. CRISPR has the potential to receive up to an additional $800.0 million in research, development, regulatory and commercial milestones for the DMD and DM1 programs as well as royalties on net product sales. CRISPR has the option to co-develop and co-commercialize all DM1 products globally and forego the milestones and royalties associated with the DM1 program. The Company funds all expenses associated with the collaboration except for research costs for specified guide RNA research conducted by CRISPR, which the Company and CRISPR share equally.
Please refer to Note F, “Marketable Securities and Equity Investments,” for further information regarding the Company’s investment in CRISPR’s common stock.
Out-license Agreements
The Company has entered into licensing agreements pursuant to which it has out-licensed rights to certain drug candidates to third-party collaborators. Pursuant to these out-license agreements, the Company’s collaborators become responsible for all costs related to the continued development of such drug candidates and obtain development and commercialization rights to these drug candidates. Depending on the terms of the agreements, the Company’s collaborators may be required to make upfront payments, milestone payments upon the achievement of certain product research and development objectives and may also be required to pay royalties on future sales, if any, of commercial products resulting from the collaboration. The termination provisions associated with these collaborations are generally the same as those described above related to the Company’s in-license agreements. None of the Company’s out-license agreements had a significant impact on the Company’s condensed consolidated statement of operations during the three months ended March 31, 2020 and 2019.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Cystic Fibrosis Foundation
The Company has a research, development and commercialization agreement that was originally entered into in 2004 with Cystic Fibrosis Foundation (“CFF”), as successor in interest to the Cystic Fibrosis Foundation Therapeutics, Inc. This agreement was most recently amended in 2016. Pursuant to the agreement, as amended, the Company agreed to pay royalties ranging from low-single digits to mid-single digits on potential sales of certain compounds first synthesized and/or tested between March 1, 2014 and August 31, 2016, including elexacaftor, and tiered royalties ranging from single digits to sub-teens on covered compounds first synthesized and/or tested during a research term on or before February 28, 2014, including KALYDECO (ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor) and SYMDEKO/SYMKEVI (tezacaftor in combination with ivacaftor). For combination products, such as ORKAMBI, SYMDEKO/SYMKEVI and TRIKAFTA (elexacaftor, tezacaftor, and ivacaftor), sales are allocated equally to each of the active pharmaceutical ingredients in the combination product.

D.	Earnings Per Share
Basic net income per common share is based upon the weighted-average number of common shares outstanding. Diluted net income per common share utilizing the treasury method is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect is dilutive.
The following table sets forth the computation of basic and diluted net income per common share for the periods ended:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Net income	$602,753	$268,631

Basic weighted-average common shares outstanding	259,815	255,695
Effect of potentially dilutive securities:
Stock options	1,868	2,585
Restricted stock and restricted stock units (including PSUs)	1,801	1,870
Employee stock purchase program	31	25
Diluted weighted-average common shares outstanding	263,515	260,175

Basic net income per common share	$2.32	$1.05
Diluted net income per common share	$2.29	$1.03

The Company did not include the securities in the following table in the computation of the net income per common share because the effect would have been anti-dilutive during each period:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Stock options	879	2,837
Unvested restricted stock and restricted stock units (including PSUs)	430	6

E.	Fair Value Measurements
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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. The Company maintains strategic investments separately from the investment policy that governs its other cash, cash equivalents and marketable securities as described in “Note F, “Marketable Securities and Equity Investments.” As of March 31, 2020, the Company’s investments were in money market funds, corporate debt securities, commercial paper, government-sponsored enterprise securities and corporate equity securities. Additionally, the Company utilizes foreign currency forward contracts intended to mitigate the effect of changes in foreign exchange rates on its condensed consolidated statement of operations.
As of March 31, 2020, the Company’s financial assets and liabilities that were subject to fair value measurements were valued using both observable and unobservable inputs. The Company’s financial assets valued based on Level 1 inputs consisted of money market funds, government-sponsored enterprise securities and corporate equity securities. The Company’s financial assets and liabilities valued based on Level 2 inputs consisted of certain corporate equity securities as described below, corporate debt securities, commercial paper, which consisted of investments in highly-rated investment-grade corporations, and foreign currency forward contracts with reputable and creditworthy counterparties. As discussed further below, the Company’s financial liabilities valued based on Level 3 inputs consisted of acquisition-related contingent milestones. During the three months ended March 31, 2020 and 2019, the Company did not record any other-than-temporary impairment charges related to its financial assets.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements (and does not include $1.8 billion and $2.3 billion of cash as of March 31, 2020 and December 31, 2019, respectively):

	Fair Value Measurements as of March 31, 2020
		Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial instruments carried at fair value (asset positions):
Cash equivalents:
Money market funds	$1,736,913	$1,736,913	$—	$—
Commercial paper	30,700	—	30,700	—
Marketable securities:
Corporate equity securities	165,178	145,465	19,713	—
Government-sponsored enterprise securities	7,791	7,791	—	—
Corporate debt securities	305,051	—	305,051	—
Commercial paper	118,964	—	118,964	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	25,434	—	25,434	—
Other assets:
Foreign currency forward contracts	1,798	—	1,798	—
Total financial assets	$2,391,829	$1,890,169	$501,660	$—
Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(459)	$—	$(459)	$—
Long-term contingent consideration	(178,100)	—	—	(178,100)
Other long-term liabilities:
Foreign currency forward contracts	(637)	—	(637)	—
Total financial liabilities	$(179,196)	$—	$(1,096)	$(178,100)

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
Fair Value of Corporate Equity Securities
The Company maintains strategic investments in corporate equity securities separately from the investment policy that governs its other cash, cash equivalents and marketable securities. The Company classifies its investments in publicly traded companies as “Marketable securities” on its condensed consolidated balance sheets. Generally, the Company’s investments in the common stock of these publicly traded companies are valued based on Level 1 inputs because they have readily determinable fair values. However, certain of the Company’s investments in publicly traded companies have been or continue to be valued based on Level 2 inputs due to transfer restrictions associated with these investments. Please refer to Note F, “Marketable Securities and Equity Investments,” for further information on these investments.
Fair Value of Contingent Consideration
The Company’s contingent consideration liabilities, which are related to $678.3 million of development and regulatory milestones potentially payable to Exonics’ former equity holders, are classified as Level 3 within the valuation hierarchy. The Company bases its estimates of the probability of achieving the milestones relevant to the fair value of contingent payments on industry data attributable to rare diseases. The discount rates used in the valuation model for contingent payments, which were between 1.8% and 3.1%, represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Due to the uncertainties associated with development and commercialization of a drug candidate in the pharmaceutical industry, the Company's estimates regarding the fair value of contingent consideration will change in the future, resulting in adjustments to the fair value of the Company’s contingent consideration liabilities, and the effect of any such adjustments could be material.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table represents a rollforward of the fair value of the Company’s contingent consideration liabilities:

Three Months Ended March 31, 2020
(in thousands)
Balance at December 31, 2019	$176,500
Increase in fair value of contingent payments	1,600
Balance at March 31, 2020	$178,100

The “Increase in fair value of contingent payments” in the table above was due to changes in market interest rates and the time value of money.

F.	Marketable Securities and Equity Investments
A summary of the Company’s cash equivalents and marketable securities, which are recorded at fair value (and do not include $1.8 billion and $2.3 billion of cash as of March 31, 2020 and December 31, 2019, respectively), is shown below:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
As of March 31, 2020
Cash equivalents:
Money market funds	$1,736,913	$—	$—	$1,736,913
Commercial paper	30,700	4	(4)	30,700
Total cash equivalents	1,767,613	4	(4)	1,767,613
Marketable securities:
Government-sponsored enterprise securities	7,717	74	—	7,791
Corporate debt securities	305,808	255	(1,012)	305,051
Commercial paper	118,542	426	(4)	118,964
Total marketable debt securities	432,067	755	(1,016)	431,806
Corporate equity securities	87,096	78,082	—	165,178
Total marketable securities	$519,163	$78,837	$(1,016)	$596,984

As of December 31, 2019
Cash equivalents:
Money market funds	$791,039	$—	$—	$791,039
Corporate debt securities	6,070	—	—	6,070
Commercial paper	29,470	3	(1)	29,472
Total cash equivalents	826,579	3	(1)	826,581
Marketable securities:
Government-sponsored enterprise securities	12,689	44	—	12,733
Corporate debt securities	301,458	391	(50)	301,799
Commercial paper	102,240	121	(5)	102,356
Total marketable debt securities	416,387	556	(55)	416,888
Corporate equity securities	113,829	168,255	—	282,084
Total marketable securities	$530,216	$168,811	$(55)	$698,972

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Available-for-sale debt securities were classified on the Company's condensed consolidated balance sheets at fair value as follows:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Cash and cash equivalents	$1,767,613	$826,581
Marketable securities	431,806	416,888
Total	$2,199,419	$1,243,469

Available-for-sale debt securities by contractual maturity were as follows:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Matures within one year	$2,157,586	$1,137,942
Matures after one year through five years	41,833	105,527
Total	$2,199,419	$1,243,469

The Company has a limited number of available-for-sale debt securities in insignificant loss positions as of March 31, 2020, which it does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investments at maturity. The Company did not record any charges for other-than-temporary declines in the fair value of available-for-sale debt securities or gross realized gains or losses in the three months ended March 31, 2020 and 2019.
As of March 31, 2020 and December 31, 2019, the total fair value of the Company’s strategic investments in the common stock of publicly traded companies, which was primarily related to its investment in CRISPR, was $165.2 million and $282.1 million, respectively, and was classified as “Marketable securities” on its condensed consolidated balance sheets.
The Company records changes in the fair value of its investments in corporate equity securities, which are primarily attributable to its investment in CRISPR, to “Other (expense) income, net” on its condensed consolidated statements of operations. During the three months ended March 31, 2020 and 2019, the Company recorded a net unrealized loss of $39.4 million and a net unrealized gain of $43.6 million, respectively, on corporate equity securities held at the conclusion of each period. During the three months ended March 31, 2020, the Company received proceeds of $72.0 million related to sales of CRISPR’s common stock, which had an original weighted-average cost basis of $26.7 million. There were no sales of CRISPR’s common stock during the three months ended March 31, 2019.
As of March 31, 2020, the carrying value of the Company’s equity investments without readily determinable fair values, which are recorded in “Other assets” on its condensed consolidated balance sheets, was $46.6 million.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

G.	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available-For-Sale Debt Securities	On Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2019	$(895)	$503	$(1,581)	$(1,973)
Other comprehensive (loss) income before reclassifications	(2,662)	(764)	25,772	22,346
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(6,990)	(6,990)
Net current period other comprehensive (loss) income	(2,662)	(764)	18,782	15,356
Balance at March 31, 2020	$(3,557)	$(261)	$17,201	$13,383

Balance at December 31, 2018	$(11,227)	$(536)	$12,422	$659
Other comprehensive income before reclassifications	4,967	596	5,126	10,689
Amounts reclassified from accumulated other comprehensive income	—	—	(5,348)	(5,348)
Net current period other comprehensive income (loss)	4,967	596	(222)	5,341
Balance at March 31, 2019	$(6,260)	$60	$12,200	$6,000

H.	Hedging
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
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company’s risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If the Company were to determine that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of March 31, 2020, all hedges were determined to be highly effective.
The Company considers the impact of its counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of March 31, 2020 and December 31, 2019, credit risk did not change the fair value of the Company’s foreign currency forward contracts.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under GAAP:

	As of March 31, 2020	As of December 31, 2019
Foreign Currency	(in thousands)
Euro	$581,764	$501,197
British pound sterling	124,160	87,032
Australian dollar	74,643	89,705
Canadian dollar	46,390	50,452
Total foreign currency forward contracts	$826,957	$728,386

Foreign currency forward contracts - Not designated as hedging instruments
The Company also enters into foreign currency forward contracts with contractual maturities of less than one month, that are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under GAAP. The Company recognizes realized gains and losses for such contracts in “Other (expense) income, net” in its condensed consolidated statements of operations each period. As of March 31, 2020, the notional amount of the Company’s outstanding foreign currency forward contracts where hedge accounting under GAAP is not applied was $522.2 million.
During the three months ended March 31, 2020 and 2019, the Company recognized the following related to foreign currency forward contacts in its condensed consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$8,922	$6,839
Not designated as hedging instruments
Other (expense) income, net	$16,229	$3,151

Total reported in the Condensed Consolidated Statement of Operations
Product revenues, net	$1,515,107	$857,253
Other (expense) income, net	$(61,130)	$42,610

The following table summarizes the fair value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under GAAP included on its condensed consolidated balance sheets:

As of March 31, 2020
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid expenses and other current assets	$25,434	Other current liabilities	$(459)
Other assets	1,798	Other long-term liabilities	(637)
Total assets	$27,232	Total liabilities	$(1,096)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

As of December 31, 2019
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid expenses and other current assets	$9,725	Other current liabilities	$(5,533)
Other assets	—	Other long-term liabilities	(1,821)
Total assets	$9,725	Total liabilities	$(7,354)
As of March 31, 2020, the Company expects the amounts that are related to foreign exchange forward contracts designated as cash flow hedges under GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under GAAP on the Company’s condensed consolidated balance sheets:

	As of March 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$27,232	$—	$27,232	$(1,096)	$26,136
Total liabilities	(1,096)	—	(1,096)	1,096	—

	As of December 31, 2019
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$9,725	$—	$9,725	$(7,354)	$2,371
Total liabilities	(7,354)	—	(7,354)	7,354	—

I.	Inventories
Inventories consisted of the following:

	As of March 31, 2020	As of December 31, 2019
	(in thousands)
Raw materials	$24,835	$26,247
Work-in-process	117,427	107,021
Finished goods	44,825	34,234
Total	$187,087	$167,502

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

J.	Stock-based Compensation Expense and Share Repurchase Programs
Stock-based compensation expense
During the three months ended March 31, 2020 and 2019, the Company recognized the following stock-based compensation expense:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Stock-based compensation expense by type of award:
Restricted stock and restricted stock units (including PSUs)	$97,149	$63,510
Stock options	17,266	28,156
ESPP share issuances	2,485	2,577
Stock-based compensation expense related to inventories	(1,194)	(452)
Total stock-based compensation expense included in costs and expenses	$115,706	$93,791

Stock-based compensation expense by line item:
Cost of sales	$1,361	$1,338
Research and development expenses	72,687	59,715
Sales, general and administrative expenses	41,658	32,738
Total stock-based compensation expense included in costs and expenses	115,706	93,791
Income tax effect	(64,246)	(39,524)
Total stock-based compensation expense, net of tax	$51,460	$54,267

The following table sets forth the Company’s unrecognized stock-based compensation expense as of March 31, 2020, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of March 31, 2020
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Restricted stock and restricted stock units (including PSUs)	$550,095	2.27
Stock options	$109,086	2.33
ESPP share issuances	$2,238	0.40

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table summarizes information about stock options outstanding and exercisable as of March 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$29.07–$40.00	81	1.47	$37.70	81	$37.70
$40.01–$60.00	224	2.41	$49.15	224	$49.15
$60.01–$80.00	116	4.03	$74.89	112	$74.89
$80.01–$100.00	1,393	5.99	$89.44	1,085	$90.01
$100.01–$120.00	182	4.88	$109.25	180	$109.18
$120.01–$140.00	402	5.44	$129.59	400	$129.61
$140.01–$160.00	954	7.86	$155.50	436	$155.41
$160.01–$180.00	669	8.24	$168.21	245	$165.11
$180.01–$189.38	1,498	8.65	$185.44	440	$185.31
Total	5,519	6.98	$137.34	3,203	$119.05

Share repurchase programs
During 2018, the Company’s Board of Directors approved a share repurchase program (the “2018 Share Repurchase Program”), pursuant to which the Company repurchased $500.0 million of its common stock in 2018 and 2019. During the three months ended March 31, 2019, the Company repurchased 537,018 of its common stock under the share repurchase program for an aggregate of $98.0 million including commissions and fees. As of June 30, 2019, the Company had repurchased the entire $500.0 million it was authorized to repurchase of its common stock under the 2018 Share Repurchase Program.
During 2019, the Company’s Board of Directors approved a new share repurchase program (the “2019 Share Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $500.0 million of its common stock between August 1, 2019 and December 31, 2020. The Company expects to fund further repurchases of its common stock through a combination of cash on hand and cash generated by operations. During the three months ended March 31, 2020, the Company repurchased 1,403,868 shares of its common stock under the 2019 Share Repurchase Program for an aggregate of $300.0 million including commissions and fees. As of March 31, 2020, there was a total of $164.0 million remaining for repurchases under the 2019 Share Repurchase Program.
Under the 2019 Share Repurchase Programs, the Company is authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases are made pursuant to Rule 10b5-1 plans or other means as determined by the Company’s management and in accordance with the requirements of the SEC.

K.	Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. For the three months ended March 31, 2020 and 2019, the Company recorded provisions for income taxes of $54.8 million and $51.5 million, respectively. The Company’s effective tax rate for the three months ended March 31, 2020 was lower than the U.S. statutory rate primarily due to a discrete benefit related to the write-off of a long-term intercompany receivable and excess tax benefits related to stock-based compensation. The Company’s effective tax rate for the three months ended March 31, 2019 was lower than the U.S. statutory rate primarily due to excess tax benefits related to stock-based compensation.
The Company released its valuation allowance on the majority of its net operating losses and other deferred tax assets as of December 31, 2018. Starting in 2019, the Company began recording a provision for income taxes on its pre-tax income using an effective tax rate approximating statutory rates. Due to the Company's ability to offset its pre-tax income against

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

previously benefited net operating losses, it expects a portion of its tax provision to represent a non-cash expense until its net operating losses have been fully utilized.
The Company maintained a valuation allowance of $205.2 million related primarily to U.S. state and foreign tax attributes as of December 31, 2019. On a periodic basis, the Company reassesses any valuation allowances that it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets.
In March 2020, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) was signed into law. The CARES Act includes provisions relating to several aspects of corporate income taxes. The Company does not currently expect the CARES Act to have a significant impact on its provision for income taxes; however, it will continue to monitor the provisions of the CARES Act in relation to its operations.
The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements. As of March 31, 2020 and December 31, 2019, the Company had $43.0 million and $33.9 million, respectively, of gross unrecognized tax benefits, which would affect the Company’s tax rate if recognized. The Company does not expect that its unrecognized tax benefits will materially increase within the next twelve months. The Company accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. As of March 31, 2020, no significant interest or penalties were accrued. The Company did not recognize any material interest or penalties related to uncertain tax positions during the three months ended March 31, 2020 and 2019.
As of March 31, 2020, foreign earnings, which were not significant, have been retained by foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries.
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

L.	Commitments and Contingencies
Revolving Credit Facility
In September 2019, the Company and certain of its subsidiaries entered into a Credit Agreement (the “2019 Credit Agreement”) with Bank of America, N.A., as administrative agent and the lenders referred to therein. The 2019 Credit Agreement provides for a $500.0 million unsecured revolving facility, which was not drawn upon at closing. Amounts drawn pursuant to the 2019 Credit Agreement, if any, may be used to finance the Company’s working capital needs, and for general corporate or other lawful purposes. The Company had no borrowings outstanding under the 2019 Credit Agreement as of March 31, 2020 and December 31, 2019. The 2019 Credit Agreement also provides that, subject to satisfaction of certain conditions, the Company may request that the borrowing capacity under the 2019 Credit Agreement be increased by an additional $500.0 million. The 2019 Credit Agreement, which matures on September 17, 2024, supersedes the Company’s credit agreement entered into in 2016 with Bank of America, N.A serving in the same capacity. Additionally, the 2019 Credit Agreement provides a sublimit of $50.0 million for letters of credit.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

Any amounts borrowed pursuant to the 2019 Credit Agreement are guaranteed by certain of the Company’s existing and future domestic subsidiaries, subject to certain exceptions.
The 2019 Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including financial covenants to maintain (i) subject to certain limited exceptions, a consolidated leverage ratio of 3.50 to 1.00, subject to an increase to 4.00 to 1.00 following a material acquisition and (ii) a consolidated interest coverage ratio (the ratio of the Company’s consolidated EBITDA to its consolidated interest expenses for the most recently completed four fiscal quarter period) of 2.50 to 1.00, in each case measured on a quarterly basis. The 2019 Credit Agreement also contains customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under outstanding loans. As of March 31, 2020, the Company was in compliance with the covenants described above.
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
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of March 31, 2020 or December 31, 2019.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

M.	Additional Cash Flow Information
The cash, cash equivalents and restricted cash at the beginning and ending of each period presented in the Company’s condensed consolidated statements of cash flows consisted of the following:

	Three Months Ended March 31,
	2020		2019
	Beginning of period	End of period	Beginning of period	End of period
	(in thousands)
Cash and cash equivalents	$3,109,322	$3,593,412	$2,650,134	$2,893,885
Prepaid expenses and other current assets	8,004	8,552	4,910	6,250
Other assets	3,355	—	3,209	1,397
Cash, cash equivalents and restricted cash per statement of cash flows	$3,120,681	$3,601,964	$2,658,253	$2,901,532

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We invest in scientific innovation to create transformative medicines for people with serious diseases with a focus on specialty markets. We continue to focus on developing and commercializing therapies for the treatment of cystic fibrosis, or CF. In 2019, we obtained approval in the United States, or U.S., for and launched TRIKAFTA (elexacaftor/tezacaftor/ivacaftor and ivacaftor). We are broadening our pipeline through internal research efforts and accessing external innovation through business development transactions.
We have four approved medicines that treat the underlying cause of CF, which is a life-threatening genetic disease. In October 2019, TRIKAFTA, our triple-combination regimen, was approved by the United States Food and Drug Administration, or FDA, for the treatment of patients with CF 12 years of age or older who have at least one F508del mutation in the cystic fibrosis transmembrane conductance regulator, or CFTR, gene. This approval increased the number of patients eligible for our medicines in the U.S. by approximately 6,000 and provided an additional treatment option for many patients who are also eligible for one of our previously approved products. We have submitted a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, for this triple combination regimen. Our four medicines are collectively approved to treat approximately 60% of the 75,000 CF patients in North America, Europe and Australia. We are focused on obtaining approval for the triple combination in ex-U.S. markets for patients 12 years of age and older and evaluating our triple combination in younger patients with the goal of having treatments for up to 90% of patients with CF. We are also pursuing genetic therapies to address the remaining 10% of CF patients.
Our small molecule programs include programs focused on developing treatments for alpha-1 antitrypsin, or AAT, deficiency, APOL1-mediated kidney diseases and pain. We are evaluating CTX001, a genetic therapy as a potential treatment for sickle cell disease and beta thalassemia, in Phase 1/2 clinical trials in collaboration with CRISPR Therapeutics AG, or CRISPR. In 2019, through a series of strategic transactions, we acquired preclinical genetic therapy programs for Duchenne muscular dystrophy, or DMD, and myotonic dystrophy type 1, or DM1, and preclinical programs to develop cell-based therapies for type 1 diabetes, or T1D.
We are monitoring the potential impacts of the recent spread of the novel strain of the coronavirus (“COVID-19”) on our business. COVID-19 has not affected our supply chain or the demand for our medicines and we believe that we will be able to continue to supply all of our approved medicines to our patients globally. We have adjusted our business operations in response to COVID-19, with a majority of our employees working remotely, and COVID-19 has resulted in delays in certain research and development activities.
Financial Highlights
Revenues
In the first quarter of 2020, our net product revenues continued to increase due to the approval of TRIKAFTA in late 2019 and uptake of our medicines medicines in ex-U.S. markets following completion of reimbursement agreements in 2019.

Expenses
Our combined R&D and SG&A expenses increased to $630.8 million in the first quarter of 2020 from $486.5 million in the first quarter of 2019. In the first quarter of 2020, cost of sales was 11% of our net product revenues.
Balance Sheet

Business Updates
COVID-19 has not affected our supply chain and we believe that we will be able to continue to supply all of our approved medicines to our patients globally.
TRIKAFTA (elexacaftor/tezacaftor/ivacaftor and ivacaftor)

•	The majority of the approximately 18,000 eligible patients in the United States have now initiated treatment with TRIKAFTA following its approval in October 2019.

•
The MAA for the elexacaftor, tezacaftor and ivacaftor triple combination in patients 12 years of age and older with at least one F508del mutation that we submitted in 2019 is being reviewed by the EMA.

•
We recently submitted our applications for approval of the elexacaftor, tezacaftor and ivacaftor triple combination for patients 12 years of age and older with at least one F508del mutation in Australia and Switzerland.

•
We recently completed enrollment for a Phase 3 clinical trial evaluating the use of the elexacaftor, tezacaftor and ivacaftor triple combination in children 6 to 11 years of age with CF who have two copies of the F508del mutation or who have one F508del mutation and one minimal function mutation. If the data from this clinical trial is positive, we plan to submit a supplemental New Drug Application, or sNDA, to the FDA in the second half of 2020 for children 6 to 11 years of age with at least one F508del mutation, followed by regulatory submissions in other countries.

KALYDECO (ivacaftor)

•	We recently completed the submission of an sNDA to the FDA and Type 2 variation to the EMA for the use of KALYDECO in patients four to less than six months of age.
Pipeline
Depending on the disease, stage of development and type of clinical trial, and to ensure patient safety and reduce the burden on the healthcare system at a time of critical need, we have temporarily paused or delayed enrollment in certain clinical trials.

•
AAT Deficiency: We temporarily paused screening and enrollment in the Phase 2 proof-of-concept clinical trial for VX-814, our first investigational oral small molecule corrector for the treatment of alpha-1 antitrypsin, or AAT, deficiency, in patients with AAT deficiency who have two copies of the Z mutation. The Phase 2 clinical trial remains active and we continue to initiate new trial sites to enable future patient enrollment.

•
Focal Segmental Glomerulosclerosis: We recently initiated a Phase 2 proof-of-concept clinical trial designed to evaluate the reduction in proteinuria in patients with APOL1-mediated focal segmental glomerulosclerosis, or FSGS, receiving treatment with VX-147.

•
Beta Thalassemia and Sickle Cell Disease: We and our collaborator, CRISPR, expect to provide additional data from the two ongoing Phase 1/2 clinical trials of the investigational CRISPR/Cas9 gene-editing therapy CTX001, in patients with transfusion-dependent beta thalassemia and in patients with severe sickle cell disease in 2020.

•	T1D: We continue to advance our cell therapy program for the treatment of T1D and expect to initiate clinical development in patients in late 2020 or early 2021.
External Innovation

•
Affinia Therapeutics: In April 2020, we entered into a collaboration with Affinia Therapeutics Inc. to gain access to a novel library of AAV capsids to support our ongoing research and development efforts in genetic therapies. The goal of the collaboration will be to develop gene therapies for people affected by DMD, DM1 and CF.

•
Moderna: Based on preclinical data generated to date, we recently extended our collaboration with Moderna, aimed at the discovery and development of messenger ribonucleic acid, or mRNA, therapeutics for the treatment of CF.

Research
We are continuing to invest in our research programs and fostering scientific innovation in order to identify and develop transformative medicines. Our strategy is to combine transformative advances in the understanding of human disease and the science of therapeutics in order to identify and develop new medicines. We believe that pursuing research in diverse areas allows us to balance the risks inherent in drug development and may provide drug candidates that will form our pipeline in future years. To supplement our internal research programs, we acquire technologies and programs and collaborate with biopharmaceutical and technology companies, leading academic research institutions, government laboratories, foundations and other organizations, as needed, to advance research in our areas of therapeutic interest and to access technologies needed to execute on our strategy.
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

In the United States, we have worked successfully with third party payors in order to promptly obtain appropriate levels of reimbursement for our first three CF medicines and are working with these stakeholders to obtain reimbursement for TRIKAFTA. We plan to continue to engage in discussions with numerous commercial insurers and managed health care organizations, along with government health programs that are typically managed by authorities in the individual states, to ensure that payors recognize the significant benefits that our medicines provide by treating the underlying cause of cystic fibrosis and continue to provide access to our medicines.
In Europe and other ex-U.S. markets, we seek government reimbursement for our medicines on a country-by-country basis. This is necessary for each new medicine, as well as, label expansions for our current medicines in most countries. We successfully obtained reimbursement for KALYDECO in each significant ex-U.S. market within two years of approval. We experienced significant challenges in obtaining reimbursement for ORKAMBI in certain ex-U.S. markets, however, we now have obtained reimbursement for ORKAMBI or SYMKEVI in most of our significant ex-U.S. markets. In some ex-U.S. markets, including Ireland, Denmark and Australia, our reimbursement agreements include innovative arrangements that provide a pathway to access and rapid reimbursement for certain future CF medicines. We filed a MAA with the EMA for the triple combination regimen of elexacaftor, tezacaftor and ivacaftor and, if approved, we would need to seek government reimbursement on a country-by-country basis, in most European markets. In December 2019, we reached an agreement with the government in Ireland to expand the existing reimbursement agreement to include the triple combination regimen pending approval by the EMA. We continue to seek government reimbursement and label expansions for our medicines in the applicable jurisdictions.
Strategic Transactions
Acquisitions
As part of our business strategy, we seek to acquire drugs, drug candidates and other technologies and businesses that have the potential to complement our ongoing research and development efforts. In 2019, we invested significantly in business development transactions designed to augment our pipeline, including the acquisition of Exonics, a privately-held company focused on creating transformative gene-editing therapies to repair mutations that cause DMD and other severe neuromuscular diseases, including DM1, and Semma, a privately-held company focused on the use of stem cell-derived human islets as a potentially curative treatment for T1D. In the Exonics acquisition, we paid approximately $245.0 million upfront to Exonics equity holders and agreed to additional payments based upon successful achievement of specified development and regulatory milestones. In the Semma acquisition, we paid approximately $950.0 million in cash to Semma equity holders. We expect to continue to identify and evaluate potential acquisitions that may be similar to or different from the transactions that we have engaged in previously.
Both of our 2019 acquisitions were accounted for as business combinations.  As of the acquisition date for each transaction, the cash payments, as well as the fair value of contingent consideration for Exonics, were allocated primarily to goodwill and the fair value of several in-process research and development assets that we acquired.  The fair value of contingent consideration related to Exonics was recorded as a liability and will be adjusted on a quarterly basis in the future.  As a result, these acquisitions are primarily reflected in additional assets and liabilities on our condensed consolidated balance sheet.  Please refer to Note C, “Acquisitions,” and our critical accounting policies, “Acquisitions,” in our 2019 Annual Report on Form 10-K for further information regarding the significant judgments and estimates related to our 2019 acquisitions.
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
In-License Agreements
We have entered into collaborations with biotechnology and pharmaceutical companies in order to acquire rights or to license drug candidates or technologies that enhance our pipeline and/or our research capabilities. Over the last several years, we entered into collaboration agreements with a number of companies, including Arbor Biotechnologies, Inc., CRISPR, Kymera Therapeutics, Inc. and Molecular Templates, Inc. Generally, when we in-license a technology or drug candidate, we make upfront payments to the collaborator, assume the costs of the program and/or agree to make contingent payments, which could consist of milestone, royalty and option payments. Most of these collaboration payments are expensed as research and development expenses; however, depending on many factors, including the structure of the collaboration, the significance of the drug candidate that we license to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. In the first quarter of 2020 and the first quarter of 2019, our research and development expenses included $36.3 million and $5.3 million, respectively, related to upfront and milestones payments pursuant to our collaboration agreements.
Out-License Agreements
We also have out-licensed internally developed programs to collaborators who are leading the development of these programs. These out-license arrangements include our agreements with Janssen Pharmaceuticals, Inc., or Janssen, which is evaluating pimodivir in Phase 3 clinical trials for the treatment of influenza; and Merck KGaA, Darmstadt, Germany, which licensed oncology research and development programs from us in early 2017. Pursuant to these out-licensing arrangements, our collaborators are responsible for the research, development and commercialization costs associated with these programs, and we are entitled to receive contingent milestone and/or royalty payments. As a result, we do not expect to incur significant expenses in connection with these programs and have the potential for future collaborative and royalty revenues resulting from these programs.
Please refer to Note C, “Collaborative Arrangements,” for further information regarding our in-license agreements and out-license agreements.
Strategic Investments
In connection with our business development activities, we have periodically made equity investments in our collaborators. As of March 31, 2020, we held strategic equity investments in several public companies, including CRISPR, and certain private companies, and we plan to make additional strategic equity investments in the future. While we invest the majority of our cash, cash equivalents and marketable securities in instruments that meet specific credit quality standards and limit our exposure to any one issue or type of instrument, our strategic investments are maintained and managed separately from our other cash, cash equivalents and marketable securities. Any changes in the fair value of equity investments with readily determinable fair values (including publicly traded securities such as CRISPR) are recorded to other income (expense), net in our condensed consolidated statement of operations. For equity investments without readily determinable fair values including equity investments in private companies, each reporting period we are required to re-evaluate the carrying value of the investment, which may result in other income (expense).
In the first quarter of 2020 and the first quarter of 2019, we recorded within other income (expense), a net loss of $44.9 million and a net gain of $43.6 million, respectively, related to changes in the fair value of our strategic investments, and from sales of certain equity investments. To the extent that we continue to hold strategic investments, particularly strategic investments in publicly traded companies, we will record other income (expense) related to these strategic investments on a quarterly basis. Due to the high volatility of stocks in the biotechnology industry, we expect the value of these strategic investments to fluctuate and that the increases or decreases in the fair value of these strategic investments will continue to have material impacts on our net income (expense) and our profitability on a quarterly and/or annual basis.

RESULTS OF OPERATIONS

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Revenues	$1,515,107	$858,435	$656,672	76%
Operating costs and expenses	794,883	581,627	213,256	37%
Income from operations	720,224	276,808	443,416	160%
Other non-operating (expense) income, net	(62,690)	43,357	**	**
Provision for income taxes	54,781	51,534	3,247	6%
Net income	$602,753	$268,631	$334,122	124%

Net income per diluted common share	$2.29	$1.03
Diluted shares used in per share calculations	263,515	260,175

			** Not meaningful
Net Income
Our net income increased in the first quarter of 2020 as compared to the first quarter of 2019 due to significant increases in our revenues partially offset by increases in our operating expenses, non-operating expense and provision for income taxes. The increase in revenues was primarily due to the U.S. approval of TRIKAFTA in the fourth quarter of 2019. Increases in operating expenses were the result of increased cost of sales consistent with increased product revenues, increased investment in research and development and increased sales, general and administrative expenses to support our business. The change in non-operating (expense) income, net was primarily related to changes in the value of our strategic investments.
Earnings Per Share
Diluted net income per common share was $2.29 in the first quarter of 2020 as compared to diluted net income per common share of $1.03 in the first quarter of 2019.
Revenues

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Product revenues, net	$1,515,107	$857,253	$657,854	77%
Collaborative and royalty revenues	—	1,182	(1,182)	**
Total revenues	$1,515,107	$858,435	$656,672	76%

			** Not meaningful
Product Revenues, Net

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
TRIKAFTA	$895,233	$—	$895,233	**
SYMDEKO/SYMKEVI	173,159	320,275	(147,116)	(46)%
ORKAMBI	234,138	293,007	(58,869)	(20)%
KALYDECO	212,577	243,971	(31,394)	(13)%
Total product revenues, net	$1,515,107	$857,253	$657,854	77%

			** Not meaningful
In the first quarter of 2020, our net product revenues increased by $657.9 million as compared to the first quarter of 2019. The increase in total net product revenues in the first quarter of 2020 was primarily due to the launch of TRIKAFTA, which was approved in the United States in the fourth quarter of 2019. Decreases in revenues for our other products were the result of patients in the United States switching from these medicines to TRIKAFTA partially offset by label expansions and expanded access to our medicines in ex-U.S markets. In the first quarter of 2020 and 2019, our net product revenues included product revenues of $327.5 million and $217.4 million, respectively, from ex-U.S. markets. Net product revenues in the first quarter of 2020 were also positively impacted by factors that may not be repeated in future periods, including early prescription refills, advance purchasing of medicines and initial compliance and persistence rates of patients who recently initiated treatment with TRIKAFTA.
Collaborative and Royalty Revenues
We did not record any collaborative and royalty revenues in the first quarter of 2020. Our collaborative and royalty revenues were $1.2 million in the first quarter of 2019. Our collaborative revenues have historically fluctuated significantly from one period to another and may continue to fluctuate in the future. Our future royalty revenues will be dependent on if, and when, our collaborators, including Janssen and Merck KGaA, Darmstadt, Germany are able to successfully develop drug candidates that we have out-licensed to them.
Operating Costs and Expenses

`	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Cost of sales	$162,497	$95,092	$67,405	71%
Research and development expenses	448,528	339,490	109,038	32%
Sales, general and administrative expenses	182,258	147,045	35,213	24%
Change in fair value of contingent consideration	1,600	—	1,600	**
Total costs and expenses	$794,883	$581,627	$213,256	37%

			** Not Meaningful
Cost of Sales
Our cost of sales primarily consists of the cost of producing inventories that corresponded to product revenues for the reporting period, plus the third-party royalties payable on our net sales of our products. Pursuant to our agreement with the CFF, our tiered third-party royalties on sales of TRIKAFTA, SYMDEKO/SYMKEVI, KALYDECO and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens. Over the last several years, our cost of sales has been increasing due to increased net product revenues. Our cost of sales as a percentage of our net product revenues was approximately 11% in each of the first quarter of 2019 and 2020.
Research and Development Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Research expenses	$157,270	$90,463	$66,807	74%
Development expenses	291,258	249,027	42,231	17%
Total research and development expenses	$448,528	$339,490	$109,038	32%
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
Since January 2018, we have incurred approximately $3.6 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2019 and the first quarter of 2020, costs related to our CF programs represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. Until we have data from Phase 3 clinical trials, we cannot make a meaningful estimate regarding when, or if, a clinical development program will generate revenues and cash flows.
Research Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Research Expenses:
Salary and benefits	$34,269	$24,379	$9,890	41%
Stock-based compensation expense	26,409	17,535	8,874	51%
Outsourced services and other direct expenses	30,853	23,364	7,489	32%
Collaboration and asset acquisition payments	36,250	—	36,250	**
Infrastructure costs	29,489	25,185	4,304	17%
Total research expenses	$157,270	$90,463	$66,807	74%

			** Not meaningful
We expect to continue to invest in our research programs with a focus on identifying drug candidates with the goal of creating transformative medicines for serious diseases. Our research expenses increased by 74% in the first quarter of 2020 compared to the first quarter of 2019 primarily as a result of collaboration and asset acquisition payments for which there were no similar expenses in the first quarter of 2019 as well as increased expenses to support our cell and genetic therapy programs.
Development Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Development Expenses:
Salary and benefits	$79,598	$60,507	$19,091	32%
Stock-based compensation expense	46,278	42,180	4,098	10%
Outsourced services and other direct expenses	116,433	97,768	18,665	19%
Collaboration and asset acquisition payments	—	5,250	(5,250)	**
Infrastructure costs	48,949	43,322	5,627	13%
Total development expenses	$291,258	$249,027	$42,231	17%

			** Not meaningful
Our development expenses increased by 17% in the first quarter of 2020 as compared to the first quarter of 2019, primarily due to increased expenses related to our advancing pipeline including clinical trials, headcount and infrastructure costs.
Sales, General and Administrative Expenses

	Three Months Ended March 31,		Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Sales, general and administrative expenses	$182,258	$147,045	$35,213	24%
Sales, general and administrative expenses increased by 24% in the first quarter of 2020 as compared to the first quarter of 2019, primarily due to increased global support for our medicines and incremental investment to support the launch of our triple combination regimen.

Contingent Consideration
In the first quarter of 2020, the increase in the fair value of contingent consideration potentially payable to Exonics’ former equity holders was $1.6 million. There were no similar amounts for the first quarter of 2019.
Other Non-Operating Income (Expense), Net
Interest Income
Interest income decreased from $15.6 million in the first quarter of 2019 to $12.6 million in the first quarter of 2020 primarily due to prevailing market interest rates. Our future interest income will be dependent on the amount of, and prevailing market interest rates on, our outstanding cash equivalents and marketable securities.
Interest Expense
Interest expense was $14.1 million in the first quarter of 2020 as compared to $14.9 million in the first quarter of 2019. The majority of our interest expense in these periods was related to imputed interest expense associated with our leased corporate headquarters in Boston. Our future interest expense will be dependent on whether, and to what extent, we borrow amounts under our credit facility.
Other Income (Expense), Net
Other income (expense), net was an expense of $61.1 million in the first quarter of 2020 as compared to income of $42.6 million in the first quarter of 2019. Our other income (expense), net in these periods is primarily related to changes in the fair value of our strategic investments, as well as realized gains from sales of certain investments. We expect that due to the volatility of the stock price of biotechnology companies, our other income (expense), net will fluctuate in future periods based on increases or decreases in the fair value of our strategic investments.
Income Taxes
Our provision for income taxes in the first quarter of 2020 was $54.8 million as compared to $51.5 million in the first quarter of 2019. Our effective tax rate for the first quarter of 2020 was lower than the U.S. statutory rate primarily due to a discrete benefit related to the write off of a long-term intercompany receivable and excess tax benefits related to stock-based compensation. Our effective tax rate for the first quarter of 2019 was lower than the U.S. statutory rate primarily due to excess tax benefits related to stock-based compensation. We released our valuation allowance on the majority of our net operating losses and other deferred tax assets in the fourth quarter of 2018. Starting in 2019, we began recording a provision for income taxes on our pre-tax income using an effective tax rate approximating statutory rates. Due to our ability to offset our pre-tax income against previously benefited net operating losses, we expect a portion of our tax provision to represent a non-cash expense until our net operating losses have been fully utilized.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,	Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Cash, cash equivalents and marketable securities	$4,190,396	$3,808,294	$382,102	10%
Working Capital
Total current assets	5,446,400	4,822,829	623,571	13%
Total current liabilities	(1,538,750)	(1,334,827)	203,923	15%
Total working capital	$3,907,650	$3,488,002	$419,648	12%
As of March 31, 2020, total working capital was $3.9 billion, which represented an increase of $420 million from $3.5 billion as of December 31, 2019. The increase in total working capital in the first quarter of 2020 was primarily related to $815.7 million of cash provided by operations partially offset by $300.0 million of cash used to repurchase our common stock pursuant to our share repurchase program that we announced in July 2019.
Sources of Liquidity
As of March 31, 2020, we had cash, cash equivalents and marketable securities of $4.2 billion, which represented an increase of $382 million from $3.8 billion as of December 31, 2019. We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity.
We may borrow up to $500.0 million pursuant to our revolving credit facility that we entered into in 2019. We may repay and reborrow amounts under the revolving credit agreement without penalty. Subject to certain conditions, we may request that the borrowing capacity under this credit agreement be increased by an additional $500.0 million, up to a total of $1.0 billion.
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

•	To the extent we borrow amounts under the credit agreement we entered into in 2019, we would be required to repay any outstanding principal amounts in 2024.

•	As of March 31, 2020, $164.0 million remained available to fund repurchases under our share repurchase program.
We expect that cash flows from our products together with our current cash, cash equivalents and marketable securities will be sufficient to fund our operations for at least the next twelve months and do not expect COVID-19 to have an adverse affect on our liquidity. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including the amounts of future revenues generated by our products, and the potential introduction of one or more of our other drug candidates to the market, the level of our business development activities and the number, breadth, cost and prospects of our research and development programs.
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

CONTRACTUAL COMMITMENTS AND OBLIGATIONS
Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission, or SEC, on February 13, 2020. There have been no material changes from the contractual commitments and obligations previously disclosed in that Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the three months ended March 31, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 13, 2020.
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
In 2019, we entered into a credit agreement. Loans under the credit agreement bear interest, at our option, at either a base rate or a Eurocurrency rate, in each case plus an applicable margin. The applicable margin on base rate loans ranges from 0.125% to 0.50% and the applicable margin on Eurocurrency loans ranges from 1.125% to 1.50%, in each case, based on our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period). We do not believe that changes in interest rates related to the credit agreement would have a material effect on our financial statements. As of March 31, 2020, we had no principal or interest outstanding. A portion of our “Interest expense” in 2020 will be dependent on whether, and to what extent, we borrow amounts under the existing facility.
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
We have a foreign currency management program with the objective of reducing the effect of exchange rate fluctuations on our operating results and forecasted revenues and expenses denominated in foreign currencies. We currently have cash flow hedges for the Euro, British Pound, Canadian Dollar and Australian Dollar related to a portion of our forecasted product revenues that qualify for hedge accounting treatment under U.S. GAAP. We do not seek hedge accounting treatment for our foreign currency forward contracts related to monetary assets and liabilities that impact our operating results. As of March 31, 2020, we held foreign exchange forward contracts that were designated as cash flow hedges with notional amounts totaling $827.0 million and had a net fair value of $26.1 million recorded on our condensed consolidated balance sheet.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in exchange rates. Assuming that the March 31, 2020 exchange rates were to change by a hypothetical 10%, the fair value recorded on our condensed consolidated balance sheet related to our foreign exchange forward contracts that were designated as cash flow hedges as of March 31, 2020 would change by approximately $82.7 million. However, since these contracts hedge a specific portion of our forecasted product revenues denominated in certain foreign currencies, any change in the fair value of these contracts is recorded in “Accumulated other comprehensive income (loss) ” on our condensed consolidated balance sheet and is reclassified to earnings in the same periods during which the underlying product revenues affect earnings. Therefore, any change in the fair value of these contracts that would result from a hypothetical 10% change in exchange rates would be entirely offset by the change in value associated with the underlying hedged product revenues resulting in no impact on our future anticipated earnings and cash flows with respect to the hedged portion of our forecasted product revenues.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management (under the supervision and with the participation of our chief executive officer and chief financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, as of March 31, 2020 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. Other Information
Item 1. Legal Proceedings
We are not currently subject to any material legal proceedings.
Item 1A. Risk Factors
Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 13, 2020. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K, except as noted below.

We are subject to risks associated with the spread of the novel strain of coronavirus, or COVID-19.
Our operations expose us to risks associated with the spread of COVID-19, which has affected the regions in which we conduct our operations and distribute medicines to patients.  COVID-19 has broadly affected the global economy, resulted in significant travel and work restrictions in many regions and has put a significant strain on healthcare resources.  COVID-19 is having, and we expect it will continue to have, an impact on our operations and an impact on the operations of our collaborators, third-party contractors and other entities, including governments, governmental agencies and payors, with which we interact.  To date, the most significant effects on our business have been delays in certain research and development activities and the requirement that a majority of our employees work remotely.  In the future, the economic impacts of the COVID-19 outbreak could affect our business directly or indirectly, including potentially affecting the net prices for our products through changes in our payor mix as a result of increased unemployment in the United States or increased pressure on healthcare costs. The effects on our research, development, manufacturing and commercialization activities, will be dependent on, among other things, the severity and duration of the COVID-19 outbreak as well as the impact of the outbreak on our third-party manufacturers, suppliers, distributors, subcontractors and customers. While the ultimate impact of COVID-19 on our business is highly uncertain, any negative impacts that materialize could materially adversely affect our operations, financial performance and stock price.  Any negative impacts of COVID-19, alone or in combination with others, could exacerbate risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The full extent to which the COVID-19 outbreak will negatively affect our operations, financial performance and stock price will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the outbreak and actions taken by governmental authorities and other third parties in response to the outbreak.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I-Item 2, contain or incorporate a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:

•	our expectations regarding the amount of, timing of and trends with respect to our revenues, costs and expenses and other gains and losses, including those related to net product revenues;

•	our expectations regarding the effect of COVID-19 on, among other things, our financial performance, business and operations;

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
Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in this Quarterly Report on Form 10-Q will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from expected results. We also provide a cautionary discussion of risks and uncertainties under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 13, 2020. These are factors and uncertainties that we think could cause our actual results to differ materially from expected results. Other factors and uncertainties besides those listed there could also adversely affect us.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
In July 2019, we approved a share repurchase program (the “2019 Share Repurchase Program”), pursuant to which we are authorized to repurchase up to $500.0 million of our common stock between August 1, 2019 and December 31, 2020. The table set forth below shows repurchases of securities by us during the three months ended March 31, 2020, including shares repurchased under our 2019 Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2020 to January 31, 2020	—	$—	—	$464,000
February 1, 2020 to February 29, 2020	54,579	$219.86	54,579	$452,001
March 1, 2020 to March 31, 2020	1,349,289	$213.44	1,349,289	$164,002
Total	1,403,868	$213.69	1,403,868	$164,002
(1)Under our 2019 Share Repurchase Program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be made pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the Securities and Exchange Commission.
Item 5.     Other Information
On April 28, 2020, our board of directors amended and restated our by-laws to permit the holding of virtual meetings of shareholders on an online platform. The foregoing description is qualified by reference to our amended and restated by-laws, which are filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q.
On April 28, 2020, Paul Silva, our Senior Vice President and Corporate Controller and our Principal Accounting Officer, informed us he plans to retire on April 30, 2021.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.2	Amended and Restated By-Laws of Vertex Pharmaceuticals Incorporated.
10.1
Employment Agreement, dated as of April 1, 2020, between Vertex Pharmaceuticals Incorporated and Dr. Jeffrey M. Leiden  (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2020).*

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

Vertex Pharmaceuticals Incorporated

May 1, 2020	By:	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Chief Financial Officer (principal financial officer and duly authorized officer)