Form 10-Q
period 2020-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2020-10-30
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	260,037,894	Outstanding at October 23, 2020

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

Part I. Financial Information

Item 1.  Financial Statements

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product revenues, net	$1,536,271	$949,828	$4,575,863	$2,747,461
Collaborative and royalty revenues	2,000	—	2,000	2,095
Total revenues	1,538,271	949,828	4,577,863	2,749,556
Costs and expenses:
Cost of sales	186,182	131,914	533,199	362,746
Research and development expenses	493,497	555,948	1,362,953	1,274,529
Sales, general and administrative expenses	184,551	159,674	558,613	463,221
Change in fair value of contingent consideration	1,800	2,959	12,600	2,959
Total costs and expenses	866,030	850,495	2,467,365	2,103,455
Income from operations	672,241	99,333	2,110,498	646,101
Interest income	3,100	17,628	19,919	51,319
Interest expense	(13,856)	(14,548)	(41,863)	(44,253)
Other income (expense), net	84,386	(31,747)	139,621	64,802
Income before provision for income taxes	745,871	70,666	2,228,175	717,969
Provision for income taxes	78,437	13,148	120,718	124,393
Net income	$667,434	$57,518	$2,107,457	$593,576

Net income per common share:
Basic	$2.56	$0.22	$8.10	$2.32
Diluted	$2.53	$0.22	$7.98	$2.28
Shares used in per share calculations:
Basic	260,392	256,946	260,313	256,289
Diluted	264,079	260,473	264,031	260,182
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$667,434	$57,518	$2,107,457	$593,576
Other comprehensive (loss) income:
Unrealized holding (losses) gains on marketable securities, net	(1,132)	64	818	1,111
Unrealized (losses) gains on foreign currency forward contracts, net of tax of $7.6 million, $2.2 million, $7.3 million and $5.5 million, respectively	(26,313)	12,812	(27,211)	6,814
Foreign currency translation adjustment	584	9,172	(12,616)	10,263
Total other comprehensive (loss) income	(26,861)	22,048	(39,009)	18,188
Comprehensive income	$640,573	$79,566	$2,068,448	$611,764
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$5,358,087	$3,109,322
Marketable securities	792,971	698,972
Accounts receivable, net	791,917	633,518
Inventories	245,460	167,502
Prepaid expenses and other current assets	270,021	213,515
Total current assets	7,458,456	4,822,829
Property and equipment, net	920,913	745,080
Goodwill	1,002,158	1,002,158
Intangible assets	400,000	400,000
Deferred tax assets	1,147,816	1,190,815
Other assets	372,290	157,583
Total assets	$11,301,633	$8,318,465
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$107,786	$87,610
Accrued expenses	1,703,699	1,116,912
Other current liabilities	192,541	130,305
Total current liabilities	2,004,026	1,334,827
Long-term finance lease liabilities	546,514	538,576
Long-term contingent consideration	189,100	176,500
Other long-term liabilities	428,520	183,318
Total liabilities	3,168,160	2,233,221
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 260,174 and 258,993 shares issued and outstanding, respectively	2,601	2,589
Additional paid-in capital	7,917,375	7,937,606
Accumulated other comprehensive loss	(40,982)	(1,973)
Retained earnings (accumulated deficit)	254,479	(1,852,978)
Total shareholders’ equity	8,133,473	6,085,244
Total liabilities and shareholders’ equity	$11,301,633	$8,318,465
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2019	256,671	$2,565	$7,564,331	$(3,201)	$(2,493,730)	$5,069,965
Other comprehensive income, net of tax	—	—	—	22,048	—	22,048
Net income	—	—	—	—	57,518	57,518
Repurchase of common stock	(71)	—	(12,001)	—	—	(12,001)
Common stock withheld for employee tax obligations	—	—	(104)	—	—	(104)
Issuance of common stock under benefit plans	665	6	30,006	—	—	30,012
Stock-based compensation expense	—	—	85,956	—	—	85,956
Balance at September 30, 2019	257,265	$2,571	$7,668,188	$18,847	$(2,436,212)	$5,253,394

Balance at June 30, 2020	260,124	$2,601	$7,943,717	$(14,121)	$(412,955)	$7,519,242
Other comprehensive loss, net of tax	—	—	—	(26,861)	—	(26,861)
Net income	—	—	—	—	667,434	667,434
Repurchase of common stock	(403)	(4)	(108,003)	—	—	(108,007)
Common stock withheld for employee tax obligations	(141)	(1)	(40,527)	—	—	(40,528)
Issuance of common stock under benefit plans	594	5	21,699	—	—	21,704
Stock-based compensation expense	—	—	100,489	—	—	100,489
Balance at September 30, 2020	260,174	$2,601	$7,917,375	$(40,982)	$254,479	$8,133,473

	Nine Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2018	255,172	$2,546	$7,421,476	$659	$(2,989,478)	$4,435,203
Cumulative effect adjustment for adoption of new accounting guidance	—	—	—	—	(40,310)	(40,310)
Other comprehensive income, net of tax	—	—	—	18,188	—	18,188
Net income	—	—	—	—	593,576	593,576
Repurchase of common stock	(904)	(9)	(162,009)	—	—	(162,018)
Common stock withheld for employee tax obligations	(27)	—	(5,936)	—	—	(5,936)
Issuance of common stock under benefit plans	3,024	34	144,523	—	—	144,557
Stock-based compensation expense	—	—	270,134	—	—	270,134
Balance at September 30, 2019	257,265	$2,571	$7,668,188	$18,847	$(2,436,212)	$5,253,394

Balance at December 31, 2019	258,993	$2,589	$7,937,606	$(1,973)	$(1,852,978)	$6,085,244
Other comprehensive loss, net of tax	—	—	—	(39,009)	—	(39,009)
Net income	—	—	—	—	2,107,457	2,107,457
Repurchase of common stock	(1,807)	(18)	(408,015)	—	—	(408,033)
Common stock withheld for employee tax obligations	(727)	(7)	(179,768)			(179,775)
Issuance of common stock under benefit plans	3,715	37	232,042	—	—	232,079
Stock-based compensation expense	—	—	335,510	—	—	335,510
Balance at September 30, 2020	260,174	$2,601	$7,917,375	$(40,982)	$254,479	$8,133,473
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$2,107,457	$593,576
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	332,434	268,898
Depreciation expense	80,160	80,685
Increase in fair value of contingent consideration	12,600	2,959
Deferred income taxes	65,110	94,175
Gains on equity securities	(140,866)	(68,862)
Other non-cash items, net	52,371	(4,024)
Changes in operating assets and liabilities:
Accounts receivable, net	(151,191)	(41,444)
Inventories	(94,907)	(45,280)
Prepaid expenses and other assets	(264,909)	(23,709)
Accounts payable	16,153	(12,210)
Accrued expenses	451,084	255,699
Other liabilities	296,477	22,859
Net cash provided by operating activities	2,761,973	1,123,322
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(246,937)	(381,739)
Maturities of available-for-sale debt securities	184,419	375,145
Sale of equity securities	149,595	—
Payment to acquire business, net of cash acquired	—	(245,824)
Expenditures for property and equipment	(212,109)	(58,690)
Investment in equity securities	(19,327)	(27,219)
Net cash used in investing activities	(144,359)	(338,327)
Cash flows from financing activities:
Issuances of common stock under benefit plans	234,854	144,630
Repurchases of common stock	(408,033)	(150,017)
Payments in connection with common stock withheld for employee tax obligations	(179,775)	(5,936)
Payments on finance leases	(31,378)	(28,879)
Proceeds related to finance leases	8,642	1,002
Advance from collaborator	5,000	10,000
Repayments of advanced funding	(2,741)	(4,316)
Other financing activities	(6,658)	(1,132)
Net cash used in financing activities	(380,089)	(34,648)
Effect of changes in exchange rates on cash	2,779	(4,009)
Net increase in cash and cash equivalents	2,240,304	746,338
Cash, cash equivalents and restricted cash—beginning of period	3,120,681	2,658,253
Cash, cash equivalents and restricted cash—end of period	$5,360,985	$3,404,591

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,769	$41,704
Cash paid for income taxes	$81,684	$22,838
Issuances of common stock from employee benefit plans receivable	$45	$13
Accrued share repurchase liability	$—	$12,001
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)

A.Basis of Presentation and Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements are unaudited and have been prepared by Vertex Pharmaceuticals Incorporated (“Vertex” or the “Company”) in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).
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
Certain information and footnote disclosures normally included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Annual Report on Form 10-K”) have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2020 and 2019.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019, which are contained in the Company’s 2019 Annual Report on Form 10-K.
Use of Estimates
The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the amounts of revenues and expenses during the reported periods. Significant estimates in these condensed consolidated financial statements have been made in connection with (i) determining the transaction price of revenues and (ii) accounting for intangible assets and contingent consideration. The Company bases its estimates on historical experience and various other assumptions, including in certain circumstances future projections that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
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

B.Revenue Recognition
Disaggregation of Revenue
Revenues by Product
Product revenues, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
TRIKAFTA/KAFTRIO	$960,308	$—	$2,773,256	$—
SYMDEKO/SYMKEVI	156,178	403,714	501,066	1,085,821
ORKAMBI	225,919	296,711	692,038	906,159
KALYDECO	193,866	249,403	609,503	755,481
Total product revenues, net*	$1,536,271	$949,828	$4,575,863	$2,747,461
* The preceding table does not include collaborative and royalty revenues.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
Revenues by Geographic Location
Net product revenues are attributed to countries based on the location of the customer. Collaborative and royalty revenues outside of the United States are attributed to countries based on the location of the Company’s subsidiary associated with the collaborative arrangement related to such revenues. Total revenues from external customers and collaborators by geographic region consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
United States	$1,224,565	$710,323	$3,622,467	$2,052,044
Outside of the United States
Europe	251,366	184,845	766,438	532,809
Other	62,340	54,660	188,958	164,703
Total revenues outside of the United States	313,706	239,505	955,396	697,512
Total revenues	$1,538,271	$949,828	$4,577,863	$2,749,556
Contract Liabilities
The Company had contract liabilities of $94.8 million and $62.3 million as of September 30, 2020 and December 31, 2019, respectively, related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement the Company can receive. Upon exceeding the annual reimbursement amount, products are provided free of charge, which is a material right. These contracts include upfront payments and fees. The Company defers a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” The deferred amount is recognized as revenue when the free products are shipped. The Company’s product revenue contracts include performance obligations that are one year or less.
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
The Company’s in-license and out-license agreements that had a significant impact on its financial statements for the three and nine months ended September 30, 2020 and 2019, or were new or otherwise revised during the three and nine months ended September 30, 2020, are described below. Additional in-license and out-license agreements were described in Note B, “Collaborative Arrangements,” of the Company’s 2019 Annual Report on Form 10-K.
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
In 2017, the Company entered into a co-development and co-commercialization agreement with CRISPR pursuant to the terms of the CRISPR Agreement, under which the Company and CRISPR are co-developing and will co-commercialize CTX001 (the “CTX001 Co-Co Agreement”) for the treatment of hemoglobinopathies, including treatments for sickle cell disease and beta thalassemia. As part of the collaboration, the Company and CRISPR share equally all development costs and potential worldwide revenues related to potential hemoglobinopathy treatments. The Company concluded that the CTX001 Co-Co Agreement is a cost-sharing arrangement, which results in the net impact of the arrangement being recorded in “Research and development expenses” in its condensed consolidated statements of operations. During the three and nine months ended September 30, 2020, the net expense related to the CTX001 Co-Co Agreement was $14.3 million and $33.4 million, respectively. During the three and nine months ended September 30, 2019, the net expense related to the CTX001 Co-Co Agreement was $7.7 million and $22.3 million, respectively.
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
Moderna, Inc.
In 2016, the Company entered into a strategic collaboration and licensing agreement with Moderna, Inc. (“Moderna”), pursuant to which the parties are seeking to identify and develop messenger Ribonucleic Acid (“mRNA”) therapeutics for the treatment of cystic fibrosis.
In September 2020, the Company entered into a new strategic collaboration and licensing agreement with Moderna (the “2020 Moderna Agreement”) aimed at the discovery and development of lipid nanoparticles and mRNAs that can deliver gene-editing therapies to lung cells for the treatment of cystic fibrosis. Pursuant to the 2020 Moderna Agreement, Moderna received an upfront payment of $75.0 million and is eligible to receive up to $380.0 million in development, regulatory and commercial milestones as well as royalties on net product sales. The Company determined that substantially all of the fair

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
value of the 2020 Moderna Agreement was attributable to in-process research and development and no substantive processes were acquired that would constitute a business. The Company concluded that it did not have any alternative future use for the acquired in-process research and development and recorded the upfront payment to “Research and development expenses” in the third quarter of 2020.
Out-license Agreements
The Company has entered into licensing agreements pursuant to which it has out-licensed rights to certain drug candidates to third-party collaborators. Pursuant to these out-license agreements, the Company’s collaborators become responsible for all costs related to the continued development of such drug candidates and obtain development and commercialization rights to these drug candidates. Depending on the terms of the agreements, the Company’s collaborators may be required to make upfront payments, milestone payments upon the achievement of certain product research and development objectives and may also be required to pay royalties on future sales, if any, of commercial products resulting from the collaboration. The termination provisions associated with these collaborations are generally the same as those described above related to the Company’s in-license agreements. None of the Company’s out-license agreements had a significant impact on the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2020 and 2019.
Janssen Pharmaceuticals, Inc.
In the third quarter of 2020, Janssen Pharmaceuticals, Inc. (“Janssen”) exercised its right to terminate its exclusive worldwide license from the Company to develop and commercialize certain drug candidates for the treatment of influenza, based on Phase 3 clinical trial results for pimodivir. Janssen had been developing pimodivir since 2014.
Cystic Fibrosis Foundation
The Company has a research, development and commercialization agreement that was originally entered into in 2004 with the Cystic Fibrosis Foundation (“CFF”), as successor in interest to the Cystic Fibrosis Foundation Therapeutics, Inc. This agreement was most recently amended in 2016. Pursuant to the agreement, as amended, the Company agreed to pay royalties ranging from low-single digits to mid-single digits on potential sales of certain compounds first synthesized and/or tested between March 1, 2014 and August 31, 2016, including elexacaftor, and tiered royalties ranging from single digits to sub-teens on covered compounds first synthesized and/or tested during a research term on or before February 28, 2014, including KALYDECO (ivacaftor), ORKAMBI (lumacaftor in combination with ivacaftor) and SYMDEKO/SYMKEVI (tezacaftor in combination with ivacaftor). For combination products, such as ORKAMBI, SYMDEKO/SYMKEVI and TRIKAFTA/KAFTRIO (elexacaftor/tezacaftor/ivacaftor and ivacaftor), sales are allocated equally to each of the active pharmaceutical ingredients in the combination product.

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table sets forth the computation of basic and diluted net income per common share for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Net income	$667,434	$57,518	$2,107,457	$593,576

Basic weighted-average common shares outstanding	260,392	256,946	260,313	256,289
Effect of potentially dilutive securities:
Stock options	1,887	2,080	1,936	2,297
Restricted stock and restricted stock units (including PSUs)	1,788	1,434	1,765	1,582
Employee stock purchase program	12	13	17	14
Diluted weighted-average common shares outstanding	264,079	260,473	264,031	260,182

Basic net income per common share	$2.56	$0.22	$8.10	$2.32
Diluted net income per common share	$2.53	$0.22	$7.98	$2.28
The Company did not include the securities in the following table in the computation of the net income per common share because the effect would have been anti-dilutive during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Stock options	23	3,303	303	3,116
Unvested restricted stock and restricted stock units (including PSUs)	252	13	229	7

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
The Company’s investment strategy is focused on capital preservation. The Company invests in instruments that meet the credit quality standards outlined in the Company’s investment policy. This policy also limits the amount of credit exposure to any one issue or type of instrument. The Company maintains strategic investments separately from the investment policy that governs its other cash, cash equivalents and marketable securities as described in Note F, “Marketable Securities and Equity Investments.” Additionally, the Company utilizes foreign currency forward contracts intended to mitigate the effect of changes in foreign exchange rates on its condensed consolidated statement of operations.
During the three and nine months ended September 30, 2020 and 2019, the Company did not record any other-than-temporary impairment charges related to its financial assets.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements by level within the fair value hierarchy (and does not include $2.2 billion and $2.3 billion of cash as of September 30, 2020 and December 31, 2019, respectively):

	As of September 30, 2020				As of December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial instruments carried at fair value (asset positions):
Cash equivalents:
Money market funds	$3,130,364	$3,130,364	$—	$—	$791,039	$791,039	$—	$—
Corporate debt securities	—	—	—	—	6,070	—	6,070	—
Commercial paper	5,001	—	5,001	—	29,472	—	29,472	—
Marketable securities:
Corporate equity securities	312,682	216,142	96,540	—	282,084	261,797	20,287	—
Government-sponsored enterprise securities	91,283	91,283	—	—	12,733	12,733	—	—
Corporate debt securities	276,610	—	276,610	—	301,799	—	301,799	—
Commercial paper	112,396	—	112,396	—	102,356	—	102,356	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	673	—	673	—	9,725	—	9,725	—
Total financial assets	$3,929,009	$3,437,789	$491,220	$—	$1,535,278	$1,065,569	$469,709	$—

Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(29,554)	$—	$(29,554)	$—	$(5,533)	$—	$(5,533)	$—
Long-term contingent consideration	(189,100)	—	—	(189,100)	(176,500)	—	—	(176,500)
Other long-term liabilities:
Foreign currency forward contracts	(3,254)	—	(3,254)	—	(1,821)	—	(1,821)	—
Total financial liabilities	$(221,908)	$—	$(32,808)	$(189,100)	$(183,854)	$—	$(7,354)	$(176,500)
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
Fair Value of Contingent Consideration
In 2019, the Company acquired Exonics Therapeutics, Inc. (“Exonics”), a privately-held company focused on creating transformative gene-editing therapies to repair mutations that cause DMD and other severe neuromuscular diseases, including DM1. The Company’s Level 3 contingent consideration liabilities are related to $678.3 million of development and regulatory milestones potentially payable to Exonics’ former equity holders. The Company bases its estimates of the probability of achieving the milestones relevant to the fair value of contingent payments on industry data attributable to rare diseases. The discount rates used in the valuation model for contingent payments, which were between 0.6% and 1.9% as of September 30, 2020, represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Due to the uncertainties

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
associated with development and commercialization of drug candidates in the pharmaceutical industry and the effects of changes in other assumptions including discount rates, the Company expects its estimates regarding the fair value of contingent consideration to change in the future, resulting in adjustments to the fair value of the Company’s contingent consideration liabilities, and the effect of any such adjustments could be material.
The following table represents a rollforward of the fair value of the Company’s contingent consideration liabilities:

Nine Months Ended September 30, 2020
(in thousands)
Balance at December 31, 2019	$176,500
Increase in fair value of contingent payments	12,600
Balance at September 30, 2020	$189,100
The “Increase in fair value of contingent payments” in the table above was primarily due to changes in market interest rates.
F.Marketable Securities and Equity Investments
A summary of the Company’s cash equivalents and marketable securities, which are recorded at fair value (and do not include $2.2 billion and $2.3 billion of cash as of September 30, 2020 and December 31, 2019, respectively), is shown below:

	As of September 30, 2020				As of December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$3,130,364	$—	$—	$3,130,364	$791,039	$—	$—	$791,039
Corporate debt securities	—	—	—	—	6,070	—	—	6,070
Commercial paper	5,000	1	—	5,001	29,470	3	(1)	29,472
Total cash equivalents	$3,135,364	$1	$—	$3,135,365	$826,579	$3	$(1)	$826,581
Marketable securities:
Government-sponsored enterprise securities	$91,256	$33	$(6)	$91,283	$12,689	$44	$—	$12,733
Corporate debt securities	275,554	1,067	(11)	276,610	301,458	391	(50)	301,799
Commercial paper	112,159	242	(5)	112,396	102,240	121	(5)	102,356
Total marketable debt securities	478,969	1,342	(22)	480,289	416,387	556	(55)	416,888
Corporate equity securities	103,463	209,219	—	312,682	113,829	168,255	—	282,084
Total marketable securities	$582,432	$210,561	$(22)	$792,971	$530,216	$168,811	$(55)	$698,972
Available-for-sale debt securities were classified on the Company's condensed consolidated balance sheets at fair value as follows:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Cash and cash equivalents	$3,135,365	$826,581
Marketable securities	480,289	416,888
Total	$3,615,654	$1,243,469

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
Available-for-sale debt securities by contractual maturity were as follows:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Matures within one year	$3,514,474	$1,137,942
Matures after one year through five years	101,180	105,527
Total	$3,615,654	$1,243,469
The Company has a limited number of available-for-sale debt securities in insignificant loss positions as of September 30, 2020, which it does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investments at maturity. The Company did not record any charges for other-than-temporary declines in the fair value of available-for-sale debt securities or gross realized gains or losses in the three and nine months ended September 30, 2020 and 2019.
As of September 30, 2020 and December 31, 2019, the total fair value of the Company’s strategic investments in the common stock of publicly traded companies was $312.7 million and $282.1 million, respectively, and was classified as “Marketable securities” on its condensed consolidated balance sheets.
The Company records changes in the fair value of its investments in corporate equity securities to “Other income (expense), net” on its condensed consolidated statements of operations. During the three and nine months ended September 30, 2020, the Company recorded net unrealized gains of $69.8 million and $102.3 million, respectively, on corporate equity securities held as of September 30, 2020. During the three and nine months ended September 30, 2019, the Company recorded a net unrealized loss of $31.2 million and a net unrealized gain of $68.9 million, respectively, on corporate equity securities held as of September 30, 2019. During the nine months ended September 30, 2020, the Company received proceeds of $149.6 million related to the sale of the common stock of publicly traded companies, which had a total original weighted-average cost basis of $51.3 million. There were no sales of the common stock of publicly traded companies during the nine months ended September 30, 2019.
As of September 30, 2020, the carrying value of the Company’s equity investments without readily determinable fair values, which are recorded in “Other assets” on its condensed consolidated balance sheets, was $20.8 million.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
G.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available-For-Sale Debt Securities	On Foreign Currency Forward Contracts	Total
	(in thousands)
Balance at December 31, 2019	$(895)	$503	$(1,581)	$(1,973)
Other comprehensive (loss) income before reclassifications	(12,616)	818	(20,913)	(32,711)
Amounts reclassified from accumulated other comprehensive loss	—	—	(6,298)	(6,298)
Net current period other comprehensive (loss) income	(12,616)	818	(27,211)	(39,009)
Balance at September 30, 2020	$(13,511)	$1,321	$(28,792)	$(40,982)

Balance at December 31, 2018	$(11,227)	$(536)	$12,422	$659
Other comprehensive income before reclassifications	10,263	1,111	26,663	38,037
Amounts reclassified from accumulated other comprehensive income	—	—	(19,849)	(19,849)
Net current period other comprehensive income	10,263	1,111	6,814	18,188
Balance at September 30, 2019	$(964)	$575	$19,236	$18,847

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
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company’s risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If the Company were to determine that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of September 30, 2020, all hedges were determined to be highly effective.
The Company considers the impact of its counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of September 30, 2020 and December 31, 2019, credit risk did not change the fair value of the Company’s foreign currency forward contracts.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP:

	As of September 30, 2020	As of December 31, 2019
Foreign Currency	(in thousands)
Euro	$632,621	$501,197
British pound sterling	166,707	87,032
Australian dollar	92,524	89,705
Canadian dollar	74,749	50,452
Total foreign currency forward contracts	$966,601	$728,386
Foreign currency forward contracts - Not designated as hedging instruments
The Company also enters into foreign currency forward contracts with contractual maturities of less than one month, that are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under U.S. GAAP. The Company recognizes realized gains and losses for such contracts in “Other income (expense), net” in its condensed consolidated statements of operations each period. As of September 30, 2020, the notional amount of the Company’s outstanding foreign currency forward contracts where hedge accounting under U.S. GAAP is not applied was $609.9 million.
During the three and nine months ended September 30, 2020 and 2019, the Company recognized the following related to foreign currency forward contacts in its condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$(7,249)	$10,304	$8,039	$25,381
Not designated as hedging instruments
Other income (expense), net	$25,897	$(8,812)	$15,724	$(10,874)

Total reported in the Condensed Consolidated Statement of Operations
Product revenues, net	$1,536,271	$949,828	$4,575,863	$2,747,461
Other income (expense), net	$84,386	$(31,747)	$139,621	$64,802
The following table summarizes the fair value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP included on its condensed consolidated balance sheets:

As of September 30, 2020
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid expenses and other current assets	$673	Other current liabilities	$(29,554)
Other assets	—	Other long-term liabilities	(3,254)
Total assets	$673	Total liabilities	$(32,808)

As of December 31, 2019
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid expenses and other current assets	$9,725	Other current liabilities	$(5,533)
Other assets	—	Other long-term liabilities	(1,821)
Total assets	$9,725	Total liabilities	$(7,354)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of September 30, 2020, the Company expects the amounts that are related to foreign exchange forward contracts designated as cash flow hedges under U.S. GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under U.S. GAAP on the Company’s condensed consolidated balance sheets:

	As of September 30, 2020
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$673	$—	$673	$(673)	$—
Total liabilities	(32,808)	—	(32,808)	673	(32,135)

	As of December 31, 2019
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$9,725	$—	$9,725	$(7,354)	$2,371
Total liabilities	(7,354)	—	(7,354)	7,354	—

I.Inventories
Inventories consisted of the following:

	As of September 30, 2020	As of December 31, 2019
	(in thousands)
Raw materials	$42,542	$26,247
Work-in-process	135,220	107,021
Finished goods	67,698	34,234
Total	$245,460	$167,502

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
J.Stock-based Compensation Expense and Share Repurchase Programs
Stock-based compensation expense
During the three and nine months ended September 30, 2020 and 2019, the Company recognized the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Stock-based compensation expense by type of award:
Restricted stock and restricted stock units (including PSUs)	$84,043	$61,175	$279,611	$185,651
Stock options	13,221	21,737	47,334	76,053
ESPP share issuances	3,225	3,044	8,565	8,430
Stock-based compensation expense related to inventories	(950)	(536)	(3,076)	(1,236)
Total stock-based compensation expense included in costs and expenses	$99,539	$85,420	$332,434	$268,898

Stock-based compensation expense by line item:
Cost of sales	$1,250	$1,337	$3,998	$4,178
Research and development expenses	60,770	52,504	203,732	167,851
Sales, general and administrative expenses	37,519	31,579	124,704	96,869
Total stock-based compensation expense included in costs and expenses	99,539	85,420	332,434	268,898
Income tax effect	(35,295)	(21,996)	(130,692)	(87,638)
Total stock-based compensation expense, net of tax	$64,244	$63,424	$201,742	$181,260
The following table sets forth the Company’s unrecognized stock-based compensation expense as of September 30, 2020, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of September 30, 2020
	Unrecognized Expense	Weighted-average Recognition Period
	(in thousands)	(in years)
Type of award:
Restricted stock units (including PSUs)	$487,254	2.06
Stock options	$76,261	1.95
ESPP share issuances	$3,265	0.44

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes information about stock options outstanding and exercisable as of September 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$36.28–$40.00	62	1.09	$38.06	62	$38.06
$40.01–$60.00	157	1.98	$47.13	157	$47.13
$60.01–$80.00	105	3.49	$74.82	104	$74.82
$80.01–$100.00	1,029	5.66	$88.91	919	$89.20
$100.01–$120.00	129	4.39	$109.27	128	$109.21
$120.01–$140.00	282	4.98	$129.42	281	$129.43
$140.01–$160.00	740	7.36	$155.49	369	$155.41
$160.01–$180.00	599	7.76	$168.34	282	$165.74
$180.01–$200.00	1,252	8.14	$185.31	422	$184.85
$200.01–$286.27	23	9.67	$286.27	23	$286.27
Total	4,378	6.63	$140.26	2,747	$123.22
Share repurchase programs
In 2018, the Company’s Board of Directors approved a share repurchase program (the “2018 Share Repurchase Program”), pursuant to which the Company repurchased $500.0 million of its common stock in 2018 and 2019. During the nine months ended September 30, 2019, the Company repurchased 832,186 shares of its common stock under the 2018 Share Repurchase Program for an aggregate of $150.0 million including commissions and fees. As of June 30, 2019, the Company had repurchased the entire $500.0 million it was authorized to repurchase of its common stock under the 2018 Share Repurchase Program.
In 2019, the Company’s Board of Directors approved a new share repurchase program (the “2019 Share Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $500.0 million of its common stock between August 1, 2019 and December 31, 2020. During the nine months ended September 30, 2020, the Company repurchased 1,806,587 shares of its common stock under the 2019 Share Repurchase Program for an aggregate of $408.0 million including commissions and fees. As of September 30, 2020, there was a total of $56.0 million remaining for repurchases under the 2019 Share Repurchase Program. The Company expects to fund further repurchases of its common stock through a combination of cash on hand and cash generated by operations.
Under the 2019 Share Repurchase Program, the Company is authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases are made pursuant to Rule 10b5-1 plans or other means as determined by the Company’s management and in accordance with the requirements of the SEC.

K.Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. For the three and nine months ended September 30, 2020, the Company recorded provisions for income taxes of $78.4 million and $120.7 million, respectively. For the three and nine months ended September 30, 2019, the Company recorded provisions for income taxes of $13.1 million and $124.4 million, respectively.
The Company’s effective tax rate for the third quarter of 2020 was lower than the U.S. statutory rate primarily due to a discrete tax benefit associated with an increase in the United Kingdom’s corporate tax rate. The Company’s effective tax rate for the nine months ended September 30, 2020 was also lower than the U.S. statutory rate due to discrete tax benefits associated with an intra-entity transfer of intellectual property rights to the United Kingdom and the write-off of a long-term intercompany receivable as well as excess tax benefits related to stock-based compensation. The Company’s effective tax rate

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
for the three and nine months ended September 30, 2019 was lower than the U.S. statutory rate primarily due to excess tax benefits related to stock-based compensation.
In the second quarter of 2020, the Company completed an intra-entity transfer of intellectual property rights to the United Kingdom, resulting in a deferred tax benefit of $209.0 million. The Company expects to be able to utilize the deferred tax asset resulting from the intra-entity transfer.
The Company released its valuation allowance on the majority of its net operating losses and other deferred tax assets as of December 31, 2018. Starting in 2019, the Company began recording a provision for income taxes on its pre-tax income using an effective tax rate approximating statutory rates. The Company expects to utilize its remaining previously benefited U.S. net operating losses in 2020. As a result, a larger portion of the Company’s tax provision will represent a cash tax payable in future periods.
The Company maintained a valuation allowance of $205.2 million related primarily to U.S. state and foreign tax attributes as of December 31, 2019. On a periodic basis, the Company reassesses any valuation allowances that it maintains on its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act includes provisions relating to several aspects of corporate income taxes. The Company does not currently expect the CARES Act to have a significant impact on its provision for income taxes; however, it will continue to monitor the provisions of the CARES Act in relation to its operations.
The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the benefits recognized in the financial statements. As of September 30, 2020 and December 31, 2019, the Company had $73.8 million and $33.9 million, respectively, of gross unrecognized tax benefits, which would affect the Company’s tax rate if recognized. The Company does not expect that its unrecognized tax benefits will materially change within the next twelve months. The Company accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The Company did not recognize any material interest or penalties related to uncertain tax positions during the three and nine months ended September 30, 2020 and 2019.
As of September 30, 2020, foreign earnings, which were not significant, have been retained by foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries.
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

L.Commitments and Contingencies
Revolving Credit Facilities
The Company and certain of its subsidiaries have entered into two Credit Agreements (the “Credit Agreements”) with Bank of America, N.A., as administrative agent and the lenders referred to therein (the “Lenders”). The Credit Agreements were not drawn upon at closing and the Company has not drawn upon them to date. Amounts drawn pursuant to the Credit Agreements, if any, will be used for general corporate purposes. Any amounts borrowed under the Credit Agreements will bear interest, at the Company’s option, at either a base rate or a Eurocurrency rate, in each case plus an applicable margin based on the Company’s consolidated leverage ratio (the ratio of the Company’s total consolidated funded indebtedness to the Company’s consolidated EBITDA for the most recently completed four fiscal quarter period).
In September 2019, the Company and certain of its subsidiaries entered into a $500.0 million unsecured revolving facility (the “2019 Credit Agreement”) with the Lenders, which matures on September 17, 2024. The 2019 Credit Agreement

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(unaudited)
superseded the Company’s credit agreement entered into in 2016 with Bank of America, N.A serving in the same capacity. Under the 2019 Credit Agreement, the applicable margins on base rate loans range from 0.125% to 0.500% and the applicable margins on Eurocurrency loans range from 1.125% to 1.500%. The 2019 Credit Agreement provides a sublimit of $50.0 million for letters of credit.
In September 2020, the Company and certain of its subsidiaries entered into a $2.0 billion unsecured revolving facility (the “2020 Credit Agreement”) with the Lenders, which matures on September 18, 2022. Under the 2020 Credit Agreement, the applicable margins on base rate loans range from 0.500% to 0.875% and the applicable margins on Eurocurrency loans range from 1.500% to 1.875%. The 2020 Credit Agreement does not include a sublimit for letters of credit.
Subject to satisfaction of certain conditions, the Company may request that the borrowing capacity for each of the Credit Agreements be increased by an additional $500.0 million. Any amounts borrowed pursuant to the Credit Agreements are guaranteed by certain of the Company’s existing and future domestic subsidiaries, subject to certain exceptions.
The Credit Agreements contain customary representations and warranties and affirmative and negative covenants, including financial covenants to maintain (x) subject to certain limited exceptions, a consolidated leverage ratio of 3.50 to 1.00, subject to an increase to 4.00 to 1.00 following a material acquisition and (y) a consolidated interest coverage ratio of 2.50 to 1.00, in each case measured on a quarterly basis. As of September 30, 2020, the Company was in compliance with the covenants described above. The Credit Agreements also contain customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under outstanding loans.
Direct costs related to the Credit Agreements, which were not material to the Company’s financial statements, were deferred and recorded over the term of the Credit Agreements.
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
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There were no material contingent liabilities accrued as of September 30, 2020 or December 31, 2019.

M.Additional Cash Flow Information
The cash, cash equivalents and restricted cash at the beginning and ending of each period presented in the Company’s condensed consolidated statements of cash flows consisted of the following:

	Nine Months Ended September 30,
	2020		2019
	Beginning of period	End of period	Beginning of period	End of period
	(in thousands)
Cash and cash equivalents	$3,109,322	$5,358,087	$2,650,134	$3,397,941
Prepaid expenses and other current assets	8,004	2,898	4,910	6,650
Other assets	3,355	—	3,209	—
Cash, cash equivalents and restricted cash per statement of cash flows	$3,120,681	$5,360,985	$2,658,253	$3,404,591

N.Facilities
Cell and Genetic Therapies Lease
In 2019, the Company entered into an agreement to lease approximately 269,000 square feet of office and laboratory space near its corporate headquarters in Boston, MA. The lease agreement includes an initial term of 15 years plus a period to install leasehold improvements, with an option to extend the lease term for up to two additional ten-year periods. The Company expects base rent payments to commence in the fourth quarter of 2021. The Company has utilized the initial period, which commenced in the third quarter of 2020 upon occupation of the building, as its lease term. As of September 30, 2020, the Company recorded a right-of-use asset of $256.8 million and an operating lease liability of $268.5 million related to the lease agreement on its condensed consolidated balance sheet.
Boston Continuous Manufacturing Facility
In the third quarter of 2020, the Company purchased its continuous manufacturing facility located near its corporate headquarters in Boston, MA from its former landlord for $155.3 million in cash. As of September 30, 2020, the Company adjusted its condensed consolidated balance sheet to (i) classify the building within “Property and equipment, net” with a 40 years useful life, (ii) derecognize a previously recorded right-of-use asset and operating lease liability for the facility and (iii) record a finance lease for the land on which the facility is constructed. The previously recognized right-of-use asset and operating lease liability and the newly recognized finance lease related to the land were not significant to the Company’s condensed consolidated balance sheet for the periods presented.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We invest in scientific innovation to create transformative medicines for people with serious diseases with a focus on specialty markets. We have four approved medicines to treat cystic fibrosis, or CF, a life-threatening genetic disease, and are focused on expanding the number of people with CF eligible for our medicines. We are broadening our pipeline into additional disease areas through internal research efforts and accessing external innovation through business development transactions.
In October 2019, TRIKAFTA (elexacaftor/tezacaftor/ivacaftor and ivacaftor), our triple combination regimen, was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of people with CF 12 years of age and older who have at least one F508del mutation in the cystic fibrosis transmembrane conductance regulator, or CFTR, gene. In August 2020, our triple combination regimen was approved by the European Commission for people with CF 12 years of age and older with specific mutations in their CFTR gene. We market our triple combination regimen as KAFTRIO in the European Union, or E.U. Approval of TRIKAFTA and KAFTRIO increased the number of people with CF that are eligible for our medicines by up to 16,000 and provides an additional treatment option for many people who are eligible for one of our previously approved products. Collectively, our medicines currently are approved to treat the majority of the people with CF in North America, Europe and Australia. We are evaluating our triple combination regimen in younger children with the goal of having small molecule treatments for up to 90% of people with CF. We are also pursuing genetic therapies to address the remaining 10% of people with CF.
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
Financial Highlights
Revenues
In the third quarter of 2020, our net product revenues continued to increase due to the approval of TRIKAFTA in late 2019 and uptake of our medicines in ex-U.S. markets following completion of several significant reimbursement agreements.
Expenses
Our combined R&D and SG&A expenses decreased to $678.0 million in the third quarter of 2020 from $715.6 million in the third quarter of 2019. In the third quarter of 2020, cost of sales was 12% of our net product revenues.

Balance Sheet

Business Updates
Cystic Fibrosis
TRIKAFTA/KAFTRIO (elexacaftor/tezacaftor/ivacaftor and ivacaftor)
•In August 2020, the European Commission granted marketing authorization for KAFTRIO to treat people with CF 12 years of age and older with one F508del mutation and one minimal function mutation, or two F508del mutations.
•The European Medicines Agency, or EMA, validated a Type II Variation Marketing Authorization Application, or MAA, for KAFTRIO that we believe supports an expansion of the E.U. label to people with CF who have one copy of the F508del mutation.
•We reported positive data from our Phase 3 clinical trial evaluating the use of our triple combination regimen in children 6 to 11 years of age with CF who have two copies of the F508del mutation or who have one F508del mutation and one minimal function mutation. We plan to submit a supplemental New Drug Application, or sNDA, to the FDA for children 6 to 11 years of age with at least one F508del mutation in the fourth quarter of 2020.
•The FDA accepted three sNDAs for TRIKAFTA, SYMDEKO and KALYDECO. These regulatory submissions are intended to expand the labels of TRIKAFTA, SYMDEKO and KALYDECO to include people with CF who have rare CFTR mutations.
•We are initiating a Phase 3 clinical trial evaluating the use of our triple combination regimen in children two to five years of age with CF who have either two copies of the F508del mutation or one copy of the F508del mutation and one minimal function mutation.
SYMDEKO/SYMKEVI (tezacaftor and ivacaftor)
•The EMA’s Committee for Medicinal Products for Human Use, or CHMP, adopted a positive opinion for the label extension of SYMKEVI for the treatment of children 6 to 11 years of age with CF with two F508del mutations or one F508del mutation and certain residual function mutations.
KALYDECO (ivacaftor)
•In September 2020, the FDA approved KALYDECO to treat infants with CF four months of age to less than six months of age who have at least one mutation in their CFTR gene that is responsive to KALYDECO.
•The EMA’s CHMP adopted a positive opinion for the label extension of KALYDECO for the treatment of infants with CF four months of age to less than six months of age who have at least one mutation in their CFTR gene that is responsive to KALYDECO.
Genetic Therapies
•We entered into a new collaboration with Moderna, Inc., or Moderna, aimed at the discovery and development of lipid nanoparticles and mRNAs that can deliver gene-editing therapies to lung cells for the treatment of CF.
Pipeline
Beta Thalassemia and Sickle Cell Disease
•We and our collaborator, CRISPR, are evaluating the use of an ex-vivo CRISPR gene-editing therapy for the treatment of TDT and SCD. This approach aims to edit a patient’s hematopoietic stem cells to produce fetal hemoglobin in red blood cells, which has the potential to reduce or eliminate symptoms associated with disease.
•We and our collaborator, CRISPR, previously announced that, as of June 2020, seven patients had been dosed across the two Phase 1/2 clinical trials of the investigational CRISPR/Cas9 gene-editing therapy CTX001 and presented data at the European Hematology Association Congress from two patients with TDT and one patient with severe SCD. Additional patients have been enrolled and dosed in both TDT and SCD Phase 1/2 clinical trials. In the fourth quarter of 2020, we expect to report clinical data from additional patients treated with CTX001 and data from patients with longer follow-up.

•The EMA granted Priority Medicines designation to CTX001 for the treatment of severe SCD. CTX001 has been granted Regenerative Medicine Advanced Therapy, Fast Track, Orphan Drug and Rare Pediatric Disease designations from the FDA and Orphan Drug Designation from the European Commission for both TDT and SCD.
Alpha-1 Antitrypsin Deficiency
•We are focused on identifying and developing multiple drug candidates with the potential to correct the misfolding of Z-AAT protein in the liver in order to increase the levels of functional AAT in the blood. Misfolded Z-AAT protein is the root cause of AAT deficiency.
•Enrollment is ongoing in a Phase 2 proof-of-concept clinical trial for the Z-AAT corrector, VX-864. We expect data from this clinical trial in the first half of 2021.
•In October 2020, we discontinued development of VX-814 based on the safety and pharmacokinetic profile of VX-814 observed in a Phase 2 clinical trial.
APOL1-Mediated Kidney Diseases
•We are evaluating inhibitors of APOL1 function to reduce proteinuria in people with serious kidney disease, including focal segmental glomerulosclerosis, or FSGS.
•Enrollment is ongoing in a Phase 2 proof-of-concept clinical trial designed to evaluate the reduction of proteinuria in people with APOL1-mediated FSGS after treatment with VX-147. We expect data from this clinical trial in 2021.
Type 1 Diabetes
•We are developing a cell therapy designed to replace insulin-producing islet cells in patients with T1D. We are pursuing two programs for the transplant of these functional islets into patients: transplantation of islet cells alone, using immunosuppression to protect the implanted cells, and implantation of the islet cells inside a novel immunoprotective device.
•We have completed the required enabling nonclinical studies and manufacturing work to support the submission of an Investigational New Drug, or IND, application to the FDA for the first program (transplantation of islet cells alone) in the fourth quarter of 2020.
COVID-19
We continue to monitor the impacts of the COVID-19 global pandemic on our business. COVID-19 has not affected our supply chain or the demand for our medicines, and we believe that we will be able to continue to supply all of our approved medicines to patients globally. We have adjusted our business operations in response to COVID-19, with a majority of our employees continuing to work remotely. We continue to monitor local COVID-19 trends and government guidance for each of our site locations, and we have begun to re-open certain of our sites utilizing a phased, site-specific approach. To provide a safe working environment for our on-site employees, we have, among other things, limited employee numbers at our sites and increased safety measures, including enhanced cleaning and sanitation protocols, required use of personal protective equipment for all on-site employees, hand sanitation stations throughout our sites and implementation of various social distancing measures while on-site.
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

Drug Discovery and Development
Discovery and development of a new pharmaceutical product is a difficult and lengthy process that requires significant financial resources along with extensive technical and regulatory expertise. Potential drug candidates are subjected to rigorous evaluations, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, side effects, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing as a pharmaceutical product. Most chemical compounds that are investigated as potential drug candidates never progress into development, and most drug candidates that do advance into development never receive marketing approval. Because our investments in drug candidates are subject to considerable risks, we closely monitor the results of our discovery, research, clinical trials and nonclinical studies and frequently evaluate our drug development programs in light of new data and scientific, business and commercial insights, with the objective of balancing risk and potential. This process can result in abrupt changes in focus and priorities as new information becomes available and as we gain additional understanding of our ongoing programs and potential new programs, as well as those of our competitors. For example, in October 2020, we discontinued development of VX-814 based on the safety and pharmacokinetic profile of VX-814 observed in a Phase 2 clinical trial.
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
In Europe and other ex-U.S. markets, we seek government reimbursement for our medicines on a country-by-country basis. This is necessary for each new medicine, as well as label expansions for our current medicines in most countries. We successfully obtained reimbursement for KALYDECO in each significant ex-U.S. market within two years of approval, but experienced significant challenges in obtaining reimbursement for ORKAMBI in certain ex-U.S. markets. With the completion of reimbursement discussions in England and France in 2019, we have reimbursement for ORKAMBI or SYMKEVI in most of our significant ex-U.S. markets. In addition, in several ex-U.S. markets, including England, Ireland, Denmark and Australia, our reimbursement agreements include innovative arrangements that provide a pathway to access and rapid reimbursement for certain future CF medicines. For example, our existing reimbursement agreements in England, Ireland, and Denmark have been expanded to include KAFTRIO. We expect to continue to focus significant resources to obtain appropriate reimbursement for our products in ex-U.S. markets.
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
In-License Agreements
We have entered into collaborations with biotechnology and pharmaceutical companies in order to acquire rights or to license drug candidates or technologies that enhance our pipeline and/or our research capabilities. Over the last several years, we entered into collaboration agreements with a number of companies, including Affinia Therapeutics Inc., Arbor Biotechnologies, Inc., CRISPR, Kymera Therapeutics, Inc., Moderna, and Molecular Templates, Inc. Generally, when we in-license a technology or drug candidate, we make upfront payments to the collaborator, assume the costs of the program and/or agree to make contingent payments, which could consist of milestone, royalty and option payments. Most of these collaboration payments are expensed as research and development expenses; however, depending on many factors, including the structure of the collaboration, the significance of the in-licensed drug candidate to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. In the nine months ended September 30, 2020 and 2019, our research and development expenses included $143.3 million and $261.6 million, respectively, related to upfront and milestones payments pursuant to our collaboration agreements.
Out-License Agreements
We also have out-licensed internally developed programs to collaborators who are leading the development of these programs. These out-license arrangements include our agreement with Merck KGaA, Darmstadt, Germany, which licensed oncology research and development programs from us in early 2017. Pursuant to these out-licensing arrangements, our collaborators are responsible for the research, development and commercialization costs associated with these programs, and we are entitled to receive contingent milestone and/or royalty payments. As a result, we do not expect to incur significant expenses in connection with these programs and have the potential for future collaborative and royalty revenues resulting from these programs.
Please refer to Note C, “Collaborative Arrangements,” for further information regarding our in-license agreements and out-license agreements.
Strategic Investments
In connection with our business development activities, we have periodically made equity investments in our collaborators. As of September 30, 2020, we held strategic equity investments in public companies and certain private companies, and we plan to make additional strategic equity investments in the future. While we invest the majority of our cash, cash equivalents and marketable securities in instruments that meet specific credit quality standards and limit our exposure to any one issue or type of instrument, our strategic investments are maintained and managed separately from our other cash, cash equivalents and marketable securities. Any changes in the fair value of equity investments with readily determinable fair values (including publicly traded securities) are recorded to other income (expense), net in our condensed consolidated statement of operations. For equity investments without readily determinable fair values including equity investments in private companies, each reporting period we are required to re-evaluate the carrying value of the investment, which may result in other income (expense).
In the nine months ended September 30, 2020 and 2019, we recorded within other income (expense), net gains of $140.9 million and $68.9 million, respectively, related to changes in the fair value of our strategic investments, and from sales of certain equity investments. To the extent that we continue to hold strategic investments, particularly strategic investments in publicly traded companies, we will record other income (expense) related to these strategic investments on a quarterly basis. Due to the increased volatility of the global markets, including as a result of COVID-19, and the high volatility of stocks in the biotechnology industry, we expect the value of these strategic investments to fluctuate and that the increases or decreases in the fair value of these strategic investments will continue to have material impacts on our net income (expense) and our profitability on a quarterly and/or annual basis.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages and per share amounts)
Revenues	$1,538,271	$949,828	$588,443	62%	$4,577,863	$2,749,556	$1,828,307	66%
Operating costs and expenses	866,030	850,495	15,535	2%	2,467,365	2,103,455	363,910	17%
Income from operations	672,241	99,333	572,908	577%	2,110,498	646,101	1,464,397	227%
Other non-operating income (expense), net	73,630	(28,667)	102,297	**	117,677	71,868	45,809	64%
Provision for income taxes	78,437	13,148	65,289	497%	120,718	124,393	(3,675)	(3)%
Net income	$667,434	$57,518	$609,916	1,060%	$2,107,457	$593,576	$1,513,881	255%

Net income per diluted common share	$2.53	$0.22			$7.98	$2.28
Diluted shares used in per share calculations	264,079	260,473			264,031	260,182

							** Not meaningful
Net Income
Our net income increased in the third quarter of 2020 as compared to the third quarter of 2019 primarily due to increased revenues resulting from the U.S. approval of TRIKAFTA in the fourth quarter of 2019 and continued uptake of our medicines in ex-U.S. markets. Our net income in the third quarter of 2020 as compared to the third quarter of 2019 also increased due to an increase in the fair value of our strategic investments and decreased collaborative research and development payments, partially offset by increased cost of sales consistent with increased product revenues, increased sales, general and administrative expenses to support our business and an increased provision for income taxes due to our increasing profitability.
Our net income increased in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to increased revenues partially offset by increased operating costs and expenses. The increased revenues were primarily due to the U.S. approval of TRIKAFTA in the fourth quarter of 2019 and continued uptake of our medicines in ex-U.S. markets. The increased operating expenses were primarily due to increased cost of sales consistent with increased product revenues, increased investment in research and development and increased sales, general and administrative expenses to support our business.

Revenues

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Product revenues, net	$1,536,271	$949,828	$586,443	62%	$4,575,863	$2,747,461	$1,828,402	67%
Collaborative and royalty revenues	2,000	—	2,000	**	2,000	2,095	(95)	(5)%
Total revenues	$1,538,271	$949,828	$588,443	62%	$4,577,863	$2,749,556	$1,828,307	66%

							** Not meaningful
Product Revenues, Net

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
TRIKAFTA/KAFTRIO	$960,308	$—	$960,308	**	$2,773,256	$—	$2,773,256	**
SYMDEKO/SYMKEVI	156,178	403,714	(247,536)	(61)%	501,066	1,085,821	(584,755)	(54)%
ORKAMBI	225,919	296,711	(70,792)	(24)%	692,038	906,159	(214,121)	(24)%
KALYDECO	193,866	249,403	(55,537)	(22)%	609,503	755,481	(145,978)	(19)%
Total product revenues, net	$1,536,271	$949,828	$586,443	62%	$4,575,863	$2,747,461	$1,828,402	67%

							** Not meaningful
In the third quarter and nine months ended September 30, 2020, our net product revenues increased by $586.4 million and $1.83 billion, respectively, as compared to the third quarter and nine months ended September 30, 2019. The increase in total net product revenues in the third quarter of 2020 and nine months ended September 30, 2020 was primarily due to the launch of TRIKAFTA, which was approved in the United States in the fourth quarter of 2019. Decreases in revenues for our other products were the result of patients in the United States switching from these medicines to TRIKAFTA, partially offset by label expansions and expanded access to our medicines in ex-U.S markets. In the third quarter and nine months ended September 30, 2020, our net product revenues included $313.7 million and $955.4 million, respectively, from ex-U.S. markets. In the third quarter and nine months ended September 30, 2019, our net product revenues included $239.5 million and $697.6 million, respectively, from ex-U.S. markets. In the third quarter of 2020, KAFTRIO was approved in the E.U., which we anticipate will positively affect our net product revenues in the future.
Collaborative and Royalty Revenues
Our collaborative and royalty revenues were $2.0 million in the third quarter and nine months ended September 30, 2020, respectively. We did not record any collaborative and royalty revenues in the third quarter of 2019. In the nine months ended September 30, 2019, our collaborative and royalty revenues were $2.1 million. Our collaborative revenues have historically fluctuated significantly from one period to another and may continue to fluctuate in the future. Our future royalty revenues will be dependent on if, and when, our collaborators, including Merck KGaA, Darmstadt, Germany, are able to successfully develop drug candidates that we have out-licensed to them.
Operating Costs and Expenses

`	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Cost of sales	$186,182	$131,914	$54,268	41%	$533,199	$362,746	$170,453	47%
Research and development expenses	493,497	555,948	(62,451)	(11)%	1,362,953	1,274,529	88,424	7%
Sales, general and administrative expenses	184,551	159,674	24,877	16%	558,613	463,221	95,392	21%
Change in fair value of contingent consideration	1,800	2,959	(1,159)	(39)%	12,600	2,959	9,641	326%
Total costs and expenses	$866,030	$850,495	$15,535	2%	$2,467,365	$2,103,455	$363,910	17%

Cost of Sales
Our cost of sales primarily consists of the cost of producing inventories that corresponded to product revenues for the reporting period, plus the third-party royalties payable on our net sales of our products. Pursuant to our agreement with the CFF, our tiered third-party royalties on sales of TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, KALYDECO and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens, with royalties on sales of TRIKAFTA/KAFTRIO slightly lower than for our other products. Over the last several years, our cost of sales has been increasing due to increased net product revenues. Our cost of sales as a percentage of our net product revenues was approximately 12% and 14% in the third quarter of 2020 and 2019, respectively. Our cost of sales as a percentage of our net product revenues was approximately 12% and 13% in the nine months ended September 30, 2020 and 2019, respectively.
Research and Development Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Research expenses	$186,152	$302,418	$(116,266)	(38)%	$477,560	$537,509	$(59,949)	(11)%
Development expenses	307,345	253,530	53,815	21%	885,393	737,020	148,373	20%
Total research and development expenses	$493,497	$555,948	$(62,451)	(11)%	$1,362,953	$1,274,529	$88,424	7%
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
Since January 2018, we have incurred approximately $4.5 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2019 and the nine months ended September 30, 2020, costs related to our CF programs represented the largest portion of our development costs. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. Until we have data from Phase 3 clinical trials, we cannot make a meaningful estimate regarding when, or if, a clinical development program will generate revenues and cash flows.

Research Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Research Expenses:
Salary and benefits	$32,145	$33,767	$(1,622)	(5)%	$97,513	$80,644	$16,869	21%
Stock-based compensation expense	15,301	16,170	(869)	(5)%	68,206	50,843	17,363	34%
Outsourced services and other direct expenses	27,911	27,721	190	1%	79,837	78,707	1,130	1%
Collaborative payments	80,050	198,979	(118,929)	(60)%	143,300	251,179	(107,879)	(43)%
Infrastructure costs	30,745	25,781	4,964	19%	88,704	76,136	12,568	17%
Total research expenses	$186,152	$302,418	$(116,266)	(38)%	$477,560	$537,509	$(59,949)	(11)%
We expect to continue to invest in our research programs with a focus on identifying drug candidates with the goal of creating transformative medicines for serious diseases. Our research expenses decreased by 38% in the third quarter of 2020 as compared to the third quarter of 2019 primarily due to a decrease in collaborative payments. Our research expenses decreased by 11% in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to a decrease in collaborative payments partially offset by increased expenses to support our cell and genetic therapy programs.
Development Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Development Expenses:
Salary and benefits	$73,698	$59,552	$14,146	24%	$221,828	$178,254	$43,574	24%
Stock-based compensation expense	45,469	36,334	9,135	25%	135,526	117,008	18,518	16%
Outsourced services and other direct expenses	133,595	107,439	26,156	24%	374,926	298,908	76,018	25%
Collaborative payments	—	5,000	(5,000)	**	—	10,440	(10,440)	**
Infrastructure costs	54,583	45,205	9,378	21%	153,113	132,410	20,703	16%
Total development expenses	$307,345	$253,530	$53,815	21%	$885,393	$737,020	$148,373	20%

							** Not meaningful
Our development expenses increased by 21% in the third quarter of 2020 as compared to the third quarter of 2019 and increased by 20% in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to increased expenses related to our diverse pipeline, including clinical trials, headcount and infrastructure costs.
Sales, General and Administrative Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2020	2019	$	%	2020	2019	$	%
	(in thousands, except percentages)
Sales, general and administrative expenses	$184,551	$159,674	$24,877	16%	$558,613	$463,221	$95,392	21%
Sales, general and administrative expenses increased by 16% in the third quarter of 2020 as compared to the third quarter of 2019 and increased by 21% in the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, primarily due to increased global support for our medicines, including incremental investment to support the launch of our triple combination regimen and increased support for our CF pipeline products and other disease areas.

Contingent Consideration
In the third quarter and nine months ended September 30, 2020, the increase in the fair value of contingent consideration potentially payable to Exonics’ former equity holders was $1.8 million and $12.6 million, respectively. In each of the third quarter and nine months ended September 30, 2019, the increase in the fair value of contingent consideration potentially payable to Exonics’ former equity holders was $3.0 million.
Other Non-Operating Income (Expense), Net
Interest Income
Interest income decreased from $17.6 million and $51.3 million in the third quarter and nine months ended September 30, 2019, respectively, to $3.1 million and $19.9 million in the third quarter and nine months ended September 30, 2020, respectively, primarily due to a decrease in prevailing market interest rates. Our future interest income will be dependent on the amount of, and prevailing market interest rates on, our outstanding cash equivalents and marketable securities.
Interest Expense
Interest expense was $13.9 million and $41.9 million in the third quarter and nine months ended September 30, 2020, respectively, as compared to $14.5 million and $44.3 million in the third quarter and nine months ended September 30, 2019, respectively. The majority of our interest expense in these periods was related to imputed interest expense associated with our leased corporate headquarters in Boston. Our future interest expense will be dependent on whether, and to what extent, we borrow amounts under our credit facilities.
Other Income (Expense), Net
Other income (expense), net was income of $84.4 million and $139.6 million in the third quarter and nine months ended September 30, 2020, respectively, as compared to an expense of $31.7 million and income of $64.8 million in the third quarter and nine months ended September 30, 2019, respectively. Our other income (expense), net in these periods was primarily related to changes in the fair value of our strategic investments, as well as realized gains from sales of certain investments. We expect that due to the volatility of the stock price of biotechnology companies, our other income (expense), net will fluctuate in future periods based on increases or decreases in the fair value of our strategic investments.
Income Taxes
Our provision for income taxes was $78.4 million and $120.7 million in the third quarter and nine months ended September 30, 2020, respectively, as compared to $13.1 million and $124.4 million in the third quarter and nine months ended September 30, 2019, respectively. Our effective tax rate for the nine months ended September 30, 2020 was lower than the U.S. statutory rate primarily due to (i) discrete tax benefits associated with the $209.0 million transfer of intellectual property rights to the United Kingdom, the write-off of a long-term intercompany receivable, and an increase in the United Kingdom’s corporate tax rate; and (ii) excess tax benefits related to stock-based compensation. Our effective tax rate for the nine months ended September 30, 2019 was lower than the U.S. statutory rate primarily due to excess tax benefits related to stock-based compensation. We released our valuation allowance on the majority of our net operating losses and other deferred tax assets in the fourth quarter of 2018. Starting in 2019, we began recording a provision for income taxes on our pre-tax income using an effective tax rate approximating statutory rates. We expect to utilize our remaining previously benefited U.S. net operating losses in 2020. As a result, a larger portion of our tax provision will represent a cash tax payable in future periods.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,	Increase/(Decrease)
	2020	2019	$	%
	(in thousands)
Cash, cash equivalents and marketable securities	$6,151,058	$3,808,294	$2,342,764	62%
Working Capital
Total current assets	7,458,456	4,822,829	2,635,627	55%
Total current liabilities	(2,004,026)	(1,334,827)	669,199	50%
Total working capital	$5,454,430	$3,488,002	$1,966,428	56%
As of September 30, 2020, total working capital was $5.5 billion, which represented an increase of $2.0 billion from $3.5 billion as of December 31, 2019. The increase in total working capital in the nine months ended September 30, 2020 was primarily related to $2.8 billion of cash provided by operations partially offset by $408.0 million of cash used to repurchase our common stock pursuant to the share repurchase program that we announced in July 2019 and expenditures for property and equipment of $212.1 million.
Sources of Liquidity
As of September 30, 2020, we had cash, cash equivalents and marketable securities of $6.2 billion, which represented an increase of $2.3 billion from $3.8 billion as of December 31, 2019. We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity.
We may borrow up to a total of $2.5 billion pursuant to two revolving credit facilities. We may repay and reborrow amounts under these revolving credit agreements without penalty. Subject to certain conditions, we may request that the borrowing capacity for each of the credit agreements be increased by an additional $500.0 million, for a total of $3.5 billion collectively.
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
Future Capital Requirements
We have significant future capital requirements, including:
•significant expected operating expenses to conduct research and development activities and to operate our organization; and
•substantial facility and capital lease obligations.
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
•In 2019, we reached an agreement with the French government and agreed to repay a portion of the amounts we have collected under the ORKAMBI early access programs in France to the French government in the fourth quarter of 2020 based on the difference between the invoiced amount and the final amount for ORKAMBI distributed through these programs as reflected in the structure of the agreement with the French government.
•To the extent we borrow amounts under the credit agreements we entered into in 2019 and 2020, we would be required to repay any outstanding principal amounts in 2024 or 2022, respectively.

•As of September 30, 2020, $56.0 million remained available to fund repurchases under our share repurchase program.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the nine months ended September 30, 2020, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 13, 2020.

RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements, please refer to Note A, “Basis of Presentation and Accounting Policies.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital. None of these market risk-sensitive instruments are held for trading purposes. We do not have derivative financial instruments in our investment portfolio.
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
We entered into a credit agreement in each of 2019 and 2020. Loans under these credit agreements bear interest, at our option, at either a base rate or a Eurocurrency rate, in each case plus an applicable margin based on our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period). Pursuant to the credit agreement that we entered into in 2019, the applicable margin on base rate loans ranges from 0.125% to 0.500% and the applicable margin on Eurocurrency loans ranges from 1.125% to 1.500%. Pursuant to the credit agreement that we entered into in 2020, the applicable margin on base rate loans ranges from 0.500% to 0.875% and the applicable margin on Eurocurrency loans ranges from 1.500% to 1.875%. We do not believe that changes in interest rates related to either credit agreement would have a material effect on our financial statements. As of September 30, 2020, we had no principal or interest outstanding under either of our existing credit facilities. A portion of our “Interest expense” in the fourth quarter of 2020 will be dependent on whether, and to what extent, we borrow amounts under these existing facilities.
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
We have a foreign currency management program with the objective of reducing the effect of exchange rate fluctuations on our operating results and forecasted revenues and expenses denominated in foreign currencies. We currently have cash flow hedges for the Euro, British Pound, Canadian Dollar and Australian Dollar related to a portion of our forecasted product revenues that qualify for hedge accounting treatment under U.S. GAAP. We do not seek hedge accounting treatment for our foreign currency forward contracts related to monetary assets and liabilities that impact our operating results. As of September 30, 2020, we held foreign exchange forward contracts that were designated as cash flow hedges with notional amounts totaling $966.6 million representing a net liability at fair value of $32.1 million on our condensed consolidated balance sheet.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in exchange rates. Assuming that the September 30, 2020 exchange rates were to change by a hypothetical 10%, the fair value recorded on our condensed consolidated balance sheet related to our foreign exchange forward contracts that were designated as cash flow hedges as of September 30, 2020 would change by approximately $96.7 million. However, since these contracts hedge a specific portion of our forecasted product revenues denominated in certain foreign currencies, any change in the fair value of these contracts is recorded in “Accumulated other comprehensive loss” on our condensed consolidated balance sheet and is reclassified to earnings in the same periods during which the underlying product revenues affect earnings. Therefore, any change in the fair value of these contracts that would result from a hypothetical 10% change in exchange rates would be entirely offset by the change in value associated with the underlying hedged product revenues resulting in no impact on our future anticipated earnings and cash flows with respect to the hedged portion of our forecasted product revenues.
Equity Price Risk
Information required by this section is incorporated by reference from the discussion in the “Strategic Investments” section of this Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management (under the supervision and with the participation of our chief executive officer and chief financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, as of September 30, 2020 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings
We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors
Information regarding risk factors appears in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 13, 2020. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K, except as discussed in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the SEC on May 1, 2020 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which was filed with the SEC on July 31, 2020 and is being updated below.
We are subject to risks associated with the spread of COVID-19.
COVID-19 has broadly affected the global economy, resulted in significant travel and work restrictions in many regions and has put a significant strain on healthcare resources. COVID-19 has had, and we expect it will continue to have, an impact on our operations and an impact on the operations of our collaborators, third-party contractors and other entities, including governments, governmental agencies and payors, with which we interact. To date, the most significant effect on our business operations has been the requirement that a majority of our employees work remotely. We have re-initiated enrollment and dosing in all of our ongoing clinical trials and initiated new clinical trials despite some earlier temporary pauses to enrollment and dosing caused by COVID-19.
We continue to monitor local COVID-19 trends and government guidance for each of our site locations and have begun to re-open certain of our sites utilizing a phased, site-specific approach. There can be no assurance that these re-openings will continue or that, due to additional waves of increased infections, updated government guidance or other considerations, we will not be required to temporarily close or ramp-down sites that had re-opened or to pause enrollment and dosing at clinical trial sites. Any site closure or pause of a clinical trial could harm our operations and delay the development of our product candidates.
In the future, the economic impacts of the COVID-19 pandemic could affect our business directly or indirectly, including potentially affecting the net prices for our products through changes in our payor mix as a result of increased unemployment in the United States or increased pressure on healthcare costs. The effects on our research, development, manufacturing and commercialization activities will be dependent on, among other things, the severity and duration of the COVID-19 pandemic, and any worsening of the global economic environment as a result thereof, as well as the impact of the pandemic on our third-party manufacturers, suppliers, distributors, subcontractors and customers. While the ultimate impact of COVID-19 on our business is highly uncertain, any negative impacts that materialize could materially adversely affect our operations, financial performance and stock price. Any negative impacts of COVID-19, alone or in combination with others, could exacerbate other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The full extent to which the COVID-19 pandemic will negatively affect our operations, financial performance and stock price will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, contain a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding:
•our expectations regarding the amount of, timing of, and trends with respect to our financial performance, including revenues, costs and expenses and other gains and losses, including those related to net product revenues;
•our expectations regarding the effect of COVID-19 on, among other things, our financial performance, liquidity, business and operations, including manufacturing, supply chain, research and development activities and pipeline programs;
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
•our expectations regarding the potential benefits and commercial potential of our product candidates, including the potential approach to treating specific diseases;
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
•our expectations regarding our provision for or benefit from income taxes and the utilization of our deferred tax assets, including the impact of the Coronavirus Aid, Relief and Economic Security Act;
•our ability to use our research programs to identify and develop new drug candidates to address serious diseases and significant unmet medical needs; and
•our liquidity and our expectations regarding the possibility of raising additional capital.
Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q may turn out to be wrong. There are a number of assumptions, risks, and uncertainties, known or unknown, which could cause actual events or results to differ materially from those indicated by our forward-looking statements, including the risks and uncertainties described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 13, 2020, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was filed with the SEC on May 1, 2020, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which was filed with the SEC on July 31, 2020 and in this Quarterly Report on Form 10-Q. These are factors and uncertainties that we think could cause our actual results to differ materially from expected results. Other factors and uncertainties besides those listed there could also adversely affect us.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
In July 2019, our Board of Directors approved a share repurchase program (the “2019 Share Repurchase Program”), pursuant to which we are authorized to repurchase up to $500.0 million of our common stock between August 1, 2019 and December 31, 2020. The table set forth below shows repurchases of securities by us during the three months ended September 30, 2020 under our 2019 Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2020 to July 31, 2020	—	$—	—	$164,001,989
August 1, 2020 to August 31, 2020	310,562	$270.48	310,562	$80,002,649
September 1, 2020 to September 30, 2020	92,157	$260.42	92,157	$56,003,011
Total	402,719	$268.17	402,719	$56,003,011
(1) Under our 2019 Share Repurchase Program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be made pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the Securities and Exchange Commission.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Credit Agreement, dated as of September 18, 2020, by and among Vertex Pharmaceuticals Incorporated, Bank of America, N.A. and the other lenders party thereto.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

October 30, 2020	By:	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Chief Financial Officer (principal financial officer and duly authorized officer)