Form 10-Q
period 2021-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2021-07-30
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	259,428,394	Outstanding at July 23, 2021

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

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

Part I. Financial Information

Item 1.  Financial Statements

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Product revenues, net	$1,793,370	$1,524,485	$3,516,675	$3,039,592
Other revenues	—	—	1,000	—
Total revenues	1,793,370	1,524,485	3,517,675	3,039,592
Costs and expenses:
Cost of sales	227,972	184,520	420,301	347,017
Research and development expenses	1,407,090	420,928	1,863,063	869,456
Selling, general and administrative expenses	194,669	191,804	386,746	374,062
Change in fair value of contingent consideration	1,600	9,200	(2,300)	10,800
Total costs and expenses	1,831,331	806,452	2,667,810	1,601,335
(Loss) income from operations	(37,961)	718,033	849,865	1,438,257
Interest income	1,133	4,243	2,598	16,819
Interest expense	(15,478)	(13,871)	(31,156)	(28,007)
Other income (expense), net	8,051	116,365	(44,602)	55,235
(Loss) income before (benefit from) provision for income taxes	(44,255)	824,770	776,705	1,482,304
(Benefit from) provision for income taxes	(111,179)	(12,500)	56,643	42,281
Net income	$66,924	$837,270	$720,062	$1,440,023

Net income per common share:
Basic	$0.26	$3.22	$2.78	$5.54
Diluted	$0.26	$3.18	$2.75	$5.46
Shares used in per share calculations:
Basic	258,988	259,637	259,179	260,013
Diluted	261,020	263,403	261,468	263,746
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$66,924	$837,270	$720,062	$1,440,023
Other comprehensive income:
Unrealized holding (losses) gains on marketable securities, net	(55)	2,714	(273)	1,950
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $(2.3) million, $4.7 million, $(11.6) million and $(0.3) million, respectively	8,279	(19,680)	42,245	(898)
Foreign currency translation adjustment	(81)	(10,538)	1,349	(13,200)
Total other comprehensive income (loss)	8,143	(27,504)	43,321	(12,148)
Comprehensive income	$75,067	$809,766	$763,383	$1,427,875
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$6,063,678	$5,988,187
Marketable securities	644,315	670,710
Accounts receivable, net	929,142	885,352
Inventories	321,620	280,777
Prepaid expenses and other current assets	498,759	308,353
Total current assets	8,457,514	8,133,379
Property and equipment, net	1,021,233	958,534
Goodwill	1,002,158	1,002,158
Intangible assets	400,000	400,000
Deferred tax assets	952,808	882,779
Operating lease assets	316,874	325,564
Other assets	71,099	49,394
Total assets	$12,221,686	$11,751,808
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$127,534	$155,139
Accrued expenses	1,482,556	1,404,971
Other current liabilities	226,358	317,423
Total current liabilities	1,836,448	1,877,533
Long-term finance lease liabilities	524,925	539,042
Long-term operating lease liabilities	368,924	350,463
Long-term contingent consideration	187,300	189,600
Other long-term liabilities	107,693	108,355
Total liabilities	3,025,290	3,064,993
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 259,114 and 259,890 shares issued and outstanding, respectively	2,591	2,599
Additional paid-in capital	7,640,233	7,894,027
Accumulated other comprehensive loss	(25,159)	(68,480)
Retained earnings	1,578,731	858,669
Total shareholders’ equity	9,196,396	8,686,815
Total liabilities and shareholders’ equity	$12,221,686	$11,751,808
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2020	259,079	$2,591	$7,695,905	$13,383	$(1,250,225)	$6,461,654
Other comprehensive loss, net of tax	—	—	—	(27,504)	—	(27,504)
Net income	—	—	—	—	837,270	837,270
Common stock withheld for employee tax obligations	(11)	—	(3,080)	—	—	(3,080)
Issuance of common stock under benefit plans	1,056	10	132,771	—	—	132,781
Stock-based compensation expense	—	—	118,121	—	—	118,121
Balance at June 30, 2020	260,124	$2,601	$7,943,717	$(14,121)	$(412,955)	$7,519,242

Balance at March 31, 2021	258,829	$2,588	$7,499,161	$(33,302)	$1,511,807	$8,980,254
Other comprehensive income, net of tax	—	—	—	8,143	—	8,143
Net income	—	—	—	—	66,924	66,924
Common stock withheld for employee tax obligations	(17)	—	(3,524)	—	—	(3,524)
Issuance of common stock under benefit plans	302	3	38,681	—	—	38,684
Stock-based compensation expense	—	—	105,915	—	—	105,915
Balance at June 30, 2021	259,114	$2,591	$7,640,233	$(25,159)	$1,578,731	$9,196,396

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	258,993	$2,589	$7,937,606	$(1,973)	$(1,852,978)	$6,085,244
Other comprehensive loss, net of tax	—	—	—	(12,148)	—	(12,148)
Net income	—	—	—	—	1,440,023	1,440,023
Repurchase of common stock	(1,404)	(14)	(300,012)	—	—	(300,026)
Common stock withheld for employee tax obligations	(586)	(6)	(139,241)	—	—	(139,247)
Issuance of common stock under benefit plans	3,121	32	210,343	—	—	210,375
Stock-based compensation expense	—	—	235,021	—	—	235,021
Balance at June 30, 2020	260,124	$2,601	$7,943,717	$(14,121)	$(412,955)	$7,519,242

Balance at December 31, 2020	259,890	$2,599	$7,894,027	$(68,480)	$858,669	$8,686,815
Other comprehensive income, net of tax	—	—	—	43,321	—	43,321
Net income	—	—	—	—	720,062	720,062
Repurchase of common stock	(1,989)	(20)	(424,932)	—	—	(424,952)
Common stock withheld for employee tax obligations	(489)	(5)	(105,659)	—	—	(105,664)
Issuance of common stock under benefit plans	1,702	17	53,845	—	—	53,862
Stock-based compensation expense	—	—	222,952	—	—	222,952
Balance at June 30, 2021	259,114	$2,591	$7,640,233	$(25,159)	$1,578,731	$9,196,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$720,062	$1,440,023
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	219,796	232,895
Depreciation expense	60,072	53,518
(Decrease) increase in fair value of contingent consideration	(2,300)	10,800
Deferred income taxes	(180,895)	8,963
Gains (losses) on equity securities	41,686	(65,116)
Other non-cash items, net	11,186	16,307
Changes in operating assets and liabilities:
Accounts receivable, net	(45,848)	(164,139)
Inventories	(47,492)	(64,386)
Prepaid expenses and other assets	(92,187)	(28,923)
Accounts payable	(24,345)	14,697
Accrued expenses	107,526	369,851
Other liabilities	(45,973)	29,735
Net cash provided by operating activities	721,288	1,854,225
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(239,458)	(126,577)
Maturities of available-for-sale debt securities	221,271	145,395
Purchases of property and equipment	(120,763)	(37,314)
Investment in note receivable	(15,000)	—
Sale of equity securities	—	127,874
Investment in equity securities	—	(5,800)
Net cash (used in) provided by investing activities	(153,950)	103,578
Cash flows from financing activities:
Issuances of common stock under benefit plans	53,494	213,058
Repurchases of common stock	(424,952)	(300,026)
Payments in connection with common stock withheld for employee tax obligations	(105,664)	(139,247)
Payments on finance leases	(22,535)	(20,730)
Proceeds from finance leases	11,625	5,833
Other financing activities	2,928	1,707
Net cash used in financing activities	(485,104)	(239,405)
Effect of changes in exchange rates on cash	(11)	(3,379)
Net increase in cash, cash equivalents and restricted cash	82,223	1,715,019
Cash, cash equivalents and restricted cash—beginning of period	5,988,845	3,120,681
Cash, cash equivalents and restricted cash—end of period	$6,071,068	$4,835,700

Supplemental disclosure of cash flow information:
Cash paid for interest	$30,085	$27,347
Cash paid for income taxes	$234,395	$36,813
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
Certain information and footnote disclosures normally included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2021 and 2020.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
B.Revenue Recognition
Disaggregation of Revenue
Revenues by Product
Product revenues, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
TRIKAFTA/KAFTRIO	$1,255,611	$917,715	$2,448,828	$1,812,948
SYMDEKO/SYMKEVI	133,505	171,729	258,554	344,888
ORKAMBI	220,966	231,981	439,663	466,119
KALYDECO	183,288	203,060	369,630	415,637
Total product revenues, net	$1,793,370	$1,524,485	$3,516,675	$3,039,592
Product Revenues by Geographic Location
Total net product revenues by geographic region, based on the location of the customer, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
United States	$1,256,920	$1,210,314	$2,510,353	$2,397,902
Outside of the United States
Europe	458,906	257,681	863,875	515,072
Other	77,544	56,490	142,447	126,618
Total product revenues outside of the United States	536,450	314,171	1,006,322	641,690
Total product revenues, net	$1,793,370	$1,524,485	$3,516,675	$3,039,592
Contract Liabilities
The Company had contract liabilities of $122.6 million and $191.5 million as of June 30, 2021 and December 31, 2020, respectively, related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement the Company can receive. Upon exceeding the annual reimbursement amount, products are provided free of charge, which is a material right. These contracts include upfront payments and fees. The Company defers a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” The deferred amount is recognized as revenue when the free products are shipped. The Company’s product revenue contracts include performance obligations that are one year or less.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
C.Collaborative Arrangements
The Company has entered into numerous agreements pursuant to which it collaborates with third parties on research, development and commercialization programs, including in-license and out-license agreements.
The Company’s in-license and out-license agreements that had a significant impact on its financial statements for the three and six months ended June 30, 2021 and 2020, or were new or materially revised during the six months ended June 30, 2021, are described below. Additional in-license and out-license agreements were described in Note B, “Collaborative Arrangements,” of the Company’s 2020 Annual Report on Form 10-K.
In-license Agreements
The Company has entered into a number of in-license agreements in order to advance and obtain access to technologies and services related to its research and early-development activities. The Company is generally required to make an upfront payment upon execution of the license agreement; development, regulatory and commercialization milestones payments upon the achievement of certain product research, development and commercialization objectives; and royalty payments on future sales, if any, of commercial products resulting from the collaboration.
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
The Company’s “Research and development expenses” included $958.4 million and $960.1 million for the three and six months ended June 30, 2021, respectively, and $27.0 million and $63.3 million for the three and six months ended June 30, 2020, respectively, related to upfront and milestone payments pursuant to its in-license agreements.
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
In 2017, the Company entered into a joint development and commercialization agreement with CRISPR pursuant to the terms of the CRISPR Agreement (the “Original CTX001 JDCA”), under which the Company and CRISPR were co-developing and preparing to co-commercialize CTX001 for the treatment of hemoglobinopathies, including treatments for sickle cell disease and beta thalassemia. The Company concluded that the Original CTX001 JDCA is a cost-sharing arrangement, which results in the net impact of the arrangement being recorded in “Research and development expenses” in its condensed consolidated statements of operations. During the three and six months ended June 30, 2021, the net expense related to the Original CTX001 JDCA was $27.5 million and $47.5 million, respectively. During the three and six months ended June 30, 2020, the net expense related to the Original CTX001 JDCA was $9.8 million and $19.0 million, respectively.
In the second quarter of 2021, the Company and CRISPR amended and restated the Original CTX001 JDCA (the “A&R JDCA”), pursuant to which the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder; (b) adjust the allocation of net profits and net losses between the parties; and (c) exclusively license (subject to CRISPR’s reserved rights to conduct certain activities) certain intellectual

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
property rights to the Company relating to the products that may be researched, developed, manufactured and commercialized under such agreement.
Pursuant to the A&R JDCA, the Company is now leading global development, manufacturing and commercialization of CTX001, with support from CRISPR. Subject to the terms and conditions of the A&R JDCA, the Company also has the right to conduct all research, development, manufacturing and commercialization activities relating to the product candidates and products under the A&R JDCA (including CTX001) throughout the world subject to CRISPR’s reserved right to conduct certain activities.
In connection with the amendment and restatement of this agreement, the Company made a $900.0 million upfront payment to CRISPR in the second quarter of 2021. The Company concluded that it did not have any alternative future use for the acquired in-process research and development and recorded this upfront payment to “Research and development expenses.” CRISPR has the potential to receive an additional one-time $200.0 million milestone payment upon receipt of the first marketing approval of CTX001 from the U.S. Food or Drug Administration or the European Commission. The Company and CRISPR continued to share equally all expenses incurred under the A&R JDCA through June 30, 2021. Beginning July 1, 2021, with respect to CTX001, the net profits and net losses incurred pursuant to the A&R JDCA will be allocated 60% to the Company and 40% to CRISPR, while all other product candidates and products will continue to have net profits and net losses shared equally between the parties.
Out-license Agreements
The Company has entered into licensing agreements pursuant to which it has out-licensed rights to certain drug candidates to third-party collaborators. Pursuant to these out-license agreements, the Company’s collaborators become responsible for all costs related to the continued development of such drug candidates and obtain development and commercialization rights to these drug candidates. Depending on the terms of the agreements, the Company’s collaborators may be required to make upfront payments, milestone payments upon the achievement of certain product research and development objectives and may also be required to pay royalties on future sales, if any, of commercial products resulting from the collaboration. The termination provisions associated with these collaborations are generally the same as those described above related to the Company’s in-license agreements. None of the Company’s out-license agreements had a significant impact on the Company’s condensed consolidated statement of operations during the three and six months ended June 30, 2021 and 2020.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table sets forth the computation of basic and diluted net income per common share for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Net income	$66,924	$837,270	$720,062	$1,440,023

Basic weighted-average common shares outstanding	258,988	259,637	259,179	260,013
Effect of potentially dilutive securities:
Stock options	1,137	2,054	1,200	1,961
Restricted stock units (including PSUs)	892	1,704	1,084	1,752
Employee stock purchase program	3	8	5	20
Diluted weighted-average common shares outstanding	261,020	263,403	261,468	263,746

Basic net income per common share	$0.26	$3.22	$2.78	$5.54
Diluted net income per common share	$0.26	$3.18	$2.75	$5.46
The Company did not include the securities in the following table in the computation of the net income per common share because the effect would have been anti-dilutive during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Stock options	718	7	537	443
Unvested restricted stock units (including PSUs)	404	5	558	218

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
During the three and six months ended June 30, 2021 and 2020, the Company did not record any other-than-temporary impairment charges related to its financial assets.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements by level within the fair value hierarchy (and does not include $2.4 billion and $2.8 billion of cash as of June 30, 2021 and December 31, 2020, respectively):

	As of June 30, 2021				As of December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial instruments carried at fair value (asset positions):
Cash equivalents:
Money market funds	$3,674,645	$3,674,645	$—	$—	$3,141,053	$3,141,053	$—	$—
Commercial paper	2,000	—	2,000	—	—	—	—	—
Marketable securities:
Corporate equity securities	154,095	13,033	141,062	—	195,781	15,650	180,131	—
U.S. Treasury securities	16,220	16,220	—	—	—	—	—	—
Government-sponsored enterprise securities	62,375	62,375	—	—	80,063	80,063	—	—
Corporate debt securities	135,783	—	135,783	—	231,598	—	231,598	—
Commercial paper	275,842	—	275,842	—	163,268	—	163,268	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	9,545	—	9,545	—	—	—	—	—
Other assets:
Foreign currency forward contracts	1,378	—	1,378	—	—	—	—	—
Total financial assets	$4,331,883	$3,766,273	$565,610	$—	$3,811,763	$3,236,766	$574,997	$—

Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(20,361)	$—	$(20,361)	$—	$(59,184)	$—	$(59,184)	$—
Long-term contingent consideration	(187,300)	—	—	(187,300)	(189,600)	—	—	(189,600)
Other long-term liabilities:
Foreign currency forward contracts	(206)	—	(206)	—	(4,283)	—	(4,283)	—
Total financial liabilities	$(207,867)	$—	$(20,567)	$(187,300)	$(253,067)	$—	$(63,467)	$(189,600)
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
Fair Value of Contingent Consideration
In 2019, the Company acquired Exonics Therapeutics, Inc. (“Exonics”), a privately-held company focused on creating transformative gene-editing therapies to repair mutations that cause DMD and other severe neuromuscular diseases, including DM1. The Company’s Level 3 contingent consideration liabilities are related to $678.3 million of development and regulatory milestones potentially payable to Exonics’ former equity holders. The Company bases its estimates of the probability of achieving the milestones relevant to the fair value of contingent payments on industry data attributable to rare diseases. The discount rates used in the valuation model for contingent payments, which were between 0.6% and 2.2% as of June 30, 2021, represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
is used in determining the appropriateness of these assumptions at each reporting period. Due to the uncertainties associated with development and commercialization of drug candidates in the pharmaceutical industry and the effects of changes in other assumptions including discount rates, the Company expects its estimates regarding the fair value of contingent consideration to change in the future, resulting in adjustments to the fair value of the Company’s contingent consideration liabilities, and the effect of any such adjustments could be material.
The following table represents a rollforward of the fair value of the Company’s contingent consideration liabilities:

Six Months Ended June 30, 2021
(in thousands)
Balance at December 31, 2020	$189,600
Decrease in fair value of contingent payments	(2,300)
Balance at June 30, 2021	$187,300

F.Marketable Securities and Equity Investments
A summary of the Company’s cash equivalents and marketable securities, which are recorded at fair value (and do not include $2.4 billion and $2.8 billion of cash as of June 30, 2021 and December 31, 2020, respectively), is shown below:

	As of June 30, 2021				As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$3,674,645	$—	$—	$3,674,645	$3,141,053	$—	$—	$3,141,053
Commercial paper	2,000	—	—	2,000	—	—	—	—
Total cash equivalents	$3,676,645	$—	$—	$3,676,645	$3,141,053	$—	$—	$3,141,053
Marketable securities:
U.S. Treasury securities	$16,226	$—	$(6)	$16,220	$—	$—	$—	$—
Government-sponsored enterprise securities	62,356	19	—	62,375	80,046	17	—	80,063
Corporate debt securities	135,770	46	(33)	135,783	231,263	377	(42)	231,598
Commercial paper	275,807	43	(8)	275,842	163,286	19	(37)	163,268
Total marketable debt securities	490,159	108	(47)	490,220	474,595	413	(79)	474,929
Corporate equity securities	51,427	102,668	—	154,095	51,427	144,354	—	195,781
Total marketable securities	$541,586	$102,776	$(47)	$644,315	$526,022	$144,767	$(79)	$670,710
Available-for-sale debt securities were classified on the Company's condensed consolidated balance sheets at fair value as follows:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Cash and cash equivalents	$3,676,645	$3,141,053
Marketable securities	490,220	474,929
Total	$4,166,865	$3,615,982

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
Available-for-sale debt securities by contractual maturity were as follows:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Matures within one year	$4,131,731	$3,526,185
Matures after one year through five years	35,134	89,797
Total	$4,166,865	$3,615,982
The Company has a limited number of available-for-sale debt securities in insignificant loss positions as of June 30, 2021, which it does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investments at maturity. The Company did not record any charges for other-than-temporary declines in the fair value of available-for-sale debt securities or gross realized gains or losses in the three and six months ended June 30, 2021 and 2020.
The Company records changes in the fair value of its investments in corporate equity securities to “Other income (expense), net” on its condensed consolidated statements of operations. During the three and six months ended June 30, 2021 and 2020, the Company’s net unrealized gains (losses) on corporate equity securities held at the conclusion of each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net unrealized gains (losses)	$10,609	$85,511	$(41,686)	$35,191
During the six months ended June 30, 2020, the Company received proceeds of $127.9 million related to the sale of the common stock of publicly traded companies, which had a total original weighted-average cost basis of $46.8 million. There were no sales of the common stock of publicly traded companies during the six months ended June 30, 2021.
As of June 30, 2021, the carrying value of the Company’s equity investments without readily determinable fair values, which are recorded in “Other assets” on its condensed consolidated balance sheets, was $20.8 million.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
G.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses), Net of Tax		Total
		On Available-For-Sale Debt Securities	On Foreign Currency Forward Contracts
	(in thousands)
Balance at December 31, 2020	$(15,678)	$334	$(53,136)	$(68,480)
Other comprehensive income (loss) before reclassifications	1,349	(273)	15,503	16,579
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	26,742	26,742
Net current period other comprehensive income (loss)	1,349	(273)	42,245	43,321
Balance at June 30, 2021	$(14,329)	$61	$(10,891)	$(25,159)

Balance at December 31, 2019	$(895)	$503	$(1,581)	$(1,973)
Other comprehensive (loss) income before reclassifications	(13,200)	1,950	11,079	(171)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(11,977)	(11,977)
Net current period other comprehensive (loss) income	(13,200)	1,950	(898)	(12,148)
Balance at June 30, 2020	$(14,095)	$2,453	$(2,479)	$(14,121)

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
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company’s risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If the Company were to determine that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of June 30, 2021, all hedges were determined to be highly effective.
The Company considers the impact of its counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of June 30, 2021 and December 31, 2020, credit risk did not change the fair value of the Company’s foreign currency forward contracts.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the notional amount in U.S. dollars of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP:

	As of June 30, 2021	As of December 31, 2020
Foreign Currency	(in thousands)
Euro	$1,172,339	$745,099
British pound sterling	269,038	160,427
Australian dollar	99,375	99,922
Canadian dollar	84,190	86,468
Swiss Franc	25,740	—
Total foreign currency forward contracts	$1,650,682	$1,091,916
Foreign currency forward contracts - Not designated as hedging instruments
The Company also enters into foreign currency forward contracts with contractual maturities of less than one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under U.S. GAAP. The Company recognizes realized gains and losses for such contracts in “Other income (expense), net” in its condensed consolidated statements of operations each period. As of June 30, 2021, the notional amount of the Company’s outstanding foreign currency forward contracts where hedge accounting under U.S. GAAP is not applied was $392.4 million.
During the three and six months ended June 30, 2021 and 2020, the Company recognized the following related to foreign currency forward contracts in its condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$(17,600)	$6,366	$(34,118)	$15,288
Not designated as hedging instruments
Other income (expense), net	$(953)	$6,056	$(8,950)	$(10,173)

Total reported in the Condensed Consolidated Statement of Operations
Product revenues, net	$1,793,370	$1,524,485	$3,516,675	$3,039,592
Other income (expense), net	$8,051	$116,365	$(44,602)	$55,235
The following table summarizes the fair value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP included on its condensed consolidated balance sheets:

As of June 30, 2021
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid expenses and other current assets	$9,545	Other current liabilities	$(20,361)
Other assets	1,378	Other long-term liabilities	(206)
Total assets	$10,923	Total liabilities	$(20,567)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2020
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid expenses and other current assets	$—	Other current liabilities	$(59,184)
Other assets	—	Other long-term liabilities	(4,283)
Total assets	$—	Total liabilities	$(63,467)
As of June 30, 2021, the Company expects the amounts that are related to foreign exchange forward contracts designated as cash flow hedges under U.S. GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under U.S. GAAP on the Company’s condensed consolidated balance sheets:

	As of June 30, 2021
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$10,923	$—	$10,923	$(10,923)	$—
Total liabilities	(20,567)	—	(20,567)	10,923	(9,644)

As of December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$—	$—	$—	$—	$—
Total liabilities	(63,467)	—	(63,467)	—	(63,467)

I.Inventories
Inventories consisted of the following:

	As of June 30, 2021	As of December 31, 2020
	(in thousands)
Raw materials	$47,740	$46,232
Work-in-process	182,655	161,324
Finished goods	91,225	73,221
Total	$321,620	$280,777

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
J.Stock-based Compensation Expense and Share Repurchase Programs
Stock-based compensation expense
During the three and six months ended June 30, 2021 and 2020, the Company recognized the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Stock-based compensation expense by type of award:
Restricted stock units (including PSUs) and restricted stock	$88,847	$98,419	$189,673	$195,568
Stock options	11,109	16,847	21,705	34,113
ESPP share issuances	5,959	2,855	11,574	5,340
Stock-based compensation expense related to inventories	(1,293)	(932)	(3,156)	(2,126)
Total stock-based compensation expense included in costs and expenses	$104,622	$117,189	$219,796	$232,895

Stock-based compensation expense by line item:
Cost of sales	$1,540	$1,387	$2,971	$2,748
Research and development expenses	62,615	70,275	135,417	142,962
Selling, general and administrative expenses	40,467	45,527	81,408	87,185
Total stock-based compensation expense included in costs and expenses	104,622	117,189	219,796	232,895
Income tax effect	(20,856)	(31,151)	(52,107)	(95,397)
Total stock-based compensation expense, net of tax	$83,766	$86,038	$167,689	$137,498
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
In November 2020, the Company’s Board of Directors approved a share repurchase program (the “2020 Share Repurchase Program”), pursuant to which the Company repurchased $500.0 million of its common stock in 2020 and the first quarter of 2021. During the three months ended March 31, 2021, the Company repurchased 1,988,941 shares of its common stock under the 2020 Share Repurchase Program for an aggregate of $424.9 million.
On June 23, 2021, the Company’s Board of Directors approved a new share repurchase program (the “2021 Share Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $1.5 billion of its common stock by December 31, 2022. As of June 30, 2021, the full repurchase authorization remained available under this program.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
K.Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. During the three and six months ended June 30, 2021 and 2020, the Company recorded the following (benefits from) provisions for income taxes and effective tax rates as compared to its (loss) income before (benefit from) provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
(Loss) income before (benefit from) provision for income taxes	$(44,255)	$824,770	$776,705	$1,482,304
(Benefit from) provision for income taxes	(111,179)	(12,500)	56,643	42,281

Effective tax rate	251%	(2)%	7%	3%
The Company’s effective tax rate for the three and six months ended June 30, 2021 was different than the U.S. statutory rate primarily due to a $99.7 million discrete tax benefit associated with an increase in the U.K.’s corporate tax rate effective in April 2023. The Company’s effective tax rate for the three and six months ended June 30, 2020 was different than the U.S. statutory rate primarily due to a discrete tax benefit of $187.0 million associated with an intra-entity transfer of intellectual property rights to the U.K. in the second quarter of 2020, a discrete benefit related to the write-off of a long-term intercompany receivable in the first quarter of 2020 and excess tax benefits related to stock-based compensation.
On a periodic basis, the Company reassesses the need for a valuation allowance against its deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. As of December 31, 2020, the Company maintained a valuation allowance of $213.8 million related primarily to U.S. state and foreign tax attributes.
As part of the U.S. Tax Cut and Jobs Act of 2017, the Company is subject to a territorial tax system, under which it must establish an accounting policy to provide for tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company has elected to treat the impact of GILTI as a current tax expense in its provision for income taxes.
The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the benefits recognized in the consolidated financial statements. As of June 30, 2021 and December 31, 2020, the Company had $84.5 million and $75.8 million, respectively, of net unrecognized tax benefits, which would affect the Company’s tax rate if recognized. The Company does not expect that its unrecognized tax benefits will materially change within the next twelve months. The Company accrues interest and penalties related to unrecognized tax benefits as a component of its provision for income taxes. The Company did not recognize any material interest or penalties related to uncertain tax positions during the three and six months ended June 30, 2021 and 2020.
As of June 30, 2021, foreign earnings have been retained by foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries.
The Company files U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company is no longer subject to any tax assessment from an income tax examination in the U.S. or any other major taxing jurisdiction, except where the Company has net operating losses or tax credit carryforwards that originate before 2011. The Company has various income tax audits ongoing at any time throughout the world.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
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
The Credit Agreements contain customary representations and warranties and affirmative and negative covenants, including financial covenants to maintain (x) subject to certain limited exceptions, a consolidated leverage ratio of 3.50 to 1.00, subject to an increase to 4.00 to 1.00 following a material acquisition and (y) a consolidated interest coverage ratio of 2.50 to 1.00, in each case measured on a quarterly basis. As of June 30, 2021, the Company was in compliance with the covenants described above. The Credit Agreements also contain customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under outstanding loans.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. Other than the Company’s contingent consideration liabilities discussed in Note E, “Fair Value Measurements,” there were no material contingent liabilities accrued as of June 30, 2021 or December 31, 2020.

M.Additional Cash Flow Information
The cash, cash equivalents and restricted cash at the beginning and ending of each period presented in the Company’s condensed consolidated statements of cash flows consisted of the following:

	Six Months Ended June 30,
	2021		2020
	Beginning of period	End of period	Beginning of period	End of period
	(in thousands)
Cash and cash equivalents	$5,988,187	$6,063,678	$3,109,322	$4,831,332
Prepaid expenses and other current assets	658	7,390	8,004	4,368
Other assets	—	—	3,355	—
Cash, cash equivalents and restricted cash per condensed consolidated statement of cash flows	$5,988,845	$6,071,068	$3,120,681	$4,835,700

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We invest in scientific innovation to create transformative medicines for people with serious diseases with a focus on specialty markets. We have four approved medicines to treat cystic fibrosis, or CF, a life-threatening genetic disease, and are focused on increasing the number of people with CF eligible and able to receive our medicines through label expansions, approval of new medicines, and expanded reimbursement. We are broadening our pipeline into additional disease areas through internal research efforts and accessing external innovation through business development transactions.
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
Beyond CF, we continue to research and develop small molecule drug candidates for the treatment of serious diseases, including alpha-1 antitrypsin, or AAT, deficiency, APOL1-mediated kidney diseases and pain. We are also focused on developing cell and genetic therapies for various diseases in our pipeline, including sickle cell disease, or SCD, beta thalassemia, type 1 diabetes, or T1D, Duchenne muscular dystrophy, or DMD, myotonic dystrophy, or DM1, and CF. We are evaluating CTX001, a genetic therapy, as a potential treatment for SCD and transfusion-dependent beta thalassemia, or TDT, the most severe form of beta thalassemia, in collaboration with CRISPR Therapeutics AG, or CRISPR. In T1D, we are pursuing two programs for the transplant of functional islets into patients: transplantation of islet cells alone, using immunosuppression to protect the implanted cells, and implantation of the islet cells inside a novel immunoprotective device.
Financial Highlights

Revenues In the second quarter of 2021, our net product revenues continued to increase due to the uptake of KAFTRIO in Europe and continued performance of TRIKAFTA in the U.S.
Cash
Our cash, cash equivalent and marketable securities increased to $6.71 billion as of June 30, 2021 as compared to $6.66 billion as of December 31, 2020 primarily due to our net product revenues and profitability, offset by the $900 million payment to CRISPR and repurchases of our common stock in the first quarter of 2021.

Expenses
Our total R&D and SG&A expenses increased to $1.60 billion in the second quarter of 2021 as compared to $612.7 million in the second quarter of 2020 primarily due to a $900 million upfront payment we made to CRISPR in connection with an amendment to our CTX001 collaboration. In the second quarter of 2021, cost of sales was 12.7% of our net product revenues.

Business Updates
Cystic Fibrosis Marketed Products
We expect to continue to grow our CF business by increasing the number of people with CF eligible and able to receive our medicines. Recent progress in our CF business is included below.
•In June, the U.S. Food and Drug Administration, or the FDA, approved the use of TRIKAFTA (elexacaftor/tezacaftor/ivacaftor and ivacaftor) for children with CF 6 to 11 years of age who have at least one F508del mutation or at least one mutation that is responsive to TRIKAFTA.
•In June, Health Canada granted marketing authorization for TRIKAFTA for people with CF 12 years of age and older who have at least one F508del mutation.
•TRIKAFTA/KAFTRIO is now approved and reimbursed or accessible in more than 15 countries outside the U.S., including Italy and France.
Pipeline
We continue to advance a pipeline of potentially transformative small molecule and cell and genetic therapies aimed at treating serious diseases. Recent and anticipated progress in activities supporting these efforts is included below.
Cystic Fibrosis
•We plan to initiate a Phase 3 development program for the next-in-class, once-daily triple combination of VX-121, tezacaftor and VX-561 in the second half of 2021. Clinical and preclinical data suggest that this triple combination has the potential to provide enhanced benefit for people with CF who have the F508del mutation on at least one allele.
•Our Phase 3 program will consist of two 48-week clinical trials, which will evaluate the safety and efficacy of the new combination relative to TRIKAFTA in a total of 800 people with CF. Both clinical trials will measure the regulatory-enabling endpoint of absolute change in ppFEV1, a measure of lung function, that will be analyzed for non-inferiority to TRIKAFTA. The clinical trials also are designed to assess the absolute change from baseline in ppFEV1 and sweat chloride for superiority to TRIKAFTA.
Beta Thalassemia and Sickle Cell Disease
•We and our collaborator, CRISPR, are evaluating the use of a non-viral ex vivo CRISPR gene-editing therapy, CTX001, for the treatment of TDT and SCD. This approach aims to edit a person’s hematopoietic stem cells to produce fetal hemoglobin in red blood cells, which has the potential to reduce or eliminate symptoms associated with the diseases.
•In the second quarter of 2021, we amended the collaboration for CTX001 and in connection this amendment, we made a $900 million upfront payment to CRISPR. Pursuant to the amended collaboration, we now lead global development, manufacturing and commercialization of CTX001, with support from CRISPR.
•In June, data from 22 people with at least three months of follow-up after CTX001 infusion were presented at the European Hematology Association Annual Meeting and continued to support the profile of CTX001 as a one-time functional cure for people with TDT and SCD, showing consistent and durable benefit with longer term data from a larger population of people.
•Enrollment and dosing are ongoing in the clinical trials evaluating CTX001, and more than 45 people have been dosed across the program. We expect to achieve target enrollment in both clinical trials in the third quarter of 2021, with regulatory filings possible in the next 18 to 24 months.

APOL1-Mediated Kidney Diseases
•We are evaluating the potential of inhibitors of APOL1 function to treat people with APOL1-mediated kidney diseases.
•Enrollment is ongoing in a Phase 2 proof-of-concept clinical trial designed to evaluate the reduction in proteinuria in people with APOL1-mediated focal segmental glomerulosclerosis after treatment with VX-147.
•We expect data from this clinical trial in the second half of 2021.
Pain
•NaV1.8 is a genetically and pharmacologically validated novel target for the treatment of pain. We previously have demonstrated clinical proof-of-concept with a small molecule investigational treatment targeting NaV1.8 in multiple pain indications including acute pain, neuropathic pain and musculoskeletal pain. Our approach is to selectively inhibit NaV1.8 using small molecules with the objective of creating a new class of medicines that have the potential to provide superior relief of acute pain without the limitations of opioids, including their addictive potential. VX-548 is the most recent molecule to enter clinical development from our portfolio of NaV1.8 inhibitors.
•In July, we announced the initiation of our VX-548 Phase 2 acute pain program. The proof-of-concept clinical trial for acute pain following bunionectomy surgery is open for enrollment. We also expect to initiate a Phase 2 clinical trial evaluating VX-548 for acute pain following abdominoplasty surgery in the third quarter of 2021.
•We expect data from the bunionectomy clinical trial by early 2022.
Type 1 Diabetes
•We are evaluating a cell therapy designed to replace insulin-producing islet cells in people with T1D. We are pursuing two programs for the transplant of stem cell-derived, fully differentiated, insulin-producing islet cells into patients: transplantation of islet cells alone, using immunosuppression to protect the implanted cells, and implantation of the islet cells inside a novel immunoprotective device.
•Our Phase 1/2 clinical trial evaluating VX-880, our islet cells alone program, is ongoing in people with T1D. This clinical trial involves an infusion of fully differentiated, functional islet cells, and chronic administration of concomitant immunosuppressive therapy, to protect the islet cells from immune rejection. The first person in this clinical trial was dosed, and we expect initial data from this clinical trial in 2022.
Alpha-1 Antitrypsin Deficiency
•We are evaluating multiple compounds with the potential to correct the misfolding of Z-AAT protein in the liver, in order to increase the systemic levels of functional AAT. Misfolded Z-AAT protein is the root cause of AAT deficiency and our small molecule corrector program targets both the liver and lung manifestations of the disease.
•In June, we announced that we had achieved our primary endpoint and established proof of mechanism in a Phase 2 clinical trial evaluating our Z-AAT corrector, VX-864. However, because the magnitude of treatment effect was unlikely to translate into substantial clinical benefit, we decided not to advance VX-864 into late-stage development.
•We plan to advance one or more novel small molecule Z-AAT correctors into the clinic in 2022.
COVID-19
We continue to monitor the impacts of the COVID-19 global pandemic on our business. COVID-19 has not affected our supply chain or the demand for our medicines, and we believe that we will be able to continue to supply all of our approved medicines to patients globally. We adjusted our business operations in response to COVID-19 and have continued to monitor local COVID-19 trends and government guidance for each of our site locations. We are utilizing a phased, site-specific approach to assess and permit employee access to our sites. Currently, our sites are open to certain employees where appropriate and permitted by local laws and guidelines.

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
Drug Discovery and Development
Discovery and development of a new pharmaceutical product is a difficult and lengthy process that requires significant financial resources along with extensive technical and regulatory expertise. Potential drug candidates are subjected to rigorous evaluations, driven in part by stringent regulatory considerations, designed to generate information concerning efficacy, side effects, proper dosage levels and a variety of other physical and chemical characteristics that are important in determining whether a drug candidate should be approved for marketing as a pharmaceutical product. Most chemical compounds that are investigated as potential drug candidates never progress into development, and most drug candidates that do advance into development never receive marketing approval. Our investments in drug candidates are subject to considerable risks. We closely monitor the results of our discovery, research, clinical trials and nonclinical studies and frequently evaluate our drug development programs in light of new data and scientific, business and commercial insights, with the objective of balancing risk and potential. This process can result in rapid changes in focus and priorities as new information becomes available and as we gain additional understanding of our ongoing programs and potential new programs, as well as those of our competitors. For example, in June 2021, we decided not to progress VX-864, a drug candidate for the treatment of AAT deficiency, into late-stage development based on data obtained from a Phase 2 clinical trial.
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
In Europe and other ex-U.S. markets, we seek government reimbursement for our medicines on a country-by-country basis. This is necessary for each new medicine, as well as for label expansions for our current medicines. We successfully obtained reimbursement for KALYDECO in each significant ex-U.S. market within two years of approval, but experienced significant challenges in obtaining reimbursement for ORKAMBI in certain ex-U.S. markets. With the completion of reimbursement discussions in England and France in 2019, we have reimbursement for ORKAMBI or SYMKEVI in most of our significant ex-U.S. markets. In addition, in several ex-U.S. markets, including England, Ireland, Denmark and Australia, our reimbursement agreements include innovative arrangements that provide a pathway to access and rapid reimbursement for certain future CF medicines. For example, our existing reimbursement agreements in England, Ireland, and Denmark have been expanded to include KAFTRIO. Additionally, we have entered into new reimbursement agreements for our medicines throughout Europe, including Italy and France. We expect to continue to focus significant resources to obtain appropriate reimbursement for our products in ex-U.S. markets.
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
In-License Agreements
We have entered into collaborations with biotechnology and pharmaceutical companies in order to acquire rights or to license drug candidates or technologies that enhance our pipeline and/or our research capabilities. Over the last several years, we entered into collaboration agreements with a number of companies, including Affinia Therapeutics, Inc., Arbor Biotechnologies, Inc., CRISPR, Kymera Therapeutics, Inc., Moderna, Inc., Molecular Templates, Inc., Obsidian Therapeutics, Inc., and Skyhawk Therapeutics, Inc. Generally, when we in-license a technology or drug candidate, we make upfront payments to the collaborator, assume the costs of the program and/or agree to make contingent payments, which could consist of milestone, royalty and option payments. Most of these collaboration payments are expensed as research and development expenses; however, depending on many factors, including the structure of the collaboration, the significance of the in-licensed drug candidate to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. In the first half of 2021 and 2020, our research and development expenses included $960.1 million and $63.3 million, respectively, related to upfront and milestones payments pursuant to our collaboration agreements. In the first half of 2021, these payments were primarily related to the $900.0 million upfront payment we made to CRISPR.
Joint Development and Commercialization Agreement with CRISPR
In 2017, we entered into a joint development and commercialization agreement, or JDCA, with CRISPR pursuant to which we are developing and preparing to commercialize CTX001 for TDT and SCD. This JDCA was entered into following our exercise of an option to co-develop and co-commercialize the hemoglobinopathies program that was contained in the collaboration agreement that we entered into with CRISPR in 2015.
In April 2021, we and CRISPR entered into an amended and restated joint development and commercialization agreement, or the A&R JDCA. In June 2021, we made a $900.0 million upfront payment to CRISPR in connection with the closing of the transactions contemplated by the A&R JDCA, which we recorded to research and development expenses. Under the terms of the A&R JDCA, we are leading worldwide development, manufacturing and commercialization of CTX001. Additionally, 60% of the net profits and net losses for CTX001 will be allocated to us and 40% of the net profits and net losses for CTX001 will be allocated to CRISPR. CRISPR may earn an additional one-time $200.0 million milestone payment upon regulatory approval of CTX001.
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
Strategic Investments
In connection with our business development activities, we have periodically made equity investments in our collaborators. As of June 30, 2021, we held strategic equity investments in public companies and certain private companies, and we plan to make additional strategic equity investments in the future. While we invest the majority of our cash, cash equivalents and marketable securities in instruments that meet specific credit quality standards and limit our exposure to any one issue or type of instrument, our strategic investments are maintained and managed separately from our other cash, cash equivalents and marketable securities. Any changes in the fair value of equity investments with readily determinable fair values (including publicly traded securities) are recorded to other income (expense), net in our condensed consolidated statement of operations.
In the first half of 2021 and 2020, we recorded within other income (expense), losses of $41.7 million and gains of $65.1 million, respectively, related to changes in the fair value of our strategic investments, and from sales of certain equity investments. As of June 30, 2021, the fair value of our investments in publicly traded companies was $154.1 million. To the extent that we continue to hold strategic investments, particularly strategic investments in publicly traded companies, we will record other income (expense) related to these strategic investments on a quarterly basis. Due to the volatility of the global markets, including as a result of COVID-19, and the high volatility of stocks in the biotechnology industry, we expect the value of these strategic investments to fluctuate and that the increases or decreases in the fair value of these strategic investments will continue to have material impacts on our net income (expense) and our profitability on a quarterly and/or annual basis.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages and per share amounts)
Revenues	$1,793,370	$1,524,485	$268,885	18%	$3,517,675	$3,039,592	$478,083	16%
Operating costs and expenses	1,831,331	806,452	1,024,879	127%	2,667,810	1,601,335	1,066,475	67%
(Loss) income from operations	(37,961)	718,033	(755,994)	**	849,865	1,438,257	(588,392)	(41)%
Other non-operating (expense) income, net	(6,294)	106,737	(113,031)	**	(73,160)	44,047	(117,207)	**
(Benefit from) provision for income taxes	(111,179)	(12,500)	(98,679)	789%	56,643	42,281	14,362	34%
Net income	$66,924	$837,270	$(770,346)	(92)%	$720,062	$1,440,023	$(719,961)	(50)%

Net income per diluted common share	$0.26	$3.18			$2.75	$5.46
Diluted shares used in per share calculations	261,020	263,403			261,468	263,746

							** Not meaningful
Net Income
Our net income decreased in the second quarter and first half of 2021 as compared to the second quarter and first half of 2020 primarily due to the $900.0 million upfront payment we made to CRISPR in the second quarter of 2021 in connection with the amendment of our CTX001 collaboration. Changes in the fair value of our strategic investments also decreased our net income in the second quarter and first half of 2021 as compared to the second quarter and first half of 2020. These decreases to our net income were partially offset by increased revenues resulting from the uptake of KAFTRIO in Europe and continued performance of TRIKAFTA in the U.S. Our decreased net income in the second quarter of 2021 as compared to the second quarter of 2020 was also partially offset by a larger benefit from income taxes.

Revenues

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Product revenues, net	$1,793,370	$1,524,485	$268,885	18%	$3,516,675	$3,039,592	$477,083	16%
Other revenues	—	—	—	N/A	1,000	—	1,000	**
Total revenues	$1,793,370	$1,524,485	$268,885	18%	$3,517,675	$3,039,592	$478,083	16%

							** Not meaningful
Product Revenues, Net

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
TRIKAFTA/KAFTRIO	$1,255,611	$917,715	$337,896	37%	$2,448,828	$1,812,948	$635,880	35%
SYMDEKO/SYMKEVI	133,505	171,729	(38,224)	(22)%	258,554	344,888	(86,334)	(25)%
ORKAMBI	220,966	231,981	(11,015)	(5)%	439,663	466,119	(26,456)	(6)%
KALYDECO	183,288	203,060	(19,772)	(10)%	369,630	415,637	(46,007)	(11)%
Total product revenues, net	$1,793,370	$1,524,485	$268,885	18%	$3,516,675	$3,039,592	$477,083	16%
In the second quarter and first half of 2021, our net product revenues increased by $268.9 million and $477.1 million, respectively, as compared to the second quarter and first half of 2020. The increase in our net product revenues in the second quarter and first half of 2021 was primarily due to the uptake of KAFTRIO, which was approved in Europe in the third quarter of 2020, and the continued performance of TRIKAFTA in the U.S. Decreases in revenues for our products other than TRIKAFTA/KAFTRIO were primarily the result of patients switching from these medicines to TRIKAFTA/KAFTRIO. In the second quarter and first half of 2021, our net product revenues included $536.5 million and $1.01 billion, respectively, from ex-U.S. markets. In the second quarter and first half of 2020, our net product revenues included $314.2 million and $641.7 million, respectively, from ex-U.S. markets.
Other Revenues
Our other revenues were $1.0 million related to a collaborative milestone that we earned in the first half of 2021. We did not record any other revenues in the first half of 2020. Our other revenues have historically fluctuated significantly from one period to another based on our collaborative out-license activities, and may continue to fluctuate in the future. Our future royalty revenues will be dependent on if, and when, our collaborators are able to successfully develop drug candidates that we have out-licensed to them.

Operating Costs and Expenses

`	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Cost of sales	$227,972	$184,520	$43,452	24%	$420,301	$347,017	$73,284	21%
Research and development expenses	1,407,090	420,928	986,162	234%	1,863,063	869,456	993,607	114%
Selling, general and administrative expenses	194,669	191,804	2,865	1%	386,746	374,062	12,684	3%
Change in fair value of contingent consideration	1,600	9,200	(7,600)	(83)%	(2,300)	10,800	(13,100)	**
Total costs and expenses	$1,831,331	$806,452	$1,024,879	127%	$2,667,810	$1,601,335	$1,066,475	67%

							** Not meaningful
Cost of Sales
Our cost of sales primarily consists of third-party royalties payable on our net sales of our products as well as the cost of producing inventories that corresponded to product revenues for the reporting period. Pursuant to our agreement with the Cystic Fibrosis Foundation our tiered third-party royalties on sales of TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, KALYDECO and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens, with royalties on sales of TRIKAFTA/KAFTRIO slightly lower than for our other products. Over the last several years, our cost of sales has been increasing due to increased net product revenues. Our cost of sales as a percentage of our net product revenues was 12.7% and 12.1% in the second quarter of 2021 and 2020, respectively. Our cost of sales as a percentage of our net product revenues was 12.0% and 11.4% in the first half of 2021 and 2020, respectively.
Research and Development Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Research expenses	$147,984	$134,138	$13,846	10%	$277,732	$291,408	$(13,676)	(5)%
Development expenses	1,259,106	286,790	972,316	339%	1,585,331	578,048	1,007,283	174%
Total research and development expenses	$1,407,090	$420,928	$986,162	234%	$1,863,063	$869,456	$993,607	114%
Our research and development expenses include internal and external costs incurred for research and development of our drugs and drug candidates and expenses related to certain technology that we acquire or license through business development transactions. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and other direct expenses and infrastructure costs, to individual drugs or drug candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are significantly greater than our external costs excluding collaborative upfront and milestone payments, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we allocate by individual program. All research and development costs for our drugs and drug candidates are expensed as incurred.
Since January 2019, we have incurred approximately $5.4 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2020 and the first half of 2021, costs related to our CF programs represented the largest portion of our development costs, excluding the $900.0 million upfront payment to CRISPR. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. Until we have data from Phase 3 clinical trials, we cannot make a meaningful estimate regarding when, or if, a clinical development program will generate revenues and cash flows.
Research Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Research Expenses:
Salary and benefits	$33,152	$31,099	$2,053	7%	$67,894	$65,368	$2,526	4%
Stock-based compensation expense	17,971	26,496	(8,525)	(32)%	38,973	52,905	(13,932)	(26)%
Outsourced services and other direct expenses	39,016	21,073	17,943	85%	79,122	51,926	27,196	52%
Collaborative payments	25,750	27,000	(1,250)	(5)%	27,400	63,250	(35,850)	(57)%
Infrastructure costs	32,095	28,470	3,625	13%	64,343	57,959	6,384	11%
Total research expenses	$147,984	$134,138	$13,846	10%	$277,732	$291,408	$(13,676)	(5)%
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
Development Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Development Expenses:
Salary and benefits	$79,075	$68,532	$10,543	15%	$163,605	$148,130	$15,475	10%
Stock-based compensation expense	44,644	43,779	865	2%	96,444	90,057	6,387	7%
Outsourced services and other direct expenses	144,002	124,898	19,104	15%	276,814	241,331	35,483	15%
Collaborative payments	932,650	—	932,650	**	932,650	—	932,650	**
Infrastructure costs	58,735	49,581	9,154	18%	115,818	98,530	17,288	18%
Total development expenses	$1,259,106	$286,790	$972,316	339%	$1,585,331	$578,048	$1,007,283	174%

							** Not meaningful
Our development expenses increased by $972.3 million in the second quarter of 2021 as compared to second quarter of 2020 and increased by $1.0 billion in the first half of 2021 as compared to the first half of 2020, primarily due to the $900.0 million upfront payment to CRISPR, that is included in the preceding table under collaborative payments, and increased expenses related to our diversifying pipeline, including clinical trials, headcount and infrastructure costs.
Sales, General and Administrative Expenses

	Three Months Ended June 30,		Increase/(Decrease)		Six Months Ended June 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Sales, general and administrative expenses	$194,669	$191,804	$2,865	1%	$386,746	$374,062	$12,684	3%
Sales, general and administrative expenses increased by 1% in the second quarter of 2021 as compared to second quarter of 2020 and increased by 3% in the first half of 2021 as compared to the first half of 2020, primarily due to the continued investment to support the commercialization of our medicines and increased support for our CF pipeline products and other disease areas.
Contingent Consideration
The fair value of contingent consideration potentially payable to Exonics’ former equity holders increased $1.6 million and decreased $2.3 million in the second quarter and first half of 2021, respectively. The fair value of contingent consideration increased by $9.2 million and $10.8 million in the second quarter and first half of 2020, respectively.
Other Non-Operating Income (Expense), Net
Interest Income
Interest income decreased from $4.2 million and $16.8 million in the second quarter and first half of 2020, respectively, to $1.1 million and $2.6 million in the second quarter and first half of 2021, respectively primarily due to a decrease in prevailing market interest rates despite an increase in our cash equivalents and available-for-sale debt securities. Our future interest income will be dependent on the amount of, and prevailing market interest rates on, our outstanding cash equivalents and available-for-sale debt securities.
Interest Expense
Interest expense was $15.5 million and $31.2 million in the second quarter and first half of 2021, respectively, as compared to $13.9 million and $28.0 million in the second quarter and first half of 2020, respectively. The majority of our interest expense in these periods was related to imputed interest expense associated with our leased corporate headquarters in Boston. Our future interest expense will be dependent on whether, and to what extent, we borrow amounts under our credit facilities.
Other Income (Expense), Net
Other income (expense), net was income of $8.1 million and expense of $44.6 million in the second quarter and first half of 2021, respectively, as compared to income of $116.4 million and $55.2 million in the second quarter and first half of 2020, respectively. Our other income (expense), net in these periods was primarily related to changes in the fair value of our strategic investments. We expect that due to the volatility of the stock price of biotechnology companies, our other income (expense), net will fluctuate in future periods based on increases or decreases in the fair value of our strategic investments.
Income Taxes
We recorded a benefit from income taxes of $111.2 million and a provision for income taxes of $56.6 million in the second quarter and first half of 2021, respectively, as compared to a benefit from income taxes of $12.5 million and a provision for income taxes of $42.3 million in the second quarter and first half of 2020, respectively. Our effective tax rate of 7% for the first half of 2021 was lower than the U.S. statutory rate primarily due to a $99.7 million discrete tax benefit associated with an increase in the U.K.’s corporate tax rate effective in April 2023. Our effective tax rate of 3% for the first half of 2020 was lower than the U.S. statutory rate primarily due to a discrete tax benefit of $187.0 million associated with the transfer of intellectual property rights to the U.K. in the second quarter of 2020, a discrete benefit related to the write off of a long-term intercompany receivable in the first quarter of 2020 and excess tax benefits related to stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,	Increase/(Decrease)
	2021	2020	$	%
	(in thousands)
Cash, cash equivalents and marketable securities	$6,707,993	$6,658,897	$49,096	1%
Working Capital
Total current assets	8,457,514	8,133,379	324,135	4%
Total current liabilities	(1,836,448)	(1,877,533)	(41,085)	(2)%
Total working capital	$6,621,066	$6,255,846	$365,220	6%
As of June 30, 2021, total working capital was $6.6 billion, which represented an increase of $365 million from $6.3 billion as of December 31, 2020. The increase in total working capital in the first half of 2021 was primarily related to $721.3 million of cash provided by operations, which was net of our $900 million payment to CRISPR, partially offset by $425.0 million of cash used in the first quarter of 2021 to repurchase our common stock pursuant to a share repurchase program approved by our Board of Directors in November 2020 and expenditures for property and equipment of $120.8 million.
Sources of Liquidity
As of June 30, 2021, we had cash, cash equivalents and marketable securities of $6.71 billion, which represented an increase of $49 million from $6.66 billion as of December 31, 2020. We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity.
We may borrow up to a total of $2.5 billion pursuant to two revolving credit facilities. We may repay and reborrow amounts under these revolving credit agreements without penalty. Subject to certain conditions, we may request that the borrowing capacity for each of the credit agreements be increased by an additional $500.0 million, for a total of $3.5 billion collectively.
Other possible sources of future liquidity include commercial debt, public and private offerings of our equity and debt securities, strategic sales of assets or businesses and financial transactions. Negative covenants in our credit agreement may prohibit or limit our ability to access these sources of liquidity. As of June 30, 2021, we were in compliance with these covenants.
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
•We have $1.5 billion available under a new share repurchase program approved by our Board of Directors on June 23, 2021.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 11, 2021.

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management (under the supervision and with the participation of our chief executive officer and chief financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, as of June 30, 2021 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•our expectations regarding clinical trials, development timelines, regulatory authority filings, submissions and potential approvals and label expansions for our medicines, product candidates and other pipeline programs, including timing and structure of clinical trials, timing of our receipt of data from our ongoing and planned clinical trials, and timing of anticipated regulatory filings;
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
•our beliefs regarding the number of people with CF and those potentially eligible for our medicines, and our ability to grow our CF business by increasing the number of people with CF eligible and able to receive our medicines;
•our expectations regarding the potential benefits and commercial potential of our product candidates, including the potential approach to treating or cure specific diseases;
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
On June 23, 2021, our Board of Directors approved a share repurchase program (the “2021 Share Repurchase Program”), pursuant to which we are authorized to repurchase up to $1.5 billion of our common stock by December 31, 2022. As of June 30, 2021, the full repurchase authorization remained available under this program.
Under the 2021 Share Repurchase Program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be pursuant to Rule 10b5-1 plans or other means as determined by management and in accordance with the requirements of the SEC.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1
Amended and Restated Joint Development and Commercialization Agreement, dated April 16, 2021, between Vertex Pharmaceuticals Incorporated, Vertex Pharmaceuticals (Europe) Limited and CRISPR Therapeutics AG, CRISPR Therapeutics Limited, CRISPR Therapeutics, Inc., TRACR Hematology Ltd.†#

10.2	Lease, dated May 5, 2011, between Fifty Northern Avenue LLC and Vertex Pharmaceuticals Incorporated.†
10.3	Lease, dated May 5, 2011, between Eleven Fan Pier Boulevard LLC and Vertex Pharmaceuticals Incorporated.†
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†	Confidential portions of this document have been redacted according to the applicable rules.
#	Certain exhibits and schedules to these agreements have been omitted pursuant to Item 601 of Regulation S-K. The registrant will furnish copies of any of the exhibits and schedules to the Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

July 30, 2021	By:	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Chief Financial Officer (principal financial officer and duly authorized officer)