Form 10-Q
period 2021-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2021-11-03
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	254,251,938	Outstanding at October 29, 2021

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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

Part I. Financial Information

Item 1.  Financial Statements

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Product revenues, net	$1,984,164	$1,536,271	$5,500,839	$4,575,863
Other revenues	—	2,000	1,000	2,000
Total revenues	1,984,164	1,538,271	5,501,839	4,577,863
Costs and expenses:
Cost of sales	236,512	186,182	656,813	533,199
Research and development expenses	493,751	493,497	2,356,814	1,362,953
Selling, general and administrative expenses	198,189	184,551	584,935	558,613
Change in fair value of contingent consideration	1,200	1,800	(1,100)	12,600
Total costs and expenses	929,652	866,030	3,597,462	2,467,365
Income from operations	1,054,512	672,241	1,904,377	2,110,498
Interest income	1,116	3,100	3,714	19,919
Interest expense	(15,255)	(13,856)	(46,411)	(41,863)
Other income (expense), net	42,368	84,386	(2,234)	139,621
Income before provision for income taxes	1,082,741	745,871	1,859,446	2,228,175
Provision for income taxes	230,813	78,437	287,456	120,718
Net income	$851,928	$667,434	$1,571,990	$2,107,457

Net income per common share:
Basic	$3.30	$2.56	$6.08	$8.10
Diluted	$3.28	$2.53	$6.03	$7.98
Shares used in per share calculations:
Basic	257,876	260,392	258,740	260,313
Diluted	259,707	264,079	260,877	264,031
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$851,928	$667,434	$1,571,990	$2,107,457
Other comprehensive income (loss):
Unrealized holding (losses) gains on marketable securities, net	(56)	(1,132)	(329)	818
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $(9.6) million, $7.6 million, $(21.2) million and $7.3 million, respectively	34,766	(26,313)	77,011	(27,211)
Foreign currency translation adjustment	1,986	584	3,335	(12,616)
Total other comprehensive income (loss)	36,696	(26,861)	80,017	(39,009)
Comprehensive income	$888,624	$640,573	$1,652,007	$2,068,448
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$6,275,698	$5,988,187
Marketable securities	685,187	670,710
Accounts receivable, net	1,100,372	885,352
Inventories	333,456	280,777
Prepaid expenses and other current assets	457,827	308,353
Total current assets	8,852,540	8,133,379
Property and equipment, net	1,042,347	958,534
Goodwill	1,002,158	1,002,158
Intangible assets	400,000	400,000
Deferred tax assets	933,839	882,779
Operating lease assets	312,343	325,564
Other assets	75,518	49,394
Total assets	$12,618,745	$11,751,808
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$127,863	$155,139
Accrued expenses	1,584,992	1,404,971
Other current liabilities	201,409	317,423
Total current liabilities	1,914,264	1,877,533
Long-term finance lease liabilities	513,255	539,042
Long-term operating lease liabilities	363,545	350,463
Long-term contingent consideration	188,500	189,600
Other long-term liabilities	108,473	108,355
Total liabilities	3,088,037	3,064,993
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000 shares authorized, 256,206 and 259,890 shares issued and outstanding, respectively	2,562	2,599
Additional paid-in capital	7,085,950	7,894,027
Accumulated other comprehensive income (loss)	11,537	(68,480)
Retained earnings	2,430,659	858,669
Total shareholders’ equity	9,530,708	8,686,815
Total liabilities and shareholders’ equity	$12,618,745	$11,751,808
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2020	260,124	$2,601	$7,943,717	$(14,121)	$(412,955)	$7,519,242
Other comprehensive loss, net of tax	—	—	—	(26,861)	—	(26,861)
Net income	—	—	—	—	667,434	667,434
Repurchase of common stock	(403)	(4)	(108,003)	—	—	(108,007)
Common stock withheld for employee tax obligations	(141)	(1)	(40,527)	—	—	(40,528)
Issuance of common stock under benefit plans	594	5	21,699	—	—	21,704
Stock-based compensation expense	—	—	100,489	—	—	100,489
Balance at September 30, 2020	260,174	$2,601	$7,917,375	$(40,982)	$254,479	$8,133,473

Balance at June 30, 2021	259,114	$2,591	$7,640,233	$(25,159)	$1,578,731	$9,196,396
Other comprehensive income, net of tax	—	—	—	36,696	—	36,696
Net income	—	—	—	—	851,928	851,928
Repurchase of common stock	(3,293)	(33)	(642,240)	—	—	(642,273)
Common stock withheld for employee tax obligations	(144)	(1)	(28,558)	—	—	(28,559)
Issuance of common stock under benefit plans	529	5	12,862	—	—	12,867
Stock-based compensation expense	—	—	103,653	—	—	103,653
Balance at September 30, 2021	256,206	$2,562	$7,085,950	$11,537	$2,430,659	$9,530,708

	Nine Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	258,993	$2,589	$7,937,606	$(1,973)	$(1,852,978)	$6,085,244
Other comprehensive loss, net of tax	—	—	—	(39,009)	—	(39,009)
Net income	—	—	—	—	2,107,457	2,107,457
Repurchase of common stock	(1,807)	(18)	(408,015)	—	—	(408,033)
Common stock withheld for employee tax obligations	(727)	(7)	(179,768)	—	—	(179,775)
Issuance of common stock under benefit plans	3,715	37	232,042	—	—	232,079
Stock-based compensation expense	—	—	335,510	—	—	335,510
Balance at September 30, 2020	260,174	$2,601	$7,917,375	$(40,982)	$254,479	$8,133,473

Balance at December 31, 2020	259,890	$2,599	$7,894,027	$(68,480)	$858,669	$8,686,815
Other comprehensive income, net of tax	—	—	—	80,017	—	80,017
Net income	—	—	—	—	1,571,990	1,571,990
Repurchase of common stock	(5,282)	(53)	(1,067,172)	—	—	(1,067,225)
Common stock withheld for employee tax obligations	(633)	(6)	(134,217)	—	—	(134,223)
Issuance of common stock under benefit plans	2,231	22	66,707	—	—	66,729
Stock-based compensation expense	—	—	326,605	—	—	326,605
Balance at September 30, 2021	256,206	$2,562	$7,085,950	$11,537	$2,430,659	$9,530,708
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,571,990	$2,107,457
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	322,792	332,434
Depreciation expense	91,768	80,160
(Decrease) increase in fair value of contingent consideration	(1,100)	12,600
Deferred income taxes	(112,654)	65,110
Gains on equity securities	(4,993)	(140,866)
Other non-cash items, net	20,588	52,371
Changes in operating assets and liabilities:
Accounts receivable, net	(231,166)	(151,191)
Inventories	(65,827)	(94,907)
Prepaid expenses and other assets	(107,672)	(264,909)
Accounts payable	(22,043)	16,153
Accrued expenses	254,157	451,084
Other liabilities	(67,333)	296,477
Net cash provided by operating activities	1,648,507	2,761,973
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(447,759)	(246,937)
Maturities of available-for-sale debt securities	452,133	184,419
Purchases of property and equipment	(173,285)	(212,109)
Investment in equity securities and notes receivable	(37,991)	(19,327)
Sale of equity securities	—	149,595
Net cash used in investing activities	(206,902)	(144,359)
Cash flows from financing activities:
Issuances of common stock under benefit plans	67,289	234,854
Repurchases of common stock	(1,057,225)	(408,033)
Payments in connection with common stock withheld for employee tax obligations	(134,223)	(179,775)
Payments on finance leases	(34,592)	(31,378)
Proceeds from finance leases	12,647	8,642
Other financing activities	4,339	(4,399)
Net cash used in financing activities	(1,141,765)	(380,089)
Effect of changes in exchange rates on cash	(8,472)	2,779
Net increase in cash, cash equivalents and restricted cash	291,368	2,240,304
Cash, cash equivalents and restricted cash—beginning of period	5,988,845	3,120,681
Cash, cash equivalents and restricted cash—end of period	$6,280,213	$5,360,985

Supplemental disclosure of cash flow information:
Cash paid for interest	$42,698	$40,769
Cash paid for income taxes	$381,533	$81,684
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
Certain information and footnote disclosures normally included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Annual Report on Form 10-K”) have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2021 and 2020.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
B.Revenue Recognition
Disaggregation of Revenue
Revenues by Product
Product revenues, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
TRIKAFTA/KAFTRIO	$1,555,772	$960,308	$4,004,600	$2,773,256
SYMDEKO/SYMKEVI	81,415	156,178	339,969	501,066
ORKAMBI	184,561	225,919	624,224	692,038
KALYDECO	162,416	193,866	532,046	609,503
Total product revenues, net	$1,984,164	$1,536,271	$5,500,839	$4,575,863
Product Revenues by Geographic Location
Total net product revenues by geographic region, based on the location of the customer, consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
United States	$1,382,892	$1,222,565	$3,893,245	$3,620,467
Outside of the United States
Europe	518,826	251,366	1,382,701	766,438
Other	82,446	62,340	224,893	188,958
Total product revenues outside of the United States	601,272	313,706	1,607,594	955,396
Total product revenues, net	$1,984,164	$1,536,271	$5,500,839	$4,575,863
Contract Liabilities
The Company had contract liabilities of $104.1 million and $191.5 million as of September 30, 2021 and December 31, 2020, respectively, related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement the Company can receive. Upon exceeding the annual reimbursement amount, products are provided free of charge, which is a material right. These contracts include upfront payments and fees. The Company defers a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” The deferred amount is recognized as revenue when the free products are shipped. The Company’s product revenue contracts include performance obligations that are one year or less.
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
The Company’s in-license and out-license agreements that had a significant impact on its financial statements for the three and nine months ended September 30, 2021 and 2020, or were new or materially revised during the nine months ended September 30, 2021, are described below. Additional in-license and out-license agreements were described in Note B, “Collaborative Arrangements,” of the Company’s 2020 Annual Report on Form 10-K.
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
The Company’s “Research and development expenses” included $26.8 million and $986.8 million for the three and nine months ended September 30, 2021, respectively, and $80.1 million and $143.3 million for the three and nine months ended September 30, 2020, respectively, related to upfront and milestone payments pursuant to its in-license agreements.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
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
The Company and CRISPR shared equally all expenses incurred under the Original CTX001 JDCA. On July 1, 2021, with respect to CTX001, the net profits and net losses incurred pursuant to the A&R JDCA began to be allocated 60% to the Company and 40% to CRISPR, while all other product candidates and products continued to have net profits and net losses shared equally between the parties. The Company concluded that the Original CTX001 JDCA and the A&R JDCA are cost-sharing arrangements, which result in the net impact of the arrangements being recorded in “Research and development expenses” in its condensed consolidated statements of operations. During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following amounts in total related to these agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Total research and development expenses incurred under the Original CTX001 JDCA and A&R JDCA	$58,659	$28,623	$147,448	$66,720
Vertex’s share recognized in research and development expenses in condensed consolidated statement of operations	35,195	14,311	79,590	33,360
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
Out-license Agreements
The Company has entered into licensing agreements pursuant to which it has out-licensed rights to certain drug candidates to third-party collaborators. Pursuant to these out-license agreements, the Company’s collaborators become responsible for all costs related to the continued development of such drug candidates and obtain development and commercialization rights to these drug candidates. Depending on the terms of the agreements, the Company’s collaborators may be required to make upfront payments, milestone payments upon the achievement of certain product research and development objectives and may also be required to pay royalties on future sales, if any, of commercial products resulting from the collaboration. The termination provisions associated with these collaborations are generally the same as those described above related to the Company’s in-license agreements. None of the Company’s out-license agreements had a significant impact on the Company’s condensed consolidated statement of operations during the three and nine months ended September 30, 2021 and 2020.

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
The following table sets forth the computation of basic and diluted net income per common share for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Net income	$851,928	$667,434	$1,571,990	$2,107,457

Basic weighted-average common shares outstanding	257,876	260,392	258,740	260,313
Effect of potentially dilutive securities:
Stock options	971	1,887	1,124	1,936
Restricted stock units (including PSUs)	841	1,788	1,003	1,765
Employee stock purchase program	19	12	10	17
Diluted weighted-average common shares outstanding	259,707	264,079	260,877	264,031

Basic net income per common share	$3.30	$2.56	$6.08	$8.10
Diluted net income per common share	$3.28	$2.53	$6.03	$7.98
The Company did not include the securities in the following table in the computation of the net income per common share because the effect would have been anti-dilutive during each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Stock options	1,060	23	711	303
Unvested restricted stock units (including PSUs)	204	252	440	229

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
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
During the three and nine months ended September 30, 2021 and 2020, the Company did not record any other-than-temporary impairment charges related to its financial assets.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables set forth the Company’s financial assets and liabilities subject to fair value measurements by level within the fair value hierarchy (and does not include $2.7 billion and $2.8 billion of cash as of September 30, 2021 and December 31, 2020, respectively):

	As of September 30, 2021				As of December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in thousands)
Financial instruments carried at fair value (asset positions):
Cash equivalents:
Money market funds	$3,578,764	$3,578,764	$—	$—	$3,141,053	$3,141,053	$—	$—
Commercial paper	31,998	—	31,998	—	—	—	—	—
Marketable securities:
Corporate equity securities	218,764	218,764	—	—	195,781	15,650	180,131	—
U.S. Treasury securities	46,539	46,539	—	—	—	—	—	—
Government-sponsored enterprise securities	69,002	69,002	—	—	80,063	80,063	—	—
Corporate debt securities	95,359	—	95,359	—	231,598	—	231,598	—
Commercial paper	255,523	—	255,523	—	163,268	—	163,268	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	34,300	—	34,300	—	—	—	—	—
Other assets:
Foreign currency forward contracts	4,781	—	4,781	—	—	—	—	—
Total financial assets	$4,335,030	$3,913,069	$421,961	$—	$3,811,763	$3,236,766	$574,997	$—

Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(4,356)	$—	$(4,356)	$—	$(59,184)	$—	$(59,184)	$—
Long-term contingent consideration	(188,500)	—	—	(188,500)	(189,600)	—	—	(189,600)
Other long-term liabilities:
Foreign currency forward contracts	(29)	—	(29)	—	(4,283)	—	(4,283)	—
Total financial liabilities	$(192,885)	$—	$(4,385)	$(188,500)	$(253,067)	$—	$(63,467)	$(189,600)
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
Fair Value of Contingent Consideration
In 2019, the Company acquired Exonics Therapeutics, Inc. (“Exonics”), a privately-held company focused on creating transformative gene-editing therapies to repair mutations that cause DMD and other severe neuromuscular diseases, including DM1. The Company’s Level 3 contingent consideration liabilities are related to $678.3 million of development and regulatory milestones potentially payable to Exonics’ former equity holders. The Company bases its estimates of the probability of achieving the milestones relevant to the fair value of contingent payments on industry data attributable to rare diseases. The discount rates used in the valuation model for contingent payments, which were between 0.3% and 2.2% as of September 30, 2021, represent a measure of credit risk and market risk associated with settling the liabilities. Significant

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
judgment is used in determining the appropriateness of these assumptions at each reporting period. Due to the uncertainties associated with development and commercialization of drug candidates in the pharmaceutical industry and the effects of changes in other assumptions including discount rates, the Company expects its estimates regarding the fair value of contingent consideration to change in the future, resulting in adjustments to the fair value of the Company’s contingent consideration liabilities, and the effect of any such adjustments could be material.
The following table represents a rollforward of the fair value of the Company’s contingent consideration liabilities:

Nine Months Ended September 30, 2021
(in thousands)
Balance at December 31, 2020	$189,600
Decrease in fair value of contingent payments	(1,100)
Balance at September 30, 2021	$188,500

F.Marketable Securities and Equity Investments
A summary of the Company’s cash equivalents and marketable securities, which are recorded at fair value (and do not include $2.7 billion and $2.8 billion of cash as of September 30, 2021 and December 31, 2020, respectively), is shown below:

	As of September 30, 2021				As of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Cash equivalents:
Money market funds	$3,578,764	$—	$—	$3,578,764	$3,141,053	$—	$—	$3,141,053
Commercial paper	31,997	1	—	31,998	—	—	—	—
Total cash equivalents	$3,610,761	$1	$—	$3,610,762	$3,141,053	$—	$—	$3,141,053
Marketable securities:
U.S. Treasury securities	$46,536	$4	$(1)	$46,539	$—	$—	$—	$—
Government-sponsored enterprise securities	68,996	8	(2)	69,002	80,046	17	—	80,063
Corporate debt securities	95,385	26	(52)	95,359	231,263	377	(42)	231,598
Commercial paper	255,501	40	(18)	255,523	163,286	19	(37)	163,268
Total marketable debt securities	466,418	78	(73)	466,423	474,595	413	(79)	474,929
Corporate equity securities	69,418	150,263	(917)	218,764	51,427	144,354	—	195,781
Total marketable securities	$535,836	$150,341	$(990)	$685,187	$526,022	$144,767	$(79)	$670,710
Available-for-sale debt securities were classified on the Company's condensed consolidated balance sheets at fair value as follows:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Cash and cash equivalents	$3,610,762	$3,141,053
Marketable securities	466,423	474,929
Total	$4,077,185	$3,615,982

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
Available-for-sale debt securities by contractual maturity were as follows:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Matures within one year	$4,014,441	$3,526,185
Matures after one year through five years	62,744	89,797
Total	$4,077,185	$3,615,982
The Company has a limited number of available-for-sale debt securities in insignificant loss positions as of September 30, 2021, which it does not intend to sell and has concluded it will not be required to sell before recovery of the amortized costs for the investments at maturity. The Company did not record any charges for other-than-temporary declines in the fair value of available-for-sale debt securities or gross realized gains or losses in the three and nine months ended September 30, 2021 and 2020.
The Company records changes in the fair value of its investments in corporate equity securities to “Other income (expense), net” on its condensed consolidated statements of operations. During the three and nine months ended September 30, 2021 and 2020, the Company’s net unrealized gains on corporate equity securities held at the conclusion of each period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net unrealized gains	$46,679	$69,834	$4,993	$102,317
During the nine months ended September 30, 2020, the Company received proceeds of $149.6 million related to the sale of the common stock of publicly traded companies, which had a total original weighted-average cost basis of $51.3 million. There were no sales of the common stock of publicly traded companies during the nine months ended September 30, 2021.
As of September 30, 2021, the carrying value of the Company’s equity investments without readily determinable fair values, which are recorded in “Other assets” on its condensed consolidated balance sheets, was $35.9 million.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
G.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

	Foreign Currency Translation Adjustment	Unrealized Holding Gains (Losses), Net of Tax		Total
		On Available-For-Sale Debt Securities	On Foreign Currency Forward Contracts
	(in thousands)
Balance at December 31, 2020	$(15,678)	$334	$(53,136)	$(68,480)
Other comprehensive income (loss) before reclassifications	3,335	(329)	46,175	49,181
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	30,836	30,836
Net current period other comprehensive income (loss)	3,335	(329)	77,011	80,017
Balance at September 30, 2021	$(12,343)	$5	$23,875	$11,537

Balance at December 31, 2019	$(895)	$503	$(1,581)	$(1,973)
Other comprehensive (loss) income before reclassifications	(12,616)	818	(20,913)	(32,711)
Amounts reclassified from accumulated other comprehensive loss	—	—	(6,298)	(6,298)
Net current period other comprehensive (loss) income	(12,616)	818	(27,211)	(39,009)
Balance at September 30, 2020	$(13,511)	$1,321	$(28,792)	$(40,982)

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
The Company formally documents the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as the Company’s risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If the Company were to determine that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, the Company would discontinue hedge accounting treatment prospectively. The Company measures effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of September 30, 2021, all hedges were determined to be highly effective.
The Company considers the impact of its counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of September 30, 2021 and December 31, 2020, credit risk did not change the fair value of the Company’s foreign currency forward contracts.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the notional amount in U.S. dollars of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP:

	As of September 30, 2021	As of December 31, 2020
Foreign Currency	(in thousands)
Euro	$1,194,338	$745,099
British pound sterling	277,815	160,427
Australian dollar	95,970	99,922
Canadian dollar	87,259	86,468
Swiss Franc	41,335	—
Total foreign currency forward contracts	$1,696,717	$1,091,916
Foreign currency forward contracts - Not designated as hedging instruments
The Company also enters into foreign currency forward contracts with contractual maturities of less than one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under U.S. GAAP. The Company recognizes realized gains and losses for such contracts in “Other income (expense), net” in its condensed consolidated statements of operations each period. As of September 30, 2021, the notional amount of the Company’s outstanding foreign currency forward contracts where hedge accounting under U.S. GAAP is not applied was $306.2 million.
During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following related to foreign currency forward contracts in its condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$(5,224)	$(7,249)	$(39,342)	$8,039
Not designated as hedging instruments
Other income (expense), net	$(400)	$25,897	$(9,350)	$15,724

Total reported in the Condensed Consolidated Statement of Operations
Product revenues, net	$1,984,164	$1,536,271	$5,500,839	$4,575,863
Other income (expense), net	$42,368	$84,386	$(2,234)	$139,621
The following table summarizes the fair value of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP included on its condensed consolidated balance sheets:

As of September 30, 2021
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid expenses and other current assets	$34,300	Other current liabilities	$(4,356)
Other assets	4,781	Other long-term liabilities	(29)
Total assets	$39,081	Total liabilities	$(4,385)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2020
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in thousands)
Prepaid expenses and other current assets	$—	Other current liabilities	$(59,184)
Other assets	—	Other long-term liabilities	(4,283)
Total assets	$—	Total liabilities	$(63,467)
As of September 30, 2021, the Company expects the amounts that are related to foreign exchange forward contracts designated as cash flow hedges under U.S. GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under U.S. GAAP on the Company’s condensed consolidated balance sheets:

	As of September 30, 2021
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$39,081	$—	$39,081	$(4,385)	$34,696
Total liabilities	(4,385)	—	(4,385)	4,385	—

As of December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in thousands)
Total assets	$—	$—	$—	$—	$—
Total liabilities	(63,467)	—	(63,467)	—	(63,467)

I.Inventories
Inventories consisted of the following:

	As of September 30, 2021	As of December 31, 2020
	(in thousands)
Raw materials	$45,990	$46,232
Work-in-process	192,650	161,324
Finished goods	94,816	73,221
Total	$333,456	$280,777

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
J.Stock-based Compensation Expense and Share Repurchase Programs
Stock-based compensation expense
During the three and nine months ended September 30, 2021 and 2020, the Company recognized the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Stock-based compensation expense by type of award:
Restricted stock units (including PSUs) and restricted stock	$89,458	$84,043	$279,131	$279,611
Stock options	7,875	13,221	29,580	47,334
ESPP share issuances	6,321	3,225	17,895	8,565
Stock-based compensation expense related to inventories	(658)	(950)	(3,814)	(3,076)
Total stock-based compensation expense included in costs and expenses	$102,996	$99,539	$322,792	$332,434

Stock-based compensation expense by line item:
Cost of sales	$1,599	$1,250	$4,570	$3,998
Research and development expenses	60,995	60,770	196,412	203,732
Selling, general and administrative expenses	40,402	37,519	121,810	124,704
Total stock-based compensation expense included in costs and expenses	102,996	99,539	322,792	332,434
Income tax effect	(21,556)	(35,295)	(73,663)	(130,692)
Total stock-based compensation expense, net of tax	$81,440	$64,244	$249,129	$201,742
Share repurchase programs
In 2019, the Company’s Board of Directors approved a share repurchase program (the “2019 Share Repurchase Program”), pursuant to which the Company repurchased $500.0 million of its common stock in 2019 and 2020. During the nine months ended September 30, 2020, the Company repurchased 1,806,587 shares of its common stock under the 2019 Share Repurchase Program for an aggregate of $408.0 million.
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
On June 23, 2021, the Company’s Board of Directors approved a new share repurchase program (the “2021 Share Repurchase Program”), pursuant to which the Company is authorized to repurchase up to $1.5 billion of its common stock by December 31, 2022. During the three months ended September 30, 2021, the Company repurchased 3,293,161 shares of its common stock under the 2021 Share Repurchase Program for an aggregate of $642.2 million. As of September 30, 2021, a total of $857.8 million remained available under this program.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
K.Income Taxes
The Company is subject to U.S. federal, state, and foreign income taxes. During the three and nine months ended September 30, 2021 and 2020, the Company recorded the following provisions for income taxes and effective tax rates as compared to its income before provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except percentages)
Income before provision for income taxes	$1,082,741	$745,871	$1,859,446	$2,228,175
Provision for income taxes	230,813	78,437	287,456	120,718

Effective tax rate	21%	11%	15%	5%
The Company’s effective tax rate for the three months ended September 30, 2021 was similar to the U.S. statutory rate. The Company’s effective tax rate for the nine months ended September 30, 2021 was lower than the U.S. statutory rate primarily due to a $99.7 million discrete tax benefit associated with an increase in the U.K.’s corporate tax rate from 19% to 25%, which was enacted in June 2021 and will become effective in April 2023.
The Company’s effective tax rate for the three months ended September 30, 2020 was lower than the U.S. statutory rate primarily due to a discrete tax benefit associated with an increase in the U.K.’s corporate tax rate from 17% to 19%, which was enacted and became effective in July 2020. The Company’s effective tax rate for the nine months ended September 30, 2020 was lower than the U.S. statutory rate due to a discrete tax benefit of $209.0 million associated with an intra-entity transfer of intellectual property rights to the U.K., a discrete benefit related to the write-off of a long-term intercompany receivable, the increase in the U.K.’s corporate tax rate from 17% to 19% noted above and excess tax benefits related to stock-based compensation.
As part of the U.S. Tax Cut and Jobs Act of 2017, the Company is subject to a territorial tax system, under which it must establish an accounting policy to provide for tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The Company has elected to treat the impact of GILTI as a current tax expense in its provision for income taxes.
The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority. Unrecognized tax benefits represent the aggregate tax effect of differences between tax return positions and the benefits recognized in the consolidated financial statements. As of September 30, 2021 and December 31, 2020, the Company had $89.0 million and $75.8 million, respectively, of net unrecognized tax benefits, which would affect the Company’s tax rate if recognized. The Company does not expect that its unrecognized tax benefits will materially change within the next twelve months.
As of September 30, 2021, foreign earnings have been retained by foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to withholding taxes payable to the various foreign countries.
The Company files U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. The Company has various income tax audits ongoing at any time throughout the world. The Company is no longer subject to any tax assessment from an income tax examination in the U.S. or any other major taxing jurisdiction before 2011, except where the Company has net operating losses or tax credit carryforwards that originate before 2011.

L.Commitments and Contingencies
Revolving Credit Facilities
The Company and certain of its subsidiaries have entered into two credit agreements (the “Credit Agreements”) with Bank of America, N.A., as administrative agent and the lenders referred to therein (the “Lenders”). The Credit Agreements

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
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
The Credit Agreements contain customary representations and warranties and affirmative and negative covenants, including financial covenants to maintain (x) subject to certain limited exceptions, a consolidated leverage ratio of 3.50 to 1.00, subject to an increase to 4.00 to 1.00 following a material acquisition and (y) a consolidated interest coverage ratio of 2.50 to 1.00, in each case measured on a quarterly basis. As of September 30, 2021, the Company was in compliance with the covenants described above. The Credit Agreements also contain customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under outstanding loans.
Direct costs related to the Credit Agreements are recorded over the term of the Credit Agreements and were not material to the Company’s financial statements.
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
Other Contingencies
The Company has certain contingent liabilities that arise in the ordinary course of its business activities. The Company accrues a reserve for contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. Other than the Company’s contingent consideration liabilities discussed in Note E, “Fair Value Measurements,” there were no material contingent liabilities accrued as of September 30, 2021 or December 31, 2020.

M.Additional Cash Flow Information
The cash, cash equivalents and restricted cash at the beginning and ending of each period presented in the Company’s condensed consolidated statements of cash flows consisted of the following:

	Nine Months Ended September 30,
	2021		2020
	Beginning of period	End of period	Beginning of period	End of period
	(in thousands)
Cash and cash equivalents	$5,988,187	$6,275,698	$3,109,322	$5,358,087
Prepaid expenses and other current assets	658	4,515	8,004	2,898
Other assets	—	—	3,355	—
Cash, cash equivalents and restricted cash per condensed consolidated statement of cash flows	$5,988,845	$6,280,213	$3,120,681	$5,360,985

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
Our triple combination regimen, TRIKAFTA/KAFTRIO (elexacaftor/tezacaftor/ivacaftor and ivacaftor), was approved in 2019 in the United States, or U.S., and in 2020 in the European Union, or E.U. Collectively, our four medicines are approved to treat the majority of the approximately 83,000 people with CF in North America, Europe and Australia. We are evaluating our medicines in additional patient populations, including younger children, with the goal of having small molecule treatments for up to 90% of people with CF. We are also pursuing genetic therapies to address the remaining 10% of people with CF who are not eligible for our small molecule correctors.
Beyond CF, we continue to research and develop small molecule drug candidates for the treatment of serious diseases, including alpha-1 antitrypsin, or AAT, deficiency, APOL1-mediated kidney diseases, and pain. We are also focused on developing cell and genetic therapies for various diseases in our pipeline, including sickle cell disease, or SCD, beta thalassemia, type 1 diabetes, or T1D, Duchenne muscular dystrophy, or DMD, myotonic dystrophy, or DM1, and CF. We are evaluating CTX001, a genetic therapy, as a potential treatment for SCD and transfusion-dependent beta thalassemia, or TDT, the most severe form of beta thalassemia, in collaboration with CRISPR Therapeutics AG, or CRISPR. In T1D, we are pursuing two programs for the transplant of functional islets into patients: transplantation of islet cells alone, using immunosuppression to protect the implanted cells, and implantation of the islet cells inside a novel immunoprotective device.
Financial Highlights

Revenues In the third quarter of 2021, our net product revenues continued to increase due to the uptake of KAFTRIO in Europe and continued performance of TRIKAFTA in the U.S.
Cash
Our cash, cash equivalent and marketable securities increased to $6.96 billion as of September 30, 2021 as compared to $6.66 billion as of December 31, 2020 primarily due to our net product revenues and profitability, offset by repurchases of our common stock, and a $900.0 million payment we made to CRISPR in connection with an amendment to our CTX001 collaboration.

Expenses
Our total R&D and SG&A expenses increased to $691.9 million in the third quarter of 2021 as compared to $678.0 million in the third quarter of 2020. In the third quarter of 2021, cost of sales was 12% of our net product revenues.

Business Updates
Cystic Fibrosis Marketed Products
We expect to continue to grow our CF business by increasing the number of people with CF eligible and able to receive our medicines. Recent progress in our CF business is included below.
•We have signed a letter of intent with the pan-Canadian Pharmaceutical Alliance regarding the public reimbursement of TRIKAFTA for eligible people with CF. We have reached multiple provincial reimbursement agreements across Canada providing approximately 90% of Canadian patients 12 years of age and older and covered by government insurance with reimbursed access to TRIKAFTA.
•Our application for approval of TRIKAFTA in children 6 through 11 years of age has been accepted for priority review by Health Canada.
•TRIKAFTA/KAFTRIO is now approved and reimbursed or accessible in more than 20 countries outside the U.S., including Italy, France and Canada.
Pipeline
We continue to advance a pipeline of potentially transformative small molecule, and cell and genetic therapies aimed at treating serious diseases. Recent and anticipated progress in activities supporting these efforts is included below.
Cystic Fibrosis
•We recently initiated our Phase 3 clinical trials evaluating the new once-daily investigational triple combination of VX-121/tezacaftor/VX-561 (deutivacaftor).
•In collaboration with Moderna, Inc., we are seeking to discover and develop CF mRNA therapeutics designed to treat the underlying cause of CF by enabling cells in the lungs to produce functional CF transmembrane conductance regulator, or CFTR, protein for the treatment of the 10% of patients who do not produce any CFTR protein. We are conducting enabling studies and expect to submit an Investigational New Drug Application, or IND, for this program in 2022.
Beta Thalassemia and Sickle Cell Disease
•We and our collaborator, CRISPR, are evaluating the use of a non-viral ex vivo CRISPR gene-editing therapy, CTX001, for the treatment of TDT and severe SCD. This approach aims to edit a person’s hematopoietic stem cells to produce fetal hemoglobin in red blood cells, which has the potential to reduce or eliminate symptoms associated with the diseases.
•Data presented to date support the potential profile of CTX001 as a one-time functional cure for people with TDT and severe SCD, showing consistent and durable benefit across all treated patients. CTX001 safety data to date is generally consistent with an autologous stem cell transplant and myeloablative conditioning.
•Target enrollment has been achieved in the ongoing clinical trials evaluating CTX001 in TDT and severe SCD. We anticipate submissions for regulatory approval of CTX001 in late 2022.
Type 1 Diabetes
•We are developing cell therapies designed to replace insulin-producing islet cells that are destroyed in people with T1D, with the goal of delivering a potential functional cure.
•VX-880 is a stem cell-derived, allogeneic, fully differentiated, insulin-secreting islet cell replacement therapy, using standard immunosuppression to protect the implanted cells. Our Phase 1/2 clinical trial evaluating VX-880 as a potential treatment for T1D is ongoing at multiple clinical sites in the U.S. and the Clinical Trial Application has been approved in Canada. In October 2021, we announced positive Day 90 data for the first T1D patient in the Phase 1/2 clinical trial of VX-880.

•We are pursuing a second program in which these stem cell-derived, fully differentiated, insulin-secreting islet cells are encapsulated and implanted in an immunoprotective device. We are conducting IND-enabling studies, and we expect to submit an IND for this cells and device program in 2022.
APOL1-Mediated Kidney Diseases
•We are evaluating the potential of oral, small molecule inhibitors of APOL1 function to treat people with APOL1-mediated kidney diseases.
•Enrollment is complete in the Phase 2 proof-of-concept clinical trial evaluating VX-147 for treatment of people with APOL1-mediated focal segmental glomerulosclerosis with reduction of proteinuria as the primary endpoint. We expect results from this clinical trial in the fourth quarter of 2021 and expect that these results will inform the potential progression of VX-147 into pivotal clinical trials in the broader population of people with APOL1-mediated non-diabetic proteinuric kidney diseases.
Pain
•NaV1.8 is a genetically and pharmacologically validated novel target for the treatment of pain. We previously have demonstrated clinical proof-of-concept with a small molecule investigational treatment targeting NaV1.8 in multiple pain indications including acute pain, neuropathic pain and musculoskeletal pain. We have discovered multiple selective small molecule inhibitors of NaV1.8 with the objective of creating a new class of medicines that have the potential to be highly effective for both acute and chronic pain, without the limitations of opioids and other existing pain medications.
•Two Phase 2 dose ranging acute pain clinical trials evaluating VX-548 are underway; one following bunionectomy surgery and the other following abdominoplasty surgery. We expect to have data from the clinical trials evaluating VX-548 following bunionectomy and abdominoplasty surgeries in the first quarter of 2022.
Alpha-1 Antitrypsin Deficiency
•We are evaluating multiple preclinical compounds with the potential to correct the misfolding of Z-AAT protein in the liver, in order to increase the systemic levels of functional AAT. Misfolded Z-AAT protein is the root cause of AAT deficiency and our small molecule corrector program targets both the liver and lung manifestations of the disease.
•We plan to advance one or more novel small molecule Z-AAT correctors into the clinic in 2022.
Investments in External Innovation
•In the third quarter of 2021, we entered into a new collaboration with Arbor Biotechnologies, Inc., or Arbor, to enhance efforts in developing ex vivo engineered cell therapies for multiple serious diseases using Arbor’s proprietary CRISPR gene-editing technology.
•In October 2021, we entered into a collaboration with Mammoth Biosciences, Inc., or Mammoth, to develop in vivo gene-editing therapies for two diseases using Mammoth’s next-generation CRISPR systems.
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
If we believe that data from a completed registration program support approval of a drug candidate, we submit an New Drug Application or Biologics License Application to the FDA requesting approval to market the drug candidate in the U.S. and seek analogous approvals from comparable regulatory authorities in jurisdictions outside the U.S. To obtain approval, we must, among other things, demonstrate with evidence gathered in nonclinical studies and well-controlled clinical trials that the drug candidate is safe and effective for the disease it is intended to treat and that the manufacturing facilities, processes and controls for the manufacture of the drug candidate are adequate. The FDA and ex-U.S. regulatory authorities have substantial discretion in deciding whether or not a drug candidate should be granted approval based on the benefits and risks of the drug candidate in the treatment of a particular disease, and could delay, limit or deny regulatory approval. If regulatory delays are significant or regulatory approval is limited or denied altogether, our financial results and the commercial prospects for the drug candidate involved will be harmed.
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
Reimbursement
Sales of our products depend, to a large degree, on the extent to which our products are reimbursed by third-party payors, such as government health programs, commercial insurance and managed health care organizations. Reimbursement for our products, including our potential pipeline therapies, cannot be assured and may take significant periods of time to obtain. We dedicate substantial management and other resources in order to obtain and maintain appropriate levels of reimbursement for our products from third-party payors, including governmental organizations in the U.S. and ex-U.S. markets.
In the U.S., we have worked successfully with third party payors in order to promptly obtain appropriate levels of reimbursement for our CF medicines. We plan to continue to engage in discussions with numerous commercial insurers and managed health care organizations, along with government health programs that are typically managed by authorities in the individual states, to ensure that payors recognize the significant benefits that our medicines provide and provide patients with appropriate levels of access to our medicines.
In Europe and other ex-U.S. markets, we seek government reimbursement for our medicines on a country-by-country basis. This is necessary for each new medicine, as well as for label expansions for our current medicines. We have obtained broad reimbursement for our CF medicines in ex-U.S. markets. TRIKAFTA/KAFTRIO is reimbursed or accessible in more than 20 countries outside the U.S., including England, Ireland, Italy, France and Canada. We expect to continue to focus significant resources to obtain expanded reimbursement for our CF medicines and pipeline therapies in ex-U.S. markets.
Strategic Transactions
Acquisitions
As part of our business strategy, we seek to acquire drugs, drug candidates and other technologies and businesses that have the potential to complement our ongoing research and development efforts. In 2019, we invested significantly in business development transactions designed to augment our pipeline, including the acquisition of Semma Therapeutics, Inc., or Semma, a privately-held company focused on the use of stem cell-derived human islets as a treatment for T1D, and Exonics Therapeutics, Inc., or Exonics, a privately-held company focused on creating transformative gene-editing therapies to repair mutations that cause DMD and other severe neuromuscular diseases, including DM1. We expect to continue to identify and evaluate potential acquisitions and may include larger transactions or later-stage assets.
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
In-License Agreements
We have entered into collaborations with biotechnology and pharmaceutical companies in order to acquire rights or to license drug candidates or technologies that enhance our pipeline and/or our research capabilities. Over the last several years, we entered into collaboration agreements with a number of companies, including Arbor, CRISPR, Kymera Therapeutics, Inc., Mammoth, Moderna, Inc., and Obsidian Therapeutics, Inc. Generally, when we in-license a technology or drug candidate, we make upfront payments to the collaborator, assume the costs of the program and/or agree to make contingent payments, which could consist of milestone, royalty and option payments. Most of these collaboration payments are expensed as research and development expenses; however, depending on many factors, including the structure of the collaboration, the significance of the in-licensed drug candidate to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. In the nine months ended September 30, 2021 and 2020, our research and development expenses included $986.8 million and $143.3 million, respectively, related to upfront and milestones payments pursuant to our collaboration agreements. In the nine months ended September 30, 2021, these payments were primarily related to the $900.0 million upfront payment we made to CRISPR in the second quarter of 2021.

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
In April 2021, we and CRISPR entered into an amended and restated joint development and commercialization agreement, or the A&R JDCA. In June 2021, we made a $900.0 million upfront payment to CRISPR in connection with the closing of the transactions contemplated by the A&R JDCA, which we recorded to research and development expenses. Under the terms of the A&R JDCA, we are leading worldwide development, manufacturing and commercialization of CTX001. Additionally, 60% of the net profits and net losses for CTX001 are allocated to us and 40% of the net profits and net losses for CTX001 are allocated to CRISPR. CRISPR may earn an additional one-time $200.0 million milestone payment upon regulatory approval of CTX001.
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
Strategic Investments
In connection with our business development activities, we have periodically made equity investments in our collaborators. As of September 30, 2021, we held strategic equity investments in public companies and certain private companies, and we plan to make additional strategic equity investments in the future. While we invest the majority of our cash, cash equivalents and marketable securities in instruments that meet specific credit quality standards and limit our exposure to any one issue or type of instrument, our strategic investments are maintained and managed separately from our other cash, cash equivalents and marketable securities. Any changes in the fair value of equity investments with readily determinable fair values (including publicly traded securities) are recorded to other income (expense), net in our condensed consolidated statement of operations.
In the nine months ended September 30, 2021 and 2020, we recorded within other income (expense), gains of $5.0 million and $140.9 million, respectively, related to changes in the fair value of our strategic investments, and from sales of certain equity investments. As of September 30, 2021, the fair value of our investments in publicly traded companies was $218.8 million. To the extent that we continue to hold strategic investments, particularly strategic investments in publicly traded companies, we will record other income (expense) related to these strategic investments on a quarterly basis. Due to the volatility of the global markets, including as a result of COVID-19, and the high volatility of stocks in the biotechnology industry, we expect the value of these strategic investments to fluctuate and that the increases or decreases in the fair value of these strategic investments will continue to have material impacts on our net income (expense) and our profitability on a quarterly and/or annual basis.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages and per share amounts)
Revenues	$1,984,164	$1,538,271	$445,893	29%	$5,501,839	$4,577,863	$923,976	20%
Operating costs and expenses	929,652	866,030	63,622	7%	3,597,462	2,467,365	1,130,097	46%
Income from operations	1,054,512	672,241	382,271	57%	1,904,377	2,110,498	(206,121)	(10)%
Other non-operating income (expense), net	28,229	73,630	(45,401)	(62)%	(44,931)	117,677	(162,608)	**
Provision for income taxes	230,813	78,437	152,376	194%	287,456	120,718	166,738	138%
Net income	$851,928	$667,434	$184,494	28%	$1,571,990	$2,107,457	$(535,467)	(25)%

Net income per diluted common share	$3.28	$2.53			$6.03	$7.98
Diluted shares used in per share calculations	259,707	264,079			260,877	264,031

							** Not meaningful
Net Income
Our net income increased in the third quarter of 2021 as compared to the third quarter of 2020 primarily due to increased revenues resulting from the continued uptake of KAFTRIO in Europe and strong performance of TRIKAFTA in the U.S., including the launch of TRIKAFTA in children with CF 6 through 11 years of age. Our increased revenues were partially offset by increased cost of sales consistent with increased product revenues, changes in the fair value of our strategic investments and an increased provision for income taxes.
Our net income decreased in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to the $900.0 million upfront payment we made to CRISPR in the second quarter of 2021 in connection with the amendment of our CTX001 collaboration. Changes in the fair value of our strategic investments, increased cost of sales consistent with increased product revenues and an increased provision for income taxes also decreased our net income. These decreases to our net income were partially offset by increased revenues resulting from the uptake of KAFTRIO in Europe and strong performance of TRIKAFTA in the U.S.

Revenues

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Product revenues, net	$1,984,164	$1,536,271	$447,893	29%	$5,500,839	$4,575,863	$924,976	20%
Other revenues	—	2,000	(2,000)	N/A	1,000	2,000	(1,000)	(50)%
Total revenues	$1,984,164	$1,538,271	$445,893	29%	$5,501,839	$4,577,863	$923,976	20%
Product Revenues, Net

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
TRIKAFTA/KAFTRIO	$1,555,772	$960,308	$595,464	62%	$4,004,600	$2,773,256	$1,231,344	44%
SYMDEKO/SYMKEVI	81,415	156,178	(74,763)	(48)%	339,969	501,066	(161,097)	(32)%
ORKAMBI	184,561	225,919	(41,358)	(18)%	624,224	692,038	(67,814)	(10)%
KALYDECO	162,416	193,866	(31,450)	(16)%	532,046	609,503	(77,457)	(13)%
Total product revenues, net	$1,984,164	$1,536,271	$447,893	29%	$5,500,839	$4,575,863	$924,976	20%
In the third quarter and nine months ended September 30, 2021, our net product revenues increased by $447.9 million and $925.0 million, respectively, as compared to the third quarter and nine months ended September 30, 2020. The increase in our net product revenues in the third quarter and nine months ended September 30, 2021 was primarily due to the continued uptake of KAFTRIO, which was approved in the E.U. in the third quarter of 2020, and the strong performance of TRIKAFTA in the U.S., including the launch of TRIKAFTA in June 2021 in children with CF 6 through 11 years of age. Decreases in revenues for our products other than TRIKAFTA/KAFTRIO were primarily the result of patients switching from these medicines to TRIKAFTA/KAFTRIO.
Our net product revenues from U.S. and ex-U.S. markets were as follows:

	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	%	2021	2020	%
	(in thousands, except percentages)
U.S. markets	$1,382,892	$1,222,565	13%	$3,893,245	$3,620,467	8%
Ex-U.S. markets	601,272	313,706	92%	1,607,594	955,396	68%
Total product revenues, net	$1,984,164	$1,536,271	29%	$5,500,839	$4,575,863	20%
Other Revenues
Our other revenues were $1.0 million and $2.0 million related to collaborative milestones that we earned in the nine months ended September 30, 2021 and 2020, respectively. Our other revenues have historically fluctuated significantly from one period to another based on our collaborative out-license activities, and may continue to fluctuate in the future. Our future royalty revenues will be dependent on if, and when, our collaborators are able to successfully develop drug candidates that we have out-licensed to them.

Operating Costs and Expenses

`	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Cost of sales	$236,512	$186,182	$50,330	27%	$656,813	$533,199	$123,614	23%
Research and development expenses	493,751	493,497	254	—%	2,356,814	1,362,953	993,861	73%
Selling, general and administrative expenses	198,189	184,551	13,638	7%	584,935	558,613	26,322	5%
Change in fair value of contingent consideration	1,200	1,800	(600)	(33)%	(1,100)	12,600	(13,700)	**
Total costs and expenses	$929,652	$866,030	$63,622	7%	$3,597,462	$2,467,365	$1,130,097	46%

							** Not meaningful
Cost of Sales
Our cost of sales primarily consists of third-party royalties payable on our net sales of our products as well as the cost of producing inventories that corresponded to product revenues for the reporting period. Pursuant to our agreement with the Cystic Fibrosis Foundation our tiered third-party royalties on sales of TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, KALYDECO and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens, with royalties on sales of TRIKAFTA/KAFTRIO slightly lower than for our other products. Over the last several years, our cost of sales has been increasing due to increased net product revenues. Our cost of sales as a percentage of our net product revenues was 12% in each of the third quarter of 2021 and 2020 and nine months ended September 30, 2021 and 2020.
Research and Development Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Research expenses	$148,620	$186,152	$(37,532)	(20)%	$426,352	$477,560	$(51,208)	(11)%
Development expenses	345,131	307,345	37,786	12%	1,930,462	885,393	1,045,069	118%
Total research and development expenses	$493,751	$493,497	$254	—%	$2,356,814	$1,362,953	$993,861	73%
Our research and development expenses include internal and external costs incurred for research and development of our drugs and drug candidates and expenses related to certain technologies that we acquire or license through business development transactions. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and other direct expenses and infrastructure costs, to individual drugs or drug candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. These internal costs are significantly greater than our external costs excluding collaborative upfront and milestone payments, such as the costs of services provided to us by clinical research organizations and other outsourced research, which we allocate by individual program. All research and development costs for our drugs and drug candidates are expensed as incurred.
Since January 2019, we have incurred approximately $5.9 billion in research and development expenses associated with drug discovery and development. The successful development of our drug candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the drug candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our drug candidates to market are not available.
In 2020 and the nine months ended September 30, 2021, costs related to our CF programs represented the largest portion of our development costs, excluding the $900.0 million upfront payment to CRISPR. Any estimates regarding development and regulatory timelines for our drug candidates are highly subjective and subject to change. Until we have data from Phase 3 clinical trials, we cannot make a meaningful estimate regarding when, or if, a clinical development program will generate revenues and cash flows.
Research Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Research Expenses:
Salary and benefits	$34,635	$32,145	$2,490	8%	$102,529	$97,513	$5,016	5%
Stock-based compensation expense	17,388	15,301	2,087	14%	56,361	68,206	(11,845)	(17)%
Outsourced services and other direct expenses	35,798	27,911	7,887	28%	114,920	79,837	35,083	44%
Collaborative payments	26,750	80,050	(53,300)	(67)%	54,150	143,300	(89,150)	(62)%
Infrastructure costs	34,049	30,745	3,304	11%	98,392	88,704	9,688	11%
Total research expenses	$148,620	$186,152	$(37,532)	(20)%	$426,352	$477,560	$(51,208)	(11)%
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
Development Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Development Expenses:
Salary and benefits	$88,568	$73,698	$14,870	20%	$252,173	$221,828	$30,345	14%
Stock-based compensation expense	43,607	45,469	(1,862)	(4)%	140,051	135,526	4,525	3%
Outsourced services and other direct expenses	149,627	133,595	16,032	12%	426,441	374,926	51,515	14%
Collaborative payments	—	—	—	N/A	932,650	—	932,650	**
Infrastructure costs	63,329	54,583	8,746	16%	179,147	153,113	26,034	17%
Total development expenses	$345,131	$307,345	$37,786	12%	$1,930,462	$885,393	$1,045,069	118%

							** Not meaningful
Our development expenses increased by $37.8 million in the third quarter of 2021 as compared to third quarter of 2020, primarily due to increased expenses related to our diversifying pipeline, including clinical trials, headcount and infrastructure costs. Our development expenses increased by $1.05 billion in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to the $900.0 million upfront payment to CRISPR in the second quarter of 2021, that is included in the preceding table under collaborative payments, and increased expenses related to our diversifying pipeline, including clinical trials, headcount and infrastructure costs.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase/(Decrease)		Nine Months Ended September 30,		Increase/(Decrease)
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentages)
Selling, general and administrative expenses	$198,189	$184,551	$13,638	7%	$584,935	$558,613	$26,322	5%
Selling, general and administrative expenses increased by 7% in the third quarter of 2021 as compared to third quarter of 2020 and increased by 5% in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to the continued investment to support the commercialization of our medicines and increased support for our CF pipeline products and other disease areas.
Contingent Consideration
The fair value of contingent consideration potentially payable to Exonics’ former equity holders increased $1.2 million and decreased $1.1 million in the third quarter and nine months ended September 30, 2021, respectively. The fair value of contingent consideration increased by $1.8 million and $12.6 million in the third quarter and nine months ended September 30, 2020, respectively.
Other Non-Operating Income (Expense), Net
Interest Income
Interest income was $1.1 million and $3.7 million in the third quarter and nine months ended September 30, 2021, respectively, which was lower than our interest income of $3.1 million and $19.9 million in the third quarter and nine months ended September 30, 2020, respectively, due to a decrease in prevailing market interest rates, despite an increase in our cash equivalents and available-for-sale debt securities. Our future interest income will be dependent on the amount of, and prevailing market interest rates on, our outstanding cash equivalents and available-for-sale debt securities.
Interest Expense
Interest expense was $15.3 million and $46.4 million in the third quarter and nine months ended September 30, 2021, respectively, as compared to $13.9 million and $41.9 million in the third quarter and nine months ended September 30, 2020, respectively. The majority of our interest expense in these periods was related to imputed interest expense associated with our leased corporate headquarters in Boston. Our future interest expense will be dependent on whether, and to what extent, we borrow amounts under our credit facilities.
Other Income (Expense), Net
Other income (expense), net was income of $42.4 million and expense of $2.2 million in the third quarter and nine months ended September 30, 2021, respectively, as compared to income of $84.4 million and $139.6 million in the third quarter and nine months ended September 30, 2020, respectively. Our other income (expense), net in these periods was primarily related to changes in the fair value of our strategic investments. We expect that due to the volatility of the stock price of biotechnology companies, our other income (expense), net will fluctuate in future periods based on increases or decreases in the fair value of our strategic investments.
Income Taxes
We recorded provisions for income taxes of $230.8 million and $287.5 million in the third quarter and nine months ended September 30, 2021, respectively, as compared to provisions for income taxes of $78.4 million and $120.7 million in the third quarter and nine months ended September 30, 2020, respectively. Our effective tax rate of 15% for the nine months ended September 30, 2021 was lower than the U.S. statutory rate primarily due to a $100 million discrete tax benefit associated with an increase in the U.K.’s corporate tax rate from 19% to 25%, which was enacted in June 2021 and will become effective in April 2023. Our effective tax rate of 5% for the nine months ended September 30, 2020 was lower than the U.S. statutory rate primarily due to (i) a $209 million discrete tax benefit associated with the transfer of intellectual property rights to the U.K., (ii) a discrete tax benefit associated with the write off of a long-term intercompany receivable,

(iii) a discrete tax benefit associated with an increase in the U.K.’s corporate tax rate from 17% to 19%, which was enacted and became effective in July 2020, and (iv) excess tax benefits related to stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,	Increase/(Decrease)
	2021	2020	$	%
	(in thousands)
Cash, cash equivalents and marketable securities	$6,960,885	$6,658,897	$301,988	5%
Working Capital:
Total current assets	8,852,540	8,133,379	719,161	9%
Total current liabilities	(1,914,264)	(1,877,533)	36,731	2%
Total working capital	$6,938,276	$6,255,846	$682,430	11%
As of September 30, 2021, total working capital was $6.94 billion, which represented an increase of $682.4 million from $6.26 billion as of December 31, 2020. The increase in total working capital in the nine months ended September 30, 2021 was primarily related to $1.65 billion of cash provided by operations, which was net of our $900.0 million payment to CRISPR, partially offset by $1.06 billion of cash used to repurchase our common stock pursuant to our share repurchase programs and expenditures for property and equipment of $173.3 million.
Sources of Liquidity
As of September 30, 2021, we had cash, cash equivalents and marketable securities of $6.96 billion, which represented an increase of $302 million from $6.66 billion as of December 31, 2020. We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity.
We may borrow up to a total of $2.5 billion pursuant to two revolving credit facilities. We may repay and reborrow amounts under these revolving credit agreements without penalty. Subject to certain conditions, we may request that the borrowing capacity for each of the credit agreements be increased by an additional $500.0 million, for a total of $3.5 billion collectively.
Other possible sources of future liquidity include commercial debt, public and private offerings of our equity and debt securities, strategic sales of assets or businesses and financial transactions. Negative covenants in our credit agreement may prohibit or limit our ability to access these sources of liquidity. As of September 30, 2021, we were in compliance with these covenants.
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
•As of September 30, 2021, we had $857.8 million available under our 2021 Share Repurchase Program. We repurchased an additional $357.8 million of our common stock during October 2021.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 11, 2021.

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management (under the supervision and with the participation of our chief executive officer and chief financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, as of September 30, 2021 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•our expectations regarding clinical trials, development timelines, regulatory authority filings, submissions and potential approvals and label expansions for our medicines, product candidates and other pipeline programs, including timing and structure of clinical trials, anticipated enrollment and dosing of patients, timing of availability of data from our ongoing and planned clinical trials, and timing of anticipated regulatory filings;
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
•our expectations regarding the potential benefits and commercial potential of our product candidates, including the potential approach to treating or curing specific diseases;
•our plan to continue investing in our research and development programs, including anticipated timelines for our programs, and our strategy to develop our pipeline programs, alone or with third party-collaborators;
•the potential future benefits of our acquisitions and collaborations, including our CTX001 collaboration with CRISPR, our CF mRNA therapeutics collaboration with Moderna, Inc., our collaboration with Arbor and our collaboration with Mammoth;
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
On June 23, 2021, our Board of Directors approved a share repurchase program (the “2021 Share Repurchase Program”), pursuant to which we are authorized to repurchase up to $1.5 billion of our common stock by December 31, 2022. The table set forth below shows repurchases of securities by us during the three months ended September 30, 2021 under our 2021 Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2021 to July 31, 2021	—	$—	—	$1,500,000,000
August 1, 2021 to August 31, 2021	2,532,454	$197.79	2,532,454	$999,107,701
September 1, 2021 to September 30, 2021	760,707	$185.77	760,707	$857,793,473
Total	3,293,161	$195.01	3,293,161	$857,793,473
(1) Under our 2021 Share Repurchase Program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the Securities and Exchange Commission.

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

10.4	Amendment No. 7 to Research, Development and Commercialization Agreement, dated October 13, 2016, between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated.†
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
†	Confidential portions of this document have been redacted according to the applicable rules.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

November 3, 2021	By:	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Chief Financial Officer (principal financial officer and duly authorized officer)