Form 10-Q
period 2022-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2022-08-05
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	256,459,482	Outstanding at July 29, 2022

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

“Vertex,” “we,” “us,” and “our” as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.
“Vertex®,” “KALYDECO®,” “ORKAMBI®,” “SYMDEKO®,” “SYMKEVI®,” “TRIKAFTA®” and “KAFTRIO®” are registered trademarks of Vertex. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.
We use the brand name for our products when we refer to the product that has been approved and with respect to the indications on the approved label. Otherwise, including in discussions of our cystic fibrosis development programs, we refer to our compounds by their scientific (or generic) name or VX developmental designation.

Part I. Financial Information

Item 1.  Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Operations
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Product revenues, net	$2,196.2	$1,793.4	$4,293.7	$3,516.7
Other revenues	—	—	—	1.0
Total revenues	2,196.2	1,793.4	4,293.7	3,517.7
Costs and expenses:
Cost of sales	261.8	228.0	507.6	420.3
Research and development expenses	600.1	448.7	1,201.2	903.0
Acquired in-process research and development expenses	61.9	958.4	63.9	960.1
Selling, general and administrative expenses	215.3	194.6	430.5	386.7
Change in fair value of contingent consideration	(49.2)	1.6	(56.7)	(2.3)
Total costs and expenses	1,089.9	1,831.3	2,146.5	2,667.8
Income (loss) from operations	1,106.3	(37.9)	2,147.2	849.9
Interest income	10.8	1.1	12.4	2.6
Interest expense	(14.6)	(15.5)	(29.5)	(31.2)
Other (expense) income, net	(78.1)	8.1	(150.9)	(44.6)
Income (loss) before provision for (benefit from) income taxes	1,024.4	(44.2)	1,979.2	776.7
Provision for (benefit from) income taxes	213.9	(111.2)	406.6	56.6
Net income	$810.5	$67.0	$1,572.6	$720.1

Net income per common share:
Basic	$3.17	$0.26	$6.15	$2.78
Diluted	$3.13	$0.26	$6.09	$2.75
Shares used in per share calculations:
Basic	255.9	259.0	255.5	259.2
Diluted	258.7	261.0	258.3	261.5
Please refer to Note A, “Basis of Presentation and Accounting Policies,” for an explanation of amounts reclassified from “Research and development expenses” to “Acquired in-process research and development expenses” for the three and six months ended June 30, 2021.
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$810.5	$67.0	$1,572.6	$720.1
Other comprehensive income:
Unrealized holding losses on marketable securities, net	(0.7)	(0.1)	(3.0)	(0.3)
Unrealized gains on foreign currency forward contracts, net of tax of $(16.1), $(2.3), $(18.3) and $(11.6), respectively	59.2	8.3	69.3	42.3
Foreign currency translation adjustment	(12.3)	(0.1)	(24.7)	1.3
Total other comprehensive income	46.2	8.1	41.6	43.3
Comprehensive income	$856.7	$75.1	$1,614.2	$763.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited)
(in millions, except share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$8,702.2	$6,795.0
Marketable securities	551.2	729.9
Accounts receivable, net	1,332.9	1,136.8
Inventories	367.7	353.1
Prepaid expenses and other current assets	549.5	545.8
Total current assets	11,503.5	9,560.6
Property and equipment, net	1,100.1	1,094.1
Goodwill	1,002.2	1,002.2
Intangible assets	387.0	400.0
Deferred tax assets	1,143.8	934.5
Operating lease assets	318.3	330.3
Other assets	127.3	110.8
Total assets	$15,582.2	$13,432.5
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$198.0	$195.0
Accrued expenses	2,119.5	1,678.6
Other current liabilities	238.7	268.4
Total current liabilities	2,556.2	2,142.0
Long-term finance lease liabilities	482.3	509.8
Long-term operating lease liabilities	365.0	377.4
Long-term contingent consideration	129.8	186.5
Other long-term liabilities	115.4	116.8
Total liabilities	3,648.7	3,332.5
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 256,026,201 and 254,479,046 shares issued and outstanding, respectively	2.6	2.5
Additional paid-in capital	7,100.0	6,880.8
Accumulated other comprehensive income	57.5	15.9
Retained earnings	4,773.4	3,200.8
Total shareholders’ equity	11,933.5	10,100.0
Total liabilities and shareholders’ equity	$15,582.2	$13,432.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)
(in millions)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2021	258.8	$2.6	$7,499.2	$(33.3)	$1,511.8	$8,980.3
Other comprehensive income, net of tax	—	—	—	8.1	—	8.1
Net income	—	—	—	—	67.0	67.0
Repurchase of common stock	—	—	—	—	—	—
Common stock withheld for employee tax obligations	(0.0)	(0.0)	(3.5)	—	—	(3.5)
Issuance of common stock under benefit plans	0.3	0.0	38.6	—	—	38.6
Stock-based compensation expense	—	—	105.9	—	—	105.9
Balance at June 30, 2021	259.1	$2.6	$7,640.2	$(25.2)	$1,578.8	$9,196.4

Balance at March 31, 2022	255.6	$2.6	$6,930.2	$11.3	$3,962.9	$10,907.0
Other comprehensive income, net of tax	—	—	—	46.2	—	46.2
Net income	—	—	—	—	810.5	810.5
Common stock withheld for employee tax obligations	(0.0)	(0.0)	(4.4)	—	—	(4.4)
Issuance of common stock under benefit plans	0.4	0.0	60.6	—	—	60.6
Stock-based compensation expense	—	—	113.6	—	—	113.6
Balance at June 30, 2022	256.0	$2.6	$7,100.0	$57.5	$4,773.4	$11,933.5

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	259.9	$2.6	$7,894.0	$(68.5)	$858.7	$8,686.8
Other comprehensive income, net of tax	—	—	—	43.3	—	43.3
Net income	—	—	—	—	720.1	720.1
Repurchase of common stock	(2.0)	(0.0)	(424.9)	—	—	(424.9)
Common stock withheld for employee tax obligations	(0.5)	(0.0)	(105.7)	—	—	(105.7)
Issuance of common stock under benefit plans	1.7	0.0	53.8	—	—	53.8
Stock-based compensation expense	—	—	223.0	—	—	223.0
Balance at June 30, 2021	259.1	$2.6	$7,640.2	$(25.2)	$1,578.8	$9,196.4

Balance at December 31, 2021	254.5	$2.5	$6,880.8	$15.9	$3,200.8	$10,100.0
Other comprehensive income, net of tax	—	—	—	41.6	—	41.6
Net income	—	—	—	—	1,572.6	1,572.6
Common stock withheld for employee tax obligations	(0.5)	(0.0)	(121.9)	—	—	(121.9)
Issuance of common stock under benefit plans	2.0	0.1	97.0	—	—	97.1
Stock-based compensation expense	—	—	244.1	—	—	244.1
Balance at June 30, 2022	256.0	$2.6	$7,100.0	$57.5	$4,773.4	$11,933.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,572.6	$720.1
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	244.2	219.8
Depreciation expense	73.2	60.1
Decrease in fair value of contingent consideration	(56.7)	(2.3)
Deferred income taxes	(241.7)	(180.9)
Losses on equity securities	159.8	41.7
Other non-cash items, net	(6.3)	11.2
Changes in operating assets and liabilities:
Accounts receivable, net	(249.3)	(45.9)
Inventories	(31.3)	(47.5)
Prepaid expenses and other assets	85.3	(92.2)
Accounts payable	30.8	(24.3)
Accrued expenses	547.1	107.5
Other liabilities	(31.7)	(46.0)
Net cash provided by operating activities	2,096.0	721.3
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(227.9)	(239.5)
Maturities of available-for-sale debt securities	242.3	221.3
Purchases of property and equipment	(116.9)	(120.8)
Investment in equity securities and notes receivable	(10.0)	(15.0)
Net cash used in investing activities	(112.5)	(154.0)
Cash flows from financing activities:
Issuances of common stock under benefit plans	98.1	53.5
Repurchases of common stock	—	(424.9)
Payments in connection with common stock withheld for employee tax obligations	(121.9)	(105.7)
Payments on finance leases	(25.6)	(22.5)
Proceeds from finance leases	—	11.6
Other financing activities	1.7	2.9
Net cash used in financing activities	(47.7)	(485.1)
Effect of changes in exchange rates on cash	(31.8)	0.0
Net increase in cash, cash equivalents and restricted cash	1,904.0	82.2
Cash, cash equivalents and restricted cash—beginning of period	6,800.1	5,988.9
Cash, cash equivalents and restricted cash—end of period	$8,704.1	$6,071.1

Supplemental disclosure of cash flow information:
Cash paid for interest	$27.1	$30.1
Cash paid for income taxes	$478.3	$234.4
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
Beginning with the second quarter of 2022, we are separately classifying upfront, contingent milestone, and other payments pursuant to our business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions as “Acquired in-process research and development expenses” in our condensed consolidated statements of operations. To conform prior periods to current presentation, we reclassified $958.4 million and $960.1 million from “Research and development expenses” to “Acquired in-process research and development expenses” for the three and six months ended June 30, 2021, respectively. Please refer to Note C, “Acquired In-Process Research and Development and Other Arrangements,” for further information on these transactions.
Certain information and footnote disclosures normally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”) have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended June 30, 2022 and 2021.
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
Summary of Significant Accounting Policies
Our significant accounting policies are described in Note A, “Nature of Business and Accounting Policies,” in our 2021 Annual Report on Form 10-K.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
B.Revenue Recognition
Disaggregation of Revenue
Revenues by Product
Product revenues, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
TRIKAFTA/KAFTRIO	$1,893.2	$1,255.6	$3,654.8	$2,448.8
SYMDEKO/SYMKEVI	42.7	133.5	107.5	258.6
ORKAMBI	121.6	221.0	253.7	439.7
KALYDECO	138.7	183.3	277.7	369.6
Total product revenues, net	$2,196.2	$1,793.4	$4,293.7	$3,516.7
Product Revenues by Geographic Location
Total net product revenues by geographic region, based on the location of the customer, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
United States	$1,415.1	$1,256.9	$2,783.3	$2,510.4
Outside of the United States
Europe	655.5	458.9	1,287.8	863.9
Other	125.6	77.6	222.6	142.4
Total product revenues outside of the United States	781.1	536.5	1,510.4	1,006.3
Total product revenues, net	$2,196.2	$1,793.4	$4,293.7	$3,516.7
Contract Liabilities
We had contract liabilities of $134.8 million and $171.7 million as of June 30, 2022 and December 31, 2021, respectively, related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement we can receive. Upon exceeding the annual reimbursement amount, products are provided free of charge, which is a material right. These contracts include upfront payments and fees. We defer a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” The deferred amount is recognized as revenue when the free products are shipped. Our product revenue contracts include performance obligations that are one year or less.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
C.Acquired In-Process Research and Development and Other Arrangements
We have entered into numerous agreements with third parties to collaborate on research, development and commercialization programs, license technologies, or acquire assets. Our “Acquired in-process research and development expenses” included $61.9 million and $63.9 million for the three and six months ended June 30, 2022, respectively, and $958.4 million and $960.1 million, for the three and six months ended June 30, 2021, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions.
Our collaboration, licensing and asset acquisition agreements that had a significant impact on our financial statements for the three and six months ended June 30, 2022 and 2021, or were new or materially revised during the three and six months ended June 30, 2022, are described below. Additional agreements were described in Note B, “Collaborative and Other Arrangements,” of our 2021 Annual Report on Form 10-K.
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
In 2017, we entered into a joint development and commercialization agreement with CRISPR pursuant to the terms of the CRISPR Agreement (the “Original CTX001 JDCA”), under which we and CRISPR were co-developing and preparing to co-commercialize exagamglogene autotemcel (“exa-cel”), formerly known as CTX001, for the treatment of hemoglobinopathies, including treatments for sickle cell disease and transfusion-dependent beta thalassemia.
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
Pursuant to the A&R JDCA, we lead global development, manufacturing and commercialization of exa-cel, with support from CRISPR. Subject to the terms and conditions of the A&R JDCA, we conduct all research, development, manufacturing and commercialization activities relating to the product candidates and products under the A&R JDCA (including exa-cel) throughout the world subject to CRISPR’s reserved right to conduct certain activities.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
In connection with the A&R JDCA, we made a $900.0 million upfront payment to CRISPR in the second quarter of 2021. We concluded that we did not have any alternative future use for the acquired in-process research and development and recorded this upfront payment to “Acquired in-process research and development expenses.” CRISPR has the potential to receive an additional one-time $200.0 million milestone payment upon receipt of the first marketing approval of exa-cel from the U.S. Food and Drug Administration or the European Commission.
We and CRISPR shared equally all expenses incurred under the Original CTX001 JDCA. On July 1, 2021, the net profits and net losses incurred with respect to exa-cel pursuant to the A&R JDCA began to be allocated 60% to us and 40% to CRISPR, while all other product candidates and products continue to have net profits and net losses shared equally between the parties. We concluded that the Original CTX001 JDCA and the A&R JDCA are cost-sharing arrangements, which result in the net impact of the arrangements being recorded in “Total costs and expenses” within our condensed consolidated statements of operations. During the three and six months ended June 30, 2022 and 2021, we recognized the following amounts in total, not including amounts recorded to “Acquired in-process research and development expenses,” related to these agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Total expenses incurred under the Original CTX001 JDCA and A&R JDCA	$85.0	$55.0	$161.6	$95.0
Vertex’s share recognized in “Total costs and expenses” in our condensed consolidated statements of operations	50.9	27.5	96.9	47.5
Asset Acquisition
Catalyst Biosciences, Inc. - Complement 3 Degrader Program
In May 2022, pursuant to an asset purchase agreement, we acquired Catalyst Biosciences, Inc.’s portfolio of protease medicines that target the complement system (the “complement portfolio”) and related intellectual property, including CB 2782-PEG, which is a pre-clinical complement component 3 degrader program for geographic atrophy in dry age-related macular degeneration. We determined that substantially all the fair value acquired is concentrated in the CB-2782 PEG in-process research and development assets, which do not constitute a business, and for which we determined there is no alternative future use. As a result, we recorded our $60.0 million upfront payment to “Acquired in-process research and development expenses” in the three and six months ended June 30, 2022.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
D.Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except per share amounts)
Net income	$810.5	$67.0	$1,572.6	$720.1

Basic weighted-average common shares outstanding	255.9	259.0	255.5	259.2
Effect of potentially dilutive securities:
Stock options	1.4	1.1	1.4	1.2
Restricted stock units (including PSUs)	1.4	0.9	1.4	1.1
Employee stock purchase program	0.0	0.0	0.0	0.0
Diluted weighted-average common shares outstanding	258.7	261.0	258.3	261.5

Basic net income per common share	$3.17	$0.26	$6.15	$2.78
Diluted net income per common share	$3.13	$0.26	$6.09	$2.75
We did not include the securities in the following table in the computation of the diluted net income per common share because the effect would have been anti-dilutive during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Stock options	0.0	0.7	0.0	0.5
Unvested restricted stock units (including PSUs)	0.0	0.4	0.3	0.6

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables set forth our financial assets and liabilities subject to fair value measurements by level within the fair value hierarchy (and does not include $3.5 billion and $3.3 billion of cash as of June 30, 2022 and December 31, 2021, respectively):

	As of June 30, 2022				As of December 31, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Financial instruments carried at fair value (asset positions):
Cash equivalents:
Money market funds	$5,186.8	$5,186.8	$—	$—	$3,478.1	$3,478.1	$—	$—
Commercial paper	16.2	—	16.2	—	—	—	—	—
Marketable securities:
Corporate equity securities	71.1	71.1	—	—	230.9	230.9	—	—
U.S. Treasury securities	153.5	153.5	—	—	86.4	86.4	—	—
Government-sponsored enterprise securities	10.5	10.5	—	—	69.0	69.0	—	—
Corporate debt securities	75.0	—	75.0	—	90.9	—	90.9	—
Commercial paper	241.1	—	241.1	—	252.7	—	252.7	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	118.9	—	118.9	—	44.5	—	44.5	—
Other assets:
Foreign currency forward contracts	6.9	—	6.9	—	2.0	—	2.0	—
Total financial assets	$5,880.0	$5,421.9	$458.1	$—	$4,254.5	$3,864.4	$390.1	$—

Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(0.1)	$—	$(0.1)	$—	$(5.6)	$—	$(5.6)	$—
Long-term contingent consideration	(129.8)	—	—	(129.8)	(186.5)	—	—	(186.5)
Other long-term liabilities:
Foreign currency forward contracts	(0.0)	—	(0.0)	—	(2.7)	—	(2.7)	—
Total financial liabilities	$(129.9)	$—	$(0.1)	$(129.8)	$(194.8)	$—	$(8.3)	$(186.5)
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
Fair Value of Contingent Consideration
In 2019, we acquired Exonics Therapeutics, Inc. (“Exonics”), a privately-held company focused on creating transformative gene-editing therapies to repair mutations that cause duchenne muscular dystrophy and other severe neuromuscular diseases, including myotonic dystrophy type 1. Our Level 3 contingent consideration liabilities are related to $678.3 million of development and regulatory milestones potentially payable to former Exonics equity holders. We base our estimates of the probability of achieving the milestones relevant to the fair value of contingent payments on industry data attributable to rare diseases and our knowledge of the progress and viability of the programs. The discount rates used in the valuation model for contingent payments, which were between 3.9% and 4.2% as of June 30, 2022, represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Due to the uncertainties associated with development and commercialization of product candidates in the pharmaceutical industry and the effects of changes in other assumptions

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
including discount rates, we expect our estimates regarding the fair value of contingent consideration to change in the future, resulting in adjustments to the fair value of our contingent consideration liabilities, and the effect of any such adjustments could be material.
The following table represents a rollforward of the fair value of our contingent consideration liabilities:

Six Months Ended June 30, 2022
(in millions)
Balance at December 31, 2021	$186.5
Decrease in fair value of contingent payments	(56.7)
Balance at June 30, 2022	$129.8
The decrease in fair value of contingent consideration during the six months ended June 30, 2022 was primarily due to a revision to the scope of certain acquired gene-editing programs in the second quarter of 2022.
Fair Value of Intangible Assets
As of June 30, 2022 and December 31, 2021, we had $387.0 million and $400.0 million, respectively, of in-process research and development intangible assets classified as “Intangible assets” on our condensed consolidated balance sheets associated with our 2019 acquisitions of Semma Therapeutics, Inc and Exonics. In the three and six months ended June 30, 2022, we recorded a $13.0 million impairment of an in-process research and development intangible asset to “Research and development expenses,” due to a decision to revise the scope of certain acquired gene-editing programs.

F.Marketable Securities and Equity Investments
A summary of our cash equivalents and marketable securities, which are recorded at fair value (and do not include $3.5 billion and $3.3 billion of cash as of June 30, 2022 and December 31, 2021, respectively), is shown below:

	As of June 30, 2022				As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Cash equivalents:
Money market funds	$5,186.8	$—	$—	$5,186.8	$3,478.1	$—	$—	$3,478.1
Commercial paper	16.2	—	—	16.2	—	—	—	—
Total cash equivalents	$5,203.0	$—	$—	$5,203.0	$3,478.1	$—	$—	$3,478.1
Marketable securities:
U.S. Treasury securities	$155.4	$—	$(1.9)	$153.5	$86.6	$—	$(0.2)	$86.4
Government-sponsored enterprise securities	10.6	—	(0.1)	10.5	69.0	—	—	69.0
Corporate debt securities	75.7	—	(0.7)	75.0	91.1	—	(0.2)	90.9
Commercial paper	241.9	—	(0.8)	241.1	252.8	—	(0.1)	252.7
Total marketable debt securities	483.6	—	(3.5)	480.1	499.5	—	(0.5)	499.0
Corporate equity securities	69.4	12.3	(10.6)	71.1	69.4	167.1	(5.6)	230.9
Total marketable securities	$553.0	$12.3	$(14.1)	$551.2	$568.9	$167.1	$(6.1)	$729.9

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
Available-for-sale debt securities were classified on our condensed consolidated balance sheets at fair value as follows:

	As of June 30, 2022	As of December 31, 2021
	(in millions)
Cash and cash equivalents	$5,203.0	$3,478.1
Marketable securities	480.1	499.0
Total	$5,683.1	$3,977.1
Available-for-sale debt securities by contractual maturity were as follows:

	As of June 30, 2022	As of December 31, 2021
	(in millions)
Matures within one year	$5,678.6	$3,912.3
Matures after one year through five years	4.5	64.8
Total	$5,683.1	$3,977.1
We have a limited number of available-for-sale debt securities in insignificant loss positions as of June 30, 2022, which we do not intend to sell and have concluded we will not be required to sell before recovery of the amortized costs for the investments at maturity. We did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities or gross realized gains or losses in the three and six months ended June 30, 2022 and 2021.
We record changes in the fair value of our investments in corporate equity securities to “Other (expense) income, net” in our condensed consolidated statements of operations. During the three and six months ended June 30, 2022 and 2021, our net unrealized (losses) gains on corporate equity securities held at the conclusion of each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Net unrealized (losses) gains	$(84.2)	$10.6	$(159.8)	$(41.7)

As of June 30, 2022, the carrying value of our equity investments without readily determinable fair values, which are recorded in “Other assets” on our condensed consolidated balance sheets, was $95.8 million.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
G.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available-For-Sale Debt Securities	On Foreign Currency Forward Contracts	Total
	(in millions)
Balance at December 31, 2021	$(13.6)	$(0.5)	$30.0	$15.9
Other comprehensive (loss) income before reclassifications	(24.7)	(3.0)	120.3	92.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(51.0)	(51.0)
Net current period other comprehensive (loss) income	(24.7)	(3.0)	69.3	41.6
Balance at June 30, 2022	$(38.3)	$(3.5)	$99.3	$57.5

Balance at December 31, 2020	$(15.6)	$0.3	$(53.2)	$(68.5)
Other comprehensive income (loss) before reclassifications	1.3	(0.3)	15.6	16.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	26.7	26.7
Net current period other comprehensive income (loss)	1.3	(0.3)	42.3	43.3
Balance at June 30, 2021	$(14.3)	$—	$(10.9)	$(25.2)

H.Hedging
Foreign currency forward contracts - Designated as hedging instruments
We maintain a hedging program intended to mitigate the effect of changes in foreign exchange rates for a portion of our forecasted product revenues denominated in certain foreign currencies. The program includes foreign currency forward contracts that are designated as cash flow hedges under U.S. GAAP having contractual durations from one to eighteen months. We recognize realized gains and losses for the effective portion of such contracts in “Product revenues, net” in our condensed consolidated statements of operations in the same period that we recognize the product revenues that were impacted by the hedged foreign exchange rate changes.
We formally document the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as our risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we were to determine that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of June 30, 2022, all hedges were determined to be highly effective.
We consider the impact of our counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of June 30, 2022 and December 31, 2021, credit risk did not change the fair value of our foreign currency forward contracts.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the notional amount in U.S. dollars of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP:

	As of June 30, 2022	As of December 31, 2021
Foreign Currency	(in millions)
Euro	$1,506.0	$1,364.5
British pound sterling	263.0	287.7
Canadian dollar	174.7	89.9
Australian dollar	127.3	96.3
Swiss Franc	59.6	54.1
Total foreign currency forward contracts	$2,130.6	$1,892.5
Foreign currency forward contracts - Not designated as hedging instruments
We also enter into foreign currency forward contracts with contractual maturities of less than one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under U.S. GAAP. We recognize realized gains and losses for such contracts in “Other (expense) income, net” in our condensed consolidated statements of operations each period. As of June 30, 2022, the notional amount of our outstanding foreign currency forward contracts where hedge accounting under U.S. GAAP is not applied was $628.1 million.
During the three and six months ended June 30, 2022 and 2021, we recognized the following related to foreign currency forward contracts in our condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$45.0	$(17.6)	$65.1	$(34.1)
Not designated as hedging instruments
Other (expense) income, net	$(8.4)	$(1.0)	$(16.8)	$(9.0)

Total reported in the Condensed Consolidated Statement of Operations
Product revenues, net	$2,196.2	$1,793.4	$4,293.7	$3,516.7
Other (expense) income, net	$(78.1)	$8.1	$(150.9)	$(44.6)
The following table summarizes the fair value of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP included on our condensed consolidated balance sheets:

As of June 30, 2022
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in millions)
Prepaid expenses and other current assets	$118.9	Other current liabilities	$(0.1)
Other assets	6.9	Other long-term liabilities	(0.0)
Total assets	$125.8	Total liabilities	$(0.1)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2021
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in millions)
Prepaid expenses and other current assets	$44.5	Other current liabilities	$(5.6)
Other assets	2.0	Other long-term liabilities	(2.7)
Total assets	$46.5	Total liabilities	$(8.3)
As of June 30, 2022, we expect the amounts that are related to foreign exchange forward contracts designated as cash flow hedges under U.S. GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
We present the fair value of our foreign currency forward contracts on a gross basis within our condensed consolidated balance sheets. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under U.S. GAAP on our condensed consolidated balance sheets:

	As of June 30, 2022
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in millions)
Total assets	$125.8	$—	$125.8	$(0.1)	$125.7
Total liabilities	(0.1)	—	(0.1)	0.1	—

	As of December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in millions)
Total assets	$46.5	$—	$46.5	$(8.3)	$38.2
Total liabilities	(8.3)	—	(8.3)	8.3	—

I.Inventories
Inventories consisted of the following:

	As of June 30, 2022	As of December 31, 2021
	(in millions)
Raw materials	$30.4	$42.4
Work-in-process	236.6	224.0
Finished goods	100.7	86.7
Total	$367.7	$353.1

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
J.Stock-based Compensation Expense and Share Repurchase Programs
Stock-based compensation expense
During the three and six months ended June 30, 2022 and 2021, we recognized the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Stock-based compensation expense by type of award:
Restricted stock units (including PSUs)	$103.0	$88.8	$221.2	$189.7
Stock options	6.3	11.1	11.8	21.7
ESPP share issuances	4.3	6.0	11.1	11.6
Stock-based compensation expense related to inventories	0.3	(1.3)	0.1	(3.2)
Total stock-based compensation expense included in “Total costs and expenses”	$113.9	$104.6	$244.2	$219.8

Stock-based compensation expense by line item:
Cost of sales	$2.4	$1.6	$4.6	$3.0
Research and development expenses	69.5	62.6	149.9	135.4
Selling, general and administrative expenses	42.0	40.4	89.7	81.4
Total stock-based compensation expense included in costs and expenses	113.9	104.6	244.2	219.8
Income tax effect	(26.5)	(20.9)	(62.5)	(52.1)
Total stock-based compensation expense, net of tax	$87.4	$83.7	$181.7	$167.7
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
In June 2021, our Board of Directors approved a share repurchase program (the “2021 Share Repurchase Program”), pursuant to which we are authorized to repurchase up to $1.5 billion of our common stock by December 31, 2022. During the six months ended June 30, 2022, we did not repurchase any shares of our common stock under the 2021 Share Repurchase Program. As of June 30, 2022, a total of $499.7 million remained authorized for repurchases of common stock under the 2021 Share Repurchase Program.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
K.Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. During the three and six months ended June 30, 2022 and 2021, we recorded the following provisions for (benefits from) income taxes and effective tax rates as compared to our income (loss) before provision for (benefit from) income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions, except percentages)
Income (loss) before provision for (benefit from) income taxes	$1,024.4	$(44.2)	$1,979.2	$776.7
Provision for (benefit from) income taxes	213.9	(111.2)	406.6	56.6

Effective tax rate	21%	251%	21%	7%
Our effective tax rate for the three and six months ended June 30, 2022 was similar to the U.S. statutory rate.
Our effective tax rate for the three and six months ended June 30, 2021 was different than the U.S. statutory rate primarily due to a $99.7 million discrete tax benefit associated with an increase in the U.K.’s corporate tax rate from 19% to 25%, which was enacted in June 2021 and will become effective in April 2023.
We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2022 and December 31, 2021, we had $145.2 million and $129.5 million, respectively, of net unrecognized tax benefits, which would affect our tax rate if recognized.
Starting in 2022, our cash paid for income taxes is substantially increasing due to the elimination of the option in the U.S. to deduct research and development expenses in the period they are incurred and instead, as required by the Tax Cuts and Jobs Act of 2017, amortize them over a five year period if they are from the U.S. and fifteen years if they are from foreign jurisdictions.
We file U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. We have various income tax audits ongoing at any time throughout the world. Except for jurisdictions where we have net operating losses or tax credit carryforwards, we are no longer subject to any tax assessment from tax authorities for years prior to 2018.

L.Commitments and Contingencies
Revolving Credit Facilities
Vertex and certain of its subsidiaries have entered into several credit agreements (the “Credit Agreements”) with Bank of America, N.A., as administrative agent and the lenders referred to therein (the “Lenders”). The Credit Agreements were not drawn upon at closing and we have not drawn upon them to date. Amounts drawn pursuant to the Credit Agreements, if any, will be used for general corporate purposes. Any amounts borrowed under the Credit Agreements will bear interest, at our option, at either a base rate or an alternative rate described below, in each case plus an applicable margin based on our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period).
In September 2019, Vertex and certain of its subsidiaries entered into a $500.0 million unsecured revolving facility (the “2019 Credit Agreement”) with the Lenders, which was scheduled to mature on September 17, 2024. Under the 2019 Credit Agreement, the applicable margins on base rate loans ranged from 0.125% to 0.500% and the applicable margins on Eurocurrency loans ranged from 1.125% to 1.500%. The 2019 Credit Agreement provided a sublimit of $50.0 million for letters of credit.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
In July 2022, Vertex and certain of its subsidiaries terminated the 2019 Credit Agreement and entered into a $500.0 million unsecured revolving facility (the “2022 Credit Agreement”) with the Lenders, which matures on July 1, 2027. Under the 2022 Credit Agreement, the applicable margins on base rate loans range from 0.000% to 0.500% and the applicable margins on SOFR loans range from 1.000% to 1.500%. The 2022 Credit Agreement provides a sublimit of $100.0 million for letters of credit.
Subject to satisfaction of certain conditions, we may request that the borrowing capacity for each of the 2020 Credit Agreement and the 2022 Credit Agreement be increased by an additional $500.0 million. Any amounts borrowed pursuant to the 2020 Credit Agreement and the 2022 Credit Agreement are guaranteed by certain of our existing and future domestic subsidiaries, subject to certain exceptions.
Each of the 2020 Credit Agreement and the 2022 Credit Agreement contain customary representations and warranties and affirmative and negative covenants, including a financial covenant to maintain subject to certain limited exceptions, a consolidated leverage ratio of 3.50 to 1.00, subject to an increase to 4.00 to 1.00 following a material acquisition. The 2020 Credit Agreement also includes a financial covenant to maintain subject to certain limited exceptions, a consolidated interest coverage ratio of 2.50 to 1.00. These financial covenants are measured on a quarterly basis. As of June 30, 2022, we were in compliance with the covenants described above. The Credit Agreements also contain customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under outstanding loans.
Direct costs related to the Credit Agreements are recorded over the term of the respective Credit Agreements and were not material to our financial statements.
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
Other Contingencies
We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue a reserve for contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
estimated. Other than our contingent consideration liabilities discussed in Note E, “Fair Value Measurements,” there were no material contingent liabilities accrued as of June 30, 2022 or December 31, 2021.

M.Additional Cash Flow Information
The cash, cash equivalents and restricted cash at the beginning and ending of each period presented in our condensed consolidated statements of cash flows consisted of the following:

	Six Months Ended June 30,
	2022		2021
	Beginning of period	End of period	Beginning of period	End of period
	(in millions)
Cash and cash equivalents	$6,795.0	$8,702.2	$5,988.2	$6,063.7
Prepaid expenses and other current assets	5.1	1.9	0.7	7.4
Cash, cash equivalents and restricted cash per condensed consolidated statement of cash flows	$6,800.1	$8,704.1	$5,988.9	$6,071.1

N.Subsequent Event
In July 2022, we entered into an agreement to acquire ViaCyte, Inc. (“ViaCyte”), a privately held biotechnology company primarily focused on delivering novel stem cell-derived cell replacement therapies as a functional cure for type 1 diabetes. At closing, we will acquire all outstanding shares of ViaCyte in exchange for approximately $320.0 million in cash. The acquisition is subject to, among other things, the satisfaction of customary closing conditions and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. We will account for the acquisition in the period that it closes.
Also in July 2022, Vertex entered into a research collaboration with Verve Therapeutics, Inc. (“Verve”) focused on discovering and developing an in vivo gene editing program for a liver disease. Under the terms of the agreement, Vertex made a $25.0 million upfront payment to Verve and purchased $35.0 million of Verve’s common stock.

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
Financial Highlights

Revenues
In the second quarter of 2022, our net product revenues continued to increase due to the strong launches of TRIKAFTA/KAFTRIO in multiple countries internationally and the strong performance of TRIKAFTA in the U.S., including the June 2021 launch of TRIKAFTA for children with CF 6 through 11 years of age.

Expenses
Our total research and development, or R&D, acquired in-process research and development, or AIPR&D, and selling, general and administrative, or SG&A, expenses decreased to $877.3 million in the second quarter of 2022 as compared to $1.6 billion in the second quarter of 2021. The decrease was primarily due to a $900.0 million upfront payment we made in the second quarter of 2021 to CRISPR in connection with an amendment to our exa-cel collaboration partially offset by the progression of several product candidates into mid- to late-stage clinical development. Cost of sales was 12% and 13% of our net product revenues in the second quarter of 2022 and 2021, respectively.

Cash
Our cash, cash equivalent and marketable securities increased to $9.3 billion as of June 30, 2022 as compared to $7.5 billion as of December 31, 2021 primarily due to our net product revenues and profitability.

Business Updates
Marketed Products
We expect to continue to grow our CF business by increasing the number of people with CF eligible and able to receive our medicines and providing improved treatment options for people who are already eligible for one of our medicines. Recent and anticipated progress in activities supporting these efforts is included below.
•We have completed the Phase 3 study of TRIKAFTA/KAFTRIO in children 2 to 5 years old. We expect to present results from this trial at a medical forum later in 2022 and to submit global regulatory filings later this year.
•In April, Health Canada granted marketing authorization for TRIKAFTA in children 6 to 11 years of age.
•We have filed a supplemental New Drug Application with the U.S. Food and Drug Administration, or FDA, and a marketing authorization application with the European Medicines Agency, or EMA, for the use of ORKAMBI in children 12 months to less than 24 months old. The FDA has assigned a Prescription Drug User Fee Act (PDUFA) target date of September 4, 2022.
•TRIKAFTA/KAFTRIO is now approved and reimbursed or accessible in more than 25 countries.
Pipeline
We continue to advance a pipeline of potentially transformative small molecule and cell and genetic therapies aimed at treating serious diseases. Recent and anticipated progress in activities supporting these efforts is included below.
Cystic Fibrosis
•We are conducting two Phase 3 global, randomized, double-blind, active-controlled clinical trials evaluating our new once-daily investigational triple combination of VX-121/tezacaftor/VX-561 in people with CF 12 years of age and older. Sites across both studies are open and enrolling, and enrollment in both trials is expected to be completed in late 2022 or early 2023. We also initiated a study of VX-121/tezacaftor/VX-561 in children with CF 6 to 11 years of age.
•In collaboration with Moderna, we are developing CF mRNA therapeutics for the treatment of people with CF who do not produce any CFTR protein. We have completed IND-enabling studies and expect to submit an Investigational New Drug Application, or IND, for this program in the second half of 2022.
Beta Thalassemia and Sickle Cell Disease
•We are evaluating the use of a non-viral ex vivo CRISPR gene-editing therapy, exa-cel (formerly known as CTX001), for the treatment of sickle cell disease, or SCD, and transfusion-dependent beta thalassemia, or TDT. Enrollment is complete in the ongoing clinical trials evaluating exa-cel in SCD and TDT, and two additional Phase 3 studies of exa-cel have been initiated in pediatric patients, one in TDT and a second in SCD. In June 2022, data from 75 people with follow-up ranging from 1.2 to 37.2 months after exa-cel infusion were presented at the European Hematology Association Congress and continued to support the profile of exa-cel as a one-time functional cure for people with TDT and SCD, showing consistent and durable benefit with longer term data.
•We have completed discussions with the EMA and the United Kingdom’s Medicines and Healthcare products Regulatory Agency on the submission package for exa-cel and are on track to submit for regulatory approvals of exa-cel for SCD and TDT in Europe and the United Kingdom by the end of 2022. Discussions with the FDA are ongoing.
APOL1-Mediated Kidney Disease
•Based on positive Phase 2 data for inaxaplin (formerly known as VX-147), our small molecule for the treatment of APOL1-mediated focal segmental glomerulosclerosis, or FSGS, we initiated pivotal development of inaxaplin in a single Phase 2/3 study in patients with two APOL1 mutations and proteinuric kidney disease.

•The FDA granted inaxaplin Breakthrough Therapy designation for APOL1-mediated FSGS and the EMA granted inaxaplin Priority Medicines, or PRIME, designation for APOL1-mediated kidney disease, or AMKD.
Pain
•We have discovered multiple selective small molecule inhibitors of NaV1.8 with the objective of creating a new class of pain medicines that have the potential to provide effective pain relief. In March, we announced positive Phase 2 data for VX-548, a NaV 1.8 inhibitor, for the non-opioid treatment of acute pain. We expect to initiate Phase 3 development of VX-548 for the treatment of acute pain in the fourth quarter of 2022.
•The FDA granted VX-548 Breakthrough Therapy designation for the treatment of moderate to severe acute pain.
•We intend to initiate a Phase 2 study of VX-548 in neuropathic pain by the end of 2022.
Type 1 Diabetes
•VX-880 is a stem cell-derived, allogeneic, fully differentiated, insulin-secreting islet cell replacement therapy, used in combination with immunosuppression to protect the implanted cells. VX-880 is being evaluated in a Phase 1/2 clinical trial as a potential treatment for type 1 diabetes, or T1D. The VX-880 Phase 1/2 clinical trial has resumed enrollment in the U.S. following a clinical hold imposed by the FDA.
•Earlier this year, we provided data on the first two T1D patients dosed in this clinical trial, including that both patients had achieved glucose-responsive insulin production, improvements in glycemic control, and reductions in exogenous insulin requirements. Additional data presented at American Diabetes Association Scientific Sessions Conference also demonstrated significant increases in the blood-glucose time-in-range compared to the baseline, following treatment with VX-880. VX-880 safety data to date is generally consistent with the immunosuppressive regimen used in the study and the perioperative period.
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
Alpha-1 Antitrypsin Deficiency
•We are working to address the underlying genetic cause of alpha-1 antitrypsin, or AAT, deficiency by developing novel small molecule correctors of Z-AAT protein folding, with the goal of enabling the secretion of functional AAT into the blood and addressing both the lung and the liver aspects of AAT deficiency. We plan to advance one or more small molecule Z-AAT correctors into the clinic in 2022.
Duchenne Muscular Dystrophy
•We are investigating a novel approach to treating Duchenne muscular dystrophy, or DMD, which delivers CRISPR/Cas9 gene-editing technology to muscle cells, with the goal of restoring near-full length dystrophin protein expression by targeting specific mutations in the dystrophin gene that cause the disease. We have advanced our first in vivo gene-editing therapy for DMD into IND-enabling studies. We expect to submit an IND for this program in 2023.
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
In the second quarter of 2022, we acquired Catalyst Biosciences, Inc.’s, or Catalyst’s, portfolio of protease medicines that target the complement system and related intellectual property. In July 2022, we announced that we had entered into a definitive agreement under which we will acquire ViaCyte Inc., a privately held biotechnology company with tools, technologies and assets with potential to accelerate development of our T1D programs.
We expect to continue to identify and evaluate potential acquisitions and may include larger transactions or later-stage assets.
Collaboration and In-Licensing Arrangements
We enter into arrangements with third parties, including collaboration and licensing arrangements, for the development, manufacture and commercialization of products, product candidates and other technologies that have the potential to complement our ongoing research and development efforts. Over the last several years, we entered into collaboration agreements with a number of companies, including Arbor Biotechnologies, Inc., CRISPR Therapeutics AG, Kymera Therapeutics, Inc., Mammoth Biosciences, Inc., Moderna, Inc., Obsidian Therapeutics, Inc., and Verve Therapeutics, Inc. Generally, when we in-license a technology or product candidate, we make upfront payments to the collaborator, assume the costs of the program and/or agree to make contingent payments, which could consist of milestone, royalty and option payments. Most of these collaboration payments are expensed as acquired in-process research and development expenses; however, depending on many factors, including the structure of the collaboration, the significance of the in-licensed product candidate to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. We expect to continue to identify and evaluate collaboration and licensing opportunities that may be similar to or different from the collaborations and licenses that we have engaged in previously.
Acquired In-Process Research and Development
In the first half of 2022 and 2021, our AIPR&D included $63.9 million and $960.1 million, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including the collaborations, licenses of third-party technologies, and asset acquisitions described above.
Out-License Agreements
We also have out-licensed internally developed programs to collaborators who are leading the development of these programs. Pursuant to these out-licensing arrangements, our collaborators are responsible for the research, development, and commercialization costs associated with these programs, and we are entitled to receive contingent milestone and/or royalty payments. As a result, we do not expect to incur significant expenses in connection with these programs and have the potential for future collaborative and royalty revenues resulting from these programs. None of our out-license agreements had a significant impact on our condensed consolidated statement of operations during the first half of 2022 and 2021.
Strategic Investments
In connection with our business development activities, we have periodically made equity investments in our collaborators. As of June 30, 2022, we held strategic equity investments in certain public and private companies, and we expect to make additional strategic equity investments in the future. While we invest the majority of our cash, cash equivalents and marketable securities in instruments that meet specific credit quality standards and limit our exposure to any one issue or type of instrument, our strategic investments are maintained and managed separately from our other cash, cash equivalents and marketable securities. As discussed below in “Other Income (Expense), Net” in our Results of Operations, any changes in the fair value of equity investments with readily determinable fair values (including publicly traded securities) are recorded to other income (expense), net in our condensed consolidated statement of operations.

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions, except percentages and per share amounts)
Revenues	$2,196.2	$1,793.4	22%	$4,293.7	$3,517.7	22%
Operating costs and expenses	1,089.9	1,831.3	(40)%	2,146.5	2,667.8	(20)%
Income (loss) from operations	1,106.3	(37.9)	**	2,147.2	849.9	153%
Other non-operating expense, net	(81.9)	(6.3)	**	(168.0)	(73.2)	130%
Provision for (benefit from) income taxes	213.9	(111.2)	**	406.6	56.6	**
Net income	$810.5	$67.0	**	$1,572.6	$720.1	118%

Net income per diluted common share	$3.13	$0.26		$6.09	$2.75
Diluted shares used in per share calculations	258.7	261.0		258.3	261.5
				** Not meaningful
Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions, except percentages)
TRIKAFTA/KAFTRIO	$1,893.2	$1,255.6	51%	$3,654.8	$2,448.8	49%
SYMDEKO/SYMKEVI	42.7	133.5	(68)%	107.5	258.6	(58)%
ORKAMBI	121.6	221.0	(45)%	253.7	439.7	(42)%
KALYDECO	138.7	183.3	(24)%	277.7	369.6	(25)%
Product revenues, net	2,196.2	1,793.4	22%	4,293.7	3,516.7	22%
Other revenues	—	—	**	—	1.0	**
Total revenues	$2,196.2	$1,793.4	22%	$4,293.7	$3,517.7	22%
				** Not meaningful
Product Revenues, Net
In the second quarter and first half of 2022, our net product revenues increased by $402.8 million and $777.0 million, or 22% as compared to the second quarter and first half of 2021, respectively, primarily due to the strong launches of TRIKAFTA/KAFTRIO in multiple countries internationally and the strong performance of TRIKAFTA in the U.S., including the June 2021 launch of TRIKAFTA for children with CF 6 through 11 years of age. Decreases in revenues for our products other than TRIKAFTA/KAFTRIO were primarily the result of patients switching from these medicines to TRIKAFTA/KAFTRIO.
Our net product revenues from the U.S. and from ex-U.S. markets were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions, except percentages)
United States	$1,415.1	$1,256.9	13%	$2,783.3	$2,510.4	11%
ex-U.S.	781.1	536.5	46%	1,510.4	1,006.3	50%
Product revenues, net	$2,196.2	$1,793.4	22%	$4,293.7	$3,516.7	22%

Other Revenues
We earned a collaborative milestone of $1.0 million in the first half of 2021 and did not have any “Other revenues” in the first half of 2022. Our “Other revenues” have historically fluctuated significantly from one period to another based on our collaborative out-license activities and may continue to fluctuate in the future.
Operating Costs and Expenses

`	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions, except percentages)
Cost of sales	$261.8	$228.0	15%	$507.6	$420.3	21%
Research and development expenses	600.1	448.7	34%	1,201.2	903.0	33%
Acquired in-process research and development expenses	61.9	958.4	(94)%	63.9	960.1	(93)%
Selling, general and administrative expenses	215.3	194.6	11%	430.5	386.7	11%
Change in fair value of contingent consideration	(49.2)	1.6	**	(56.7)	(2.3)	**
Total costs and expenses	$1,089.9	$1,831.3	(40)%	$2,146.5	$2,667.8	(20)%
				** Not meaningful
Beginning with the second quarter of 2022, we are classifying upfront, contingent milestone, or other payments pursuant to our business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions as “Acquired in-process research and development expenses,” or “AIPR&D,” in our condensed consolidated statements of operations. To conform prior periods to our current presentation, we have reclassified $958.4 million and $960.1 million from “Research and development expenses” to “AIPR&D” for the three and six months ended June 30, 2021, respectively.
Cost of Sales
Our cost of sales primarily consists of third-party royalties payable on net sales of our products as well as the cost of producing inventories. Pursuant to our agreement with the Cystic Fibrosis Foundation our tiered third-party royalties on sales of TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, KALYDECO, and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens, with royalties on sales of TRIKAFTA/KAFTRIO slightly lower than for our other products. Over the last several years, our cost of sales has been increasing due to increased net product revenues. Our cost of sales as a percentage of our net product revenues was 12% and 13% in the second quarter of 2022 and 2021, respectively. Our cost of sales as a percentage of our net product revenues was 12% in each of the first half of 2022 and 2021, respectively.
Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions, except percentages)
Research expenses	$160.9	$122.3	32%	$304.7	$250.4	22%
Development expenses	439.2	326.4	35%	896.5	652.6	37%
Total research and development expenses	$600.1	$448.7	34%	$1,201.2	$903.0	33%
Our research and development expenses include internal and external costs incurred for research and development of our products and product candidates. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and other direct expenses and infrastructure costs, to individual products or product candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. We assign external costs of services provided to us by clinical research organizations and other outsourced research by individual program. Our internal costs are significantly greater than our external costs. All research and development costs for our products and product candidates are expensed as incurred.
Since January 2020, we have incurred approximately $6.1 billion in total research and development and AIPR&D expenses associated with product discovery and development. The successful development of our product candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the product candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available.
Any estimates regarding development and regulatory timelines for our product candidates are highly subjective and subject to change. Until we have data from Phase 3 clinical trials, we cannot make a meaningful estimate regarding when, or if, a clinical development program will generate revenues and cash flows.
Research Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions, except percentages)
Research Expenses:
Salary and benefits	$38.1	$33.2	15%	$78.3	$67.9	15%
Stock-based compensation expense	19.5	18.0	8%	42.4	39.0	9%
Outsourced services and other direct expenses	44.0	39.0	13%	83.5	79.1	6%
Intangible asset impairment charge	13.0	—	**	13.0	—	**
Infrastructure costs	46.3	32.1	44%	87.5	64.4	36%
Total research expenses	$160.9	$122.3	32%	$304.7	$250.4	22%
				** Not meaningful
Our research expenses have been increasing over the last several years as we have invested in our pipeline and expanded our cell and genetic therapy capabilities, resulting in increased headcount and infrastructure. We expect to continue to invest in our research programs with a focus on creating transformative medicines for serious diseases.
Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions, except percentages)
Development Expenses:
Salary and benefits	$101.0	$79.1	28%	$210.9	$163.6	29%
Stock-based compensation expense	50.0	44.6	12%	107.5	96.4	12%
Outsourced services and other direct expenses	210.6	144.0	46%	423.3	276.8	53%
Infrastructure costs	77.6	58.7	32%	154.8	115.8	34%
Total development expenses	$439.2	$326.4	35%	$896.5	$652.6	37%

Our development expenses increased by $112.8 million and $243.9 million, or 35% and 37%, in the second quarter and first half of 2022 as compared to the second quarter and first half of 2021, respectively, primarily due to increased costs to support clinical trials associated with our advancing pipeline programs, including our CF triple combination of VX-121/tezacaftor/VX-561, pain and T1D. We are investing in both our internal headcount and infrastructure and also leveraging outsourced services to support these programs. In the first half of 2022 and 2021, costs related to our CF programs represented the largest portion of our development costs.
Acquired In-process Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions, except percentages)
Acquired in-process research and development expenses	$61.9	$958.4	(94)%	$63.9	$960.1	(93)%
AIPR&D in the second quarter and first half of 2022 was primarily related to a $60.0 million payment to Catalyst to acquire their complement portfolio and related intellectual property. AIPR&D in the second quarter and first half of 2021 included the $900.0 million upfront payment to CRISPR. Our AIPR&D has historically fluctuated, and is expected to continue to fluctuate, from one period to another due to upfront, contingent milestone, and other payments pursuant to our business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions.
Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in millions, except percentages)
Selling, general and administrative expenses	$215.3	$194.6	11%	$430.5	$386.7	11%
Selling, general and administrative expenses increased by 11% in each of the second quarter and first half of 2022 as compared to the second quarter and first half of 2021, primarily due to the continued investment to support the commercialization of our medicines and increased support for our pipeline product candidates.
Contingent Consideration
The fair value of contingent consideration potentially payable to former Exonics equity holders decreased by $49.2 million and $56.7 million in the second quarter and first half of 2022, respectively, primarily the result of revision to the scope of certain gene-editing programs in the second quarter of 2022. The fair value of contingent consideration increased by $1.6 million and decreased by $2.3 million in the second quarter and first half of 2021, respectively.
Other Non-Operating Income (Expense), Net
Interest Income
Interest income was $10.8 million and $1.1 million in the second quarter of 2022 and 2021, respectively, and $12.4 million and $2.6 million in the first half of 2022 and 2021, respectively. Our future interest income is dependent on the amount of, and prevailing market interest rates on, our outstanding cash equivalents and available-for-sale debt securities.
Interest Expense
Interest expense was $14.6 million and $15.5 million in the second quarter of 2022 and 2021, respectively, and $29.5 million and $31.2 million in the first half of 2022 and 2021, respectively. The majority of our interest expense in these periods was related to imputed interest expense associated with our leased corporate headquarters in Boston.

Other Income (Expense), Net
Other income (expense), net was expense of $78.1 million and income of $8.1 million in the second quarter of 2022 and 2021, respectively, and expense of $150.9 million and $44.6 million in the first half of 2022 and 2021, respectively. The vast majority of these amounts relate to net unrealized gains or losses resulting from changes in the fair value of our strategic investments. As of June 30, 2022, the fair value of our investments in publicly traded companies was $71.1 million. To the extent that we continue to hold strategic investments in publicly traded companies, we will record other income (expense) related to these strategic investments on a quarterly basis. We expect that due to the volatility of the stock price of biotechnology companies, our other income (expense), net will fluctuate in future periods based on increases or decreases in the fair value of our strategic investments.
Income Taxes
We recorded provisions for income taxes of $213.9 million and $406.6 million in the second quarter and first half of 2022, respectively, a benefit from income taxes of $111.2 million in the second quarter of 2021 and a provision for income taxes of $56.6 million in the first half of 2021. Our effective tax rate of 21% for the first half of 2022 was similar to the U.S. statutory rate. Our effective tax rate of 7% for the first half of 2021 was lower than the U.S. statutory rate primarily due to a $99.7 million discrete tax benefit associated with an increase in the U.K.’s corporate tax rate from 19% to 25%, which was enacted in June 2021 and will become effective in April 2023.
Net Income
Our net income increased to $810.5 million and $1.6 billion in the second quarter and first half of 2022, respectively, as compared to $67.0 million and $720.1 million in the second quarter and first half of 2021, respectively, primarily due to the $900.0 million upfront payment we made to CRISPR in the second quarter of 2021 and increased product revenues. These increases in net income were partially offset by increased cost of sales, development expenses to progress several product candidates into mid- to late-stage clinical development, selling, general and administrative expenses to support the commercialization of our medicines and increased support for our pipeline product candidates and income taxes. We also incurred significant unrealized losses on our strategic investments in second quarter and first half of 2022.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021	Change
	(in millions, except percentages)
Cash, cash equivalents and marketable securities	$9,253.4	$7,524.9	23%
Working Capital:
Total current assets	11,503.5	9,560.6	20%
Total current liabilities	(2,556.2)	(2,142.0)	19%
Total working capital	$8,947.3	$7,418.6	21%
Working Capital
As of June 30, 2022, total working capital was $8.9 billion, which represented an increase of $1.5 billion from $7.4 billion as of December 31, 2021. The increase in total working capital in the first half of 2022 was primarily related to $2.1 billion of cash provided by operations.

Cash Flows

	Six Months Ended June 30,
	2022	2021
	(in millions)
Net cash provided by (used in):
Operating activities	$2,096.0	$721.3
Investing activities	$(112.5)	$(154.0)
Financing activities	$(47.7)	$(485.1)
Operating Activities
Cash provided by operating activities were $2.1 billion in the first half of 2022 as compared to $721.3 million in the first half of 2021, primarily due to a $852.5 million increase in our net income resulting from the $900.0 million upfront payment to CRISPR that was recorded within “Acquired in-process research and development expenses” in the first half of 2021 and changes to accrued expenses and accounts receivable due to increased product revenues.
Investing Activities
Cash used in investing activities were $112.5 million and $154.0 million in the first half of 2022 and 2021, respectively. These investing activities were primarily related to purchases of property and equipment.
Financing Activities
Cash used in financing activities were $47.7 million and $485.1 million in the first half of 2022 and 2021, respectively. In the first half of 2022, the largest portion of our financing activities were payments related to our employee stock benefit plans. In the first half of 2021, the largest portion of our financing activities were share repurchases pursuant to our share repurchase programs totaling $424.9 million.
Sources and Uses of Liquidity
As of June 30, 2022, we had cash, cash equivalents and marketable securities of $9.3 billion, which represented an increase of $1.7 billion from $7.5 billion as of December 31, 2021. We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity.
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
Credit Facilities & Financing Strategy
As of June 30, 2022, we could borrow up to a total of $2.5 billion pursuant to two revolving credit facilities and could repay and reborrow amounts under these revolving credit agreements without penalty. Subject to certain conditions, we could request that the borrowing capacity for each of the credit agreements be increased by an additional $500.0 million, for a total of $3.5 billion collectively. Negative covenants in our credit agreement could prohibit or limit our ability to access these sources of liquidity. As of June 30, 2022, both facilities were undrawn, and we were in compliance with these covenants.
In July 2022, we terminated the $500.0 million revolving credit facility that we entered into in 2019 and entered into a new $500.0 million revolving credit facility, which matures in July 2027. The $2.0 billion revolving credit facility that we entered into in 2020 matures in September 2022.
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
In addition, we have significant potential future capital requirements including:
•We have entered into certain business development-related agreements with third parties that include the funding of certain research, development, and commercialization efforts. Certain of our transactions, including collaborations, licensing arrangements, and asset acquisitions, include the potential for future milestone and royalty payments by us upon the achievement of pre-established developmental and regulatory targets and/or commercial targets. Our obligation to fund these research and development and commercialization efforts and to pay these potential milestone and royalties is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause the discontinuance of the programs associated with our collaborations, licensing arrangements and acquisitions. We may enter into additional business development transactions, including acquisitions, collaborations, licensing arrangements and equity investments, that require additional capital. For example, in July 2022, we entered into an agreement to acquire ViaCyte for approximately $320.0 million in cash.
•To the extent we borrow amounts under our existing credit agreements, we would be required to repay any outstanding principal amounts in the third quarter of 2022 or 2027.
•As of June 30, 2022, we had $0.5 billion available under our 2021 Share Repurchase Program.
There have not been any material changes to our future capital requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission, or SEC, on February 9, 2022.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the six months ended June 30, 2022, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 9, 2022.

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management (under the supervision and with the participation of our chief executive officer and chief financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, as of June 30, 2022 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•the potential future benefits of our acquisitions and collaborations, including our exa-cel collaboration with CRISPR;
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
In June 2021, our Board of Directors approved a share repurchase program (the “2021 Share Repurchase Program”), pursuant to which we are authorized to repurchase up to $1.5 billion of our common stock by December 31, 2022. We did not repurchase any shares of our common stock under the 2021 Share Repurchase Program in the three months ended June 30, 2022. As of June 30, 2022, $499.7 million remained available to fund repurchases under this share repurchase program.
Under our 2021 Share Repurchase Program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the Securities and Exchange Commission.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	Credit Agreement, dated as of July 1, 2022, by and among Vertex Pharmaceuticals Incorporated, Bank of America, N.A. and the other lenders party thereto.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

August 5, 2022	By:	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Chief Financial Officer (principal financial officer and duly authorized officer)