Form 10-K
period 2022-12-31
VERTEX PHARMACEUTICALS INC / MA
filed 2023-02-10
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter of 2022) was $71.8 billion.
As of January 31, 2023, the registrant had 257,091,441 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2023 Annual Meeting of Shareholders, which we expect to hold on May 17, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

PART I

ITEM 1.BUSINESS
OVERVIEW
We are a global biotechnology company that invests in scientific innovation to create transformative medicines for people with serious diseases, with a focus on specialty markets. We have four approved medicines that treat the underlying cause of cystic fibrosis (“CF”), a life-threatening genetic disease, and we continue to focus on developing additional treatments for CF. Beyond CF, we have a pipeline that includes mid- and late-stage clinical programs in sickle cell disease, beta thalassemia, acute and neuropathic pain, APOL1-mediated kidney disease, type 1 diabetes, and alpha-1 antitrypsin deficiency, and earlier-stage programs in diseases such as muscular dystrophies.
Our goal in CF is to develop treatment regimens that will provide benefits to all people with CF and will enhance the benefits currently provided to people taking our medicines. Our marketed medicines are TRIKAFTA/KAFTRIO (elexacaftor/tezacaftor/ivacaftor and ivacaftor), SYMDEKO/SYMKEVI (tezacaftor/ivacaftor and ivacaftor), ORKAMBI (lumacaftor/ivacaftor) and KALYDECO (ivacaftor). Collectively, our CF medicines are being used to treat the majority of the approximately 88,000 people with CF in North America, Europe and Australia.
Through label expansions, approval of new medicines, and expanded reimbursement, we are focused on increasing the number of people with CF who are eligible and able to receive our medicines. We are evaluating our current medicines in additional patient populations, including younger children, with the goal of having small molecule treatments for all people who have at least one mutation in their cystic fibrosis transmembrane conductance regulator (“CFTR”) gene that is responsive to our CFTR modulators. We are evaluating a once-daily triple combination of vanzacaftor/tezacaftor/deutivacaftor, formerly known as VX-121/tezacaftor/VX-561, in Phase 3 clinical trials. We believe this new triple-combination has the potential to provide enhanced benefits to CF patients who have at least one mutation in their CFTR gene. This regimen also carries a lower royalty burden. In addition, in December 2022, the U.S. Food and Drug Administration (“FDA”), cleared our Investigational New Drug Application (“IND”) for VX-522, a messenger ribonucleic acid (“mRNA”) therapeutic we are developing in collaboration with Moderna, Inc. (“Moderna”), that has the potential to benefit the approximately 5,000 people with CF in North America, Europe and Australia who cannot benefit from CFTR modulators.
Beyond CF, we are advancing programs across multiple disease areas and modalities, including:
•Sickle Cell Disease and Beta Thalassemia. We have completed enrollment in two ongoing Phase 3 clinical trials of exagamglogene autotemcel (“exa-cel”), formerly known as CTX001, an investigational CRISPR/Cas9-based gene-editing therapy for severe sickle cell disease (“SCD”), and transfusion-dependent beta thalassemia (“TDT”). In the fourth quarter of 2022, we completed European regulatory submissions for exa-cel and initiated a rolling submission in the United States (the “U.S.”). The European Medicines Agency (“EMA”) and the Medicines and Healthcare products Regulatory Agency (“MHRA”) have validated the marketing authorization application (“MAA”) for exa-cel.
•Pain. We are evaluating VX-548, a non-opioid, investigational NaV 1.8 inhibitor, for the treatment of pain. Our most advanced clinical trials in pain are three Phase 3 clinical trials of VX-548 as a potential treatment for moderate to severe acute pain. In addition, we have initiated a Phase 2 clinical trial evaluating VX-548 in chronic neuropathic pain.
•APOL1-Mediated Kidney Disease. We are evaluating inaxaplin, formerly known as VX-147, our investigational small molecule for the treatment of APOL1-mediated kidney disease (“AMKD”) in a Phase 2/3 clinical trial.
•Type 1 Diabetes. We are evaluating VX-880, an investigational stem-cell derived fully-differentiated islet cell therapy, for the treatment of type 1 diabetes (“T1D”) in a Phase 1/2 clinical trial in which patients receive immunosuppressive therapy to protect the islet cells from immune rejection. Our Clinical Trial Application (“CTA”) in Canada for our second program in T1D, VX-264, in which the implanted islet cells are encapsulated in an immunoprotective device, was authorized and we plan to begin screening, enrollment and dosing in Canada in the coming months. In the U.S., the IND is on hold.

•Alpha-1 Antitrypsin Deficiency. We initiated a clinical trial for VX-634, which is the first in a series of next-wave investigational molecules with significantly improved potency and drug-like properties as compared to our previous Alpha-1 Antitrypsin (“AAT”) correctors. We initiated a Phase 2 clinical trial of VX-864, a first-generation AAT corrector, to assess the impact of longer-term treatment on the liver, as well as the levels of functional AAT in the plasma.
•Duchenne Muscular Dystrophy and Myotonic Dystrophy Type 1. We are conducting IND-enabling studies for our first in vivo gene-editing therapy for Duchenne Muscular Dystrophy (“DMD”), and we expect to submit an IND for this program in 2023. We are exploring multiple approaches to address the underlying causal biology for Myotonic Dystrophy Type 1 (“DM1”), including small molecules.
•In addition to the programs listed above, we have a number of earlier-stage research programs aimed at diseases that fit our research and development strategy.
Our core strategy is to discover and develop innovative medicines by combining transformative advances in the understanding of human disease and the science of therapeutics to dramatically advance human health. That strategy focuses on validated targets that address causal human biology, predictive lab assays and clinical biomarkers, rapid paths to registration and approval, and product candidates that hold the potential for transformative patient benefit. We plan to continue investing to advance our strategy, fostering scientific innovation by identifying additional product candidates through internal research efforts, and investing in business development transactions to access emerging technologies, products and product candidates. Our research and early development strategy includes advancing multiple compounds or therapies from each program into early clinical trials to obtain patient data that can inform selection of the most promising compounds for later stage development as well as inform our ongoing discovery and development efforts. We aim to rapidly follow our first-in-class therapies that achieve proof-of-concept with potential best-in-class candidates. This serial innovation approach is intended to increase the likelihood of successfully bringing transformative medicines to patients and provide durable clinical and commercial success. We continue to invest in active research to identify additional candidate therapies in support of the clinical stage programs described above and in other targets that are consistent with our core research strategy.

MARKETED PRODUCTS
Our medicines are collectively being used by approximately two-thirds of people with CF in North America, Europe and Australia. Our approved medicines, including information regarding the indication and age groups for which the medicine is approved in the U.S. and Europe, are set forth in the table below.

Product	Scientific Name	Region/Initial Approval (1)	Indication	Eligible Age Group
	elexacaftor/tezacaftor/ivacaftor and ivacaftor	U.S. (2019)	People with CF with (i) at least one F508del mutation, or (ii) another mutation that is responsive to elexacaftor/tezacaftor/ivacaftor and ivacaftor	6 years of age and older
	elexacaftor/tezacaftor/ivacaftor and ivacaftor	E.U. (2020)	People with CF with at least one F508del mutation	6 years of age and older
	tezacaftor/ivacaftor and ivacaftor	U.S. (2018)	People with CF (i) homozygous for the F508del mutation or (ii) with at least one mutation that is responsive to tezacaftor/ivacaftor	6 years of age and older
	tezacaftor/ivacaftor	E.U. (2018)	People with CF (i) homozygous for the F508del mutation or (ii) with one copy of the F508del mutation and one copy of certain mutations that result in residual CFTR activity	6 years of age and older
	lumacaftor/ivacaftor	U.S. (2015)	People with CF homozygous for the F508del mutation	1 year of age and older
	lumacaftor/ivacaftor	E.U. (2015)	People with CF homozygous for the F508del mutation	2 years of age and older
	ivacaftor	U.S. (2012)	People with CF with a mutation that is responsive to ivacaftor	4 months of age and older
	ivacaftor	E.U. (2012)	People with CF with R117H mutation or one of certain gating mutations	4 months of age and older
(1) At the end of the Brexit transition period on January 1, 2021, the MHRA, in Great Britain approved licenses for supply of each product in England, Scotland and Wales. The existing EMA licenses continue to authorize supply in Northern Ireland.
TRIKAFTA/KAFTRIO is now approved and reimbursed or accessible in more than 30 countries outside the U.S. In addition to the European Union (the “E.U.”) and the U.S., we market our products in additional countries, including the United Kingdom (the “U.K.”), Australia, and Canada. We continuously seek to increase the number of patients eligible and able to receive our current medicines through label expansions, approval of new medicines and expanded reimbursement. Since the beginning of 2022, events that have resulted from our efforts include:
•The European Commission and the MHRA granted marketing authorization for KAFTRIO for the treatment of children with CF 6 through 11 years of age who have at least one F508del mutation in the CFTR gene.
•Health Canada granted marketing authorization for TRIKAFTA for people with CF 6 through 11 years of age who have at least one F508del mutation.
•The FDA approved the use of ORKAMBI for children with CF 12 to less than 24 months of age who are homozygous for the F508del mutation in the CFTR gene.

•In the fourth quarter of 2022, we submitted global regulatory filings for TRIKAFTA/KAFTRIO in children with CF 2 to 5 years of age and for KALYDECO in children with CF from 1 month to less than 4 months of age.

RESEARCH AND DEVELOPMENT PROGRAMS
We invest in research and development to discover and develop transformative medicines for people with serious diseases, with a focus on specialty markets. Our research strategy is to combine transformative advances in the understanding of human disease and in the science of therapeutics to dramatically advance human health. This approach has been validated through our success in moving novel product candidates into clinical trials and obtaining marketing approvals for TRIKAFTA/KAFTRIO, KALYDECO, ORKAMBI, and SYMDEKO/SYMKEVI for the treatment of CF and INCIVEK (telaprevir) for the treatment of hepatitis C infection. Our approach to drug discovery has been further validated by our successful demonstration of clinical proof-of-concept in six additional disease areas: in SCD and beta thalassemia with exa-cel, in acute and neuropathic pain with our NaV1.8 inhibitors, in AMKD with inaxaplin, and in T1D with a stem cell-derived islet cell therapy.
We continue to research and develop small molecule product candidates for the treatment of serious diseases, including CF, pain, AMKD, AAT deficiency (“AATD”) and DM1. Our research and development approach includes pursuing multiple modalities tailored to the specific disease target under investigation, using clinical and non-clinical data to inform drug discovery and development, and advancing multiple candidates into clinical trials with the goal of bringing first-in-class followed by best-in-class therapies to patients.
Over the last several years, we have expanded our capabilities to include additional innovative therapeutic modalities with a focus on cell and genetic therapies, which have the potential to treat, and in some cases, cure diseases by addressing the underlying cause of the disease. We have increased our internal investment in cell and genetic therapies, including establishment of a new research and current Good Manufacturing Practices (“cGMP”) clinical manufacturing site in Boston, Massachusetts to bring together our portfolio of cell and genetic therapy technologies and teams. In addition, we have made several significant investments in external innovation, including:
•our collaborations with CRISPR Therapeutics AG (“CRISPR”) to access and develop therapeutics based on the CRISPR gene-editing technology, including an agreement under which we now lead the worldwide development, manufacturing and commercialization of exa-cel;
•our establishment of cell therapy programs for T1D through our acquisition of Semma;
•our acquisition of ViaCyte, Inc. (“ViaCyte”), a biotechnology company with intellectual property, tools, technologies and assets with potential to accelerate development of our stem-cell based T1D programs;
•our advancement of our genetic therapy programs for DMD and DM1, through our acquisition of Exonics, and our collaboration with Entrada Therapeutics, Inc. (“Entrada”), focused on intracellular Endosomal Escape Vehicle (“EEV”) therapeutics for DM1; and
•our collaboration with Moderna for the discovery and development of lipid nanoparticles and mRNAs that can deliver gene-editing therapies.
Consistent with our research and development strategy, all of our investments in research and development and in external innovation are designed to deliver a portfolio with greater likelihood of success. We focus on:
•validated targets that address causal human biology;
•predictive lab assays and clinical biomarkers;
•rapid path to registration and approval; and
•potential for transformative benefit regardless of modality.
To augment our internal programs, we plan to continue acquiring businesses and technologies and collaborating with biopharmaceutical and technology companies, leading academic research institutions, government laboratories, foundations and other organizations to advance research in our disease areas interest, as well as to access technologies needed to execute on our strategy. We have established and we nurture such relationships with organizations around the world and intend to extend and leverage that experience to further our research efforts to discover transformational medicines for serious diseases. We will continue to identify and evaluate potential acquisitions and collaborations that may be similar to or different from the transactions that we have engaged in previously.
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
The absence of working CFTR proteins results in poor flow of salt and water into and out of cells in a number of organs, including the lungs. As a result, thick, sticky mucus builds up and blocks the passages in many organs, leading to a variety of symptoms. In particular, mucus builds up and clogs the airways in the lungs, causing chronic lung infections and progressive lung damage. CFTR potentiators such as ivacaftor and deutivacaftor, formerly VX-561, increase the probability that the CFTR protein channels open on the cell surface, increasing the flow of salt and water into and out of the cell. CFTR correctors, such as lumacaftor, tezacaftor, elexacaftor, and vanzacaftor, formerly VX-121, increase the proper protein processing and folding of mutant CFTR proteins, such that a larger amount of functional CFTR protein reaches the cell surface.

We have completed enrollment of two Phase 3 global, randomized, double-blind, active-controlled clinical trials evaluating a once-daily investigational triple combination of vanzacaftor/tezacaftor/deutivacaftor. Clinical and preclinical data indicate that this triple combination has the potential to provide enhanced benefit beyond TRIKAFTA/KAFTRIO for people with CF who have the F508del mutation on at least one allele. Our Phase 3 program consists of two 52-week clinical trials, SKYLINE 102 and SKYLINE 103, which evaluate the safety and efficacy of the new combination relative to TRIKAFTA in approximately 950 people with CF 12 years of age and older. In parallel, we have initiated a clinical trial, RIDGELINE, evaluating vanzacaftor/tezacaftor/deutivacaftor in children with CF 6 to 11 years of age. We expect to complete the SKYLINE 102 and SKYLINE 103 clinical trials by the end of 2023. We continue to identify and develop additional CFTR modulators with the goal of achieving carrier levels of CFTR activity for people with CF who respond to CFTR modulators.
We continue to research genetic therapies, such as mRNA, and gene-editing approaches, to treat people with CF who do not make CFTR protein and, as a result, cannot benefit from our CFTR modulators. In collaboration with Moderna, we are developing VX-522, a CF mRNA therapeutic designed to treat the underlying cause of CF for these people by enabling cells in the lungs to produce functional CFTR protein. In December 2022, the FDA cleared our IND for VX-522. We have initiated a single ascending dose clinical trial for VX-522 in people with CF, which is active and enrolling patients. We expect to complete the single ascending dose clinical trial and initiate the multiple ascending dose clinical trial in 2023.
Sickle Cell Disease and Transfusion-Dependent Beta Thalassemia
SCD and beta thalassemia are hemoglobinopathies, a group of inherited blood disorders that result from gene mutations that alter hemoglobin, a protein in red blood cells that delivers oxygen throughout the body.
SCD is caused by the change of a single amino acid in the hemoglobin gene that causes red cells to change shape in settings of low oxygen. These sickled cells block blood flow and can lead to severe pain, organ damage, and shortened life span. Treatment is typically focused on relieving pain and minimizing organ damage, requiring medication and, for some patients, monthly blood transfusions and frequent hospital visits. We estimate that there are approximately 25,000 patients with severe SCD in the U.S. and Europe.
Beta thalassemia is caused by loss-of-function mutations in hemoglobin that lead to severe anemia in patients, which causes fatigue and shortness of breath. In infants, beta thalassemia causes failure to thrive, jaundice, and feeding problems. Complications of beta thalassemia can lead to an enlarged spleen, liver and/or heart, misshapen bones and delayed puberty. Treatment for beta thalassemia varies depending on the disease severity for each patient. Patients with TDT, the most severe form of the disease, require regular blood transfusions, as frequently as every two to four weeks. Repeated blood transfusions eventually cause an unhealthy buildup of iron in the patient, leading to organ damage. We estimate that there are approximately 7,000 patients with TDT in the U.S. and Europe.
We are developing exa-cel, an investigational CRISPR/Cas9-based gene-editing therapy, for the treatment of severe SCD and TDT, with our collaborator, CRISPR. Our therapeutic approach involves isolating hematopoietic stem and progenitor cells (“HSPCs”), which give rise to red blood cells, from a patient, treating those cells ex vivo with CRISPR/Cas9 to modify the erythroid-specific enhancer in the BCL11A gene, and reintroducing the edited cells back into the patient. This approach has the potential to significantly increase levels of fetal hemoglobin in erythrocytes and reduce or eliminate symptoms associated with disease.
We are investigating exa-cel in two Phase 3 open-label clinical trials designed to assess the safety and efficacy of a single dose of exa-cel in patients 12 to 35 years of age with severe SCD (the CLIMB SCD-121 clinical trial) and TDT (the CLIMB THAL-111 clinical trial), respectively. Patients enrolled in the clinical trials first undergo a treatment that mobilizes a population of HSPCs from the bone marrow into the bloodstream. Blood cells are collected from the patient’s bloodstream and transferred to a manufacturing facility where the HSPCs are purified and CRISPR/Cas9 gene-editing is performed. Following manufacturing, the edited cells, now called exa-cel, are transferred back to the clinical site. Patients are preconditioned with a treatment that ablates their bone marrow prior to infusion of exa-cel.

Efficacy data presented to date support the profile of exa-cel as a potential one-time functional cure for people with severe SCD and TDT. Exa-cel safety data to date is generally consistent with an autologous stem cell transplant and myeloablative conditioning. We completed regulatory submissions to the EMA and the MHRA for exa-cel for SCD and TDT in the fourth quarter of 2022, and both the EMA and MHRA have validated the MAA. We also initiated the submission of a biologics licensing application (“BLA”) for exa-cel for SCD and TDT for rolling review by the FDA in November 2022, and we expect to complete the submission by the end of the first quarter of 2023. We are enrolling in two Phase 3 clinical trials of exa-cel in patients 5 to 11 years of age, one in SCD and a second in TDT.
Pain
Pain can be debilitating and develop from a variety of conditions. Patients with pain can be categorized as suffering from one of three types of pain: acute pain, chronic neuropathic pain (caused primarily by damage or dysfunction of the nervous system) or chronic musculoskeletal pain (caused primarily by damage to muscle, joints or bone). Acute pain usually resolves in days or weeks (for example, following surgery or an injury), while chronic pain generally lasts greater than three months due to unresolved or ongoing damage to tissues. Our lead program is in Phase 3 development in acute pain where available treatments may not work well, may cause significant side effects, and may carry the risk of addiction. In addition, there is the practice of over- and mis-utilization, as well as underutilization, of current acute pain medicines.
The sodium channels NaV1.8 and NaV1.7 play important roles in the physiology of pain. We have discovered multiple selective small molecule inhibitors of NaV1.8 as potential treatments for pain. We obtained pharmacological validation of NaV1.8 inhibition with one of our first generation NaV1.8 inhibitors in all three clinical pain types: acute pain, chronic neuropathic pain, and chronic musculoskeletal pain.
In early 2022, we reported positive data from two Phase 2 acute pain clinical trials for VX-548, a NaV1.8 inhibitor. Both Phase 2 trials met their primary endpoint and established proof-of-concept for VX-548 for the treatment of acute pain following bunionectomy or abdominoplasty surgery. In addition, VX-548 was generally well tolerated by patients in these studies. We have initiated two randomized, double-blind, placebo-controlled Phase 3 clinical trials evaluating the efficacy and safety of VX-548 for moderate to severe acute pain following bunionectomy or abdominoplasty surgery. The Phase 3 program for VX-548 also includes a single-arm study evaluating the safety and effectiveness of VX-548 in multiple other types of moderate to severe acute pain. We expect to complete these Phase 3 trials in late 2023 or early 2024. In the fourth quarter of 2022, we also initiated a Phase 2 clinical trial evaluating VX-548 in diabetic peripheral neuropathy, a common form of peripheral neuropathic pain.
APOL1-Mediated Kidney Disease
Inherited mutations in the APOL1 gene play a causal role in the biology of severe proteinuric kidney diseases referred to as AMKD. In AMKD, the kidney’s filtering units known as the glomeruli, and within them, the cells known as podocytes, are damaged, leading to leakage of protein into the urine, deterioration in kidney function, scarring, and, ultimately, permanent kidney damage. Patients with proteinuria who inherited two copies of the APOL1 mutations demonstrate rapid progression to end stage kidney disease. Some patients with AMKD have the histological finding of focal segmental glomerulosclerosis (“FSGS”) and co-morbidities such as hypertension. We are evaluating multiple novel small molecules that inhibit the function of APOL1 protein with the potential to treat APOL1-mediated kidney disease.
In a Phase 2 proof-of-concept clinical trial, patients with APOL1-mediated FSGS treated with inaxaplin on top of standard of care achieved a statistically significant, substantial, and clinically meaningful reduction of proteinuria. In this clinical trial, inaxaplin was well tolerated by patients. Based on this positive Phase 2 data, we initiated pivotal development of inaxaplin in a single Phase 2/3 adaptive clinical trial in patients with AMKD in 2022. We continue to enroll patients in this Phase 2/3 clinical trial and we expect to complete the Phase 2 dose-ranging portion of the trial in 2023.
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
We are developing fully differentiated stem-cell derived islet cell therapies designed to replace insulin-producing islet cells that are destroyed in people with T1D, with the goal of delivering a functional cure. We are pursuing three programs for the transplant of functional islets into patients: transplantation of islet cells alone following immunosuppression to protect the implanted cells, implantation of the islet cells inside a novel immunoprotective device, and development of hypoimmune cells to optimize how we protect the implanted islet cells from the immune system.
VX-880, our first program, is a stem cell-derived, allogeneic, fully differentiated, insulin-producing islet cell replacement therapy, using standard immunosuppression to protect the implanted cells. Our Phase 1/2 clinical trial evaluating VX-880 as a potential treatment for T1D is ongoing and proof-of-concept has been achieved. In mid-2022, we provided data on the first two T1D patients dosed in this clinical trial, including that both patients had achieved glucose-responsive insulin production, improvements in glycemic control, and reductions in exogenous insulin requirements. VX-880 safety data to date is generally consistent with the immunosuppressive regimen used in the clinical trial. We have completed enrollment in Part B of the Phase 1/2 clinical trial and, after completion of Part B, we expect to begin Part C of the trial, with concurrent dosing, in 2023.
In our second program, we are evaluating VX-264, in which the stem cell-derived, fully differentiated, insulin-producing islet cells are encapsulated and implanted in an immunoprotective device. In December 2022, our Clinical Trial Application (“CTA”) in Canada for this program was authorized and we plan to begin screening, enrollment and dosing in Canada in the coming months. In the U.S., the IND is on hold. In our third program, research in earlier stages is directed toward developing hypoimmune cells to further optimize how we protect the implanted islet cells from the immune system.
In the third quarter of 2022, we acquired ViaCyte, a biotechnology company focused on delivering novel stem cell-derived cell replacement therapies as a potential functional cure for T1D. We believe the acquisition will accelerate our goal of developing a functional cure for T1D. A Phase 1/2 clinical trial of VCTX-211, a hypoimmune cell program that we are developing in partnership with CRISPR, is active and enrolling patients.
Alpha-1 Antitrypsin Deficiency
AATD is a severe disease of the liver and lung, caused by inherited mutations in the SERPINA1 gene that encodes the AAT protein. People who inherit two mutant SERPINA1 alleles (one from each parent) develop AATD. Most people who develop AATD have two copies of a single mutation known as the Z allele. The Z-AAT mutation results in a protein folding defect in the AAT protein leading the misfolded AAT protein to accumulate in the liver (where it is produced at high levels), which can cause liver damage. As a result, the protein fails to reach other organs in adequate quantity and function, particularly the lungs, where the AAT protein’s normal role is to protect the lungs from the digestive effects of certain proteases. The unchecked activity of these proteases can cause auto-digestion of lung tissue and may lead to emphysema or chronic pulmonary obstructive disease, and lung infections over time. Currently, there is no treatment that targets the underlying cause of the disease in both the liver and the lung. Available treatments are aimed at transiently increasing levels of AAT in the blood but have no effect in the liver. Patients living with AATD typically experience recurring hospital visits and a shortened life expectancy.
We seek to develop medicines that treat the underlying cause of AATD throughout the body. We have discovered multiple small molecule correctors that restore folding of the mutant AAT protein, leading to increased production of functional AAT protein. The restoration of AAT protein folding in the liver and of systemic AAT function has the potential to benefit both the liver and lung diseases caused by AATD. We have initiated a Phase 1 clinical trial for VX-634, which is the first in a series of next-wave investigational molecules with significantly improved potency and drug-like properties as compared to our previous AAT correctors, allowing potential exploration of the full dose response. We also have initiated a second Phase 2 clinical trial of VX-864, a first-generation AAT corrector, to assess the impact of longer-term treatment on the liver, as well as the levels of functional AAT in the plasma.
Duchenne Muscular Dystrophy and Myotonic Dystrophy Type 1
DMD and DM1 are inherited diseases that result in the weakening and breakdown of skeletal muscles over time. In 2019, we acquired Exonics and expanded our collaboration with CRISPR and are focused on advancing gene-editing therapies aimed at treating the underlying cause of DMD by restoring expression of near-full length dystrophin protein. We have an internal small molecule program (and, as described below, we established a collaboration with Entrada) to address the functional impact of the causal mutation in the gene that causes DM1.
We are conducting enabling studies for our first in vivo gene-editing therapy for DMD and we expect to submit an IND for this program in 2023.

We have established a collaboration with Entrada focused on intracellular EEV therapeutics for DM1, which includes ENTR-701, an EEV-investigational candidate for the treatment of DM1 in late preclinical development.

COMMERCIALIZATION OF OUR MEDICINES
Commercial Organization
Our commercial organization focuses on supporting the appropriate use of TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, ORKAMBI and KALYDECO in the markets where these products have been approved. Our sales and marketing organizations are responsible for promoting products to health care providers, ensuring our products are distributed effectively, and obtaining reimbursement for our products from third-party payors, including governmental organizations in the U.S. and ex-U.S. markets. In the U.S., we sell our products primarily to a limited number of specialty pharmacy and specialty distributors. In international markets, we sell our products primarily through distributor arrangements and to retail pharmacies or pharmacy chains, as well as to hospitals and clinics, many of which are government-owned or supported.
Our U.S. field-based CF commercial team is comprised of a small number of individuals to support commercialization of our medicines for CF. We focus our CF marketing efforts in the U.S. on a relatively small number of physicians and health care professionals who write most of the prescriptions for CF medicines. Many of these physicians and health care professionals are located at a limited number of accredited centers in the U.S. focused on the treatment of CF. In international markets, we or our distributors have small sales forces that support TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, ORKAMBI and KALYDECO in jurisdictions where these products are approved.
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
We also continue to prepare for the near-term launch opportunities presented by exa-cel for SCD and TDT, VX-548 for acute pain, and the triple combination of vanzacaftor/tezacaftor/deutivacaftor for CF. For example, we are expanding our commercial organization and capabilities to ensure launch readiness in preparation for the launch of exa-cel, which will focus on patients with severe forms of sickle cell disease and beta thalassemia in the U.S. and certain countries in Europe. The number of patients with severe disease and the geographic concentration of patients enables a specialty model and we are creating the infrastructure and support systems that we believe will lead to commercial success. Our field teams are actively engaged with key treatment centers, policymakers and third-party payors to ensure that stakeholders understand the significant burden of these diseases and to ensure that patients who may be eligible for exa-cel have access to this potentially curative therapy.
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
Our CF medicines are broadly reimbursed by third-party payors in the U.S., including the federal government. We participate in the Medicaid Drug Rebate program, Medicare, and other governmental pricing programs. Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries as a condition of having federal funds being made available to the states for our drugs. Medicaid rebates are based on pricing data reported by us on a monthly and quarterly basis to the Centers for Medicare

& Medicaid Services (“CMS”), the federal agency that administers the Medicaid and Medicare programs.
Any company that participates in the Medicaid Drug Rebate program also must participate in the 340B drug pricing program (the “340B program”), and the Federal Supply Schedule (“FSS”) pricing program. The 340B program, which is administered by the Health Resources and Services Administration, requires participating companies to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for our covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula, which is based on pricing data calculated under the Medicaid Drug Rebate program. The FSS pricing program, which is administered by the Department of Veterans Affairs (“VA”), also requires participating companies to extend discounted prices to the VA, Department of Defense, Coast Guard, and Public Health Service. Similar to the 340B program, FSS prices are calculated utilizing pricing data reported by us to the VA on a quarterly and annual basis.
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
Private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. As a result, any reduction in payment that results from Part D reimbursement may result in a similar reduction in payments from non-governmental payors for our products. Additionally, private payors, including health maintenance organizations and pharmacy benefit managers in the U.S., are adopting more aggressive utilization management techniques and are increasingly applying restrictive plan designs that can impact patients and manufacturers. They continue to push for significant discounts and rebates from manufacturers. As a consequence, these payors may not cover or adequately reimburse for use of our products or may do so at levels that disadvantage them relative to competitive products.
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
The Patient Protection and Affordable Care Act (“ACA”) was enacted in March 2010 and was designed to expand coverage for the uninsured while at the same time containing overall health care costs. With regard to pharmaceutical products, among other things, the ACA was designed to expand and increase industry rebates for drugs covered under Medicaid programs, impose an annual fee on branded pharmaceutical manufacturers, subject biological products to potential competition by lower-cost biosimilars, and make changes to the coverage requirements under the Medicare Part D program. We anticipate that the U.S. government will continue to engage in activities seeking to address drug pricing and reimbursement.
In Europe and other foreign jurisdictions, the success of our products depends largely on obtaining and maintaining government reimbursement, because patients are generally unable to access prescription pharmaceutical products that are not reimbursed by their governments. In some countries, such as Germany, commercial sales of a new product may begin while pricing and reimbursement terms are under discussion. In other countries, a company must complete reimbursement negotiations prior to the commencement of commercial supply of the pharmaceutical product. The requirements governing drug pricing vary widely country-by-country and region-by-region. For example, the member states of the E.U. can restrict the range of drugs for which their national health insurance systems provide reimbursement and can control the prices of prescription drugs. In addition, many ex-U.S. government payors require companies to provide health economic assessments of products, which are evaluated by government agencies set up for this purpose. A member state may approve a specific price for the drug, or it may instead adopt a system of direct or indirect controls on the total amount of money that a company may receive for supply of a drug. Countries also may consider increasing mandatory discounts over time in an attempt to manage increased demands on healthcare budgets. Reimbursement discussions in foreign countries often result in a reimbursement price that is lower than the net price that companies can obtain for the product in the U.S. In addition, reimbursement discussions may take a significant period of time resulting in commercialization delays. Reimbursement for our products cannot be assured because a country or region may only provide for reimbursement on terms that we do not deem adequate. Further, many ex-U.S. governments have introduced or are in the process of introducing legislation focusing on cost containment measures in the pharmaceutical industry. The impact of these laws where finalized, the final form of laws under consideration, and their relevant practical application, are unknown at this time, but may lead to lower prices, paybacks, or other forms of discounts or special taxes.
We have obtained broad reimbursement for our CF medicines in ex-U.S. markets. TRIKAFTA/KAFTRIO is reimbursed or accessible in more than 30 countries outside the U.S. We expect to continue to focus significant resources to obtain expanded reimbursement for our CF medicines and pipeline therapies in ex-U.S. markets.
There is significant uncertainty related to the insurance coverage and reimbursement of our pipeline cell or genetic therapy products, including genetic therapies that are potential one-time treatments. It is difficult to predict how future novel cell and genetic therapy products will be covered and reimbursed by payors, including U.S. federal healthcare programs, ex-U.S. governments, or private insurance companies. Additionally, reimbursement rates for cell and genetic therapies approved before ours could create an adverse environment for reimbursement of any therapies we ultimately commercialize. The administration of our products may require procedures for the collection of cells from patients, followed by other procedures either before or after delivery of the cell or genetic therapy. The manner and level at which reimbursement is provided for these services also are important. An inadequate reimbursement for such services may adversely affect physicians’ decisions to recommend any product for which we obtain approval in the future and our ability to market or sell the related cell or genetic therapy.

STRATEGIC TRANSACTIONS AND COLLABORATIONS
As part of our business strategy, we seek to license or acquire technologies, products, product candidates, and businesses that are aligned with our corporate and research and development strategies and complement and advance our ongoing research and development efforts. In addition, we establish business relationships with collaborators to support our research activities and to lead or support development and/or commercialization of certain product candidates. We expect to continue to identify and evaluate potential acquisitions, licenses and collaborations that may be similar or different from the transactions that we have engaged in previously.
Strategic Transactions
•In 2017, we enhanced our CF portfolio through our acquisition of certain CF assets, including deutivacaftor, from Concert Pharmaceuticals Inc. We are in Phase 3 clinical trials evaluating our new, once-daily investigational triple combination therapy, which includes deutivacaftor, for people with CF 12 years of age and older.
•In 2019, we established our T1D program through our acquisition of Semma, a privately held company focused on the use of stem cell-derived human islets as a potentially curative treatment for T1D. We are evaluating VX-880 for the potential treatment of T1D in a Phase 1/2 clinical trial. In addition, we submitted an IND for our second program in T1D, VX-264, in which the implanted islet cells are encapsulated in an immunoprotective device.
•In 2019, we enhanced our gene-editing capabilities through our acquisition of Exonics, a privately held company focused on creating transformative gene-editing therapies to repair mutations that cause DMD and other severe neuromuscular diseases, including DM1. We are conducting enabling studies for our first in vivo gene-editing therapy for DMD and we expect to submit an IND for this program in 2023.
•In 2022, we acquired ViaCyte, a privately held company focused on delivering novel stem cell-derived cell replacement therapies as a functional cure for T1D, and Catalyst Biosciences, Inc.’s portfolio of protease medicines that target the complement system and related intellectual property.

Collaboration and Licensing Arrangements
Joint Development and Commercialization Agreement with CRISPR
In December 2017, we entered into a joint development and commercialization agreement (“Original JDCA”), with CRISPR pursuant to which we are co-developing and preparing to co-commercialize exa-cel, for SCD and TDT. We entered into the Original JDCA following our exercise of an option to co-develop and co-commercialize the hemoglobinopathies program that was contained in the collaboration agreement that we entered into with CRISPR in 2015.
In April 2021, we and CRISPR amended and restated the Original JDCA (the “A&R JDCA”). Pursuant to the A&R JDCA, the parties agreed to, among other things, (a) adjust the governance structure for the collaboration and adjust the responsibilities of each party thereunder; (b) adjust the allocation of net profits and net losses between the parties; and (c) exclusively license (subject to CRISPR’s reserved rights to conduct certain activities) certain intellectual property rights to us relating to the products that may be researched, developed, manufactured and commercialized under such agreement.
Pursuant to the A&R JDCA, we lead global development, manufacturing and commercialization of exa-cel, with support from CRISPR. Subject to the terms and conditions of the A&R JDCA, we have the right to conduct all research, development, manufacturing and commercialization activities relating to the product candidates and products under the A&R JDCA (including exa-cel) throughout the world, subject to CRISPR’s reserved right to conduct certain activities.
In connection with the A&R JDCA, we made a $900.0 million upfront payment to CRISPR in the second quarter of 2021. CRISPR has the potential to receive an additional one-time $200.0 million milestone payment upon receipt of the first marketing approval of exa-cel from the FDA or the European Commission.
We and CRISPR shared equally all expenses incurred under the Original JDCA. On July 1, 2021, with respect to exa-cel, the net profits and net losses incurred pursuant to the A&R JDCA began to be allocated 60% to us and 40% to CRISPR, subject to certain adjustments, while all other product candidates and products continue to have net profits and net losses shared equally between the parties.
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
In-License Agreements
We have entered into various agreements pursuant to which we have obtained access to technologies from third parties and are conducting research and development activities with collaborators. Pursuant to these arrangements, we have obtained development and commercialization rights to resulting product candidates. Depending on the terms of the arrangements, we may be responsible for the costs of research activities, required to make upfront payments and/or milestone payments upon the achievement of certain research, development, and commercial objectives, and/or pay royalties on future sales, if any, of commercial products resulting from the collaboration. Our current in-license agreements include:
•CRISPR Therapeutics AG. In addition to our arrangement with CRISPR described above, we have exercised options to exclusively license treatments for specific targets, including CF, that were subject to the research program under the collaboration agreement we entered into with CRISPR in 2015. In 2019, we obtained exclusive worldwide rights to CRISPR’s intellectual property for DMD and DM1 gene-editing products through a new agreement with CRISPR.

•Moderna, Inc. In 2016, we entered into a collaboration with Moderna for the identification and development of mRNA therapeutics encoding CFTR for the treatment of CF. In December 2022, the FDA cleared our IND for VX-522, an mRNA therapeutic we are developing with Moderna pursuant to this collaboration, and we have initiated a single ascending dose clinical trial for VX-522 in people with CF. In 2020, we entered into a new collaboration with Moderna aimed at the discovery and development of lipid nanoparticles and mRNAs that can deliver gene-editing therapies to lung cells for the treatment of CF.
•Entrada Therapeutics, Inc. We established a collaboration with Entrada, focused on intracellular EEV therapeutics for DM1, which includes ENTR-701, an EEV-investigational candidate for the treatment of DM1 in late preclinical development.
•Other Arrangements. We have also entered into other arrangements to support our research and development efforts. In 2022, we entered into a collaboration with Verve Therapeutics, Inc. In 2021, we entered into collaborations with Obsidian Therapeutics, Inc. and Mammoth Biosciences, Inc. In 2020, we entered into collaborations with Affinia Therapeutics, Inc and Skyhawk Therapeutics, Inc. In 2019, we entered into collaborations with Ribometrix, Inc. and Kymera Therapeutics.
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
Cystic Fibrosis Foundation
In 2004, we entered into a collaboration agreement with the Cystic Fibrosis Foundation, as successor in interest to the Cystic Fibrosis Foundation Therapeutics, Inc., to support research and development activities. Pursuant to the collaboration agreement, as amended, we have agreed to pay tiered royalties ranging from single digits to sub-teens on covered compounds first synthesized and/or tested during a research term on or before February 28, 2014, including ivacaftor, lumacaftor and tezacaftor and royalties ranging from low-single digits to mid-single digits on potential net sales of certain compounds first synthesized and/or tested between March 1, 2014 and August 31, 2016, including elexacaftor. We do not have any royalty obligations on compounds first synthesized and tested on or after September 1, 2016. For combination products, such as ORKAMBI, SYMDEKO/SYMKEVI and TRIKAFTA/KAFTRIO, sales are allocated equally to each of the active pharmaceutical ingredients in the combination product.

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

We own or hold exclusive and non-exclusive licenses to several hundred patents in the U.S. Upon approval of a New Drug Application (“NDA”), or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Each of the patents listed by the NDA sponsor is published in the FDA’s Orange Book. We have eleven issued U.S. patents listed in the Orange Book that cover the active pharmaceutical ingredients in KALYDECO, its marketed formulations, and/or its approved indication. We have 20 issued U.S. patents listed in the Orange Book that cover the active pharmaceutical ingredients in ORKAMBI, its marketed formulations, and/or its approved indication. We have 21 issued U.S. patents listed in the Orange Book that cover the active pharmaceutical ingredients in SYMDEKO, its marketed formulation, and/or its approved indication. We have 24 issued U.S. patents listed in the Orange Book that cover the active pharmaceutical ingredients in TRIKAFTA, its marketed formulation, and/or its approved indication.
The table below sets forth the year of projected expiration for the basic product patents covering each of our approved products. For products that are combinations of two or more active ingredients, the table lists the projected expiration of the latest expiring patent covering any of the active pharmaceutical ingredients (lumacaftor for ORKAMBI, tezacaftor for SYMDEKO/SYMKEVI and elexacaftor for TRIKAFTA/KAFTRIO). Unless otherwise noted, patent term extensions, supplementary protection certificates, and pediatric exclusivity periods are not reflected in the expiration dates listed in the table below and may extend protection. In some instances, we also own later-expiring patents and applications relating to solid forms, formulations, methods of manufacture, or the use of these drugs in the treatment of particular diseases or conditions. In some cases, however, such patents may not protect our drug from generic competition after the expiration of the basic patent.

Product	Expiration Year of U.S. Basic Product Patent	Expiration Year of European Basic Product Patent
KALYDECO	2027	2025 [1]
ORKAMBI	2030	2026 [2]
SYMDEKO/SYMKEVI	2027	2028 [3]
TRIKAFTA/KAFTRIO	2037	2037
1 Certain European countries have granted supplementary protection certificates for KALYDECO, which expire in 2027.
2 Certain European countries have granted supplementary protection certificates for ORKAMBI, which expire in 2030.
3 Certain European countries have granted supplementary protection certificates for SYMKEVI, which expire in 2033.
In addition to protecting our marketed products, we actively file patent applications in the U.S. and in foreign countries on inventions relating to our pipeline. For example, we also own and/or control U.S. and foreign patents and/or patent applications relating to the following:
•Vanzacaftor, deutivacaftor, and other CF potentiators and correctors and many other related compounds, and the use of those compounds for the treatment CF.
•VX-522 and other mRNA-based approaches for treating CF.
•Exa-cel and other potential gene-editing approaches for treating hemoglobinopathies.
•VX-548 and other compounds being studied for the potential treatment of pain.
•Inaxaplin and other compounds being studied for the potential treatment of AMKD.
•VX-880, VX-264, and other cell-based approaches for treating T1D.
•VX-634 and other compounds being studied for the potential treatment of AATD.
•Other pre-clinical and clinical candidates and the use of such candidates to treat specified diseases.
•The manufacture, pharmaceutical compositions, related solid forms, formulations, dosing regimens, and methods of use of many of the above compounds.
We and CRISPR intend to rely upon a combination of rights, including patent rights, trade secret protection, and regulatory exclusivities to protect exa-cel. CRISPR has licensed certain rights to a worldwide patent portfolio that covers various aspects of the CRISPR/Cas9 editing platform technology including, for example, compositions of matter and methods of use, including their use in targeting or cutting DNA, from Dr. Emmanuelle Charpentier. In addition to Dr. Charpentier, this patent portfolio has named inventors who assigned their rights to the Regents of the University of California or the University of Vienna, to whom we refer, together with Dr. Charpentier, as the CVC Group. CRISPR has non-exclusive or co-exclusive rights to the patent rights that protect the core CRISPR/Cas9 gene-editing technology. For example, certain third parties, including competitors, have reported obtaining a license to rights in this patent portfolio in certain fields. In addition, patents and patent applications in this patent portfolio are the subject of proceedings in the U.S., Europe, and other jurisdictions, including proceedings in the U.S. Patent and Trademark Office (the “USPTO”), between the CVC Group and, separately, the Broad Institute, Sigma-Aldrich, Co. LLC (“Sigma-Aldrich”), and ToolGen, Inc. (“ToolGen”). To date, both the CVC Group and the Broad Institute have obtained granted patents that purport to cover aspects of CRISPR/Cas9 editing platform technology. The patents and patent applications within the patent portfolios of the CVC Group, the Broad Institute, Sigma-Aldrich and/or ToolGen are, or may in the future be, involved in proceedings similar to interferences or priority disputes in Europe or other foreign jurisdictions. In addition to the patent portfolio licensed from Dr. Charpentier, we own patents and/or patent applications relating to the composition, manufacture, and use of exa-cel.
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

MANUFACTURING
As we market and sell our approved products and advance our product candidates through clinical development toward commercialization, we continue to build and maintain our supply chain and quality assurance resources. We rely on internal capabilities and a global network of third parties to manufacture and distribute our product candidates for clinical trials, as well as our products for commercial sale and post-approval clinical trials. In addition to establishing supply chains for each new approved product, we must adapt our supply chain for existing products to include additional formulations that are often required to treat younger patients or to increase scale of production for existing products. We are focused on ensuring the stability of the supply chains for our current products, including TRIKAFTA/KAFTRIO, and for our pipeline programs. In addition, we are focused on identifying and ensuring efficient manufacturing and delivery processes for the cell and genetic therapies we are developing.
We have established our own manufacturing capabilities in Boston, which we use for clinical trial and commercial supplies, including our commercial supply of TRIKAFTA/KAFTRIO. We have established and continue to evaluate additional manufacturing capacity for our current and future products. We expect that we will continue to rely on third parties to meet our commercial supply needs, including for TRIKAFTA/KAFTRIO, and a significant portion of our clinical supply needs for the foreseeable future.
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
We have developed systems and processes to track, monitor, and oversee our and our third-party manufacturers’ activities, including a quality assurance program intended to ensure that our third-party manufacturers comply with cGMP. We devote substantial time, resources and effort in the areas of production, quality control, and quality assurance to maintain cGMP compliance. We regularly evaluate the performance of our third-party manufacturers with the objective of confirming their continuing capabilities to meet our needs efficiently and economically. Manufacturing facilities, both foreign and domestic, are subject to inspections by or under the authority of the FDA and other U.S. and foreign government authorities. Although we actively engage with regulatory authorities, the timing of inspections and regulatory approvals for each of these facilities may be delayed for a number of reasons, including the COVID-19 pandemic.
The manufacturing processes for cell and genetic therapies are more complex than those required for small molecule drugs and require different systems, equipment, facilities, and expertise. Additionally, we are unable to utilize a single process for all of our cell and genetic therapies; they must be customized for each program and therapy. We are investing and plan to continue to invest significant resources in expanding and strengthening our manufacturing supplies, infrastructure and capabilities, such as cGMP clinical manufacturing, both independently and through third-party networks, in an effort to develop and commercialize our cell and genetic therapies. We are focused on identifying, evaluating and securing relationships with various third parties globally that will enable us to expand and strengthen such capabilities to support our current and future cell and genetic therapy programs, including exa-cel.
We rely on third-party manufacturers to produce or process cell culture reagents, gene-editing components, such as Cas9 protein and guide RNA molecules, and to generate gene-edited cells to supply exa-cel for clinical trials. If approved, we expect to continue to rely on third-party manufacturers for commercial supply of exa-cel. The manufacturing process for exa-cel involves a number of steps prior to the final infusion of drug product into patients. Following mobilization and collection of blood cells from the patient at the clinical site, cells are transferred to a manufacturing site where HSPCs are purified and CRISPR/Cas9 gene-editing is performed. The edited cellular product, called exa-cel, is frozen and transported back to the clinical site where it is stored prior to infusion into the patient. Each step must be completed successfully, and in a timely manner, requiring coordination between us, clinical sites, third-party manufacturers and shipping vendors. To increase production to commercial levels, we are making significant investments to coordinate manufacturing, testing, and logistics activities at a larger scale across multiple facilities to serve the geographies in which we plan to seek approval for exa-cel. In addition to clinical data establishing the safety and efficacy of exa-cel, approval of exa-cel will require regulatory approval of the processes and facilities used to manufacture and test critical gene-editing components and exa-cel.

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
AbbVie, Inc. (“AbbVie”) has been conducting Phase 2 clinical trials of a potentiator and a corrector and has announced plans to initiate Phase 2 clinical trials of a combination of a potentiator and two correctors in 2023. Proteostasis Therapeutics, Inc. was developing potential CFTR modulator therapies prior to its acquisition by Yumanity Therapeutics, Inc. (“Yumanity”). Following the merger, Yumanity out-licensed the CF program to Fair Therapeutics. Sionna Therapeutics has a CFTR modulator in Phase 1 development.
Other therapeutic approaches include addressing CF utilizing nucleic acid therapies, which are compounds that allow expression of a functional CFTR protein. Nucleic acid therapies are under development by companies such as Arcturus Therapeutics Holdings, Inc., ReCode Therapeutics, Inc., Krystal Biotech, Inc., Spirovant Sciences, Inc. Boehringer Ingelheim International, GmbH, 4D Molecular Therapeutics, Inc and SpliSense, Ltd.
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
Pipeline
In recent years, we have committed significant research resources to, and made significant investments in, our pipeline of potential new therapies for SCD, TDT, pain, AMKD, T1D, AATD, muscular dystrophies, and other diseases.
Sickle Cell and Beta Thalassemia
There are multiple approved small molecule and biologic treatments for SCD and beta thalassemia, including products from Novartis International AG (“Novartis”), Global Blood Therapeutics, Inc., which was recently acquired by Pfizer, and Bristol Myers Squibb together with Merck & Co. In addition, bluebird bio, Inc. (“bluebird”), obtained FDA approval of its gene therapy, Zynteglo (betibeglogene autotemcel) in August 2022 for the treatment of patients with beta thalassemia who require regular red blood cell transfusions. bluebird is also developing a gene therapy for SCD and previously announced that it expects to file the BLA with the FDA in the first quarter of 2023. In addition, various companies and private academic/medical institutes are developing gene therapy or gene-editing candidates for the treatment of SCD or beta thalassemia utilizing CRISPR technology, lentiviral vectors, zinc finger nuclease technology, or transcription activator-like effector nuclease, gene correction, base or prime editing.
Pain
The acute pain market is dominated by conventional analgesics, including opioids, non-steroidal anti-inflammatory drugs, acetaminophen and local anesthetics, low-cost generics, and reformulations aiming to provide safer, more tolerable or more convenient therapies. Several companies, including Orion Corporation and Luzsana Biotechnology, are pursuing clinical development of novel mechanisms of action for acute and chronic pain indications, including targeting the sodium channels in the NaV family, and there are two selective NaV1.8 inhibitors in clinical trials targeting pain indications.
Additional Programs
Certain of our other product candidates face competition from many pharmaceutical and biotechnology companies. For example, other pharmaceutical and biotechnology companies are actively engaged in the research and development of products for T1D, including strategies to prevent the destruction of beta cells, to protect beta cell function, or to replace missing beta cells. The T1D standard of care of exogenous insulin injections continues to progress toward an artificial pancreas as multiple companies are developing novel insulin formulations, advanced pumps and glucose sensors, and closed loop systems.

There are no approved therapies targeting AMKD. People with chronic kidney disease (“CKD”) take angiotensin-converting enzyme inhibitors and angiotensin receptor blockers to treat hypertension; steroids and immunosuppressants to reduce proteinuria; and SGLT2 inhibitors to reduce the risk of CKD progression. These CKD treatments may reduce proteinuria, but do not stop the rapid disease progression seen in AMKD patients. We are aware of two companies that have early programs developing APOL1-targeted assets for patients with AMKD: AstraZeneca in collaboration with Ionis Pharmaceuticals, and Maze Therapeutics.
Several new therapies are under development specifically for the treatment of patients with FSGS. We are not aware of any of these therapies having a mechanism of action targeting those FSGS patients with high-risk variants for APOL1. Travere’s sparsentan is currently under regulatory review. Eli Lilly and Company’s Janus kinase inhibitor (baricitinib) is being investigated by Duke University in FSGS patients with APOL1-risk variants.
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

GOVERNMENT REGULATION
Our operations and activities are subject to extensive regulation by numerous government authorities in the U.S., Europe and other countries. In the U.S., Europe and other countries, our products are subject to rigorous regulations governing their testing, manufacture, labeling, storage, record keeping, approval, and advertising and promotion. As a result of these regulations, product development and product approval processes are very expensive and time consuming. The regulatory requirements applicable to drug and biologic development, approval, and marketing are subject to change. In addition, regulations and administrative guidance often are revised or reinterpreted by the agencies in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA or comparable ex-U.S. regulations, guidance or interpretations will change.
United States Government Regulation
New Drug Application and Biologics License Application Approval Processes
The process required by the FDA before a drug or biologic may be marketed in the U.S. generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices (“GLP”), and other applicable regulations;
•submission to the FDA of an IND, which must become effective before clinical trials in the U.S. may begin;
•performance of adequate and well-controlled clinical trials according to Good Clinical Practices (“GCP”), and other clinical trial-related regulations to establish the safety and efficacy of the proposed drug for its intended use;
•submission to the FDA of an NDA or a BLA;
•satisfactory completion of a pre-approval FDA inspection of the manufacturing facility or facilities at which the product will be produced to assess compliance with cGMP; and
•FDA review and approval of the NDA or BLA.
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
•Phase 1. The drug or biologic initially is introduced into a limited number of healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution and elimination. In the case of some drugs or biologics for severe or life-threatening diseases, such as cancer, especially when the drug or biologic may be inherently too toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2. Clinical trials are next initiated in a limited patient population with the specified disease or condition the drug or biologic is intended to treat to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the drug or biologic candidate for the disease or condition it is intended to treat and to determine dosage tolerance and optimal dosage.
•Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk-benefit ratio of the drug or biologic and provide an adequate basis for regulatory approval and product labeling.
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
“Breakthrough Therapy” designation is a process designed to expedite the development and review of drugs or biologics that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over available therapy on one or more clinically significant endpoints. Breakthrough Therapy designation provides all of the benefits of fast-track designation in addition to robust FDA-sponsor interaction and communication to help to identify the most efficient and expeditious path for clinical development while minimizing the number of patients placed in ineffective control regimens.
“Regenerative Medicine Advanced Therapy,” (“RMAT”) designation is a process created by the 21st Century Cures Act in December 2016. A product is eligible for RMAT designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious disease or condition, and if preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of RMAT designation include the benefits available to breakthrough therapies, including potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
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
Post-approval Requirements
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or complete withdrawal of the product from the market. In addition, the sponsor of an approved drug in the U.S. may not promote that drug for unapproved, or off-label, uses, although a physician may prescribe a drug for an off-label use in accordance with the practice of medicine. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Further, after approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing, including Phase 4 trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.
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
•    imposition of a clinical hold, a risk evaluation and mitigation strategy (“REMS”) or other safety-related limitations;
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
Biologics are also entitled to exclusivity under the Biologics Price Competition and Innovation Act (the “BPCIA”),

which was passed as Title VII to the ACA. The law provides a pathway for approval of products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, a reference biological product is granted 12 years of data exclusivity, the period of time during which an innovator’s clinical data cannot be used by other companies, from the time of first licensure of the product, and an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law. Biologics are also eligible for orphan drug exclusivity, as discussed below. The law also includes an extensive process for the innovator biologic and biosimilar manufacturer to litigate patent infringement, validity, and enforceability prior to the approval of the biosimilar. There have been ongoing federal legislative and administrative efforts as well as judicial challenges seeking to repeal, modify or invalidate some or all of the provisions of the ACA. While none of those efforts have focused on changes to the provisions of the ACA related to the biosimilar regulatory framework, if the ACA is repealed, substantially modified, or invalidated, it is unclear what, if any, impact such action would have on biosimilar regulation.
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
If a drug or biologic that has orphan drug designation subsequently receives the first FDA approval for that drug or biologic for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease or condition for seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Orphan drug exclusivity, however, also could block the approval of our products for seven years if a competitor first obtains approval of the same drug, as defined by the FDA, for the same disease or condition for which we were seeking approval. KALYDECO, ORKAMBI, SYMDEKO, and TRIKAFTA have been granted orphan drug exclusivity by the FDA.
We may pursue orphan drug designation for certain of our future product candidates. Even if we obtain orphan drug designation for a product candidate, we may not be the first to obtain marketing approval for the product candidate for any particular orphan indication due to the uncertainties associated with developing novel therapies. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because orphan drug exclusivity does not prevent different drugs from being approved for the same condition. Moreover, orphan drug exclusivity may not prevent the approval of another sponsor’s product that is considered to be the same drug for a different disease or condition, even where such product could be used off-label for the indication that is protected by orphan drug exclusivity. Even after an orphan drug is approved, regulators may subsequently approve the same drug made by another manufacturer for the same condition if the regulator concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.
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
Additionally, our European headquarters and European research facility are located in the U.K. Despite the U.K. formally withdrawing from the E.U. on January 31, 2020, a number of E.U. regulations were retained in U.K. law. It is intended that these retained provisions be removed from or replaced in U.K. law at the end of 2023, which may increase regulatory divergence between the U.K. and the E.U. Given the current uncertainty as to what changes may be incorporated into U.K. law, it is unclear if any such changes could adversely affect our business, financial condition, and operating results.
Other Regulations
Pharmaceutical companies are also subject to various laws pertaining to healthcare “fraud and abuse,” including the federal Anti-Kickback Statute (“AKS”), the False Claims Act (“FCA”), and other state and federal laws and regulations. In the U.S., the Anti-Kickback Statute generally makes it illegal to knowingly and willfully solicit, offer, receive or pay any remuneration in return for or to induce the referral of business, including the purchase or prescription of a particular drug that is reimbursed by a state or federal health care program. The FCA prohibits knowingly and willingly presenting, or causing to be presented for payment to third-party payors (including Medicare and Medicaid), any claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as by the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). Liability under the FCA may also arise when a violation of certain laws or regulations related to the underlying products (e.g., violations regarding improper promotional activity, manufacturing regulations, or unlawful payments) contributes to the submission of a false claim. If we were subject to allegations concerning, or convicted of violating, these laws, our business could be harmed.
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
We are subject to various federal and foreign laws that govern our international business practices with respect to payments to government officials. Those laws include the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. companies and their representatives from paying, offering to pay, promising, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate for the purpose of obtaining or retaining business or to otherwise obtain favorable treatment or influence a person working in an official capacity. In many countries, the health care professionals we regularly interact with may meet the FCPA’s definition of a foreign government official. We are also subject to U.K. Bribery Act 2010 (“the Bribery Act”), which proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official, and failing to have adequate procedures to prevent employees and other agents from giving bribes. U.S. companies that conduct business in the U.K. generally will be subject to the Bribery Act.
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

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT
As of December 31, 2022, we had approximately 4,800 employees. Of these employees, approximately 3,900 were based in the U.S. and approximately 900 were based outside the U.S. None of our U.S. employees are covered by a collective bargaining agreement. A small number of employees outside the U.S. are covered by such agreements due to local law or industry requirements. We consider our relations with our employees to be good. We face intense competition for our personnel from our competitors and other companies throughout our industry and from universities and research institutions. Over the last several years, the challenges in recruiting and retaining employees across the biotechnology industry have increased substantially due to current industry job market dynamics.
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
Our commitment to inclusion, diversity, and equity begins with our executive management team: four of the ten members are women and/or from underrepresented ethnic and racial groups. On our Board of Directors, four of our eleven members are women and five members are from underrepresented ethnic and racial groups. As of December 31, 2022, women represented 54% of our global workforce and 39% of our leadership (VP and above). As of December 31, 2022, 40% of our U.S. workforce, and 20% of our U.S. leadership (VP and above), were from underrepresented ethnic and racial groups.
Our inclusion, diversity, and equity strategy and efforts are important to our culture. Our initiatives include learning, resources, and forums that promote inclusion, diversity, and equity in our workplaces; efforts to develop a diverse pipeline of talent from early career through leadership; four global employee resource networks that promote connectivity and collaboration across levels and functions, and engage colleagues in personal and professional development opportunities, including mentoring, community outreach, and cultural awareness activities; and investments to support efforts to address racism and social injustice.
To promote our employees’ continued well-being and development, we offer a variety of inclusive benefits and opportunities. We offer comprehensive work-life benefits, including health, dental, and income protection, such as life insurance and retirement savings programs and we enhanced and expanded those employee benefits in response to the COVID-19 pandemic. For example, we increased company-wide personal time off, provided resources to enable employees to work from home, continued to promote and expand mental wellness tools, and enhanced child/elder care benefits for all employees. We continually review and augment our programs to include benefits such as expanded parental bonding and increased support for family planning. We have also expanded our gender affirming benefits. Our management continues to assess and respond to the evolving needs of our workforce throughout the pandemic.
In addition, we provide our employees with career development and advancement opportunities, including job rotations, mentoring, and managerial training. We are committed to identifying and developing our next generation of leaders and have developed programs focused on talent and succession for critical roles in our organization.

OTHER MATTERS
Financial Information and Significant Customers
We operate in one segment, pharmaceuticals. Financial information about our revenue by product and significant customers is set forth in Note R, “Segment Information,” to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Corporate Information
Vertex was incorporated in Massachusetts in 1989, and our principal executive offices are located at 50 Northern Avenue Boston, Massachusetts 02210.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and positions held by our executive officers are as follows:

Name	Age	Position
Reshma Kewalramani, M.D.	50	Chief Executive Officer and President
Jeffrey M. Leiden, M.D., Ph.D.	67	Executive Chairman
David Altshuler, M.D., Ph.D.	58	Executive Vice President, Global Research and Chief Scientific Officer
Stuart A. Arbuckle	57	Executive Vice President and Chief Operating Officer
Jonathan Biller, J.D.	59	Executive Vice President, Chief Legal Officer
Carmen Bozic, M.D.	60	Executive Vice President, Global Medicines Development and Medical Affairs, and Chief Medical Officer
Amit K. Sachdev, J.D.	55	Executive Vice President, Chief Patient Officer
Bastiano Sanna, Ph.D.	48	Executive Vice President, Chief of Cell and Genetic Therapies
Ourania “Nia” Tatsis, Ph.D.	53	Executive Vice President and Chief Regulatory and Quality Officer
Charles F. Wagner, Jr.	54	Executive Vice President and Chief Financial Officer
Kristen C. Ambrose	46	Senior Vice President and Chief Accounting Officer
Dr. Kewalramani has been our Chief Executive Officer and President since April 2020 and a member of our Board of Directors since February 2020. Dr. Kewalramani was our Executive Vice President and Chief Medical Officer from April 2018 through April 2020. She was our Senior Vice President, Late Development from February 2017 until April 2018. From August 2004 to January 2017, she served in roles of increasing responsibility at Amgen Inc., most recently as Vice President and Head of U.S. Medical Organization. From 2014 through 2019, Dr. Kewalramani was the industry representative to the FDA’s Endocrine and Metabolic Drug Advisory Committee. Dr. Kewalramani also has served on the board of Ginkgo Bioworks since September 2021. She completed her internship and residency in Internal Medicine at the Massachusetts General Hospital and her fellowship in Nephrology at the Massachusetts General Hospital and Brigham and Women’s

Hospital combined program. Dr. Kewalramani holds a B.A. from Boston University and an M.D. from Boston University School of Medicine. Dr. Kewalramani also completed the General Management Program at Harvard Business School and is an alumnus of the school.
Dr. Leiden is our Executive Chairman, a position he has held since in April 2020. He was our Chief Executive Officer and President from 2012 through March 2020. He has been a member of our Board of Directors since July 2009, the Chairman of our Board of Directors since May 2012, and served as our lead independent director from October 2010 through December 2011. Dr. Leiden was a Managing Director at Clarus Ventures, a life sciences venture capital firm, from 2006 through January 2012. Dr. Leiden was President and Chief Operating Officer of Abbott Laboratories, Pharmaceuticals Products Group, and a member of the Board of Directors of Abbott Laboratories from 2001 to 2006. From 1987 to 2000, Dr. Leiden held several academic appointments, including the Rawson Professor of Medicine and Pathology and Chief of Cardiology and Director of the Cardiovascular Research Institute at the University of Chicago, the Elkan R. Blout Professor of Biological Sciences at the Harvard School of Public Health, and Professor of Medicine at Harvard Medical School. He is an elected member of both the American Academy of Arts and Sciences and the Institute of Medicine of the National Academy of Sciences. Dr. Leiden is a director of the Massachusetts Mutual Life Insurance Company, an insurance company. Dr. Leiden was a director and the non-executive Vice Chairman of the board of Shire plc, a specialty biopharmaceutical company, from 2006 to January 2012, a director of Quest Diagnostics, a publicly traded medical diagnostics company, from December 2014 to May 2019, and the Chairman of Revolution Healthcare Acquisition Corp., a special purpose acquisition corporation, from April 2021 to December 2022. Dr. Leiden received his M.D., Ph.D. and B.A. degrees from the University of Chicago.
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
Mr. Biller has been our Executive Vice President, Chief Legal Officer since September 2022. From November 2019 until he joined Vertex, Mr. Biller served in several executive roles at Agios Pharmaceuticals, Inc., including Chief Legal Officer and, most recently, Chief Financial Officer and Head of Corporate Affairs. Prior to Agios, he served as Executive Vice President, General Counsel at Celgene from July 2018 to November 2019, where he was responsible for their global legal function, and served as Senior Vice President, Tax and Treasury from 2011 to June 2018. Prior to Celgene, Mr. Biller was General Counsel, Chief Tax Officer and Secretary at Bunge Limited, a global publicly traded agriculture and food company. Earlier in his career he held various leadership roles at Alcon, Inc. and was a partner at Hopkins & Sutter and Foley & Lardner. Mr. Biller holds a B.A. from Brown University and a J.D. from Yale Law School.
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
SUMMARY OF RISK FACTORS
Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:
Risks Related to Our Business
•We invest significant resources in the research, development, manufacturing and supply of therapies for serious diseases other than CF, and if we are unable to successfully commercialize one or more of these therapies, our business could be materially harmed.
•All of our product revenues and the vast majority of our total revenues are derived from sales of medicines for the treatment of CF. If we are unable to continue to increase revenues from sales of our CF medicines or to eventually derive revenues from the sales of our pipeline products, our business would be materially harmed and the market price of our common stock would likely decline.
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
Risks Related to Pricing of Our Products
•Government and other third-party payors seek to contain costs of health care through legislative and other means. If they fail to provide coverage and adequate reimbursement rates for our products, our revenues will be harmed.
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
Risks Related to Our Operations
•A variety of risks associated with operating in foreign countries could materially adversely affect our business.
•If we fail to attract and retain skilled employees, our business could be materially harmed.
•A breakdown or breach of our information technology systems could subject us to liability or interrupt the operation of our business.
Risks Related to Financial Results and Holding Our Common Stock
•Our effective tax rate fluctuates, and changes in tax laws, regulations and treaties, unfavorable resolution to the tax positions we have taken or exposure to additional income tax liabilities could have a material impact on our future taxable income.

Risks Related to Our Business
We invest significant resources in the research, development, manufacturing and supply of therapies for serious diseases other than CF, and if we are unable to successfully commercialize one or more of these therapies, our business could be materially harmed.
We invest significant resources in the research and development of medicines for serious diseases including SCD, beta thalassemia, pain, AMKD, T1D, AATD, DMD and DM1. Some of these programs have progressed into clinical trials, while others are still in pre-clinical development. Product development is highly uncertain and expensive, and we may experience unforeseen delays, including regulatory and commercialization delays. Product candidates that may appear promising in the early phases of research and development may fail to reach commercial success for many reasons, including the failure to demonstrate acceptable clinical trial results or obtain marketing approval, the inability to manufacture or commercialize the product candidate on economically feasible terms, or the appearance of safety issues. For example, in October 2020, we decided not to progress VX-814, a drug candidate for the treatment of AATD, into further development based on safety and pharmacokinetic data observed in a Phase 2 clinical trial.
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
All of our product revenues and the vast majority of our total revenues are derived from sales of medicines for the treatment of CF. If we are unable to continue to increase revenues from sales of our CF medicines or to eventually derive revenues from the sales of our pipeline products, our business would be materially harmed and the market price of our common stock would likely decline.
Our net product revenues and the vast majority of our total revenues are derived from the sale of our CF medicines. As a result, our future success is largely dependent upon our ability to increase revenues from sales of our CF medicines. This will require us to continue to gain approval and reimbursement for TRIKAFTA/KAFTRIO in ex-U.S. markets, successfully develop and commercialize TRIKAFTA/KAFTRIO for younger children with CF or successfully develop and commercialize products from our pipeline.
Our concentrated source of revenues presents a number of risks to our business, including:
•that one or more competing therapies may be developed successfully as a treatment for people with CF;
•that reimbursement policies of payors and other third parties may make it difficult to obtain reimbursement or reduce the net price we receive for our products;
•that we may experience manufacturing or supply disruptions for our CF medicines; and
•that we may experience adverse developments with respect to development or commercialization of our CF medicines and/or pipeline product candidates.
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
We are investing significant resources in the research, development, manufacturing, and commercialization of cell and genetic therapies, including exa-cel. While we have previously successfully developed, manufactured, and commercialized several small molecule drugs, we have limited experience with the development, manufacture, and commercialization of cell and genetic therapies. Development, manufacturing, and commercialization of cell and genetic therapies are subject to similar risks and uncertainties as small molecules. In addition:
•the manufacturing processes for cell and genetic therapies are different, less mature and more complex than the manufacturing processes required for small molecule drugs and require investments in systems, equipment, facilities, and expertise to develop and maintain;
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
•the commercial success of cell or genetic therapies, including exa-cel and VX-880, if approved, will depend in part on the medical community, patients, governments, and third-party or governmental payors accepting and providing adequate reimbursement for cell or genetic therapy products in general, and recognizing the applicable medicine as medically useful, cost-effective, ethical, and safe; and
•market acceptance will be dependent in part on the prevalence and severity of side effects associated with the procedure by which the cell or genetic therapy is administered, including, with respect to exa-cel and VX-880, if approved, the prevalence and severity of any side effects resulting from the myeloablative preconditioning regime or immunosuppression, respectively.
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
As we advance our cell and genetic therapy product candidates, we will be required to consult with various regulatory authorities, and we must comply with all applicable laws, rules, and regulations, which may change from time to time, including during the course of development of our cell and genetic therapy product candidates. If we fail to do so, we may be required to delay or discontinue the clinical development of certain of our cell and genetic therapy product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Even if we comply with applicable laws, rules, and regulations, and even if we maintain close coordination with the applicable regulatory authorities with oversight over our cell and genetic therapy product candidates, our development programs may experience delays or fail to succeed. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential cell or genetic therapy product to market would materially adversely affect our business, financial condition, results of operations and prospects.
The regulatory approval process and clinical trial requirements for cell and genetic therapies can be more expensive and take longer than for other, better known or more extensively studied product candidates, and regulatory requirements governing cell and genetic therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research (“CBER”) to consolidate the review of cell therapies and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups, and the requirements and guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions.

To develop and commercialize cell or genetic therapies, including exa-cel, we are incurring substantial expenditures to develop, contract for, or otherwise arrange for the necessary supplies and manufacturing capabilities. Additionally, the manufacture of cell and genetic therapies requires significant expertise. Even with the relevant experience and expertise, manufacturers of cell and genetic therapy products often encounter difficulties in production, including difficulties with production costs and yields, quality control, and compliance with federal, state and foreign regulations. We cannot make any assurances that these problems will not occur, or that we will be able to resolve or address problems that occur in a timely manner, or at all.
To the extent we develop manufacturing capabilities internally, there are many risks that could result in delays and additional costs, including the need to hire and train qualified employees and obtain access to necessary equipment and third-party technology. To the extent we partner with third parties to manufacture our cell or genetic therapies, the complexity in the manufacture of our products and product candidates may require lengthy technology transfers. In addition, the third parties on which we rely to manufacture our cell or genetic therapies may experience their own compliance challenges or delays.
We are also devoting substantial resources to expand our commercial organization to prepare for the anticipated future product launches from our pipeline programs. For example, with respect to exa-cel, we are creating and developing the internal and external support systems to reach and support potential future patients, in addition to establishing and ensuring the necessary supply and manufacturing infrastructure. We cannot make any assurances that we will obtain approval for products from our pipeline programs, or that, if approved, a future product will generate substantial revenues and cash flows.
We also face uncertainty as to whether cell and gene therapy treatments will gain the acceptance of the public or the medical community. If we obtain regulatory approval, the commercial success of cell and gene therapy treatments will depend, in part, on the acceptance of physicians, patients, and third-party payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective, and safe. In particular, our success will depend upon physicians prescribing our product candidates in lieu of existing treatments they are already familiar with and for which greater clinical data may be available. Moreover, physicians and patients may delay acceptance of cell and gene therapy product candidates until the product candidates have been on the market for a certain amount of time. In addition, medical centers that administer procedures accompanying treatment could experience capacity constraints, and these centers are subject to competing priorities that could delay patient access to procedures associated with cell and gene therapy products. Negative public opinion or more restrictive government regulations may delay or impair the successful commercialization of, and demand for, cell and gene therapies.
There also is significant uncertainty related to the insurance coverage and reimbursement of cell or genetic therapy products, including gene therapies that are potential one-time treatments. It is difficult to predict what third party payors, including U.S. or ex-U.S. governments or private insurance companies, will decide with respect to reimbursement for novel cell and genetic therapies like the ones in our pipeline. Additionally, reimbursement rates for cell and genetic therapies approved before ours could create an adverse environment for reimbursement of any therapies we ultimately commercialize. The administration of our products may require procedures for the collection of cells from patients, followed by other procedures either before or after delivery of the cell or genetic therapy. The manner and level at which reimbursement is provided for these services also is important. Inadequate reimbursement for such services may adversely affect physicians’ decisions to recommend any product for which we obtain approval in the future and our ability to market or sell the associated cell or genetic therapy.
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
In addition, treatment with some of our cell and genetic therapy product candidates, including exa-cel and VX-880, involve myeloablative preconditioning regimens or immunosuppression, and the patients in our clinical trials receiving these treatments may experience side effects (ranging from mild to severe) or adverse events. Such events could have a significant negative impact on our ability to develop or commercialize our product candidates.

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
In the U.S., we sell our CF products principally to a limited number of specialty pharmacy and specialty distributors, which subsequently resell our products to patients and health care providers. Internationally, we sell our products primarily through distributor arrangements and to a limited number of retail pharmacies or pharmacy chains, as well as to hospitals and clinics. We expect this significant customer concentration in CF to continue for the foreseeable future. Our ability to generate and grow sales of our CF medicines will depend significantly on the extent to which these specialty distributors and specialty pharmacies are able to provide adequate distribution of our products to patients and healthcare providers. The loss of any large customer, a significant reduction in sales we make to them, any cancellation of orders they have made with us, or any failure to pay for the products we have shipped to them could adversely affect our business, financial condition, and results of operations.
Risks Related to Pricing of Our Products
Government and other third-party payors seek to contain costs of health care through legislative and other means. If they fail to provide coverage and adequate reimbursement rates for our products, our revenues will be harmed.
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
In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement governmental controls that are similar to those that currently exist in Europe. For example, the ACA required manufacturers of Medicare Part D brand name drugs to provide discounts on those drugs to Medicare Part D beneficiaries during the coverage gap; increased the rebates paid by pharmaceutical companies to state Medicaid programs on drugs covered by Medicaid; and imposed an annual fee, which increases annually, on sales by branded pharmaceutical manufacturers. Additionally, private payors, including health maintenance organizations and pharmacy benefit managers in the U.S., are adopting more aggressive utilization management techniques and are increasingly applying restrictive plan designs that can impact patients and manufacturers, and they continue to push for significant discounts and rebates from manufacturers.
Additionally, on August 16, 2022, the Inflation Reduction Act was enacted. The law establishes a Drug Price Negotiation Program, under which the government may negotiate maximum fair prices for certain drugs covered by Medicare that do not have generic or biosimilar competition. The first set of maximum fair prices will be effective in 2026. Certain products are excluded from the negotiation program including drugs that have a single orphan drug designation and that are not approved for any other orphan or non-orphan diseases or conditions. We cannot predict with certainty whether there will be future legislative changes to the scope of these exclusions. The law also requires manufacturers to pay a rebate to Medicare if the price of a Medicare drug (under both Part B and Part D) increases faster than the rate of inflation. The law also redesigns the Part D benefit. The current Coverage Gap Discount Program, which requires manufacturers to provide a 70% discount on brand drugs and biologics during the coverage gap phase, will be eliminated after the 2024 plan year. Starting in 2025, manufacturers of brand drugs and biologics will be required to provide a 10% discount during the initial phase and a 20% discount during the catastrophic phase of the Part D benefit. The Inflation Reduction Act continues a trend in the United States toward reducing drug prices and limiting spending by the federal health care programs on drugs. We cannot predict how CMS will interpret the Inflation Reduction Act or how the provisions of the law will affect our business once fully implemented, but it is possible that these changes or other legislative updates will have an adverse impact on our revenue. The Inflation Reduction Act also requires the Secretary of the Department of Health and Human Services to issue program guidance on numerous areas associated with implementation of the law’s requirements, including for drug price negotiation and inflation rebates. We cannot know what form this program guidance would take or how it would affect our business.
It is possible the U.S. Congress or administration may take further actions to control prescription drug pricing. For example, in October 2022, President Biden issued an Executive Order, directing the Center for Medicare and Medicaid Innovation (“CMMI”), to consider new healthcare payment and delivery models that would lower drug costs and promote access to innovative drug therapies for Medicare and Medicaid beneficiaries. The Executive Order requires CMMI to submit a report to the White House on potential models.
Third-party payors throughout the world also have been attempting to control drug spending in light of the global economic pressures, including due to COVID-19. In reimbursement negotiations, many payors are requesting price discounts and caps on total expenditures and limiting both the types and variety of drugs that they will cover if they are not able to secure them. Some payors restrict reimbursement to certain patient groups or by indication. As part of these negotiations, many ex-U.S. government payors also are requiring companies to establish product cost-effectiveness as a condition of reimbursement. These cost-effectiveness reviews may overlook many of the benefits provided by innovative medicines, and for the most part, have not taken into account the specific circumstances of products that treat rare diseases. This has led to conclusions that certain medicines, including our products in certain jurisdictions, are not cost-effective. As a result, certain countries have declined to reimburse, or delayed their reimbursement of, some of our products. Although not mandated in the U.S., various organizations have started advocating for cost-effectiveness analyses in the U.S. as well as value-based contracting in which the amount of reimbursement for a product is based on patient outcomes and other clinical or economic metrics related to the performance of such product. If U.S. payors were to adopt such assessments and make negative coverage determinations or utilize value-based contracts that result in penalties to, or lower rates of, reimbursement, it could adversely affect our product revenues. Our business would be materially adversely affected if we are not able to obtain or maintain coverage and reimbursement of our products from third-party payors on a broad, timely, or satisfactory basis, or if such coverage is subject to overly broad or restrictive utilization management controls.
The increasing availability and use of innovative specialty pharmaceuticals for rare diseases, combined with their higher cost as compared to other types of pharmaceutical products, is generating significant third-party payor interest in developing cost-containment strategies targeted to this sector. Government regulations in both U.S. and ex-U.S. markets could further limit the prices that can be charged for our products and may limit our commercial opportunity. The increasing use of cost-effectiveness assessments in markets around the world and the financial challenges faced by many governments may lead to significant adverse effects on our business.

We may experience incremental pricing pressure on our products, which could reduce our revenues and future profitability.
There also has been an increase in state legislation and regulations related to drug pricing and drug pricing transparency. In the U.S., various states, including Nevada, Maryland, Louisiana, New York, California, Washington, Massachusetts, New Jersey, Connecticut, Vermont, New Hampshire, Utah, Minnesota, Oregon, Colorado, New Mexico, Virginia, Maine, Texas, North Dakota, and West Virginia, have passed legislation requiring companies to disclose extensive information relating to drug prices, drug price increases, and spending on research, development, and marketing, among other things. Although it is not always clear what states will do with the collected information, some laws were designed to obtain additional product discounts. Additionally, certain states have enacted laws establishing Prescription Drug Affordability Boards (“PDABs”). Some state PDABs either have the authority or have defined a pathway where they may be granted the authority, to establish upper payment limits for prescription drugs—although to date, none of the states have exercised this authority. We may continue to see more state action requiring additional disclosures or other actions. In addition, we could see increased federal activity related to drug pricing and transparency requiring disclosures or other actions instead of, or in addition to, state requirements. Similar initiatives also are occurring in, or being considered by, some of our ex-U.S. markets, including Italy and Brazil.
Complying with these laws can be expensive and requires significant personnel and operational resources. Furthermore, any additional required discounts would adversely affect the pricing of, and revenues from, our products. Finally, while we seek to comply with all statutory and regulatory requirements, we face increased enforcement activity by the U.S. federal government, state governments, and private payors against pharmaceutical and biotechnology companies for pricing and reimbursement-related issues as well as inquiries from the U.S. Congress.
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
•changes to the federal anti-kickback statute safe harbors that eliminate anti-kickback statute discount safe harbor protection for certain manufacturer rebate arrangements; and
•legislation relating to drug pricing, including enhanced transparency measures into drug pricing.
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
Other reforms include the Bipartisan Budget Act of 2018, which contained various provisions that affect coverage and reimbursement of drugs, including an increase in the discount that manufacturers of Medicare Part D brand name drugs must provide to Medicare Part D beneficiaries during the coverage gap from 50% to 70%. Under the Inflation Reduction Act, the coverage gap phase and the associated coverage gap discount program will be eliminated after the 2024 plan year. Starting in 2025, there will be a new Part D manufacturer discount program, which requires a 10% discount in the initial phase and a 20% discount in the catastrophic phase of the benefit. The Inflation Reduction Act also authorizes the government to negotiate maximum fair prices for certain Medicare drugs. It also establishes mandatory rebates for Part B and Part D drugs with prices that increase faster than inflation. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations. Moreover, payment methodologies may be subject to changes in health care legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models.
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
In most ex-U.S. markets, the pricing and reimbursement of therapeutic and other pharmaceutical products is subject to governmental control and government authorities are making greater efforts to limit or regulate the price of drug products. The reimbursement process in ex-U.S. markets can take a significant time to conclude and reimbursement decisions are made on a country-by-country or region-by-region basis. Further, many ex-U.S. governments are introducing new legislation focusing on cost containment measures in the pharmaceutical industry. The final form of these laws and the relevant practical application is unknown at this time, but may lead to lower prices, paybacks or other forms of discounts or special taxes.
Our medicines treat life-threatening conditions and address relatively small patient populations, and our research and development programs are primarily focused on developing medicines to treat similar diseases. Both government and private payors are targeting these types of high cost medicines, in some cases refusing to pay for them. We have experienced challenges in obtaining timely reimbursement for our products in various countries outside the U.S. For example, we obtained reimbursement for ORKAMBI and SYMKEVI in England in the fourth quarter of 2019, four years after ORKAMBI’s initial approval in 2015. Our future product revenues, including from TRIKAFTA/KAFTRIO, depend on, among other things, our ability to maintain reimbursement in ex-U.S. markets for our products. There is no assurance that coverage and reimbursement will be available outside of the U.S. for our four approved medicines or any future medicine, and, even if it is available, whether the timing or the level of reimbursement will be sufficient to allow us to market our medicines. Adverse pricing limitations or a delay in obtaining coverage and reimbursement would decrease our future net product revenues and harm our business.
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

We have recently completed and/or have ongoing or planned clinical trials for several of our product candidates. The strength of our product portfolio and pipeline will depend in large part upon the outcomes of these clinical trials, including those evaluating TRIKAFTA/KAFTRIO in younger children with CF, our CF pipeline products, exa-cel and VX-548 in pain. Failure to advance product candidates through clinical development could impair our ability to ultimately commercialize products, which could materially harm our business and long-term prospects.
Results of our clinical trials and findings from our nonclinical studies, including toxicology findings in nonclinical studies conducted concurrently with clinical trials, could lead to abrupt changes in our development activities, including the possible cessation of development activities associated with a particular product candidate or program. For example, in October 2020, we decided not to progress VX-814, a drug candidate for the treatment of AATD, into further development based on safety and pharmacokinetic data observed in a Phase 2 clinical trial.
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
The ability of third parties to review and/or analyze data from our clinical trials, including as a result of government disclosure, also may increase the risk of commercial confidentiality breaches and result in enhanced scrutiny of our clinical trial results. For example, Clinical Trial Regulation (EU) No. 536/2014, and the EMA policy on publication of clinical data for medicinal products for human use, both permit the EMA to publish clinical information submitted in marketing authorization applications. Third party review and scrutiny could result in public misconceptions regarding our drugs and product candidates. These publications could also result in the disclosure of information to our competitors that we might otherwise deem confidential, which could harm our business.
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
•failure or delay in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites;
•failure to add or delay in adding a sufficient number of clinical trial sites and obtaining institutional review board or independent ethics committee approval at each clinical trial site;
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
•serious and unexpected treatment-related side-effects experienced by participants in our clinical trials or by participants in clinical trials being conducted by our competitors to evaluate product candidates with similar mechanisms of action or structures to therapies that we are developing;
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
In the U.S., federal and state laws regulate financial interactions between pharmaceutical manufacturers and healthcare providers, require disclosure to government authorities and the public of such interactions, and mandate the adoption of compliance standards or programs. For example, the so-called federal “sunshine law” requires pharmaceutical manufacturers to report annually to CMS payments or other transfers of value made by that entity to physicians and teaching hospitals (and additional categories of health care practitioners beginning with reports submitted on or after January 1, 2022). We also have similar reporting obligations with respect to financial interactions throughout the E.U. We expended significant efforts to establish, and are continuing to devote significant resources to maintain and enhance, systems and processes to comply with these regulations. Requirements to track and disclose financial interactions with health care providers and organizations increase government and public scrutiny of these financial interactions. Failure to comply with the reporting requirements could result in significant civil monetary penalties.

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
We participate in the Medicaid Drug Rebate Program, the 340B program, and a number of other federal and state government pricing programs in the U.S. to obtain coverage for our products by certain government health care programs. These programs require us to pay rebates or provide discounts to certain government payors or private purchasers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs change frequently. For example, regulations finalized in December 2020 created an alternative Medicaid rebate formula for “line extensions” of oral solid dosage forms. Moreover, in December 2020, CMS finalized changes to Medicaid Drug Rebate Program pricing calculations regarding the provision of co-payment assistance to patients that may be impacted by so-called accumulator programs operated by private insurers or pharmacy benefit managers. The portion of this rule dealing with manufacturer co-payment assistance was struck down by the U.S. District Court for the District of Columbia in May 2022 (and the deadline for an appeal has lapsed). Consequently, while this rule has been vacated, it is possible that CMS could issue new rulemaking or guidance on this topic that would affect rebates owed under the Medicaid program or otherwise limit our ability to support our patient co-pay assistance program.
Additionally, the expansion of the 340B Drug Discount Program through the ACA has increased the number of purchasers who are eligible for significant discounts on branded drugs. These and future changes to government pricing programs, laws, and regulations may have a material adverse impact on our revenue and operations.
We also may have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates, or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. For example, the removal of the current statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability for single source and innovator multiple source drugs, effective as of January 1, 2024, under the American Rescue Plan Act of 2021 may affect the amount of rebates paid on prescription drugs under Medicaid and the prices that are required to be charged to covered entities under the 340B Drug Discount Program. Additionally, the Inflation Reduction Act requires manufacturers to pay rebates for Medicare Part B and Part D drugs with prices that increase faster than the rate of inflation. Responding to current and future changes to these and other Medicaid Drug Rebate Program requirements may reduce our net revenues and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.
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
For example, the E.U. General Data Protection Regulation (“GDPR”) went into effect in 2018 and has imposed new obligations on us with respect to our processing of personal data and the cross-border transfer of such data, including higher standards of obtaining consent, more robust transparency requirements, data breach notification requirements, requirements for contractual language with our data processors, and stronger individual data rights. Different E.U. member states have interpreted the GDPR differently and many have imposed additional requirements, which add to the complexity of processing personal data in the E.U. The GDPR also imposes strict rules on the transfer of personal data to countries outside the E.U., including the U.S. and the U.K., and permits data protection authorities to impose large penalties for violations of the GDPR. The GDPR rules related to cross border data transfers continue to evolve based on E.U. court decisions and regulator guidance, which presents certain practical challenges to compliance. Regulators also continue to focus enforcement efforts on behavioral advertising and other online tracking technologies commonly used by companies. Compliance with these evolving rules is challenging, as country specific guidance and rules are continually changing and limited alternatives currently exist in the market. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any activities falling within the scope of the GDPR.
In the U.S., California has passed the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020. In November 2020, California also passed the California Privacy Rights Act (the “CPRA”), which expands and builds upon the consumer privacy rights of the CCPA. The CPRA came into effect January 1, 2023. Certain other states have also enacted legislation governing the protection of personal data and several other states and the federal government are actively considering similar proposed legislation. Additionally, Brazil passed the General Data Protection Law, which went into effect in August 2020. While we continue to address the implications of the new data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges. Each law is also subject to various interpretations by courts and regulatory agencies, creating even more uncertainty. While we have a global privacy program that addresses such laws and regulations, our efforts to comply with the evolving data protection rules may be unsuccessful.
We must devote significant resources to understanding and complying with the changing landscape in this area. Failure to comply with data protection laws may expose us to risk of enforcement actions taken by data protection authorities, private rights of action in some jurisdictions, and potential significant penalties if we are found to be non-compliant. Failure to comply with the GDPR and applicable national data protection laws of European Economic Area member states could lead to fines of up to €20,000,000 or up to 4% of the total worldwide annual revenue of the preceding financial year, whichever is higher. Some of these laws and regulations also carry the possibility of criminal sanctions. For example, while we are not directly subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”), we could be subject to penalties, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a HIPAA-covered health care provider or research institution that has not complied with HIPAA’s requirements for disclosing such information. In addition, the commercialization of cell and gene therapies requires the collection and processing of a greater amount of personal data than traditional therapies, potentially increasing risk. Furthermore, the number of government investigations related to data security incidents and privacy violations continue to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and our reputation.
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
To achieve our long-term business objectives, we seek to license or acquire products, product candidates and other technologies that have the potential to complement our ongoing research and development efforts, access emerging technologies and license or acquire pipeline assets. These transactions may be similar to prior transactions, may be structured differently than prior transactions, or may involve larger transactions or later-stage assets. We have faced and will continue to face significant competition for the acquisition of rights to these types of products, product candidates and other technologies from a variety of other companies, some of which have significantly more financial resources and experience in business development activities than we have. In addition, non-profit organizations may be willing to provide capital to the companies that control additional products, product candidates or technologies, which may provide incentives for companies to advance these products, product candidates or technologies independently. Also, the cost of acquiring, in-licensing or otherwise obtaining rights to such products, product candidates or other technologies has grown dramatically in recent years and may be at levels that we cannot afford or that we believe are not justified by market potential. As a result, we may not be able to acquire, in-license or otherwise obtain rights to additional products, product candidates or other technologies on acceptable terms or at all.
We may not realize the anticipated benefits of acquisitions of businesses or technologies, and the integration following any such acquisition may disrupt our business and management.
Effectively integrating acquired businesses, technologies and exclusive licenses is challenging. We may not realize the benefits anticipated from our external innovation transactions, such as our acquisitions of Semma, Exonics and ViaCyte and the exclusive licenses acquired from CRISPR and Moderna. Achieving the anticipated benefits of any transaction and successfully integrating acquired businesses or technologies involves a number of risks, including:
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
We may later incur impairment charges related to assets acquired in any such transaction. Even if we achieve the long-term benefits associated with our strategic transactions, our expenses and short-term costs may increase materially and adversely affect our liquidity and short-term net income. Future strategic transactions could result in increased operating expenses, potentially dilutive issuances of equity securities, the incurrence of debt, the creation of contingent liabilities, impairment expenses related to goodwill, or impairment or amortization expenses related to other intangible assets, all of which could harm our financial condition.
We face risks in connection with existing and future collaborations with respect to the development, manufacture and commercialization of our products and product candidates.
The risks that we face in connection with our current collaborations, including CRISPR and Entrada, and any future collaborations, include the following:
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
As part of our ongoing strategy, we may seek additional collaborative arrangements or external funding for certain of our development programs and/or seek to expand existing collaborations to cover additional commercialization and/or development activities. We have a number of research programs and clinical development programs, some of which are being developed in collaboration with a third party. At any time, we may determine that to continue development of a product candidate or program or successfully commercialize a drug we need to identify a collaborator or amend or expand an existing collaboration.
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
We rely on a worldwide network of third-party manufacturers and our internal capabilities, including our own manufacturing facilities in Boston, to manufacture product candidates for clinical trials as well as our medicines for commercial use. We could be subject to significant supply interruptions as a result of disruptions to third party or our internal manufacturing capabilities. Our supply chain for sourcing raw materials and manufacturing drug product ready for distribution, including obtaining necessary supplies, is a multi-step international endeavor. Third-party contract manufacturers, including some in China, perform different parts of our manufacturing process. Contract manufacturers may supply us with raw materials, convert these raw materials into drug substance and/or convert the drug substance into final dosage form. Third parties are used for packaging, warehousing and distribution of products. In cell and genetic therapies, third parties also will be used to both manufacture and deliver our therapies, which requires significant investment by us to secure capacity at third parties with expertise to meet our requirements. This capacity may be limited by the number of other clinical trials and commercial manufacturing ongoing for other companies seeking similar support.
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
Additionally, establishing, managing and expanding our global supply chain requires a significant financial commitment and the creation and maintenance of our numerous third-party contractual relationships. Although we attempt to manage the business relationships with companies in our supply chain, we could be subject to supply disruptions outside of our control. In addition, we may not be able to agree on contractual terms with third parties as needed for manufacturing of our products.
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
If we or our third-party manufacturers become unable or unwilling to continue manufacturing product and we are not able to promptly identify another manufacturer, we could experience a disruption in the commercial supply of our then-marketed medicines, which would have a significant effect on patients, our business, and our product revenues. Similarly, a disruption in the clinical supply of product candidates could delay the completion of clinical trials and affect timelines for regulatory filings. We have a limited number of critical steps in our manufacturing process that are single sourced, including for commercialized products. To ensure the stability of our supply chains, we continue to develop alternatives for our manufacturing processes. However, there can be no assurance that we will be able to establish and maintain additional manufacturers or capacity for all of our product candidates and products on a timely basis or at all.
In the course of providing its services, a contract manufacturer may develop process technology related to the manufacture of our products or product candidates that the manufacturer owns, either independently or jointly with us. This would increase our reliance on that manufacturer or require us to obtain a license from that manufacturer to have our products or product candidates manufactured by other suppliers utilizing the same process.
We rely on third parties to conduct pre-clinical work, clinical trials and other activities, and those third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such studies and/or trials or failing to satisfy regulatory requirements.
We rely on third parties such as CROs to help manage certain pre-clinical work and our clinical trials and on medical institutions, clinical investigators, and clinical research organizations such as the Therapeutic Development Network, which is primarily funded by the Cystic Fibrosis Foundation, to assist in the design and review of, and to conduct our clinical trials, including enrolling qualified patients. In addition, we engage third party contractors to support numerous other research, commercial and administrative activities. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good laboratory practices and good clinical practices, for conducting, recording and reporting the results of pre-clinical and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Such standards, particularly with respect to newer cell and genetic therapies, will continue to evolve and subject us and third parties to new or changing requirements.
If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe that there are a number of other third-party contractors we could engage to continue the activities, it may result in a delay of the affected clinical trial, drug development program or applicable activity. If clinical trials are not conducted in accordance with our contractual expectations or regulatory requirements, action by regulatory authorities might significantly and adversely affect the conduct or progress of these clinical trials or in specific circumstances might result in a requirement that a clinical trial be redone. Accordingly, our efforts to obtain regulatory approvals for and commercialize our product candidates could be delayed. In addition, failure of any third-party contractor to conduct activities in accordance with our expectations, including as a result of COVID-19, could adversely affect the relevant research, development, commercial or administrative activity.
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
Due to evolving legal standards relating to the patentability, validity, and enforceability of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under these patents, our ability to obtain, maintain and enforce patents is uncertain and involves complex legal and factual questions. Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents in the U.S. The Leahy-Smith America Invents Act (the “Leahy-Smith Act”), made a number of significant changes to U.S. patent law in 2011. These include provisions that affect the way patent applications are prosecuted and may also affect patent litigation. For example, the first to file provisions limit the rights of an inventor who is the first to invent an invention but is not the first to file an application claiming that invention. U.S. and foreign patent applications typically are maintained in confidence for a period of time after they initially are filed with the applicable patent office. Consequently, we cannot be certain that we were the first to invent, or the first to file patent applications on, our products or product candidates or their use. If a third party also has filed a U.S. patent application relating to our products or product candidates, their uses, or a similar invention, we may have to participate in legal or administrative proceedings to determine priority of invention. For applications governed by the Leahy-Smith Act, if a third-party has an earlier filed U.S. patent application relating to our products or product candidates, their uses, or a similar invention, we may be unable to obtain an issued patent from our application.
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
Because of the extensive time required for the discovery, development, testing and regulatory review of product candidates, it is possible that a patent may expire before a product candidate can be commercialized, or a patent may expire or remain in effect for only a short period following commercialization of such product candidate. This would result in a minimal or non-existent period of patent exclusivity. If our product candidates are not commercialized significantly ahead of the expiration date of any applicable patent, or if we have no patent protection on such product candidates, then, to the extent available we would rely on other forms of exclusivity, such as data exclusivity or orphan drug exclusivity.
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
There has been, and we expect that there may continue to be, significant litigation in the pharmaceutical industry regarding patents and other intellectual property rights. Litigation, arbitrations, administrative proceedings, and other legal actions with private parties and governmental authorities concerning patents and other intellectual property rights may be protracted, expensive, and distracting to management. Competitors may sue us as a way of delaying the introduction of our products or to remove our products from the market. Any litigation, including litigation related to Abbreviated New Drug Applications (“ANDA”), litigation related to 505(b)(2) applications, interference proceedings to determine priority of inventions, derivations proceedings, inter partes review, oppositions to patents in foreign countries, litigation against our collaborators or similar actions, may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our consolidated financial statements.
On July 24, 2020, we filed a lawsuit against Sun Pharmaceutical Industries Limited (“Sun”) in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent No. 10,646,481 (the “’481 patent”). The lawsuit follows our receipt of a Notice Letter on June 11, 2020, advising that Sun had submitted an ANDA to the FDA seeking approval to manufacture and market a generic version of the 150 mg tablet of KALYDECO® in the U.S. The Notice Letter indicated that Sun submitted a “Paragraph IV” certification to the FDA in which Sun asserts that the ’481 patent is invalid or would not be infringed by Sun’s generic product. The ’481 patent, which expires on August 13, 2029, was issued on May 12, 2020, and listed in the Orange Book with respect to KALYDECO® tablets on June 1, 2020. Sun does not appear to challenge our other U.S. patents covering KALYDECO tablets, the latest of which expires on August 5, 2027.
On July 13, 2021, we filed a lawsuit against Lupin Limited and Lupin Pharmaceuticals, Inc. (collectively, “Lupin”) in the U.S. District Court for the District of Delaware alleging infringement of the ’481 patent. The lawsuit follows our receipt of a Notice Letter on June 2, 2021 advising that Lupin had submitted an ANDA to the FDA seeking approval to manufacture and market a generic version of the 150 mg tablet of KALYDECO in the U.S. The Notice Letter indicated that Lupin submitted a “Paragraph IV” certification to the FDA in which Lupin asserts that the ’481 patent is invalid or would not be infringed by Lupin’s generic product. Lupin does not appear to challenge our other U.S. patents covering KALYDECO tablet.
On June 2, 2022, we filed a lawsuit against Aurobindo Pharma Limited (“Aurobindo”), in the U.S. District Court for the District of Delaware alleging infringement of the ’481 patent. The lawsuit follows our receipt of a Notice Letter on April 21, 2022, advising that Aurobindo had submitted an ANDA to the FDA seeking approval to manufacture and market a generic version of the 150 mg tablet of KALYDECO in the U.S. The Notice Letter indicated that Aurobindo submitted a “Paragraph IV” certification to the FDA in which Aurobindo asserts that the ’481 patent is invalid or would not be infringed by Aurobindo’s generic product. Aurobindo does not appear to challenge our other U.S. patents covering KALYDECO® tablet. The lawsuits against Sun, Lupin, and Aurobindo described above regarding the 150mg tablet of KALYDECO and the ’481 patent have been consolidated by the Delaware court. A scheduling order has been entered by the court and trial is set for February 2024. We intend to vigorously enforce our intellectual property rights relating to KALYDECO tablet and the ’481 patent.
On July 22, 2022, we filed a lawsuit against Lupin in the U.S. District Court for the District of Delaware alleging the infringement of the ‘481 patent and the U.S. Patent Nos. 8,883,206 (the “’206 patent”), 10,272,046 (the “’046 patent”), and 11,147,770 (the “’770 patent”). The lawsuit follows our receipt of a Notice Letter on June 9, 2022, advising that Lupin had submitted an ANDA to the FDA seeking approval to manufacture and market a generic version of KALYDECO® granules in the U.S. The Notice Letter indicated that Lupin submitted a “Paragraph IV” certification to the FDA in which Lupin asserts that the ’481 patent, the ’206 patent, and the ’046 patent are invalid or would not be infringed by Lupin’s generic product. Other than the ’770 patent, which was listed in the Orange Book on April 14, 2022, Lupin does not appear to challenge our other U.S. patents covering KALYDECO granules, the last of which expires on August 5, 2027. A scheduling order has been entered by the court and trial is set for September 2024. We intend to vigorously enforce its intellectual property rights relating to KALYDECO granules and the ’481, ’206, ’046 and ’770 patents.
CRISPR has licensed certain rights to a worldwide patent portfolio that covers various aspects of the CRISPR/Cas9 editing platform technology including, for example, compositions of matter and methods of use in targeting or cutting DNA from Dr. Emmanuelle Charpentier, one of the named inventors of this patent portfolio. The patent portfolio also has named inventors who assigned their rights to the CVC Group. For example, in connection with their collaboration, Novartis and Intellia Therapeutics, Inc. have reportedly obtained a license to this patent portfolio in certain fields. Both the CVC Group and the Broad Institute have obtained granted patents that purport to cover aspects of CRISPR/Cas9 editing platform technology. Patents and patent applications in this patent portfolio have been the subject of numerous contentious proceedings in the U.S., Europe, and other jurisdictions, including interference proceedings in the USPTO between the CVC Group and (separately) the Broad Institute, Sigma-Aldrich and ToolGen. On February 28, 2021, the USPTO issued a decision in Interference No. 106, 115, concluding that the Broad Institute invented certain applications of CRISPR/Cas9 technology in eukaryotic cells before the CVC Group. The CVC Group has appealed the decision to the U.S. Court of Appeals for the Federal Circuit. If the decision is upheld on appeal (including a potential subsequent appeal to the Supreme Court), the Broad Institute would maintain its granted patents directed to those applications CRISPR/Cas9 technology in eukaryotic cells, and the CVC Group’s pending patent applications directed to that subject matter would not proceed to grant. We can give no assurances to the ultimate outcome of these proceedings or the disputes between the CVC Group and the Broad Institute, Sigma-Aldrich and ToolGen.
In addition to the Broad Institute, other third parties have filed patent applications claiming CRISPR/Cas9-related inventions and may allege that they invented one or more of the inventions claimed by the CVC Group. Thus, the USPTO may, in the future, declare an interference between certain CVC Group patent applications and one or more patent applications. The Broad Institute, as well as other third parties, could seek to assert its issued patents against us based on our CRISPR/Cas9-based activities, including commercialization. Defense of these claims, regardless of their merit, could involve substantial litigation expense and could result in a substantial diversion of management and other employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. In that event, we could be unable to further develop and commercialize exa-cel or other products that we may develop using the CRISPR/Cas9 technology we license from CRISPR.
To the extent that valid present or future third-party patents or other intellectual property rights cover our products, product candidates or technologies, we or our strategic collaborators may seek licenses or other agreements from the holders of such rights to avoid or settle legal claims. Such licenses may not be available on acceptable terms, which may hinder our ability to, or prevent us from being able to, manufacture and market our products. Payments under any licenses that we are able to obtain would reduce our profits derived from the covered products.
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
Risks Related To Our Operations
A variety of risks associated with operating in foreign countries could materially adversely affect our business.
We have expanded our international operations over the past several years to market our CF medicines and expand our research and development capabilities. New laws and industry codes in the E.U. and elsewhere have expanded transparency requirements regarding payments and transfers of value to healthcare professionals, requirements surrounding patient-level clinical trial data, the protection of personal data and increased sanctions for violations. Collectively, our expansion and these new requirements are adding to our compliance costs and potentially exposes us to sanctions in the event of an infringement or failure to report in these jurisdictions. In addition, a significant portion of our commercial supply chain, including sourcing of raw materials and manufacturing, is located in China and the E.U. Consequently, we are, and will continue to be, subject to risks related to operating in foreign countries, including risks relating to intellectual property protections and business interruptions, including as a result of COVID-19. These risks are increased with respect to countries such as China that have substantially different local laws and business practices and weaker protections for intellectual property. Risks associated with operating a global biotechnology company include:
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
•reliance on third-party vendors, distributors and suppliers;
•import and export licensing requirements, tariffs, and other trade and travel restrictions;
•global or regional public health emergencies that could affect our operations or business;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geo-political actions, including war and terrorism.
Our revenues are subject to foreign exchange rate fluctuations due to the global nature of our operations. Although we have foreign currency forward contracts to hedge certain forecasted product revenues denominated in foreign currencies, our efforts to reduce currency exchange losses may not be successful. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and the currencies in which we do business will affect our operating results, often in unpredictable ways.
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
Due to the highly technical nature of our drug discovery and development activities, we require the services of highly qualified and trained scientists who have the skills necessary to conduct these activities. In addition, we need to attract and retain employees with experience in development, marketing and commercialization of medicines and therapies, including cell and genetic therapies. We have entered into employment agreements with some executives and provide stock-related compensation benefits to all of our key employees that vest over time and therefore induce them to remain with us. However, the employment agreements can be terminated by the executive on relatively short notice. The value to employees of stock-related benefits that vest over time can be significantly affected by movements in our stock price and business performance, and may, at any point in time, be insufficient to counteract more lucrative offers from other companies. We face intense competition for our personnel from our competitors and other companies throughout our industry, especially with respect to employees with expertise in cell or genetic therapies. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. Moreover, the growth of local biotechnology companies and the expansion of major pharmaceutical companies into the Boston area has increased competition for the available pool of skilled employees, especially in technical fields. The high cost of living can make it difficult to attract employees to our global headquarters in Boston and our international headquarters in London. Current job market dynamics, caused in part by the effects of COVID-19 and other macro-level events, with many employers unable to fill existing openings at all levels of their organizations, could result in significant increases to our costs to recruit and retain employees. Challenges could adversely affect our operations and financial results if we do not have sufficient staff to perform necessary functions. In addition, the available pool of skilled employees would be further reduced if immigration laws change in a manner that increases restrictions on immigration. Our ability to continue to commercialize our products and achieve our research and development objectives depends on our ability to respond effectively to these demands. If we are unable to hire and retain qualified personnel, there could be a material adverse effect on our business.
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
Cyber-attacks are increasing in their frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. They are often carried out by well-resourced and skilled parties, including nation states, organized crime groups, “hacktivists” and employees or contractors acting carelessly or with malicious intent. Cyber-attacks include deployment of harmful malware and key loggers, ransomware, denial-of-service attacks, malicious websites, the use of social engineering, and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data privacy or security breach. Our key business partners face similar risks, and any security breach of their systems could adversely affect our security. In addition, our increased use of cloud technologies heightens these third party and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or propriety information. Risk of cyber-attack is increased with employees working remotely. Remote work increases the risk we may be vulnerable to cybersecurity-related events such as phishing attacks and other security threats.
We are subject to risks associated with COVID-19.
The COVID-19 pandemic resulted in global economic downturns, significant travel and work restrictions in many regions and put a significant strain on healthcare resources, among other impacts. Recovery from the economic and social disruptions of COVID-19 have been uneven. We are unable to predict the extent and timing of any improvement in overall conditions. COVID-19 may continue to impact our operations, the operations of our collaborators, third-party contractors and other entities, including governments, governmental agencies, and payors, and on the people with CF who take our medicines. In addition, we have seen some delays in enrollment in certain clinical trials, supply chain delays, and regulatory delays due to COVID-19.
We monitor local COVID-19 trends and government guidance for each of our site locations and utilize a site-specific approach to assess and permit employee access to our sites. There can be no assurance, however, that our sites will remain open, or whether we will be required to pause or delay enrollment and dosing at clinical trial sites. Any site closure, pause, or delay of a clinical trial could harm our operations and delay the development of our product candidates. In addition, even if sites or clinical trials are open for enrollment, COVID-19 may nevertheless impact clinical trial enrollment or participation, for example, due to suspension of in-person procedures required for enrollment, government shut-down orders, or decreased patient willingness to participate. COVID-19 may also impact uptake of our medicines generally and patient retention in clinical trials, potentially resulting in higher drop-out rates or missed visits, which may negatively affect the strength of our clinical trial data.
Health regulatory agencies globally may continue to experience disruptions in their operations as a result of COVID-19 or future public health emergencies. The FDA and comparable foreign regulatory agencies may have slower response times or lack resources to continue to monitor our clinical trials or to engage in other activities related to review of regulatory submissions in drug development. In response to the COVID-19 pandemic and the public health emergency declaration in the U.S., on March 10, 2020, the FDA announced its intention to temporarily postpone most inspections of foreign manufacturing facilities and products, and it subsequently postponed routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. In July 2021, the FDA stated that it had begun transitioning back to standard operations for domestic inspections, while continuing to prioritize mission-critical work for foreign inspections. In February 2022, the FDA announced it was resuming standard operation for all domestic inspections. By the end of 2022, the FDA had also resumed standard foreign inspections in most countries, though the frequency of foreign inspections had not yet returned to pre-pandemic levels. The FDA may not be able to maintain its current pace and further delays or setbacks are possible in the future. As a result, review, inspection, and other timelines for our product candidates may be materially delayed for an unknown period of time.
In the future, the economic impacts of COVID-19 could affect our business. While the ultimate impact of COVID-19 on our business is uncertain, a continued economic downturn could adversely affect our business directly or indirectly. It could affect the net prices for our products through changes in our payor mix as a result of increased unemployment in the U.S. or increased pressure on healthcare costs in the U.S. and around the world. Any negative impacts of COVID-19, alone or in combination with others, could exacerbate other risk factors discussed herein. The full extent to which COVID-19 will negatively affect our operations, financial performance, and stock price will depend on future developments that are highly uncertain and cannot be predicted.
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
We are or may be involved in various legal proceedings, including securities/shareholder matters and claims related to product liability, intellectual property, employment law, data privacy, and breach of contract. Such proceedings may involve claims for, or the possibility of, damages or fines and penalties involving substantial amounts of money or other relief, including but not limited to civil or criminal fines and penalties. If any of these legal proceedings were to result in an adverse outcome, it could have a material adverse effect on our business.
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
Market prices for securities of companies such as ours are highly volatile. From January 1, 2022 to December 31, 2022, our common stock traded between $214.66 and $324.75 per share. The market for our stock, like that of other companies in the biotechnology industry, has experienced significant price and volume fluctuations. The future market price of our securities could be significantly and adversely affected by factors such as:
•the information contained in our quarterly earnings releases, including updates regarding our commercialized products or our product candidates, our net product revenues and operating expenses for completed periods and financial guidance regarding future periods;
•announcements of FDA actions with respect to our therapies or those of our competitors, or regulatory filings for our therapies or those of our competitors, or announcements of interim or final results of clinical trials or nonclinical studies relating to our therapies or those of our competitors;
•developments in domestic and international governmental policy or regulation, for example, relating to drug pricing and tax reform;
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
•business development, capital structuring or financing activities; and
•general worldwide or national economic, political and capital market conditions, including as a result of the COVID-19 pandemic, inflation and rapid fluctuations in interest rates.
Following periods of volatility in the market price of a company’s securities, stockholder derivative lawsuits and securities class action litigation are common. Such litigation, if instituted against us or our officers and directors, could result in substantial costs and a diversion of management’s attention and resources.
Our effective tax rate fluctuates, and changes in tax laws, regulations and treaties, unfavorable resolution to the tax positions we have taken or exposure to additional income tax liabilities could have a material impact on our future taxable income.
Our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate globally. Our effective tax rate may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability from country to country, tax authority examinations/audits of our tax filings, adjustments to the value of our uncertain tax positions, changes in accounting for income taxes, and changes in tax laws or modifications of treaties in various jurisdictions. Any of these factors could cause us to experience an effective tax rate that is significantly different from previous periods or our current expectations.
On December 12, 2022, E.U. member states reached an agreement to implement the minimum tax component (“Pillar Two”) of the Organization for Economic Co-operation and Development’s (the “OECD’s”), global international tax reform initiative. It is expected that E.U. member states will implement Pillar Two for tax years beginning after December 31, 2023. In addition, the U.K. has independently released draft legislation to introduce the OECD’s Pillar Two reforms into U.K. law. If implemented, Pillar Two could result in changes in tax laws in jurisdictions in which we do business and adversely affect our provision for income taxes and our current rate.
We are subject to ongoing tax audits in various jurisdictions, and local tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the probable outcomes of these audits to determine the appropriateness of our tax provision, and we have established contingency reserves for material tax exposures. However, there can be no assurance that we will accurately predict the outcomes of these disputes or other tax audits or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves and the actual outcomes of these disputes and other tax audits could have a material impact on our results of operations or financial condition.
Our quarterly operating results are subject to significant fluctuation.
Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our revenues are primarily dependent on the amount of net product revenues from sales of our CF medicines. Our total net product revenues could vary on a quarterly basis based on, among other factors, the timing of orders from our significant customers. Additional factors that have caused quarterly fluctuations to our operating results in recent years include variable amounts of revenues, expenses resulting from our significant investments in research and development and commercialization activities, changes in the fair value of our strategic investments, derivative instruments and contingent consideration liabilities, charges for excess and obsolete inventories, interest income, interest expenses and our provision for income taxes. Our revenues also are subject to foreign exchange rate fluctuations due to the global nature of our operations. Although we have foreign currency forward contracts to hedge forecasted product revenues denominated in foreign currencies, our efforts to reduce currency exchange losses may not be successful. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and the currencies in which we do business may affect our operating results, often in unpredictable ways. Our quarterly results also could be materially affected by significant charges, which may or may not be similar to charges we have experienced in the past. Most of our operating expenses relate to our research and development activities, do not vary directly with the amount of revenues and are difficult to adjust in the short term. As a result, if revenues in a particular quarter are below expectations, we are unlikely to reduce operating expenses proportionately for that quarter. These examples are only illustrative and other risks, including those discussed in these “Risk Factors,” could also cause fluctuations in our reported financial results. Our operating results during any one period do not necessarily suggest the results of future periods.

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
In July 2022, we entered into a credit agreement providing for a $500.0 million revolving credit facility and terminated an existing $500.0 million credit agreement entered into in 2019. In September 2022, our $2.0 billion credit agreement that was entered into in 2020 expired in accordance with its terms. Subject to certain conditions, our current credit agreement provides that we may request the borrowing capacity be increased by an additional $500.0 million for a total of $1.0 billion. If we borrow under our current credit agreement or any future credit agreements, such indebtedness could have important consequences to our business, including increasing our vulnerability to general adverse financial, business, economic and industry conditions, as well as other factors that are beyond our control. The credit agreement requires that we comply with certain financial covenants, including a consolidated leverage ratio covenant. Further, the credit agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, and enter into transactions with affiliates. As a result, we may be restricted from engaging in business activities that may otherwise improve our business. Failure to comply with the covenants could result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owed under the credit agreements and/or our finance leases and could have a material adverse effect on our business. Additionally, our obligations under the credit agreement are unconditionally guaranteed by certain of our domestic subsidiaries.
Issuances of additional shares of our common stock could cause the price of our common stock to decline.
As of December 31, 2022, we had 257.0 million shares of common stock issued and outstanding. As of December 31, 2022, we also had 2.9 million unvested restricted stock units (“RSUs”), 1.2 million unvested performance stock units (“PSUs”), and outstanding options to purchase 2.5 million shares of common stock with a weighted-average exercise price of $146.11 per share.

The majority of our unvested RSUs are likely to vest based on our employees’ continued employment. The number of PSUs that vest is dependent on a potential range of shares issuable pursuant to certain financial and non-financial milestones, and our employees’ continued employment. Outstanding vested options are likely to be exercised if the market price of our common stock exceeds the applicable exercise price. In the future, we expect to issue a limited number of additional options to our directors.
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
In February 2023, our Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”) pursuant to which we are authorized to repurchase up to $3.0 billion of our common stock. Our stock repurchases will depend upon, among other factors, our cash balances and potential future capital requirements, results of operations, financial condition, and other factors that we may deem relevant. We can provide no assurance that we will repurchase stock at favorable prices, if at all.
We have adopted provisions in our articles of incorporation and by-laws and are subject to Massachusetts corporate laws that may frustrate any attempt to remove or replace members of our board or to effectuate certain types of business combinations involving Vertex.
Provisions of our articles of incorporation, by-laws and Massachusetts state laws may frustrate any attempt to remove or replace members of our current Board of Directors and may discourage certain types of business combinations involving Vertex. Our by-laws grant the directors a right to adjourn any meetings of shareholders prior to the time the meeting has been convened. We may issue shares of any class or series of preferred stock in the future without shareholder approval and upon such terms as our Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any class or series of preferred stock that may be issued in the future. Massachusetts state law also prohibits us from engaging in specified business combinations with an interested stockholder unless the combination is approved or consummated in a prescribed manner, and prohibits voting by any shareholder who acquires 20% or more of the outstanding voting stock without shareholder approval. As a result, shareholders or other parties may find it difficult to remove or replace our directors or to effectuate certain types of business combinations involving Vertex.
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
•the potential benefits and therapeutic scope of our acquisitions and collaborations, including our acquisition of ViaCyte and its potential to accelerate development of our stem-cell based T1D programs;
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
•our expectations regarding the amount of cash to generated by operations, our cash balance and expected generation and interest income;
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
We did not receive any written comments from the Securities and Exchange Commission prior to the date 180 days before the end of the fiscal year ended December 31, 2022 regarding our filings under the Securities Exchange Act of 1934, as amended, that have not been resolved.

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
Additional United States and Worldwide Locations
In addition to our corporate headquarters, we lease an aggregate of approximately 838,000 square feet of space globally. This space includes logistical, laboratory, commercial and manufacturing operations, as well as laboratory and office space to support our research and development organizations. We also own approximately 213,000 square feet at our continuous manufacturing facility in Massachusetts.

ITEM 3.LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The Nasdaq Global Select Market under the symbol “VRTX.”
Shareholders
As of January 31, 2023, there were 107 holders of record of our common stock.
Performance Graph
Our performance graph includes the NASDAQ Biotechnology Index, which we believe is a comparable index consisting of companies with similar industry classifications, and which we plan to use in our future performance graphs.
Dividends
We have never paid any cash dividends on our common stock, and we do not anticipate paying any in the foreseeable future.

Issuer Repurchases of Equity Securities
In June 2021, our Board of Directors approved a share repurchase program (the “2021 Share Repurchase Program”), pursuant to which we were authorized to repurchase up to $1.5 billion of our common stock by December 31, 2022. We did not repurchase any shares of our common stock under the 2021 Share Repurchase Program in the three months ended December 31, 2022. On December 31, 2022, the 2021 Share Repurchase Program expired with $499.7 million remaining authorization.
In February 2023, our Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”) pursuant to which we are authorized to repurchase up to $3.0 billion of our common stock.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussion and analysis of our financial condition and results of operations for 2022 as compared to 2021 are discussed below. For a discussion of our financial condition and results of operations for 2021 as compared to 2020, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K, except as set forth below.
OVERVIEW
We are a global biotechnology company that invests in scientific innovation to create transformative medicines for people with serious diseases, with a focus on specialty markets. We have four approved medicines that treat the underlying cause of cystic fibrosis (“CF”), a life-threatening genetic disease, and we continue to focus on developing additional treatments for CF. Beyond CF, we have a pipeline that includes mid- and late-stage clinical programs in sickle cell disease, beta thalassemia, acute and neuropathic pain, APOL1-mediated kidney disease, type 1 diabetes, and alpha-1 antitrypsin deficiency, and earlier-stage programs in diseases such as muscular dystrophies.
Our triple combination regimen, TRIKAFTA/KAFTRIO (elexacaftor/tezacaftor/ivacaftor and ivacaftor), was approved in 2019 in the United States (the “U.S.”) and in 2020 in the European Union (the “E.U.”). Collectively, our four medicines are being used by the majority of the approximately 88,000 people with CF in North America, Europe, and Australia. We are evaluating our medicines in additional patient populations, including younger children, with the goal of having small molecule treatments for all people who have at least one mutation in their cystic fibrosis transmembrane conductance regulator (“CFTR”) gene that is response to our CFTR modulators. We also are pursuing genetic therapies for people with CF who do not make CFTR protein and, as a result, cannot benefit from our current CF medicines.
Financial Highlights

Revenues
In 2022, our net product revenues increased to $8.9 billion as compared to $7.6 billion in 2021, primarily due to the strong uptake of TRIKAFTA/KAFTRIO in multiple countries internationally and continued steady performance of TRIKAFTA in the U.S., following the June 2021 launch of TRIKAFTA for children with CF 6 through 11 years of age.

Expenses
Our total research and development (“R&D”), acquired in-process research and development (“AIPR&D”), and selling, general and administrative (“SG&A”) expenses decreased to $3.6 billion as compared to $3.9 billion in 2021. The decrease was primarily due to decreased AIPR&D following a $900.0 million upfront payment we made in 2021 to CRISPR in connection with an amendment to our exa-cel collaboration, partially offset by increased spend to advance the progression of several product candidates into mid- to late-stage clinical development. Cost of sales was 12% of our net product revenues in 2022 and 2021.

Cash
Our cash, cash equivalents and marketable securities increased to $10.8 billion as of December 31, 2022 as compared to $7.5 billion as of December 31, 2021 primarily due to our net product revenues and operating cash flows, partially offset by income tax payments and our $315.0 million acquisition of ViaCyte.

Business Updates
Marketed Products
We expect to continue to grow our CF business by increasing the number of people with CF who are eligible and able to receive our medicines, including younger people, and providing improved treatment options for people who are already eligible for one of our medicines. Recent and anticipated progress in activities supporting these efforts is included below:
•The European Commission and the United Kingdom’s Medicines and Healthcare products Regulatory Agency (“MHRA”) granted marketing authorization for KAFTRIO for the treatment of children with CF 6 through 11 years of age who have at least one F508del mutation in the CFTR gene.
•The U.S. Food and Drug Administration (the “FDA”) approved the use of ORKAMBI in children with CF 12 months to less than 24 months of age who are homozygous for the F508del mutation in the CFTR gene.
•In the fourth quarter of 2022, we submitted global regulatory filings for TRIKAFTA/KAFTRIO in children with CF 2 to 5 years of age and for KALYDECO in children with CF from 1 month to less than 4 months of age.
•TRIKAFTA/KAFTRIO is now approved and reimbursed or accessible in more than 30 countries outside the U.S.
Pipeline
We continue to advance a pipeline of potentially transformative small molecule and cell and genetic therapies aimed at treating serious diseases. Recent and anticipated progress in activities supporting these efforts is included below.
Cystic Fibrosis
•We are conducting two Phase 3 global, randomized, double-blind, active-controlled clinical trials, SKYLINE 102 and SKYLINE 103, evaluating our new once-daily investigational triple combination of vanzacaftor/tezacaftor/deutivacaftor, formerly known as VX-121/tezacaftor/VX-561, in people with CF 12 years of age and older, and have completed enrollment in these trials. We expect to complete these clinical trials by the end of 2023. We also have initiated a clinical trial of vanzacaftor/tezacaftor/deutivacaftor in children with CF 6 to 11 years of age, known as the RIDGELINE study.
•In collaboration with Moderna, we are developing VX-522, an mRNA therapeutic for the treatment of people with CF who do not produce any CFTR protein. In December 2022, the FDA cleared our Investigational New Drug Application (“IND”) for VX-522. We have initiated a single-ascending dose clinical trial for VX-522 in people with CF, which is active and enrolling patients. We expect to complete this single ascending dose clinical trial and initiate the multiple ascending dose clinical trial in 2023. The FDA has granted Fast Track designation for VX-522.
Sickle Cell Disease and Beta Thalassemia
•We are evaluating the use of a non-viral ex vivo CRISPR gene-editing therapy, exagamglogene autotemcel (“exa-cel”), formerly known as CTX001, for the treatment of sickle cell disease (“SCD”) and transfusion-dependent beta thalassemia (“TDT”).
•In the fourth quarter of 2022, we completed regulatory submissions to the European Medicines Agency (“EMA”) and the MHRA for exa-cel for SCD and TDT, and both the EMA and the MHRA have validated the marketing authorization application. Exa-cel has been granted EMA Priority Medicines (“PRIME”) designation in the E.U. and Orphan Drug designation in the E.U. and the United Kingdom (the “U.K.”).
•In November 2022, we initiated the submission of a biologics licensing application (“BLA”) for exa-cel for SCD and TDT for rolling review by the FDA, and expect to complete the submission by the end of the first quarter of 2023. In the U.S., exa-cel has been granted Fast Track, Regenerative Medicine Advanced Therapy, Rare Pediatric Disease, and Orphan Drug designations.
•Two additional Phase 3 clinical trials evaluating exa-cel in pediatric patients with SCD and TDT are ongoing.

Pain
•We have discovered multiple selective small molecule inhibitors of NaV1.8, with the objective of creating a new class of pain medicines that provide effective non-opioid pain relief, without abuse potential. In March 2022, we announced positive Phase 2 data for VX-548, a NaV1.8 inhibitor, for treatment of acute pain. We have initiated two randomized, double-blind, placebo-controlled Phase 3 trials with a total of 2,000 patients with moderate to severe acute pain following bunionectomy or abdominoplasty surgery. The Phase 3 program for VX-548 also includes a single-arm study evaluating the safety and effectiveness of VX-548 in multiple other types of moderate to severe pain. We expect to complete these Phase 3 trials in late 2023 or early 2024.
•The FDA granted VX-548 Breakthrough Therapy and Fast Track designations for the treatment of moderate to severe acute pain.
•At the end of 2022, we initiated a Phase 2 clinical trial evaluating VX-548 in diabetic peripheral neuropathy, a common form of peripheral neuropathic pain.
APOL1-Mediated Kidney Disease
•Inaxaplin, formerly known as VX-147, is our small molecule for the treatment of APOL1-mediated kidney disease (“AMKD”), including APOL1-mediated focal segmental glomerulosclerosis (“FSGS”). Based on positive Phase 2 data in FSGS, we initiated pivotal development of inaxaplin in a single Phase 2/3 adaptive clinical trial in patients with AMKD. We continue to enroll patients in this Phase 2/3 clinical trial and we expect to complete the Phase 2 dose-ranging portion of the trial in 2023.
•The FDA granted inaxaplin Breakthrough Therapy designation for APOL1-mediated FSGS and the EMA granted inaxaplin Orphan Drug and PRIME designations for AMKD.
Type 1 Diabetes
•VX-880 is a stem cell-derived, allogeneic, fully differentiated, insulin-producing islet cell replacement therapy, using standard immunosuppression to protect the implanted cells. A clinical trial is ongoing to evaluate VX-880 as a potential treatment for type 1 diabetes (“T1D”), and proof-of-concept has been achieved. We have completed enrollment in Part B of the Phase 1/2 clinical trial and, after completion of Part B, we expect to begin Part C of the trial, with concurrent dosing, in 2023.
•We continue to advance additional programs in T1D, in which these same stem cell-derived, fully differentiated, insulin-producing islet cells are encapsulated and implanted in an immunoprotective device or are modified to produce hypoimmune cells with the goal of eliminating the need for immunosuppression. In December 2022, our Clinical Trial Application (“CTA”) in Canada for VX-264, the cells and device program, was authorized and we plan to begin screening, enrollment and dosing in Canada in the coming months. In the U.S., the IND is on hold.
Alpha-1 Antitrypsin Deficiency
•We are working to address the underlying genetic cause of alpha-1 antitrypsin (“AAT”) deficiency (“AATD”). We are developing novel small molecule correctors of Z-AAT protein folding, with the goal of enabling the secretion of functional AAT into the blood and addressing both the lung and the liver aspects of AATD. We have initiated a Phase 1 clinical trial for VX-634, which is the first in a series of next-wave investigational molecules with significantly improved potency and drug-like properties as compared to our previous AAT correctors, allowing potential exploration of the full dose response.
•We initiated a second Phase 2 clinical trial of VX-864, a first-generation AAT corrector, to assess the impact of longer-term treatment on the liver, as well as the levels of functional AAT in the plasma.
Duchenne Muscular Dystrophy
•We are investigating a novel approach to treating Duchenne muscular dystrophy (“DMD”), which delivers CRISPR/Cas9 gene-editing technology to muscle cells, with the goal of restoring near-full length dystrophin protein expression by targeting specific mutations in the dystrophin gene that cause the disease. We are conducting enabling studies for our first in vivo gene-editing therapy for DMD and we expect to submit an IND for this program in 2023.

Investment in External Innovation
Recent investments in external innovation are included below.
•We acquired from Catalyst Biosciences, Inc. (“Catalyst”) a portfolio of protease medicines that target the complement system and related intellectual property.
•We acquired ViaCyte, Inc. (“ViaCyte”), a biotechnology company focused on delivering novel stem cell-derived cell replacement therapies as a potential functional cure for T1D. A Phase 1/2 clinical trial of VCTX-211, a hypoimmune cell program that we are developing in partnership with CRISPR Therapeutics AG (“CRISPR”), is active and enrolling patients.
•We established a strategic collaboration and licensing agreement with Entrada Therapeutics, Inc. (“Entrada”), focused on discovering and developing intracellular Endosomal Escape Vehicle (“EEV”) therapeutics for DM1 (the “Entrada Agreement”).
Our Business Environment
Our net product revenues come from the sale of our medicines for the treatment of CF. Our CF strategy involves continuing to develop and obtain approval and reimbursement for treatment regimens that will provide benefits to all people with CF and increasing the number of people with CF eligible and able to receive our medicines, including through label expansions, expanded reimbursement, and the development of new medicines. We are advancing our pipeline of product candidates for the treatment of serious diseases outside of CF. Our strategy is to combine transformative advances in the understanding of causal human biology and the science of therapeutics to discover and develop innovative medicines. This approach includes advancing multiple compounds from each program, spanning multiple modalities, into early clinical trials to obtain patient data that can inform selection of the most promising compounds for later-stage development, and to inform discovery and development of additional compounds. We aim to rapidly follow our first-in-class therapies that achieve proof-of-concept with potential best-in-class candidates to provide durable clinical and commercial success.
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
Discovery and development of a new pharmaceutical or biological product is a difficult and lengthy process that requires significant financial resources along with extensive technical and regulatory expertise. Across the industry, most potential drug or biological products never progress into development, and most products that do advance into development never receive marketing approval. Our investments in product candidates are subject to considerable risks. We closely monitor the results of our discovery, research, clinical trials and nonclinical studies and frequently evaluate our product development programs in light of new data and scientific, business and commercial insights, with the objective of balancing risk and potential. This process can result in rapid changes in focus and priorities as new information becomes available and as we gain additional understanding of our ongoing programs and potential new programs, as well as those of our competitors.
Our business also requires ensuring appropriate manufacturing and reimbursement of our products. As we advance our product candidates through clinical development toward commercialization and market and sell our approved products, we build and maintain our supply chain and quality assurance resources. We rely on a global network of third parties and our internal capabilities to manufacture and distribute our products for commercial sale and post-approval clinical trials and to manufacture and distribute our product candidates for clinical trials. In addition to establishing supply chains for each new approved product, we adapt our supply chain for existing products to include additional formulations or to increase scale of production for existing products as needed. The processes for cell and genetic therapies can be more complex than those required for small molecule drugs and require additional investments in different systems, equipment, facilities and expertise. We are focused on ensuring the stability of the supply chains for our current products, as well as for our pipeline programs.
Sales of our products depend, to a large degree, on the extent to which our products are reimbursed by third-party payors, such as government health programs, commercial insurance and managed health care organizations. Reimbursement for our products, including our potential pipeline therapies, cannot be assured and may take significant periods of time to obtain. We dedicate substantial management and other resources to obtain and maintain appropriate levels of reimbursement for our products from third-party payors, including governmental organizations in the U.S. and ex-U.S. markets.
In the U.S., we have worked successfully with third-party payors to promptly obtain appropriate levels of reimbursement for our CF medicines. We plan to continue to engage in discussions with numerous commercial insurers and managed health care organizations, along with government health programs that are typically managed by authorities in the individual states, to ensure that payors recognize the significant benefits that our medicines provide and provide patients with appropriate levels of access to our medicines now and in the future. We cannot, however, predict how recent changes in the law, including through the Inflation Reduction Act of 2022, will affect our ability to negotiate successfully with third-party payors in the future. In ex-U.S. markets, we seek government reimbursement for our medicines on a country-by-country or region-by-region basis, as required. This is necessary for each new medicine, as well as for label expansions for our current medicines. We expect to continue to focus significant resources to obtain expanded reimbursement for our CF medicines and, ultimately, pipeline therapies, in U.S. and ex-U.S. markets.
Strategic Transactions
Acquisitions
As part of our business strategy, we seek to acquire products, product candidates and other technologies and businesses that are aligned with our corporate and research and development strategies and complement and advance our ongoing research and development efforts.
In 2022, we acquired ViaCyte, a privately held biotechnology company with intellectual property, tools, technologies and assets with potential to accelerate development of our T1D programs, for $315.0 million; and acquired from Catalyst a portfolio of protease medicines that target the complement system and related intellectual property (the “Catalyst complement portfolio”) for $60.0 million. We expect to continue to identify and evaluate potential acquisitions and may include larger transactions or later-stage assets.
Our acquisition of ViaCyte was accounted for as a business combination. As of the acquisition date, the cash payment was allocated primarily to goodwill and the fair value of an in-process research and development asset. Operating expenses incurred by ViaCyte after the acquisition date and specific expenses associated with the acquisition are reflected in our consolidated statement of operations.
Our acquisition of the Catalyst complement portfolio was accounted for as an asset acquisition because substantially all the fair value acquired was concentrated in in-process research and development assets, which did not constitute a business, and for which we determined there was no alternative future use. As a result, we recorded our $60.0 million upfront payment to AIPR&D.
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
Over the last several years, we entered into collaboration agreements with a number of companies, including Arbor Biotechnologies, Inc., CRISPR, Kymera Therapeutics, Inc., Mammoth Biosciences, Inc., Moderna, Inc., Obsidian Therapeutics, Inc., and Verve Therapeutics, Inc. Generally, when we in-license a technology or product candidate, we make upfront payments to the collaborator, assume the costs of the program and/or agree to make contingent payments, which could consist of milestone, royalty and option payments. Most of these collaboration payments are expensed as AIPR&D; however, depending on many factors, including the structure of the collaboration, the stage of development of the acquired technology, the significance of the in-licensed product candidate to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. We expect to continue to identify and evaluate collaboration and licensing opportunities that may be similar to or different from the collaborations and licenses that we have engaged in previously.

In addition, in the fourth quarter of 2022, we announced a strategic collaboration and licensing agreement (the “Entrada Agreement”) with Entrada focused on discovering and developing intracellular EEV therapeutics for DM1. In February 2023, the Entrada Agreement closed upon, among other things, the satisfaction of customary closing conditions and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. Upon closing, we made an upfront payment of approximately $224.0 million to Entrada, and purchased approximately $26.0 million of Entrada’s common stock in connection with the Entrada Agreement. We will account for the Entrada Agreement in the first quarter of 2023.
Joint Development and Commercialization Agreement with CRISPR
In 2017, we entered into a joint development and commercialization agreement (the “Original JDCA”) with CRISPR, pursuant to which we are developing and preparing to commercialize exa-cel for SCD and TDT. The Original JDCA was entered into following our exercise of an option to co-develop and co-commercialize the hemoglobinopathies program that was contained in a collaboration agreement that we entered into with CRISPR in 2015.
In April 2021, we and CRISPR entered into an amendment and restatement of the Original JDCA (the “A&R JDCA”). In June 2021, we made a $900.0 million upfront payment to CRISPR in connection with the closing of the transactions contemplated by the A&R JDCA. We concluded that we did not have any alternative future use for the acquired in-process research and development and recorded this upfront payment to AIPR&D. Under the terms of the A&R JDCA, we are leading worldwide development, manufacturing, and commercialization of exa-cel. As of July 1, 2021, 60% of the net profits and net losses for exa-cel are allocated to us and 40% of the net profits and net losses for exa-cel are allocated to CRISPR, subject to certain adjustments. CRISPR may earn an additional one-time $200.0 million milestone payment upon regulatory approval of exa-cel. We concluded that the Original JDCA and the A&R JDCA are cost-sharing arrangements, which result in the net impact of the arrangements, excluding amounts recorded to AIPR&D, being recorded in “Research and development expenses” in our consolidated statements of operations.
Acquired In-Process Research and Development
In 2022 and 2021, our AIPR&D included $115.5 million and $1.1 billion, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including the collaborations, licenses of third-party technologies, and asset acquisitions described above.
Out-License Agreements
We also have out-licensed internally developed programs to collaborators who are leading the development of these programs. Pursuant to these out-licensing arrangements, our collaborators are responsible for the research, development, and commercialization costs associated with these programs, and we are entitled to receive contingent milestone and/or royalty payments. As a result, we do not expect to incur significant expenses in connection with these programs and have the potential for future collaborative and royalty revenues resulting from these programs. None of our out-license agreements had a significant impact on our consolidated statements of operations during 2022 and 2021.
Please refer to Note B, “Acquired In-Process Research and Development and Other Arrangements,” for further information regarding our in-license agreements and out-license agreements.
Strategic Investments
In connection with our business development activities, we have periodically made equity investments in our collaborators. As of December 31, 2022, we held strategic equity investments in certain public and private companies, and we expect to make additional strategic equity investments in the future. While we invest the majority of our cash, cash equivalents, and marketable securities in instruments that meet specific credit quality standards and limit our exposure to any one issue or type of instrument, our strategic investments are maintained and managed separately from our other cash, cash equivalents, and marketable securities. As discussed below in “Other Income (Expense), Net” in our Results of Operations, any changes in the fair value of equity investments with readily determinable fair values (including publicly traded securities) are recorded to other income (expense), net in our consolidated statements of operations.

RESULTS OF OPERATIONS

	2022	% Change	2021	% Change	2020
	(in millions, except percentages and per share amounts)
Revenues	$8,930.7	18%	$7,574.4	22%	$6,205.7
Operating costs and expenses	4,623.3	(4)%	4,792.3	43%	3,349.4
Income from operations	4,307.4	55%	2,782.1	(3)%	2,856.3
Other non-operating (expense) income, net	(75.0)	45%	(51.7)	**	260.6
Provision for income taxes	910.4	134%	388.3	(4)%	405.2
Net income	$3,322.0	42%	$2,342.1	(14)%	$2,711.7

Net income per diluted common share	$12.82		$9.01		$10.29
Diluted shares used in per share calculations	259.1		259.9		263.4
				** Not meaningful
Revenues

	2022	% Change	2021	% Change	2020
	(in millions, except percentages)
TRIKAFTA/KAFTRIO	$7,686.8	35%	$5,697.2	47%	$3,863.8
SYMDEKO/SYMKEVI	180.0	(57)%	420.4	(33)%	628.6
ORKAMBI	510.7	(34)%	771.6	(15)%	907.5
KALYDECO	553.2	(19)%	684.2	(15)%	802.9
Product revenues, net	8,930.7	18%	7,573.4	22%	6,202.8
Other revenues	—	**	1.0	**	2.9
Total revenues	$8,930.7	18%	$7,574.4	22%	$6,205.7
				** Not meaningful
Product Revenues, Net
In 2022, our net product revenues increased by $1.4 billion, or 18%, as compared to 2021 primarily due to the launches of TRIKAFTA/ KAFTRIO in multiple countries internationally and the continued performance of TRIKAFTA in the U.S., following the June 2021 launch of TRIKAFTA for children with CF 6 through 11 years of age. Decreases in revenues for our products other than TRIKAFTA/KAFTRIO were primarily the result of patients switching from these medicines to TRIKAFTA/KAFTRIO.
Our net product revenues from the U.S. and from ex-U.S. markets were as follows:

	2022	% Change	2021	% Change	2020
	(in millions, except percentages)
United States	$5,699.3	8%	$5,287.3	10%	$4,826.4
ex-U.S.	3,231.4	41%	2,286.1	66%	1,376.4
Product revenues, net	$8,930.7	18%	$7,573.4	22%	$6,202.8
We expect that our net product revenues will increase in 2023 as a result of the continued performance of TRIKAFTA/KAFTRIO, label expansions into younger age groups for our previously approved products, and expanded access to our medicines.

Operating Costs and Expenses

	2022	% Change	2021	% Change	2020
	(in millions, except percentages)
Cost of sales	$1,080.3	19%	$904.2	23%	$736.3
Research and development expenses	2,540.3	31%	1,937.8	18%	1,644.9
Acquired in-process research and development expenses	115.5	(90)%	1,113.3	503%	184.6
Selling, general and administrative expenses	944.7	12%	840.1	9%	770.5
Change in fair value of contingent consideration	(57.5)	**	(3.1)	**	13.1
Total costs and expenses	$4,623.3	(4)%	$4,792.3	43%	$3,349.4
				** Not meaningful
Beginning in 2022, we separately classify upfront, contingent milestone, or other payments pursuant to our business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions as “Acquired in-process research and development expenses,” in our consolidated statements of operations in cases where such acquired assets do not have an alternative future use. To conform prior periods to our current presentation, we have reclassified $1.1 billion and $184.6 million from “Research and development expenses” to AIPR&D for 2021 and 2020, respectively.
Cost of Sales
Our cost of sales primarily consists of third-party royalties payable on net sales of our products as well as the cost of producing inventories. Pursuant to our agreement with the Cystic Fibrosis Foundation, our tiered third-party royalties on sales of TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, KALYDECO, and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens, with royalties on sales of TRIKAFTA/KAFTRIO lower than for our other products. Over the last several years, our cost of sales has been increasing due to increased net product revenues. Our cost of sales as a percentage of our net product revenues was 12% in each of 2022 and 2021. In 2023, we expect our total cost of sales will increase due to expected increases in our net product revenues and our cost of sales as a percentage of our net product revenues will be similar to our cost of sales as a percentage of net product revenues in 2022 and 2021.
Research and Development Expenses

	2022	% Change	2021	% Change	2020
	(in millions, except percentages)
Research expenses	$626.7	22%	$512.3	13%	$452.1
Development expenses	1,913.6	34%	1,425.5	20%	1,192.8
Total research and development expenses	$2,540.3	31%	$1,937.8	18%	$1,644.9
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

Over the past three years, we have incurred $7.5 billion in total research and development and AIPR&D expenses associated with product discovery and development. The successful development of our product candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the product candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available.
Any estimates regarding development and regulatory timelines for our product candidates are highly subjective and subject to change. Until we have data from Phase 3 clinical trials, we cannot make a meaningful estimate regarding when, or if, a clinical development program will generate revenues and cash flows.
Research Expenses

	2022	Change %	2021	Change %	2020
	(in millions, except percentages)
Research Expenses:
Salary and benefits	$159.5	17%	$136.7	5%	$129.8
Stock-based compensation expense	84.0	9%	77.3	(10)%	85.6
Outsourced services and other direct expenses	189.6	19%	160.0	38%	116.2
Intangible asset impairment charge	13.0	**	—	**	—
Infrastructure costs	180.6	31%	138.3	15%	120.5
Total research expenses	$626.7	22%	$512.3	13%	$452.1
			** Not meaningful
Our research expenses have been increasing over the last several years as we have invested in our pipeline and expanded our cell and genetic therapy capabilities, resulting in increased headcount and infrastructure costs associated with our research facilities. We expect to continue to invest in our research programs with a focus on creating transformative medicines for serious diseases.
Development Expenses

	2022	Change %	2021	Change %	2020
	(in millions, except percentages)
Development Expenses:
Salary and benefits	$475.1	37%	$347.6	18%	$295.7
Stock-based compensation expense	213.9	12%	191.0	8%	177.1
Outsourced services and other direct expenses	912.9	45%	629.4	23%	512.2
Infrastructure costs	311.7	21%	257.5	24%	207.8
Total development expenses	$1,913.6	34%	$1,425.5	20%	$1,192.8
Our development expenses increased by $488.1 million, or 34%, in 2022 as compared to 2021, primarily due to increased costs to support clinical trials associated with our advancing pipeline programs, including our CF triple combination of vanzacaftor/tezacaftor/deutivacaftor, pain and T1D. We are investing in both our internal headcount, leveraging outsourced services, and investing in infrastructure to support these programs. We expect our development expenses to continue to increase in 2023 as a result of our advancing pipeline programs, including our pain and T1D programs. In 2022 and 2021, costs related to our CF programs represented the largest portion of our development costs.

Acquired In-process Research and Development Expenses

	2022	% Change	2021	% Change	2020
	(in millions, except percentages)
Acquired in-process research and development expenses	$115.5	(90)%	$1,113.3	503%	$184.6
AIPR&D in 2022 was primarily related to a $60.0 million payment to acquire the Catalyst complement portfolio, a $25.0 million upfront payment pursuant to our license agreement with Verve, and various other payments. AIPR&D in 2021 included the $900.0 million upfront payment to CRISPR, a $60.0 million option payment to ApoLo1 Bio, LLC to buy-out all future milestone and royalty payments, and upfront payments of $31.0 million and $25.0 million to Mammoth Biosciences, Inc. and Arbor Biotechnologies, Inc., respectively. Our AIPR&D has historically fluctuated, and is expected to continue to fluctuate, from one period to another due to upfront, contingent milestone, and other payments pursuant to our existing and future business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions.
Selling, General and Administrative Expenses

	2022	% Change	2021	% Change	2020
	(in millions, except percentages)
Selling, general and administrative expenses	$944.7	12%	$840.1	9%	$770.5
Selling, general and administrative expenses increased by 12% in 2022 as compared to 2021, primarily due to the continued investment to support the commercialization of our medicines and increased support for our pipeline product candidates. We expect our selling, general and administrative expenses to continue to increase in 2023 as we progress our efforts in preparation for the commercialization of exa-cel.
Contingent Consideration
The fair value of our contingent consideration decreased by $57.5 million in 2022, primarily as a result of a revision to the scope of certain gene-editing programs in the second quarter of 2022. The fair value of contingent consideration decreased by $3.1 million in 2021. In future periods, we expect the fair value of contingent consideration to increase or decrease based on, among other things, our estimates of the probability of achieving and the timing of these contingent development and regulatory milestone payments, as well as the time value of money and changes in market interest rates.
Other Non-Operating Income (Expense), Net
Interest Income
Interest income increased to $144.6 million in 2022, as compared to $4.9 million in 2021, primarily due to increased market interest rates and increased cash equivalents and available-for-sale debt securities. Our future interest income is dependent on the amount of, and prevailing market interest rates on, our outstanding cash equivalents and available-for-sale debt securities.
Interest Expense
Interest expense was $54.8 million in 2022 as compared to $61.5 million in 2021. The majority of our interest expense in these periods was related to imputed interest expense associated with our leased corporate headquarters in Boston.

Other Income (Expense), Net
Other income (expense), net was expense of $164.8 million in 2022 and income of $4.9 million in 2021. The vast majority of these amounts relate to net unrealized gains or losses resulting from changes in the fair value and sales of certain of our strategic investments. As of December 31, 2022, the fair value of our investments in publicly traded companies was $116.8 million. To the extent that we continue to hold strategic investments in publicly traded companies, we will record other income (expense) related to these investments on a quarterly basis. We expect that due to the volatility of the stock price of biotechnology companies, our other income (expense), net will fluctuate in future periods based on increases or decreases in the fair value of our strategic investments.
Income Taxes
Our effective tax rate fluctuates from year to year due to the global nature of our operations. The factors that most significantly impact our effective tax rate include changes in tax laws, variability in the allocation of our taxable earnings among multiple jurisdictions, the amount and characterization of our research and development expenses, the levels of certain deductions and credits, adjustments to the value of our uncertain tax positions, acquisitions and third-party collaboration and licensing transactions.
Our provision for income taxes was $910.4 million for 2022 and $388.3 million for 2021. Our effective tax rate of 21.5% for 2022 was higher than the U.S. statutory rate primarily due to an increase in our unrecognized tax benefit liabilities associated with intercompany transfer pricing matters partially offset by excess tax benefits related to stock-based compensation, tax credits, and changes in our estimated prior-year tax liabilities.
Our effective tax rate of 14.2% for 2021 was lower than the U.S. statutory rate primarily due to discrete tax benefits of (i) $94.8 million associated with an increase in the U.K.’s corporate tax rate from 19% to 25%, which was enacted in June 2021 and will become effective in April 2023, and (ii) $44.1 million resulting from an R&D tax credit study that we completed in 2021.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of December 31, 2022 and 2021:

	2022	2021	% Change
	(in millions)
Cash, cash equivalents and marketable securities	$10,778.5	$7,524.9	43%
Working Capital:
Total current assets	$13,234.8	$9,560.6	38%
Total current liabilities	(2,742.1)	(2,142.0)	28%
Total working capital	$10,492.7	$7,418.6	41%
Working Capital
As of December 31, 2022, total working capital was $10.5 billion, which represented an increase of $3.1 billion from $7.4 billion as of December 31, 2021. The increase in total working capital in 2022 was primarily related to $4.1 billion of cash provided by operations driven by increased product revenues, partially offset by our $295.9 million net payment to acquire ViaCyte and purchases of property and equipment.

Cash Flows

	2022	2021	2020
	(in millions)
Net cash provided by (used in):
Operating activities	$4,129.9	$2,643.5	$3,253.5
Investing activities	$(321.1)	$(340.9)	$99.4
Financing activities	$(67.7)	$(1,478.0)	$(505.3)
Operating Activities
Cash provided by operating activities was $4.1 billion in 2022 as compared to $2.6 billion in 2021 primarily due to a $979.9 million increase in net income resulting from increased product revenues, the $900.0 million upfront payment to CRISPR paid in 2021, and an increase in product revenue accruals, partially offset by higher income tax payments.
Investing Activities
Cash used in investing activities was $321.1 million and $340.9 million in 2022 and 2021, respectively. In 2022, our investing activities included a net payment of $295.9 million to acquire ViaCyte and $204.7 million in purchases of property and equipment, partially offset by net sales and maturities of available-for-sale debt securities of $227.3 million. Our investing activities in 2021 primarily related to purchases of property and equipment, and, to a lesser extent, purchases of notes receivable and strategic investments.
Financing Activities
Cash used in financing activities was $67.7 million and $1.5 billion in 2022 and 2021, respectively. In 2022, the largest portion of our financing activities were payments related to our employee stock benefit plans and payments on finance leases. In 2021, the largest portion of our financing activities was $1.4 billion of share repurchases pursuant to our share repurchase programs.
Sources and Uses of Liquidity
As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $10.8 billion, which represented an increase of $3.3 billion from $7.5 billion as of December 31, 2021. We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity.
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
Credit Facilities & Financing Strategy
We may borrow up to a total of $500.0 million pursuant to a revolving credit facility that we entered into in July 2022 and could repay and reborrow amounts under this revolving credit agreement without penalty. Subject to certain conditions, we could request that the borrowing capacity be increased by an additional $500.0 million, for a total of $1.0 billion. Negative covenants in our credit agreement could prohibit or limit our ability to access this source of liquidity. As of December 31, 2022, the facility was undrawn, and we were in compliance with these covenants.
In July 2022, in conjunction with entering into our new credit agreement, we terminated the $500.0 million credit agreement we entered into in 2019. In September 2022, a $2.0 billion credit agreement we entered into in 2020 expired in accordance with its terms.
We may also raise additional capital by borrowing under credit agreements, through public offerings or private placements of our securities, or securing new collaborative agreements or other methods of financing. We will continue to manage our capital structure and will consider all financing opportunities, whenever they may occur, that could strengthen our long-term liquidity profile. There can be no assurance that any such financing opportunities will be available on acceptable terms, if at all.
Future Capital Requirements
We have significant future capital requirements, including:
•Expected operating expenses to conduct research and development activities, manufacture and commercialize our existing and future products, and to operate our organization.
•Facility and finance lease obligations as described below.
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
•In February 2023, our Board of Directors approved a share repurchase program, pursuant to which we are authorized to repurchase up to $3.0 billion of our common stock. The share repurchase program does not have an expiration date and can be discontinued at any time.
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
Leases
Finance Leases
Our corporate headquarters is in two buildings that we lease at Fan Pier in Boston, Massachusetts. We commenced lease payments on these buildings in 2013 and the initial lease periods end in December 2028. We also lease office and laboratory space in San Diego, California. We commenced lease payments for this building in 2019 pursuant to an initial 16-year lease term. We account for each of these buildings as finance leases.
Operating Leases
We account for our remaining real estate leases as operating leases, including office and laboratory space at the Jeffrey Leiden Center for Cell and Genetic Therapies near our corporate headquarters. Base rent payments commenced in 2021 pursuant to an initial 15-year lease term for this building.

Our total future minimum lease payments for our finance and operating leases for each of the next five years and in total are included in Note M, “Leases.” The total future undiscounted minimum lease payments were $666.3 million and $491.3 million related to our finance and operating leases, respectively, as of December 31, 2022.

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
Our accounting policies, including the ones discussed below, are more fully described in Note A, “Nature of Business and Accounting Policies.”
Revenue Recognition
Product Revenues, Net
We generate product revenues from sales in the U.S. and in international markets. We sell our products principally to a limited number of specialty pharmacy and specialty distributors in the U.S., which account for the largest portion of our total revenues. We make international sales primarily through distributor arrangements and to retail pharmacies or pharmacy chains, as well as to hospitals and clinics, many of which are government-owned or supported customers. Our customers in the U.S. subsequently resell our products to patients and health care providers. We contract with government agencies so that our products will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. We recognize net product revenues from sales of our products when our customers obtain control of our products, which typically occurs upon delivery to our customers. Revenues from our product sales are recorded at the net sales price, or transaction price, which requires us to make several significant estimates regarding the net sales price.
The most significant estimate we are required to make is related to government and private payor rebates, chargebacks, discounts and fees, collectively rebates. The values of the rebates provided to third-party payors per course of treatment vary significantly and are based on government-mandated discounts and our arrangements with other third-party payors. To estimate our total rebates, we estimate the percentage of prescriptions that will be covered by each third-party payor, which is referred to as the payor mix. We track available information regarding changes, if any, to the payor mix for our products, to our contractual terms with third-party payors and to applicable governmental programs and regulations and levels of our products in the distribution channel. We adjust our estimated rebates based upon new information as it becomes available, including information regarding actual rebates for our products. Claims by third-party payors for rebates are submitted to us significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. Our credits to revenue related to prior period sales have not been significant (typically less than 1% of gross product revenues) and primarily related to U.S. rebates.

The following table summarizes activity related to our accruals for rebates for 2022, 2021 and 2020:

(in millions)
Balance as of December 31, 2019	$635.7
Provision related to 2020 sales	1,284.1
Adjustments related to prior year(s) sales	0.6
Credits/payments made	(1,144.8)
Balance as of December 31, 2020	$775.6
Provision related to 2021 sales	2,126.1
Adjustments related to prior year(s) sales	(27.6)
Credits/payments made	(2,035.5)
Balance as of December 31, 2021	$838.6
Provision related to 2022 sales	2,977.2
Adjustments related to prior year(s) sales	(10.4)
Credits/payments made	(2,514.0)
Balance as of December 31, 2022	$1,291.4
We have also entered into annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement we can receive. Upon exceeding the annual reimbursement amount, products are provided free of charge, which is a material right. We defer a portion of the consideration received, which includes upfront payments and fees, for shipments made up to the annual reimbursement limit as “Other current liabilities.” The deferred amount is recognized as revenue when the free products are shipped. To estimate the portion of the consideration received to be recognized as revenue and the portion of the amount to be deferred, we rely on our forecast of the number of units we will distribute during the applicable annual period in each international market in which our contracts with government-owned and supported customers limit the amount of annual reimbursement we can receive. Our forecasts are based on, among other things, our historical experience.
The preceding estimates and judgments materially affect our recognition of net product revenues. Changes in our estimates of net product revenues could have a material effect on net product revenues recorded in the period in which we determine that change occurs.
Acquisitions
As part of our business strategy, we seek to acquire products, product candidates and other technologies and businesses that are aligned with our corporate and research and development strategies and complement and advance our ongoing research and development efforts. If we determine that substantially all the fair value that we acquire in an acquisition is concentrated in a single asset, and the acquisition does not constitute a business, we account for it as an asset acquisition. For an asset acquisition of intellectual property that has not yet achieved regulatory approval, we record our upfront payment to AIPR&D, as long as we determine there is no alternative future use for the asset that was acquired.
If the fair value that we acquired in an acquisition is distributed among more than one asset, and the acquisition constitutes a business, we account for it as a business combination.
We are required to make several significant judgments and estimates to calculate the purchase price for our business combinations and then allocate it to the assets that we have acquired and the liabilities that we have assumed on our consolidated balance sheet. The most significant judgments and estimates relate to the fair value of the in-process research and development assets and contingent consideration liabilities related to these business combinations. Based on these judgments and estimates, the fair value of the goodwill that we record as a result of these business combinations may be material. Once recorded, these assets are subject to quarterly impairment analysis and our contingent consideration liabilities are adjusted quarterly, which requires similar judgments and estimates.

Intangible Assets
In 2022, we recorded a $216.6 million in-process research and development intangible asset related to our acquisition of ViaCyte on our consolidated balance sheet. We also recorded a $13.0 million impairment of an in-process research and development intangible asset to “Research and development expenses,” due to a decision to revise the scope of certain acquired gene-editing programs. As of December 31, 2022, we had $603.6 million of in-process research and development assets on our consolidated balance sheet. Each of these assets is accounted for as an indefinite-lived intangible asset and reflected on our consolidated balance sheets until either the project underlying it is completed or the asset becomes impaired. Our in-process research and development intangible assets are tested for impairment on an annual basis, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. When we determine that an asset has become impaired or we abandon a project, we write down the carrying value of the related intangible asset to its fair value and record an impairment charge in the period in which the impairment occurs.
To determine the fair value of our in-process research and development assets, we have utilized either the multi-period excess earnings or the relief from royalty methods of the income approach. Each method requires us to estimate the probability of technical and regulatory success, revenue projections and growth rates, and appropriate discount and tax rates. The multi-period excess earnings method also requires us to estimate development and commercial costs. The relief from royalty method also requires us to estimate the after-tax royalty savings expected from ownership of the asset that we acquired.
Contingent Consideration
As of December 31, 2022 and 2021, we had $129.0 million and $186.5 million, respectively, of liabilities on our consolidated balance sheets attributable to the fair value of the contingent development and regulatory payments that we may owe to Exonics’ former equity holders upon the achievement of certain events. The decrease in fair value of contingent consideration during 2022 was primarily due to a revision to the scope of certain acquired gene-editing programs.
We record an increase or a decrease in the fair value of the contingent consideration liabilities on our consolidated balance sheet and in our consolidated statement of operations on a quarterly basis. We determine the fair value of our contingent consideration liabilities using a probability weighted discounted cash flow method of the income approach, which requires us to make estimates of the timing of regulatory and commercial milestone achievement and the corresponding estimated probability of technical and regulatory success rates. Significant judgment is used in determining the appropriateness of these assumptions during each reporting period. Reasonable changes in these assumptions can cause material changes to the fair value of our contingent consideration liabilities. Due to the early stage of Exonics’ programs, these significant assumptions could be affected by future economic and market conditions.
Goodwill
As of December 31, 2022 and 2021, we had goodwill of $1.1 billion and $1.0 billion, respectively, on our consolidated balance sheets. In 2022, we recorded $85.8 million of goodwill on our consolidated balance sheet related to our acquisition of ViaCyte. In 2021, we did not have any business combinations; therefore, we did not record any additional goodwill. Goodwill reflects the difference between the fair value of the consideration transferred and the fair value of the net assets acquired. Thus, the goodwill that we record is dependent on the significant judgments and estimates inherent in the fair value of our in-process research and development assets and contingent consideration liabilities. We have one reporting unit for goodwill reporting purposes. We evaluate our goodwill for impairment on an annual basis, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We have not identified any goodwill impairment to date.
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
We provide a valuation allowance when it is more likely than not that deferred tax assets will not be realized. On a periodic basis, we reassess our valuation allowances on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. Significant judgment is required in making these assessments to maintain or reverse our valuation allowances and, to the extent our future expectations change we would have to assess the recoverability of these deferred tax assets at that time. As of December 31, 2022, we maintained a valuation allowance of $237.8 million related primarily to U.S. state tax attributes.
We record liabilities related to uncertain tax positions by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adjust our liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain positions. We are subject to tax laws and audits in multiple jurisdictions and significant judgment is required in making this assessment. Consequently, we regularly re-evaluate uncertain tax positions and consider various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, and changes in facts or circumstances related to a tax position. As of December 31, 2022, our liability for uncertain tax positions was $459.6 million.

RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note A, “Nature of Business and Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements and new accounting pronouncements adopted during 2022.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Financial Instruments
As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital, provide adequate liquidity and earn returns commensurate with our risk appetite. We invest in instruments that meet the credit quality standards outlined in our investment policy, which also limits the amount of credit exposure to any one issue or type of instrument. These instruments principally include securities issued by the U.S. government and its agencies, investment-grade corporate bonds and commercial paper, and money market funds. These investments are denominated in U.S. Dollars and none are held for trading purposes.
All of our interest-bearing securities are subject to interest rate risk and could change in value if interest rates fluctuate. Substantially all of our investment portfolio consists of marketable securities with active secondary or resale markets to help ensure portfolio liquidity, and we have implemented guidelines limiting the term-to-maturity of our investment instruments. Since we account for these securities as available-for-sale, no gains or losses are realized due to changes in the fair value of our investments unless we sell our investments prior to maturity or incur a credit loss. Due to the conservative nature of these instruments, we do not believe that the fair value of our investments has a material exposure to interest rate risk.
While we are exposed to global interest rate fluctuations, our investment portfolio is most affected by fluctuations in U.S. interest rates, which affect the interest earned on our cash, cash equivalents and marketable securities.
Credit Agreement
In 2022, we entered into a $500.0 million unsecured revolving credit facility (“credit agreement”). Loans under this credit agreement bear interest, at our option, at a base rate or a Secured Overnight Financing Rate (“SOFR”), plus an applicable margin based on our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period). Pursuant to our credit agreement, the applicable margin on base rate loans ranges from 0.000% to 0.500% and the applicable margin on SOFR loans ranges from 1.000% to 1.500%. We do not believe that changes in interest rates related to our credit agreement would have a material effect on our consolidated financial statements. As of December 31, 2022, we had no principal or interest outstanding under our credit facility. A portion of our “Interest expense” in 2023 will be dependent on whether, and to what extent, we borrow amounts under this facility.
Foreign Exchange Market Risk
As a result of our foreign operations, we face significant exposure to movements in foreign currency exchange rates, primarily the Euro and British Pound against the U.S. dollar. Fluctuations in the amounts of our foreign revenues and fluctuations in foreign currency exchange rates, may have a positive or negative effect on our foreign exchange rate exposure. The current exposures arise primarily from cash, accounts receivable, intercompany receivables and payables, payables and accruals and inventories.
We have a foreign currency management program, which is separate from our investment policy and portfolio, with the objective of reducing the effect of exchange rate fluctuations on our operating results and forecasted revenues denominated in foreign currencies. We currently have cash flow hedges for the Euro, British Pound, Canadian Dollar, Swiss Franc and Australian Dollar related to a portion of our forecasted product revenues that qualify for hedge accounting treatment under U.S. GAAP. We do not seek hedge accounting treatment for our foreign currency forward contracts related to monetary assets and liabilities that impact our operating results. As of December 31, 2022, we held foreign exchange forward contracts that were designated as cash flow hedges with notional amounts totaling $2.2 billion representing a net fair value of $33.1 million on our consolidated balance sheet.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in exchange rates. If the December 31, 2022 exchange rates were to change by a hypothetical 10%, the fair value recorded on our consolidated balance sheet related to our foreign exchange forward contracts that were designated as cash flow hedges as of December 31, 2022 would change by approximately $220.2 million. However, since these contracts hedge a specific portion of our forecasted product revenues denominated in certain foreign currencies, any change in the fair value of these contracts is recorded in “Accumulated other comprehensive income” on our consolidated balance sheets and is reclassified to earnings in the same periods during which the underlying product revenues affect earnings. Therefore, any change in the fair value of these contracts that would result from a hypothetical 10% change in exchange rates would be entirely offset by the change in value associated with the underlying hedged product revenues resulting in no impact on our future anticipated earnings and cash flows with respect to the hedged portion of our forecasted product revenues.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting. See Section 4 below.
(3) Changes in Internal Controls. During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vertex Pharmaceuticals Incorporated
Opinion on Internal Control Over Financial Reporting
We have audited Vertex Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vertex Pharmaceuticals Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 10, 2023, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 10, 2023

ITEM 9B. OTHER INFORMATION
Amended and Restated By-Laws
On February 8, 2023, our Board of Directors approved an amendment and restatement of our By-Laws (the “Amended and Restated By-Laws”), effective immediately upon approval by the Board. The Amended and Restated By-Laws had the effect of amending the previous By-Laws of the Company by:
•expanding the advanced notice by-law to cover both board nominations by a shareholder and any other business brought by a shareholder before an annual or special meeting (unless the proposal is made pursuant to Rule 14a-8 of the Exchange Act, in which case Rule 14a-8 of the Exchange Act will govern);
•providing that, for an annual meeting of shareholder, a shareholders’ advanced notice of shareholder business or a nomination must be provided no earlier than 120 days and no later than 90 days prior to the anniversary date of the immediately preceding annual meeting;
•expanding the disclosures required to be made by a shareholder seeking to bring business or a nomination before a shareholders’ meeting under the by-laws, including, among other things, certain ownership information of the nominating shareholder and a completed director questionnaire with respect to the nominee;
•requiring a nominating shareholder to comply with Rule 14a-9 under the U.S. Securities Exchange Act of 1934, as amended, which is also known as the “universal proxy card rules”;
•mandating that a nominating shareholder use a color for its proxy card that is other than white;
•expressly permitting the Chief Executive Officer to call special meetings of the Board, and increasing the number of directors necessary to call a special meeting from two to three; and
•expressly stating that the Chief Executive Officer of the Company (which may or may not be the same person as the President of the Company) is an officer of the Company.
The amendments also include various conforming, technical and non-substantive changes, including gender-neutral language.
The foregoing summary of the amendments to the Amended and Restated By-Laws does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated By-Laws, which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.
Jeffrey Leiden Amendment
On February 8, 2023, the Company entered into an amendment to Dr. Jeffrey Leiden’s employment agreement, which was scheduled to expire on March 31, 2024. Among other things, the amendment extends the term for one year through March 31, 2025 and provides that Dr. Leiden’s equity compensation during the final year of the amended employment agreement will be equivalent to his equity compensation in the preceding year.
The foregoing description of the amendment to Dr. Leiden’s employment agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.23 to this Annual Report on Form 10-K and incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
Portions of our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders (“2023 Proxy Statement”) are incorporated by reference into this Part III of our Annual Report on Form 10-K.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors required by this Item 10 will be included in our 2023 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Election of Directors,” “Corporate Governance and Risk Management,” “Shareholder Proposals for the 2024 Annual Meeting and Nominations for Director,” “Delinquent Section 16(a) Reports” and “Code of Conduct.” The information regarding executive officers required by this Item 10 is included in Part I of this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the 2023 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation and Equity Tables,” “Director Compensation,” “Management Development and Compensation Committee Report” and/or “Corporate Governance and Risk Management.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in the 2023 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in the 2023 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Election of Directors,” “Corporate Governance and Risk Management,” and “Audit and Finance Committee.”

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the 2023 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

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
			10-Q (Exhibit 10.1)	August 1, 2019	000-19319
Governance Documents
3.1	Restated Articles of Organization of Vertex Pharmaceuticals Incorporated, as amended.		10-Q (Exhibit 3.1)	July 26, 2018	000-19319
3.2	Amended and Restated By-Laws of Vertex Pharmaceuticals Incorporated.	X
Stock Certificate
4.1	Specimen Stock Certificate.		10-K (Exhibit 4.1)	February 15, 2018	000-19319
4.2	Description of Securities.	X
Collaboration Agreement
10.1	Research, Development and Commercialization Agreement, dated as of May 24, 2004, between Vertex Pharmaceuticals Incorporated and Cystic Fibrosis Foundation Therapeutics Incorporated.†		10-Q (Exhibit 10.1)	November 3, 2021	000-19319
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
			10-Q (Exhibit 10.1)	July 30, 2021	000-19319
Leases
10.7	Lease, dated May 5, 2011, between Fifty Northern Avenue LLC and Vertex Pharmaceuticals Incorporated.†		10-Q (Exhibit 10.2)	July 30, 2021	000-19319
10.8	Lease, dated May 5, 2011, between Eleven Fan Pier Boulevard LLC and Vertex Pharmaceuticals Incorporated.†		10-Q (Exhibit 10.3)	July 30, 2021	000-19319
Financing Agreements
10.9	Credit Agreement, dated as of July 1, 2022, by and among Vertex Pharmaceuticals Incorporated, Bank of America, N.A. and the other lenders party thereto.		10-Q (Exhibit 10.1)	August 5, 2022	000-19319
Equity Plans
10.1	Amended and Restated 2006 Stock and Option Plan.*		10-Q (Exhibit 10.1)	October 25, 2018	000-19319
10.11	Form of Stock Option Agreement under Amended and Restated 2006 Stock and Option Plan (granted prior to July 30, 2013).*		8-K (Exhibit 10.2)	May 15, 2006	000-19319
10.12	Form of Stock Option Agreement under Amended and Restated 2006 Stock and Option Plan (granted on or after July 30, 2013).*		10-K (Exhibit 10.20)	February 13, 2015	000-19319
10.13	Amended and Restated 2013 Stock and Option Plan.*		DEF 14A (Appendix A)	April 7, 2022	000-19319
10.14	Form of Non-Qualified Stock Option Agreement under 2013 Stock and Option Plan.*		10-K (Exhibit 10.17)	February 13, 2015	000-19319
10.15	Form of Restricted Stock Agreement under 2013 Stock and Option Plan.*		10-K (Exhibit 10.18)	February 13, 2015	000-19319
10.16	Form of Restricted Stock Unit Agreement under 2013 Stock and Option Plan (U.S.).*		10-K (Exhibit 10.25)	February 16, 2016	000-19319
10.17	Form of Restricted Stock Unit Agreement under 2013 Stock and Option Plan (International).*		10-K (Exhibit 10.19)	February 13, 2015	000-19319
10.18	Form of Restricted Stock Unit Agreement Under 2013 Stock and Option Plan.*		10-K (Exhibit 10.17)	February 13, 2020	000-19319
10.19	Non-Employee Director Deferred Compensation Plan.*		10-K (Exhibit 10.27)	February 16, 2016	000-19319
10.20	Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan.*		DEF 14A (Appendix B)	April 26, 2019	000-19319
Agreements with Executive Officers and Directors
10.21	Employment Agreement, dated as of April 1, 2020, by and between Vertex Pharmaceuticals Incorporated and Jeffrey M. Leiden, M.D., Ph.D.*		8-K (Exhibit 10.1)	April 1, 2020	000-19319
10.22	Amendment No. 1 to Employment Agreement, between Jeffrey M. Leiden and Vertex Pharmaceuticals Incorporated, dated as of February 7, 2022.*		10-K (Exhibit 10.24)	February 9, 2022	000-19319
10.23	Amendment No. 2 to Employment Agreement, between Jeffrey M. Leiden and Vertex Pharmaceuticals Incorporated, dated as of February 8, 2023*	X
10.24	Employee Non-disclosure, Non-competition and Inventions Agreement between Jeffrey M. Leiden and Vertex Pharmaceuticals Incorporated, dated December 14, 2011.*		10-K (Exhibit 10.35)	February 22, 2012	000-19319
10.25	Employment Agreement, dated as of July 24, 2019, between Vertex Pharmaceuticals Incorporated and Reshma Kewalramani.*		8-K (Exhibit 10.1)	July 25, 2019	000-19319
10.26	Change of Control Agreement, dated as of July 24, 2019, between Vertex Pharmaceuticals Incorporated and Reshma Kewalramani.*		8-K (Exhibit 10.2)	July 25, 2019	000-19319
10.27	Employment Agreement, dated as of August 27, 2012, between Vertex Pharmaceuticals Incorporated and Stuart Arbuckle.*		10-Q (Exhibit 10.1)	November 6, 2012	000-19319
10.28	Change of Control Agreement, dated as of August 27, 2012, between Vertex Pharmaceuticals Incorporated and Stuart Arbuckle.*		10-Q (Exhibit 10.2)	November 6, 2012	000-19319
10.29	Employment Agreement, dated as of December 12, 2014, between Vertex Pharmaceuticals Incorporated and David Altshuler.*		10-K (Exhibit 10.34)	February 16, 2016	000-19319

Exhibit Number	Exhibit Description	Filed with this report	Incorporated by Reference herein from—Form or Schedule	Filing Date/ Period Covered	SEC File/Reg. Number
10.30	Change of Control Agreement, dated as of December 10, 2014, between Vertex Pharmaceuticals Incorporated and David Altshuler.*		10-K (Exhibit 10.35)	February 16, 2016	000-19319
10.31	Third Amended and Restated Employment Agreement, dated as of February 26, 2013, between Vertex Pharmaceuticals Incorporated and Amit Sachdev.*		10-K (Exhibit 10.42)	February 23, 2017	000-19319
10.32	Third Amended and Restated Change of Control Agreement, dated as of February 26, 2013, between Vertex Pharmaceuticals Incorporated and Amit Sachdev.*		10-K (Exhibit 10.43)	February 23, 2017	000-19319
10.33	Employment Agreement, dated March 28, 2019, by and between Vertex Pharmaceuticals Incorporated and Charles F. Wagner, Jr.*		10-Q (Exhibit 10.1)	May 1, 2019	000-19319
10.34	Change of Control Agreement, dated as of March 28, 2019, by and between Vertex Pharmaceuticals Incorporated and Charles F. Wagner, Jr.*		10-Q (Exhibit 10.2)	May 1, 2019	000-19319
10.35	Employment Agreement, dated August 1, 2020, by and between Vertex Pharmaceuticals Incorporated and Nia Tatsis.*		10-K (Exhibit 10.36)	February 9, 2022	000-19319
10.36	Change of Control Agreement, dated August 1, 2020, by and between Vertex Pharmaceuticals Incorporated and Nia Tatsis.*		10-K (Exhibit 10.37)	February 9, 2022	000-19319
10.37	Vertex Pharmaceuticals Employee Compensation Plan.*	X
10.38	Vertex Pharmaceuticals Non-Employee Board Compensation.*		10-K (Exhibit 10.39)	February 9, 2022	000-19319
Subsidiaries
21.1	Subsidiaries of Vertex Pharmaceuticals Incorporated.	X
Consent
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	X
Certifications
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

*	Management contract, compensatory plan or agreement.
†	Confidential portions of this document have been redacted according to the applicable rules.

ITEM 16.FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

February 10, 2023	By:	/s/ Reshma Kewalramani
Reshma Kewalramani Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Reshma Kewalramani
Reshma Kewalramani	President, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2023

/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 10, 2023

/s/ Kristen C. Ambrose
Kristen C. Ambrose	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 10, 2023

/s/Jeffrey M. Leiden
Jeffrey M. Leiden	Executive Chairman	February 10, 2023

/s/ Sangeeta N. Bhatia
Sangeeta N. Bhatia	Director	February 10, 2023

/s/ Lloyd Carney
Lloyd Carney	Director	February 10, 2023

/s/ Alan Garber
Alan Garber	Director	February 10, 2023

/s/ Terrence C. Kearney
Terrence C. Kearney	Director	February 10, 2023

/s/ Yuchun Lee
Yuchun Lee	Director	February 10, 2023

/s/ Margaret G. McGlynn
Margaret G. McGlynn	Director	February 10, 2023

/s/ Diana McKenzie
Diana McKenzie	Director	February 10, 2023

/s/ Bruce I. Sachs
Bruce I. Sachs	Director	February 10, 2023

/s/ Suketu Upadhyay
Suketu Upadhyay	Director	February 10, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vertex Pharmaceuticals Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vertex Pharmaceuticals Incorporated (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2023, expressed an unqualified opinion thereon.
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
As discussed in Note A to the Company’s consolidated financial statements, the Company records product sales at the net sales price, or “transaction price,” which requires the Company to make several significant estimates regarding the net sales price. The most significant estimates relate to government rebates, chargebacks, discounts and fees, and collectively rebates. Due to the delay in receipt of claims by third-party payors, the Company estimates the percentage of prescriptions that will be covered by each third-party payor, which is referred to as the payor mix. Rebate accruals inclusive of estimated amounts due for claims not yet received or processed are recorded within accrued expenses on the Company’s consolidated balance sheet.
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
Our audit procedures to test the Company’s recognition of net product revenues included, among others, assessing the methodology used to determine the estimate and testing the significant assumptions and the underlying data used by the Company in its analysis, which included historical claims data. In addition, we involved our government pricing subject matter professionals to assist in evaluating management’s methodology and calculations used in the measurement of certain estimated rebates. To assess the payor mix assumptions we tested contracted rates, historical claims and payment data and related trends, and other relevant factors. We also assessed the historical accuracy of the Company’s estimates of third-party payor rebates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Boston, Massachusetts
February 10, 2023

VERTEX PHARMACEUTICALS INCORPORATED
Consolidated Statements of Operations
(in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Product revenues, net	$8,930.7	$7,573.4	$6,202.8
Other revenues	—	1.0	2.9
Total revenues	8,930.7	7,574.4	6,205.7
Costs and expenses:
Cost of sales	1,080.3	904.2	736.3
Research and development expenses	2,540.3	1,937.8	1,644.9
Acquired in-process research and development expenses	115.5	1,113.3	184.6
Selling, general and administrative expenses	944.7	840.1	770.5
Change in fair value of contingent consideration	(57.5)	(3.1)	13.1
Total costs and expenses	4,623.3	4,792.3	3,349.4
Income from operations	4,307.4	2,782.1	2,856.3
Interest income	144.6	4.9	22.2
Interest expense	(54.8)	(61.5)	(58.2)
Other (expense) income, net	(164.8)	4.9	296.6
Income before provision for income taxes	4,232.4	2,730.4	3,116.9
Provision for income taxes	910.4	388.3	405.2
Net income	$3,322.0	$2,342.1	$2,711.7

Net income per common share:
Basic	$12.97	$9.09	$10.44
Diluted	$12.82	$9.01	$10.29
Shares used in per share calculations:
Basic	256.1	257.7	259.8
Diluted	259.1	259.9	263.4
Please refer to Note A, “Nature of Business and Accounting Policies,” for an explanation of amounts reclassified from “Research and development expenses” to “Acquired in-process research and development expenses” for 2021 and 2020.
The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Consolidated Statements of Comprehensive Income
(in millions)

	Year ended December 31,
	2022	2021	2020
Net income	$3,322.0	$2,342.1	$2,711.7
Other comprehensive (loss) income:
Unrealized holding gains (losses) on marketable securities, net	0.4	(0.8)	(0.2)
Unrealized (losses) gains on foreign currency forward contracts, net of tax of $1.0, $(21.8) and $14.3, respectively	(4.1)	83.2	(51.6)
Foreign currency translation adjustment	(11.4)	2.0	(14.7)
Total other comprehensive (loss) income	(15.1)	84.4	(66.5)
Comprehensive income	$3,306.9	$2,426.5	$2,645.2
The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$10,504.0	$6,795.0
Marketable securities	274.5	729.9
Accounts receivable, net	1,442.2	1,136.8
Inventories	460.6	353.1
Prepaid expenses and other current assets	553.5	545.8
Total current assets	13,234.8	9,560.6
Property and equipment, net	1,108.4	1,094.1
Goodwill	1,088.0	1,002.2
Intangible assets	603.6	400.0
Deferred tax assets	1,246.9	934.5
Operating lease assets	347.4	330.3
Other assets	521.8	110.8
Total assets	$18,150.9	$13,432.5
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$303.9	$195.0
Accrued expenses	2,126.7	1,678.6
Other current liabilities	311.5	268.4
Total current liabilities	2,742.1	2,142.0
Long-term finance lease liabilities	430.8	509.8
Long-term operating lease liabilities	379.5	377.4
Other long-term liabilities	685.8	303.3
Total liabilities	4,238.2	3,332.5
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 257,011,628 and 254,479,046 shares issued and outstanding, respectively	2.6	2.5
Additional paid-in capital	7,386.5	6,880.8
Accumulated other comprehensive income	0.8	15.9
Retained earnings	6,522.8	3,200.8
Total shareholders’ equity	13,912.7	10,100.0
Total liabilities and shareholders’ equity	$18,150.9	$13,432.5
The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Consolidated Statements of Shareholders’ Equity
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2019	259.0	$2.6	$7,937.6	$(2.0)	$(1,853.0)	$6,085.2
Other comprehensive loss, net of tax	—	—	—	(66.5)	—	(66.5)
Net income	—	—	—	—	2,711.7	2,711.7
Repurchases of common stock	(2.4)	(0.0)	(539.1)	—	—	(539.1)
Common stock withheld for employee tax obligations	(0.8)	(0.0)	(200.3)	—	—	(200.3)
Issuance of common stock under benefit plans	4.1	0.0	262.7	—	—	262.7
Stock-based compensation expense	—	—	433.1	—	—	433.1
Balance, December 31, 2020	259.9	$2.6	$7,894.0	$(68.5)	$858.7	$8,686.8
Other comprehensive income, net of tax	—	—	—	84.4	—	84.4
Net income	—	—	—	—	2,342.1	2,342.1
Repurchases of common stock	(7.3)	(0.1)	(1,425.3)	—	—	(1,425.4)
Common stock withheld for employee tax obligations	(0.6)	(0.0)	(135.9)	—	—	(135.9)
Issuance of common stock under benefit plans	2.5	0.0	102.5	—	—	102.5
Stock-based compensation expense	—	—	445.5	—	—	445.5
Balance, December 31, 2021	254.5	$2.5	$6,880.8	$15.9	$3,200.8	$10,100.0
Other comprehensive loss, net of tax	—	—	—	(15.1)	—	(15.1)
Net income	—	—	—	—	3,322.0	3,322.0
Common stock withheld for employee tax obligations	(0.7)	(0.0)	(172.0)	—	—	(172.0)
Issuance of common stock under benefit plans	3.2	0.1	187.3	—	—	187.4
Stock-based compensation expense	—	—	490.4	—	—	490.4
Balance, December 31, 2022	257.0	$2.6	$7,386.5	$0.8	$6,522.8	$13,912.7
The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$3,322.0	$2,342.1	$2,711.7
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	491.3	441.4	429.5
Depreciation expense	148.3	125.6	109.5
Deferred income taxes	(275.9)	(154.6)	277.3
Losses (gains) on equity securities	149.1	(17.1)	(311.9)
(Decrease) increase in fair value of contingent consideration	(57.5)	(3.1)	13.1
Other non-cash items, net	11.8	14.4	78.7
Changes in operating assets and liabilities:
Accounts receivable, net	(358.6)	(274.7)	(223.4)
Inventories	(136.4)	(92.8)	(132.0)
Prepaid expenses and other assets	(326.4)	(91.8)	(297.6)
Accounts payable	120.8	31.9	51.3
Accrued expenses	542.5	305.4	122.2
Other liabilities	498.9	16.8	425.1
Net cash provided by operating activities	4,129.9	2,643.5	3,253.5
Cash flows from investing activities:
Payment to acquire ViaCyte, net of cash acquired	(295.9)	—	—
Purchases of available-for-sale debt securities	(692.7)	(528.2)	(431.4)
Sales and maturities of available-for-sale debt securities	920.0	499.3	372.3
Sale of equity securities	—	—	437.6
Purchases of property and equipment	(204.7)	(235.0)	(259.8)
Investment in equity securities and notes receivable	(47.8)	(77.0)	(19.3)
Net cash (used in) provided by investing activities	(321.1)	(340.9)	99.4
Cash flows from financing activities:
Issuances of common stock under benefit plans	186.3	102.0	264.9
Repurchases of common stock	—	(1,425.4)	(539.1)
Payments in connection with common stock withheld for employee tax obligations	(172.0)	(135.9)	(200.3)
Payments on finance leases	(85.5)	(47.0)	(42.3)
Proceeds from finance leases	—	22.6	13.3
Other financing activities	3.5	5.7	(1.8)
Net cash used in financing activities	(67.7)	(1,478.0)	(505.3)
Effect of changes in exchange rates on cash	(29.2)	(13.4)	20.6
Net increase in cash, cash equivalents and restricted cash	3,711.9	811.2	2,868.2
Cash, cash equivalents and restricted cash—beginning of period	6,800.1	5,988.9	3,120.7
Cash, cash equivalents and restricted cash—end of period	$10,512.0	$6,800.1	$5,988.9

Supplemental disclosure of cash flow information:
Cash paid for interest	$52.3	$56.3	$54.5
Cash paid for income taxes	$1,057.8	$476.3	$191.8
The accompanying notes are an integral part of the consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements

A.Nature of Business and Accounting Policies
Business
Vertex Pharmaceuticals Incorporated (“Vertex,” “we,” “us” or “our”) is a global biotechnology company that invests in scientific innovation to create transformative medicines for people with serious diseases, with a focus on specialty markets. We have four approved medicines that treat the underlying cause of cystic fibrosis (“CF”), a life-threatening genetic disease, and we continue to focus on developing additional treatments for CF. Beyond CF, we have a pipeline that includes mid- and late-stage clinical programs in sickle cell disease, beta thalassemia, acute and neuropathic pain, APOL1-mediated kidney disease, type 1 diabetes, and alpha-1 antitrypsin deficiency, and earlier-stage programs in diseases such as muscular dystrophies.
Our marketed CF medicines are TRIKAFTA/KAFTRIO (elexacaftor/tezacaftor/ivacaftor and ivacaftor), SYMDEKO/SYMKEVI (tezacaftor/ivacaftor and ivacaftor), ORKAMBI (lumacaftor/ivacaftor) and KALYDECO (ivacaftor).
Basis of Presentation
The accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), reflect the operations of Vertex and our wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. We operate in one segment, pharmaceuticals. Please refer to Note R, “Segment Information,” for enterprise-wide disclosures regarding our revenues, major customers and long-lived assets by geographic area.
Beginning in 2022, we separately classify upfront, contingent milestone, and other payments pursuant to our business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions as “Acquired in-process research and development expenses” in our consolidated statements of operations in cases where such acquired assets do not have an alternative future use. To conform prior periods to current presentation, we reclassified $1.1 billion and $184.6 million from “Research and development expenses” to “Acquired in-process research and development expenses” for 2021 and 2020, respectively. Please refer to Note B, “Acquired In-Process Research and Development and Other Arrangements,” for further information on these transactions.
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
Revenue Recognition
We recognize revenue when a customer obtains control of promised goods or services. We record the amount of revenue that reflects the consideration that we expect to receive in exchange for those goods or services. We apply the following five-step model to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.
We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services that we transfer to the customer. Once a contract is determined to be within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers at contract inception, we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenue the amount of the transaction price that is allocated to each performance obligation

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

when that performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery.
Product Revenues, Net
We sell our products principally to a limited number of specialty pharmacy and specialty distributors in the United States (the “U.S.”), which account for the largest portion of our total revenues. We make international sales primarily to specialty distributors and retail pharmacy chains, as well as hospitals and clinics, many of which are government-owned or supported. Our customers in the U.S. subsequently resell the products to patients and health care providers. We recognize net product revenues from sales when our customers obtain control of our products, which typically occurs upon delivery to our customers. Our payment terms are approximately 30 days in the U.S. and consistent with prevailing practice in international markets.
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
Invoice Discounts and Distribution Fees: We generally provide invoice discounts on product sales to our customers for prompt payment and pay fees for distribution services, such as fees for certain data that customers provide to us. We estimate that, based on our experience, our customers will earn these discounts and fees, and deduct the full amount of these discounts and fees from our gross product revenues and accounts receivable at the time such revenues are recognized.
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
Other Incentives: Other incentives that we offer include co-pay mitigation rebates that we provide to commercially insured patients who have coverage and who reside in states that permit co-pay mitigation programs. Based upon the terms of our co-pay mitigation programs, we estimate average co-pay mitigation amounts for each of our products to establish appropriate accruals.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

We exclude taxes collected from customers relating to product sales and remitted to governmental authorities from revenues.
Contract Liabilities
We had contract liabilities of $159.6 million and $171.7 million as of December 31, 2022 and 2021, respectively, related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement we can receive. Upon exceeding the annual reimbursement amount, products are provided free of charge, which is a material right. These contracts include upfront payments and fees. We defer a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” The deferred amount is recognized as revenue when the free products are shipped. Our product revenue contracts include performance obligations that are one year or less.
Our contract liabilities at the end of each fiscal year relate to contracts with annual reimbursement limits in international markets in which the annual period associated with the contract is not the same as our fiscal year. In these markets we recognize revenues related to performance obligations satisfied in previous years; however, these revenues do not relate to any performance obligations that were satisfied more than 12 months prior to the beginning of the current year. During the years ended December 31, 2022, 2021 and 2020, we recorded $171.7 million, $191.5 million and $62.3 million, respectively, of revenues that were recorded as contract liabilities at the beginning of the year.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentration of credit risk consist principally of cash equivalents and marketable securities. We place these investments with highly rated financial institutions, and, by policy, limit the amount of credit exposure to any one financial institution. We also maintain a foreign currency hedging program that includes foreign currency forward contracts with several counterparties. We have not experienced any credit losses related to these financial instruments and do not believe we are exposed to any significant credit risk related to these instruments.
We are also subject to credit risk from our accounts receivable related to our product sales and collaborators. We evaluate the creditworthiness of each of our customers and have determined that all our material customers are creditworthy. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowances, which are not significant to our consolidated financial statements, are adequate at December 31, 2022. Please refer to Note R, “Segment Information,” for further information.
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Marketable Securities
As of December 31, 2022, our marketable securities consisted of investments in available-for-sale debt securities and corporate equity securities with readily determinable fair values. We classify marketable securities with current maturities of less than one year as current assets on our consolidated balance sheets. The remainder of our marketable securities are classified as long-term assets within “Other assets” on our consolidated balance sheets. The fair value of these securities is based on quoted prices for identical or similar assets.
We record unrealized gains (losses) on available-for-sale debt securities as a component of “Accumulated other comprehensive income,” which is a separate component of shareholders’ equity on our consolidated balance sheets, until such gains and losses are realized. Realized gains and losses, if any, are determined using the specific identification method.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

For available-for-sale debt securities in unrealized loss positions, we are required to assess whether to record an allowance for credit losses using an expected loss model. A credit loss is limited to the amount by which the amortized cost of an investment exceeds its fair value. A previously recognized credit loss may be decreased in subsequent periods if our estimate of fair value for the investment increases. To determine whether to record a credit loss, we consider issuer specific credit ratings and historical losses as well as current economic conditions and our expectations for future economic conditions.
We record changes in the fair value of our investments in corporate equity securities to “Other (expense) income, net” in our consolidated statements of operations. Realized gains and losses, which are also included in “Other (expense) income, net,” are determined on an original weighted-average cost basis.
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
We provide to employees who have rendered a certain number of years of service to Vertex and meet certain age requirements, partial or full acceleration of vesting of these equity awards, subject to certain conditions including a notification period, upon a termination of employment other than for cause. Approximately 5% of our employees were eligible for partial or full acceleration of any of their equity awards as of December 31, 2022. We recognize stock-based compensation expense related to these awards over a service period reflecting qualified employees’ eligibility for partial or full acceleration of vesting.
Please refer to Note O, “Stock-based Compensation Expense,” for tables displaying our stock-based compensation expense by type of award and by line item within our consolidated statements of operations.
Research and Development Expenses
Research and development expenses are comprised of costs we incur in performing research and development activities, including salary and benefits; stock-based compensation expense; outsourced services and other direct expenses, including clinical trial and pharmaceutical development costs; intangible asset impairment charges; and infrastructure costs, including facilities costs and depreciation expense. We recognize research and development expenses as incurred. We capitalize nonrefundable advance payments we make for research and development activities and expense the payments as the related goods are delivered or the related services are performed.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Acquired In-process Research and Development Expenses
Our research and development activities include upfront, contingent milestone, and other payments pursuant to our business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions. In-process research and development that is acquired in a transaction that does not qualify as a business combination under U.S. GAAP and that does not have an alternative future use is recorded to “Acquired in-process research and development expenses” in our consolidated statements of operations in the period in which it is acquired.
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
Property and Equipment
Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation expense is recorded using the straight-line method over the estimated useful life of the related asset generally as follows:

Description	Estimated Useful Life
Buildings and improvements	15 to 40 years
Laboratory equipment, other equipment and furniture	7 to 10 years
Leasehold improvements; assets under finance leases	The shorter of the useful life of the assets or the estimated remaining term of the associated lease
Computers and software	3 to 5 years
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
We capitalize costs incurred to develop software for internal use during the application development stage. Amortization of capitalized internally developed software costs is recorded in depreciation expense over the useful life of the related asset.
Cloud Computing Service Contracts
We classify costs incurred to implement cloud computing service contracts as “Other assets” on our consolidated balance sheets. Amortization is recorded over the noncancellable term of the cloud computing service contract, plus any optional renewal periods that are reasonably certain to be exercised.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

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
We do not separate lease and non-lease components for our real estate leases when determining which lease payments to include in the calculation of our lease assets and liabilities. Variable lease payments are expensed as incurred. If a lease includes an option to extend or terminate the lease, we reflect the option in the lease term if it is reasonably certain we will exercise the option.
Finance leases are recorded in “Property and equipment, net,” “Other current liabilities” and “Long-term finance lease liabilities,” and operating leases are recorded in “Operating lease assets,” “Other current liabilities” and “Long-term operating lease liabilities” on our consolidated balance sheets.
Income Taxes
Our provision for income taxes is accounted for under the asset and liability method and includes federal, state, local and foreign taxes.
Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and the income tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. A valuation allowance is applied against any net deferred tax asset if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. On a periodic basis, we reassess the valuation allowance on our deferred income tax assets weighing positive and negative evidence to assess the recoverability of our deferred tax assets. We include, among other things, our recent financial performance and our future projections in this periodic assessment.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

establish an accounting policy to provide for tax on Global Intangible Low Taxed Income (“GILTI”) earned by certain foreign subsidiaries. We have elected to treat the impact of GILTI as a current tax expense in our “Provision for income taxes.”
Variable Interest Entities
We review each agreement pursuant to which we license technologies owned by a third party to determine whether or not we have a variable interest via the license agreement with the third party and if the variable interest is a variable interest in the third party as a whole and whether or not we are the primary beneficiary of that variable interest entity (“VIE”). If we determine we are the primary beneficiary of a VIE at the onset of a license agreement, it is treated as a business combination and we consolidate the financial statements of the VIE into our consolidated financial statements until we are no longer the primary beneficiary of the consolidated VIE, or no longer have a variable interest in the VIE. As of December 31, 2022 and 2021, we did not have any consolidated VIEs.
Fair Value of In-process Research and Development Assets and Contingent Payments
The present-value models we use to estimate the fair values of in-process research and development assets and contingent payments pursuant to third-party license agreements and acquisitions incorporate significant assumptions.
The fair value of our in-process research and development assets is determined using either the multi-period excess earnings or the relief from royalty methods of the income approach. Each method requires us to make: (i) assumptions regarding the probability of obtaining marketing approval for a product candidate; (ii) estimates of future cash flows from potential product sales with respect to a product candidate; and (iii) appropriate discount and tax rates. The multi-period excess earnings method also requires us to estimate the timing of and the expected costs to develop and commercialize a product candidate. The relief from royalty method also requires us to estimate the after-tax royalty savings expected from ownership of a product candidate that we acquired.
We base our estimates of the probability of achieving the milestones relevant to the fair value of contingent payments, which could include milestone, royalty and option payments, on industry data attributable to rare diseases and our knowledge of the programs and viability of the programs. Estimates included in the discounted cash flow models pertaining to contingent payments also include: (i) estimate regarding the timing of the relevant development and commercial milestones and royalties, (ii) and appropriate discount rates. We record any increases or decreases in the fair value of our contingent payments to “Change in fair value of contingent consideration” in our consolidated statements of operations. We record our contingent consideration liabilities at fair value on our consolidated balance sheets as “Other current liabilities” or “Other long-term liabilities” depending on when we estimate we will pay them. Please refer to Note E, “Fair Value Measurements,” for further information.
In-process Research and Development Assets
We record the fair value of in-process research and development assets as of the transaction date of a business combination. Each of these assets is accounted for as an indefinite-lived intangible asset and is maintained on our consolidated balance sheets until either the underlying project is completed or the asset becomes impaired. If the asset becomes impaired or is abandoned, the carrying value of the related intangible asset is written down to its fair value, and an impairment charge is recorded in the period in which the impairment occurs. If a project is completed, the carrying value of the related intangible asset is amortized as a part of “Cost of sales” over the remaining estimated life of the asset beginning in the period in which the project is completed. In-process research and development assets are tested for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Hedging Activities
We recognize the fair value of hedging instruments that are designated and qualify as hedging instruments pursuant to U.S. GAAP, foreign currency forward contracts, as either assets or liabilities on our consolidated balance sheets. Changes in the fair value of these instruments are recorded each period in “Accumulated other comprehensive income” as unrealized gains and losses until the forecasted underlying transaction occurs. Unrealized gains and losses on these foreign currency forward contracts are included in “Prepaid expenses and other current assets” or “Other assets,” and “Other current liabilities” or “Other long-term liabilities,” respectively, on our consolidated balance sheets depending on the remaining period until their contractual maturity. Realized gains and losses for the effective portion of such contracts are recognized in “Product revenues, net” in our consolidated statement of operations in the same period that we recognize the product revenues that were impacted by the hedged foreign exchange rate changes. We classify the cash flows from hedging instruments in the same category as the cash flows from the hedged items.
Certain of our hedging instruments are subject to master netting arrangements to reduce the risk arising from such transactions with our counterparties. We present unrealized gains and losses on our foreign currency forward contracts on a gross basis within our consolidated balance sheets.
We also enter into foreign currency forward contracts with contractual maturities of less than one month designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities including intercompany balances. These contracts are not designated as hedging instruments pursuant to U.S. GAAP. Realized gains and losses for such contracts are recognized in “Other (expense) income, net” in our consolidated statements of operations each period.
Comprehensive Income
Comprehensive income consists of net income and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on foreign currency forward contracts and our available-for-sale debt securities. For purposes of comprehensive income disclosures, we record provisions for or benefits from income taxes related to the unrealized gains and losses on foreign currency forward contracts and our available-for-sale debt securities. We do not record provisions for or benefits from income taxes related to our cumulative translation adjustment, as we intend to permanently reinvest undistributed earnings in our foreign subsidiaries.
Foreign Currency Translation and Transactions
The majority of our operations occur in entities that have the U.S. dollar denominated as their functional currency. The assets and liabilities of our entities with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the end of the year. Revenue and expense amounts for these entities are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in “Accumulated other comprehensive income.” Net foreign currency exchange transaction losses, which are included in “Other (expense) income, net” on our consolidated statements of operations, were $15.1 million, $13.9 million and $16.1 million for 2022, 2021 and 2020, respectively. These net foreign currency exchange losses are presented net of the impact of the foreign currency forward contracts designed to mitigate their effect on our consolidated statements of operations.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Recently Adopted and Issued Accounting Standards
We have not been required to adopt any accounting standards that had a significant impact on our consolidated financial statements in the three years ended December 31, 2022. We do not expect any recently issued accounting standards to have a significant impact on our consolidated financial statements.

B.Acquired In-Process Research and Development and Other Arrangements
We have entered into numerous agreements with third parties to collaborate on research, development and commercialization programs, license technologies, or acquire assets. Our “Acquired in-process research and development expenses” included $115.5 million, $1.1 billion and $184.6 million in 2022, 2021 and 2020, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions that qualify as in-process research and development.
In-license Agreements
We have entered into several in-license agreements to advance and obtain access to technologies and services related to our research and early-development activities. We are generally required to make an upfront payment upon execution of our license agreements; development, regulatory and commercialization milestones payments upon the achievement of certain product research, development and commercialization objectives; and royalty payments on future sales, if any, of commercial products resulting from our collaborations.
Pursuant to the terms of our in-license agreements, our collaborators typically lead the discovery efforts and we lead all preclinical, development and commercialization activities associated with the advancement of any product candidates and fund all expenses.
We typically can terminate our in-license agreements by providing advance notice to our collaborators. Our license agreements may be terminated by either party for a material breach by the other, subject to notice and cure provisions. Unless earlier terminated, these license agreements generally remain in effect until the date on which the royalty term and all payment obligations with respect to all products in all countries have expired.
CRISPR Therapeutics AG - CRISPR-Cas9 Gene-editing Therapies
In 2015, we entered into a strategic collaboration, option and license agreement (the “CRISPR Agreement”) with CRISPR Therapeutics AG and its affiliates (“CRISPR”) to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene-editing technology. We had the exclusive right to license certain targets. In 2019, we elected to exclusively license three targets, including CF, pursuant to the CRISPR Agreement. For each of the three targets that we elected to license, CRISPR has the potential to receive up to an additional $410.0 million in development, regulatory and commercial milestones as well as royalties on net product sales.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

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
We and CRISPR shared equally all expenses incurred under the Original CTX001 JDCA. On July 1, 2021, the net profits and net losses incurred with respect to exa-cel pursuant to the A&R JDCA began to be allocated 60% to us and 40% to CRISPR, subject to certain adjustments, while all other product candidates and products continue to have net profits and net losses shared equally between the parties. We concluded that the Original CTX001 JDCA and the A&R JDCA are cost-sharing arrangements, which result in the net impact of the arrangements being recorded in “Total costs and expenses” within our consolidated statements of operations. During the three years ended December 31, 2022, we recognized the following amounts in total, not including amounts recorded to “Acquired in-process research and development expenses,” related to these agreements:

	2022	2021	2020
	(in millions)
Total expenses incurred under the Original CTX001 JDCA and A&R JDCA	$365.8	$230.4	$101.2
Vertex’s share recognized in “Total costs and expenses” in our consolidated statements of operations	251.1	129.0	50.6
Entrada Therapeutics, Inc.
In December 2022, we announced a strategic collaboration and license agreement (the “Entrada Agreement”) with Entrada Therapeutics, Inc. (“Entrada”) focused on discovering and developing intracellular Endosomal Escape Vehicle (EEV) therapeutics for myotonic dystrophy type 1 (“DM1”). In February 2023, the Entrada Agreement closed upon, among other things, the satisfaction of customary closing conditions and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, resulting in no financial statement impact during 2022. The collaboration includes Entrada’s program for DM1, ENTR-701, which is in late preclinical development. Upon closing, we made an upfront payment of approximately $224.0 million to Entrada, and purchased approximately $26.0 million of Entrada’s common stock in connection with the Entrada Agreements. Entrada is eligible to receive up to an additional $485.0 million in research, development, regulatory and commercial milestones for any products that may result from the Entrada Agreement, as well as royalties on net product sales. We will account for the Entrada Agreement in the first quarter of 2023.
Verve Therapeutics, Inc.
In 2022, we entered into a strategic collaboration and license agreement with Verve Therapeutics, Inc. (“Verve”) focused on discovering and developing an in vivo gene-editing program for a liver disease. Under the terms of the agreement, we made a $25.0 million upfront payment to Verve and also purchased $35.0 million of Verve’s common stock in connection with the agreement. Verve is also eligible to receive up to $66.0 million in success payments, up to an additional $340.0 million in development, regulatory and commercial milestones for any products that may result from the collaboration agreement, and royalties on net product sales. We determined that substantially all the fair value of the collaboration agreement was attributable to in-process research and development and no substantive processes were acquired that would constitute a business. We concluded that there is no alternative future use for the acquired in-process research and development and recorded the upfront payment to “Acquired in-process research and development expenses.” The investment in Verve’s common stock is recorded at fair value on our consolidated balance sheet within “Marketable securities.”

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

ApoLo1 Bio, LLC
In 2016, we entered into a strategic collaboration and license agreement with ApoLo1 Bio, LLC (“ApoLo1”) related to our drug discovery efforts in APOL1-mediated kidney disease. In 2021, based on positive results from a Phase 2 proof-of-concept study of VX-147 in patients with APOL1-mediated focal segmental glomerulosclerosis, we paid ApoLo1 a $15.0 million milestone and exercised our $60.0 million option to buy-out all future development milestones, regulatory milestones, and future royalties on net product sales. We recorded these payments to “Acquired in-process research and development expenses” because we concluded that we did not have any alternative future use for the acquired in-process research and development.
Moderna, Inc.
In 2016, we entered into a strategic collaboration and licensing agreement with Moderna, Inc. (“Moderna”), pursuant to which the parties are seeking to identify and develop messenger ribonucleic acid (“mRNA”) therapeutics encoding cystic fibrosis transmembrane conductance regulator for the treatment of CF.
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
Asset Acquisition
Catalyst Biosciences, Inc.
In 2022, pursuant to an asset purchase agreement, we acquired from Catalyst Biosciences, Inc.’s a portfolio of protease medicines that target the complement system and related intellectual property, including CB 2782-PEG, which is a pre-clinical complement component 3 degrader program for geographic atrophy in dry age-related macular degeneration. We determined that substantially all the fair value acquired is concentrated in the CB-2782 PEG in-process research and development assets, which did not constitute a business, and for which we determined there was no alternative future use. As a result, we recorded our $60.0 million upfront payment to “Acquired in-process research and development expenses.”
Additional In-License Agreements and Other Arrangements
In addition to the agreements described above, we recorded upfront, option and milestone payments totaling $30.5 million in 2022, $138.3 million in 2021 and $109.6 million in 2020 to “Acquired in-process research and development expenses” related to additional in-license agreements and other business development transactions that we do not consider to be individually significant to our consolidated financial statements. These payments included upfront payments of $31.0 million to Mammoth Biosciences, Inc. (“Mammoth”) and $25.0 million to Arbor Biotechnologies, Inc. (“Arbor”) in 2021, and $40.0 million to Skyhawk Therapeutics, Inc. (“Skyhawk”) in 2020.
For Mammoth, Arbor, Skyhawk, and several other in-license agreements that we entered into prior to 2022 that are not individually significant to our consolidated financial statements, we determined that substantially all the fair value of each individual agreement was attributable to in-process research and development and no substantive processes were acquired that would constitute a business. We concluded that we did not have any alternative future use for the acquired in-process research and development associated with the agreements and recorded the upfront payments for these agreements to “Acquired in-process research and development expenses.” Please refer to Note E, “Fair Value Measurements,” and Note F, “Marketable Securities and Equity Investments,” for further information regarding our investments in our collaborators.
Out-license Agreements
We have entered into licensing agreements pursuant to which we have out-licensed rights to certain product candidates to

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

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
Cystic Fibrosis Foundation
In 2004, we entered into a collaboration agreement with the Cystic Fibrosis Foundation, as successor in interest to the Cystic Fibrosis Foundation Therapeutics, Inc., to support research and development activities. Pursuant to the collaboration agreement, as amended, we have agreed to pay tiered royalties ranging from single digits to sub-teens on covered compounds first synthesized and/or tested during a research term on or before February 28, 2014, including ivacaftor, lumacaftor and tezacaftor and royalties ranging from low-single digits to mid-single digits on potential net sales of certain compounds first synthesized and/or tested between March 1, 2014 and August 31, 2016, including elexacaftor. We do not have any royalty obligations on compounds first synthesized and tested on or after September 1, 2016. For combination products, such as ORKAMBI, SYMDEKO/SYMKEVI and TRIKAFTA/KAFTRIO, sales are allocated equally to each of the active pharmaceutical ingredients in the combination product. We record our royalties payable to the Cystic Fibrosis Foundation to “Cost of sales.”

C.Business Combination
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

As of September 27, 2022
(in millions)
Cash and cash equivalents	$19.1
Goodwill	85.8
Intangible asset	216.6
Net other liabilities	(6.5)
Total purchase price	$315.0
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Our analysis of the fair value of certain assets acquired, including certain tax analyses, related to the ViaCyte business combination was preliminary as of September 30, 2022. In the fourth quarter of 2022, we recorded immaterial measurement period adjustments to goodwill and finalized our analysis of the fair value of assets acquired and liabilities assumed. In 2022, the financial results of ViaCyte did not have a material effect on our consolidated statement of operations.

D.Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share for the periods ended:

	2022	2021	2020
	(in millions, except per share amounts)
Net income	$3,322.0	$2,342.1	$2,711.7

Basic weighted-average common shares outstanding	256.1	257.7	259.8
Effect of potentially dilutive securities:
Stock options	1.4	1.1	1.8
Restricted stock units (including PSUs)	1.6	1.1	1.7
Employee stock purchase program	0.0	0.0	0.1
Diluted weighted-average common shares outstanding	259.1	259.9	263.4

Basic net income per common share	$12.97	$9.09	$10.44
Diluted net income per common share	$12.82	$9.01	$10.29
We did not include the securities in the following table in the computation of the diluted net income per common share because the effect would have been anti-dilutive during each period:

	2022	2021	2020
	(in millions)
Stock options	0.0	0.7	0.3
Unvested restricted stock units (including PSUs)	0.2	0.4	0.3

E.Fair Value Measurements
The following fair value hierarchy is used to classify assets and liabilities based on observable inputs and unobservable inputs used to determine the fair value of our financial assets and liabilities:

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
Our investment strategy is focused on capital preservation. We invest in instruments that meet the credit quality standards outlined in our investment policy, which also limits the amount of credit exposure to any one issue or type of instrument. We maintain strategic investments separately from the investment policy that governs our other cash, cash

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

equivalents and marketable securities as described in Note F, “Marketable Securities and Equity Investments.” Additionally, we utilize foreign currency forward contracts intended to mitigate the effect of changes in foreign exchange rates on our consolidated statements of operations.
The following tables set forth our financial assets and liabilities subject to fair value measurements by level within the fair value hierarchy (and does not include $3.1 billion and $3.3 billion of cash as of December 31, 2022 and 2021, respectively):

	As of December 31, 2022				As of December 31, 2021
		Fair Value Hierarchy				Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Financial instruments carried at fair value (asset positions):
Cash equivalents:
Money market funds	$5,162.6	$5,162.6	$—	$—	$3,478.1	$3,478.1	$—	$—
Time deposits	2,000.0	—	2,000.0	—	—	—	—	—
Corporate debt securities	5.8	—	5.8	—	—	—	—	—
Commercial paper	204.5	—	204.5	—	—	—	—	—
Marketable securities:
Corporate equity securities	116.8	88.8	28.0	—	230.9	230.9	—	—
U.S. Treasury securities	—	—	—	—	86.4	86.4	—	—
Government-sponsored enterprise securities	127.1	127.1	—	—	69.0	69.0	—	—
Corporate debt securities	87.0	—	87.0	—	90.9	—	90.9	—
Commercial paper	55.8	—	55.8	—	252.7	—	252.7	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	47.5	—	47.5	—	44.5	—	44.5	—
Other assets:
Foreign currency forward contracts	0.8	—	0.8	—	2.0	—	2.0	—
Total financial assets	$7,807.9	$5,378.5	$2,429.4	$—	$4,254.5	$3,864.4	$390.1	$—

Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(14.3)	$—	$(14.3)	$—	$(5.6)	$—	$(5.6)	$—
Contingent consideration	(14.6)	—	—	(14.6)	—	—	—	—
Other long-term liabilities:
Foreign currency forward contracts	(0.9)	—	(0.9)	—	(2.7)	—	(2.7)	—
Contingent consideration	(114.4)	—	—	(114.4)	(186.5)	—	—	(186.5)
Total financial liabilities	$(144.2)	$—	$(15.2)	$(129.0)	$(194.8)	$—	$(8.3)	$(186.5)
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
Fair Value of Contingent Consideration
In 2019, we acquired Exonics Therapeutics, Inc. (“Exonics”), a privately held company focused on creating

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

transformative gene-editing therapies to repair mutations that cause Duchenne muscular dystrophy and other severe neuromuscular diseases, including DM1. Our Level 3 contingent consideration liabilities are related to $678.3 million of development and regulatory milestones potentially payable to former Exonics equity holders. We base our estimates of the probability of achieving the milestones relevant to the fair value of contingent payments, which could include milestone, royalty and option payments, on industry data attributable to rare diseases and our knowledge of the programs and viability of the programs. The discount rates used in the valuation model for contingent payments, which were between 5.1% and 6.0% as of December 31, 2022, represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Due to the uncertainties associated with development and commercialization of product candidates in the pharmaceutical industry and the effects of changes in other assumptions including discount rates, we expect our estimates regarding the fair value of contingent consideration to change in the future, resulting in adjustments to the fair value of our contingent consideration liabilities, and the effect of any such adjustments could be material.
The following table represents a rollforward of the fair value of our contingent consideration liabilities:

Year Ended December 31, 2022
(in millions)
Balance at December 31, 2021	$186.5
Decrease in fair value of contingent payments	(57.5)
Balance at December 31, 2022	$129.0
The decrease in fair value of contingent consideration during 2022 was primarily due to a revision to the scope of certain acquired gene-editing programs in the second quarter of 2022.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

F.Marketable Securities and Equity Investments
A summary of our cash equivalents and marketable securities, which are recorded at fair value (and do not include $3.1 billion and $3.3 billion of cash as of December 31, 2022 and 2021, respectively), is shown below:

	As of December 31, 2022				As of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Cash equivalents:
Money market funds	$5,162.6	$—	$—	$5,162.6	$3,478.1	$—	$—	$3,478.1
Time deposits	2,000.0	—	—	2,000.0	—	—	—	—
Corporate debt securities	5.8	—	—	5.8	—	—	—	—
Commercial paper	204.5	—	—	204.5	—	—	—	—
Total cash equivalents	$7,372.9	$—	$—	$7,372.9	$3,478.1	$—	$—	$3,478.1
Marketable securities:
U.S. Treasury securities	$—	$—	$—	$—	$86.6	$—	$(0.2)	$86.4
Government-sponsored enterprise securities	127.0	0.2	(0.1)	127.1	69.0	—	—	69.0
Corporate debt securities	87.2	—	(0.2)	87.0	91.1	—	(0.2)	90.9
Commercial paper	55.8	—	—	55.8	252.8	—	(0.1)	252.7
Total marketable debt securities	270.0	0.2	(0.3)	269.9	499.5	—	(0.5)	499.0
Corporate equity securities	104.4	30.9	(18.5)	116.8	69.4	167.1	(5.6)	230.9
Total marketable securities	$374.4	$31.1	$(18.8)	$386.7	$568.9	$167.1	$(6.1)	$729.9
Available-for-sale debt securities were classified on our consolidated balance sheets at fair value as follows:

	December 31,
	2022	2021
	(in millions)
Cash and cash equivalents	$5,372.9	$3,478.1
Marketable securities	157.7	499.0
Other assets	112.2	—
Total	$5,642.8	$3,977.1
Available-for-sale debt securities by contractual maturity were as follows:

	December 31,
	2022	2021
	(in millions)
Matures within one year	$5,530.6	$3,912.3
Matures after one year through five years	112.2	64.8
Total	$5,642.8	$3,977.1
We did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities in 2022, 2021 or 2020. Additionally, we did not record any realized gains or losses that were material to our consolidated statements of operations in 2022, 2021 or 2020.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

We record changes in the fair value of our investments in corporate equity securities to “Other (expense) income, net” in our consolidated statements of operations. During the three years ended December 31, 2022, our net unrealized (losses) gains on corporate equity securities held at the conclusion of each period were as follows:

	2022	2021	2020
	(in millions)
Net unrealized (losses) gains	$(149.1)	$17.1	$136.2
In 2020, we sold the common stock of publicly traded companies, which were primarily sales of our investment in CRISPR, resulting in the following:

2020
(in millions)
Proceeds received	$437.6
Weighted-average cost basis	$103.3
In 2022 and 2021, we did not sell any common stock of publicly traded companies.
As of December 31, 2022, the carrying value of our equity investments without readily determinable fair values, which are recorded in “Other assets” on our consolidated balance sheets, was $98.6 million.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

G.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available-For-Sale Debt Securities	On Foreign Currency Forward Contracts	Total
	(in millions)
Balance as of December 31, 2019	$(0.9)	$0.5	$(1.6)	$(2.0)
Other comprehensive loss before reclassifications	(14.7)	(0.2)	(54.5)	(69.4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2.9	2.9
Net current period other comprehensive loss	(14.7)	(0.2)	(51.6)	(66.5)
Balance as of December 31, 2020	$(15.6)	$0.3	$(53.2)	$(68.5)
Other comprehensive income (loss) before reclassifications	2.0	(0.8)	59.7	60.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	23.5	23.5
Net current period other comprehensive income (loss)	2.0	(0.8)	83.2	84.4
Balance as of December 31, 2021	$(13.6)	$(0.5)	$30.0	$15.9
Other comprehensive (loss) income before reclassifications	(11.4)	(3.3)	138.9	124.2
Amounts reclassified from accumulated other comprehensive income (loss)	—	3.7	(143.0)	(139.3)
Net current period other comprehensive (loss) income	(11.4)	0.4	(4.1)	(15.1)
Balance as of December 31, 2022	$(25.0)	$(0.1)	$25.9	$0.8

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
We formally document the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as our risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we were to determine that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of December 31, 2022, all hedges were

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

determined to be highly effective.
We consider the impact of our counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of December 31, 2022 and December 31, 2021, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the notional amount in U.S. dollars of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP:

	As of December 31,
	2022	2021
Foreign Currency	(in millions)
Euro	$1,497.7	$1,364.5
British pound sterling	247.4	287.7
Canadian dollar	216.3	89.9
Australian dollar	174.9	96.3
Swiss Franc	65.2	54.1
Total foreign currency forward contracts	$2,201.5	$1,892.5
Foreign currency forward contracts - Not designated as hedging instruments
We also enter into foreign currency forward contracts with contractual maturities of less than one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under U.S. GAAP. We recognize realized gains and losses for such contracts in “Other (expense) income, net” in our consolidated statements of operations each period. As of December 31, 2022, the notional amount of our outstanding foreign currency forward contracts where hedge accounting under U.S. GAAP is not applied was $1.0 billion.
During the three years ended December 31, 2022, we recognized the following related to foreign currency forward contracts in our consolidated statements of operations:

	December 31,
	2022	2021	2020
	(in millions)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$182.5	$(30.0)	$(3.7)
Not designated as hedging instruments
Other (expense) income, net	$(9.9)	$(18.6)	$22.1

Total reported in the Consolidated Statements of Operations
Product revenues, net	$8,930.7	$7,573.4	$6,202.8
Other (expense) income, net	$(164.8)	$4.9	$296.6

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the fair value of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP included on our consolidated balance sheets:

As of December 31, 2022
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in millions)
Prepaid expenses and other current assets	$47.5	Other current liabilities	$(14.3)
Other assets	0.8	Other long-term liabilities	(0.9)
Total assets	$48.3	Total liabilities	$(15.2)

As of December 31, 2021
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in millions)
Prepaid expenses and other current assets	$44.5	Other current liabilities	$(5.6)
Other assets	2.0	Other long-term liabilities	(2.7)
Total assets	$46.5	Total liabilities	$(8.3)
As of December 31, 2022, we expect the amounts that are related to foreign exchange forward contracts designated as cash flow hedges under U.S. GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
As discussed in “Note A, “Nature of Business and Accounting Policies,” we present the fair value of our foreign currency forward contracts on a gross basis within our consolidated balance sheets. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under U.S. GAAP on our consolidated balance sheets:

	As of December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in millions)
Total assets	$48.3	$—	$48.3	$(15.2)	$33.1
Total liabilities	(15.2)	—	(15.2)	15.2	—

	As of December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in millions)
Total assets	$46.5	$—	$46.5	$(8.3)	$38.2
Total liabilities	(8.3)	—	(8.3)	8.3	—

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

I.Inventories
“Inventories” consisted of the following:

	As of December 31,
	2022	2021
	(in millions)
Raw materials	$38.1	$42.4
Work-in-process	260.7	224.0
Finished goods	161.8	86.7
Total	$460.6	$353.1

J.Property and Equipment
“Property and equipment, net” consisted of the following:

	As of December 31,
	2022	2021
	(in millions)
Buildings and improvements	$903.1	$892.5
Laboratory equipment, other equipment and furniture	476.5	407.3
Leasehold improvements	410.9	363.5
Computers and software	312.1	293.7
Land	33.1	33.1
Total property and equipment, gross	2,135.7	1,990.1
Less: accumulated depreciation	(1,027.3)	(896.0)
Total property and equipment, net	$1,108.4	$1,094.1
We recorded depreciation expense of $148.3 million, $125.6 million and $109.5 million in 2022, 2021 and 2020, respectively, which includes our finance lease amortization.

K.Intangible Assets and Goodwill
Intangible Assets
As of December 31, 2022 and 2021, we had $603.6 million and $400.0 million, respectively, of in-process research and development intangible assets classified as “Intangible assets” on our consolidated balance sheets. In 2022, we recorded a $216.6 million in-process research and development intangible asset resulting from our acquisition of ViaCyte, which is described in Note C, “Business Combination,” and recorded a $13.0 million impairment of an in-process research and development intangible asset to “Research and development expenses,” due to a decision to revise the scope of certain acquired gene-editing programs.
Goodwill
As of December 31, 2022 and 2021, we had goodwill of $1.1 billion and $1.0 billion, respectively, on our consolidated balance sheets. During 2022, we recorded goodwill of $85.8 million related to our acquisition of ViaCyte, which is described in Note C, “Business Combination.”

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

L.Additional Balance Sheet Detail
“Prepaid expenses and other current assets” consisted of the following:

	As of December 31,
	2022	2021
	(in millions)
Tax related prepaid and receivables	$319.8	$358.6
Prepaid expenses	111.8	83.5
Fair value of cash flow hedges	47.5	44.5
Other	74.4	59.2
Total	$553.5	$545.8
“Accrued expenses” consisted of the following:

	As of December 31,
	2022	2021
	(in millions)
Product revenue accruals	$1,300.8	$847.4
Payroll and benefits	246.5	191.3
Research, development and commercial contract costs	198.7	171.6
Royalty payable	215.0	200.4
Tax related accruals	123.3	211.3
Other	42.4	56.6
Total	$2,126.7	$1,678.6
“Other current liabilities” consisted of the following:

	As of December 31,
	2022	2021
	(in millions)
Contract liabilities	$159.6	$171.7
Finance lease liabilities	40.8	46.9
Operating lease liabilities	48.6	33.3
Other	62.5	16.5
Total	$311.5	$268.4
“Other long-term liabilities” consisted of the following:

	As of December 31,
	2022	2021
	(in millions)
Tax related liabilities	$452.8	$—
Contingent consideration	114.4	186.5
Other	118.6	116.8
Total	$685.8	$303.3

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Cash, Cash Equivalents and Restricted Cash Presented in Consolidated Statements of Cash Flows
The cash, cash equivalents and restricted cash balances at the beginning and ending of each period presented in our consolidated statements of cash flows consisted of the following:

	As of December 31,
	2022	2021	2020	2019
	(in millions)
Cash and cash equivalents	$10,504.0	$6,795.0	$5,988.2	$3,109.3
Prepaid expenses and other current assets	8.0	5.1	0.7	8.0
Other assets	—	—	—	3.4
Cash, cash equivalents and restricted cash per consolidated statements of cash flows	$10,512.0	$6,800.1	$5,988.9	$3,120.7
Our restricted cash, if any, is included in “Prepaid expenses and other current assets” and “Other assets” on our consolidated balance sheets.
Cloud Computing Service Contracts
As of December 31, 2022, “Other assets” included $40.2 million related to costs incurred to implement cloud computing service contracts. The amounts associated with cloud computing service contracts were not material to either our consolidated balance sheet as of December 31, 2021 or our consolidated statements of operations for 2022, 2021 and 2020.

M.Leases
Finance Leases
Our finance lease assets and liabilities primarily relate to our corporate headquarters in Boston and research site in San Diego (the “Buildings”). These Buildings are classified as finance leases because the present value of the sum of the lease payments associated with the Buildings exceeds substantially all of the fair value of the Buildings. We also have an outstanding finance lease for land.
Corporate Headquarters
In 2011, we entered into two lease agreements, pursuant to which we lease approximately 1.1 million square feet of office and laboratory space in two buildings in Boston, Massachusetts for a term of 15 years. Base rent payments commenced in 2013 and will continue through December 2028. We utilize this initial period as our lease term. We have an option to extend the lease term for an additional ten years.
San Diego Lease
In 2015, we entered into a lease agreement pursuant to which we lease approximately 170,000 square feet of office and laboratory space in San Diego, California for a term of 16 years. Base rent payments commenced in 2019 and will continue through May 2034. We utilize this initial period as our lease term. We have an option to extend the lease term for up to two additional five-year terms.
Operating Leases
Our operating leases relate to our real estate leases that are not classified as finance leases.
Jeffrey Leiden Center for Cell and Genetic Therapies
In 2019, we entered into an agreement to lease approximately 269,000 square feet of office and laboratory space near our corporate headquarters in Boston, Massachusetts for a term of 16 years. Base rent payments commenced in 2021 and will

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

continue through November 2036. We utilize the initial period as our lease term. We have an option to extend the lease term for up to two additional ten-year periods.
Please refer to our accounting policy, Leases, in Note A, “Nature of Business and Accounting Policies,” for further information on the accounting treatment for our finance and operating leases.
Aggregate Lease Information
The components of lease cost recorded in our consolidated statements of operations were as follows:

	2022	2021	2020
	(in millions)
Operating lease cost	$35.3	$33.9	$23.1
Finance lease cost
Amortization of leased assets	51.0	51.9	51.2
Interest on lease liabilities	43.5	47.4	50.2
Variable lease cost	39.8	33.6	30.8
Sublease income	(2.7)	(0.4)	(4.0)
Net lease cost	$166.9	$166.4	$151.3
Our variable lease cost during 2022, 2021 and 2020 primarily related to operating expenses, taxes and insurance associated with our finance leases.
Our leases are included on our consolidated balance sheets as follows:

	As of December 31,
	2022	2021
	(in millions)
Finance leases
Property and equipment, net	$315.5	$400.1
Total finance lease assets	$315.5	$400.1

Other current liabilities	$40.8	$46.9
Long-term finance lease liabilities	430.8	509.8
Total finance lease liabilities	$471.6	$556.7

Operating leases
Operating lease assets	$347.4	$330.3
Total operating lease assets	$347.4	$330.3

Other current liabilities	$48.6	$33.3
Long-term operating lease liabilities	379.5	377.4
Total operating lease liabilities	$428.1	$410.7

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Maturities of our finance and operating lease liabilities as of December 31, 2022 were as follows:

Year	Finance Leases	Operating Leases	Total
	(in millions)
2023	$76.0	$58.4	$134.4
2024	88.7	44.3	133.0
2025	89.0	40.2	129.2
2026	89.3	39.4	128.7
2027	89.7	35.3	125.0
Thereafter	233.6	273.7	507.3
Total lease payments	666.3	491.3	1,157.6
Less: amount representing interest	(194.7)	(63.2)	(257.9)
Present value of lease liabilities	$471.6	$428.1	$899.7
The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	As of December 31,
	2022	2021
Weighted-average remaining lease term (in years)
Finance leases	10.60	10.73
Operating leases	11.57	12.81

Weighted-average discount rate
Finance leases	8.36%	8.11%
Operating leases	2.46%	2.19%
Supplemental cash flow information related to our leases was as follows:

	2022	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$50.8	$21.5	$16.3
Operating cash flows from finance leases	$42.5	$46.2	$48.9
Financing cash flows from finance leases	$85.5	$47.0	$42.3

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$58.6	$36.3	$293.6
Finance leases	$—	$—	$33.1

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

N.Common Stock, Preferred Stock and Equity Plans
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
We are authorized to issue 1.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our shareholders. As of December 31, 2022 and 2021, we had no shares of preferred stock issued or outstanding.
Share Repurchase Programs
In July 2019, our Board of Directors approved a share repurchase program (the “2019 Share Repurchase Program”), pursuant to which we repurchased $500.0 million of our common stock in 2019 and 2020. In 2020, we repurchased 2.1 million shares of our common stock under the 2019 Share Repurchase Program for an aggregate of $464.0 million.
In November 2020, our Board of Directors approved a share repurchase program (the “2020 Share Repurchase Program”), pursuant to which we repurchased $500.0 million of our common stock in 2020 and 2021. In 2021 and 2020, we repurchased 2.0 million and 0.3 million shares, respectively, of our common stock under the 2020 Share Repurchase Program for an aggregate of $424.9 million and $75.1 million, respectively.
In June 2021, our Board of Directors approved a share repurchase program (the “2021 Share Repurchase Program”), pursuant to which we were authorized to repurchase up to $1.5 billion of our common stock by December 31, 2022. In 2021, we repurchased 5.3 million shares of our common stock under the 2021 Share Repurchase Program for an aggregate of $1.0 billion. On December 31, 2022, the 2021 Share Repurchase Program expired with $499.7 million of the authorization remaining.
In February 2023, our Board of Directors approved a share repurchase program (the “2023 Share Repurchase Program”), pursuant to which we are authorized to repurchase up to $3.0 billion of our common stock. The 2023 Share Repurchase Program does not have an expiration date and can be discontinued at any time. We expect to fund repurchases of our common stock through a combination of cash on hand and cash generated by operations.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Shares issued under all of our plans are funded through the issuance of new shares. The following table contains information about our equity plans:

			As of December 31, 2022
Title of Plan	Group Eligible	Type of Award Granted	Awards Outstanding	Additional Awards Authorized for Grant
			(in thousands)
2013 Stock and Option Plan	Employees, Non-employee Directors and Consultants	NSO, RS, RSU and PSU	6,553	19,695
2006 Stock and Option Plan	Employees, Non-employee Directors and Consultants	NSO, RS and RSU	114	—
		Total	6,667	19,695
All options granted under our 2013 Stock and Option Plan (“2013 Plan”) and 2006 Stock and Option Plan (“2006 Plan”) were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant. As of December 31, 2022, we are only authorized to make new equity awards under our 2013 Plan. Under the 2013 Plan, no stock options can be awarded with an exercise price less than the fair market value on the date of grant. In 2022, our shareholders approved an increase in the number of shares authorized for issuance pursuant to the 2013 Stock and Option Plan of 13.5 million shares.
In each of the three years ended December 31, 2022, we issued stock options to our non-employee directors. The grant date for our stock options was the date the award was approved by our Board of Directors or the date new directors were elected to our Board of Directors. All options awarded under our stock and option plans expire not more than 10 years from the grant date.
Stock Options
The following table summarizes information related to the outstanding and exercisable options during the year ended December 31, 2022:

	Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in years)	(in millions)
Outstanding at December 31, 2021	3,611	$141.76
Granted	20	$276.17
Exercised	(1,087)	$133.50
Forfeited	(17)	$181.49
Expired	—	$—
Outstanding at December 31, 2022	2,527	$146.11	4.67	$355.6
Exercisable at December 31, 2022	2,446	$144.94	4.61	$347.1
The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, that would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on the last business day of 2022, which was $286.86 based on the average of the high and low price of our common stock on that date.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during 2022, 2021 and 2020 was $157.2 million, $43.0 million and $255.0 million, respectively. The total cash we received as a result of employee stock option exercises during 2022, 2021 and 2020 was $144.6 million, $64.2 million and $228.2 million, respectively.
The following table summarizes information about stock options outstanding and exercisable as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$45.11–$100.00	689	3.13	$86.05	689	$86.05
$100.01–$150.00	286	2.58	$123.17	286	$123.17
$150.01–$200.00	1,482	5.61	$173.26	1,401	$172.78
$200.01–$286.27	70	8.33	$256.44	70	$256.44
Total	2,527	4.67	$146.11	2,446	$144.94
Restricted Stock Units (excluding PSUs) and Restricted Stock
The following table summarizes our restricted stock unit activity during the year ended December 31, 2022:

	Restricted Stock Units (excluding PSUs)
	Number of Shares	Weighted-average Grant-date Fair Value
	(in thousands)	(per share)
Unvested at December 31, 2021	2,909	$213.17
Granted	1,710	$258.39
Vested	(1,445)	$209.08
Cancelled	(261)	$228.88
Unvested at December 31, 2022	2,913	$240.54
The total fair value of restricted stock units and restricted stock that vested during 2022, 2021 and 2020 (measured based on the market price of our common stock on the date of vesting) was $372.5 million, $281.1 million and $391.7 million, respectively.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The following table summarizes our PSU activity during the year ended December 31, 2022:

	Performance-Based RSU
	Number of Units	Weighted-average Grant-date Fair Value
	(in thousands)	(per share)
Unvested at December 31, 2021 (1)	1,078	$215.85
Granted (2)	608	$247.26
Vested	(426)	$203.75
Cancelled	(33)	$222.16
Unvested at December 31, 2022	1,227	$226.75

(1) “Unvested” represents our PSUs at target to the extent performance has not been certified plus the actual number of shares that continue to be subject to service conditions for which the performance has been achieved and certified.
(2) “Granted” represents (i) the target number of shares issuable for grants during 2022 and (ii) any change in the number of shares issuable pursuant to outstanding PSUs based on performance certification during 2022.
The total fair value of PSUs that vested during 2022, 2021 and 2020 (measured on the date of vesting) was $98.7 million, $92.2 million and $138.5 million, respectively.
Employee Stock Purchase Plan
We have an employee stock purchase plan (the “ESPP”). The ESPP permits eligible employees to enroll in a twelve-month offering period comprising two six-month purchase periods. Participants may purchase shares of our common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first day of the applicable twelve-month offering period, or the last day of the applicable six-month purchase period, whichever is lower. Purchase dates under the ESPP occur on or about May 14 and November 14 of each year. As of December 31, 2022, there were 1.5 million shares of common stock authorized for issuance pursuant to the ESPP.
In 2022, the following shares were issued to employees under the ESPP:

Year Ended December 31, 2022
Number of shares (in thousands)	261
Average price paid per share	$161.74
Employee Benefits
We have a 401(k) retirement plan (the “Vertex 401(k) Plan”) in which substantially all of our permanent U.S. employees are eligible to participate. Participants may contribute up to 60% of their annual compensation to the Vertex 401(k) Plan, subject to statutory limitations. We may declare discretionary matching contributions to the Vertex 401(k) Plan. We pay matching contributions in the form of cash. In 2022, 2021 and 2020, we contributed approximately $27.5 million, $21.8 million and $19.2 million to the plan, respectively.

O.Stock-based Compensation Expense
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

The effect of stock-based compensation expense during the three years ended December 31, 2022 was as follows:

	2022	2021	2020
	(in millions)
Stock-based compensation expense by line item:
Cost of sales	$9.4	$6.3	$5.6
Research and development expenses	297.9	268.3	262.7
Selling, general and administrative expenses	184.0	166.8	161.2
Total stock-based compensation expense included in costs and expenses	491.3	441.4	429.5
Income tax effect	(144.1)	(82.9)	(147.0)
Total stock-based compensation included in costs and expenses, net of tax	$347.2	$358.5	$282.5
The stock-based compensation expense by type of award during the three years ended December 31, 2022 was as follows:

	2022	2021	2020
	(in millions)
Stock-based compensation expense by type of award:
Restricted stock units (including PSUs)	$456.1	$384.3	$360.4
Stock options	17.6	36.8	59.7
ESPP share issuances	16.7	24.4	13.0
Stock-based compensation expense related to inventories	0.9	(4.1)	(3.6)
Total stock-based compensation expense included in costs and expenses	$491.3	$441.4	$429.5
We capitalize a portion of our stock-based compensation expense to inventories, all of which is attributable to employees who support the manufacturing of our products.
The following table sets forth our unrecognized stock-based compensation expense as of December 31, 2022, by type of award and the weighted-average period over which that expense is expected to be recognized:

	As of December 31, 2022
	Unrecognized Expense	Weighted-average Recognition Period
	(in millions)	(in years)
Type of award:
Restricted stock units (including PSUs)	$477.9	1.93
Stock options	2.2	0.42
ESPP share issuances	11.3	0.61
Total unrecognized stock-based compensation expense	$491.4
Stock Options
In each of the three years ended December 31, 2022, we issued stock options to our non-employee directors. We use the Black-Scholes option pricing model to estimate the fair value of stock options at the grant date. The Black-Scholes option pricing model uses the option exercise price as well as estimates and assumptions related to the expected price volatility of our stock, the rate of return on risk-free investments, the expected period during which the options will be outstanding, and the expected dividend yield for our stock to estimate the fair value of a stock option on the grant date. The options granted during 2022, 2021 and 2020 had a weighted-average grant-date fair value per share of $89.65, $65.94 and $88.37,

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

respectively.
The fair value of each option granted during 2022, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2022	2021	2020
Stock options granted	20,079	27,302	22,636

Expected stock price volatility	34.03%	35.03%	35.87%
Risk-free interest rate	2.93%	0.86%	0.43%
Expected term of options (in years)	4.36	4.50	4.67
Expected annual dividends	—	—	—
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
As described in Note N, “Common Stock, Preferred Stock and Equity Plans,” we grant PSUs to certain members of senior management. Our financial-based PSUs vest in three equal installments over a three-year period and are expensed ratably over that same period based upon an assessment of the likely level of achievement. Our non-financial based PSUs cliff vest at the end of the three-year performance period and are expensed on a straight-line basis over that same period based upon an assessment of the likely level of achievement.
Employee Stock Purchase Plan
The weighted-average fair value of each purchase right granted during 2022, 2021 and 2020 was $79.36, $51.71 and $65.88, respectively. The following table reflects the weighted-average assumptions used in the Black-Scholes option pricing model for 2022, 2021 and 2020:

	2022	2021	2020
Expected stock price volatility	33.55%	34.06%	37.70%
Risk-free interest rate	4.05%	0.05%	0.11%
Expected term (in years)	0.71	0.69	0.71
Expected annual dividends	—	—	—
The weighted-average assumptions used in our Black-Scholes option pricing model were determined utilizing calculations similar to those described under Stock Options above.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

P.Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. The components of income before provision for income taxes during the three years ended December 31, 2022, consisted of the following:

	2022	2021	2020
	(in millions)
United States	$3,257.0	$2,030.7	$2,885.4
Foreign	975.4	699.7	231.5
Income before provision for income taxes	$4,232.4	$2,730.4	$3,116.9
The components of our provision for income taxes during the three years ended December 31, 2022, consisted of the following:

	2022	2021	2020
	(in millions)
Current taxes:
Federal	$779.0	$374.9	$71.4
State	34.9	26.5	18.9
Foreign	372.4	141.5	37.6
Total current taxes	1,186.3	542.9	127.9
Deferred taxes:
Federal	(404.0)	(36.9)	510.2
State	(11.0)	(19.3)	6.7
Foreign	139.1	(98.4)	(239.6)
Total deferred taxes	(275.9)	(154.6)	277.3
Provision for income taxes	$910.4	$388.3	$405.2
Unremitted Earnings
As of December 31, 2022, we are treating all our foreign subsidiaries earnings to be indefinitely reinvested. Upon repatriation of the indefinitely reinvested earnings, in the form of dividends or otherwise, we could be subject to U.S. federal withholding taxes payable to various foreign countries and income taxes in certain states. We do not provide for deferred taxes on the excess of financial statement reporting over the tax basis of our investments in our foreign subsidiaries as they are deemed to be essentially permanent in duration. These permanently reinvested basis differences could reverse if we sell our foreign subsidiaries or various other events occur, none of which were considered probable as of December 31, 2022. The tax liabilities described above would not be material to our consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Effective Tax Rate Reconciliation
A reconciliation between the U.S. federal statutory rate of 21% and our effective tax rate is as follows:

	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.6%	0.8%	0.6%
Foreign income tax rate differential	(0.3)%	(0.3)%	0.2%
U.S. tax on foreign earnings, net of credits	1.9%	0.7%	2.7%
Foreign derived intangible income deduction	(1.4)%	(0.8)%	(0.2)%
Tax credits	(2.2)%	(6.4)%	(1.8)%
Tax rate change	0.0%	(3.5)%	(1.2)%
Stock compensation (benefit), shortfalls and cancellations	(0.8)%	0.0%	(2.3)%
Long-term intercompany receivable write-off	—%	—%	(1.7)%
Uncertain tax positions	2.7%	2.0%	1.3%
Intra-entity transfer of intellectual property rights	—%	—%	(6.7)%
Other	0.0%	0.7%	1.1%
Effective tax rate	21.5%	14.2%	13.0%
Our 21.5% effective tax rate for 2022 was higher than the U.S. statutory rate primarily due to an increase in our unrecognized tax benefit liabilities associated with intercompany transfer pricing matters offset by excess tax benefits related to stock-based compensation, tax credits and changes in our estimated to prior-year tax liabilities.
Our 14.2% effective tax rate for 2021 was lower than the U.S. statutory rate primarily due to discrete tax benefits of (i) $94.8 million associated with an increase in the United Kingdom’s (the “U.K.”) corporate tax rate from 19% to 25%, which was enacted in June 2021 and will become effective in April 2023, and (ii) $44.1 million resulting from an R&D tax credit study that we completed in 2021.
Our 13.0% effective tax rate for 2020 was lower than the U.S. statutory rate primarily due to (i) a discrete tax benefit of $209.0 million associated with an intra-entity transfer of intellectual property rights to our U.K. entity, (ii) a discrete tax benefit associated with the write-off of a long-term intercompany receivable, (iii) a discrete tax benefit associated with an increase in the U.K.’s corporate tax rate from 17% to 19%, which was enacted and became effective in July 2020, and (iv) excess tax benefits related to stock-based compensation. The impact of these items was partially offset by U.S. income tax on foreign earnings.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes were as follows:

	As of December 31,
	2022	2021
	(in millions)
Deferred tax assets:
Net operating loss	$77.4	$106.6
Tax credit carryforwards	223.0	202.4
Intangible assets	738.5	802.8
Stock-based compensation	124.4	94.6
Finance lease liabilities	94.9	103.4
Operating lease assets	79.6	81.1
R&D capitalization	438.3	—
Other	69.2	90.3
Gross deferred tax assets	1,845.3	1,481.2
Valuation allowance	(237.8)	(220.4)
Total deferred tax assets	1,607.5	1,260.8
Deferred tax liabilities:
Property and equipment	(139.8)	(118.2)
Acquired intangibles	(130.5)	(87.0)
Operating lease liabilities	(63.1)	(64.8)
Other	(27.2)	(56.3)
Total deferred tax liabilities	(360.6)	(326.3)
Net deferred tax assets	$1,246.9	$934.5
On a periodic basis, we reassess the valuation allowance on our deferred income tax assets, weighing positive and negative evidence to assess the recoverability of our deferred tax assets. As of December 31, 2022, we maintained a valuation allowance of $237.8 million related primarily to U.S. state tax attributes.
In addition to deferred tax assets and liabilities, we have recorded deferred charges related to intra-entity sales of inventory. As of December 31, 2022 and 2021, the total deferred charges were $195.1 million and $225.4 million, respectively.
As of December 31, 2022, we had net operating loss (“NOL”) carryforwards of $65.3 million, which are subject to annual utilization limitations for U.S. federal income tax purposes. In 2027, our definite lived U.S. federal NOLs of $19.8 million will begin to expire, while the remaining portion may be carried forward indefinitely. For U.S. state income tax purposes, we had NOL carryforwards of $553.8 million and tax credit carryforwards of $273.5 million. The state NOL and tax credit carryforwards begin to expire in 2023. For foreign income tax purposes, we had NOL carryforwards of $151.4 million and tax credit carryforwards of $21.5 million. The foreign NOL carryforwards may be carried forward indefinitely, with the exception of $70.0 million that will expire in 2041. The foreign tax credit carryforwards will begin to expire in 2026.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Unrecognized Tax Benefits
Unrecognized tax benefits during the three years ended December 31, 2022 were as follows:

	2022	2021	2020
	(in millions)
Balance at beginning of the period	$147.2	$86.6	$33.9
Increases related to current period tax positions	128.3	42.0	26.7
Increases related to prior period tax positions	205.3	19.9	26.7
Decreases related to prior period tax positions	(14.4)	—	—
Statute of limitations expiration	(4.5)	(1.3)	(0.7)
Foreign currency translation adjustment	(2.3)	—	—
Balance at end of period	$459.6	$147.2	$86.6
During 2022, we increased our gross unrecognized tax benefits by $312.4 million, primarily associated with intercompany transfer pricing matters. This unrecognized tax benefit was recorded as a $29.7 million reduction to our gross deferred tax assets and a $282.7 million gross tax liability.
As of December 31, 2022, we have classified $44.1 million and $415.5 million of our unrecognized tax benefits as credits to “Deferred tax assets” and “Other long-term liabilities,” respectively, on our consolidated balance sheet.
Included in our unrecognized tax benefits as of December 31, 2022, 2021 and 2020, we had $208.5 million, $129.5 million and $75.8 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits, which would affect our effective income tax rate if recognized.
We recognize potential interest and penalties related to unrecognized tax benefits in our provision for income taxes. In 2022, we recognized total interest and penalty expenses of $36.6 million. As of December 31, 2022, our accrual for interest and penalties was $39.2 million. Our total interest and penalty expenses in 2021 and 2020 and our accrual for interest and penalties as of December 31, 2021 were not material to our consolidated financial statements.
The U.S. Internal Revenue Service and other local and foreign tax authorities routinely examine our tax returns, including intercompany transfer pricing, and it is reasonably possible that we will adjust the value of our uncertain tax positions related these matters and other issues as we receive additional information from various taxing authorities, including reaching settlements with such authorities.
As a result of various audit closures, settlements and statutes of limitations, we estimate that it is reasonably possible that our gross unrecognized tax benefits could decrease by up to $9.1 million in the next 12 months due to statute of limitations expirations.
We file U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. We have various income tax audits ongoing at any time throughout the world. Except for jurisdictions where we have NOLs or tax credit carryforwards, we are no longer subject to any tax assessment from tax authorities for years prior to 2014 in jurisdictions that have a material impact on our consolidated financial statements.

Q.Commitments and Contingencies
2022 Revolving Credit Facility
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

of certain conditions, we may request that the borrowing capacity for the Credit Agreement be increased by an additional $500.0 million. Additionally, the Credit Agreement provides a sublimit of $100.0 million for letters of credit.
Any amounts borrowed under the Credit Agreement will bear interest, at our option, at either a base rate or a Secured Overnight Financing Rate (“SOFR”), in each case plus an applicable margin. Under the Credit Agreement, the applicable margins on base rate loans range from 0.000% to 0.500% and the applicable margins on SOFR loans range from 1.000% to 1.500%, in each case based on our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period).
Any amounts borrowed pursuant to the Credit Agreement are guaranteed by certain of our existing and future domestic subsidiaries, subject to certain exceptions.
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including a financial covenant to maintain subject to certain limited exceptions, a consolidated leverage ratio of 3.50 to 1.00, subject to an increase to 4.00 to 1.00 following a material acquisition. As of December 31, 2022, we were in compliance with the covenants described above. The Credit Agreement also contains customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under outstanding loans.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

minimal.
Other Contingencies
We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue such contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Other than our contingent consideration liabilities discussed in Note E, “Fair Value Measurements,” there were no material contingent liabilities accrued as of December 31, 2022 or 2021.

R.Segment Information
Segment reporting is prepared on the same basis that our chief executive officer, who is our chief operating decision maker, manages the business, makes operating decisions and assesses performance. We operate in one segment, pharmaceuticals. Enterprise-wide disclosures about revenues, significant customers, and property and equipment, net by location are presented below.
Revenues by Product
Product revenues, net consisted of the following:

	2022	2021	2020
	(in millions)
TRIKAFTA/KAFTRIO	$7,686.8	$5,697.2	$3,863.8
SYMDEKO/SYMKEVI	180.0	420.4	628.6
ORKAMBI	510.7	771.6	907.5
KALYDECO	553.2	684.2	802.9
Total product revenues, net	$8,930.7	$7,573.4	$6,202.8
Product Revenues by Geographic Location
Net product revenues are attributed to countries based on the location of the customer and consisted of the following:

	2022	2021	2020
	(in millions)
United States	$5,699.3	$5,287.3	$4,826.4
Outside of the United States
Europe	2,705.5	1,972.9	1,126.5
Other	525.9	313.2	249.9
Total product revenues outside of the United States	3,231.4	2,286.1	1,376.4
Total product revenues, net	$8,930.7	$7,573.4	$6,202.8

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

Significant Customers
Gross product revenues and accounts receivable from each of our customers who individually accounted for 10% or more of total gross product revenues and/or 10% or more of total accounts receivable consisted of the following:

	Percent of Total Gross Product Revenues			Percent of Accounts Receivable
	Year Ended December 31,			As of December 31,
	2022	2021	2020	2022	2021
McKesson Corporation	25%	22%	20%	22%	21%
Accredo Health Group, Inc.	12%	12%	15%	<10%	10%
Walgreen Co.	10%	10%	14%	<10%	<10%
Lloyds Pharmacy*	<10%	<10%	<10%	12%	15%
*A wholly-owned subsidiary of McKesson Corporation in the U.K. until 2022.
Long-lived Assets by Location
Long-lived assets by location consisted of the following:

	As of December 31,
	2022	2021
	(in millions)
United States	$1,365.5	$1,348.1
Outside of the United States
United Kingdom	75.7	60.9
Other	14.6	15.4
Total long-lived assets outside of the United States	90.3	76.3
Total long-lived assets	$1,455.8	$1,424.4