Form 10-Q
period 2023-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2023-08-02
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	258,094,815	Outstanding at July 31, 2023

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

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

Part I. Financial Information

Item 1.  Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Income
(in millions, except per share amounts)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product revenues, net	$2,493.2	$2,196.2	$4,868.0	$4,293.7
Costs and expenses:
Cost of sales	308.6	261.8	575.5	507.6
Research and development expenses	785.7	600.1	1,528.3	1,201.2
Acquired in-process research and development expenses	110.5	61.9	457.6	63.9
Selling, general and administrative expenses	262.6	215.3	503.7	430.5
Change in fair value of contingent consideration	(0.6)	(49.2)	(2.5)	(56.7)
Total costs and expenses	1,466.8	1,089.9	3,062.6	2,146.5
Income from operations	1,026.4	1,106.3	1,805.4	2,147.2
Interest income	144.7	10.8	267.3	12.4
Interest expense	(11.2)	(14.6)	(22.6)	(29.5)
Other income (expense), net	1.6	(78.1)	2.9	(150.9)
Income before provision for income taxes	1,161.5	1,024.4	2,053.0	1,979.2
Provision for income taxes	245.8	213.9	437.5	406.6
Net income	$915.7	$810.5	$1,615.5	$1,572.6

Net income per common share:
Basic	$3.55	$3.17	$6.27	$6.15
Diluted	$3.52	$3.13	$6.21	$6.09
Shares used in per share calculations:
Basic	257.7	255.9	257.6	255.5
Diluted	260.4	258.7	260.3	258.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income
(in millions)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$915.7	$810.5	$1,615.5	$1,572.6
Other comprehensive (loss) income:
Unrealized holding losses on marketable securities, net of tax of $4.3, zero, $3.5 and zero, respectively	(15.5)	(0.7)	(12.6)	(3.0)
Unrealized (losses) gains on foreign currency forward contracts, net of tax of $4.2, $(16.1), $11.6 and $(18.3), respectively	(15.3)	59.2	(42.1)	69.3
Foreign currency translation adjustment	4.1	(12.3)	14.1	(24.7)
Total other comprehensive (loss) income	(26.7)	46.2	(40.6)	41.6
Comprehensive income	$889.0	$856.7	$1,574.9	$1,614.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(in millions, except share data)(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$10,151.1	$10,504.0
Marketable securities	1,085.2	274.5
Accounts receivable, net	1,556.2	1,442.2
Inventories	603.5	460.6
Prepaid expenses and other current assets	476.9	553.5
Total current assets	13,872.9	13,234.8
Property and equipment, net	1,122.4	1,108.4
Goodwill	1,088.0	1,088.0
Intangible assets	603.6	603.6
Deferred tax assets	1,538.0	1,246.9
Operating lease assets	324.3	347.4
Long-term marketable securities	1,357.3	112.2
Other assets	442.7	409.6
Total assets	$20,349.2	$18,150.9
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$363.0	$303.9
Accrued expenses	2,598.1	2,126.7
Other current liabilities	391.0	311.5
Total current liabilities	3,352.1	2,742.1
Long-term finance lease liabilities	404.1	430.8
Long-term operating lease liabilities	363.5	379.5
Other long-term liabilities	759.3	685.8
Total liabilities	4,879.0	4,238.2
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 257,792,648 and 257,011,628 shares issued and outstanding, respectively	2.6	2.6
Additional paid-in capital	7,369.1	7,386.5
Accumulated other comprehensive (loss) income	(39.8)	0.8
Retained earnings	8,138.3	6,522.8
Total shareholders’ equity	15,470.2	13,912.7
Total liabilities and shareholders’ equity	$20,349.2	$18,150.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity
(in millions)(unaudited)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2022	255.6	$2.6	$6,930.2	$11.3	$3,962.9	$10,907.0
Other comprehensive income, net of tax	—	—	—	46.2	—	46.2
Net income	—	—	—	—	810.5	810.5
Common stock withheld for employee tax obligations	(0.0)	(0.0)	(4.4)	—	—	(4.4)
Issuance of common stock under benefit plans	0.4	0.0	60.6	—	—	60.6
Stock-based compensation expense	—	—	113.6	—	—	113.6
Balance at June 30, 2022	256.0	$2.6	$7,100.0	$57.5	$4,773.4	$11,933.5

Balance at March 31, 2023	257.5	$2.6	$7,220.2	$(13.1)	$7,222.6	$14,432.3
Other comprehensive loss, net of tax	—	—	—	(26.7)	—	(26.7)
Net income	—	—	—	—	915.7	915.7
Repurchase of common stock	(0.0)	(0.0)	(25.5)	—	—	(25.5)
Common stock withheld for employee tax obligations	(0.0)	(0.0)	(3.1)	—	—	(3.1)
Issuance of common stock under benefit plans	0.3	0.0	57.6	—	—	57.6
Stock-based compensation expense	—	—	119.9	—	—	119.9
Balance at June 30, 2023	257.8	$2.6	$7,369.1	$(39.8)	$8,138.3	$15,470.2

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	254.5	$2.5	$6,880.8	$15.9	$3,200.8	$10,100.0
Other comprehensive income, net of tax	—	—	—	41.6	—	41.6
Net income	—	—	—	—	1,572.6	1,572.6
Common stock withheld for employee tax obligations	(0.5)	(0.0)	(121.9)	—	—	(121.9)
Issuance of common stock under benefit plans	2.0	0.1	97.0	—	—	97.1
Stock-based compensation expense	—	—	244.1	—	—	244.1
Balance at June 30, 2022	256.0	$2.6	$7,100.0	$57.5	$4,773.4	$11,933.5

Balance at December 31, 2022	257.0	$2.6	$7,386.5	$0.8	$6,522.8	$13,912.7
Other comprehensive loss, net of tax	—	—	—	(40.6)	—	(40.6)
Net income	—	—	—	—	1,615.5	1,615.5
Repurchase of common stock	(0.5)	(0.0)	(161.1)	—	—	(161.1)
Common stock withheld for employee tax obligations	(0.6)	(0.0)	(169.7)	—	—	(169.7)
Issuance of common stock under benefit plans	1.9	0.0	70.7	—	—	70.7
Stock-based compensation expense	—	—	242.7	—	—	242.7
Balance at June 30, 2023	257.8	$2.6	$7,369.1	$(39.8)	$8,138.3	$15,470.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(in millions)(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,615.5	$1,572.6
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	241.7	244.2
Depreciation expense	80.2	73.2
Deferred income taxes	(290.0)	(241.7)
(Gains) losses on equity securities	(6.0)	159.8
Decrease in fair value of contingent consideration	(2.5)	(56.7)
Other non-cash items, net	11.1	(6.3)
Changes in operating assets and liabilities:
Accounts receivable, net	(93.4)	(249.3)
Inventories	(155.4)	(31.3)
Prepaid expenses and other assets	26.6	85.3
Accounts payable	71.3	30.8
Accrued expenses	417.4	547.1
Other liabilities	117.8	(31.7)
Net cash provided by operating activities	2,034.3	2,096.0
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(2,390.8)	(227.9)
Maturities of available-for-sale debt securities	289.8	242.3
Purchases of property and equipment	(101.7)	(116.9)
Sale of equity securities	95.1	—
Investment in equity securities and notes receivable	(29.9)	(10.0)
Net cash used in investing activities	(2,137.5)	(112.5)
Cash flows from financing activities:
Issuances of common stock under benefit plans	72.8	98.1
Repurchases of common stock	(161.1)	—
Payments in connection with common stock withheld for employee tax obligations	(169.7)	(121.9)
Payments on finance leases	(21.6)	(25.6)
Other financing activities	2.2	1.7
Net cash used in financing activities	(277.4)	(47.7)
Effect of changes in exchange rates on cash	22.0	(31.8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(358.6)	1,904.0
Cash, cash equivalents and restricted cash—beginning of period	10,512.0	6,800.1
Cash, cash equivalents and restricted cash—end of period	$10,153.4	$8,704.1

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$618.7	$478.3
Cash paid for interest	$22.0	$27.1
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
Certain information and footnote disclosures normally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”) have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of income for the interim periods ended June 30, 2023 and 2022.
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
Summary of Significant Accounting Policies
Our significant accounting policies are described in Note A, “Nature of Business and Accounting Policies,” in our 2022 Annual Report on Form 10-K.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
B.Revenue Recognition
Disaggregation of Revenue
Revenues by Product
“Product revenues, net” consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
TRIKAFTA/KAFTRIO	$2,240.4	$1,893.2	$4,337.1	$3,654.8
KALYDECO	125.3	138.7	250.3	277.7
ORKAMBI	96.3	121.6	218.8	253.7
SYMDEKO/SYMKEVI	31.2	42.7	61.8	107.5
Total product revenues, net	$2,493.2	$2,196.2	$4,868.0	$4,293.7
Product Revenues by Geographic Location
“Product revenues, net” by geographic region, based on the location of the customer, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
United States	$1,507.8	$1,415.1	$2,911.6	$2,783.3
Outside of the United States
Europe	800.0	655.5	1,607.2	1,287.8
Other	185.4	125.6	349.2	222.6
Total product revenues outside of the United States	985.4	781.1	1,956.4	1,510.4
Total product revenues, net	$2,493.2	$2,196.2	$4,868.0	$4,293.7
Contract Liabilities
We had contract liabilities of $179.1 million and $159.6 million as of June 30, 2023 and December 31, 2022, respectively, related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement we can receive. Upon exceeding the annual reimbursement amount, products are provided free of charge, which is a material right. These contracts include upfront payments and fees. We defer a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” The deferred amount is recognized as revenue when the free products are shipped. Our product revenue contracts include performance obligations that are one year or less.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
C.Acquired In-Process Research and Development and Other Arrangements
We have entered into numerous agreements with third parties to collaborate on research, development and commercialization programs, license technologies, or acquire assets. Our “Acquired in-process research and development expenses” included $110.5 million and $457.6 million for the three and six months ended June 30, 2023, respectively, and $61.9 million and $63.9 million, for the three and six months ended June 30, 2022, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions that qualify as in-process research and development.
Our collaboration, licensing and asset acquisition agreements that had a significant impact on our financial statements for the three and six months ended June 30, 2023 and 2022, or were new or materially revised during the three and six months ended June 30, 2023, are described below. Additional agreements were described in Note B, “Acquired In-Process Research and Development and Other Arrangements,” of our 2022 Annual Report on Form 10-K.
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
We account for the CRISPR JDCA as a cost-sharing arrangement, with costs incurred related to exa-cel allocated 60% to us and 40% to CRISPR, subject to certain adjustments. We recognized the net impact of the CRISPR JDCA as “Research and development expenses” of $57.8 million and $38.9 million during the three months ended June 30, 2023 and 2022, respectively, and $118.3 million and $75.1 million during the six months ended June 30, 2023 and 2022, respectively; and as

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
“Selling, general and administrative expenses” of $23.6 million and $12.1 million during the three months ended June 30, 2023 and 2022, respectively, and $40.1 million and $21.9 million during the six months ended June 30, 2023 and 2022, respectively.
In March 2023, we entered into a non-exclusive license agreement (“the CRISPR T1D Agreement”) for the use of CRISPR’s CRISPR-Cas9 gene-editing technology to accelerate the development of our hypoimmune cell therapies for type 1 diabetes. Pursuant to the CRISPR T1D Agreement, we made a $100.0 million upfront payment to CRISPR. In the second quarter of 2023, we achieved a research milestone that will result in a $70.0 million payment to CRISPR in the third quarter of 2023. Following payment of the $70.0 million milestone, CRISPR will be eligible to receive up to an additional $160.0 million in research, development, regulatory and commercial milestones for any products that may result from the agreement, as well as royalties on resulting net product sales. We determined that substantially all the fair value of the collaboration agreement was attributable to in-process research and development and no substantive processes were acquired that would constitute a business. We concluded that there is no alternative future use for the acquired in-process research and development and recorded the upfront payment and the research milestone to “Acquired in-process research and development expenses” in the first and second quarters of 2023, respectively, resulting in $70.0 million and $170.0 million of “Acquired in-process research and development expenses” in the three and six months ended June 30, 2023, respectively.
Entrada Therapeutics, Inc.
In February 2023, we closed a strategic collaboration and license agreement (the “Entrada Agreement”) with Entrada Therapeutics, Inc. (“Entrada”) focused on discovering and developing intracellular Endosomal Escape Vehicle (EEV) therapeutics for myotonic dystrophy type 1 (“DM1”). Upon closing, we made an upfront payment of $225.1 million to Entrada, and purchased $24.9 million of Entrada’s common stock in connection with the Entrada Agreement. Entrada is eligible to receive up to an additional $485.0 million in research, development, regulatory and commercial milestones for any products that may result from the Entrada Agreement, as well as royalties on resulting net product sales. We determined that substantially all the fair value of the collaboration agreement was attributable to in-process research and development and no substantive processes were acquired that would constitute a business. We concluded that there is no alternative future use for the acquired in-process research and development and recorded the upfront payment to “Acquired in-process research and development expenses” in the first quarter of 2023. During the first quarter, we also recorded the investment in Entrada’s common stock at fair value within our condensed consolidated balance sheet within “Marketable securities.”
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
D.Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except per share amounts)
Net income	$915.7	$810.5	$1,615.5	$1,572.6

Basic weighted-average common shares outstanding	257.7	255.9	257.6	255.5
Effect of potentially dilutive securities:
Stock options	1.3	1.4	1.2	1.4
Restricted stock units (including PSUs)	1.4	1.4	1.5	1.4
Employee stock purchase program	0.0	0.0	0.0	0.0
Diluted weighted-average common shares outstanding	260.4	258.7	260.3	258.3

Basic net income per common share	$3.55	$3.17	$6.27	$6.15
Diluted net income per common share	$3.52	$3.13	$6.21	$6.09
We did not include the securities in the following table in the computation of the diluted net income per common share because the effect would have been anti-dilutive during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Stock options	0.0	0.0	0.0	0.0
Unvested restricted stock units (including PSUs)	—	0.0	0.3	0.3

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following tables set forth our financial assets and liabilities subject to fair value measurements by level within the fair value hierarchy (and does not include $4.2 billion and $3.1 billion of cash as of June 30, 2023 and December 31, 2022, respectively):

	As of June 30, 2023				As of December 31, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Financial instruments carried at fair value (asset positions):
Cash equivalents:
Money market funds	$3,474.5	$3,474.5	$—	$—	$5,162.6	$5,162.6	$—	$—
Time deposits	2,000.0	—	2,000.0	—	2,000.0	—	2,000.0	—
U.S. Treasury securities	133.3	133.3	—	—	—	—	—	—
Corporate debt securities	5.0	—	5.0	—	5.8	—	5.8	—
Commercial paper	298.5	—	298.5	—	204.5	—	204.5	—
Marketable securities:
Corporate equity securities	52.6	29.3	23.3	—	116.8	88.8	28.0	—
U.S. Treasury securities	336.5	336.5	—	—	—	—	—	—
Government-sponsored enterprise securities	500.0	500.0	—	—	127.1	127.1	—	—
Asset-backed securities	169.4	—	169.4	—	—	—	—	—
Certificates of deposit	40.2	—	40.2	—	—	—	—	—
Corporate debt securities	985.3	—	985.3	—	87.0	—	87.0	—
Commercial paper	358.5	—	358.5	—	55.8	—	55.8	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	6.8	—	6.8	—	47.5	—	47.5	—
Other assets:
Foreign currency forward contracts	0.1	—	0.1	—	0.8	—	0.8	—
Total financial assets	$8,360.7	$4,473.6	$3,887.1	$—	$7,807.9	$5,378.5	$2,429.4	$—

Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(26.5)	$—	$(26.5)	$—	$(14.3)	$—	$(14.3)	$—
Contingent consideration	(15.0)	—	—	(15.0)	(14.6)	—	—	(14.6)
Other long-term liabilities:
Foreign currency forward contracts	(1.1)	—	(1.1)	—	(0.9)	—	(0.9)	—
Contingent consideration	(111.5)	—	—	(111.5)	(114.4)	—	—	(114.4)
Total financial liabilities	$(154.1)	$—	$(27.6)	$(126.5)	$(144.2)	$—	$(15.2)	$(129.0)
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
As of June 30, 2023, several of our investments in publicly traded corporate equity securities were subject to contractual sales restrictions expiring in 2023, 2024 and 2025 with a total fair value of $51.8 million. We purchased these investments directly from these publicly traded companies in 2022 and the first quarter of 2023, and do not anticipate any circumstances that would cause these restrictions to lapse prior to the periods listed above.
Please refer to Note F, “Marketable Securities and Equity Investments,” for further information on these investments.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
Fair Value of Contingent Consideration
In 2019, we acquired Exonics Therapeutics, Inc. (“Exonics”), a privately-held company focused on creating transformative gene-editing therapies to repair mutations that cause Duchenne muscular dystrophy and other severe neuromuscular diseases, including DM1. Our Level 3 contingent consideration liabilities are related to $678.3 million of development and regulatory milestones potentially payable to former Exonics equity holders. We base our estimates of the probability of achieving the milestones relevant to the fair value of contingent payments, which could include milestone, royalty and option payments, on industry data attributable to rare diseases and our knowledge of the progress and viability of the programs. The discount rates used in the valuation model for contingent payments, which were between 5.3% and 6.5% as of June 30, 2023, represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period. Due to the uncertainties associated with development and commercialization of product candidates in the pharmaceutical industry and the effects of changes in other assumptions including discount rates, we expect our estimates regarding the fair value of contingent consideration to change in the future, resulting in adjustments to the fair value of our contingent consideration liabilities, and the effect of any such adjustments could be material.
The following table represents a rollforward of the fair value of our contingent consideration liabilities:

Six Months Ended June 30, 2023
(in millions)
Balance at December 31, 2022	$129.0
Decrease in fair value of contingent payments	(2.5)
Balance at June 30, 2023	$126.5

F.Marketable Securities and Equity Investments
A summary of our cash equivalents and marketable securities, which are recorded at fair value (and do not include $4.2 billion and $3.1 billion of cash as of June 30, 2023 and December 31, 2022, respectively), is shown below:

	As of June 30, 2023				As of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Cash equivalents:
Money market funds	$3,474.5	$—	$—	$3,474.5	$5,162.6	$—	$—	$5,162.6
Time deposits	2,000.0	—	—	2,000.0	2,000.0	—	—	2,000.0
U.S. Treasury securities	133.3	—	—	133.3	—	—	—	—
Corporate debt securities	5.0	—	—	5.0	5.8	—	—	5.8
Commercial paper	298.5	—	—	298.5	204.5	—	—	204.5
Total cash equivalents	$5,911.3	$—	$—	$5,911.3	$7,372.9	$—	$—	$7,372.9
Marketable securities:
U.S. Treasury securities	$340.7	$—	$(4.2)	$336.5	$—	$—	$—	$—
Government-sponsored enterprise securities	502.0	—	(2.0)	500.0	127.0	0.2	(0.1)	127.1
Asset-backed securities	170.4	—	(1.0)	169.4	—	—	—	—
Certificates of deposit	40.3	—	(0.1)	40.2	—	—	—	—
Corporate debt securities	994.0	—	(8.7)	985.3	87.2	—	(0.2)	87.0
Commercial paper	358.6	—	(0.1)	358.5	55.8	—	—	55.8
Total marketable debt securities	2,406.0	—	(16.1)	2,389.9	270.0	0.2	(0.3)	269.9
Corporate equity securities	72.1	—	(19.5)	52.6	104.4	30.9	(18.5)	116.8
Total marketable securities	$2,478.1	$—	$(35.6)	$2,442.5	$374.4	$31.1	$(18.8)	$386.7

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
Available-for-sale debt securities were classified on our condensed consolidated balance sheets at fair value as follows:

	As of June 30, 2023	As of December 31, 2022
	(in millions)
Cash and cash equivalents	$3,911.3	$5,372.9
Marketable securities	1,032.6	157.7
Long-term marketable securities	1,357.3	112.2
Total	$6,301.2	$5,642.8
Available-for-sale debt securities by contractual maturity were as follows:

	As of June 30, 2023	As of December 31, 2022
	(in millions)
Matures within one year	$4,943.9	$5,530.6
Matures after one year through five years	1,357.3	112.2
Total	$6,301.2	$5,642.8
We did not record any allowances for credit losses to adjust the fair value of available-for-sale debt securities or gross realized gains or losses in the three and six months ended June 30, 2023 and 2022. As of June 30, 2023, we held available-for-sale debt securities with a total fair value of $2.13 billion that were in unrealized loss positions totaling $16.1 million; however, none of these investments had been in an unrealized loss position for greater than twelve months.
We record changes in the fair value of our investments in corporate equity securities to “Other income (expense), net” in our condensed consolidated statements of income. During the three and six months ended June 30, 2023 and 2022, our net unrealized gains (losses) on corporate equity securities held at the conclusion of each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Net unrealized gains (losses)	$9.2	$(84.2)	$(0.9)	$(159.8)

During the six months ended June 30, 2023, we received proceeds of $95.1 million related to the sale of the common stock of a publicly traded company, which had a total original cost basis of $57.3 million. There were no sales of the common stock of publicly traded companies during the six months ended June 30, 2022.
As of June 30, 2023, the carrying value of our equity investments without readily determinable fair values, which are recorded in “Other assets” on our condensed consolidated balance sheets, was $98.6 million.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
G.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available-For-Sale Debt Securities	On Foreign Currency Forward Contracts	Total
	(in millions)
Balance at December 31, 2022	$(25.0)	$(0.1)	$25.9	$0.8
Other comprehensive income (loss) before reclassifications	14.1	(12.6)	(18.4)	(16.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(23.7)	(23.7)
Net current period other comprehensive income (loss)	14.1	(12.6)	(42.1)	(40.6)
Balance at June 30, 2023	$(10.9)	$(12.7)	$(16.2)	$(39.8)

Balance at December 31, 2021	$(13.6)	$(0.5)	$30.0	$15.9
Other comprehensive (loss) income before reclassifications	(24.7)	(3.0)	120.3	92.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(51.0)	(51.0)
Net current period other comprehensive (loss) income	(24.7)	(3.0)	69.3	41.6
Balance at June 30, 2022	$(38.3)	$(3.5)	$99.3	$57.5

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
We formally document the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as our risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we were to determine that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of June 30, 2023, all hedges were determined to be highly effective.
We consider the impact of our counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of June 30, 2023 and December 31, 2022, credit risk did not change the fair value of our foreign currency forward contracts.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the notional amount in U.S. dollars of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP:

	As of June 30, 2023	As of December 31, 2022
Foreign Currency	(in millions)
Euro	$1,082.1	$1,497.7
British pound sterling	189.7	247.4
Canadian dollar	183.2	216.3
Australian dollar	140.0	174.9
Swiss Franc	52.3	65.2
Total foreign currency forward contracts	$1,647.3	$2,201.5
Foreign currency forward contracts - Not designated as hedging instruments
We also enter into foreign currency forward contracts with contractual maturities of less than one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under U.S. GAAP. We recognize realized gains and losses for such contracts in “Other income (expense), net” in our condensed consolidated statements of income each period. As of June 30, 2023, the notional amount of our outstanding foreign currency forward contracts where hedge accounting under U.S. GAAP is not applied was $1.0 billion.
During the three and six months ended June 30, 2023 and 2022, we recognized the following related to foreign currency forward contracts in our condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$8.2	$45.0	$30.2	$65.1
Not designated as hedging instruments
Other income (expense), net	$0.6	$(8.4)	$4.2	$(16.8)

Total reported in the Condensed Consolidated Statements of Income
Product revenues, net	$2,493.2	$2,196.2	$4,868.0	$4,293.7
Other income (expense), net	$1.6	$(78.1)	$2.9	$(150.9)
The following table summarizes the fair value of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP included on our condensed consolidated balance sheets:

As of June 30, 2023
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in millions)
Prepaid expenses and other current assets	$6.8	Other current liabilities	$(26.5)
Other assets	0.1	Other long-term liabilities	(1.1)
Total assets	$6.9	Total liabilities	$(27.6)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2022
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in millions)
Prepaid expenses and other current assets	$47.5	Other current liabilities	$(14.3)
Other assets	0.8	Other long-term liabilities	(0.9)
Total assets	$48.3	Total liabilities	$(15.2)
As of June 30, 2023, we expect the amounts that are related to foreign exchange forward contracts designated as cash flow hedges under U.S. GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
We present the fair value of our foreign currency forward contracts on a gross basis within our condensed consolidated balance sheets. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under U.S. GAAP on our condensed consolidated balance sheets:

	As of June 30, 2023
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in millions)
Total assets	$6.9	$—	$6.9	$(6.9)	$—
Total liabilities	(27.6)	—	(27.6)	6.9	(20.7)

	As of December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in millions)
Total assets	$48.3	$—	$48.3	$(15.2)	$33.1
Total liabilities	(15.2)	—	(15.2)	15.2	—

I.Inventories
Inventories consisted of the following:

	As of June 30, 2023	As of December 31, 2022
	(in millions)
Raw materials	$71.8	$38.1
Work-in-process	398.9	260.7
Finished goods	132.8	161.8
Total	$603.5	$460.6

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
J.Stock-based Compensation Expense and Share Repurchase Programs
Stock-based compensation expense
During the three and six months ended June 30, 2023 and 2022, we recognized the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Stock-based compensation expense by type of award:
Restricted stock units (including PSUs)	$113.6	$103.0	$229.5	$221.2
Stock options	2.4	6.3	3.8	11.8
ESPP share issuances	3.9	4.3	9.4	11.1
Stock-based compensation expense related to inventories	(0.6)	0.3	(1.0)	0.1
Total stock-based compensation expense included in “Total costs and expenses”	$119.3	$113.9	$241.7	$244.2

Stock-based compensation expense by line item:
Cost of sales	$1.8	$2.4	$3.7	$4.6
Research and development expenses	74.5	69.5	150.8	149.9
Selling, general and administrative expenses	43.0	42.0	87.2	89.7
Total stock-based compensation expense included in costs and expenses	119.3	113.9	241.7	244.2
Income tax effect	(31.3)	(26.5)	(71.9)	(62.5)
Total stock-based compensation expense, net of tax	$88.0	$87.4	$169.8	$181.7
Share repurchase program
In February 2023, our Board of Directors approved a share repurchase program (our “Share Repurchase Program”), pursuant to which we are authorized to repurchase up to $3.0 billion of our common stock. Our Share Repurchase Program does not have an expiration date and can be discontinued at any time. During the six months ended June 30, 2023, we repurchased 538,505 shares of our common stock under our Share Repurchase Program for an aggregate of $161.1 million. As of June 30, 2023, a total of $2.8 billion remained authorized for future repurchases.

K.Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. During the three and six months ended June 30, 2023 and 2022, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions, except percentages)
Income before provision for income taxes	$1,161.5	$1,024.4	$2,053.0	$1,979.2
Provision for income taxes	$245.8	$213.9	$437.5	$406.6

Effective tax rate	21.2%	20.9%	21.3%	20.5%

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
Our effective tax rate was similar to the U.S. statutory rate for each of the three and six months ended June 30, 2023 and 2022.
We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2023 and December 31, 2022, we had $250.4 million and $208.5 million, respectively, of net unrecognized tax benefits, which would affect our tax rate if recognized.
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
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including a financial covenant to maintain subject to certain limited exceptions, a consolidated leverage ratio of 3.50 to 1.00, subject to an increase to 4.00 to 1.00 following a material acquisition. As of June 30, 2023, we were in compliance with the covenants described above. The Credit Agreement also contains customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under outstanding loans.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Other Contingencies
We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for such contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. Other than our contingent consideration liabilities discussed in Note E, “Fair Value Measurements,” there were no material contingent liabilities accrued as of June 30, 2023 or December 31, 2022.

M.Additional Cash Flow Information
The cash, cash equivalents and restricted cash at the beginning and ending of each period presented in our condensed consolidated statements of cash flows consisted of the following:

	Six Months Ended June 30,
	2023		2022
	Beginning of period	End of period	Beginning of period	End of period
	(in millions)
Cash and cash equivalents	$10,504.0	$10,151.1	$6,795.0	$8,702.2
Prepaid expenses and other current assets	8.0	2.3	5.1	1.9
Cash, cash equivalents and restricted cash per condensed consolidated statement of cash flows	$10,512.0	$10,153.4	$6,800.1	$8,704.1

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
In addition, we are preparing for near-term launches of potential new products in sickle cell disease (“SCD”), beta thalassemia, CF and acute pain. We completed regulatory submissions in the U.S., E.U. and the United Kingdom (“U.K.”) for exagamglogene autotemcel (“exa-cel”) for the treatment of SCD and transfusion-dependent beta thalassemia (“TDT”). The exa-cel regulatory submissions for SCD and TDT are under review by the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) and the Medicines and Healthcare products Regulatory Agency (“MHRA”).
Financial Highlights

Revenues
In the second quarter of 2023, our net product revenues increased to $2.5 billion as compared to $2.2 billion in the second quarter of 2022 primarily due to the strong uptake of TRIKAFTA/KAFTRIO in multiple countries internationally and continued performance of TRIKAFTA in the U.S., including the launch of TRIKAFTA in children with CF 2 to 5 years of age.

Expenses
Our total research and development (“R&D”), acquired in-process research and development (“AIPR&D”), and selling, general and administrative (“SG&A”) expenses increased to $1.2 billion in the second quarter of 2023 as compared to $877.3 million in the second quarter of 2022. The increase was primarily due to the progression of several product candidates in mid- to late-stage clinical development, increased AIPR&D and costs to support global launches. Cost of sales was 12% of our net product revenues in each of the second quarter of 2023 and 2022, respectively.

Cash
Our total cash, cash equivalents and marketable securities increased to $12.6 billion as of June 30, 2023 as compared to $10.9 billion as of December 31, 2022 primarily due to our net product revenues and operating cash flows partially offset by our upfront payments to Entrada Therapeutics, Inc. (“Entrada”) and CRISPR Therapeutics AG (“CRISPR”), repurchases of our common stock, and income tax payments.

Note: Charts above may not add due to rounding.
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
•The European Commission approved ORKAMBI in children with CF 1 year to less than 2 years of age with two copies of the F508del mutation in the CFTR gene.
•The FDA approved KALYDECO in children with CF from 1 month to less than 4 months of age. We have submitted marketing authorization applications (“MAAs”) to the EMA in the E.U., the MHRA in the U.K., and Health Canada for the use of KALYDECO in children with CF from 1 month to less than 4 months of age.
•The FDA approved TRIKAFTA in children with CF 2 to 5 years of age with at least one F508del mutation in the CFTR gene or a mutation in the CFTR gene that is responsive to TRIKAFTA. We have completed regulatory submissions with the EMA, the MHRA, Health Canada, and the Therapeutic Goods Administration in Australia for the use of KAFTRIO/TRIKAFTA in children with CF 2 to 5 years of age.
Potential Near-Term Launch Opportunities
We are preparing for the following near-term launches of potential new products:
Exa-cel in SCD and TDT
•In the U.S., the FDA accepted the Biologics License Applications (“BLAs”) for exa-cel in SCD and TDT, and assigned Prescription Drug User Fee Act action dates of December 8, 2023 for SCD and March 30, 2024 for TDT. The FDA granted Priority Review for the BLA for exa-cel in SCD. The FDA has indicated that they plan to hold an advisory committee meeting for exa-cel. Exa-cel has been granted Fast Track, Regenerative Medicine Advanced Therapy, Orphan Drug and Rare Pediatric Disease designations in the U.S.
•The EMA and MHRA are reviewing the MAAs for exa-cel in SCD and TDT in the E.U. and U.K. In the E.U., exa-cel has been granted Priority Medicines (“PRIME”) and Orphan Drug designations. In the U.K., exa-cel has been granted an Innovation Passport under the Innovative Licensing and Access Pathway from the MHRA.
•Dosing continues in the Phase 1/2/3 CLIMB-111 and CLIMB-121 clinical trials evaluating exa-cel. We continue to enroll and follow patients in the CLIMB-131 long-term follow-up clinical trial.

Vanzacaftor/tezacaftor/deutivacaftor in CF
•In the fourth quarter of 2022, we completed enrollment in the pivotal SKYLINE 102 and SKYLINE 103 clinical trials, which evaluate the efficacy and safety of our new once-daily investigational triple combination vanzacaftor/tezacaftor/deutivacaftor relative to TRIKAFTA in people with CF 12 years of age and older. We have recently completed enrollment in the clinical trial evaluating vanzacaftor/tezacaftor/deutivacaftor in children with CF 6 to 11 years of age, known as the RIDGELINE trial. We expect to complete the SKYLINE and RIDGELINE clinical trials by the end of 2023.
VX-548 in Acute Pain
•We continue to enroll the Phase 3 pivotal program, including two randomized controlled clinical trials in abdominoplasty and bunionectomy and a single arm safety and effectiveness clinical trial, evaluating our lead compound, VX-548, for the treatment of moderate to severe acute pain. We expect to complete the pivotal program in late 2023.
•In the U.S., VX-548 has been granted Breakthrough Therapy and Fast Track designations for moderate to severe acute pain.
Pipeline
We continue to advance a diversified pipeline of potentially transformative small molecule, mRNA, cell and genetic therapies aimed at treating serious diseases. Recent and anticipated progress in activities supporting these efforts is included below.
Cystic Fibrosis
•In collaboration with Moderna, we are developing VX-522, a CFTR mRNA therapeutic for the treatment of people with CF who do not produce any CFTR protein. We are enrolling people with CF in a single-ascending dose clinical trial for VX-522. We expect to complete this single-ascending dose clinical trial and initiate a multiple-ascending dose clinical trial in 2023. In the U.S., the FDA has granted Fast Track designation for VX-522.
•We are also advancing additional CFTR modulators with the goal of bringing more patients to carrier levels of sweat chloride.
Beta Thalassemia and Sickle Cell Disease
•We are evaluating the use of exa-cel, a non-viral ex vivo CRISPR gene-editing therapy, for the treatment of SCD and TDT.
•We continue to enroll and dose patients in two global Phase 3 clinical trials evaluating exa-cel in children with SCD or TDT 5 to 11 years of age.
•We continue to work on preclinical assets for gentler conditioning for exa-cel, which could broaden the eligible patient population.
Acute and Neuropathic Pain
•We have discovered multiple selective small molecule inhibitors of NaV1.8, with the objective of creating a new class of pain medicines that provide effective non-opioid pain relief, without abuse potential.
•We have completed enrollment and are continuing to dose patients in a Phase 2 dose-ranging clinical trial evaluating VX-548 in patients with diabetic peripheral neuropathy, a common form of chronic peripheral neuropathic pain. We expect to complete this clinical trial in late 2023.
•We are also advancing multiple NaV1.7 inhibitors through research and earlier stages of development for pain.

APOL1-Mediated Kidney Disease
•Inaxaplin is our small molecule for the treatment of APOL1-mediated kidney disease (“AMKD”), including APOL1-mediated focal segmental glomerulosclerosis (“FSGS”). We continue to enroll and dose patients in the pivotal program for inaxaplin, a single Phase 2/3 clinical trial in patients with AMKD, and we expect to complete the Phase 2B dose-ranging portion of the trial in 2023.
•The FDA granted Breakthrough Therapy designation to inaxaplin for APOL1-mediated FSGS and the EMA granted Orphan Drug and PRIME designations to inaxaplin for AMKD.
Type 1 Diabetes
•VX-880 is a stem cell-derived, fully differentiated, insulin-producing islet cell replacement therapy, using standard immunosuppression to protect the implanted cells. A clinical trial is ongoing to evaluate VX-880 as a potential treatment for type 1 diabetes (“T1D”), and proof-of-concept has been achieved. We completed enrollment and dosing in Part B of the Phase 1/2 clinical trial. We have initiated Part C of the trial, with concurrent dosing at the full target dose, with trial sites currently active in the U.S., Canada, Norway, Switzerland, the Netherlands and France. The EMA granted PRIME designation to VX-880.
•We continue to advance additional programs in T1D, in which these same stem cell-derived, fully differentiated, insulin-producing islet cells are encapsulated and implanted in an immunoprotective device or are modified to produce hypoimmune cells with the goal of eliminating the need for immunosuppression. We are enrolling patients with T1D in a Phase 1/2 clinical trial evaluating VX-264, the cells and device program, in the U.S., Canada and the Netherlands. We expect to activate additional global sites in the coming months. We have dosed the first patient in Part A of the clinical trial.
•Our hypoimmune cell program uses CRISPR/Cas9 technology to gene edit the same stem cell-derived, fully differentiated islets used in the VX-880 and VX-264 programs. The goal is to cloak the cells from the immune system to explore another possible path to eliminate the need for immunosuppressive therapy. This program continues to progress through the research stage.
•We recently announced a strategic agreement with Lonza to support the manufacture of our portfolio of investigational stem cell-derived, fully differentiated, insulin-producing islet cell therapy. This agreement is expected to help accelerate the development and commercialization of our cell therapy products for T1D.
Alpha-1 Antitrypsin Deficiency
•We are working to address the underlying genetic cause of alpha-1 antitrypsin (“AAT”) deficiency (“AATD”). We are developing novel small molecule correctors of Z-AAT protein folding, with the goal of enabling the secretion of functional AAT into the blood and addressing both the lung and the liver aspects of AATD. We continue to enroll and dose healthy volunteers in a Phase 1 clinical trial evaluating VX-634, which is the first in a series of next-wave investigational molecules with significantly improved potency and drug-like properties as compared to our previous AAT correctors. We expect to complete enrollment and dosing in this clinical trial in 2023.
•We are enrolling and dosing patients in a second Phase 2 clinical trial of VX-864, a first-generation AAT corrector, to assess the impact of longer-term treatment on the liver, as well as the levels of functional AAT in the plasma. We expect to complete enrollment in this Phase 2 clinical trial in 2023.
Muscular Dystrophies
•We are advancing preclinical assets in muscular dystrophies, including Duchenne muscular dystrophy (“DMD”) and myotonic dystrophy type 1 (“DM1”).
Investments in External Innovation
•As part of the collaboration with CRISPR on hypoimmune cells for T1D, we achieved a research milestone in the second quarter of 2023, resulting in a $70 million milestone payable to CRISPR.

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
Collaboration and In-Licensing Arrangements
We enter into arrangements with third parties, including collaboration and licensing arrangements, for the development, manufacture and commercialization of products, product candidates and other technologies that have the potential to complement our ongoing research and development efforts. Over the last several years, we entered into collaboration agreements with a number of companies, including Arbor Biotechnologies, Inc., CRISPR, Entrada, ImmunoGen, Inc., Mammoth Biosciences, Inc., Moderna, Inc., Obsidian Therapeutics, Inc., and Verve Therapeutics, Inc. Generally, when we in-license a technology or product candidate, we make upfront payments to the collaborator, assume the costs of the program and/or agree to make contingent payments, which could consist of milestone, royalty and option payments. Most of these collaboration payments are expensed as AIPR&D; however, depending on many factors, including the structure of the collaboration, the stage of development of the acquired technology, the significance of the in-licensed product candidate to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. We expect to continue to identify and evaluate collaboration and licensing opportunities that may be similar to or different from the collaborations and licenses that we have engaged in previously.
In February 2023, we closed our strategic collaboration and licensing agreement with Entrada. Upon closing, we made an upfront payment of $225.1 million to Entrada, and purchased $24.9 million of Entrada’s common stock.
In March 2023, we entered into a non-exclusive license agreement for the use of CRISPR’s CRISPR-Cas9 gene-editing technology to accelerate the development of our hypoimmune cell therapies for T1D, and made a $100.0 million upfront payment to CRISPR. In the second quarter of 2023, we achieved a research milestone that will result in a $70.0 million payment to CRISPR in the third quarter of 2023.
Acquired In-Process Research and Development Expenses
In the first half of 2023 and 2022, our AIPR&D included $457.6 million and $63.9 million, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including the collaborations, licenses of third-party technologies, and asset acquisitions described above.
Out-License Agreements
We also have out-licensed internally developed programs to collaborators who are leading the development of these programs. Pursuant to these out-licensing arrangements, our collaborators are responsible for the research, development, and commercialization costs associated with these programs, and we are entitled to receive contingent milestone and/or royalty payments. As a result, we do not expect to incur significant expenses in connection with these programs and have the potential for future collaborative and royalty revenues resulting from these programs. None of our out-license agreements had a significant impact on our condensed consolidated statement of income during the first half of 2023 and 2022.
Strategic Equity Investments
In connection with our business development activities, we have periodically made equity investments in our collaborators. As of June 30, 2023, we held strategic equity investments in certain public and private companies, and we expect to make additional strategic equity investments in the future. We invest the majority of our cash, cash equivalents and marketable securities in instruments that meet specific credit quality standards and limit our exposure to any one issue or type of instrument. Our strategic equity investments are maintained and managed separately from our other cash, cash equivalents and marketable securities. As discussed below in “Other Income (Expense), Net” in our Results of Operations, any changes in the fair value of equity investments with readily determinable fair values (including publicly traded securities) are recorded to other income (expense), net in our condensed consolidated statement of income.

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except percentages and per share amounts)
Product revenues, net	$2,493.2	$2,196.2	14%	$4,868.0	$4,293.7	13%
Operating costs and expenses	1,466.8	1,089.9	35%	3,062.6	2,146.5	43%
Income from operations	1,026.4	1,106.3	(7)%	1,805.4	2,147.2	(16)%
Other non-operating income (expense), net	135.1	(81.9)	**	247.6	(168.0)	**
Provision for income taxes	245.8	213.9	15%	437.5	406.6	8%
Net income	$915.7	$810.5	13%	$1,615.5	$1,572.6	3%

Net income per diluted common share	$3.52	$3.13		$6.21	$6.09
Diluted shares used in per share calculations	260.4	258.7		260.3	258.3
				** Not meaningful
Product Revenues, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except percentages)
TRIKAFTA/KAFTRIO	$2,240.4	$1,893.2	18%	$4,337.1	$3,654.8	19%
KALYDECO	125.3	138.7	(10)%	250.3	277.7	(10)%
ORKAMBI	96.3	121.6	(21)%	218.8	253.7	(14)%
SYMDEKO/SYMKEVI	31.2	42.7	(27)%	61.8	107.5	(43)%
Product revenues, net	$2,493.2	$2,196.2	14%	$4,868.0	$4,293.7	13%
In the second quarter and first half of 2023, our net product revenues increased by $297.0 million and $574.3 million, or 14% and 13%, as compared to the second quarter and first half of 2022, respectively, primarily due to the strong uptake of TRIKAFTA/KAFTRIO in multiple countries internationally and the continued performance of TRIKAFTA in the U.S., including the launch of TRIKAFTA in children with CF 2 to 5 years of age. Decreases in revenues for our products other than TRIKAFTA/KAFTRIO were primarily the result of patients switching from these medicines to TRIKAFTA/KAFTRIO.
Our net product revenues from the U.S. and from ex-U.S. markets were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except percentages)
United States	$1,507.8	$1,415.1	7%	$2,911.6	$2,783.3	5%
ex-U.S.	985.4	781.1	26%	1,956.4	1,510.4	30%
Product revenues, net	$2,493.2	$2,196.2	14%	$4,868.0	$4,293.7	13%

Operating Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except percentages)
Cost of sales	$308.6	$261.8	18%	$575.5	$507.6	13%
Research and development expenses	785.7	600.1	31%	1,528.3	1,201.2	27%
Acquired in-process research and development expenses	110.5	61.9	**	457.6	63.9	**
Selling, general and administrative expenses	262.6	215.3	22%	503.7	430.5	17%
Change in fair value of contingent consideration	(0.6)	(49.2)	**	(2.5)	(56.7)	**
Total costs and expenses	$1,466.8	$1,089.9	35%	$3,062.6	$2,146.5	43%
				** Not meaningful
Cost of Sales
Our cost of sales primarily consists of third-party royalties payable on net sales of our products as well as the cost of producing inventories. Pursuant to our agreement with the Cystic Fibrosis Foundation our tiered third-party royalties on sales of TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, KALYDECO, and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens, with lower royalties on sales of TRIKAFTA/KAFTRIO than for our other products. Over the last several years, our cost of sales has been increasing due to increased net product revenues. Our cost of sales as a percentage of our net product revenues was 12% in each of the second quarter and six months ended 2023 and 2022.
Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except percentages)
Research expenses	$170.7	$160.9	6%	$337.5	$304.7	11%
Development expenses	615.0	439.2	40%	1,190.8	896.5	33%
Total research and development expenses	$785.7	$600.1	31%	$1,528.3	$1,201.2	27%
Our research and development expenses include internal and external costs incurred for research and development of our products and product candidates. We do not assign our internal costs, such as salary and benefits, stock-based compensation expense, laboratory supplies and other direct expenses and infrastructure costs, to individual products or product candidates, because the employees within our research and development groups typically are deployed across multiple research and development programs. We assign external costs of services provided to us by clinical research organizations and other outsourced research by individual program. Our internal costs are greater than our external costs. All research and development costs for our products and product candidates are expensed as incurred.
Since January 2021, we have incurred approximately $7.7 billion in total research and development and AIPR&D expenses associated with product discovery and development. The successful development of our product candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the product candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict.

Therefore, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available.
Any estimates regarding development and regulatory timelines for our product candidates are highly subjective and subject to change. Therefore, we cannot make a meaningful estimate regarding when, or if, a clinical development program will generate revenues and cash flows.
Research Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except percentages)
Research Expenses:
Salary and benefits	$45.7	$38.1	20%	$91.2	$78.3	16%
Stock-based compensation expense	18.5	19.5	(5)%	38.7	42.4	(9)%
Outsourced services and other direct expenses	60.6	44.0	38%	114.2	83.5	37%
Intangible asset impairment charge	—	13.0	**	—	13.0	**
Infrastructure costs	45.9	46.3	(1)%	93.4	87.5	7%
Total research expenses	$170.7	$160.9	6%	$337.5	$304.7	11%
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
Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except percentages)
Development Expenses:
Salary and benefits	$142.3	$101.0	41%	$286.5	$210.9	36%
Stock-based compensation expense	56.0	50.0	12%	112.1	107.5	4%
Outsourced services and other direct expenses	329.1	210.6	56%	624.4	423.3	48%
Infrastructure costs	87.6	77.6	13%	167.8	154.8	8%
Total development expenses	$615.0	$439.2	40%	$1,190.8	$896.5	33%
Our development expenses increased by $175.8 million and $294.3 million, or 40% and 33%, in the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, respectively, primarily due to increased costs to support clinical trials and drug supply associated with our advancing pipeline programs, including in pain, our CF triple combination of vanzacaftor/tezacaftor/deutivacaftor, exa-cel and T1D. We are investing significantly in internal headcount, leveraging outsourced services, and in infrastructure to support these programs.

Acquired In-process Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except percentages)
Acquired in-process research and development expenses	$110.5	$61.9	**	$457.6	$63.9	**
				** Not meaningful
AIPR&D in the second quarter of 2023 was primarily related to the $70.0 million T1D research milestone payable to CRISPR and various other milestones. AIPR&D in the first half of 2023 also included our upfront payments of $225.1 million to Entrada and $100.0 million to CRISPR from the first quarter of 2023. AIPR&D in the first half of 2022 was primarily related to a $60.0 million payment to Catalyst to acquire their complement portfolio and related intellectual property. Our AIPR&D has historically fluctuated, and is expected to continue to fluctuate, from one period to another due to upfront, contingent milestone, and other payments pursuant to our existing and future business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions.
Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in millions, except percentages)
Selling, general and administrative expenses	$262.6	$215.3	22%	$503.7	$430.5	17%
Selling, general and administrative expenses increased by 22% and 17% in the second quarter and first half of 2023 as compared to the second quarter and first half of 2022, respectively, primarily due to the continued investment to support the commercialization of our medicines and increased support for our pipeline product candidates.
Contingent Consideration
The fair value of our contingent consideration decreased by $0.6 million and $2.5 million in the second quarter and first half of 2023, respectively. The fair value of our contingent consideration decreased by $49.2 million and $56.7 million in the second quarter and first half of 2022, respectively, primarily as a result of a revision to the scope of certain gene-editing programs in the second quarter of 2022.
Other Non-Operating Income (Expense), Net
Interest Income
Interest income increased to $144.7 million and $267.3 million in the second quarter and first half of 2023, respectively, as compared to $10.8 million and $12.4 million in the second quarter and first half of 2022, respectively, primarily due to increased market interest rates and increased cash equivalents and available-for-sale debt securities. Our future interest income is dependent on the amount of, and prevailing market interest rates on, our outstanding cash equivalents and available-for-sale debt securities.
Interest Expense
Interest expense was $11.2 million and $14.6 million in the second quarter of 2023 and 2022, respectively, and $22.6 million and $29.5 million in the first half of 2023 and 2022, respectively. The majority of our interest expense in these periods was related to imputed interest expense associated with our leased corporate headquarters in Boston.
Other Income (Expense), Net
Other income (expense), net was income of $1.6 million and expense of $78.1 million in the second quarter of 2023 and 2022, respectively, and income of $2.9 million and expense of $150.9 million in the first half of 2023 and 2022, respectively.

The vast majority of these amounts relate to net unrealized gains or losses resulting from changes in the fair value of our strategic equity investments. As of June 30, 2023, the fair value of our investments in publicly traded companies was $52.6 million. To the extent that we continue to hold strategic equity investments in publicly traded companies, we will record other income (expense) related to these investments on a quarterly basis. We expect that due to the volatility of the stock price of biotechnology companies, our other income (expense), net will fluctuate in future periods based on increases or decreases in the fair value of our strategic equity investments.
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
We recorded provisions for income taxes of $245.8 million and $213.9 million in the second quarter of 2023 and 2022, respectively, and $437.5 million and $406.6 million in the first half of 2023 and 2022, respectively. Our effective tax rates of 21.3% and 20.5% in the first half of 2023 and 2022, respectively, were similar to the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023	As of December 31, 2022	Change
	(in millions, except percentages)
Total cash, cash equivalents and marketable securities	$12,593.6	$10,890.7	16%
Working Capital:
Total current assets	$13,872.9	$13,234.8	5%
Total current liabilities	(3,352.1)	(2,742.1)	22%
Total working capital	$10,520.8	$10,492.7	—%
Working Capital
As of June 30, 2023, total working capital was $10.5 billion, which represented an increase of $28.1 million from $10.5 billion as of December 31, 2022. Our total working capital as of June 30, 2023 was similar to our working capital as of December 31, 2022 primarily due to $2.0 billion of cash provided by operations mostly offset by increased investment in long-term marketable securities and repurchases of our common stock.
Cash Flows

	Six Months Ended June 30,
	2023	2022
	(in millions)
Net cash provided by (used in):
Operating activities	$2,034.3	$2,096.0
Investing activities	$(2,137.5)	$(112.5)
Financing activities	$(277.4)	$(47.7)
Operating Activities
Cash provided by operating activities were $2.0 billion in the first half of 2023 as compared to $2.1 billion in the first half of 2022, driven primarily by net income of $1.6 billion for each of the first half of 2023 and 2022.

Investing Activities
Cash used in investing activities were $2.1 billion and $112.5 million in the first half of 2023 and 2022, respectively. In the first half of 2023, the largest portion of our investing activities were purchases of marketable securities. In the first half of 2022, the largest portion of our investing activities were purchases of property and equipment.
Financing Activities
Cash used in financing activities were $277.4 million and $47.7 million in the first half of 2023 and 2022, respectively. In the first half of 2023, the largest portions of our financing activities were payments related to our employee stock benefit plans and repurchases of our common stock pursuant to our Share Repurchase Program. In the first half of 2022, the largest portion of our financing activities were payments related to our employee stock benefit plans.
Sources and Uses of Liquidity
As of June 30, 2023, we had total cash, cash equivalents and marketable securities of $12.6 billion, which represented an increase of $1.7 billion from $10.9 billion as of December 31, 2022. We intend to rely on our existing cash, cash equivalents and marketable securities together with cash flows from product sales as our primary source of liquidity.
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
Credit Facilities & Financing Strategy
We may borrow up to a total of $500.0 million pursuant to a revolving credit facility that we entered into in July 2022 and could repay and reborrow amounts under this revolving credit agreement without penalty. Subject to certain conditions, we could request that the borrowing capacity be increased by an additional $500.0 million, for a total of $1.0 billion. Negative covenants in our credit agreement could prohibit or limit our ability to access this source of liquidity. As of June 30, 2023, the facility was undrawn, and we were in compliance with these covenants.
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
•Facility, operating and finance lease obligations.
•Royalties we pay to the Cystic Fibrosis Foundation on sales of our CF products.
•Cash paid for income taxes.
In addition, we have significant potential future capital requirements including:
•We have entered into certain business development-related and strategic agreements with third parties that include the funding of certain research, development, manufacturing and commercialization efforts. Certain of our transactions, including collaborations, licensing arrangements, and asset acquisitions, include the potential for future milestone and royalty payments by us upon the achievement of pre-established developmental and regulatory targets and/or commercial targets. Other transactions include the potential for future lease-related expenses and other costs.

Our obligation to fund these research and development and commercialization efforts and to pay these potential milestones, expenses and royalties is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause their discontinuance. We may enter into additional business development transactions and strategic agreements, including acquisitions, collaborations, licensing arrangements and equity investments, that require additional capital.
•To the extent we borrow amounts under our existing credit agreement, we would be required to repay any outstanding principal amounts in 2027.
•As of June 30, 2023, we had $2.8 billion remaining authorization available under our Share Repurchase Program.
There have not been any material changes to our future capital requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission, or SEC, on February 10, 2023.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the six months ended June 30, 2023, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 10, 2023.

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management (under the supervision and with the participation of our chief executive officer and chief financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, as of June 30, 2023 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•our expectations regarding our clinical trials and pipeline programs, including expectations for patient enrollment, development timelines, the expected timing of data from our ongoing and planned clinical trials, regulatory authority filings and other submissions for our therapies, and communications with regulatory authorities, including the FDA’s plan to hold an advisory committee meeting for exa-cel;
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
•the potential benefits and therapeutic scope of our acquisitions and collaborations, including the expectation that the strategic agreement with Lonza will accelerate the development and commercialization of our cell therapy products for T1D;
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
In February 2023, our Board of Directors approved a share repurchase program (our “Share Repurchase Program”), pursuant to which we are authorized to repurchase up to $3.0 billion of our common stock. Our Share Repurchase Program does not have an expiration date and can be discontinued at any time. The table set forth below shows repurchases of securities by us during the three months ended June 30, 2023 under our Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2023 to April 30, 2023	59,066	$320.24	59,066	$2,845,498,222
May 1, 2023 to May 31, 2023	11,902	$323.75	11,902	$2,841,644,990
June 1, 2023 to June 30, 2023	8,520	$322.70	8,520	$2,838,895,549
Total	79,488	$321.03	79,488	$2,838,895,549
(1) Under our Share Repurchase Program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the Securities and Exchange Commission.

Item 5.     Other Information
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The following table describes the written plans for the sale of our securities adopted by our executive officers and directors during the second quarter of 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (each, a “Trading Plan”).

Name and Title	Date of Adoption of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
David Altshuler EVP, Global Research and Chief Scientific Officer	5/10/2023	5/17/2024	32,896(2)
Carmen Bozic EVP, Global Medicines Development and Medical Affairs, Chief Medical Officer	5/30/2023	1/31/2024	33,905
Amit Sachdev EVP, Chief Patient Officer	5/9/2023	5/20/2024	40,128(2)
Ourania Tatsis EVP, Chief Regulatory and Quality Officer	5/9/2023	5/1/2024	11,783(2)
Sangeeta Bhatia Director	5/10/2023	5/10/2024	1,194
Terrence Kearney Director	5/9/2023	12/29/2023	10,000
(1) A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.
(2) Does not include shares of common stock that may be withheld for taxes at future vesting dates.

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

Vertex Pharmaceuticals Incorporated

August 2, 2023	By:	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Chief Financial Officer (principal financial officer and duly authorized officer)