Form 10-Q
period 2024-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2024-05-07
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	258,053,387	Outstanding at April 30, 2024

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024

“Vertex,” “we,” “us,” and “our” as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.
“Vertex®,” “KALYDECO®,” “ORKAMBI®,” “SYMDEKO®,” “SYMKEVI®,” “TRIKAFTA®,” “KAFTRIO®,” and CASGEVY™” are registered trademarks of Vertex. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.
We use the brand name for our products when we refer to the product that has been approved and with respect to the indications on the approved label. Otherwise, including in discussions of our development programs, we refer to our compounds and therapies by their scientific (or generic) name or VX developmental designation.

Part I. Financial Information
Item 1.  Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Income
(in millions, except per share amounts)(unaudited)

	Three Months Ended March 31,
	2024	2023
Product revenues, net	$2,690.6	$2,374.8
Costs and expenses:
Cost of sales	342.6	266.9
Research and development expenses	789.1	742.6
Acquired in-process research and development expenses	76.8	347.1
Selling, general and administrative expenses	342.7	241.1
Change in fair value of contingent consideration	(0.1)	(1.9)
Total costs and expenses	1,551.1	1,595.8
Income from operations	1,139.5	779.0
Interest income	181.2	122.6
Interest expense	(10.4)	(11.4)
Other (expense) income, net	(31.2)	1.3
Income before provision for income taxes	1,279.1	891.5
Provision for income taxes	179.5	191.7
Net income	$1,099.6	$699.8

Net income per common share:
Basic	$4.26	$2.72
Diluted	$4.21	$2.69
Shares used in per share calculations:
Basic	258.2	257.4
Diluted	261.1	260.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income
(in millions)(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$1,099.6	$699.8
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale debt securities, net of tax of $5.4 and $(0.8), respectively	(19.7)	2.9
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $(12.3) and $7.4, respectively	44.5	(26.8)
Foreign currency translation adjustment	6.8	10.0
Total other comprehensive income (loss)	31.6	(13.9)
Comprehensive income	$1,131.2	$685.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(in millions, except share data)(unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$9,158.0	$10,369.1
Marketable securities	1,013.3	849.2
Accounts receivable, net	1,793.2	1,563.4
Inventories	813.1	738.8
Prepaid expenses and other current assets	511.1	623.7
Total current assets	13,288.7	14,144.2
Property and equipment, net	1,172.8	1,159.3
Goodwill	1,088.0	1,088.0
Other intangible assets, net	834.9	839.9
Deferred tax assets	1,963.0	1,812.1
Operating lease assets	312.9	293.6
Long-term marketable securities	4,381.4	2,497.8
Other assets	875.7	895.3
Total assets	$23,917.4	$22,730.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$351.4	$364.9
Accrued expenses	2,795.9	2,655.3
Other current liabilities	648.6	527.2
Total current liabilities	3,795.9	3,547.4
Long-term finance lease liabilities	361.5	376.1
Long-term operating lease liabilities	359.8	348.6
Other long-term liabilities	853.6	877.7
Total liabilities	5,370.8	5,149.8
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 258,296,249 and 257,695,221 shares issued and outstanding, respectively	2.6	2.6
Additional paid-in capital	7,284.7	7,449.7
Accumulated other comprehensive income (loss)	17.3	(14.3)
Retained earnings	11,242.0	10,142.4
Total shareholders’ equity	18,546.6	17,580.4
Total liabilities and shareholders’ equity	$23,917.4	$22,730.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity
(in millions)(unaudited)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	257.0	$2.6	$7,386.5	$0.8	$6,522.8	$13,912.7
Other comprehensive loss, net of tax	—	—	—	(13.9)	—	(13.9)
Net income	—	—	—	—	699.8	699.8
Repurchases of common stock	(0.5)	(0.0)	(135.6)	—	—	(135.6)
Common stock withheld for employee tax obligations	(0.6)	(0.0)	(166.6)	—	—	(166.6)
Issuance of common stock under benefit plans	1.6	0.0	13.1	—	—	13.1
Stock-based compensation expense	—	—	122.8	—	—	122.8
Balance at March 31, 2023	257.5	$2.6	$7,220.2	$(13.1)	$7,222.6	$14,432.3

Balance at December 31, 2023	257.7	$2.6	$7,449.7	$(14.3)	$10,142.4	$17,580.4
Other comprehensive income, net of tax	—	—	—	31.6	—	31.6
Net income	—	—	—	—	1,099.6	1,099.6
Repurchases of common stock	(0.3)	(0.0)	(140.4)	—	—	(140.4)
Common stock withheld for employee tax obligations	(0.6)	(0.0)	(233.5)	—	—	(233.5)
Issuance of common stock under benefit plans	1.5	0.0	15.9	—	—	15.9
Stock-based compensation expense	—	—	193.0	—	—	193.0
Balance at March 31, 2024	258.3	$2.6	$7,284.7	$17.3	$11,242.0	$18,546.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(in millions)(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$1,099.6	$699.8
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	191.9	122.4
Depreciation and amortization expense	53.5	38.8
Deferred income taxes	(158.3)	(113.4)
Losses (gains) on equity securities	27.0	(6.4)
Decrease in fair value of contingent consideration	(0.1)	(1.9)
Other non-cash items, net	(36.3)	21.7
Changes in operating assets and liabilities:
Accounts receivable, net	(251.6)	(90.5)
Inventories	(80.1)	(82.6)
Prepaid expenses and other assets	99.2	46.2
Accounts payable	0.1	35.7
Accrued expenses	194.1	140.7
Other liabilities	167.6	89.4
Net cash provided by operating activities	1,306.6	899.9
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(2,598.5)	(1,816.6)
Sales and maturities of available-for-sale debt securities	710.5	50.0
Purchases of property and equipment	(68.4)	(42.1)
Net payments related to finite-lived intangible assets	(180.0)	—
Investment in equity securities	—	(24.9)
Net cash used in investing activities	(2,136.4)	(1,833.6)
Cash flows from financing activities:
Issuances of common stock under benefit plans	16.9	14.2
Repurchases of common stock	(131.2)	(132.8)
Payments in connection with common stock withheld for employee tax obligations	(233.5)	(166.6)
Payments on finance leases	(13.2)	(10.6)
Other financing activities	3.5	1.1
Net cash used in financing activities	(357.5)	(294.7)
Effect of changes in exchange rates on cash	(15.6)	12.0
Net decrease in cash, cash equivalents and restricted cash	(1,202.9)	(1,216.4)
Cash, cash equivalents and restricted cash—beginning of period	10,372.3	10,512.0
Cash, cash equivalents and restricted cash—end of period	$9,169.4	$9,295.6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$34.8	$120.3
Cash paid for interest	$10.0	$11.1
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
Certain information and footnote disclosures normally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”) have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of income for the interim periods ended March 31, 2024 and 2023.
The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023, which are contained in our 2023 Annual Report on Form 10-K.
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
Recently Adopted Accounting Standards
As noted in Note A, “Nature of Business and Accounting Policies,” in our 2023 Annual Report on Form 10-K, we did not adopt any accounting standards that had a significant impact on our consolidated financial statements in the three years ended December 31, 2023.
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
Summary of Significant Accounting Policies
Our significant accounting policies are described in Note A, “Nature of Business and Accounting Policies,” in our 2023 Annual Report on Form 10-K.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
B.Revenue Recognition
Disaggregation of Revenue
Revenues by Product
“Product revenues, net” consisted of the following:

	Three Months Ended March 31,
	2024	2023

	(in millions)
TRIKAFTA/KAFTRIO	$2,483.6	$2,096.7
Other CF products	207.0	278.1
Total product revenues, net	$2,690.6	$2,374.8
Product Revenues by Geographic Location
“Product revenues, net” by geographic region, based on the location of the customer, consisted of the following:

	Three Months Ended March 31,
	2024	2023

	(in millions)
United States	$1,519.9	$1,403.8
Outside of the United States
Europe	967.4	807.2
Other	203.3	163.8
Total product revenues outside of the United States	1,170.7	971.0
Total product revenues, net	$2,690.6	$2,374.8
Contract Liabilities
We had contract liabilities of $275.8 million and $170.3 million as of March 31, 2024 and December 31, 2023, respectively, related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement we can receive for our cystic fibrosis (“CF”) products. Upon exceeding the annual reimbursement amount provided by the customer’s contract with us, our CF products are provided free of charge, which is a material right. These contracts include upfront payments and fees. If we estimate that we will exceed the annual reimbursement amount under a contract, we defer a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” Once the reimbursement limit has been reached, we recognize the deferred amount as revenue when we ship the free products. Our CF product revenue contracts include performance obligations that are one year or less.
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

C.Collaboration, License and Other Arrangements
We have entered into numerous agreements with third parties to collaborate on research, development and commercialization programs, license technologies, or acquire assets. Our “Acquired in-process research and development expenses” included $76.8 million and $347.1 million for the three months ended March 31, 2024 and 2023, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
collaborations, licenses of third-party technologies, and asset acquisitions that qualify as in-process research and development.
Our collaboration, licensing and asset acquisition agreements that had a significant impact on our financial statements for the three months ended March 31, 2024 and 2023, or were new or materially revised during the three months ended March 31, 2024, are described below. Additional agreements were described in Note B, “Collaboration, License and Other Arrangements,” of our 2023 Annual Report on Form 10-K.
In-license Agreements
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
In 2017, we entered into a joint development and commercialization agreement with CRISPR (the “CRISPR JDCA”), which we amended and restated in 2021, pursuant to the terms of the CRISPR Agreement. Under the CRISPR JDCA, we and CRISPR were co-developing and preparing to co-commercialize CASGEVY for the treatment of hemoglobinopathies, including treatments for severe sickle cell disease (“SCD”) and transfusion-dependent beta thalassemia.
Pursuant to the CRISPR JDCA, we lead global development, manufacturing and commercialization of CASGEVY, with support from CRISPR. We also conduct all research, development, manufacturing, and commercialization activities relating to other product candidates and products under the CRISPR JDCA throughout the world subject to CRISPR’s reserved right to conduct certain activities.
CASGEVY was approved by the U.S. Food and Drug Administration in December 2023 for the treatment of SCD. In connection with this approval, we made a $200.0 million milestone payment to CRISPR in January 2024, which we accrued to “Other current liabilities” and recorded within “Other intangible assets, net” on our consolidated balance sheet as of December 31, 2023. Subsequent to receiving marketing approval for CASGEVY, we continue to lead the research and development activities under the CRISPR JDCA, subject to CRISPR’s reserved right to conduct certain activities. We are reimbursed by CRISPR for its 40% share of these research and development activities, subject to certain adjustments, and we record this reimbursement from CRISPR as a credit within “Research and development expenses.” We also share with CRISPR 40% of the net commercial profits or losses incurred with respect to CASGEVY, subject to certain adjustments, which is recorded to “Cost of sales.” The net commercial profits or losses equal the sum of the product revenues, cost of sales and selling, general and administrative expenses that we have recognized related to the CRISPR JDCA.
In the three months ended March 31, 2024, we recognized net reimbursements from CRISPR pursuant to the CRISPR JDCA as credits to “Cost of sales” of $15.8 million, related to CRISPR’s share of the CRISPR JDCA’s net commercial loss, and to “Research and development expenses” of $11.7 million, related to CRISPR’s share of the CRISPR JDCA’s research and development activities.
Prior to receiving marketing approvals for CASGEVY in various markets beginning in December 2023, we accounted for the CRISPR JDCA as a cost-sharing arrangement, with costs incurred related to CASGEVY allocated 60% to us and 40% to CRISPR, subject to certain adjustments. In the three months ended March 31, 2023, we recognized net reimbursements from CRISPR as credits to “Research and development expenses” of $17.9 million and to “Selling, general and administrative expenses” of $5.8 million, related to CRISPR’s share of the CRISPR JDCA’s operating expenses.
CRISPR-Cas9 Gene-editing Hypoimmune Cell Therapies Agreement
In March 2023, we entered into a non-exclusive license agreement (the “CRISPR T1D Agreement”) for the use of CRISPR’s CRISPR-Cas9 gene-editing technology to accelerate the development of our hypoimmune cell therapies for type 1 diabetes (“T1D”). Pursuant to the CRISPR T1D Agreement, we made a $100.0 million upfront payment to CRISPR, and we determined that substantially all the fair value of our upfront payment was attributable to in-process research and development, for which there is no alternative future use, and that no substantive processes were acquired that would

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
constitute a business. CRISPR is eligible to receive up to an additional $160.0 million in research, development, regulatory and commercial milestones for any products that may result from the agreement, as well as royalties on resulting net product sales.
Entrada Therapeutics, Inc.
In February 2023, we closed a strategic collaboration and license agreement (the “Entrada Agreement”) with Entrada Therapeutics, Inc. (“Entrada”) focused on discovering and developing intracellular therapeutics for myotonic dystrophy type 1 (“DM1”). Upon closing, we made an upfront payment of $225.1 million to Entrada, and purchased $24.9 million of Entrada’s common stock in connection with the Entrada Agreement. We determined that substantially all the fair value of our upfront payment was attributable to in-process research and development, for which there is no alternative future use, and that no substantive processes were acquired that would constitute a business. We recorded the upfront payment to “Acquired in-process research and development expenses” in the three months ended March 31, 2023. We recorded the investment in Entrada’s common stock at fair value on our condensed consolidated balance sheet within “Marketable securities.” In the first quarter of 2024, Entrada earned a $75.0 million milestone, which we recorded to “Acquired in-process research and development expenses” in the three months ended March 31, 2024 and accrued to “Other current liabilities” as of March 31, 2024. Entrada is eligible to receive up to an additional $335.0 million in development, regulatory and commercial milestones for any products that may result from the Entrada Agreement, as well as royalties on resulting net product sales.
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

D.Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share for the periods ended:

	Three Months Ended March 31,
	2024	2023

	(in millions, except per share amounts)
Net income	$1,099.6	$699.8

Basic weighted-average common shares outstanding	258.2	257.4
Effect of potentially dilutive securities:
Restricted stock units (including performance-based restricted stock units (“PSUs”))	1.7	1.6
Stock options	1.2	1.3
Employee stock purchase program	0.0	0.0
Diluted weighted-average common shares outstanding	261.1	260.3

Basic net income per common share	$4.26	$2.72
Diluted net income per common share	$4.21	$2.69

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
We did not include the securities in the following table in the computation of the diluted net income per common share because the effect would have been anti-dilutive during each period:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Unvested restricted stock units (including PSUs)	—	0.6

E.Fair Value Measurements
The following fair value hierarchy is used to classify assets and liabilities based on observable inputs and unobservable inputs used to determine the fair value of our financial assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
The following tables set forth our financial assets and liabilities subject to fair value measurements by level within the fair value hierarchy:

	As of March 31, 2024				As of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(in millions)
Financial instruments carried at fair value (asset positions):
Cash equivalents	$5,865.3	$4,921.3	$944.0	$—	$7,033.9	$5,397.3	$1,636.6	$—
Marketable securities:
Corporate equity securities	43.4	43.4	—	—	46.0	46.0	—	—
U.S. Treasury securities	1,389.4	1,389.4	—	—	546.5	546.5	—	—
U.S. government agency securities	356.7	—	356.7	—	425.2	—	425.2	—
Asset-backed securities	792.6	—	792.6	—	306.0	—	306.0	—
Certificates of deposit	42.6	—	42.6	—	33.7	—	33.7	—
Corporate debt securities	2,632.2	—	2,632.2	—	1,802.8	—	1,802.8	—
Commercial paper	137.8	—	137.8	—	186.8	—	186.8	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	26.3	—	26.3	—	1.8	—	1.8	—
Total financial assets	$11,286.3	$6,354.1	$4,932.2	$—	$10,382.7	$5,989.8	$4,392.9	$—

Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(1.4)	$—	$(1.4)	$—	$(33.7)	$—	$(33.7)	$—
Other long-term liabilities:
Contingent consideration	(77.3)	—	—	(77.3)	(77.4)	—	—	(77.4)
Total financial liabilities	$(78.7)	$—	$(1.4)	$(77.3)	$(111.1)	$—	$(33.7)	$(77.4)
Please refer to Note F, “Marketable Securities and Equity Investments,” for the carrying amount and related unrealized gains (losses) by type of investment. Our cash equivalents primarily include money market funds and time deposits.
Fair Value of Corporate Equity Securities
We classify our investments in publicly traded corporate equity securities as “Marketable securities” on our condensed consolidated balance sheets. Generally, our investments in the common stock of publicly traded companies are valued based

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
on Level 1 inputs because they have readily determinable fair values. However, certain of our investments in publicly traded companies have been or continue to be valued based on Level 2 inputs due to transfer restrictions associated with these investments.
As of March 31, 2024, one of our investments in publicly traded corporate equity securities was subject to a contractual sales restriction expiring partially in 2024 and partially in 2025 with a total fair value of $23.0 million. We purchased this investment directly from the publicly traded company in the first quarter of 2023, and do not anticipate any circumstances that would cause this restriction to lapse prior to the periods listed above.
Please refer to Note F, “Marketable Securities and Equity Investments,” for further information on these investments.
Fair Value of Contingent Consideration
In 2019, we acquired Exonics Therapeutics, Inc. (“Exonics”), a privately-held company focused on creating transformative gene-editing therapies to repair mutations that cause Duchenne muscular dystrophy (“DMD”) and other severe neuromuscular diseases, including DM1. Our Level 3 contingent consideration liabilities are related to $678.3 million of development and regulatory milestones potentially payable to former Exonics equity holders. We base our estimates of the probability of achieving the milestones relevant to the fair value of contingent payments on industry data attributable to gene therapies and our knowledge of the progress and viability of the programs. The discount rates used in the valuation model for contingent payments, which were between 5.1% and 5.3% as of March 31, 2024, represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period.
The following table represents a rollforward of the fair value of our contingent consideration liabilities:

Three Months Ended March 31, 2024
(in millions)
Balance at December 31, 2023	$77.4
Decrease in fair value of contingent payments	(0.1)
Balance at March 31, 2024	$77.3

F.Marketable Securities and Equity Investments
A summary of our cash equivalents and marketable debt and equity securities, which are recorded at fair value, is shown below:

	As of March 31, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Cash equivalents	$5,865.3	$—	$—	$5,865.3	$7,033.9	$—	$—	$7,033.9
Marketable securities:
U.S. Treasury securities	1,395.1	1.1	(6.8)	1,389.4	544.5	3.0	(1.0)	546.5
U.S. government agency securities	357.7	0.1	(1.1)	356.7	424.8	0.9	(0.5)	425.2
Asset-backed securities	793.5	0.7	(1.6)	792.6	304.9	1.4	(0.3)	306.0
Certificates of deposit	42.6	0.0	(0.0)	42.6	33.7	0.0	(0.0)	33.7
Corporate debt securities	2,637.4	4.3	(9.5)	2,632.2	1,794.0	10.5	(1.7)	1,802.8
Commercial paper	137.9	0.0	(0.1)	137.8	186.8	0.1	(0.1)	186.8
Total marketable available-for-sale debt securities	5,364.2	6.2	(19.1)	5,351.3	3,288.7	15.9	(3.6)	3,301.0
Corporate equity securities	72.1	—	(28.7)	43.4	72.1	—	(26.1)	46.0
Total marketable securities	5,436.3	6.2	(47.8)	5,394.7	3,360.8	15.9	(29.7)	3,347.0
Total cash equivalents and marketable securities	$11,301.6	$6.2	$(47.8)	$11,260.0	$10,394.7	$15.9	$(29.7)	$10,380.9

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
Amounts in the table above at fair value were classified on our condensed consolidated balance sheets as follows:

	As of March 31, 2024	As of December 31, 2023

	(in millions)
Cash and cash equivalents	$5,865.3	$7,033.9
Marketable securities	1,013.3	849.2
Long-term marketable securities	4,381.4	2,497.8
Total	$11,260.0	$10,380.9
Marketable available-for-sale debt securities by contractual maturity were as follows:

	As of March 31, 2024	As of December 31, 2023

	(in millions)
Matures within one year	$969.9	$803.2
Matures after one year through five years	4,273.3	2,495.6
Matures after five years	108.1	2.2
Total	$5,351.3	$3,301.0
We did not record any allowances for credit losses to adjust the fair value of our marketable available-for-sale debt securities or gross realized gains or losses in the three months ended March 31, 2024 and 2023. Additionally, we did not record any realized gains or losses that were material to our condensed consolidated statements of income during the three months ended March 31, 2024 and 2023. As of March 31, 2024, we held marketable available-for-sale debt securities with a total fair value of $4.0 billion that were in unrealized loss positions totaling $19.1 million. Included in this amount were marketable available-for sale debt securities with a total fair value of $53.8 million and total unrealized loss of $0.4 million that had been in unrealized loss positions for greater than twelve months. We intend to hold these investments until maturity and do not expect to incur realized losses on these investments when they mature.
We record changes in the fair value of our investments in corporate equity securities to “Other (expense) income, net” in our condensed consolidated statements of income. During the three months ended March 31, 2024 and 2023, our net unrealized (losses) gains on corporate equity securities with readily determinable fair values held at the conclusion of each period were as follows:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Net unrealized (losses) gains	$(2.7)	$6.4

As of March 31, 2024, the carrying value of our equity investments without readily determinable fair values, which are recorded in “Other assets” on our condensed consolidated balance sheets, was $74.3 million. During the three months ended March 31, 2024, we reduced the carrying value of one of our equity investments without a readily determinable fair value by $24.3 million based on an observable change in price.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
G.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available-For-Sale Debt Securities	On Foreign Currency Forward Contracts	Total

	(in millions)
Balance at December 31, 2023	$1.1	$9.6	$(25.0)	$(14.3)
Other comprehensive income (loss) before reclassifications	6.8	(20.5)	47.2	33.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.8	(2.7)	(1.9)
Net current period other comprehensive income (loss)	6.8	(19.7)	44.5	31.6
Balance at March 31, 2024	$7.9	$(10.1)	$19.5	$17.3

Balance at December 31, 2022	$(25.0)	$(0.1)	$25.9	$0.8
Other comprehensive income (loss) before reclassifications	10.0	2.9	(9.6)	3.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(17.2)	(17.2)
Net current period other comprehensive income (loss)	10.0	2.9	(26.8)	(13.9)
Balance at March 31, 2023	$(15.0)	$2.8	$(0.9)	$(13.1)

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
We formally document the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as our risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we were to determine that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of March 31, 2024, all hedges were determined to be highly effective.
We consider the impact of our counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of March 31, 2024 and December 31, 2023, credit risk did not change the fair value of our foreign currency forward contracts.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the notional amount in U.S. dollars of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP:

	As of March 31, 2024	As of December 31, 2023

Foreign Currency	(in millions)
Euro	$1,305.5	$1,720.6
Canadian dollar	190.0	229.5
British pound sterling	186.4	225.0
Australian dollar	122.1	153.3
Swiss Franc	50.5	63.9
Total foreign currency forward contracts	$1,854.5	$2,392.3
Foreign currency forward contracts - Not designated as hedging instruments
We also enter into foreign currency forward contracts with contractual maturities of less than one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under U.S. GAAP. We recognize realized gains and losses for such contracts in “Other (expense) income, net” in our condensed consolidated statements of income each period. As of March 31, 2024, we did not have any outstanding foreign currency forward contracts where hedge accounting under U.S. GAAP was not applied.
During the three months ended March 31, 2024 and 2023, we recognized the following related to foreign currency forward contracts in our condensed consolidated statements of income:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$3.4	$22.0
Not designated as hedging instruments
Other (expense) income, net	$(2.4)	$3.6

Total reported in the Condensed Consolidated Statements of Income
Product revenues, net	$2,690.6	$2,374.8
Other (expense) income, net	$(31.2)	$1.3
The following table summarizes the fair value of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP included on our condensed consolidated balance sheets:

As of March 31, 2024
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value

(in millions)
Prepaid expenses and other current assets	$26.3	Other current liabilities	$(1.4)

As of December 31, 2023
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value

(in millions)
Prepaid expenses and other current assets	$1.8	Other current liabilities	$(33.7)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
As of March 31, 2024, we expect the amounts that are related to foreign exchange forward contracts designated as cash flow hedges under U.S. GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
We present the fair value of our foreign currency forward contracts on a gross basis within our condensed consolidated balance sheets. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under U.S. GAAP on our condensed consolidated balance sheets:

	As of March 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset

Foreign currency forward contracts	(in millions)
Total assets	$26.3	$—	$26.3	$(1.4)	$24.9
Total liabilities	(1.4)	—	(1.4)	1.4	—

	As of December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset

Foreign currency forward contracts	(in millions)
Total assets	$1.8	$—	$1.8	$(1.8)	$—
Total liabilities	(33.7)	—	(33.7)	1.8	(31.9)

I.Inventories
Inventories consisted of the following:

	As of March 31, 2024	As of December 31, 2023

	(in millions)
Raw materials	$95.7	$78.7
Work-in-process	601.8	525.1
Finished goods	115.6	135.0
Total	$813.1	$738.8
During the first quarter of 2024, following positive results we announced related to our two Phase 3 trials for suzetrigine (formerly VX-548) for acute pain and vanzacaftor/tezacaftor/deutivacaftor for CF, we began capitalizing inventories produced in preparation for our planned product launches. We made these determinations based on our evaluation, among other factors, the safety and efficacy results, and expected likelihood of regulatory approval and commercial success. Prior to the first quarter of 2024, we expensed inventoriable and related costs associated with these product candidates as “Research and development expenses.” As of March 31, 2024, these inventories were not material to our condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
J.Stock-based Compensation Expense and Share Repurchase Programs
Stock-based compensation expense
During the three months ended March 31, 2024 and 2023, we recognized the following stock-based compensation expense:

	Three Months Ended March 31,
	2024	2023

	(in millions)
Stock-based compensation expense by type of award:
Restricted stock units (including PSUs)	$187.2	$115.9
ESPP share issuances	5.8	5.5
Stock options	—	1.4
Stock-based compensation expense related to inventories	(1.1)	(0.4)
Total stock-based compensation expense included in “Total costs and expenses”	$191.9	$122.4

Stock-based compensation expense by line item:
Cost of sales	$1.8	$1.9
Research and development expenses	119.4	76.3
Selling, general and administrative expenses	70.7	44.2
Total stock-based compensation expense included in costs and expenses	191.9	122.4
Income tax effect	(79.0)	(40.6)
Total stock-based compensation expense, net of tax	$112.9	$81.8
Share repurchase program
In February 2023, our Board of Directors approved a share repurchase program, pursuant to which we are authorized to repurchase up to $3.0 billion of our common stock. The program does not have an expiration date and can be discontinued at any time. During the three months ended March 31, 2024 and 2023, we repurchased 335,773 and 459,017 shares of our common stock under the program, respectively, for aggregate repurchases of $140.4 million and $135.6 million, respectively. As of March 31, 2024, we had $2.4 billion remaining authorization under this program.

K.Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. During the three months ended March 31, 2024 and 2023, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes:

	Three Months Ended March 31,
	2024	2023

	(in millions, except percentages)
Income before provision for income taxes	$1,279.1	$891.5
Provision for income taxes	$179.5	$191.7

Effective tax rate	14.0%	21.5%
Our effective tax rate for the three months ended March 31, 2024 was lower than the U.S. statutory rate primarily due to changes in our unrecognized tax positions as well as excess tax benefits related to stock-based compensation.
Our effective tax rate for the three months ended March 31, 2023 was higher than the U.S. statutory rate primarily due to an increase in our unrecognized tax positions partially offset by excess tax benefits related to stock-based compensation.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2024 and December 31, 2023, we had $301.6 million and $288.7 million, respectively, of net unrecognized tax benefits, which would affect our tax rate if recognized.
We file U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. We have various income tax audits ongoing at any time throughout the world. Except for jurisdictions where we have net operating losses or tax credit carryforwards, we are no longer subject to any tax assessment from tax authorities for years prior to 2015 in jurisdictions that have a material impact on our consolidated financial statements. In 2023, we came to settlement with the United Kingdom’s HM Revenue & Customs (“HMRC”) with respect to our tax positions for 2015 through 2020 and subsequently received Closure Notices for those periods during the three months ended March 31, 2024. Due to the nature of the adjustments, we will be asserting our rights under the U.S./U.K. Income Tax Convention pursuant to the mutual agreement procedures for the relief of double taxation for these matters.
In December 2022, European Union member states reached an agreement to implement the minimum tax component (“Pillar Two”) of the Organization for Economic Co-operation and Development’s (the “OECD’s”), global international tax reform initiative with effective dates of January 1, 2024 and 2025. In July 2023, the OECD published Administrative Guidance proposing certain safe harbors that effectively extend certain effective dates to January 1, 2027. The assessment of our potential 2024 exposure for the global per-country minimum tax of 15%, based on our forecasted 2024 results, is immaterial to our condensed consolidated financial statements as the effective tax rates in most of the jurisdictions in which we operate are above 15%.

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
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including a financial covenant to maintain subject to certain limited exceptions, a consolidated leverage ratio of 3.50 to 1.00, subject to an increase to 4.00 to 1.00 following a material acquisition. As of March 31, 2024, we were in compliance with the covenants described above. The Credit Agreement also contains customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under outstanding loans.
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
Other Contingencies
We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for such contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Other than our contingent consideration liabilities discussed in Note E, “Fair Value Measurements,” there were no material contingent liabilities accrued as of March 31, 2024 or December 31, 2023.

M.Additional Cash Flow Information
The cash, cash equivalents and restricted cash at the beginning and ending of each period presented in our condensed consolidated statements of cash flows consisted of the following:

	Three Months Ended March 31,
	2024		2023
	Beginning of period	End of period	Beginning of period	End of period

	(in millions)
Cash and cash equivalents	$10,369.1	$9,158.0	$10,504.0	$9,289.9
Prepaid expenses and other current assets	3.2	11.4	8.0	5.7
Cash, cash equivalents and restricted cash per condensed consolidated statement of cash flows	$10,372.3	$9,169.4	$10,512.0	$9,295.6

N.Subsequent Event
In April 2024, we entered into an agreement and plan of merger (the “Alpine Merger Agreement”) to acquire all of the issued and outstanding shares of common stock of Alpine Immune Sciences, Inc. (“Alpine”), a publicly traded biotechnology company focused on discovering and developing innovative, protein-based immunotherapies, for approximately $4.9 billion in cash. Alpine’s lead molecule, povetacicept, is a highly potent and effective dual antagonist of BAFF (“B cell activating factor”) and APRIL (“a proliferation inducing ligand”). Through Phase 2 development, povetacicept has shown potential best-in-class efficacy in IgA nephropathy (“IgAN”), a serious, progressive, autoimmune disease of the kidney that can lead to end-stage-renal disease. The transaction is expected to close in the second quarter of 2024, subject to certain customary closing conditions, including the completion of a tender offer, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and other conditions. We will account for the acquisition in the period that it closes. We intend to fund the acquisition with our cash and cash equivalents.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are a global biotechnology company that invests in scientific innovation to create transformative medicines for people with serious diseases, with a focus on specialty markets. We have four approved medicines that treat the underlying cause of cystic fibrosis (“CF”), a life-threatening genetic disease, and one approved therapy that treats severe sickle cell disease (“SCD”) and transfusion dependent beta thalassemia (“TDT”), life-shortening inherited blood disorders. Our pipeline includes clinical-stage programs in CF, sickle cell disease, beta thalassemia, acute and neuropathic pain, APOL1-mediated kidney disease, type 1 diabetes, myotonic dystrophy type 1, alpha-1 antitrypsin deficiency, and autosomal dominant polycystic kidney disease.
Our four approved CF medicines, led by TRIKAFTA/KAFTRIO (elexacaftor/tezacaftor/ivacaftor and ivacaftor), are being used to treat nearly three quarters of the approximately 92,000 people with CF in North America, Europe, and Australia. We are evaluating our CF medicines in additional patient populations, including younger children, with the goal of having small molecule treatments for all people who have at least one mutation in their cystic fibrosis transmembrane conductance regulator (“CFTR”) gene that is responsive to our CFTR modulators. We also are pursuing messenger ribonucleic acid (“mRNA”) and genetic therapies for people with CF who do not make full-length CFTR protein and, as a result, cannot benefit from our current CF medicines.
In late 2023 and early 2024, CASGEVY (exagamglogene autotemcel or “exa-cel”), an ex-vivo, non-viral CRISPR/Cas9 gene-edited cell therapy, was approved in the U.S., the E.U., the United Kingdom (“U.K.”), the Kingdom of Saudi Arabia (“Saudi Arabia”), and the Kingdom of Bahrain (“Bahrain”) for the treatment of people 12 years of age and older with SCD or TDT. We estimate approximately 35,000 people with severe SCD or TDT could be eligible for CASGEVY in the U.S. and Europe, with additional people in Saudi Arabia and Bahrain. In addition, we are preparing for near-term launches of potential new products in CF and acute pain.
Financial Highlights

Revenues
In the first quarter of 2024, our net CF product revenues increased to $2.7 billion as compared to $2.4 billion in the first quarter of 2023. The increase was primarily due to the continued strong uptake of TRIKAFTA/KAFTRIO in ex-U.S. markets with recently achieved reimbursements and label extensions in younger age groups and performance of TRIKAFTA in the U.S., following the launch of TRIKAFTA in children with CF 2 to 5 years of age.

Expenses
Our total research and development (“R&D”), acquired in-process research and development (“AIPR&D”), and selling, general and administrative (“SG&A”) expenses decreased to $1.2 billion in the first quarter of 2024 as compared to $1.3 billion in the first quarter of 2023. The decrease was primarily due to decreased AIPR&D. Cost of sales was 13% in the first quarter of 2024 as compared to 11% in the first quarter of 2023, primarily due to cost of sales associated with CASGEVY.

Cash
Our total cash, cash equivalents and marketable securities increased to $14.6 billion as of March 31, 2024 as compared to $13.7 billion as of December 31, 2023 primarily due to our cash from operations driven by our net product revenues, partially offset by business development payments and repurchases of our common stock.

Note: Charts above may not add due to rounding.

Business Updates
Marketed Products
Cystic Fibrosis
We expect to grow our CF business with (i) continued uptake by patients in countries where we are early in our launch, (ii) label expansions, including into younger patient groups, and (iii) growth in the number of people living with CF. Recent progress in activities supporting continued uptake and label expansions is included below:
•The European Commission approved KALYDECO for the treatment of infants with CF from 1 month to less than 4 months of age with specific mutations in the CFTR gene.
Sickle Cell Disease and Beta Thalassemia
•CASGEVY is approved in the U.S., the E.U., the U.K., Saudi Arabia, and Bahrain for people 12 years of age and older with SCD or TDT.
•We completed regulatory submissions for CASGEVY in both SCD and TDT in Switzerland and Canada, and our regulatory submission in Canada has been granted priority review.
•We have activated more than 25 authorized treatment centers globally, and multiple patients have initiated cell collection.
•We entered into multiple agreements with commercial and government health insurance providers in the U.S. to provide access to CASGEVY. We have also secured reimbursed access for people with SCD or TDT in Saudi Arabia and Bahrain, as well as for people with TDT in France through an early access program.
Potential Near-Term Launch Opportunities
We are preparing for the following near-term launches of potential new products:
Vanzacaftor/tezacaftor/deutivacaftor in CF
•In February 2024, we announced positive results from the pivotal program for our next-generation triple combination of vanzacaftor/tezacaftor/deutivacaftor (the “vanzacaftor triple”) for people with CF 6 years of age and older.
•We submitted regulatory marketing applications for the vanzacaftor triple in people with CF 6 years of age and older to the U.S. Food and Drug Administration (“FDA”), using a priority review voucher, and to the European Medicines Agency (the “EMA”). We expect to complete additional global regulatory submissions for people with CF 6 years of age and older in 2024.
Suzetrigine in Acute Pain
•In January 2024, we announced positive results from our Phase 3 clinical trials evaluating our lead compound, suzetrigine (formerly VX-548), a selective NaV1.8 inhibitor for the treatment of moderate-to-severe acute pain.
•In the U.S., the FDA has granted rolling submission to the new drug application (“NDA”) for suzetrigine for the treatment of moderate-to-severe acute pain and we have begun the NDA submission process. We expect to complete the submission in the second quarter of 2024. Suzetrigine has been granted Fast Track and Breakthrough Therapy designations by the FDA in moderate-to-severe acute pain.
Pipeline
We continue to advance a diversified pipeline of potentially transformative medicines for serious diseases utilizing a range of modalities. Recent and anticipated progress in activities supporting these efforts is included below:
Cystic Fibrosis
•In the second half of 2024, we plan to initiate a new cohort in the Phase 3 clinical trial, RIDGELINE, evaluating the vanzacaftor triple in children with CF 2 to 5 years of age who have at least one F508del mutation or a mutation responsive to triple combination CFTR modulators.

•In collaboration with Moderna, Inc. (“Moderna”), we are developing VX-522, a nebulized mRNA therapy for the treatment of people with CF who do not produce full-length CFTR protein. We continue to enroll and dose patients in the multiple ascending dose portion of the Phase 1/2 clinical trial of VX-522 in people with CF. We expect to share data from this clinical trial in late 2024 or early 2025.
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
Acute Pain
•We expect to initiate a Phase 2 clinical trial evaluating the oral formulation of VX-993, a next-generation selective NaV1.8 inhibitor, for the treatment of moderate-to-severe acute pain in 2024.
•The FDA cleared the investigational new drug application (“IND”) for an intravenous formulation of VX-993 for the treatment of moderate-to-severe acute pain. We have initiated the Phase 1 clinical trial.
•We are advancing multiple NaV1.7 inhibitors through research and earlier stages of development, which could be used alone or in combination with NaV1.8 inhibitors for the treatment of acute and peripheral neuropathic pain.
Peripheral Neuropathic Pain
•Following a successful end-of-Phase 2 meeting with the FDA, we expect to initiate the Phase 3 pivotal program evaluating suzetrigine in people with diabetic peripheral neuropathy, a common form of chronic peripheral neuropathic pain, in the second half of 2024. The FDA has granted suzetrigine Breakthrough Therapy designation in this indication.
•We continue to enroll and dose patients in the Phase 2 clinical trial evaluating suzetrigine in people with lumbosacral radiculopathy, a second type of peripheral neuropathic pain. We expect to complete enrollment in the Phase 2 clinical trial by the end of 2024.
•We expect to initiate a Phase 2 clinical trial evaluating the oral formulation of VX-993 for the treatment of peripheral neuropathic pain in 2024.
APOL1-Mediated Kidney Disease
•Inaxaplin is our small molecule for the treatment of APOL1-mediated kidney disease (“AMKD”), including APOL1-mediated focal segmental glomerulosclerosis (“FSGS”). Based on the totality of the unblinded data reviewed by the Independent Data Safety Monitoring Committee (“IDMC”), we have advanced into the Phase 3 portion of the global Phase 2/3 pivotal clinical trial in people with AMKD. The trial has been expanded to include adolescents 10 to 17 years of age with AMKD.
•The clinical trial is designed to have a pre-planned interim analysis at Week 48 evaluating eGFR slope, supported by a percentage change from baseline in proteinuria, in the inaxaplin arm versus placebo. If positive, we expect that the interim analysis may serve as the basis to seek accelerated approval in the U.S.
Type 1 Diabetes
•VX-880 is an allogeneic stem cell-derived, fully differentiated, insulin-producing islet cell replacement therapy, using standard immunosuppression to protect the implanted cells. We are evaluating VX-880 as a potential treatment for type 1 diabetes (“T1D”) in a sequential, three-part Phase 1/2 clinical trial. Based on the totality of the data reviewed by the IDMC, we have resumed dosing in the Phase 1/2 clinical trial in people with T1D and impaired awareness of hypoglycemia and recurrent hypoglycemic events. Enrollment in Parts A, B and C of the global 17-patient clinical trial is complete and we expect to complete dosing in the coming months.
•Our second Phase 1/2 program in T1D evaluates VX-264, which encapsulates the same VX-880 islet cells in a novel device designed to eliminate the need for immunosuppression. This trial is a sequential, multi-part study to evaluate the safety, tolerability and efficacy of VX-264. We have completed Part A of the clinical trial and initiated Part B.

•Our hypoimmune islet cell program uses CRISPR/Cas9 technology to gene-edit the same allogeneic stem cell-derived, fully differentiated islet cells used in the VX-880 and VX-264 programs. The goal is to cloak the cells from the immune system to explore another possible path to eliminate the need for immunosuppressive therapy. This program continues to progress through the research stage.
Myotonic Dystrophy Type 1
•Our lead approach for myotonic dystrophy type 1 (“DM1”), VX-670, was in-licensed from Entrada Therapeutics, Inc. (“Entrada”). VX-670 is an oligonucleotide connected to a cyclic peptide to promote effective delivery into cells, which holds the potential to address the underlying cause of DM1.
•Our IND in the U.S. for VX-670 has cleared, as have the clinical trial applications in Canada, the U.K. and the E.U, and the clinical trial notification in Australia. Enrollment and dosing are underway.
Autosomal Dominant Polycystic Kidney
•We have initiated a Phase 1 clinical trial in healthy volunteers evaluating VX-407, our first-in-class small molecule corrector that targets the underlying cause of autosomal dominant polycystic kidney disease (“ADPKD”) in people with a subset of PKD1 variants.
Investment in External Innovation
•In April 2024, we entered into an agreement and plan of merger (the “Alpine Merger Agreement”) to acquire all of the issued and outstanding shares of common stock of Alpine Immune Sciences, Inc. (“Alpine”) for approximately $4.9 billion. Pursuant to the Alpine Merger Agreement, we commenced a tender offer to purchase all of the outstanding shares of common stock of Alpine for $65 per share in cash. We expect the transaction to close in the second quarter of 2024, subject to certain customary conditions, including the completion of the tender offer, the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, and other conditions.
•Alpine’s lead molecule, povetacicept, is a highly potent and effective dual antagonist of BAFF (“B cell activating factor”) and APRIL (“a proliferation-inducing ligand”). Through Phase 2 development, povetacicept has shown potential best-in-class efficacy in IgA nephropathy (“IgAN”), a serious, progressive, autoimmune disease of the kidney that can lead to end-stage-renal disease. There are no approved therapies that target the underlying cause of IgAN, which is the most common cause of primary (idiopathic) glomerulonephritis worldwide, affecting approximately 130,000 people in the U.S. We expect povetacicept will enter Phase 3 clinical development in IgAN in the second half of 2024. Phase 1b/2 clinical trials in autoimmune renal diseases and cytopenias are ongoing with data expected in 2024.
•We achieved a clinical milestone for VX-670 in DM1 in the first quarter of 2024, resulting in a $75 million milestone payable to Entrada.
Our Business Environment
In the first quarter of 2024, our net product revenues came from the sale of our medicines for the treatment of CF. Our CF strategy involves continuing to develop and obtain approval and reimbursement for treatment regimens that will provide benefits to all people with CF and increasing the number of people with CF eligible and able to receive our medicines, including through label expansions, expanded reimbursement, and the development of new medicines. We are advancing our pipeline of product candidates for the treatment of serious diseases outside of CF, including CASGEVY, which has received marketing approvals in the U.S., the E.U., the U.K., Saudi Arabia, and Bahrain for the treatment of SCD and TDT.
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
Our business also requires ensuring appropriate manufacturing and reimbursement of our products. As we advance our product candidates through clinical development toward commercialization and market and sell our approved products, we build and maintain our supply chain and quality assurance resources. We rely on a global network of third parties, including some in China, and our internal capabilities to manufacture and distribute our products for commercial sale and post-approval clinical trials and to manufacture and distribute our product candidates for clinical trials. In addition to establishing supply chains for each new approved product, we adapt our supply chain for existing products to include additional formulations or to increase scale of production for existing products as needed. Our foreign third-party manufacturers and suppliers may be subject to U.S. legislation, including the BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements which could increase costs or reduce the supply of material available to us, or delay the procurement or supply of such material. The processes for cell and genetic therapies can be more complex than those required for small molecule drugs and require additional investments in different systems, equipment, facilities and expertise. We are focused on ensuring the stability of the supply chains for our current products, as well as for our pipeline programs.
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
In the U.S., we have worked successfully with third-party payors to promptly obtain appropriate levels of reimbursement for our CF medicines. In addition, we are working with U.S. government and commercial payors with respect to CASGEVY. We anticipate broad access with government and commercial payors for CASGEVY in the U.S., and we have recently entered into multiple agreements with government and commercial health insurance providers to provide access to CASGEVY. We plan to continue to engage in discussions with numerous commercial insurers and managed health care organizations, along with government health programs that are typically managed by authorities in the individual states, to ensure that payors recognize the significant benefits that all of our therapies provide and provide patients with appropriate levels of access to our medicines and therapies now and in the future. We cannot, however, predict how recent changes in the law, including through the Inflation Reduction Act of 2022 and passage of state laws (e.g., transparency laws and prescription drug affordability boards), will affect our ability to negotiate successfully with third-party payors and distribute our products. Similarly, in ex-U.S. markets, we seek government reimbursement for our medicines on a country-by-country or region-by-region basis, as required. This is necessary for each new medicine, as well as for label expansions for our current medicines. We are working with ex-U.S. payors with respect to CASGEVY, and we are pursuing long-term reimbursement agreements. We have secured reimbursed access for people with SCD or TDT in Saudi Arabia and Bahrain and for people with TDT in France through an expanded access program. We expect to continue to focus significant resources to expand and maintain reimbursement for our CF medicines, CASGEVY and, ultimately, pipeline therapies, in U.S. and ex-U.S. markets.
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
In April 2024, we entered into the Alpine Merger Agreement to acquire Alpine as described above. Alpine is a publicly traded biotechnology company focused on discovering and developing innovative, protein-based immunotherapies. Alpine’s lead molecule, povetacicept, has shown potential best-in-class efficacy in IgAN through Phase 2 development. We will pay approximately $4.9 billion in cash when the transaction closes and intend to fund the acquisition with our cash and cash equivalents. We will account for the acquisition in the period that it closes.
Collaboration and In-Licensing Arrangements
We enter into arrangements with third parties, including collaboration and licensing arrangements, for the development, manufacture and commercialization of products, product candidates and other technologies that have the potential to complement our ongoing research and development efforts. Over the last several years, we entered into collaboration agreements with a number of companies, including CRISPR Therapeutics AG (“CRISPR”), Entrada, and Moderna. Generally, when we in-license a technology or product candidate, we make upfront payments to the collaborator, assume the costs of the program and/or agree to make contingent payments, which could consist of milestone, royalty and option payments. Most of these collaboration payments are expensed as AIPR&D, including a $75.0 million milestone due to Entrada in the first quarter of 2024, and our upfront payments of $225.1 million to Entrada and $100.0 million to CRISPR related to T1D in the first quarter of 2023. These payments were expensed to AIPR&D because they were primarily attributable to acquired in-process research and development for which there was no alternative future use. However, depending on many factors, including the structure of the collaboration, the stage of development of the acquired technology, the significance of the in-licensed product candidate to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. We expect to continue to identify and evaluate collaboration and licensing opportunities that may be similar to or different from the collaborations and licenses that we have engaged in previously.
Acquired In-Process Research and Development Expenses
In the first quarter of 2024 and 2023, our AIPR&D included $76.8 million and $347.1 million, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including the collaborations, licenses of third-party technologies, and asset acquisitions described above. Please refer to Note C, “Collaboration, License and Other Arrangements,” for further information regarding our collaboration, in-license agreements and asset acquisitions.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023	Change

	(in millions, except percentages and per share amounts)
Product revenues, net	$2,690.6	$2,374.8	13%
Operating costs and expenses	1,551.1	1,595.8	(3)%
Income from operations	1,139.5	779.0	46%
Other non-operating income, net	139.6	112.5	24%
Provision for income taxes	179.5	191.7	(6)%
Net income	$1,099.6	$699.8	57%

Net income per diluted common share	$4.21	$2.69
Diluted shares used in per share calculations	261.1	260.3

Product Revenues, net

	Three Months Ended March 31,
	2024	2023	Change

	(in millions, except percentages)
TRIKAFTA/KAFTRIO	$2,483.6	$2,096.7	18%
Other CF products	207.0	278.1	(26)%
Product revenues, net	$2,690.6	$2,374.8	13%
In the first quarter of 2024, our net product revenues increased by $315.8 million, or 13%, as compared to the first quarter of 2023. The increase was primarily due to the continued strong uptake of TRIKAFTA/KAFTRIO in ex-U.S. markets and label extensions in younger age groups and performance of TRIKAFTA in the U.S., following the launch of TRIKAFTA in children with CF 2 to 5 years of age. Decreases in revenues for our CF products other than TRIKAFTA/KAFTRIO were primarily the result of patients switching from these medicines to TRIKAFTA/KAFTRIO.
Our net product revenues from the U.S. and from ex-U.S. markets were as follows:

	Three Months Ended March 31,
	2024	2023	Change

	(in millions, except percentages)
United States	$1,519.9	$1,403.8	8%
ex-U.S.	1,170.7	971.0	21%
Product revenues, net	$2,690.6	$2,374.8	13%
Operating Costs and Expenses

	Three Months Ended March 31,
	2024	2023	Change

	(in millions, except percentages)
Cost of sales	$342.6	$266.9	28%
Research and development expenses	789.1	742.6	6%
Acquired in-process research and development expenses	76.8	347.1	(78)%
Selling, general and administrative expenses	342.7	241.1	42%
Change in fair value of contingent consideration	(0.1)	(1.9)	**
Total costs and expenses	$1,551.1	$1,595.8	(3)%

	** Not meaningful
Cost of Sales
Our cost of sales primarily consists of third-party royalties payable on net sales of our CF products as well as the cost of producing inventories. Pursuant to our agreement with the Cystic Fibrosis Foundation, our tiered third-party royalties on sales of TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, KALYDECO, and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens, with lower royalties on sales of TRIKAFTA/KAFTRIO than for our other products. Over the last several years, our cost of sales has been increasing due to increased net product revenues. Our cost of sales as a percentage of our net product revenues increased to 13% in the first quarter of 2024 as compared to 11% in the first quarter of 2023, primarily due to cost of sales associated with CASGEVY following its regulatory approval in the fourth quarter of 2023.

Research and Development Expenses

	Three Months Ended March 31,
	2024	2023	Change

	(in millions, except percentages)
Research expenses	$196.1	$166.8	18%
Development expenses	593.0	575.8	3%
Total research and development expenses	$789.1	$742.6	6%
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
Since January 2022, we have incurred approximately $7.2 billion in total research and development and AIPR&D expenses associated with product discovery and development. The successful development of our product candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the product candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available.
Any estimates regarding development and regulatory timelines for our product candidates are highly subjective and subject to change. Until we have data from Phase 3 clinical trials, we cannot make a meaningful estimate regarding when, or if, a clinical development program will generate revenues and cash flows.
Research Expenses

	Three Months Ended March 31,
	2024	2023	Change

	(in millions, except percentages)
Research Expenses:
Salary and benefits	$53.0	$45.5	16%
Stock-based compensation expense	29.9	20.2	48%
Outsourced services and other direct expenses	64.4	53.6	20%
Infrastructure costs	48.8	47.5	3%
Total research expenses	$196.1	$166.8	18%
Our research expenses have been increasing over the last several years as we have invested in our pipeline and expanded our cell and genetic therapy capabilities, resulting in increased headcount, and outside services and other direct expenses. We expect to continue to invest in our research programs with a focus on creating transformative medicines for serious diseases.

Development Expenses

	Three Months Ended March 31,
	2024	2023	Change

	(in millions, except percentages)
Development Expenses:
Salary and benefits	$170.1	$144.2	18%
Stock-based compensation expense	89.5	56.1	60%
Outsourced services and other direct expenses	236.1	295.3	(20)%
Infrastructure costs	97.3	80.2	21%
Total development expenses	$593.0	$575.8	3%
Our development expenses increased by $17.2 million, or 3%, in the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, primarily due to increased headcount costs, including stock-based compensation expense, and infrastructure costs to support our clinical trials, partially offset by decreased outsourced services and other direct expenses.
We are investing significantly in internal headcount and in infrastructure to support our advancing pipeline. Additional headcount over the last several years has resulted in increased stock-based compensation expense. Our stock-based compensation expense has historically fluctuated, and is expected to continue to fluctuate from one period to another based on the probability of achieving milestones associated with our performance-based awards. Our outsourced services and other direct expenses decreased as compared to the three months ended March 31, 2023 primarily due to lower clinical trial costs resulting from the commercialization of CASGEVY, as well as advancements in both our suzetrigine program in acute pain and the vanzacaftor triple for CF. These decreased clinical trial expenses were partially offset by increased costs to support our T1D program.
Acquired In-process Research and Development Expenses

	Three Months Ended March 31,
	2024	2023	Change

	(in millions, except percentages)
Acquired in-process research and development expenses	$76.8	$347.1	(78)%
AIPR&D in the first quarter of 2024 was primarily related to the $75.0 million milestone due to Entrada. AIPR&D in the first quarter of 2023 was primarily related to our upfront payments of $225.1 million to Entrada and $100.0 million to CRISPR. Our AIPR&D has historically fluctuated, and is expected to continue to fluctuate, from one period to another due to upfront, contingent milestone, and other payments pursuant to our existing and future business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	Change

	(in millions, except percentages)
Selling, general and administrative expenses	$342.7	$241.1	42%
Selling, general and administrative expenses increased by 42% in the first quarter of 2024 as compared to the first quarter of 2023, primarily due to increased investments to support the launches of our therapies globally and prepare for near-term launches of multiple potential new products.
Contingent Consideration
The fair value of our contingent consideration decreased by $0.1 million and $1.9 million in the first quarter of 2024 and 2023, respectively.

Other Non-Operating Income (Expense), Net
Interest Income
Interest income increased to $181.2 million in the first quarter of 2024, as compared to $122.6 million in the first quarter of 2023, primarily due to increased market interest rates, increased cash equivalents and available-for-sale debt securities and mix of available-for-sale debt securities earning higher yields. Our future interest income is dependent on the amount of, and prevailing market interest rates on, our outstanding cash equivalents and available-for-sale debt securities.
Interest Expense
Interest expense was $10.4 million and $11.4 million in the first quarter of 2024 and 2023, respectively. The majority of our interest expense in these periods was related to imputed interest expense associated with our leased corporate headquarters in Boston.
Other Income (Expense), Net
Other income (expense), net was expense of $31.2 million and income of $1.3 million in the first quarter of 2024 and 2023, respectively. These amounts related primarily to net unrealized gains or losses resulting from changes in the fair value of our strategic equity investments, which consist of investments in our collaborators that may be public or private companies. To the extent that we continue to hold strategic equity investments in publicly traded companies, we expect that due to the volatility of the stock price of biotechnology companies, our other income (expense), net will fluctuate in future periods based on increases or decreases in the fair value of our strategic equity investments. As of March 31, 2024, the fair value of our investments in publicly traded companies was $43.4 million.
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
We recorded provisions for income taxes of $179.5 million and $191.7 million in the first quarter of 2024 and 2023, respectively. Our effective tax rate of 14.0% in the first quarter of 2024 was lower than the U.S. statutory rate primarily due to changes in our unrecognized tax positions as well as excess tax benefits related to stock-based compensation. Our effective tax rate of 21.5% in the first quarter of 2023 was higher than the U.S. statutory rate primarily due to an increase in our unrecognized tax positions partially offset by excess tax benefits related to stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024	As of December 31, 2023	Change

	(in millions, except percentages)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$9,158.0	$10,369.1
Marketable securities	1,013.3	849.2
Long-term marketable securities	4,381.4	2,497.8
Total cash, cash equivalents and marketable securities	$14,552.7	$13,716.1	6%

Working Capital:
Total current assets	$13,288.7	$14,144.2	(6)%
Total current liabilities	(3,795.9)	(3,547.4)	7%
Total working capital	$9,492.8	$10,596.8	(10)%

Working Capital
As of March 31, 2024, total working capital was $9.5 billion, which represented a decrease of $1.1 billion from $10.6 billion as of December 31, 2023. The decrease in total working capital during the first quarter of 2024 was primarily due to net purchases of long-term marketable securities of $2.1 billion.
Cash Flows

	Three Months Ended March 31,
	2024	2023

	(in millions)
Net cash provided by (used in):
Operating activities	$1,306.6	$899.9
Investing activities	$(2,136.4)	$(1,833.6)
Financing activities	$(357.5)	$(294.7)
Operating Activities
Cash provided by operating activities was $1.3 billion in the first quarter of 2024 as compared to $899.9 million in the first quarter of 2023, primarily due to increased net income resulting from increased net product revenues.
Investing Activities
Cash used in investing activities were $2.1 billion and $1.8 billion in the first quarter of 2024 and 2023, respectively, which primarily relate to net purchases of available-for-sale debt securities.
Financing Activities
Cash used in financing activities were $357.5 million and $294.7 million in the first quarter of 2024 and 2023, respectively. The largest portions of our financing activities in each of these periods were payments related to our employee stock benefit plans and repurchases of our common stock pursuant to our share repurchase program.
Sources and Uses of Liquidity
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
Credit Facilities & Financing Strategy
We may borrow up to a total of $500.0 million pursuant to a revolving credit facility that we entered into in July 2022 and could repay and reborrow amounts under this revolving credit agreement without penalty. Subject to certain conditions, we could request that the borrowing capacity be increased by an additional $500.0 million, for a total of $1.0 billion. Negative covenants in our credit agreement could prohibit or limit our ability to access this source of liquidity. As of March 31, 2024, the facility was undrawn, and we were in compliance with these covenants.
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

Future Capital Requirements
We have significant future capital requirements, including:
•In April 2024, we entered into the Alpine Merger Agreement to acquire Alpine for approximately $4.9 billion in cash, as described above. The transaction is expected to close in the second quarter of 2024, subject to certain customary closing conditions. We intend to fund the acquisition with our cash and cash equivalents.
•Expected operating expenses to conduct research and development activities, manufacture and commercialize our existing and future products, and to operate our organization.
•Cash that we pay for income taxes.
•Royalties we pay related to sales of our CF products.
•Facility, operating and finance lease obligations.
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
•As of March 31, 2024, we had $2.4 billion remaining authorization available under our Share Repurchase Program that our Board of Directors approved in February 2023. We expect to fund repurchases of our common stock through a combination of cash on hand and cash generated by operations. This program does not have an expiration date and can be discontinued at any time.
Other than our potential payment to acquire Alpine noted above, there have not been any material changes to our future capital requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission, or SEC, on February 15, 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the three months ended March 31, 2024, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 15, 2024.

RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements, please refer to Note A, “Basis of Presentation and Accounting Policies.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is incorporated by reference from the discussion in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 15, 2024.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management (under the supervision and with the participation of our chief executive officer and chief financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, as of March 31, 2024 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors
The information presented below supplements the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 15, 2024.
We may be unable to complete the pending strategic acquisition of Alpine or successfully integrate Alpine’s business which could adversely affect our business and financial condition.
Our inability to complete the pending acquisition of Alpine or to successfully integrate this new acquisition could have a material adverse effect on our business. Our ability to execute on our long-term strategy depends in part on our ability to engage in transactions and collaborations with other entities that add to our pipeline or provide us with new commercial opportunities. We may continue to seek attractive opportunities to acquire businesses, enter into collaborations and make other investments that are complementary to our existing strengths. There are no assurances, however, that any strategic acquisition opportunities will arise or, if they do, that they will be consummated. The pending Alpine acquisition may be difficult to complete for a number of reasons, including the need to satisfy customary closing conditions, the need for antitrust and/or other regulatory approvals, as well as potential disputes or litigation that may arise. Our realization of the value from the pending acquisition of Alpine relies on successful integration and continued operations. We may not be able to integrate Alpine’s business successfully into our existing business, make Alpine’s business profitable, retain key employees or realize anticipated cost savings or synergies, if any, from this pending acquisition, which could adversely affect our business and financial condition. Further, our ongoing business may be disrupted, and our management's attention may be diverted by the pending Alpine acquisition, transition and/or integration activities.
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
•our expectations, plans and anticipated timeline for the pending Alpine acquisition, including regarding Alpine’s business and operations, and the therapeutic scope of and the potential benefits of povetacicept, our beliefs regarding povetacicept’s target patient population and our beliefs regarding the clinical progress and availability of clinical data from the current Alpine pipeline;
•plans for and prospects of our business development activities, including the potential benefits and therapeutic scope of our collaborations, our ability to integrate and continue operations of acquired businesses, and our ability to successfully capitalize on these opportunities;
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
Forward-looking statements are subject to certain risks, uncertainties, or other factors that are difficult to predict and could cause actual events or results to differ materially from those indicated in any such statements. These risks, uncertainties, and other factors include, but are not limited to, those described in our “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 15, 2024, and those described from time to time in our future reports filed with the Securities and Exchange Commission.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
In February 2023, our Board of Directors approved a share repurchase program (our “Share Repurchase Program”), pursuant to which we are authorized to repurchase up to $3.0 billion of our common stock. Our Share Repurchase Program does not have an expiration date and can be discontinued at any time. The table set forth below shows repurchases of securities by us during the three months ended March 31, 2024 under our Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2024 to January 31, 2024	—	$—	—	$2,572,394,027
February 1, 2024 to February 29, 2024	94,000	$425.87	94,000	$2,532,362,623
March 1, 2024 to March 31, 2024	241,773	$415.22	241,773	$2,431,973,750
Total	335,773	$418.20	335,773	$2,431,973,750
(1) Under our Share Repurchase Program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the Securities and Exchange Commission.

Item 5.     Other Information
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The following table describes the written plans for the sale of our securities adopted by our executive officers and directors during the first quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (each, a “Trading Plan”).

Name and Title	Date of Adoption of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
E. Morrow "Morrey" Atkinson, III EVP, Chief Technical Operations Officer, Head of Biopharmaceutical Sciences and Manufacturing Operations	2/22/2024	2/28/2025	25,290(2)
Jonathan Biller EVP, Chief Legal Officer	2/13/2024	4/30/2025	9,825(2)
Carmen Bozic EVP, Global Medicines Development and Medical Affairs, and Chief Medical Officer	2/27/2024	1/31/2025	13,680
Reshma Kewalramani Chief Executive Officer and President	2/7/2024	5/20/2025	96,388(2)
Ourania "Nia" Tatsis EVP, Chief Regulatory and Quality Officer	2/29/2024	5/1/2025	9,484(2)
Charles F. Wagner, Jr. EVP, Chief Financial Officer	2/26/2024	1/31/2025	6,500
Bruce Sachs Director	2/12/2024	2/28/2025	12,368
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
2.1*
Agreement and Plan of Merger by and among Alpine Immune Sciences, Inc., Vertex Pharmaceuticals Incorporated, and Adams Merger Sub, Inc., dated April 10, 2024 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Alpine Immune Sciences, Inc. on April 10, 2024).

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

May 7, 2024	By:	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Chief Financial Officer (principal financial officer and duly authorized officer)