Form 10-Q
period 2024-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2024-08-02
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	258,102,203	Outstanding at July 31, 2024

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024

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

Part I. Financial Information
Item 1.  Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Income
(in millions, except per share amounts)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product revenues, net	$2,645.6	$2,493.2	$5,336.2	$4,868.0
Costs and expenses:
Cost of sales	371.9	308.6	714.5	575.5
Research and development expenses	966.6	785.7	1,755.7	1,528.3
Acquired in-process research and development expenses	4,449.1	110.5	4,525.9	457.6
Selling, general and administrative expenses	372.2	262.6	714.9	503.7
Change in fair value of contingent consideration	0.5	(0.6)	0.4	(2.5)
Total costs and expenses	6,160.3	1,466.8	7,711.4	3,062.6
(Loss) income from operations	(3,514.7)	1,026.4	(2,375.2)	1,805.4
Interest income	156.5	144.7	337.7	267.3
Interest expense	(9.9)	(11.2)	(20.3)	(22.6)
Other (expense) income, net	(23.1)	1.6	(54.3)	2.9
(Loss) income before provision for income taxes	(3,391.2)	1,161.5	(2,112.1)	2,053.0
Provision for income taxes	202.4	245.8	381.9	437.5
Net (loss) income	$(3,593.6)	$915.7	$(2,494.0)	$1,615.5

Net (loss) income per common share:
Basic	$(13.92)	$3.55	$(9.66)	$6.27
Diluted	$(13.92)	$3.52	$(9.66)	$6.21
Shares used in per share calculations:
Basic	258.1	257.7	258.1	257.6
Diluted	258.1	260.4	258.1	260.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income
(in millions)(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(3,593.6)	$915.7	$(2,494.0)	$1,615.5
Other comprehensive income (loss):
Unrealized holding losses on available-for-sale debt securities, net of tax of $1.5, $4.3, $6.9 and $3.5, respectively	(5.4)	(15.5)	(25.1)	(12.6)
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $(3.2), $4.2, $(15.5) and $11.6, respectively	11.8	(15.3)	56.3	(42.1)
Foreign currency translation adjustment	(1.2)	4.1	5.6	14.1
Total other comprehensive income (loss)	5.2	(26.7)	36.8	(40.6)
Comprehensive (loss) income	$(3,588.4)	$889.0	$(2,457.2)	$1,574.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(in millions, except share data)(unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$4,580.1	$10,369.1
Marketable securities	1,215.4	849.2
Accounts receivable, net	1,656.1	1,563.4
Inventories	914.6	738.8
Prepaid expenses and other current assets	575.4	623.7
Total current assets	8,941.6	14,144.2
Property and equipment, net	1,200.9	1,159.3
Goodwill	1,088.0	1,088.0
Other intangible assets, net	837.5	839.9
Deferred tax assets	2,185.6	1,812.1
Operating lease assets	569.8	293.6
Long-term marketable securities	4,393.1	2,497.8
Other assets	915.6	895.3
Total assets	$20,132.1	$22,730.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$327.9	$364.9
Accrued expenses	2,940.0	2,655.3
Other current liabilities	279.3	527.2
Total current liabilities	3,547.2	3,547.4
Long-term finance lease liabilities	346.6	376.1
Long-term operating lease liabilities	586.8	348.6
Other long-term liabilities	876.8	877.7
Total liabilities	5,357.4	5,149.8
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 258,015,301 and 257,695,221 shares issued and outstanding, respectively	2.6	2.6
Additional paid-in capital	7,101.2	7,449.7
Accumulated other comprehensive income (loss)	22.5	(14.3)
Retained earnings	7,648.4	10,142.4
Total shareholders’ equity	14,774.7	17,580.4
Total liabilities and shareholders’ equity	$20,132.1	$22,730.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity
(in millions)(unaudited)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2023	257.5	$2.6	$7,220.2	$(13.1)	$7,222.6	$14,432.3
Other comprehensive loss, net of tax	—	—	—	(26.7)	—	(26.7)
Net income	—	—	—	—	915.7	915.7
Repurchases of common stock	(0.0)	(0.0)	(25.5)	—	—	(25.5)
Common stock withheld for employee tax obligations	(0.0)	(0.0)	(3.1)	—	—	(3.1)
Issuance of common stock under benefit plans	0.3	0.0	57.6	—	—	57.6
Stock-based compensation expense	—	—	119.9	—	—	119.9
Balance at June 30, 2023	257.8	$2.6	$7,369.1	$(39.8)	$8,138.3	$15,470.2

Balance at March 31, 2024	258.3	$2.6	$7,284.7	$17.3	$11,242.0	$18,546.6
Other comprehensive income, net of tax	—	—	—	5.2	—	5.2
Net loss	—	—	—	—	(3,593.6)	(3,593.6)
Repurchases of common stock	(0.8)	0.0	(315.8)	—	—	(315.8)
Common stock withheld for employee tax obligations	(0.1)	0.0	(80.5)	—	—	(80.5)
Issuance of common stock under benefit plans	0.6	0.0	55.8	—	—	55.8
Stock-based compensation expense	—	—	157.0	—	—	157.0
Balance at June 30, 2024	258.0	$2.6	$7,101.2	$22.5	$7,648.4	$14,774.7

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2022	257.0	$2.6	$7,386.5	$0.8	$6,522.8	$13,912.7
Other comprehensive loss, net of tax	—	—	—	(40.6)	—	(40.6)
Net income	—	—	—	—	1,615.5	1,615.5
Repurchases of common stock	(0.5)	(0.0)	(161.1)	—	—	(161.1)
Common stock withheld for employee tax obligations	(0.6)	(0.0)	(169.7)	—	—	(169.7)
Issuance of common stock under benefit plans	1.9	0.0	70.7	—	—	70.7
Stock-based compensation expense	—	—	242.7	—	—	242.7
Balance at June 30, 2023	257.8	$2.6	$7,369.1	$(39.8)	$8,138.3	$15,470.2

Balance at December 31, 2023	257.7	$2.6	$7,449.7	$(14.3)	$10,142.4	$17,580.4
Other comprehensive income, net of tax	—	—	—	36.8	—	36.8
Net loss	—	—	—	—	(2,494.0)	(2,494.0)
Repurchases of common stock	(1.1)	(0.0)	(456.2)	—	—	(456.2)
Common stock withheld for employee tax obligations	(0.7)	(0.0)	(314.0)	—	—	(314.0)
Issuance of common stock under benefit plans	2.1	0.0	71.7	—	—	71.7
Stock-based compensation expense	—	—	350.0	—	—	350.0
Balance at June 30, 2024	258.0	$2.6	$7,101.2	$22.5	$7,648.4	$14,774.7
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(in millions)(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(2,494.0)	$1,615.5
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	346.1	241.7
Depreciation and amortization expense	107.5	80.2
Deferred income taxes	(277.1)	(290.0)
Losses (gains) on equity securities	39.7	(6.0)
Increase (decrease) in fair value of contingent consideration	0.4	(2.5)
Other non-cash items, net	(57.5)	11.1
Changes in operating assets and liabilities:
Accounts receivable, net	(116.5)	(93.4)
Inventories	(187.3)	(155.4)
Prepaid expenses and other assets	(56.7)	26.6
Accounts payable	(25.0)	71.3
Accrued expenses	362.4	417.4
Other liabilities	(89.0)	117.8
Net cash (used in) provided by operating activities	(2,447.0)	2,034.3
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(3,895.1)	(2,390.8)
Sales and maturities of available-for-sale debt securities	1,893.1	289.8
Acquisition of available-for-sale debt securities from Alpine Immune Sciences, Inc.	(258.0)	—
Purchases of property and equipment	(137.4)	(101.7)
Net payments related to finite-lived intangible assets	(187.7)	—
Sale of equity securities	—	95.1
Other investing activities	(15.0)	(29.9)
Net cash used in investing activities	(2,600.1)	(2,137.5)
Cash flows from financing activities:
Issuances of common stock under benefit plans	71.9	72.8
Repurchases of common stock	(451.5)	(161.1)
Payments in connection with common stock withheld for employee tax obligations	(314.0)	(169.7)
Payments on finance leases	(26.9)	(21.6)
Other financing activities	4.4	2.2
Net cash used in financing activities	(716.1)	(277.4)
Effect of changes in exchange rates on cash	(18.1)	22.0
Net decrease in cash, cash equivalents and restricted cash	(5,781.3)	(358.6)
Cash, cash equivalents and restricted cash—beginning of period	10,372.3	10,512.0
Cash, cash equivalents and restricted cash—end of period	$4,591.0	$10,153.4

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$531.8	$618.7
Cash paid for interest	$19.7	$22.0

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
Certain information and footnote disclosures normally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Annual Report on Form 10-K”) have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of income for the interim periods ended June 30, 2024 and 2023.
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
Summary of Significant Accounting Policies
Our significant accounting policies are described in Note A, “Nature of Business and Accounting Policies,” in our 2023 Annual Report on Form 10-K.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
B.Revenue Recognition
Disaggregation of Revenue
Revenues by Product
“Product revenues, net” consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
TRIKAFTA/KAFTRIO	$2,449.2	$2,240.4	$4,932.8	$4,337.1
Other CF products	196.4	252.8	403.4	530.9
Total product revenues, net	$2,645.6	$2,493.2	$5,336.2	$4,868.0
Product Revenues by Geographic Location
“Product revenues, net” by geographic region, based on the location of the customer, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
United States	$1,614.3	$1,507.8	$3,134.2	$2,911.6
Outside of the United States
Europe	806.8	800.0	1,774.2	1,607.2
Other	224.5	185.4	427.8	349.2
Total product revenues outside of the United States	1,031.3	985.4	2,202.0	1,956.4
Total product revenues, net	$2,645.6	$2,493.2	$5,336.2	$4,868.0
Contract Liabilities
We had contract liabilities of $128.3 million and $170.3 million as of June 30, 2024 and December 31, 2023, respectively, related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement we can receive for our cystic fibrosis (“CF”) products. Upon exceeding the annual reimbursement amount provided by the customer’s contract with us, our CF products are provided free of charge, which is a material right. These contracts include upfront payments and fees. If we estimate that we will exceed the annual reimbursement amount under a contract, we defer a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” Once the reimbursement limit has been reached, we recognize the deferred amount as revenue when we ship the free products. Our CF product revenue contracts include performance obligations that are one year or less.
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

C.Collaboration, License and Other Arrangements
We have entered into numerous business development agreements with third parties to collaborate on research, development and commercialization programs, license technologies, or acquire assets. Our “Acquired in-process research and development expenses” (“AIPR&D”) included $4.4 billion and $4.5 billion in the three and six months ended June 30, 2024, respectively, primarily due to our acquisition of Alpine Immune Sciences, Inc. (“Alpine”) as discussed below. Our AIPR&D

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
included $110.5 million and $457.6 million in the three and six months ended June 30, 2023, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions.
Our collaboration, licensing and asset acquisition agreements that had a significant impact on our financial statements for the three and six months ended June 30, 2024 and 2023 or were new or materially revised during the three and six months ended June 30, 2024, are described below. Additional agreements were described in Note B, “Collaboration, License and Other Arrangements,” of our 2023 Annual Report on Form 10-K.
Asset Acquisition
Alpine Immune Sciences, Inc. - povetacicept
On May 20, 2024, we acquired all of the issued and outstanding shares of common stock of Alpine, a publicly traded biotechnology company focused on discovering and developing innovative, protein-based immunotherapies for approximately $5.0 billion in cash. We funded the Alpine acquisition with our cash and cash equivalents.
Alpine’s lead molecule, povetacicept, is a highly potent and effective dual antagonist of B cell activating factor (“BAFF”) and a proliferation inducing ligand (“APRIL”). Through Phase 2 development, povetacicept has shown potential best-in-class efficacy in IgA nephropathy (“IgAN”), a serious, progressive, autoimmune disease of the kidney that can lead to end-stage-renal disease. Due to its mechanism of action as a dual BAFF/APRIL antagonist, povetacicept also holds the potential to benefit patients with other serious autoimmune diseases of the kidney, such as membranous nephropathy and lupus nephritis. We accounted for the Alpine transaction as an asset acquisition because povetacicept represents substantially all of the fair value of the gross assets that we acquired. As a result, $4.4 billion of fair value attributed to povetacicept was expensed to AIPR&D in the three and six months ended June 30, 2024.
We paid total cash of $5.0 billion at the acquisition date, which included $4.8 billion to acquire Alpine and $197.6 million for cash-settled unvested Alpine equity awards. The $197.6 million represents post-acquisition expense, which was recorded as $165.0 million of “Research and development expenses” and $32.6 million of “Selling, general and administrative expense” in the three and six months ended June 30, 2024.
The total cash paid to acquire Alpine, allocation of consideration to the assets acquired and liabilities assumed and AIPR&D was as follows:

(in millions)
Cash consideration to acquire Alpine’s outstanding common stock	$4,536.9
Cash consideration for Alpine’s vested and unvested equity awards	420.6
Total cash consideration paid to Alpine	4,957.5
Less: Expense related to unvested equity awards	(197.6)
Transaction costs	40.7
Total consideration allocated	$4,800.6

Cash and cash equivalents	$31.9
Current marketable securities	209.5
Long-term marketable securities	48.5
Deferred tax asset	105.5
Total other assets	19.5
Total liabilities	(37.5)
Total identifiable assets acquired, net	377.4
Acquired in-process research and development expense	4,423.2
Total consideration allocated	$4,800.6

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
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
In the three and six months ended June 30, 2024, we recognized net reimbursements from CRISPR pursuant to the CRISPR JDCA as credits to “Cost of sales” of $15.9 million and $31.7 million, respectively, related to CRISPR’s share of the CRISPR JDCA’s net commercial loss, and to “Research and development expenses” of $11.6 million and $23.3 million, respectively, related to CRISPR’s share of the CRISPR JDCA’s research and development activities.
Prior to receiving marketing approvals for CASGEVY in various markets beginning in December 2023, we accounted for the CRISPR JDCA as a cost-sharing arrangement, with costs incurred related to CASGEVY allocated 60% to us and 40% to CRISPR, subject to certain adjustments. In the three and six months ended June 30, 2023, we recognized net reimbursements from CRISPR as credits to “Research and development expenses” of $17.9 million and $35.8 million, respectively, and to “Selling, general and administrative expenses” of $8.3 million and $14.2 million, respectively, related to CRISPR’s share of the CRISPR JDCA’s operating expenses.
CRISPR-Cas9 Gene-editing Hypoimmune Cell Therapies Agreement
In March 2023, we entered into a non-exclusive license agreement (the “CRISPR T1D Agreement”) for the use of CRISPR’s CRISPR-Cas9 gene-editing technology to accelerate the development of our hypoimmune cell therapies for type 1 diabetes (“T1D”). Pursuant to the CRISPR T1D Agreement, we made a $100.0 million upfront payment to CRISPR, and we determined that substantially all the fair value of our upfront payment was attributable to in-process research and development, for which there is no alternative future use, and that no substantive processes were acquired that would constitute a business. In the second quarter of 2023, we achieved a research milestone that resulted in a $70.0 million payment to CRISPR. We recorded the upfront payment and the research milestone to AIPR&D in the first and second quarters of 2023, respectively, resulting in $70.0 million and $170.0 million of AIPR&D in the three and six month ended June 30, 2023, respectively. CRISPR is eligible to receive up to an additional $160.0 million in research, development, regulatory and commercial milestones for any products that may result from the agreement, as well as royalties on resulting net product sales.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
Entrada Therapeutics, Inc.
In February 2023, we closed a strategic collaboration and license agreement (the “Entrada Agreement”) with Entrada Therapeutics, Inc. (“Entrada”) focused on discovering and developing intracellular therapeutics for myotonic dystrophy type 1 (“DM1”). Upon closing, we made an upfront payment of $225.1 million to Entrada, and purchased $24.9 million of Entrada’s common stock in connection with the Entrada Agreement. We determined that substantially all the fair value of our upfront payment was attributable to in-process research and development, for which there is no alternative future use, and that no substantive processes were acquired that would constitute a business. We recorded the upfront payment to AIPR&D in the first quarter of 2023. We recorded the investment in Entrada’s common stock at fair value on our condensed consolidated balance sheet within “Marketable securities.” In the first quarter of 2024, Entrada earned a $75.0 million milestone, which we recorded to AIPR&D in the three months ended March 31, 2024 and paid in the second quarter of 2024. We had accrued the milestone to “Other current liabilities” as of March 31, 2024. Entrada is eligible to receive up to an additional $335.0 million in development, regulatory and commercial milestones for any products that may result from the Entrada Agreement, as well as royalties on resulting net product sales.
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

D.Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) income per common share for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except per share amounts)
Net (loss) income	$(3,593.6)	$915.7	$(2,494.0)	$1,615.5

Basic weighted-average common shares outstanding	258.1	257.7	258.1	257.6
Effect of potentially dilutive securities:
Restricted stock units (including performance-based restricted stock units (“PSUs”))	—	1.4	—	1.5
Stock options	—	1.3	—	1.2
Employee stock purchase program	—	0.0	—	0.0
Diluted weighted-average common shares outstanding	258.1	260.4	258.1	260.3

Basic net (loss) income per common share	$(13.92)	$3.55	$(9.66)	$6.27
Diluted net (loss) income per common share	$(13.92)	$3.52	$(9.66)	$6.21

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
We did not include the securities in the following table in the computation of the diluted net (loss) income per common share because the effect would have been anti-dilutive during each period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Unvested restricted stock units (including PSUs)	3.2	—	1.6	0.3
Stock options	1.7	0.0	0.8	0.0

E.Fair Value Measurements
The following fair value hierarchy is used to classify assets and liabilities based on observable inputs and unobservable inputs used to determine the fair value of our financial assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.
The following tables set forth our financial assets and liabilities subject to fair value measurements by level within the fair value hierarchy:

	As of June 30, 2024				As of December 31, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(in millions)
Financial instruments carried at fair value (asset positions):
Cash equivalents	$1,836.1	$1,152.5	$683.6	$—	$7,033.9	$5,397.3	$1,636.6	$—
Marketable securities:
Corporate equity securities	30.6	30.6	—	—	46.0	46.0	—	—
U.S. Treasury securities	1,389.5	1,389.5	—	—	546.5	546.5	—	—
U.S. government agency securities	367.6	—	367.6	—	425.2	—	425.2	—
Asset-backed securities	891.9	—	891.9	—	306.0	—	306.0	—
Certificates of deposit	20.2	—	20.2	—	33.7	—	33.7	—
Corporate debt securities	2,776.9	—	2,776.9	—	1,802.8	—	1,802.8	—
Commercial paper	131.8	—	131.8	—	186.8	—	186.8	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	36.0	—	36.0	—	1.8	—	1.8	—
Other assets:
Foreign currency forward contracts	4.8	—	4.8	—	—	—	—	—
Total financial assets	$7,485.4	$2,572.6	$4,912.8	$—	$10,382.7	$5,989.8	$4,392.9	$—

Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(0.9)	$—	$(0.9)	$—	$(33.7)	$—	$(33.7)	$—
Other long-term liabilities:
Contingent consideration	(77.8)	—	—	(77.8)	(77.4)	—	—	(77.4)
Total financial liabilities	$(78.7)	$—	$(0.9)	$(77.8)	$(111.1)	$—	$(33.7)	$(77.4)
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
As of June 30, 2024, one of our investments in publicly traded corporate equity securities was subject to a contractual sales restriction expiring partially in the third quarter of 2024 and partially in the first quarter of 2025 with a total fair value of $23.1 million. We purchased this investment directly from the publicly traded company in the first quarter of 2023, and do not anticipate any circumstances that would cause this restriction to lapse prior to the periods listed above.
Please refer to Note F, “Marketable Securities and Equity Investments,” for further information on these investments.
Fair Value of Contingent Consideration
In 2019, we acquired Exonics Therapeutics, Inc. (“Exonics”), a privately-held company focused on creating transformative gene-editing therapies to repair mutations that cause Duchenne muscular dystrophy (“DMD”) and other severe neuromuscular diseases, including DM1. Our Level 3 contingent consideration liabilities are related to $678.3 million of development and regulatory milestones potentially payable to former Exonics equity holders. We base our estimates of the probability of achieving the milestones relevant to the fair value of contingent payments on industry data attributable to gene therapies and our knowledge of the progress and viability of the programs. The discount rates used in the valuation model for contingent payments, which were between 5.1% and 5.6% as of June 30, 2024, represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period.
The following table represents a rollforward of the fair value of our contingent consideration liabilities:

Six Months Ended June 30, 2024
(in millions)
Balance at December 31, 2023	$77.4
Increase in fair value of contingent payments	0.4
Balance at June 30, 2024	$77.8

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
F.Marketable Securities and Equity Investments
A summary of our cash equivalents and marketable debt and equity securities, which are recorded at fair value, is shown below:

	As of June 30, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Cash equivalents	$1,836.1	$—	$—	$1,836.1	$7,033.9	$—	$—	$7,033.9
Marketable securities:
U.S. Treasury securities	1,394.8	0.5	(5.8)	1,389.5	544.5	3.0	(1.0)	546.5
U.S. government agency securities	369.0	0.1	(1.5)	367.6	424.8	0.9	(0.5)	425.2
Asset-backed securities	893.3	0.7	(2.1)	891.9	304.9	1.4	(0.3)	306.0
Certificates of deposit	20.2	0.0	(0.0)	20.2	33.7	0.0	(0.0)	33.7
Corporate debt securities	2,788.4	2.4	(13.9)	2,776.9	1,794.0	10.5	(1.7)	1,802.8
Commercial paper	131.9	—	(0.1)	131.8	186.8	0.1	(0.1)	186.8
Total marketable available-for-sale debt securities	5,597.6	3.7	(23.4)	5,577.9	3,288.7	15.9	(3.6)	3,301.0
Corporate equity securities	72.1	—	(41.5)	30.6	72.1	—	(26.1)	46.0
Total marketable securities	5,669.7	3.7	(64.9)	5,608.5	3,360.8	15.9	(29.7)	3,347.0
Total cash equivalents and marketable securities	$7,505.8	$3.7	$(64.9)	$7,444.6	$10,394.7	$15.9	$(29.7)	$10,380.9
Amounts in the table above at fair value were classified on our condensed consolidated balance sheets as follows:

	As of June 30, 2024	As of December 31, 2023

	(in millions)
Cash and cash equivalents	$1,836.1	$7,033.9
Marketable securities	1,215.4	849.2
Long-term marketable securities	4,393.1	2,497.8
Total	$7,444.6	$10,380.9
Marketable available-for-sale debt securities by contractual maturity were as follows:

	As of June 30, 2024	As of December 31, 2023

	(in millions)
Matures within one year	$1,184.8	$803.2
Matures after one year through five years	4,334.3	2,495.6
Matures after five years	58.8	2.2
Total	$5,577.9	$3,301.0
We did not record any allowances for credit losses to adjust the fair value of our marketable available-for-sale debt securities or gross realized gains or losses in the three and six months ended June 30, 2024 and 2023. Additionally, we did not record any realized gains or losses that were material to our condensed consolidated statements of income during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024, we held marketable available-for-sale debt securities with a total fair value of $4.6 billion that were in unrealized loss positions totaling $23.4 million. Included in this amount were marketable available-for sale debt securities with a total fair value of $382.4 million and total unrealized loss of $3.5 million that had been in unrealized loss positions for greater than twelve months. We intend to hold these investments until maturity and do not expect to incur realized losses on these investments when they mature.
We record changes in the fair value of our investments in corporate equity securities to “Other (expense) income, net” in our condensed consolidated statements of income. During the three and six months ended June 30, 2024 and 2023, our net

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
unrealized (losses) gains on corporate equity securities with readily determinable fair values held at the conclusion of each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Net unrealized (losses) gains	$(12.7)	$9.2	$(15.4)	$(0.9)

During the six months ended June 30, 2023, we received proceeds of $95.1 million related to the sale of the common stock of a publicly traded company, which had a total original cost basis of $57.3 million. There were no sales of the common stock of publicly traded companies during the six months ended June 30, 2024.
As of June 30, 2024, the carrying value of our equity investments without readily determinable fair values, which are recorded in “Other assets” on our condensed consolidated balance sheets, was $85.3 million. During the six months ended June 30, 2024, we reduced the carrying value of one of our equity investments without a readily determinable fair value by $24.3 million based on an observable change in price.

G.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available-For-Sale Debt Securities	On Foreign Currency Forward Contracts	Total

	(in millions)
Balance at December 31, 2023	$1.1	$9.6	$(25.0)	$(14.3)
Other comprehensive income (loss) before reclassifications	5.6	(29.2)	67.5	43.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.1	(11.2)	(7.1)
Net current period other comprehensive income (loss)	5.6	(25.1)	56.3	36.8
Balance at June 30, 2024	$6.7	$(15.5)	$31.3	$22.5

Balance at December 31, 2022	$(25.0)	$(0.1)	$25.9	$0.8
Other comprehensive income (loss) before reclassifications	14.1	(12.6)	(18.4)	(16.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(23.7)	(23.7)
Net current period other comprehensive income (loss)	14.1	(12.6)	(42.1)	(40.6)
Balance at June 30, 2023	$(10.9)	$(12.7)	$(16.2)	$(39.8)

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
months. We recognize realized gains and losses for the effective portion of such contracts in “Product revenues, net” in our condensed consolidated statements of income in the same period that we recognize the product revenues that were impacted by the hedged foreign exchange rate changes.
We formally document the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as our risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we were to determine that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of June 30, 2024, all hedges were determined to be highly effective.
We consider the impact of our counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of June 30, 2024 and December 31, 2023, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the notional amount in U.S. dollars of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP:

	As of June 30, 2024	As of December 31, 2023

Foreign Currency	(in millions)
Euro	$2,045.4	$1,720.6
British pound sterling	128.0	225.0
Canadian dollar	127.5	229.5
Australian dollar	83.1	153.3
Swiss Franc	34.7	63.9
Total foreign currency forward contracts	$2,418.7	$2,392.3
Foreign currency forward contracts - Not designated as hedging instruments
We also enter into foreign currency forward contracts with contractual maturities of less than one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under U.S. GAAP. We recognize realized gains and losses for such contracts in “Other (expense) income, net” in our condensed consolidated statements of income each period. As of June 30, 2024, we did not have any outstanding foreign currency forward contracts where hedge accounting under U.S. GAAP was not applied.
During the three and six months ended June 30, 2024 and 2023, we recognized the following related to foreign currency forward contracts in our condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$10.9	$8.2	$14.3	$30.2
Not designated as hedging instruments
Other (expense) income, net	$(13.4)	$0.6	$(15.8)	$4.2

Total reported in the Condensed Consolidated Statements of Income
Product revenues, net	$2,645.6	$2,493.2	$5,336.2	$4,868.0
Other (expense) income, net	$(23.1)	$1.6	$(54.3)	$2.9

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the fair value of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP included on our condensed consolidated balance sheets:

As of June 30, 2024
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value

(in millions)
Prepaid expenses and other current assets	$36.0	Other current liabilities	$(0.9)
Other assets	4.8	Other long-term liabilities	—
Total assets	$40.8	Total liabilities	$(0.9)

As of December 31, 2023
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value

(in millions)
Prepaid expenses and other current assets	$1.8	Other current liabilities	$(33.7)
As of June 30, 2024, we expect the amounts that are related to foreign exchange forward contracts designated as cash flow hedges under U.S. GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
We present the fair value of our foreign currency forward contracts on a gross basis within our condensed consolidated balance sheets. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under U.S. GAAP on our condensed consolidated balance sheets:

	As of June 30, 2024
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset

Foreign currency forward contracts	(in millions)
Total assets	$40.8	$—	$40.8	$(0.9)	$39.9
Total liabilities	(0.9)	—	(0.9)	0.9	—

	As of December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset

Foreign currency forward contracts	(in millions)
Total assets	$1.8	$—	$1.8	$(1.8)	$—
Total liabilities	(33.7)	—	(33.7)	1.8	(31.9)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
I.Inventories
Inventories consisted of the following:

	As of June 30, 2024	As of December 31, 2023

	(in millions)
Raw materials	$112.1	$78.7
Work-in-process	657.6	525.1
Finished goods	144.9	135.0
Total	$914.6	$738.8
During the first quarter of 2024, following positive results we announced related to our two Phase 3 trials for suzetrigine (formerly VX-548) for acute pain and vanzacaftor/tezacaftor/deutivacaftor for CF, we began capitalizing inventories produced in preparation for our planned product launches. As of June 30, 2024, we continued to conclude that capitalization of these inventories was appropriate. We made these determinations based on our evaluation, among other factors, the safety and efficacy results, and expected likelihood of regulatory approval and commercial success. Prior to the first quarter of 2024, we expensed inventoriable and related costs associated with these product candidates as “Research and development expenses.” As of June 30, 2024, these inventories were not material to our condensed consolidated financial statements.

J.Stock-based Compensation Expense and Share Repurchase Programs
Stock-based compensation expense
During the three and six months ended June 30, 2024 and 2023, we recognized the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions)
Stock-based compensation expense by type of award:
Restricted stock units (including PSUs)	$150.7	$113.6	$337.9	$229.5
ESPP share issuances	4.5	3.9	10.3	9.4
Stock options	1.8	2.4	1.8	3.8
Stock-based compensation expense related to inventories	(2.8)	(0.6)	(3.9)	(1.0)
Total stock-based compensation expense included in “Total costs and expenses”	$154.2	$119.3	$346.1	$241.7

Stock-based compensation expense by line item:
Cost of sales	$1.8	$1.8	$3.6	$3.7
Research and development expenses	97.1	74.5	216.5	150.8
Selling, general and administrative expenses	55.3	43.0	126.0	87.2
Total stock-based compensation expense included in costs and expenses	154.2	119.3	346.1	241.7
Income tax effect	(80.7)	(31.3)	(159.7)	(71.9)
Total stock-based compensation expense, net of tax	$73.5	$88.0	$186.4	$169.8
Share repurchase program
In February 2023, our Board of Directors approved a share repurchase program, pursuant to which we are authorized to repurchase up to $3.0 billion of our common stock. The program does not have an expiration date and can be discontinued at any time. During the six months ended June 30, 2024 and 2023, we repurchased 1.1 million and 0.5 million shares of our

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
common stock under the program, respectively, for aggregate repurchases of $456.2 million and $161.1 million, respectively. As of June 30, 2024, we had $2.1 billion remaining authorization under this program.

K.Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. During the three and six months ended June 30, 2024 and 2023, we recorded the following provisions for income taxes and effective tax rates as compared to our income (loss) before provision for income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

	(in millions, except percentages)
(Loss) income before provision for income taxes	$(3,391.2)	$1,161.5	$(2,112.1)	$2,053.0
Provision for income taxes	$202.4	$245.8	$381.9	$437.5

Effective tax rate	(6.0)%	21.2%	(18.1)%	21.3%
Our effective tax rate for the three and six months ended June 30, 2024 was materially different than the U.S. statutory rate primarily due to the $4.4 billion of non-deductible AIPR&D resulting from our acquisition of Alpine, which drove our pre-tax loss in each of these periods.
Our effective tax rate for the three and six months ended June 30, 2023 was similar to the U.S. statutory rate.
We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2024 and December 31, 2023, we had $309.3 million and $288.7 million, respectively, of net unrecognized tax benefits, which would affect our tax rate if recognized.
We file U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. We have various income tax audits ongoing at any time throughout the world. Except for jurisdictions where we have net operating losses or tax credit carryforwards, we are no longer subject to any tax assessment from tax authorities for years prior to 2015 in jurisdictions that have a material impact on our consolidated financial statements. In 2023, we came to settlement with the United Kingdom’s HM Revenue & Customs (“HMRC”) with respect to our tax positions for 2015 through 2020 and subsequently received Closure Notices for those periods during the three months ended March 31, 2024. Due to the nature of the adjustments, we are asserting our rights under the U.S./U.K. Income Tax Convention pursuant to the mutual agreement procedures for the relief of double taxation for these matters.
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
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including a financial covenant to maintain subject to certain limited exceptions, a consolidated leverage ratio of 3.50 to 1.00, subject to an increase to 4.00 to 1.00 following a material acquisition. As of June 30, 2024, we were in compliance with the covenants described above. The Credit Agreement also contains customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under outstanding loans.
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
Other Contingencies
We have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for such contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Other than our contingent consideration liabilities discussed in Note E, “Fair Value Measurements,” there were no material contingent liabilities accrued as of June 30, 2024 or December 31, 2023.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
M.Additional Cash Flow Information
The cash, cash equivalents and restricted cash at the beginning and ending of each period presented in our condensed consolidated statements of cash flows consisted of the following:

	Six Months Ended June 30,
	2024		2023
	Beginning of period	End of period	Beginning of period	End of period

	(in millions)
Cash and cash equivalents	$10,369.1	$4,580.1	$10,504.0	$10,151.1
Prepaid expenses and other current assets	3.2	10.9	8.0	2.3
Cash, cash equivalents and restricted cash per condensed consolidated statement of cash flows	$10,372.3	$4,591.0	$10,512.0	$10,153.4
Consistent with our policy for asset acquisitions, we have presented the cost to acquire the AIPR&D associated with Alpine, including attributable direct costs, as an operating cash flow within "Cash flows used in operating activities" for the six months ended June 30, 2024.
We obtained $295.0 million right-of-use operating lease assets in exchange for a similar amount of operating lease obligations in the six months ended June 30, 2024, which represent non-cash operating activities.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are a global biotechnology company that invests in scientific innovation to create transformative medicines for people with serious diseases, with a focus on specialty markets. We have four approved medicines that treat the underlying cause of cystic fibrosis (“CF”), a life-threatening genetic disease, and one approved therapy that treats severe sickle cell disease (“SCD”) and transfusion dependent beta thalassemia (“TDT”), life-shortening inherited blood disorders. Our pipeline includes clinical-stage programs in CF, sickle cell disease, beta thalassemia, acute and neuropathic pain, APOL1-mediated kidney disease, IgA nephropathy (as well as other autoimmune renal diseases and cytopenias), type 1 diabetes, myotonic dystrophy type 1, and autosomal dominant polycystic kidney disease.
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
In late 2023 and early 2024, CASGEVY (exagamglogene autotemcel or “exa-cel”), an ex-vivo, non-viral CRISPR/Cas9 gene-edited cell therapy, was approved in the U.S., the European Union (the “E.U.”), the United Kingdom (“U.K.”), the Kingdom of Saudi Arabia (“Saudi Arabia”), and the Kingdom of Bahrain (“Bahrain”) for the treatment of people 12 years of age and older with SCD or TDT. We estimate approximately 35,000 people with severe SCD or TDT could be eligible for CASGEVY in the U.S. and Europe, with additional people in Saudi Arabia and Bahrain. In addition, we are preparing for near-term launches of potential new products in CF and acute pain.
Financial Highlights

Revenues
In the second quarter of 2024, our net CF product revenues increased to $2.6 billion as compared to $2.5 billion in the second quarter of 2023. The increase was primarily due to the performance of TRIKAFTA in the U.S., following the launch of TRIKAFTA in children with CF 2 to 5 years of age and the continued strong uptake of TRIKAFTA/KAFTRIO in ex-U.S. markets and label extensions in younger age groups.

Expenses
Our total research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses increased to $1.3 billion in the second quarter of 2024 as compared to $1.0 billion in the second quarter of 2023. The largest driver of this increase was compensation expense associated with cash-settled unvested equity awards resulting from our acquisition of Alpine Immune Sciences, Inc. (“Alpine”) in May 2024. Acquired in-process research and development expenses (“AIPR&D”) included $4.4 billion resulting from our acquisition of Alpine. Cost of sales was 14% in the second quarter of 2024 as compared to 12% in the second quarter of 2023, primarily due to cost of sales associated with CASGEVY.

Cash
Our total cash, cash equivalents and marketable securities decreased to $10.2 billion as of June 30, 2024 as compared to $13.7 billion as of December 31, 2023 primarily due to cash paid to acquire Alpine partially offset by cash flows provided by other operating activities.

Note: Charts above may not add due to rounding.
Business Updates
Marketed Products
Cystic Fibrosis
We expect to grow our CF business with (i) label expansions, including into younger patient groups and rare mutations, (ii) continued uptake in younger patient groups, and (iii) growth in the number of people living with CF. Recent progress in activities supporting continued uptake and label expansions is included below:
•We entered into an extended long-term reimbursement agreement with NHS England providing access to KAFTRIO, SYMKEVI and ORKAMBI, and continued access to KALYDECO, for existing and future eligible CF patients in England. We have entered into similar reimbursement agreements in Wales, Northern Ireland and Scotland. These reimbursement agreements include access to any future license extensions of these medicines.
•The European Commission approved KALYDECO for the treatment of infants with CF from 1 month to less than 4 months of age with specific mutations in the CFTR gene.
•Health Canada approved TRIKAFTA for the treatment of people with CF with 152 rare responsive mutations in the CFTR gene.
•We submitted regulatory applications to the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (the “EMA”) for TRIKAFTA/KAFTRIO for the treatment of people with CF and rare responsive mutations.
Sickle Cell Disease and Beta Thalassemia
•CASGEVY is approved in the U.S., the E.U., the U.K., Saudi Arabia, and Bahrain for people 12 years of age and older with SCD or TDT.
•We completed regulatory submissions for CASGEVY for SCD and TDT in Switzerland and Canada, and our regulatory submission in Canada has been granted Priority Review.
•We have activated more than 35 authorized treatment centers globally, and patients across all regions have initiated cell collection.
•The French National Authority for Health (“HAS”) approved our request for the implementation of an early access program for the use of CASGEVY in indicated patients with SCD. HAS previously approved the implementation of an early access program for CASGEVY in indicated patients with TDT in the first quarter of 2024.
Potential Near-Term Launch Opportunities
We are preparing for the following near-term launches of potential new products:

Vanzacaftor/tezacaftor/deutivacaftor in CF
•The FDA accepted the new drug application (“NDA”) for the once-daily vanzacaftor triple in people with CF 6 years of age and older and granted Priority Review with a PDUFA target action date of January 2, 2025.
•We received validation of our vanzacaftor triple marketing authorization application (“MAA”) submissions from the EMA in the E.U. and the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the U.K. We have also completed regulatory submissions for the vanzacaftor triple in Canada, Australia, New Zealand, and Switzerland.
Suzetrigine in Acute Pain
•The FDA accepted the NDA submission for suzetrigine for the treatment of moderate-to-severe acute pain and granted Priority Review with a PDUFA target action date of January 30, 2025. Suzetrigine has been granted Fast Track and Breakthrough Therapy designations by the FDA for the treatment of moderate-to-severe acute pain.
Pipeline
We continue to advance a diversified pipeline of potentially transformative medicines for serious diseases utilizing a range of modalities. Recent and anticipated progress in activities supporting these efforts is included below:
Cystic Fibrosis
•We have initiated a new cohort in the Phase 3 clinical trial evaluating the vanzacaftor triple in children with CF 2 to 5 years of age who have at least one F508del mutation or a mutation responsive to triple combination CFTR modulators.
•In collaboration with Moderna, Inc. (“Moderna”), we are developing VX-522, a nebulized mRNA therapy for the treatment of people with CF who do not produce full-length CFTR protein. The multiple ascending dose portion of the Phase 1/2 clinical trial of VX-522 in people with CF is ongoing. We expect to complete this clinical trial and share data in the first half of 2025.
•We continue to advance new oral small molecule combination therapies through preclinical and clinical development. The most advanced next-wave CFTR modulators have completed, or are in the process of completing, Phase 1 clinical trials.
Sickle Cell Disease and Transfusion-Dependent Beta Thalassemia
•We have completed enrollment in two global Phase 3 clinical trials evaluating CASGEVY in children 5 to 11 years of age with SCD or TDT, and the trials are ongoing.
•We continue to work on preclinical assets for myeloablative conditioning agents that would have milder side-effects and could be used in connection with CASGEVY, which could broaden the eligible patient population.
Acute Pain
•We are enrolling and dosing patients in a Phase 1 clinical trial evaluating an intravenous formulation of VX-993, a next-generation selective NaV1.8 pain signal inhibitor.
•We expect to initiate a Phase 2 clinical trial evaluating an oral formulation of VX-993 for the treatment of moderate-to-severe acute pain following bunionectomy surgery in the third quarter of 2024.
•We are advancing additional NaV1.8 inhibitors and NaV1.7 pain signal inhibitors, which could be used alone or in combination, for the treatment of acute pain.
Peripheral Neuropathic Pain
•We expect to initiate the Phase 3 pivotal program evaluating suzetrigine in people with diabetic peripheral neuropathy, a common form of chronic peripheral neuropathic pain, in the third quarter of 2024. The FDA has granted suzetrigine Breakthrough Therapy designation in diabetic peripheral neuropathy.

•We have completed enrollment in the Phase 2 clinical trial evaluating suzetrigine in people with lumbosacral radiculopathy, a second type of peripheral neuropathic pain. We expect to share results from this clinical trial in late 2024.
•We expect to initiate a Phase 2 clinical trial evaluating the oral formulation of VX-993 for the treatment of diabetic peripheral neuropathy in the third quarter of 2024.
•We are advancing additional NaV1.8 inhibitors and NaV1.7 pain signal inhibitors, which could be used alone or in combination, for the treatment of peripheral neuropathic pain.
APOL1-Mediated Kidney Disease
•Inaxaplin is our small molecule for the treatment of APOL1-mediated kidney disease (“AMKD”), including APOL1-mediated focal segmental glomerulosclerosis (“FSGS”). We continue to enroll and dose people with AMKD in the Phase 3 portion of the global Phase 2/3 pivotal clinical trial.
•The clinical trial is designed to have a pre-planned interim analysis at Week 48 evaluating estimated glomerular filtration rate (“eGFR”) slope, a measure of kidney function, supported by a percentage change from baseline in proteinuria, in the inaxaplin arm versus placebo. If positive, we expect that the interim analysis may serve as the basis to seek accelerated approval in the U.S.
IgA Nephropathy and Other B Cell-Mediated Diseases
•We are developing povetacicept, a dual inhibitor of the BAFF and APRIL pathways, as a potentially best-in-class approach to treat IgA nephropathy (“IgAN”), a serious progressive, autoimmune kidney disease that can lead to end-stage renal disease. We have completed end-of-phase 2 regulatory interactions and we expect to initiate the Phase 3 clinical trial evaluating povetacicept in IgAN (the “RAINIER” trial) in the third quarter of 2024.
•RAINIER is a global pivotal trial evaluating povetacicept in approximately 480 people with IgAN. The trial is designed to have a pre-planned interim analysis evaluating urine protein creatinine ratio (“UPCR”) after a certain number of patients reach 36 weeks of treatment. If positive, the interim analysis may serve as the basis for seeking accelerated approval in the U.S. Final analysis will occur at two years of treatment, with a primary endpoint of total eGFR slope through Week 104.
•The RUBY3 (autoimmune kidney diseases) and RUBY4 (autoimmune cytopenias) Phase 2 basket trials are ongoing. We expect data readouts from certain cohorts later in 2024 and into 2025.
Type 1 Diabetes
•VX-880 is an allogeneic stem cell-derived, fully differentiated, insulin-producing islet cell replacement therapy, using standard immunosuppression to protect the implanted cells. We are evaluating VX-880 as a potential treatment for type 1 diabetes (“T1D”) in a sequential, three-part Phase 1/2 clinical trial. Based on positive data announced in June 2024, we have expanded the Phase 1/2 clinical trial in people with T1D to include a total of 37 patients. We have completed enrollment and dosing in the original Phase 1/2 17-patient clinical trial.
•Our second Phase 1/2 program in T1D evaluates VX-264, which encapsulates the same VX-880 islet cells in a novel device designed to eliminate the need for immunosuppression. This trial is a sequential, multi-part study to evaluate the safety, tolerability and efficacy of VX-264. We have completed Part A of the clinical trial and we are enrolling and dosing people with TID in Part B of the clinical trial, where patients receive the full-target dose with a stagger period between patients. In Part C, we expect that patients will receive the full target dose with no stagger.
•Our hypoimmune islet cell program uses CRISPR/Cas9 technology to gene-edit the same allogeneic stem cell-derived, fully differentiated islet cells used in the VX-880 and VX-264 programs. The goal is to protect the cells from the immune system to explore another possible path to eliminate the need for immunosuppressive therapy. This program continues to progress through the research stage.
Myotonic Dystrophy Type 1
•Our lead approach for myotonic dystrophy type 1 (“DM1”), VX-670, was in-licensed from Entrada Therapeutics, Inc. (“Entrada”). VX-670 is an oligonucleotide connected to a cyclic peptide to promote effective delivery into cells, which holds the potential to address the underlying cause of DM1.

•We are enrolling and dosing people with DM1 in the global Phase 1/2 clinical trial for VX-670 and expect to complete the single ascending dose portion of the clinical trial by the end of 2024. Following the completion of the single ascending dose portion, we expect to move into the multiple ascending dose portion of the trial, which will evaluate the safety and efficacy of VX-670.
Autosomal Dominant Polycystic Kidney
•We are enrolling and dosing in a Phase 1 clinical trial in healthy volunteers evaluating VX-407, our first-in-class small molecule corrector that targets the underlying cause of autosomal dominant polycystic kidney disease (“ADPKD”) in people with a subset of PKD1 variants.
Alpha-1 Antitrypsin Deficiency
•We are working to address the underlying genetic cause of alpha-1 antitrypsin (“AAT”) deficiency by developing novel small molecule correctors of Z-AAT protein folding, with a goal of increasing the secretion of functional AAT into the blood and addressing both the lung and the liver aspects of AAT deficiency (“AATD”).
•Based on Phase 1 biomarker analyses, we have determined that VX-634 and VX-668, two investigational small molecule AAT correctors, would not deliver transformative efficacy for people with AATD. We have discontinued development of both molecules.
•Consistent with our portfolio approach to research and development, we are using our learnings from VX-634, VX-668 and prior molecules to continue to optimize the small molecule corrector and other approaches in the preclinical research phase.
Investment in External Innovation
•We completed the previously announced acquisition of Alpine for approximately $5.0 billion in cash, including Alpine’s lead asset, povetacicept.
Our Business Environment
In the first half of 2024, our net product revenues came from the sale of our medicines for the treatment of CF. Our CF strategy involves continuing to develop and obtain approval and reimbursement for treatment regimens that will provide benefits to all people with CF and increasing the number of people with CF eligible and able to receive our medicines, including through label expansions, expanded reimbursement, and the development of new medicines. We are advancing our pipeline of product candidates for the treatment of serious diseases outside of CF, including CASGEVY, which has received marketing approvals in the U.S., the E.U., the U.K., Saudi Arabia, and Bahrain for the treatment of SCD and TDT.
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
In the U.S., we have worked successfully with third-party payors to promptly obtain appropriate levels of reimbursement for our CF medicines. In addition, we are working with U.S. government and commercial payors with respect to CASGEVY. We anticipate broad access with government and commercial payors for CASGEVY in the U.S., and we have recently entered into multiple agreements with government and commercial health insurance providers to provide access to CASGEVY. We plan to continue to engage in discussions with numerous commercial insurers and managed health care organizations, along with government health programs that are typically managed by authorities in the individual states, to ensure that payors recognize the significant benefits that all of our therapies provide and provide patients with appropriate levels of access to our medicines and therapies now and in the future. We cannot, however, predict how recent changes in the law, including through the Inflation Reduction Act of 2022 and passage of state laws (e.g., transparency laws and prescription drug affordability boards), will affect our ability to negotiate successfully with third-party payors and distribute our products. Similarly, in ex-U.S. markets, we seek government reimbursement for our medicines on a country-by-country or region-by-region basis, as required. This is necessary for each new medicine, as well as for label expansions for our current medicines. We are working with ex-U.S. payors with respect to CASGEVY, and we are pursuing long-term reimbursement agreements. We have secured reimbursed access for people with SCD or TDT in Saudi Arabia and Bahrain, and for people with SCD or TDT in France through an expanded access program. We expect to continue to focus significant resources to expand and maintain reimbursement for our CF medicines, CASGEVY and, ultimately, pipeline therapies, in U.S. and ex-U.S. markets.
Strategic Transactions
Acquisitions
As part of our business strategy, we seek to acquire technologies, products, product candidates and other businesses that are aligned with our corporate and research and development strategies and complement and advance our ongoing research and development efforts. We have engaged in a number of acquisitions of biotechnology companies over the last several years and expect to continue to identify and evaluate opportunities to acquire additional biotechnology companies. The accounting for these acquisitions can vary significantly based on whether we conclude the transactions represent business combinations or asset acquisitions. In May 2024, we acquired Alpine as described above. Alpine’s lead molecule, povetacicept, has shown potential best-in-class efficacy in IgAN through Phase 2 development. We accounted for the Alpine transaction as an asset acquisition because povetacicept represents substantially all of the fair value of the gross assets that we acquired. As a result, $4.4 billion of the fair value attributed to povetacicept was expensed as AIPR&D in the second quarter and first half of 2024. In 2022, we acquired ViaCyte, Inc. (“ViaCyte”), which had intellectual property, tools, technologies and assets with the potential to accelerate development of our T1D programs. We accounted for our acquisition of ViaCyte as a business combination.
Collaboration and In-Licensing Arrangements
We enter into arrangements with third parties, including collaboration and licensing arrangements, for the development, manufacture and commercialization of products, product candidates and other technologies that have the potential to complement our ongoing research and development efforts. Over the last several years, we entered into collaboration agreements with a number of companies, including CRISPR Therapeutics AG (“CRISPR”), Entrada, and Moderna. In July 2024, we entered into a multi-target license and option agreement with Orum Therapeutics for the use of their degrader-

antibody conjugate technology for the discovery of novel targeted conditioning agents for gene-edited therapies, such as CASGEVY, which included an upfront payment of approximately $15.0 million.
Generally, when we in-license a technology or product candidate, we make upfront payments to the collaborator, assume the costs of the program and/or agree to make contingent payments, which could consist of milestone, royalty and option payments. Most of these collaboration payments are expensed as AIPR&D, including a $75.0 million milestone due to Entrada in the first quarter of 2024, and our upfront payment of $225.1 million to Entrada and $170.0 million in total upfront and milestone payments to CRISPR related to T1D in the first half of 2023. These payments were expensed to AIPR&D because they were primarily attributable to acquired in-process research and development for which there was no alternative future use. However, depending on many factors, including the structure of the collaboration, the stage of development of the acquired technology, the significance of the in-licensed product candidate to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. We expect to continue to identify and evaluate collaboration and licensing opportunities that may be similar to or different from the collaborations and licenses that we have engaged in previously.
Acquired In-Process Research and Development Expenses
In the first half of 2024 and 2023, our AIPR&D included $4.5 billion and $457.6 million, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including the asset acquisitions, collaborations, and licenses of third-party technologies described above. Please refer to Note C, “Collaboration, License and Other Arrangements,” for further information regarding our asset acquisitions, collaborations and in-license agreements.

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(in millions, except percentages and per share amounts)
Product revenues, net	$2,645.6	$2,493.2	6%	$5,336.2	$4,868.0	10%
Acquired in-process research and development expenses	4,449.1	110.5	**	4,525.9	457.6	**
Other operating costs and expenses	1,711.2	1,356.3	26%	3,185.5	2,605.0	22%
(Loss) income from operations	(3,514.7)	1,026.4	**	(2,375.2)	1,805.4	**
Other non-operating income, net	123.5	135.1	(9)%	263.1	247.6	6%
Provision for income taxes	202.4	245.8	(18)%	381.9	437.5	(13)%
Net (loss) income	$(3,593.6)	$915.7	**	$(2,494.0)	$1,615.5	**

Net (loss) income per diluted common share	$(13.92)	$3.52		$(9.66)	$6.21
Diluted shares used in per share calculations	258.1	260.4		258.1	260.3
				** Not meaningful
Product Revenues, net

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(in millions, except percentages)
TRIKAFTA/KAFTRIO	$2,449.2	$2,240.4	9%	$4,932.8	$4,337.1	14%
Other CF products	196.4	252.8	(22)%	403.4	530.9	(24)%
Product revenues, net	$2,645.6	$2,493.2	6%	$5,336.2	$4,868.0	10%
In the second quarter and first half of 2024, our net product revenues increased by $152.4 million and $468.2 million, or 6% and 10%, as compared to the second quarter and first half of 2023, respectively. The increase was primarily due to the performance of TRIKAFTA in the U.S., following the launch of TRIKAFTA in children with CF 2 to 5 years of age, and continued strong uptake of TRIKAFTA/KAFTRIO in ex-U.S. markets and label extensions in younger age groups. Decreases in revenues for our CF products other than TRIKAFTA/KAFTRIO were primarily the result of patients switching from these medicines to TRIKAFTA/KAFTRIO.
Our net product revenues from the U.S. and from ex-U.S. markets were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(in millions, except percentages)
United States	$1,614.3	$1,507.8	7%	$3,134.2	$2,911.6	8%
ex-U.S.	1,031.3	985.4	5%	2,202.0	1,956.4	13%
Product revenues, net	$2,645.6	$2,493.2	6%	$5,336.2	$4,868.0	10%
Operating Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(in millions, except percentages)
Cost of sales	$371.9	$308.6	21%	$714.5	$575.5	24%
Research and development expenses	966.6	785.7	23%	1,755.7	1,528.3	15%
Acquired in-process research and development expenses	4,449.1	110.5	**	4,525.9	457.6	**
Selling, general and administrative expenses	372.2	262.6	42%	714.9	503.7	42%
Change in fair value of contingent consideration	0.5	(0.6)	**	0.4	(2.5)	**
Total costs and expenses	$6,160.3	$1,466.8	320%	$7,711.4	$3,062.6	152%

				** Not meaningful
Cost of Sales
Our cost of sales primarily consists of third-party royalties payable on net sales of our CF products as well as the cost of producing inventories. Pursuant to our agreement with the Cystic Fibrosis Foundation, our tiered third-party royalties on sales of TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, KALYDECO, and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens, with lower royalties on sales of TRIKAFTA/KAFTRIO than for our other products. Over the last several years, our cost of sales has been increasing due to increased net product revenues. Our cost of sales as a percentage of our net product revenues increased to 14% and 13% in the second quarter and first half of 2024, respectively, as compared to 12% in the second quarter and first half of 2023, primarily due to cost of sales associated with CASGEVY following its regulatory approval in the fourth quarter of 2023.
Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(in millions, except percentages)
Research expenses	$207.3	$170.7	21%	$403.4	$337.5	20%
Development expenses	759.3	615.0	23%	1,352.3	1,190.8	14%
Total research and development expenses	$966.6	$785.7	23%	$1,755.7	$1,528.3	15%
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
Since January 2022, we have incurred approximately $7.5 billion in total research and development expenses associated with product discovery and development. The successful development of our product candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the product candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available.
Any estimates regarding development and regulatory timelines for our product candidates are highly subjective and subject to change. Until we have data from Phase 3 clinical trials, we cannot make a meaningful estimate regarding when, or if, a clinical development program will generate revenues and cash flows.
Research Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(in millions, except percentages)
Research Expenses:
Salary and benefits	$61.9	$45.7	35%	$114.9	$91.2	26%
Stock-based compensation expense	28.6	18.5	55%	58.5	38.7	51%
Outsourced services and other direct expenses	67.0	60.6	11%	131.4	114.2	15%
Infrastructure costs	49.8	45.9	8%	98.6	93.4	6%
Total research expenses	$207.3	$170.7	21%	$403.4	$337.5	20%
Our research expenses have been increasing over the last several years as we have invested in our pipeline and expanded our cell and genetic therapy capabilities, resulting in increased headcount, and outside services and other direct expenses. We expect to continue to invest in our research programs with a focus on creating transformative medicines for serious diseases.
Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(in millions, except percentages)
Development Expenses:
Salary and benefits	$167.2	$142.3	17%	$337.3	$286.5	18%
Stock-based compensation expense	68.5	56.0	22%	158.0	112.1	41%
Compensation expense for cash-settled unvested Alpine equity awards	151.9	—	**	151.9	—	**
Outsourced services and other direct expenses	267.2	329.1	(19)%	503.3	624.4	(19)%
Infrastructure costs	104.5	87.6	19%	201.8	167.8	20%
Total development expenses	$759.3	$615.0	23%	$1,352.3	$1,190.8	14%

				** Not meaningful
Our development expenses increased by $144.3 million and $161.5 million, or 23% and 14%, in the second quarter and first half of 2024 as compared to the second quarter and first half of 2023, respectively, primarily due to compensation expense associated with cash-settled unvested Alpine equity awards as well as increased salaries and benefits, stock-based compensation expense and infrastructure costs to support our clinical trials. These increases were partially offset by decreased outsourced services and other direct expenses.
We are investing significantly in internal headcount and in infrastructure to support our advancing pipeline. Additional headcount over the last several years has resulted in increased stock-based compensation expense. Our stock-based compensation expense has historically fluctuated and is expected to continue to fluctuate from one period to another based on the probability of achieving milestones associated with our performance-based awards. Our outsourced services and other direct expenses decreased as compared to the three and six months ended June 30, 2023 primarily due to lower clinical trial costs resulting from advancements in both our suzetrigine program in acute pain and the vanzacaftor triple for CF as well as the commercialization of CASGEVY. These decreased clinical trial expenses were partially offset by increased costs to support our T1D program.
Acquired In-process Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(in millions, except percentages)
Acquired in-process research and development expenses	$4,449.1	$110.5	**	$4,525.9	$457.6	**
				** Not meaningful
AIPR&D in the three and six months ended June 30, 2024 was primarily related to $4.4 billion of AIPR&D resulting from our acquisition of Alpine, which was accounted for as an asset acquisition. AIPR&D in the first half of 2024 also included the $75.0 million milestone to Entrada from the first quarter of 2024. AIPR&D in the second quarter of 2023 was primarily related to a $70.0 million T1D research milestone to CRISPR and various other milestones. AIPR&D in the first half of 2023 also included our upfront payments of $225.1 million to Entrada and $100.0 million to CRISPR related to T1D from the first quarter of 2023. Our AIPR&D has historically fluctuated, and is expected to continue to fluctuate, from one period to another due to upfront, contingent milestone, and other payments pursuant to our existing and future business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions.
Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change

	(in millions, except percentages)
Selling, general and administrative expenses	$372.2	$262.6	42%	$714.9	$503.7	42%
Selling, general and administrative expenses increased by 42% in each of the second quarter and first half of 2024 as compared to the second quarter and first half of 2023, primarily due to increased investments to support the launches of our therapies globally and prepare for near-term launches of multiple potential new products. Our selling, general and administrative expenses also increased as compared to the second quarter and first half of 2023 as a result of compensation expense associated with cash-settled unvested Alpine equity awards.
Contingent Consideration
The fair value of our contingent consideration increased by $0.5 million and $0.4 million in the second quarter and first half of 2024, respectively, and decreased by $0.6 million and $2.5 million in the second quarter and first half of 2023, respectively.
Other Non-Operating Income (Expense), Net
Interest Income
Interest income increased to $156.5 million and $337.7 million in the second quarter and first half of 2024, respectively, as compared to $144.7 million and $267.3 million in the second quarter and first half of 2023, respectively, primarily due to the mix of our cash equivalents and available-for-sale debt securities. Our future interest income is dependent on the amount of, and prevailing market interest rates on, our outstanding cash equivalents and available-for-sale debt securities.

Interest Expense
Interest expense was $9.9 million and $11.2 million in the second quarter of 2024 and 2023, respectively, and $20.3 million and $22.6 million in the first half of 2024 and 2023, respectively. The majority of our interest expense in these periods was related to imputed interest expense associated with our leased corporate headquarters in Boston.
Other Income (Expense), Net
Other income (expense), net was expense of $23.1 million and income of $1.6 million in the second quarter of 2024 and 2023, respectively, and expense of $54.3 million and income of $2.9 million in the first half of 2024 and 2023, respectively. These amounts related primarily to net unrealized gains or losses resulting from changes in the fair value of our strategic equity investments, which consist of investments in our collaborators that may be public or private companies. To the extent that we continue to hold strategic equity investments in publicly traded companies, we expect that due to the volatility of the stock price of biotechnology companies, our other income (expense), net will fluctuate in future periods based on increases or decreases in the fair value of our strategic equity investments. As of June 30, 2024, the fair value of our investments in publicly traded companies was $30.6 million.
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
We recorded provisions for income taxes of $202.4 million and $245.8 million in the second quarter of 2024 and 2023, respectively, and $381.9 million and $437.5 million in the first half of 2024 and 2023, respectively. Our effective tax rate of (18.1)% in the first half of 2024 was materially different than the U.S. statutory rate primarily due to the $4.4 billion of AIPR&D resulting from our acquisition of Alpine, which drove our pre-tax loss in each of these periods. Our effective tax rate of 21.3% in the first half of 2023 was similar to the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024	As of December 31, 2023	Change

	(in millions, except percentages)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$4,580.1	$10,369.1
Marketable securities	1,215.4	849.2
Long-term marketable securities	4,393.1	2,497.8
Total cash, cash equivalents and marketable securities	$10,188.6	$13,716.1	(26)%

Working Capital:
Total current assets	$8,941.6	$14,144.2	(37)%
Total current liabilities	(3,547.2)	(3,547.4)	—%
Total working capital	$5,394.4	$10,596.8	(49)%
Working Capital
As of June 30, 2024, total working capital was $5.4 billion, which represented a decrease of $5.2 billion from $10.6 billion as of December 31, 2023 primarily due to the cash consideration paid to acquire Alpine.

Cash Flows

	Six Months Ended June 30,
	2024	2023

	(in millions)
Net cash provided by (used in):
Operating activities	$(2,447.0)	$2,034.3
Investing activities	$(2,600.1)	$(2,137.5)
Financing activities	$(716.1)	$(277.4)
Operating Activities
Cash used in operating activities was $2.4 billion in the first half of 2024 primarily due to our acquisition of Alpine partially offset by cash flows provided by other operating activities. Cash provided by operating activities was $2.0 billion in the first half of 2023 primarily due to income from operations of $1.8 billion driven by our net product revenues.
Investing Activities
Cash used in investing activities were $2.6 billion and $2.1 billion in the first half of 2024 and 2023, respectively. The largest portion of our investing activities in each of these periods were net purchases of available-for-sale debt securities.
Financing Activities
Cash used in financing activities were $716.1 million and $277.4 million in the first half of 2024 and 2023, respectively. Our financing activities in each of these periods were primarily related to repurchases of our common stock pursuant to our share repurchase program and payments related to our employee stock benefit plans.
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
Credit Facilities & Financing Strategy
We may borrow up to a total of $500.0 million pursuant to a revolving credit facility that we entered into in July 2022 and could repay and reborrow amounts under this revolving credit agreement without penalty. Subject to certain conditions, we could request that the borrowing capacity be increased by an additional $500.0 million, for a total of $1.0 billion. Negative covenants in our credit agreement could prohibit or limit our ability to access this source of liquidity. As of June 30, 2024, the facility was undrawn, and we were in compliance with these covenants.
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
•As of June 30, 2024, we had $2.1 billion remaining authorization available under our Share Repurchase Program that our Board of Directors approved in February 2023. We expect to fund repurchases of our common stock through a combination of cash on hand and cash generated by operations. This program does not have an expiration date and can be discontinued at any time.
There have not been any material changes to our future capital requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission, or SEC, on February 15, 2024.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the six months ended June 30, 2024, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 15, 2024.

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management (under the supervision and with the participation of our chief executive officer and chief financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, as of June 30, 2024 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. Other Information
Item 1. Legal Proceedings
We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors
The information presented below supplements the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 15, 2024.
We may be unable to successfully integrate Alpine’s business which could adversely affect our business and financial condition.
Our inability to successfully integrate Alpine could have a material adverse effect on our business. Our realization of the value from the acquisition of Alpine relies on successful integration, continued operations of the Alpine business and continued successful development of the pipeline products and candidates that we acquired. We may not be able to make Alpine’s business profitable, retain key employees or realize anticipated cost savings or synergies, if any, from this acquisition, which could adversely affect our business and financial condition.
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
•our plans to build and maintain our global supply chains and manufacturing infrastructure and capabilities, including for cell and gene therapies; and
•our liquidity and our expectations regarding the possibility of raising additional capital.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
In February 2023, our Board of Directors approved a share repurchase program (our “Share Repurchase Program”), pursuant to which we are authorized to repurchase up to $3.0 billion of our common stock. Our Share Repurchase Program does not have an expiration date and can be discontinued at any time. The table set forth below shows repurchases of securities by us during the three months ended June 30, 2024 under our Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2024 to April 30, 2024	306,000	$400.75	306,000	$2,309,344,013
May 1, 2024 to May 31, 2024	240,000	$428.13	240,000	$2,206,593,837
June 1, 2024 to June 30, 2024	190,000	$475.84	190,000	$2,116,184,531
Total	736,000	$429.06	736,000	$2,116,184,531
(1) Under our Share Repurchase Program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the Securities and Exchange Commission.

Item 5.     Other Information
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The following table describes the written plans for the sale of our securities adopted by our executive officers and directors during the second quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (each, a “Trading Plan”).

Name and Title	Date of Adoption of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
Jeffrey Leiden Executive Chairman	5/10/2024	8/31/2025	11,355
Sangeeta Bhatia Director	5/09/2024	5/09/2025	2,339
(1) A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.

Item 6.    Exhibits

Exhibit Number	Exhibit Description
10.1	First Amendment to Credit Agreement, dated June 20, 2024, by and between Vertex Pharmaceuticals Incorporated and Bank of America N.A.
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

August 2, 2024	By:	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Chief Financial Officer (principal financial officer and duly authorized officer)