Form 10-K
period 2024-12-31
VERTEX PHARMACEUTICALS INC / MA
filed 2025-02-13
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the closing price on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter of 2024) was $121.8 billion.
As of February 7, 2025, the registrant had 256,789,869 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the 2025 Annual Meeting of Shareholders, which we expect to hold on May 14, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

VERTEX PHARMACEUTICALS INCORPORATED
ANNUAL REPORT ON FORM 10-K
“Vertex,” “we,” “us” and “our” as used in this Annual Report on Form 10-K refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.
“VERTEX®,” “KALYDECO®,” “ORKAMBI®,” “SYMDEKO®,” “SYMKEVI®,” “TRIKAFTA®,” “KAFTRIO®,” “CASGEVY®,” “ALYFTREK™,” and “JOURNAVX™” are registered trademarks of Vertex. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.
We use the brand name for our products when we refer to the product that has been approved and with respect to the indications on the approved label. Otherwise, including in discussions of our cystic fibrosis, sickle cell disease, beta thalassemia, and pain development programs, we refer to our product candidates by their scientific (or generic) name or VX developmental designation.
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

PART I

ITEM 1.BUSINESS
OVERVIEW
We are a global biotechnology company that invests in scientific innovation to create transformative medicines for people with serious diseases, with a focus on specialty markets. We have seven approved medicines: five that treat the underlying cause of cystic fibrosis (“CF”), a life-threatening genetic disease, one that treats severe sickle cell disease (“SCD”) and transfusion dependent beta thalassemia (“TDT”), life shortening inherited blood disorders, and one that treats moderate-to-severe acute pain. Our clinical-stage pipeline includes programs in CF, SCD, beta thalassemia, acute and peripheral neuropathic pain, APOL1-mediated kidney disease, IgA nephropathy and other autoimmune renal diseases and cytopenias, type 1 diabetes, myotonic dystrophy type 1, and autosomal dominant polycystic kidney disease.
Our goal in CF is to continue to extend our leadership by developing treatment regimens that will provide benefits to all people with CF. In December 2024, the U.S. Food and Drug Administration (the “FDA”) approved ALYFTREK (vanzacaftor/tezacaftor/deutivacaftor), our fifth medicine for people with CF. In addition to ALYFTREK, our marketed medicines that treat people with CF are TRIKAFTA/KAFTRIO (elexacaftor/tezacaftor/ivacaftor and ivacaftor), SYMDEKO/SYMKEVI (tezacaftor/ivacaftor and ivacaftor), ORKAMBI (lumacaftor/ivacaftor) and KALYDECO (ivacaftor). Collectively, our five marketed CF medicines are being used to treat nearly three quarters of the approximately 94,000 people with CF in the U.S., Europe, Australia, and Canada.
Through approval of new medicines, label expansions, and expanded reimbursement, we are focused on increasing the number of people with CF who are eligible and able to receive our medicines. We are evaluating our current medicines in additional patient populations, including younger children, with the goal of having small molecule treatments for all people who have at least one mutation in their cystic fibrosis transmembrane conductance regulator (“CFTR”) gene that is responsive to our CFTR modulators. In December 2024, the FDA approved the expanded use of TRIKAFTA for treatment of people with CF. With this approval, 94 additional non-F508del CFTR mutations have been added to the TRIKAFTA label. We are evaluating VX-522, an investigational messenger ribonucleic acid (“mRNA”) therapeutic that we are developing in collaboration with Moderna, Inc. (“Moderna”) in a Phase 1/2 clinical trial in people with CF. The multiple ascending dose portion of the clinical trial is ongoing, and we expect to share data in the first half of 2025. VX-522 has the potential to benefit the more than 5,000 people with CF in the U.S., Canada, Europe and Australia who do not make full-length CFTR protein and therefore cannot benefit from CFTR modulators. In addition, we are continuing our research and development of additional CFTR modulators, with the aim of developing best-in-class medicines that can help more patients achieve normal levels of CFTR function, and we are investigating additional potential treatments for people with CF who do not make full-length CFTR protein and cannot benefit from CFTR modulators.
In SCD and TDT, our goal is to eliminate vaso-occlusive crises (“VOCs”) (as well as vaso-occlusive organ damage) and transfusion dependence, respectively. Our marketed therapy is CASGEVY (exagamglogene autotemcel), an ex-vivo, non-viral CRISPR/Cas9 gene-edited cell therapy, which has been approved in the United States (“U.S.”), the European Union (“E.U.”), the United Kingdom (“U.K.”), the Kingdom of Saudi Arabia (“Saudi Arabia”), the Kingdom of Bahrain (“Bahrain”), the United Arab Emirates (the “UAE”), Canada and Switzerland for treatment of people 12 years of age and older with SCD or TDT. We estimate approximately 60,000 people with severe SCD or TDT are or could become eligible for CASGEVY in the U.S., Canada, Europe, Saudi Arabia and Bahrain. We are evaluating CASGEVY as a treatment for children 5 to 11 years of age with SCD or TDT in global Phase 3 clinical trials. We are progressing preclinical assets for gentler conditioning for CASGEVY, which could broaden the eligible patient population, and investigating small molecules for the potential treatment of SCD and TDT.
In January 2025, the FDA approved JOURNAVX (suzetrigine), our selective non-opioid NaV1.8 pain signal inhibitor, for the treatment of moderate-to-severe acute pain. We have begun our commercial launch of JOURNAVX in eligible adults in the U.S. In addition, we are enrolling and dosing patients in a Phase 3 clinical trial evaluating suzetrigine for the treatment of diabetic peripheral neuropathy, a common form of peripheral neuropathic pain. We are enrolling and dosing patients in two Phase 2 clinical trials evaluating VX-993, a next-generation selective NaV1.8 pain signal inhibitor, for the treatment of acute pain and for the treatment of diabetic peripheral neuropathy. In December 2024, we announced results from a Phase 2 clinical trial evaluating suzetrigine in people with lumbosacral radiculopathy (“LSR”). Treatment with suzetrigine demonstrated a statistically significant and clinically meaningful within-group reduction in pain and we plan to advance to pivotal development in LSR, pending discussions with regulators.
The following chart sets forth our approved products, clinical-stage programs, and select pre-clinical programs:
Beyond CF, SCD, TDT and pain, we are advancing programs across multiple disease areas and modalities, including:
•APOL1-Mediated Kidney Disease. We are evaluating inaxaplin, our small molecule for the treatment of APOL1-mediated kidney disease (“AMKD”). We continue to enroll and dose people with AMKD in the Phase 3 portion of the global Phase 2/3 clinical trial.
•IgA Nephropathy. We are developing povetacicept, a dual inhibitor of the B cell activating factor (“BAFF”) and a proliferation-inducing ligand (“APRIL”) pathways, as a potentially best-in-class approach to treat IgA nephropathy (“IgAN”), a serious progressive, autoimmune kidney disease that can lead to end-stage renal disease. We are enrolling and dosing patients in the Phase 3 clinical trial evaluating povetacicept in people with IgAN.
•Type 1 Diabetes. Zimislecel, formerly known as VX-880, is an allogeneic stem-cell derived, fully differentiated islet cell therapy in pivotal development for the treatment of type 1 diabetes (“T1D”). We expect to complete enrollment and dosing in the Phase 3 portion of this Phase 1/2/3 clinical trial in 2025. Our second clinical program in T1D, VX-264, in which zimislecel is encapsulated in an immunoprotective device, is ongoing. We are also pursuing alternative approaches to immunosuppression that could be used with zimislecel, as well as hypoimmune cells.
•Myotonic Dystrophy Type 1. We are exploring multiple approaches to address the underlying causal biology for myotonic dystrophy type 1 (“DM1”), including small molecules. We completed the single ascending dose portion of the global Phase 1/2 clinical trial evaluating VX-670, an oligonucleotide-based approach that we have in-licensed from Entrada Therapeutics, Inc. (“Entrada”). We are enrolling and dosing the multiple ascending dose portion of the trial, which will evaluate the safety and efficacy of VX-670.
•Autosomal Dominant Polycystic Kidney Disease. We are nearing completion of a Phase 1 clinical trial in healthy volunteers evaluating VX-407, our first-in-class small molecule corrector that targets the underlying cause of autosomal dominant polycystic kidney disease (“ADPKD”) in people with a subset of variants in the PKD1 gene. We expect to advance VX-407 into a Phase 2 proof-of-concept study in people with ADPKD in 2025.
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
Our serial innovation approach is intended to increase the likelihood of successfully bringing transformative medicines to patients and to provide durable clinical and commercial success. Our CF medicines are the exemplar of this strategy, as we continue to reach more people with CF than ever before through approvals of new medicines, approvals in new geographies, label expansions, including for younger patients, and expanded reimbursement. In addition, we have diversified our business through the approvals for CASGEVY for the treatment of SCD and TDT and through the approval for JOURNAVX for the treatment of acute pain. We are working to ensure broad access for eligible patients with these conditions in all countries with regulatory approval. Within our clinical pipeline, we have rapidly progressed multiple programs into pivotal development during the last year. As we continue to invest in our serial innovation strategy, launch new products, advance our diverse pipeline, and expand geographically, we continue to maintain a strong financial profile.

MARKETED PRODUCTS
Information regarding our marketed products, including information regarding the disease area, initial approval and age group for which the therapy is approved, are set forth in the table below.

Disease	Initial Approval	Eligible Age Group(1)
Cystic Fibrosis
	2024	6 years of age and older
	2019	2 years of age and older
	2020	2 years of age and older
	2018	6 years of age and older
	2018	6 years of age and older
	2015	1 year of age and older
	2012	1 month of age and older
Sickle Cell Disease and Transfusion-Dependent Beta Thalassemia
	2023	12 years of age and older
Acute Pain
	2025	adults
(1) Specifies the youngest eligible age group in any major market.
CF
Our CF medicines are collectively being used by nearly three quarters of the approximately 94,000 people with CF in the U.S., Europe, Australia, and Canada. Additionally, we continue to secure formal reimbursement in multiple additional countries that collectively comprise approximately 15,000 additional people with CF. Approximately 10,000 of those additional people with CF are eligible for treatment with CFTR modulators. We previously served many of these markets through named patient sales.

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
The absence of working CFTR protein results in poor flow of salt and water into and out of cells in a number of organs, including the lungs. As a result, thick, sticky mucus builds up and blocks the passages in many organs, leading to a variety of symptoms. In particular, mucus builds up and clogs the airways in the lungs, causing chronic lung infections and progressive lung damage. CFTR potentiators, such as ivacaftor and deutivacaftor, increase the probability that the CFTR protein channels open on the cell surface, increasing the flow of salt and water into and out of the cell. CFTR correctors, such as lumacaftor, tezacaftor, elexacaftor and vanzacaftor, increase the proper protein processing and folding of mutant CFTR proteins, such that a larger amount of functional CFTR protein reaches the cell surface. Our CFTR regimens target the underlying cause of disease and have been shown to improve CFTR protein function in people with CF, and as such have been shown to provide transformative benefit for people living with CF.
Our CF medicines are used by patients in over 60 countries, and TRIKAFTA/KAFTRIO is approved and reimbursed or accessible in more than 50 of these countries. We continue to increase the number of patients eligible and able to receive our current medicines through approvals of new medicines, label expansions and expanded reimbursement. In December 2024, the FDA approved the expanded use of TRIKAFTA for the treatment of people with CF 2 years of age and older who have at least one F508del mutation in the CFTR gene or a mutation that is responsive to TRIKAFTA based on clinical and/or in vitro data. With this approval, 94 additional non-F508del CFTR mutations have been added to the TRIKAFTA label.
In December 2024, the FDA approved ALYFTREK for the treatment of people with CF 6 years of age and older who have at least one F508del mutation or another mutation in the CFTR gene that is responsive to ALYFTREK. ALYFTREK is our next-in-class triple combination, which has the benefit of a once-daily dosing regimen and demonstrated non-inferiority to TRIKAFTA in ppFEV1, a measure of lung function, and an improvement in sweat chloride levels as compared to TRIKAFTA. ALYFTREK carries a lower royalty burden than our other approved CF medicines and is also approved for 31 additional mutations not responsive to other CFTR modulator therapies.
Sickle Cell Disease and Transfusion-Dependent Beta Thalassemia
CASGEVY, our therapy for SCD and TDT, is approved in the U.S., the E.U., the U.K., Saudi Arabia, Bahrain, the UAE, Canada and Switzerland. SCD and TDT are hemoglobinopathies, a group of inherited blood disorders that result from gene mutations that alter hemoglobin, a protein in red blood cells that delivers oxygen throughout the body. We estimate approximately 60,000 people with severe SCD or TDT are or could become eligible for CASGEVY in the U.S., Canada, Europe, Saudi Arabia and Bahrain.
SCD is caused by the change of a single amino acid in the β-hemoglobin gene that causes red cells to change shape in settings of low oxygen. These sickled cells block blood flow and can lead to severe pain (known as vaso-occlusive crises), organ damage, and shortened life span. Treatment is typically focused on relieving pain and minimizing organ damage, requiring medication and, for some patients, monthly blood transfusions and frequent hospital visits.
Beta thalassemia is caused by loss-of-function mutations in the same β-hemoglobin gene that lead to severe anemia in patients, which causes fatigue and shortness of breath. In infants, beta thalassemia causes failure to thrive, jaundice, and feeding problems. Complications of beta thalassemia can lead to an enlarged spleen, liver and/or heart, misshapen bones and delayed puberty. Treatment for beta thalassemia varies depending on the disease severity for each patient. Patients with TDT, the most severe form of the disease, require regular blood transfusions, as frequently as every two to four weeks. Repeated blood transfusions eventually cause an unhealthy buildup of iron in the patient, leading to organ damage.
CASGEVY, our ex-vivo, non-viral CRISPR/Cas9-based gene-editing therapy, was developed for the treatment of severe SCD and TDT, with our collaborator, CRISPR Therapeutics AG (“CRISPR”). Patients first undergo a treatment at an authorized treatment center (“ATC”) that mobilizes a population of hematopoietic stem and progenitor cells (“HSPC”) from the bone marrow into the bloodstream. These cells are collected from the patient’s bloodstream and transferred to a manufacturing facility where the HSPCs are purified and CRISPR/Cas9 gene-editing is performed. The gene-editing procedure results in a precise and specific gene-edit in a non-coding intron of the BCL11A gene. Following manufacturing, the edited cells, now called CASGEVY, are transferred back to the ATC. Patients are preconditioned with a myeloablative conditioning treatment that ablates their bone marrow prior to infusion of CASGEVY. After the edited HSPC cells are returned to the patient and engraft, the gene-edit results in significant increases in the levels of fetal hemoglobin erythrocytes, thereby reducing or eliminating symptoms associated with disease. Efficacy data support the profile of CASGEVY as a potential one-time functional cure for people with severe SCD and TDT.
Our global launch strategy for CASGEVY continues to focus on countries with high unmet medical need and infrastructure to support treatment with this CRISPR/Cas9-based gene-editing therapy, including the U.S., the Middle East, and major markets in Europe. We are working with ATCs to enable patient initiation, supporting the patient journey through infusion with CASGEVY, and working with payors to secure broad and equitable access for patients. With more than 50 ATCs activated globally, our strategy is focused on activation of a global ATC network to treat patients and expansion of our globally-enabled manufacturing and supply chain to meet growing patient demand. Our teams are also focused on working to educate patients, physicians and policymakers on the treatment journey and CASGEVY clinical data, where appropriate.
Acute Pain
Acute pain is a disabling condition that may occur suddenly but typically lasts less than 90 days and resolves in days or weeks (for example, following surgery or an injury). It is estimated that over 80 million people are prescribed a medicine for acute pain every year in the U.S. Currently available treatments have limitations around efficacy or side effects, including a risk of addiction. Because of these challenges, over- and under-utilization, as well as misutilization, of current pain medicines may occur.
In January 2025, the FDA approved JOURNAVX for the treatment of moderate-to-severe acute pain in adults. The approval was based on two positive randomized controlled Phase 3 clinical trials and supported by a positive single arm Phase 3 clinical trial evaluating safety and effectiveness. JOURNAVX is a first-in-class, oral pain signal inhibitor that is highly selective for NaV1.8 voltage-gated sodium channels. Through this mechanism, JOURNAVX provides effective relief of pain without evidence of the limitations of other currently available therapies, including the addictive potential of opioids.
Our launch strategy for JOURNAVX focuses on securing broad access for people with acute pain, educating patients and physicians on the clinical profile of JOURNAVX, and making investments to provide a seamless treatment experience for physicians and people with acute pain. We are engaging with payors and formulary decision makers to secure reimbursement and access to JOURNAVX. We are working to secure national retail distribution to facilitate broad availability of JOURNAVX as well as financial and co-pay assistance programs for patients that will support access to JOURNAVX.

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
Our development-stage product candidates are focused on the treatment of serious diseases, including CF, SCD, TDT, acute and peripheral neuropathic pain, AMKD, IgAN and other autoimmune renal diseases and cytopenias, T1D, DM1, and ADPKD. In pursuit of serial innovation, our research and development approach includes advancing multiple candidates into clinical trials and pursuing multiple modalities with the goal of bringing first-in-class and/or best-in-class therapies to patients.
Our research and development strategy has been validated through our success in moving novel product candidates into clinical trials and obtaining marketing approvals for ALYFTREK, TRIKAFTA/KAFTRIO, KALYDECO, ORKAMBI, and

SYMDEKO/SYMKEVI for the treatment of CF, CASGEVY for the treatment of SCD and TDT, and JOURNAVX for the treatment of acute pain. Our approach to drug discovery has been further validated by our successful demonstration of clinical proof-of-concept in four additional disease areas: in diabetic peripheral neuropathy with our NaV1.8 inhibitors, in AMKD with inaxaplin, in T1D with zimislecel, and in IgAN with povetacicept.
Over the last several years, this strategy has led us to expand our capabilities to include additional innovative therapeutic modalities with a focus on cell and genetic therapies, which have the potential to treat, and in some cases, cure diseases by addressing the underlying cause of the disease. CASGEVY, approved in multiple geographies, including the U.S., is one such example. We continue to make significant internal investments in cell and genetic therapies. These investments include the development of a Boston-based campus for research and current Good Manufacturing Practices (“cGMP”) clinical manufacturing capabilities dedicated to our portfolio of cell and genetic therapy technologies and teams.
To augment our internal programs, we acquire businesses and technologies and collaborate with biopharmaceutical and technology companies, leading academic research institutions, government laboratories, foundations and other organizations to advance research in our disease areas of interest, as well as to access technologies needed to execute on our strategy. Our internal and external innovation approaches are based on the same strategy, which enables us to effectively integrate and execute on new internal capabilities as we invest in external innovation. Our investments in external innovation include our collaboration with CRISPR, which resulted in the successful development and approval of CASGEVY and the establishment and advancement of other pipeline programs, including our T1D program through our acquisition of Semma Therapeutics, Inc. (“Semma”), our expansion of our renal programs through our acquisition of Alpine Immune Sciences, Inc. (“Alpine”), our mRNA therapeutic, VX-522, for treatment of CF through our collaboration with Moderna, and our intracellular therapeutics for DM1, including VX-670, through our collaboration with Entrada.
CF
We are enrolling and dosing in a Phase 3 clinical trial evaluating ALYFTREK in children with CF 2 to 5 years of age who have at least one F508del mutation or a mutation responsive to triple combination CFTR modulators.
We estimate that approximately 90% of people with CF could benefit from our five approved medicines, including TRIKAFTA/KAFTRIO and the recently approved ALYFTREK. We continue to identify and develop additional CFTR modulators with the goal of developing best-in-class medicines that can help more patients who respond to CFTR modulators achieve normal levels of CFTR function; our next generation of CFTR modulators have completed, or are in the process of completing, Phase 1 clinical trials.
In order to treat people with CF who do not make full-length CFTR protein, and as a result, cannot benefit from our CFTR modulators, we are researching and developing genetic therapies, such as mRNA, and gene-editing approaches to CF. In collaboration with Moderna, we are developing VX-522, a nebulized CF mRNA therapeutic designed to treat the underlying cause of CF lung disease for these people by enabling cells in the lungs to produce functional CFTR protein. The multiple ascending dose portion of the clinical trial is ongoing and we expect data in the first half of 2025. We believe that VX-522 has the potential to benefit more than 5,000 people with CF in the U.S., Canada, Europe and Australia.
Sickle Cell Disease and Transfusion-Dependent Beta Thalassemia
Two global Phase 3 clinical trials evaluating CASGEVY in children 5 to 11 years of age with severe SCD (the CLIMB SCD-151 clinical trial) and TDT (the CLIMB THAL-141 clinical trial) are ongoing. We have completed enrollment in these two clinical trials, and we expect to complete dosing in 2025.
In connection with our serial innovation approach, we are advancing preclinical assets for myeloablative conditioning agents with improved tolerability profiles, which we refer to as “gentler conditioning agents,” which could be used in connection with treatment with CASGEVY, significantly broadening the eligible SCD and TDT patient population. We are also investigating in vivo gene-editing approaches and small molecules for the potential treatment of SCD and TDT.
Pain
Pain can be debilitating and develop from a variety of conditions. Most commonly, patients with pain can be categorized as suffering from one of three types of pain: acute pain, chronic neuropathic pain (caused primarily by damage or dysfunction of peripheral nerves), or chronic musculoskeletal pain (caused primarily by damage to muscle, joints or bone). Acute pain usually resolves in days or weeks (for example, following surgery or an injury), while chronic pain generally lasts greater than three months due to unresolved or ongoing damage to tissues or nerves. Currently available treatments have limitations around efficacy or side effects, including a risk of addiction. Because of these challenges, over- and under-utilization, as well as mis-utilization, of current pain medicines may occur.
The sodium channels NaV1.8 and NaV1.7 play important roles in the physiology of pain. We have discovered multiple selective small molecule inhibitors of NaV1.8 as potential treatments for pain. We obtained pharmacological validation of NaV1.8 inhibition with a first generation NaV1.8 inhibitor in three clinical pain types: acute pain, chronic neuropathic pain, and chronic musculoskeletal pain.
In acute pain, we are evaluating an oral formulation of VX-993, our next-generation NaV1.8 pain signal inhibitor, for the treatment of moderate-to-severe acute pain following bunionectomy surgery in a Phase 2 clinical trial. We are also enrolling and dosing healthy volunteers in a Phase 1 clinical trial evaluating an intravenous formulation of VX-993. The FDA has granted Fast Track Designation to VX-993 in acute pain in both the oral and intravenous formulations.
In neuropathic pain, we are enrolling and dosing in the Phase 3 pivotal program evaluating suzetrigine in people with diabetic peripheral neuropathy, a common form of peripheral neuropathic pain, with the ultimate goal of securing a broad label for the treatment of peripheral neuropathic pain. In addition, we are enrolling and dosing patients in a Phase 2 clinical trial for the oral formulation of VX-993, for the treatment of diabetic peripheral neuropathy. There are no approved medicines in the U.S. that are labeled for the treatment of peripheral neuropathic pain. The FDA has granted suzetrigine Breakthrough Therapy Designation in diabetic peripheral neuropathy.
In support of this broad peripheral neuropathic pain indication we seek, we completed a Phase 2 clinical trial of suzetrigine for the treatment of people with LSR, which is pain caused by impairment or injury to nerve roots in the area of the lumbar spine, another type of peripheral neuropathic pain. In December 2024, we announced Phase 2 clinical trial results showing that treatment with suzetrigine demonstrated a statistically significant and clinically meaningful within-group reduction in pain on the numeric pain rating scale for people with LSR, and that suzetrigine was safe and generally well-tolerated in the trial. The clinical trial also included a placebo reference arm, which showed a similar within-group reduction. We hypothesize that a high placebo response in this clinical trial led to a lack of separation of the suzetrigine and placebo response curves. We believe we can innovate in pain clinical trial design to better control the placebo effect, and succeed in pivotal development with suzetrigine. We plan to advance suzetrigine into pivotal development in LSR, pending discussions with regulators on trial design and the regulatory package.
In keeping with our serial innovation approach, we are advancing multiple additional NaV1.8 inhibitors and NaV1.7 inhibitors, which could be used alone or in combination, for the treatment of acute pain and chronic neuropathic pain.
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
In a Phase 2 proof-of-concept clinical trial, patients with APOL1-mediated FSGS treated with inaxaplin on top of standard of care achieved a statistically significant, substantial, and clinically meaningful reduction of proteinuria, and inaxaplin was well tolerated by patients. Based on this positive Phase 2 data, we initiated pivotal development of inaxaplin in a single Phase 2/3 adaptive clinical trial in patients with AMKD in 2022. We completed the Phase 2B portion of the Phase 2/3 clinical trial and initiated the Phase 3 portion of the study in 2024. We continue to enroll and dose people with AMKD in the Phase 3 portion of the global Phase 2/3 pivotal clinical trial (“AMPLITUDE”). We expect to complete enrollment in the interim analysis cohort in 2025 and apply for potential accelerated approval in the U.S., assuming a positive interim analysis.
In addition, we have initiated a Phase 2 proof-of-concept clinical trial (“AMPLIFIED”) evaluating inaxaplin as a treatment for people with AMKD and diabetes or other co-morbidities currently not eligible for the AMPLITUDE trial.

IgA Nephropathy and Other B Cell-Mediated Diseases
IgAN is a serious, progressive, life-threatening chronic kidney disease that causes inflammation and damage to the kidneys. It is the most common primary glomerulonephritis worldwide, affecting approximately 300,000 people in the U.S. and Europe, and, in China, there are approximately 750,000 people diagnosed with IgAN. A high percentage of people with IgAN progress to end-stage kidney disease. While there are approved therapies for the treatment of IgAN, there are no approved therapies that specifically target the underlying cause of the disease.
IgAN is thought to occur when the body produces an abnormal form of IgA, a type of antibody that normally helps the body fight infections. The body generates an abnormal immune response, including antibodies (autoantibodies), against this abnormal IgA, and these antibodies can combine to create larger molecules called immune complexes. These immune complexes can deposit in the kidneys, triggering damage and inflammation, especially within the glomeruli, impairing the kidneys’ ability to properly filter waste and fluid.
In 2024, we acquired Alpine and its lead asset, povetacicept, which has the potential of being a “pipeline-in-a-product.” Povetacicept is a dual antagonist of BAFF and APRIL, which play key roles in pathogenesis of IgAN and multiple other autoimmune diseases via their roles in the activation, differentiation and/or survival of B cells, T cells and innate immune cells. Povetacicept is a protein therapeutic based upon an engineered TACI (transmembrane activator and CAML interactor) domain. It has demonstrated higher binding affinity and greater potency in preclinical studies versus other inhibitors of BAFF and/or APRIL and has demonstrated potential best-in-class efficacy in a clinical trial in people with IgAN. Povetacicept is being studied as a once every four weeks subcutaneous injection, with the aim of at home self-administration upon commercialization.
In 2024, we initiated RAINIER, our global Phase 3 pivotal trial of povetacicept versus placebo in approximately 480 people with IgAN, which is enrolling and dosing people in the U.S., Europe and Asia. The clinical trial design contemplates a pre-planned interim analysis evaluating the change from baseline in urine protein-to-creatine ratio (“UPCR”) after a certain number of patients reach 36 weeks of treatment. If positive, the interim analysis may serve as the basis to seek accelerated approval in the U.S. The final analysis will occur when patients reach two years of treatment and will evaluate total eGFR (estimated glomerular filtration rate) slope. We expect to complete enrollment in the interim analysis cohort in 2025 and apply for potential accelerated approval in the U.S., assuming a positive interim analysis.
In January 2025, we entered into a collaboration agreement with Zai Lab Limited (“Zai”) for the development and commercialization of povetacicept in mainland China, Hong Kong SAR, Macau SAR, Taiwan region and Singapore. Under this collaboration, Zai will help advance the povetacicept clinical trials and make the regulatory submissions in the licensed territories. Zai will also be responsible for commercialization activities in the licensed territories, if povetacicept becomes an approved product.
We believe povetacicept holds the potential to transform multiple B-cell mediated diseases and deliver on its potential as a pipeline-in-a-product, with significant market opportunity across multiple therapeutic areas. In addition to IgAN, we are evaluating povetacicept as a treatment for other B cell-mediated autoimmune kidney diseases in the RUBY-3 basket trial and as a treatment for autoimmune cytopenias in the RUBY-4 basket trial. Both of these basket trials are ongoing, and we expect data in some of these conditions in 2025.
Type 1 Diabetes
T1D is a chronic metabolic disorder caused by insufficient insulin secretion by the beta cells in the pancreas. In patients with T1D, the insulin-producing islet cells of the pancreas are destroyed by the person’s own immune system, resulting in a lack of insulin and impairment of blood glucose control. While insulin therapy allows patients to live for decades with the disease, challenges of insulin therapy include inadequate control of blood sugar (both hyper- and hypo-glycemia), a substantial burden of care on patients and families, and long-term vascular complications. Current standards of care do not address the underlying causes of the disease, and there are limited treatment options beyond insulin for the management of T1D.
We are developing non-autologous (allogeneic) fully differentiated, stem-cell derived islet cell therapies designed to replace insulin-producing islet cells that are destroyed in people with T1D, with the goal of delivering a functional cure. We are pursuing multiple programs for the transplant of functional islets into patients, including: transplantation of islet cells alone followed by standard, chronic immunosuppression to protect the implanted cells, implantation of the islet cells inside a novel immunoprotective device, alternative approaches to immunosuppression that could be used with the implanted islet cells, and development of hypoimmune islet cells to optimize protection of the implanted islet cells from the immune system.
Zimislecel, our first program, is a stem cell-derived, allogeneic, fully differentiated, insulin-producing islet cell replacement therapy, using standard immunosuppression to protect the implanted cells. The Phase 1/2/3 clinical trial is designed as a sequential, multi-part clinical trial to evaluate the safety and efficacy of zimislecel, and has been expanded to include a total of 50 people. We expect to complete enrollment and dosing in the Phase 3 portion of this clinical trial in 2025 and, assuming positive data, we expect to file for approval after patients have completed one year of insulin-free follow-up. Data presented demonstrate unprecedented efficacy and curative potential. Safety data are consistent with the immunosuppressives, the perioperative period, and past medical history. In addition, we have initiated a clinical trial evaluating zimislecel in people with T1D who have had a kidney transplant.
In our second program, we are evaluating VX-264, in which zimislecel is encapsulated in an immunoprotective device that is implanted in patients, which we believe can obviate the need for immunosuppressive therapy. We are enrolling and dosing patients with VX-264 in a Phase 1/2 clinical trial to evaluate the safety, tolerability and efficacy of VX-264. Part A of the study dosed patients with a partial dose of cells/devices and a stagger between patients, Part B dosed patients with a full target dose and a stagger between patients, and Part C will dose at full target dose without a stagger between patients. We expect to share Part B full-dose data from this clinical trial in 2025.

In our third program, research is directed toward developing hypoimmune cells by gene-editing zimislecel prior to differentiation into fully differentiated islets in order to cloak them from the immune system. This program continues to advance in pre-clinical development. We are also pursuing alternative approaches to immunosuppression that could be used with zimislecel.
Myotonic Dystrophy Type 1
DM1 is an inherited disease that results in the weakening and destruction of skeletal muscles over time. Muscle weakness, muscle wasting and myotonia (sustained muscle contraction and difficulty relaxing muscles) are the hallmark features of DM1. It is a serious life-shortening disease with no approved treatments.
VX-670, our lead approach for DM1, holds the potential to address the underlying cause of DM1. VX-670 is an oligonucleotide connected to a cyclic peptide to promote effective delivery into cells. We completed the single ascending dose portion of the global Phase 1/2 clinical trial evaluating the first candidate, VX-670, in patients with DM1. We are enrolling and dosing the multiple ascending dose portion of the trial, which will evaluate the safety and efficacy of VX-670. We also have a small molecule program for DM1 in preclinical development.
Autosomal Dominant Polycystic Kidney Disease
ADPKD is a life-shortening genetic kidney disease characterized by the growth of numerous kidney-enlarging cysts that impair kidney function and can ultimately lead to kidney failure, requiring dialysis or kidney transplantation, and premature death. Kidney cysts can also lead to severe abdominal pain, cyst infection, blood in the urine and kidney stones, all of which significantly impair quality of life. Around half of patients with ADPKD experience kidney failure by the age of 60.
VX-407 is a first-in-class small molecule corrector that is designed to target the underlying cause of ADPKD in people with a subset of PKD1 variants. We are nearing completion of a Phase 1 clinical trial in healthy volunteers evaluating VX-407 and expect to advance VX-407 into a Phase 2 proof-of-concept clinical trial in people with ADPKD in 2025.

COMMERCIALIZATION OF OUR MEDICINES
Our commercialization efforts focus on supporting the appropriate use of ALYFTREK, TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, ORKAMBI, KALYDECO, CASGEVY and JOURNAVX in the markets where these products have been approved. Our teams are responsible for promoting products to health care providers, ensuring our products are distributed effectively, ensuring the safe use of our products, and obtaining reimbursement for our products from third-party payors, including governmental organizations in the U.S. and ex-U.S. markets. In parallel, our government affairs and public policy group advocates for policies that promote life sciences innovation and increase awareness of the diseases on which we are focusing with state and federal legislatures, government agencies, public health officials and other policymakers.
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
In December 2024, the FDA approved ALYFTREK in the U.S. as a treatment for people with CF 6 years of age and older who have at least one F508del mutation or another mutation in the CFTR gene that is responsive to ALYFTREK. This includes people with CF with one of 31 mutations who are now eligible for a CFTR modulator for the first time. ALYFTREK demonstrated non-inferiority to TRIKAFTA in ppFEV1, a measure of lung function, and an improvement in sweat chloride levels as compared to TRIKAFTA, and we believe that this medicine has the potential to improve the care of patients with CF. ALYFTREK has the additional benefit of a once-daily dosing regimen and may lead to a new standard in CF care, reinforcing our established position as the leading company in CF. In addition, this new triple combination regimen has a lower royalty burden than our other CF medicines. We believe ALYFTREK presents an opportunity for three types of patients: (i) those who are currently on a CFTR modulator who may want to switch to ALYFTREK, (ii) those patients who have not yet been initiated on a CFTR modulator or been eligible for a CFTR modulator, and (iii) those who have discontinued from another CFTR modulator. We are supporting the launch of ALYFTREK through our existing commercial infrastructure.
ALYFTREK is under regulatory review in the U.K., the E.U., Canada, Switzerland, Australia and New Zealand.
Additionally, in December 2024, the FDA approved the expanded use of TRIKAFTA for the treatment of people with CF 2 years of age and older who have at least one F508del mutation in the CFTR gene or a mutation that is responsive to TRIKAFTA based on clinical and/or in vitro data. With this approval, 94 additional non-F508del CFTR mutations have been added to the TRIKAFTA label, and approximately 300 additional people with CF in the U.S. are now eligible to receive TRIKAFTA as a treatment.
Commercialization of CASGEVY
We are continuing the commercial launch of CASGEVY, following approvals in the U.S., the E.U., the U.K., Saudi Arabia, Bahrain, the UAE, Canada and Switzerland. We expect to obtain additional regulatory approvals for CASGEVY in 2025. We estimate approximately 60,000 people with severe SCD and TDT are or could become eligible for CASGEVY in the U.S., Canada, Europe, Saudi Arabia and Bahrain.
As CASGEVY is the first CRISPR-based therapy to be approved, our global launch strategy is focused on educating physicians, patients and caregivers, payors, and policymakers about the significant disease burden of SCD and TDT and the availability of CASGEVY as a treatment option. We have also established a global manufacturing network to ensure adequate production and supply of CASGEVY at commercial scale. Given the geographic concentration of patients, we expect to reach the majority of patients through our specialty commercial model, which is comprised of a small number of field-based individuals. Because the administration of CASGEVY requires specialized experience in stem cell transplantation, we are engaging with experienced hospitals to establish a network of authorized treatment centers across the U.S., Europe and the Middle East. We have activated more than 50 authorized treatment centers across the U.S., Europe, Saudi Arabia, Bahrain and the UAE, and we are working to activate additional centers.
Our teams are actively engaged with key treatment centers, policymakers and third-party payors to ensure that patients who may be eligible for CASGEVY have access to this potentially curative therapy. We are seeking broad access with government and commercial payors for CASGEVY. In the U.S., there is broad coverage of CASGEVY in the private and public payer space, initially through single case agreements as medical policies are finalized. In addition, we have recently reached an agreement with the Centers for Medicare & Medicaid Services (“CMS”) to participate in its cell and gene therapy access model, which may enable additional access mechanisms for states and authorized treatment centers. In England, we have secured access for eligible people with TDT and SCD. In the E.U., we are working with national health authorities to achieve access and reimbursement and have secured reimbursed access for people with SCD or TDT in Luxembourg, we have established a hospital-based reimbursement for CASGEVY in Austria, and the Italian Medicines Agency has approved early access for CASGEVY, on a case-by-case basis, to treat people with TDT or SCD. In the Middle East, we have reached a hospital-based reimbursement for people with SCD or TDT in Saudi Arabia, and for national reimbursement for eligible people in Bahrain. We are actively working to expand access to CASGEVY across Europe and the Middle East.
We are currently treating patients across multiple geographies and more than 50 patients have initiated cell collection. The first commercial patient was infused with CASGEVY in the third quarter of 2024.
Commercialization of JOURNAVX
In January 2025, JOURNAVX was approved by the FDA as a treatment for adults with moderate-to-severe acute pain. We believe JOURNAVX has the potential to establish a new standard of care for the estimated 80 million patients in the U.S. who are prescribed a medicine for their acute pain each year. Approximately half of these patients are prescribed opioids, which, while effective, have significant safety and tolerability concerns, and addictive potential. JOURNAVX provides effective relief of moderate-to-severe acute pain, has a favorable safety and tolerability profile, and based on its mechanism of action, does not have addictive potential.
Our commercial focus at launch for JOURNAVX is securing broad access and investing to ensure a seamless experience for patients and physicians. We are engaging with key health care professionals, formulary decision makers and payers to establish the conditions for rapid patient access and uptake. Our commercial field team is engaging stakeholders to support the launch of JOURNAVX in hospitals and other healthcare settings in the U.S. In addition, we are working to secure broad stocking agreements with national retail pharmacies and regional chains, to ensure access to JOURNAVX for patients across the U.S.
We are also focused on ensuring there is equal access to non-opioid options for pain relief. We continue to see momentum from federal and state policymakers to support the appropriate use of non-opioid pain medications, including addressing financial and other administrative barriers, such as utilization management, to accessing non-opioid options. In addition, as a part of our commitment to patients, we are offering financial and copay support programs for eligible patients who are prescribed JOURNAVX.
Reimbursement of Approved Therapies
Our CF medicines are used by patients in more than 60 countries, and TRIKAFTA/KAFTRIO is reimbursed or accessible in more than 50 of these countries outside the U.S. We expect to continue to focus significant resources to maintain reimbursement and obtain expanded reimbursement for our CF medicines and pipeline therapies in ex-U.S. markets.
In SCD and TDT, CASGEVY is approved in the U.S., the E.U., the U.K., Saudi Arabia, Bahrain, the UAE, Canada and Switzerland, and we are actively engaged with relevant stakeholders to obtain broad access and reimbursement with government and commercial payors for CASGEVY. CASGEVY is broadly reimbursed by third-party payors in the U.S., including the federal government. Currently in the U.S., across commercial and government payors, all eligible CASGEVY patients have case-by-case coverage through single case agreements, and we have signed agreements with national and regional payors, which cover over 250 million lives, to provide access to CASGEVY. Within Medicare, to help address this issue, we applied for and CMS has granted a new technology add-on payment for CASGEVY when used for the treatment of SCD for Medicare patients. Within Medicaid, we have engaged all of the Medicaid administrators in all 50 U.S. states, focused on the 25 states with the highest prevalence of SCD patients, and have confirmed pathways to reimbursement in all 25 of those priority states. In addition, in February 2023, the U.S. Administration established a new demonstration program to help pay for cell and gene therapies in diseases such as SCD through the CMS program known as The Cell and Gene Therapy Access Model (“CGT Access Model”). The CGT Access Model was designed to provide an opportunity to accelerate and enhance broad Medicaid access for eligible patients across all 50 U.S. states by allowing state Medicaid agencies to delegate authority to CMS to coordinate and facilitate outcomes-based payment arrangements (“OBAs”) with cell and gene therapy manufacturers, such as ours. In December 2024, we reached an agreement with CMS to expand access by participating in the CGT Access Model for SCD to benefit Medicaid beneficiaries.
For CASGEVY in ex-U.S. markets, we anticipate some early access programs initially and in parallel we are pursuing long-term reimbursement arrangements. We have successfully achieved national reimbursement in England, Luxembourg, and Bahrain for people with TDT or SCD, and secured hospital-based reimbursement for patients in Saudi Arabia and Austria. We continue to engage with payors in the U.K., the E.U., and the Middle East.
For JOURNAVX in the U.S., we have been working with government and commercial payors pre- and post-approval to support rapid and broad access, including to accelerate targeted contracting and formulary additions at both select payors and targeted hospital systems. In addition, we are finalizing contracts with private and government payors, as well as hospital group purchasing organizations.

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
Strategic Transactions
In May 2024, we acquired Alpine for approximately $5.0 billion. Alpine’s lead molecule, povetacicept, is a highly potent and effective dual antagonist of BAFF and APRIL. We are evaluating povetacicept for the potential treatment of IgAN in a Phase 3 clinical trial and for the treatment of other serious autoimmune diseases in Phase 2 clinical trials. We believe povetacicept has the potential to treat multiple diseases or conditions and become a pipeline-in-a-product, with significant market opportunity across multiple therapeutic areas.
In addition to Alpine, we have made additional acquisitions which have expanded and advanced our pipeline, including:
•In 2017, we enhanced our CF portfolio through our acquisition of certain CF assets, including deutivacaftor, from Concert Pharmaceuticals Inc. In December 2024, the FDA approved ALYFTREK (vanzacaftor/tezacaftor/deutivacaftor) for people with CF 6 years of age and older.
•In 2019, we established our T1D program through our acquisition of Semma, a privately held company focused on the use of stem cell-derived human islets as a potentially curative treatment for T1D. We are evaluating zimislecel for the potential treatment of T1D in a Phase 1/2/3 clinical trial. We expect to complete enrollment and dosing in the Phase 3 portion of this clinical trial in 2025. In addition, our second clinical program in T1D, VX-264, in which zimislecel is encapsulated in an immunoprotective device, is ongoing.
We expect to continue to identify and make acquisitions to expand and advance our pipeline and business.
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
•Entrada Therapeutics, Inc. In 2022, we established a collaboration with Entrada focused on enabling efficient intracellular delivery of an oligonucleotide for DM1. This collaboration includes VX-670, an investigational candidate for the treatment of DM1 that is in clinical development. We completed the single ascending dose portion of the global Phase 1/2 clinical trial for VX-670 in people with DM1. We are enrolling and dosing the multiple ascending dose portion of the trial, which will evaluate the safety and efficacy of VX-670.
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
In January 2025, we entered into a collaboration agreement with Zai for the development and commercialization of povetacicept in mainland China, Hong Kong SAR, Macau SAR, Taiwan region and Singapore. Under this collaboration, Zai will help advance the povetacicept clinical trials and make the regulatory submissions in the licensed territories. Zai will also be responsible for commercialization activities in the licensed territories, if povetacicept becomes an approved product.
Cystic Fibrosis Foundation
In 2004, we entered into a collaboration agreement with the Cystic Fibrosis Foundation, as successor in interest to the Cystic Fibrosis Foundation Therapeutics, Inc., to support research and development activities. Pursuant to the collaboration agreement, as amended, we have agreed to pay tiered royalties ranging from single digits to sub-teens on covered compounds first synthesized and/or tested during a research term on or before February 28, 2014, including ivacaftor, lumacaftor and tezacaftor and royalties ranging from low-single digits to mid-single digits on net sales of certain compounds first synthesized and/or tested between March 1, 2014 and August 31, 2016, including elexacaftor. We do not have any royalty obligations on compounds first synthesized and tested on or after September 1, 2016. For combination products, such as ORKAMBI, SYMDEKO/SYMKEVI, TRIKAFTA/KAFTRIO, and ALYFTREK sales are allocated equally to each of the active pharmaceutical ingredients in the combination product, and royalties are then paid for any royalty-bearing components included in the combination.

INTELLECTUAL PROPERTY
Patents and other intellectual property rights such as trademarks, trade secrets, and copyrights are critical to our business. We actively seek protection for our products and proprietary information by means of U.S. and foreign patents, trademarks, and copyrights, as appropriate. In addition, we rely upon trade secret protection and contractual arrangements to protect certain of our proprietary information.
Patents provide a period of exclusivity that can make it more difficult for competitors to market and use our technology. We own and control patents and pending patent applications that relate to compounds, formulations, synthetic routes, intermediates, devices, treatment of diseases, and other inventions.
To protect our intellectual property, we typically apply for patents several years before a product receives marketing approval. Under current law, a patent expires 20 years from its first effective filing date. Since the drug development process may last for many years, there may be a period of time in which we have an issued patent but not marketing approval to sell the drug. To compensate for patent term lost while a product is in clinical trials and undergoing review for marketing approval, we may be able to apply for patent term extensions or supplementary protection certificates (“SPCs”) in some countries. In addition to patent protection, we receive regulatory exclusivity from U.S. and European regulatory agencies for the active pharmaceutical and biological agents and, where applicable, their approved orphan indications for a certain time period. Regulatory exclusivity runs concurrently with patent exclusivity and provides complementary protection for our products.
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

We have 22 issued U.S. patents listed in the Orange Book that cover the active pharmaceutical ingredients in ORKAMBI, its marketed formulations, and/or its approved indication. We have 25 issued U.S. patents listed in the Orange Book that cover the active pharmaceutical ingredients in SYMDEKO, its marketed formulation, and/or its approved indication. We have 28 issued U.S. patents listed in the Orange Book that cover the active pharmaceutical ingredients in TRIKAFTA, its marketed formulation, and/or its approved indication. We have 35 issued U.S. patents listed in the Orange Book that cover the active pharmaceutical ingredients in ALYFTREK, its marketed formulation, and/or its approved indication. We expect to have an issued patent listed in the Orange Book that covers the active pharmaceutical ingredient in JOURNAVX, its marketed formulation, and/or its approved indication.
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
The table below sets forth the year of projected expiration for the basic product patent covering each of our approved products. For products that are combinations of two or more active ingredients, the table lists the projected expiration of the latest expiring patent covering any of the active pharmaceutical ingredients (lumacaftor for ORKAMBI, tezacaftor for SYMDEKO/SYMKEVI, elexacaftor for TRIKAFTA/KAFTRIO and vanzacaftor for ALYFTREK). Unless otherwise noted, patent term extensions, and pediatric exclusivity periods are not reflected in the expiration dates listed in the table below and may extend protection. In some instances, we also own later-expiring patents and applications relating to solid forms, formulations, methods of manufacture, or the use of these drugs in the treatment of particular diseases or conditions. In some cases, however, such patents may not protect our drug from generic competition after the expiration of the basic patent.

Product	Expiration Year of U.S. Basic Product Patent	Expiration Year of European Basic Product Patent
KALYDECO	2027	2027 [1]
ORKAMBI	2031	2030 [1]
SYMDEKO/SYMKEVI	2027	2033 [1]
TRIKAFTA/KAFTRIO	2037	2037
CASGEVY	2035 [2]	2034 [3,4]
ALYFTREK	2039	2039
JOURNAVX	2040	2040
1 Expiration date reflects SPCs granted in the five major European markets (France, Germany, Italy, Spain and the U.K.).
2 Expiration year reflects the expiration of regulatory exclusivity, which expires later than the basic product patent for this product in this market.
3 Expiration year reflects the expiration of regulatory exclusivity in the E.U., which expires later than the basic product patent for this product in this market.
4 Product is approved in Great Britain with regulatory exclusivity until November 2033, which is later than the expiration of the basic product patent.
In addition to protecting our marketed products, we actively file patent applications in the U.S. and in foreign countries on inventions relating to our pipeline. For example, we also own and/or control U.S. and foreign patents and/or patent applications relating to the following:
•Other CF potentiators and correctors and many other related compounds, and the use of those compounds for the treatment CF.
•VX-522 and other mRNA-based approaches for treating CF.
•VX-993, VX-973, and other compounds being studied for the potential treatment of pain.
•Inaxaplin and other compounds being studied for the potential treatment of AMKD.
•Povetacicept for the treatment of IgAN.
•Zimislecel, VX-264, and other cell-based approaches for treating T1D.

•VX-670 for the treatment of DM1.
•VX-407 and other compounds being studied for the potential treatment of ADPKD.
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

MANUFACTURING
As we market and sell our approved products and advance our product candidates through clinical development toward commercialization, we continue to build and maintain our supply chain and quality assurance resources. We rely on internal capabilities and a global network of third parties to manufacture and distribute our product candidates for clinical trials, as well as our products for commercial sale and post-approval clinical trials. In addition to establishing supply chains for each new approved product, we must adapt our supply chain for existing products to include additional formulations that are often required to treat younger patients or to increase scale of production for existing products. We are focused on ensuring the stability of the supply chains for our current products, including KALYDECO, ORKAMBI, SYMDEKO/SYMKEVI, TRIKAFTA/KAFTRIO, ALYFTREK, CASGEVY, JOURNAVX, and for our pipeline programs. In addition, we are focused on identifying and ensuring efficient manufacturing and delivery processes for the biological and cell and genetic therapies we are developing, including our stem cell therapy program for T1D and biologics manufacturing for povetacicept and other product candidates.

We have established our own small molecule manufacturing capabilities in Boston, which we use for clinical trial and commercial supplies, including certain manufacturing steps related to our commercial supply of TRIKAFTA/KAFTRIO. We expect to continue to rely on third parties to meet our commercial supply needs, including for TRIKAFTA/KAFTRIO, CASGEVY, ALYFTREK, JOURNAVX, and pipeline programs, and a significant portion of our clinical supply needs for the foreseeable future. We have established and continue to evaluate additional manufacturing capacity for our current and future products, including recently approved ALYFTREK for CF, and JOURNAVX for pain.
Our supply chain for sourcing raw materials and manufacturing our product and product candidates, including obtaining all necessary supplies, is a multi-step global endeavor. In general, these raw materials and other necessary supplies are available from multiple sources. Third-party contract manufacturers, including some in China, perform different parts of our manufacturing process. Contract manufacturers supply us with raw materials, convert these raw materials into drug substance and/or convert the drug substance or product into final dosage form. In addition, third parties assist us with packaging, warehousing, and global distribution of our products. Establishing and managing this global supply chain for each of our products and product candidates require a significant financial commitment and the creation and maintenance of numerous third-party contractual relationships.
The manufacturing processes for biological and cell and genetic therapies are more complex than those required for small molecule drugs and require different systems, equipment, facilities, and expertise. Additionally, we are unable to utilize a single process for all of our biological and cell and genetic therapies; they must be customized for each program and therapy. We are investing and plan to continue to invest significant resources in expanding and strengthening our manufacturing, infrastructure and capabilities, such as cGMP clinical manufacturing, both independently and through third-party networks, in an effort to develop and commercialize our biological and cell and genetic therapies. We have secured agreements for povetacicept and our T1D cell therapy program to meet our anticipated demands. We continue to evaluate additional suppliers for all of our late-stage clinical programs for additional capacity and redundancy to support commercial supply.
We rely on third-party manufacturers to produce or process cell culture reagents and gene-editing components, such as Cas9 protein and guide RNA molecules for clinical trials and commercial supply of CASGEVY, and to generate gene-edited cells to supply CASGEVY. We continue to rely on third-party manufacturers for commercial supply of CASGEVY. The manufacturing process for CASGEVY involves a number of steps prior to the final infusion of drug product into patients. Following mobilization and collection of blood cells from the patient, cells are transferred to a manufacturing site where HSPCs are purified and CRISPR/Cas9 gene-editing is performed. The edited cellular product, called CASGEVY, is frozen and transported back to the authorized treatment center where it is stored prior to infusion into the patient. Each step must be completed successfully, and in a timely manner, requiring coordination between us, authorized treatment centers, third-party manufacturers and shipping vendors. We are making significant investments to secure additional capacity and to coordinate manufacturing, testing, and logistics activities at a larger scale across multiple facilities to serve the geographies in which we are treating and expect to treat additional patients with CASGEVY.
We have established manufacturing capabilities in the Boston area to support our T1D program. In addition, to further expand our capabilities in cell therapy manufacturing, we have a strategic agreement with Lonza to support the manufacture of our portfolio of investigational allogeneic stem cell-derived, fully differentiated, insulin-producing islet cell therapies. We also rely on third-party manufacturers to produce drug substance and finished drug product for clinical trials for povetacicept.
We have developed systems and processes to track, monitor, and oversee our and our third-party manufacturers’ activities, including a quality assurance program intended to ensure that our third-party manufacturers comply with cGMP and the foreign jurisdictional equivalents when applicable. We devote substantial time, resources and effort in the areas of production, quality control, and quality assurance to maintain cGMP compliance. We regularly evaluate the performance of our third-party manufacturers with the objective of confirming their continuing capabilities to meet our needs efficiently and economically. Manufacturing facilities, both foreign and domestic, are subject to inspections by or under the authority of the FDA and other U.S. and foreign government authorities. Although we actively engage with regulatory authorities, the timing of inspections and regulatory approvals for each of these facilities is the remit of the manufacturer and not within our control and may be delayed for a number of reasons.

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
Our success in rapidly developing and commercializing our products may increase the resources that our competitors allocate to the development of potential treatments. In addition, clinical trials conducted by our competitors could take place simultaneously with our own trials and may slow down our pace of development if we are unable to recruit sufficient clinical trial subjects. If one or more competing therapies are successfully developed as a marketable treatment, our revenues from our current products and/or additional products, if then approved, could face significant competitive pressure.
Many other pharmaceutical and biotechnology companies are investing resources for the discovery and development of small molecules and biologic and cell and gene therapies to treat the same disease areas for which we are developing therapies in our pipeline. If any of these competitors develop or successfully commercialize products involving therapies competitive with our pipeline therapies, the potential return on our investment in those pipeline therapies could be impacted.
Cystic Fibrosis
A number of companies are seeking to identify and develop product candidates for the treatment of CF, including CFTR modulators and other therapies intended to address the underlying causes of CF.
Sionna Therapeutics, Inc. has multiple CFTR modulators in Phase 1 or Phase 2 development, including assets in-licensed from AbbVie Inc. in July 2024, and additional CFTR modulators in preclinical development. Proteostasis Therapeutics, Inc. was developing potential CFTR modulator therapies prior to its acquisition by Yumanity Therapeutics, Inc. (“Yumanity”). Following the merger, Yumanity out-licensed the CF program to Fair Therapeutics. In February 2024, HIT-CF Europe, a research project from CF-Europe, a federation of European patient advocacy groups, initiated a Phase 2b trial of a combination of Fair Therapeutics’ CFTR modulators in European CF patients with rare mutations of the CFTR gene.
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
Sickle Cell and Beta Thalassemia
There are multiple approved small molecule and biologic treatments for SCD and beta thalassemia, including products from Novartis International AG (“Novartis”), and Bristol Myers Squibb together with Merck & Co. In addition, bluebird bio,

Inc. (“bluebird”) obtained FDA approval of its gene therapy, ZYNTEGLO™ (betibeglogene autotemcel) in August 2022 for the treatment of patients with beta thalassemia who require regular red blood cell transfusions. bluebird withdrew its marketing authorizations for Zynteglo from both the E.U. and U.K. in early 2022. In late 2023, bluebird also obtained FDA approval for its gene therapy for SCD, LYFGENIA™ (lovotibeglogene autotemcel). In September 2024, Pfizer Inc. (“Pfizer”) voluntarily withdrew OXBRYTA® (voxelotor) from all markets. Authorization for Novartis’ ADAKVEO® (crizanlizumab) has been revoked in the U.K. and in Europe, however, this drug remains approved for use in the U.S. by the FDA.
Various companies and private academic/medical institutes are developing therapies for the treatment of SCD or beta thalassemia utilizing CRISPR technology, lentiviral vectors, or transcription activator-like effector nuclease, gene correction, base, or prime editing. For example, Beam Therapeutics has a base-editing asset in clinical development for SCD. In addition, Agios Pharmaceuticals’ Supplemental New Drug Application for PYRUKYND® (mitapivat) is under review in the U.S. for the treatment of adult patients with non-transfusion dependent and transfusion dependent alpha- or beta thalassemia. Mitapivat is also in Phase 3 for SCD.
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
Several companies are pursuing clinical development of novel mechanisms of action for acute and chronic pain indications, including NaV1.8 inhibitors in Phase 1 clinical trials by Latigo Bio, Merck, and SiteOne Therapeutics. Several additional NaV1.8/1.7 inhibitors are in preclinical development for pain, and there are several other compounds with other mechanisms of action in development, including programs by Eli Lilly and Company (“Eli Lilly”) and Lexicon Pharmaceuticals Inc.
T1D
The T1D standard of care of exogenous insulin injections continues to progress as multiple companies are developing novel insulin formulations, advanced pumps and glucose sensors, and fully closed loop systems. Pharmaceutical and biotechnology companies are actively engaged in the research and development of products for T1D, including strategies to prevent the destruction of beta cells, to protect beta cell function, or to replace missing beta cells, as well as other cell therapy approaches such as immune evasive technologies to hide the cell from the immune system, micro- and macro-encapsulation technologies that potentially require no immunosuppression, and islets cell in combination with immunosuppression. In addition to CellTrans, Inc.’s LANTIDRA™ (donislecel), the first FDA-approved cadaveric islet therapy for the treatment of T1D, other companies developing cell therapies for T1D, either directly or through partnerships, include Novo Nordisk A/S, Eli Lilly, Sernova Corp, Sana Biotechnology, Inc., Seraxis, Inc., and Evotec A.G.
AMKD
There are no approved therapies for AMKD. People with chronic kidney disease (“CKD”) take angiotensin-converting enzyme inhibitors and angiotensin receptor blockers to treat hypertension; steroids and immunosuppressants to reduce proteinuria; and SGLT2 inhibitors to reduce the risk of CKD progression. These CKD treatments may reduce proteinuria, but do not stop the rapid disease progression seen in AMKD patients. Several companies have early programs developing APOL1-targeted assets, including AstraZeneca, Maze Therapeutics, and OmniAb. Eli Lilly’s Janus kinase inhibitor (baricitinib) is being investigated in AMKD patients in a Phase 2 study by Duke University.
IgAN
IgAN is a rapidly evolving landscape with multiple potentially disease-modifying therapies in late-stage clinical development. There are three novel therapies for IgAN approved in major markets: Calliditas’ TARPEYO®/KINPEYGO® (delayed release budesonide), Travere Therapeutics’ FILSPARI® (sparsentan), a dual endothelin angiotensin receptor antagonist, and Novartis’ FABHALTA® (iptacopan), a complement factor B inhibitor. Programs in late-stage clinical development include Otsuka Pharmaceutical Co., Ltd’s sibeprenlimab (anti-APRIL mAb), Vera Therapeutics’ atacicept (dual BAFF/APRIL inhibitor), RemeGen’s telitacicept (dual BAFF/APRIL inhibitor), Novartis’ zigakibart (anti-APRIL mAb), and other programs from Novartis, Roche (and partner Ionis Pharmaceuticals), and AstraZeneca. Other mid-stage clinical programs include anti-CD38 mAbs from Biogen and Takeda. In addition, there is significant global preclinical and earlier stage clinical development activity for IgAN.

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
•submission to the FDA of a New Drug Application (“NDA”) or a BLA;
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
The FDA may require, as a condition of approval, restricted distribution and use, enhanced labeling, special packaging or labeling, expedited reporting of certain adverse events, submission of promotional materials, restrictions on direct-to-consumer advertising or commitments to conduct additional research post-approval. The FDA will issue a complete response letter if the agency decides not to approve the NDA or BLA in its present form.
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
Post-approval Requirements
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product may result in restrictions on the product or complete withdrawal of the product from the market. In addition, the sponsor of an approved drug in the U.S. may not promote that drug for unapproved, although a physician may prescribe a drug for an unapproved use in accordance with the practice of medicine. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of unapproved uses, as well as false or misleading promotion. Further, after approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing, including Phase 4 trials, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.
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
If a drug or biologic that has orphan drug designation subsequently receives the first FDA approval for that drug or biologic for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease or condition for seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Orphan drug exclusivity, however, also could block the approval of our products for seven years if a competitor first obtains approval of the same drug, as defined by the FDA, for the same disease or condition for which we were seeking approval. KALYDECO, ORKAMBI, SYMDEKO, TRIKAFTA, ALYFTREK and CASGEVY have been granted orphan drug exclusivity by the FDA.
We may pursue orphan drug designation for certain of our future product candidates. Even if we obtain orphan drug designation for a product candidate, we may not be the first to obtain marketing approval for the product candidate for any particular orphan indication due to the uncertainties associated with developing novel therapies. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because orphan drug exclusivity does not prevent different drugs from being approved for the same condition. Moreover, orphan drug exclusivity may not prevent the approval of another sponsor’s product that is considered to be the same drug for a different disease or condition, even where such product could be prescribed for an unapproved indication that is protected by orphan drug exclusivity. Even after an orphan drug is approved, regulators may subsequently approve the same drug made by another manufacturer for the same condition if the regulator concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.
Foreign Regulation
We conduct clinical trials and market our products in numerous jurisdictions outside the U.S. Most of these jurisdictions have clinical trial, product approval and post-approval regulatory processes that are similar in principle to those in the U.S. Thus, whether or not we obtain FDA approval for a product candidate, we must obtain approval from the comparable regulatory authorities of foreign countries or economic areas, such as the E.U., before we can commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
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
Regulations Concerning Reimbursement
Sales of our products depend, to a large degree, on the extent to which our products will be reimbursed by third-party payors, such as government health programs, commercial insurance, and managed health care organizations. Increasingly, these third-party payors are becoming stricter in the ways they evaluate and reimburse medical products and services. Additionally, the containment of health care costs has become a priority of many governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could limit our revenues. Decisions by third-party payors to not cover a product could reduce physician usage of the product.
In the U.S., we participate in the Medicaid Drug Rebate program, Medicare, and other governmental pricing programs. Medicaid is a joint federal and state program that is administered by the states for low-income and disabled beneficiaries. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs, which includes select inpatient drugs for which there is “direct reimbursement.” Medicaid rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid and Medicare programs.
Any company that participates in the Medicaid Drug Rebate program also must participate in the 340B drug pricing program (the “340B program”), and the Federal Supply Schedule (“FSS”) pricing program. The 340B program, which is administered by the Health Resources and Services Administration, requires participating companies to agree to charge statutorily defined “covered entities” no more than the 340B “ceiling price” for covered outpatient drugs. The 340B ceiling price is calculated using a statutory formula, which is based on pricing data calculated under the Medicaid Drug Rebate Program. The FSS pricing program, which is administered by the Department of Veterans Affairs (“VA”), also requires participating companies to extend discounted prices to the VA, Department of Defense, Coast Guard, and Public Health Service. Similar to the 340B program, FSS prices are calculated utilizing pricing data reported by us to the VA on a quarterly and annual basis.
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
The Medicare Part D program provides a voluntary prescription drug benefit to Medicare beneficiaries. Under “Part D,” Medicare beneficiaries may enroll in prescription drug plans offered by private entities, which provide coverage of outpatient prescription drugs such as our acute pain and CF medicines. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutics committee. U.S. government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval.
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

The U.S. government has shown significant interest in implementing cost-containment programs for medicines and has enacted reforms at the state and federal level designed to, among other things, modify prescription drug reimbursement amounts and methodologies, and otherwise control health care costs. The Patient Protection and Affordable Care Act (“ACA”) was enacted in March 2010 and was designed to expand coverage for the uninsured while at the same time containing overall health care costs. With regard to pharmaceutical products, among other things, the ACA was designed to expand and increase industry rebates for drugs covered under Medicaid programs, impose an annual fee on branded pharmaceutical manufacturers, subject biological products to potential competition by lower-cost biosimilars, and make changes to the coverage requirements under the Medicare Part D program. Additionally, in August 2022, the Inflation Reduction Act (“IRA”) was enacted, establishing a Medicare Drug Price Negotiation Program, a Medicare inflationary rebate, and a redesign of the Part D benefit structure. Certain drugs, including our CF medicines and CASGEVY, are excluded from the IRA negotiation program. Nevertheless, other elements of the IRA may have a material impact on our business, including the redesign of the Part D benefit and the new Manufacturer Discount Program, which will require manufacturers to take on more of the beneficiary cost previously subsidized by the federal government through the application of increased drug discounts. Under the Non-Opioids Prevent Addiction in the Nation (“NOPAIN”) Act, CMS reimbursement for novel, oral, non-opioids will include an add-on payment when the drug is used in the hospital outpatient and ambulatory surgery center settings. We expect that JOURNAVX, our recently approved medicine for the treatment of moderate-to-severe acute pain, will qualify for inclusion on the list of applicable drugs under the NOPAIN Act.
We anticipate that the U.S. government will continue to engage in activities seeking to address drug pricing and reimbursement. Furthermore, certain states have enacted laws establishing Prescription Drug Affordability Boards (“PDABs”). Some state PDABs, including those in Colorado, Maryland, Washington, and Minnesota, either have the authority or have defined a pathway pursuant to which they may be granted the authority to establish upper payment limits for prescription drugs. In certain states, there is pending litigation that would establish a PDAB or expand the authority of an existing PDAB.
In Europe and other foreign jurisdictions, the success of our products depends largely on obtaining and maintaining government reimbursement, because patients are generally unable to access prescription pharmaceutical products that are not reimbursed by their governments. In some countries, such as Germany, commercial sales of a new product may begin while pricing and reimbursement terms are under discussion. In other countries, a company must complete reimbursement negotiations prior to the commencement of commercial supply of the pharmaceutical product. The requirements governing drug pricing vary widely country-by-country and region-by-region. For example, the member states of the E.U. can restrict the range of drugs for which their national health insurance systems provide reimbursement and can control the prices of prescription drugs. In addition, many ex-U.S. government payors require companies to provide health economic assessments of products, which are evaluated by government agencies set up for this purpose. A member state may approve a specific price for the drug, or it may instead adopt a system of direct or indirect controls on the total amount of money that a company may receive for supply of a drug. Countries also may consider increasing mandatory discounts over time in an attempt to manage increased demands on healthcare budgets. Reimbursement discussions in foreign countries often result in a reimbursement price that is lower than the net price that companies can obtain for the product in the U.S. In addition, reimbursement discussions may take a significant period of time resulting in commercialization delays. In some countries where reimbursement has not yet been obtained, or where there are a limited number of eligible people and our medicines or therapies are unregistered, the governments of such countries may agree to purchase our medicines and therapies on an unlicensed and/or named patient basis. Reimbursement for our products cannot be assured because a country or region may only provide for reimbursement on terms that we do not deem adequate. Further, many ex-U.S. governments have introduced or are in the process of introducing legislation focusing on cost containment measures in the pharmaceutical industry. The impact of these laws where finalized, the final form of laws under consideration, and their relevant practical application, are unknown at this time, but may lead to lower prices, paybacks, or other forms of discounts or special taxes.
Other Regulations
Pharmaceutical companies are also subject to various laws pertaining to healthcare “fraud and abuse,” including the federal Anti-Kickback Statute (“AKS”), the False Claims Act (“FCA”), and other state and federal laws and regulations. In the U.S., the Anti-Kickback Statute generally makes it illegal to knowingly and willfully solicit, offer, receive or pay any remuneration in return for or to induce the referral of business, including the purchase or prescription of a particular drug that is reimbursed by a state or federal health care program. The FCA prohibits knowingly and willingly presenting or causing to be presented for payment to third-party payors (including Medicare and Medicaid), any claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as by the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid). Liability under the FCA may also arise when a violation of certain laws or regulations related to the underlying products (e.g., violations regarding improper promotional activity, manufacturing regulations, or unlawful payments) contributes to the submission of a false claim. If we were subject to allegations concerning, or convicted of violating, these laws, our business could be harmed.
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
Our collection and use of personal data as part of our business activities is subject to various privacy and data security laws and regulations, including oversight by various regulatory or other governmental bodies, in the U.S., E.U., U.K., Canada, Australia, Brazil, Saudi Arabia and other jurisdictions. Such laws and regulations have the potential to affect our business materially, continue to evolve and increasingly are being enforced.
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

EMPLOYEES AND HUMAN CAPITAL MANAGEMENT
As of December 31, 2024, we had approximately 6,100 employees. Of these employees, approximately 5,100 were based in the U.S. and approximately 1,000 were based outside the U.S. None of our U.S. employees are covered by a collective bargaining agreement. A small number of employees outside the U.S. are covered by such agreements due to local law or industry requirements. We consider our relations with our employees to be good. We face intense competition for our personnel from our competitors and other companies throughout our industry and from universities and research institutions. At times, when industry conditions are positive, we may face challenges in recruiting and retaining employees across the biotechnology industry due to industry job market dynamics.
We rely on skilled, experienced, and innovative employees to conduct the operations of our company. The biotechnology industry is very competitive, and recruiting and retaining such employees is important to the continued success of our business. We are committed to building an outstanding, committed, and passionate team, and we focus on a culture that values all employees. We focus on recruiting, retaining, and developing qualified and talented employees from a diverse range of backgrounds to conduct our research, development, commercial, and other business activities because we believe that each employee brings unique perspectives and strengths, and by embracing these strengths, we can do our best work for patients.
We view diversity through a broad lens that encompasses culture, backgrounds, experiences, and worldview to foster creativity and innovation. Our initiatives include learning, resources, and forums that promote belonging in our workplaces; five global employee resource networks that promote connectivity and collaboration across levels and functions; and investments to support equal opportunity in our surrounding communities.
To promote our employees’ continued well-being, we offer comprehensive benefits and resources, including those focused on health and income protection, such as life insurance and retirement savings programs. We continue to promote and enhance wellness tools supporting our employees’ mental, social, physical and financial health. We continually review and augment our programs to include benefits that support the evolving needs of our workforce.
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
Corporate Information
Vertex was incorporated in Massachusetts in 1989, and our principal executive offices are located at 50 Northern Avenue Boston, Massachusetts 02210.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names, ages and positions held by our executive officers are as follows:

Name	Age	Position
Reshma Kewalramani, M.D.	52	Chief Executive Officer and President
Jeffrey M. Leiden, M.D., Ph.D.	69	Executive Chairman
David Altshuler, M.D., Ph.D.	60	Executive Vice President, Chief Scientific Officer
Stuart A. Arbuckle	59	Executive Vice President, Chief Operating Officer
E. Morrow “Morrey” Atkinson, III, Ph.D.	59	Executive Vice President, Chief Technical Operations Officer, Head of Biopharmaceutical Science and Manufacturing Operations
Jonathan Biller, J.D.	61	Executive Vice President, Chief Legal Officer
Carmen Bozic, M.D.	62	Executive Vice President, Global Medicines Development and Medical Affairs, and Chief Medical Officer
Amit K. Sachdev, J.D.	57	Executive Vice President, Chief Patient and External Affairs Officer
Ourania “Nia” Tatsis, Ph.D.	55	Executive Vice President, Chief Regulatory and Quality Officer
Charles F. Wagner, Jr.	56	Executive Vice President, Chief Financial Officer
Kristen C. Ambrose, CPA	48	Senior Vice President, Chief Accounting Officer
Duncan J. McKechnie	56	Senior Vice President, Head of North America Commercial
Dr. Kewalramani has been our Chief Executive Officer and President since April 2020 and a member of our Board of Directors since February 2020. Dr. Kewalramani was our Executive Vice President and Chief Medical Officer from April 2018 through April 2020. She was our Senior Vice President, Late Development from February 2017 until April 2018. Dr. Kewalramani also served on the board of Ginkgo Bioworks from September 2021 to June 2024. From August 2004 to January 2017, she served in roles of increasing responsibility at Amgen Inc., most recently as Vice President and Head of U.S. Medical Organization. From 2014 through 2019, Dr. Kewalramani was the industry representative to the FDA’s Endocrine and Metabolic Drug Advisory Committee. She completed her internship and residency in Internal Medicine at the Massachusetts General Hospital and her fellowship in Nephrology at the Massachusetts General Hospital and Brigham and Women’s Hospital combined program. Dr. Kewalramani holds a B.A. from Boston University and an M.D. from Boston University School of Medicine. She is an alumna of the Harvard Business School, having completed the General Management Program.
Dr. Leiden is our Executive Chairman, a position he has held since in April 2020. He was our Chief Executive Officer and President from 2012 through March 2020. He has been a member of our Board of Directors since July 2009, the Chairman of our Board of Directors since May 2012, and served as our lead independent director from October 2010 through December 2011. Dr. Leiden was a Managing Director at Clarus Ventures, a life sciences venture capital firm, from 2006 through January 2012. Dr. Leiden was President and Chief Operating Officer of Abbott Laboratories, Pharmaceuticals Products Group, and a member of the Board of Directors of Abbott Laboratories from 2001 to 2006. From 1987 to 2000, Dr. Leiden held several academic appointments, including the Rawson Professor of Medicine and Pathology and Chief of Cardiology and Director of the Cardiovascular Research Institute at the University of Chicago, the Elkan R. Blout Professor of Biological Sciences at the Harvard School of Public Health, and Professor of Medicine at Harvard Medical School. He is an elected member of both the American Academy of Arts and Sciences and the Institute of Medicine of the National Academy of Sciences. Dr. Leiden is a member of the Board of Directors of the Massachusetts Mutual Life Insurance Company, a private insurance company, since 2015. Dr. Leiden is the Executive Chairman of the Board of Directors of Odyssey Therapeutics, a private biotechnology company, since 2022, and is the Chairman of the Board of Directors of Casana, a private healthcare technology company, since 2021. Dr. Leiden was a director and the non-executive Vice Chairman of the board of Shire plc, from 2006 to January 2012, a director of Quest Diagnostics, from December 2014 to May 2019, and the Chairman of Revolution Healthcare Acquisition Corp., from April 2021 to December 2022. Dr. Leiden received his M.D., Ph.D. and B.A. degrees from the University of Chicago.
Dr. Altshuler is our Executive Vice President, Chief Scientific Officer, a role he has held since January 2015, and was a member of our Board of Directors from May 2012 through December 2014. Dr. Altshuler was one of four founding members of the Broad Institute, a research collaboration of Harvard University and the Massachusetts Institute of Technology, The Whitehead Institute and the Harvard Hospitals. He served as the Director of the Institute’s Program in Medical and

Population Genetics from 2003 through December 2014 and as the Institute’s Deputy Director and Chief Academic Officer from 2009 through December 2014. Dr. Altshuler joined the faculty at Harvard Medical School and the Massachusetts General Hospital in 2000 and held the academic rank of Professor of Genetics and Medicine from 2008 through December 2014. He served as Adjunct Professor of Biology at MIT from 2012 through December 2014. Dr. Altshuler earned a B.S. from MIT, a Ph.D. from Harvard University and an M.D. from Harvard Medical School. Dr. Altshuler completed his clinical training in Internal Medicine, and in Endocrinology, Diabetes and Metabolism, at the Massachusetts General Hospital.
Mr. Arbuckle is our Executive Vice President, Chief Operating Officer, a position he has held since July 2021. As previously announced, Mr. Arbuckle will retire from Vertex effective July 1, 2025. Prior to his role at Vertex, Mr. Arbuckle served as Executive Vice President, Chief Commercial and Operations Officer from March 2021 to July 2021, and as our Executive Vice President, Chief Commercial Officer from September 2012 to February 2021. Prior to joining us, Mr. Arbuckle held multiple commercial leadership roles at Amgen, Inc. from July 2004 through August 2012. Mr. Arbuckle has worked in the biopharmaceuticals industry since 1986, including more than 15 years at GlaxoSmithKline plc, where he held sales and marketing roles of increasing responsibility for medicines aimed at treating respiratory, metabolic, musculoskeletal, cardiovascular and other diseases. He has served as a member of the Board of Directors of Rhythm Pharmaceuticals Inc. since July 2019. He served as a member of the Board of Directors of Cerulean Pharma, Inc. from June 2015 through July 2017 and served as a member of the Board of Directors of ImmunoGen, Inc. from January 2018 until it was acquired by AbbVie Inc. in February 2024. Mr. Arbuckle holds a BSc in Pharmacology and Physiology from the University of Leeds.
Dr. Atkinson has been our Executive Vice President, Chief Technical Operations Officer, Head of Biopharmaceutical Sciences and Manufacturing Operations since August 2023. He previously served as our Senior Vice President, Head of Commercial Manufacturing and Supply Chain since July 2020. Prior to joining us, Dr. Atkinson served in various roles at Bristol-Myers Squibb Co., including as Senior Vice President, Global Manufacturing Operations from September 2019 to June 2020; Vice President and Integration Leader, Corporate Cell Therapy and Global Development and Manufacturing from January 2019 to September 2019; Vice President, Internal Manufacturing, Biologics from June 2017 to January 2019; and Vice President, Biologics Development and Clinical Manufacturing from 2012 to June 2017. Before Bristol-Myers Squibb, he held various roles at Cook Pharmica, LLC (now owned by Novo Holdings) and Eli Lilly. Dr. Atkinson has served as a member of the Board of Directors of 89bio, Inc., since February 2022. Dr. Atkinson holds a B.S. in Biology from Indiana University and a Ph.D. in Biological Sciences from Stanford University.
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
Dr. Bozic is our Executive Vice President, Global Medicines Development and Medical Affairs, a position she has held since October 2019, and she has been our Chief Medical Officer since April 2020. She was our Senior Vice President and Head of Global Clinical Development from May 2019 to October 2019. Prior to joining us, Dr. Bozic spent more than 20 years at Biogen Inc., a biotechnology company focused on neurological diseases, most recently as Senior Vice President of Global Development and Portfolio Transformation from 2015 to May 2019 and as Senior Vice President of Clinical and Safety Sciences from 2013 to 2015. Dr. Bozic has served as the industry representative to the FDA’s Risk Communication Advisory Committee, and was a member of PhRMA’s Clinical and Preclinical Development Committee and the Board of Managers at BioMotiv. She is a member of the Clinical Advisory Committee at Akili Interactive. She received her M.D., C.M., completed her residency, and was Chief Resident in Internal Medicine at McGill University. She completed her fellowship in Pulmonary and Critical Care Medicine at Brigham and Women’s Hospital and was an Associate Physician at Beth Israel Deaconess Medical Center and Harvard Medical School before joining the biopharmaceutical industry.
Mr. Sachdev is our Executive Vice President, Chief Patient and External Affairs Officer, a role he has held since July 2023. From October 2019 to July 2023, he was our Executive Vice President, Chief Patient Officer. In addition, Mr. Sachdev served in the role of Chief of Staff to the CEO from April 2020 to March 2023. He served as our Executive Vice President and Chief Regulatory Officer from January 2017 until September 2019, and as our Executive Vice President, Policy, Access and Value from October 2014 through December 2016. In 2010, he established our first international commercial operations in Canada. In 2007, he joined us as a Senior Vice President, to establish our government affairs and public policy activities, as well as our patient advocacy programs. Prior to joining us, Mr. Sachdev served as Executive Vice President, Health, of the Biotechnology Industry Organization (BIO) and was the Deputy Commissioner for Policy at the FDA, where he also served in several other senior positions. Prior to the FDA, Mr. Sachdev served as Majority Counsel to the Committee on Energy and Commerce in the U.S. House of Representatives and practiced law at the American Chemistry Council, and subsequently at the law firm of Ropes & Gray LLP. He served as a member of the Board of Directors of Eiger BioPharmaceuticals from April 2019 to September 2024. Mr. Sachdev holds a B.S from Carnegie Mellon University and a J.D. from Emory University School of Law.
Dr. Tatsis is our Executive Vice President, Chief Regulatory and Quality Officer, a position she has held since August 2020. Previously, she was our Senior Vice President and Chief Regulatory Officer from October 2019 to August 2020, and our Senior Vice President, Global Regulatory Affairs from September 2017 to October 2019. Prior to joining us, Dr. Tatsis held positions of increasing responsibility at several pharmaceutical companies, including Sanofi, Stemnion, Pfizer, and Wyeth. Most recently, from 2014 to 2017, she was Vice President, Head of Global Regulatory Affairs, at the Sanofi Genzyme Business Unit focused on Inflammation/Immunology, Rare Disease, Multiple Sclerosis, Ophthalmology, Neurology, and Oncology/Immuno-Oncology. Dr. Tatsis also worked as an associate staff scientist and research fellow in Immunology and Vaccine Development at the Wistar Institute and completed a post-doctoral research fellowship in Immunology at Thomas Jefferson University. Dr. Tatsis has served as a member of the board of directors at Verve Therapeutics since June 2024. She received her Ph.D. in Cell and Molecular Biology from the University of Vermont and holds a B.S. in Biology from Temple University.
Mr. Wagner is our Executive Vice President, Chief Financial Officer, a position he has held since April 2019. As previously announced, Mr. Wagner has been appointed as our Chief Operating Officer effective July 1, 2025. Mr. Wagner will remain an Executive Vice President and our Chief Financial Officer following this appointment. Prior to his role at Vertex, Mr. Wagner was Chief Financial Officer and Executive Vice President, Finance, of Ortho Clinical Diagnostics, a Carlyle Group portfolio company, from June 2015 to March 2019. In that role, he led the finance, accounting, tax, treasury, global financial systems, lender relations, and acquisitions and divestiture groups, and also had shared leadership for several enterprise-wide projects. From July 2012 to June 2015, Mr. Wagner served as Executive Vice President, Chief Financial Officer of Bruker Corporation, a scientific instruments manufacturer. Prior to that, Mr. Wagner served as Chief Financial Officer for Progress Software Corporation, a provider of enterprise software, and Millipore Corporation, a global provider of products and services in the life science tools market. Mr. Wagner served as a director of Good Start Genetics, Inc., from April 2014 to August 2017 and served as a director and member of the Audit Committee of Bruker Corporation from August 2010 to June 2012. He has served as a member of the Board of Directors of The TJX Companies, Inc., since September 2023. Mr. Wagner holds a B.S. in Accounting from Boston College and a M.B.A from Harvard Business School.
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
Mr. McKechnie is our Senior Vice President, Head of North America Commercial, a position he has held since October 2018. As previously announced, Mr. McKechnie has been appointed as our Executive Vice President, Chief Commercial Officer effective July 1, 2025. Mr. McKechnie previously served as our Vice President of Global Marketing from June 2013 to September 2018. Prior to joining Vertex, Mr. McKechnie held positions of increasing responsibility at Novartis AG, including Vice President, Respiratory Franchise from January 2013 to June 2013; Vice President and Head Brand Maximization and Established Medicines from April 2012 to April 2013; and Vice President, Cardiovascular Marketing from November 2008 to March 2012. Before Novartis, Mr. McKechnie held various roles at GlaxoSmithKline plc. Mr. McKechnie holds a Business & Marketing degree from the University of Plymouth in England.

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
SUMMARY OF RISK FACTORS
Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:
Risks Related to Our Business
•If we are unable to successfully develop and commercialize additional products, our business could be materially harmed.
•If we are unable to sustain and grow revenues from sales of our CF medicines, our business would be materially harmed and the market price of our common stock would likely decline.
•If we are unable to successfully develop, obtain approval and commercialize treatments for acute and neuropathic pain, our business could be materially harmed.
•If we are not successful in commercializing CASGEVY, our revenue growth could be limited and our business could be materially harmed.
•If our competitors bring products with superior product profiles to market, our products may not be competitive, and our revenues could decline.
•If we discover safety issues with any of our products or if we fail to comply with continuing U.S. and applicable foreign regulations, commercialization efforts for the product could be negatively affected, the approved product could lose its approval, and our business could be materially harmed.
•If physicians and patients do not accept our products, or if patients do not remain on treatment or comply with their prescribed dosing regimen, our product revenues would decline in future periods.
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
•If we are unable to obtain or are delayed in obtaining regulatory approval, we may incur additional costs, experience delays, or be unable to commercialize our product candidates.
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
Risks Related to Government Regulation
•If regulatory authorities interpret any of our conduct, including our marketing practices, as being in violation of applicable health care laws, including fraud and abuse laws, laws prohibiting false and misleading promotion, disclosure laws or other similar laws, we may be subject to civil or criminal penalties.
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
Risks Related to Supply, Manufacturing and Reliance on Third Parties
•We may face manufacturing, supply, and distribution difficulties, among other challenges, delays, or interruptions, including at our third-parties.
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
•Failure to maintain our third-party relationships or challenges at or with these third parties could materially harm our business.
Risks Related to Financial Results and Holding Our Common Stock
•Our stock price may fluctuate and our quarterly operating results are subject to significant fluctuation.
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
We invest significant resources in the research and development of therapies for serious diseases and conditions, including CF, SCD, TDT, acute and peripheral neuropathic pain, IgAN, AMKD, T1D, DM1, and ADPKD. Product development is highly uncertain and expensive. Product candidates that may appear promising in research and development may fail to reach commercial success for many reasons, including:
•the failure to establish safety and efficacy through clinical trials;
•the failure to obtain marketing approval for the product candidate;
•the inability to manufacture the product candidate on economically feasible terms;
•the failure to gain and maintain market acceptance among physicians and patients or other members of the medical community; and
•the failure to obtain market acceptance or adequate reimbursement levels from third-party payors or foreign governments for such product.
If we are not able to successfully develop and commercialize additional products our business could be materially harmed.
If we are unable to sustain and grow revenues from sales of our CF medicines, our business would be materially harmed and the market price of our common stock would likely decline.
Substantially all of our net product revenues have been derived from the sale of our CF medicines over the last several years. As a result, our business is dependent upon our ability to sustain and increase revenues from sales of our CF medicines. We seek to continue to increase our CF product revenue through serial innovation, including development and commercialization of next-generation CF medicines, extending access of CF medicines to younger children with CF, seeking additional approvals for our CF medicines in ex-U.S. markets and securing and maintaining adequate reimbursements for our CF medicines globally, and by developing a nebulized mRNA therapy for the more than 5,000 people with CF who do not make CFTR protein and cannot benefit from CFTR modulators.
Our concentrated source of revenues presents a number of risks to our business, including:
•that one or more competing therapies may be developed successfully by others as a treatment for people with CF;
•that reimbursement policies of payors and other third parties may make it difficult to obtain reimbursement or may reduce the net price we receive for our products;
•that we may experience manufacturing or supply disruptions for our CF medicines; and
•that we may experience adverse developments with respect to development or commercialization of our CF medicines.
Our ability to increase our CF product revenues is dependent in part on our ability to successfully commercialize ALYFTREK, our recently approved once-daily CF medicine. We expect the commercial opportunity for ALYFTREK to depend on three types of patients: (i) those who are currently on a CFTR modulator who may want to switch to ALYFTREK, (ii) those patients who have not yet been initiated on a CFTR modulator or been eligible for a CFTR modulator, and (iii) those who have discontinued from another CFTR modulator. There can be no assurance that people with CF will be willing to switch from their current CFTR modulator or initiate treatment with ALYFTREK if they are not currently being treated by a CFTR modulator.
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
We believe that a portion of the value attributed to our company by investors is based on our approved and potential treatments for acute and peripheral neuropathic pain. JOURNAVX, which was approved in January 2025 for moderate-to-severe acute pain in adults, may not gain or maintain market acceptance among physicians and patients or other members of the medical community. In addition to the risks normally associated with launching a new branded product, JOURNAVX will need to compete, and obtain reimbursement from third-party payors, in an acute pain market that largely consists of low-cost generic drugs, including opioids, non-steroidal anti-inflammatory drugs, acetaminophen and local anesthetics. Similarly, if we are successful in developing and obtaining approval for suzetrigine in peripheral neuropathic pain, this product will face competition from generic anticonvulsant and antidepressant drugs. If we are not able to successfully develop and commercialize treatments for acute and peripheral neuropathic pain, our future net product revenues and cash flows will be adversely affected and our business could be materially harmed.
If we are not successful in commercializing CASGEVY, our revenue growth could be limited and our business could be materially harmed.
We have invested significant resources in the development and commercialization of CASGEVY. While we have previously successfully commercialized several small molecule drugs, we have limited experience with the commercialization of cell and genetic therapies. Manufacturing and commercialization of CASGEVY is subject to similar risks and uncertainties as small molecules. In addition:
•the manufacturing process for CASGEVY is more complex than the manufacturing processes for our small molecule medicines and we may encounter difficulties in the production of CASGEVY and ensuring that the product meets required specifications;
•there are multiple steps along the CASGEVY patient treatment journey, many of which involve significant clinical complexities performed by third parties, including the collection of blood cells from patients, transfer of those cells to and from a manufacturing facility, and other procedures either before or after delivery of CASGEVY;
•the commercial success of CASGEVY continues to depend in part on the medical community, patients, governments, and third-party or governmental payors accepting it as a medically useful, cost-effective, ethical, and safe, and providing adequate reimbursement; and
•global market acceptance continues to be dependent in part on the prevalence and severity of side effects associated with the procedure by which CASGEVY is administered, including the prevalence and severity of any side effects resulting from the myeloablative preconditioning regime.
In addition, there is actual and potential future competition for CASGEVY, including bluebird’s SCD gene therapy, LYFGENIA™, and its TDT gene therapy, ZYNTEGLO™, which are both approved in the U.S. If competing therapies are commercialized, or developed and then commercialized, more successfully by other companies as a treatment for people with SCD or TDT, our future net product revenues and cash flows will be adversely affected and our business could be materially harmed
If we are not successful in commercializing CASGEVY, our business could be materially harmed.
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

In addition, our business faces competition from major pharmaceutical and biotechnology companies possessing substantially greater financial resources than we possess, as well as from numerous smaller public and private companies, academic institutions, government agencies, public and private research organizations, and charitable venture philanthropy organizations that conduct research, seek patent protection, and/or establish collaborative arrangements for research, development, manufacturing, and commercialization. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies also may prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.
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
If we discover safety issues with any of our products or if we fail to comply with continuing U.S. and applicable foreign regulations, commercialization efforts for the product could be negatively affected, the approved product could lose its approval, and our business could be materially harmed.
Our products are subject to continuing regulatory oversight, including the review of additional safety information. Products are more widely used by patients once approval has been obtained and therefore side effects and other problems may be observed after approval that were not seen or anticipated, or were not as prevalent or severe, during pre-approval clinical trials or nonclinical studies. The subsequent discovery or appearance of previously unknown or underestimated problems with a product could negatively affect commercial sales of the product, result in restrictions on the product or lead to the withdrawal of the product from the market. Each of our CF products shares at least one active pharmaceutical ingredient with another of our products. As a result, if any of our CF products were to experience safety issues or labeling modifications, our other CF products may be adversely affected. For example, in December 2024, the FDA modified the labeling of TRIKAFTA by revising information regarding liver injury and liver failure and moving it from the “warnings and precautions” section to a “boxed warning” section, and included similar language in the ALYFTREK label. In SCD and TDT, as part of the FDA approval for CASGEVY, we are required to conduct two post-marketing requirement safety studies to assess the long-term risk of hematologic malignancies and off-target genome editing effects by CRISPR/Cas9. Negative or ambiguous results from these studies could have a significant impact on our ability to commercialize our products.
The reporting of adverse safety events involving our products or public speculation about such events could cause our stock price to decline or experience periods of volatility. Our business also may be materially harmed by reduced coverage or reimbursement by payors, impaired sales of our products, denial or withdrawal of regulatory approvals, non-renewal of conditional regulatory approvals, required label changes or additional clinical trials, reputational harm, or government investigations or lawsuits brought against us.
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

If physicians and patients do not accept our products, or if patients do not remain on treatment or comply with their prescribed dosing regimen, our product revenues would decline in future periods.
Our approved products may not gain or maintain market acceptance among physicians and patients or other members of the medical community. Effectively marketing our products and any of our product candidates or investigational therapies, if approved, requires substantial efforts, both prior to launch and after approval. Physicians may elect not to prescribe or recommend our therapies, and patients may elect not to take them or receive them or they may discontinue use of our products after initiation of treatment, for a variety of reasons including:
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
•inconvenience of, or burdens associated with, administration or treatment;
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
There is some degree of uncertainty as to whether cell and gene therapy treatments will continue to gain the acceptance of the public or the medical community. The commercial success of cell and gene therapy treatments, including CASGEVY, will depend, in part, on the acceptance of physicians, patients, and third-party payors of gene therapy products in general, and our product candidates in particular, as medically necessary, cost-effective and safe. In particular, our success will depend upon physicians prescribing our therapies in lieu of existing treatments they are already familiar with and for which greater clinical data may be available. Moreover, physicians and patients may delay acceptance of cell and gene therapies until the therapies have been on the market for a certain amount of time. In addition, medical centers, including authorized treatment centers, that administer procedures accompanying treatment could experience capacity constraints, and these centers are subject to competing priorities that could delay patient access to procedures associated with cell and gene therapy products. Negative public opinion or more restrictive government regulations may delay or impair the successful commercialization of, and demand for, cell and gene therapies.
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

In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement governmental controls that are similar to those that currently exist in Europe. For example, the Affordable Care Act (“ACA”) required manufacturers of Medicare Part D brand name drugs to provide discounts on those drugs to Medicare Part D beneficiaries during the coverage gap; increased the rebates paid by pharmaceutical companies to state Medicaid programs on drugs covered by Medicaid; and imposed an annual fee, which increases annually, on sales by branded pharmaceutical manufacturers. Additionally, private payors, including health maintenance organizations and pharmacy benefit managers in the U.S., are adopting more aggressive utilization management techniques and are increasingly applying restrictive plan designs that can impact patients and manufacturers, and they continue to push for significant discounts and rebates from manufacturers.
On August 16, 2022, the IRA was enacted. Among other things, the IRA establishes a Drug Price Negotiation Program, under which the government may negotiate maximum fair prices for certain drugs covered by Medicare that do not have generic or biosimilar competition. The first set of maximum fair prices will be effective in 2026. Certain products are excluded from the negotiation program including drugs that have a single orphan drug designation and that are not approved for any other orphan or non-orphan diseases or conditions. We cannot predict with certainty whether there will be future legislative changes to the scope of these exclusions or how they will affect future drugs that we may develop and commercialize. The law also requires manufacturers to pay a rebate to Medicare if the price of a Medicare drug (under both Part B and Part D) increases faster than the rate of inflation and redesigns the Part D benefit. Starting in 2025, manufacturers of brand drugs and biologics will be required to provide a 10% discount during the initial phase and a 20% discount during the catastrophic phase of the Part D benefit. The IRA continues a trend in the U.S. toward reducing drug prices and limiting spending by the federal health care programs on drugs. We expect that this law will affect our business once fully implemented, and it is possible that other legislative updates will have an adverse impact on our revenue. The IRA also requires the Secretary of the Department of Health and Human Services (the “Secretary”) to issue program guidance on numerous areas associated with implementation of the law’s requirements, including for drug price negotiation and inflation rebates. While CMS has issued guidance covering the first two years of the program (2026 and 2027), we do not know with certainty what guidance will apply in future years or how such guidance will affect our business.
It is possible the U.S. Congress or administration may take further actions to address health care costs and access to medicine, and specifically address coverage and reimbursement of cell and gene therapies. For example, the Center for Medicare and Medicaid Innovation (“CMMI”) was directed to consider new healthcare payment and delivery models that would lower drug costs and promote access to innovative drug therapies for Medicare and Medicaid beneficiaries. In February 2023, the U.S. Administration addressed access for cell and gene therapies in diseases such as SCD through the CMS program known as The Cell and Gene Therapy Access Model (“CGT Access Model”). The CGT Access Model was designed to provide an opportunity to accelerate and enhance broad Medicaid access for eligible patients across all 50 U.S. states by allowing state Medicaid agencies to delegate authority to CMS to coordinate and facilitate outcomes-based payment arrangements (“OBAs”) with cell and gene therapy manufacturers, such as ours. In 2024, we reached an agreement with CMS to expand access by participating in the CGT Access Model for SCD to benefit Medicaid beneficiaries. States may begin participating in the Cell & Gene Therapy Access Model on a rolling-basis, between January 2025 and January 2026. In January 2025, President Trump repealed Executive Order 14087, which had directed CMS to consider innovative pricing models, ultimately leading to the CGT Access Model. The rescission currently does not appear to impact our agreement with CMS or CMS’ authority to proceed with the CGT Access Model; however, any discontinuation of the CGT Access Model, or CMS’ termination of our agreement to participate in the model in the future, could impact access to CASGEVY.
Third-party payors throughout the world also have been attempting to control drug spending in light of global economic pressures. In reimbursement negotiations, many payors are requesting price discounts and caps on total expenditures and limiting both the types and variety of drugs that they will cover if they are not able to secure them. Some payors restrict reimbursement of drugs through implementing utilization management controls. As part of these negotiations, many ex-U.S. government payors also are requiring companies to establish product cost-effectiveness as a condition of reimbursement. These cost-effectiveness reviews may overlook many of the benefits provided by innovative medicines, and for the most part, have not taken into account the specific circumstances of products that treat rare diseases. This has led to conclusions that certain medicines, including our products in certain jurisdictions, are not cost-effective. As a result, certain countries have declined to reimburse, or delayed their reimbursement of, some of our products. Although not mandated in the U.S., various organizations have started advocating for cost-effectiveness analyses in the U.S. as well as value-based contracting in which the amount of reimbursement for a product is based on patient outcomes and other clinical or economic metrics related to the performance of such product. If U.S. payors were to adopt such assessments and make negative coverage determinations or utilize value-based contracts that result in penalties to, or lower rates of, reimbursement, it could adversely affect our product revenues. Our business would be materially adversely affected if we are not able to obtain or maintain coverage and reimbursement of our products from third-party payors on a broad, timely, or satisfactory basis, or if such coverage is subject to overly broad or restrictive utilization management controls.
The increasing availability and use of innovative specialty pharmaceuticals for rare or other diseases or conditions, combined with their higher cost as compared to other types of pharmaceutical products, is generating significant third-party payor interest in developing cost-containment strategies targeted to this sector. Government regulations in both U.S. and ex-U.S. markets could further limit the prices that can be charged for our products, including for those with broader patient populations, and may limit our commercial opportunity. The increasing use of cost-effectiveness assessments in markets around the world and the financial challenges faced by many governments may lead to significant adverse effects on our business.
We may experience pricing pressure on our products, which could reduce our revenues and future profitability.
There also has been an increase in state legislation and regulations related to drug pricing and drug pricing transparency. In the U.S., various states, including Nevada, Maryland, Louisiana, New York, California, Washington, Massachusetts, New Jersey, Connecticut, Vermont, New Hampshire, Utah, Minnesota, Oregon, Colorado, New Mexico, Virginia, Maine, Texas, North Dakota, West Virginia, Florida, and New Jersey have passed legislation requiring companies to disclose extensive information relating to drug prices, drug price increases, and spending on research, development, and marketing, among other things. Although it is not always clear what states will do with the collected information, some laws were designed to obtain additional product discounts. Additionally, certain states have enacted laws establishing Prescription Drug Affordability Boards (“PDABs”). Some state PDABs either have the authority or have defined a pathway where they may be granted the authority to establish upper payment limits for prescription drugs, including Colorado, Maryland, Washington, and Minnesota. Under the Washington law, the PDAB cannot select for an affordability review drugs that are solely for the treatment of an orphan-designated disease or condition. In August 2023, the Colorado PDAB selected five drugs for an affordability review, including TRIKAFTA; later that year, it found TRIKAFTA to be not unaffordable, and thus not eligible for an upper payment limit. We cannot, however, predict whether future reviews by the Colorado PDAB, or any other PDAB, will come to the same conclusion about TRIKAFTA or any of our other therapies, or the amount of any potential upper payment limit. We may continue to see more state action requiring additional disclosures or other actions. In addition, we could see increased federal activity related to drug pricing and transparency requiring disclosures or other actions instead of, or in addition to, state requirements. Similar initiatives also are occurring in, or being considered by, some of our ex-U.S. markets, including Italy and Brazil.
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
We expect government scrutiny over drug pricing, reimbursement, and distribution to continue. Potential future government regulation of drug prices or reimbursement creates uncertainties about our portfolio and could have a material adverse effect on our operations. Moreover, antitrust and/or competition laws are increasingly being used to scrutinize pricing on high-value medicines and entities involved in drug distribution or reimbursement, including some with whom we do business. Defending against an antitrust or competition claim can be expensive and requires significant personnel and operational resources, may ultimately lead to a reduction in the prices of our products, and can ultimately result a material adverse effect on profitability and our business overall. Additionally, governmental efforts to pursue compulsory licensing, including the pursuit of so-called “march in” rights, could affect our pricing strategy and result in an adverse impact on our revenue.
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
Our CF medicines and CASGEVY treat life-threatening conditions and address relatively small patient populations, and our research and development programs are primarily focused on developing medicines to treat similar diseases. Both government and private payors are targeting these types of therapies, in some cases refusing to pay for them. We have experienced challenges in obtaining timely reimbursement for our products in various countries outside the U.S. Our future product revenues, including from TRIKAFTA/KAFTRIO, ALYFTREK, and CASGEVY, depend on, among other things, our ability to maintain reimbursement in ex-U.S. markets for our products. There is no assurance that coverage and reimbursement will be available outside of the U.S. for our approved or future therapies and, even if it is available, whether the timing or the level of reimbursement will be sufficient to allow us to market them. Adverse pricing limitations or a delay in obtaining coverage and reimbursement would decrease our future net product revenues and harm our business.
Insurance coverage and reimbursement of cell and genetic therapies is uncertain.
There is uncertainty related to the insurance coverage and reimbursement of cell or genetic therapies, including those gene therapies that are potential one-time treatments. While coverage has not been a significant obstacle in the launch of CASGEVY, it is difficult to predict what third party payors, including U.S. or ex-U.S. governments or private insurance companies, will decide with respect to reimbursement for the other novel cell and genetic therapies in our pipeline. Additionally, reimbursement rates for cell and genetic therapies approved before ours could create an adverse environment for reimbursement of any therapies we ultimately commercialize. The administration of our products may require procedures for the collection of cells from patients, followed by other procedures either before or after delivery of the cell or genetic therapy. The manner and level at which reimbursement is provided for these services also is important. Inadequate reimbursement for such services may discourage physicians and hospitals from recommending our cell and genetic therapies and impair our ability to market or sell such therapies. Moreover, the treatment center network for our products and growth of such network could also impact uptake and necessitate out-of-state access for some beneficiaries if an authorized treatment center is not available within their home state, which could result in further underpayment from out-of-state Medicaid programs.
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
We have recently completed and/or have ongoing or planned clinical trials for several of our product candidates. The strength of our product portfolio and pipeline will depend in large part upon the outcomes of these clinical trials, including those evaluating TRIKAFTA/KAFTRIO and ALYFTREK in younger children with CF, VX-522 in CF, suzetrigine in peripheral neuropathic pain, VX-993 in acute and diabetic peripheral neuropathy, and zimislecel and VX-264 in T1D. Failure to advance product candidates through clinical development could impair our ability to ultimately commercialize products, which could materially harm our business and long-term prospects.
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
If we are unable to obtain or are delayed in obtaining regulatory approval, we may incur additional costs, experience delays, or be unable to commercialize our product candidates.
The time required to complete clinical trials and to satisfy the FDA and other countries’ regulatory review processes is uncertain and typically takes many years. Our analysis of data obtained from nonclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may encounter unanticipated delays or increased costs due to government regulation from future legislation or administrative action or changes in governmental policy during the period of drug development, clinical trials and governmental regulatory review. We also may be unable to obtain or be delayed in obtaining regulatory approval due to competition developments that impact our regulatory pathways.
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
Any failure to obtain regulatory approvals for a product candidate would prevent us from commercializing that product candidate. Any delay in obtaining required regulatory approvals could materially adversely affect our ability to successfully commercialize a product candidate. Furthermore, any regulatory approval to market a product may be subject to limitations that we do not expect including with respect to the indicated uses for which we may market the product or required conditions of use. Any such limitations could reduce the size or demand of the market for the drug.

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
•the risk that patients enrolled in clinical trials will drop out of the clinical trials before clinical trial completion; and
•factors we may not be able to control, such as pandemics that may limit patients, principal investigators or staff or clinical site availability.
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
Risks Related to Government Regulation
If regulatory authorities interpret any of our conduct, including our marketing practices, as being in violation of applicable health care laws, including fraud and abuse laws, laws prohibiting false and misleading promotion, disclosure laws or other similar laws, we may be subject to civil or criminal penalties.
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
Federal false claims laws, including the FCA, prohibit any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to get a false claim paid. Pharmaceutical companies have been prosecuted under these laws for a variety of alleged promotional and marketing activities, such as providing free product to customers with the expectation that the customers would bill federal programs for the product; reporting to pricing services inflated average wholesale prices that were then used by federal programs to set reimbursement rates; engaging in promotion for uses that the FDA has not approved, that caused claims to be submitted to Medicaid for those unapproved uses; submitting inflated “best price” information to the Medicaid Rebate Program; and certain manufacturing-related violations. The scope of this and other laws may expand in ways that make compliance more difficult and expensive.
The FDA and other regulatory agencies closely regulate the post-approval marketing and promotion of products to ensure that they are marketed only for the approved indications and in accordance or consistent with the provisions of the approved labeling. Although physicians are generally permitted, based on their medical judgment, to prescribe products for indications other than those approved by the applicable regulatory agency, manufacturers are prohibited from promoting such unapproved uses. We market our products to eligible people with CF, SCD, TDT, and acute pain for whom the applicable product has been approved and provide promotional materials and informational programs to physicians regarding the use of each product in these patient populations. These eligible people do not represent all people with CF, SCD, TDT, and acute pain. If a regulatory agency determines that our promotional materials, or other activities constitute promotion of unapproved uses or otherwise false and misleading promotion, it could request that we modify our promotional materials or other activities, conduct corrective advertising, or subject us to regulatory enforcement actions, such as the issuance of a warning or untitled letter, injunction, seizure, civil fines and criminal penalties. It also is possible that other federal, state, or foreign enforcement authorities might take action if they believe that the alleged improper promotion led to the submission and payment of claims for an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. Even if it is later determined we were not in violation of these laws, we may be faced with negative publicity, incur significant expenses defending our actions, and have to divert significant management resources from other matters.
In the U.S., federal and state laws regulate financial interactions between pharmaceutical manufacturers and healthcare providers, require disclosure to government authorities and the public of such interactions, and mandate the adoption of compliance standards or programs. For example, the so-called federal “sunshine law” requires pharmaceutical manufacturers to report annually to CMS payments or other transfers of value made by that entity to physicians, physicians assistants, advanced practice registered nurses, and teaching hospitals. We also have similar reporting obligations with respect to financial interactions throughout the E.U. We expended significant efforts to establish, and are continuing to devote significant resources to maintain and enhance, systems and processes to comply with these regulations. Requirements to track and disclose financial interactions with health care providers and organizations increase government and public scrutiny of these financial interactions. As we commercialize products in areas with broader patient populations, we will have more interactions with a broader set of healthcare practitioners. Failure to comply with the reporting requirements could result in significant civil monetary penalties.
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
We participate in the Medicaid Drug Rebate Program, the 340B program, and a number of other federal and state government pricing programs in the U.S. to obtain coverage for our products by certain government health care programs. These programs require us to pay rebates or provide discounts to certain government payors or private purchasers in connection with our products when dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations that we report on a monthly and quarterly basis to the government agencies that administer the programs. The terms, scope and complexity of these government pricing programs may change. For example, regulations finalized in December 2020 created an alternative Medicaid rebate formula for “line extensions” of oral solid dosage forms. Moreover, in December 2020, CMS finalized changes to Medicaid Drug Rebate Program pricing calculations regarding the provision of co-payment assistance to patients that may be impacted by so-called accumulator programs operated by private insurers or pharmacy benefit managers. The portion of this rule dealing with manufacturer co-payment assistance was struck down by the U.S. District Court for the District of Columbia in May 2022 (and the deadline for an appeal has lapsed). In September 2024, CMS issued a final rule withdrawing the challenged accumulator adjustment regulations. The rule made significant changes to, among other things, penalties for misclassification and the definitions of a covered outpatient drug, internal investigation and market date, which may have an impact on our Medicaid rebate liability.
Additionally, the expansion of the 340B Drug Discount Program through the ACA has increased the number of purchasers, known as covered entities, who are eligible for significant discounts on branded drugs. In general, covered entities distribute 340B drugs through their own in-house pharmacies. A growing number of covered entities have been contracting with retail and/or specialty pharmacies, known as contract pharmacies, to distribute 340B drugs. Manufacturers have begun to implement restrictions on covered entities that use contract pharmacies. Similarly, we limit hospital covered entities to contract with one contract pharmacy if the covered entity does not have an in-house outpatient pharmacy. Otherwise, hospital covered entities that have an in-house outpatient pharmacy are not permitted to use contract pharmacies. Our policy applies to our CF and pain products, and it does not apply to Federal grantees and hospitals and any covered entities in states that prohibit manufacturers from restricting covered entities from accessing 340B drugs through contract pharmacies. Certain states, including Arkansas, Kansas, Louisiana, Maryland, Minnesota, Mississippi, Missouri, and West Virginia, have passed laws to regulate the relationship between manufacturers and contract pharmacies. A number of manufacturers have filed lawsuits against these states. These and future changes to government pricing programs, laws, and regulations may have a material adverse impact on our revenue and operations.
We also may have reimbursement obligations or be subject to penalties if we fail to provide timely and accurate information to the government, pay the correct rebates, or offer the correct discounted pricing. Changes to the price reporting or rebate requirements of these programs would affect our obligations to pay rebates or offer discounts. For example, the removal of the current statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability for single source and innovator multiple source drugs, effective as of January 1, 2024, under the American Rescue Plan Act of 2021, may affect the prices that are required to be charged to covered entities under the 340B Drug Discount Program. Additionally, the IRA requires manufacturers to pay rebates for Medicare Part B and Part D drugs with prices that increase faster than the rate of inflation. Responding to current and future changes to these and other Medicaid Drug Rebate Program requirements may reduce our net revenues and the complexity of compliance, will be time-consuming, and could have a material adverse effect on our results of operations.
If our processes and systems are not compliant with regulatory requirements, we could be subject to restrictions on marketing our products or could be delayed in submitting regulatory filings seeking approvals for our product candidates.
We have a number of regulated processes and systems that are required both prior to and following approval of our drugs and product candidates. These processes and systems are subject to continual review and periodic inspection by the FDA and other regulatory bodies. In addition, the clinical research organizations and other third parties that we work with in our non-clinical studies and clinical trials and our oversight of such parties are subject to similar reviews and periodic inspection by the FDA and other regulatory bodies. If compliance issues are identified at any point in the development and approval process, we may experience delays in filing for regulatory approval for our product candidates, or delays in obtaining regulatory approval after filing, if at all. Any later discovery of previously unknown problems or safety issues with approved products or manufacturing processes, or failure to comply with regulatory requirements, may result in restrictions on such products or manufacturing processes, withdrawal of products from the market, the imposition of civil or criminal penalties or a refusal by the FDA and/or other regulatory bodies to approve pending applications for marketing approval of new products or supplements to approved applications, any of which could have a material adverse effect on our business. In addition, we are party to agreements that transfer responsibility for complying with specified regulatory requirements, such as filing and maintenance of marketing authorizations and safety reporting or compliance with manufacturing requirements, to our collaborators and third-party manufacturers. If our collaborators or third-party manufacturers do not fulfill these regulatory obligations, any products for which we or they obtain approval may be subject to later restrictions on manufacturing or sale, which could have a material adverse effect on our business.
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
We are subject to data privacy and security laws and regulations in various jurisdictions that apply to the collection, storage, use, sharing, and security of personal data, including health information, and impose significant compliance obligations. In addition, numerous other federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use, disclosure and security of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues with the potential to affect our business. As we enter into new disease areas and jurisdictions both commercially and for clinical trials, we must continue to evaluate new and evolving privacy laws.
For example, the E.U. General Data Protection Regulation (“GDPR”) went into effect in 2018 and has imposed new obligations on us with respect to our processing of personal data and the cross-border transfer of such data, including higher standards of obtaining consent, more robust transparency requirements, data breach notification requirements, requirements for contractual language with our data processors, and stronger individual data rights. Different E.U. member states have interpreted the GDPR differently and many have imposed additional requirements, which add to the complexity of processing personal data in the E.U. The GDPR also imposes strict rules on the transfer of personal data to countries outside the E.U., including the U.S. and the U.K., and permits data protection authorities to impose large penalties for violations of the GDPR. Similarly, other jurisdictions have either introduced or enacted legislation or executive orders restricting cross-border data transfers. These regulations restrict the transfer of certain types of data (e.g., sensitive personal data) or restrict the transfer of data to certain jurisdictions. The rules related to cross border data transfers continue to evolve based on court decisions and regulator guidance, which presents certain practical challenges to compliance. Regulators also continue to focus enforcement efforts on behavioral advertising and other online tracking technologies commonly used by companies. Compliance with these evolving rules is challenging, as country specific guidance and rules are continually changing and limited alternatives currently exist in the market. Compliance with the these laws and regulations is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any activities falling within the scope of the GDPR or other privacy laws or regulations.
In the U.S., numerous states have introduced or enacted comprehensive privacy legislation. Similar to the California Consumer Rights Act, which came into effect in January 2023), these comprehensive privacy laws place numerous obligations on businesses with respect to the collection and processing of personal data. Some states have passed privacy legislation focusing specifically on the collection and processing of consumer health data. Enforcement at the federal level in the U.S. from the FTC has been focused on the use of health information for targeted advertising. While we continue to address the implications of the new data privacy regulations, data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect and continued legal challenges. Each law is also subject to various interpretations by courts and regulatory agencies, creating even more uncertainty. While we have a global privacy program that addresses such laws and regulations, our efforts to comply with the evolving data protection rules may be unsuccessful.
We must devote significant resources to understanding and complying with the changing landscape in this area. Failure to comply with data protection laws may expose us to risk of enforcement actions taken by data protection authorities, private rights of action in some jurisdictions, and potential significant penalties if we are found to be non-compliant. Failure to comply with the GDPR and applicable national data protection laws of European Economic Area member states could lead to fines of up to €20,000,000 or up to 4% of the total worldwide annual revenue of the preceding financial year, whichever is higher. Some of these laws and regulations also carry the possibility of criminal sanctions. For example, while we are not directly subject to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act (“HIPAA”), we could be subject to penalties, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a HIPAA-covered health care provider or research institution that has not complied with HIPAA’s requirements for disclosing such information. In addition, the commercialization of cell and gene therapies requires the collection and processing of a greater amount of personal data than traditional therapies, potentially increasing risk. Furthermore, the number of government investigations and enforcement actions related to data security incidents and privacy violations, with a specific focus on online data sharing, continue to increase and government investigations typically require significant resources and generate negative publicity, which could harm our business and our reputation.
If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
Our research and development efforts involve the regulated use of hazardous materials, chemicals, and various controlled and radioactive compounds. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by state, federal and foreign regulations, the risk of loss of, or accidental contamination or injury from, these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We also are subject to numerous environmental, health, and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not be sufficient to cover all potential liabilities. We maintain insurance to cover pollution conditions or other extraordinary or unanticipated events relating to our use and disposal of hazardous materials that we believe is appropriate based on the small amount of hazardous materials we generate. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.
Risks Related to Supply, Manufacturing and Reliance on Third Parties
We may face manufacturing, supply, and distribution difficulties, among other challenges, delays, or interruptions, including at our third-party providers.
We rely on a worldwide network of third-party manufacturers and our internal capabilities, including our own manufacturing facilities in Boston, to manufacture product candidates for clinical trials as well as our medicines for commercial use. We also depend on third-party logistics providers to manage our shipments globally, and on approved distributors for supply, sales and marketing in certain markets. While we have developed internal capabilities to supply product candidates for use in our clinical trials as well as some of our products for commercial sale, a majority of the manufacturing steps needed to produce our medicines, therapies, product candidates, and drug products are performed through a third-party manufacturing network. The manufacture of our products and product candidates can be complex, which may require lengthy technology transfers between us and the third parties on which we rely. We expect that we will continue to rely on third parties to meet our commercial supply needs and a significant portion of our clinical supply needs for the foreseeable future.
We could be subject to significant supply interruptions as a result of disruptions to third party or our internal manufacturing capabilities. Our supply chain for sourcing raw materials and manufacturing drug product ready for distribution, including obtaining necessary supplies, is a multi-step international endeavor. Third-party contract manufacturers, including some in China, perform different parts of our manufacturing process. Contract manufacturers may supply us with raw materials, convert these raw materials into drug substance and/or convert the drug substance into final dosage form. We also use third parties are used for packaging, warehousing, and distribution of products. We maintain property insurance to cover potential losses that may result from supply interruptions or destruction at these third parties, however, this insurance may not be sufficient to cover all potential losses that may result.
The manufacturing and logistics for cell and genetic therapies are highly complex, often short lead time operations that require partnership with an extensive network of third parties to deliver product. These manufacturing and logistics operations require significant investment by us to secure capacity at third parties with expertise to meet our requirements. Even with the relevant experience and expertise, manufacturers of cell and genetic therapy products often encounter difficulties in production, including difficulties with production costs and yields, quality control, and compliance with federal, state and foreign regulations. There are many risks that could result in delays and additional costs, including the need to hire and train qualified employees and obtain access to necessary equipment and third-party technology. This capacity may be limited by the number of other clinical trials and commercial manufacturing ongoing for other companies seeking similar support.
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
Supply disruptions may result from a number of factors, including shortages in product raw materials, labor or technical difficulties, regulatory inspections or restrictions, shipping or customs delays, general global supply chain disruptions, events beyond our control, or any other performance failure by us or any third-party manufacturer on which we rely. Additionally, unfavorable geopolitical events or situations could affect our ability to interact with or conduct business with specific vendors within our global supply network, or could prevent or delay the transportation of supplies or products to their planned destination. Any such disruptions could disrupt sales of our products and/or the timing or advancement of our clinical trials.
If we or our third-party manufacturers become unable (including potentially through governmental actions or legislation targeted toward them) or unwilling to continue manufacturing product and we are not able to promptly identify another manufacturer, we could experience a disruption in the commercial supply of our then-marketed medicines, which would have a significant effect on patients, our business, and our product revenues. Similarly, a disruption in the clinical supply of product candidates could delay the completion of clinical trials and affect timelines for regulatory filings. We have a limited number of critical steps and key materials for our manufacturing process that are single sourced, including for commercialized products. To ensure the stability of our supply chains, we continue to develop alternative suppliers for our manufacturing processes and key materials. However, there can be no assurance that we will be able to establish and maintain additional manufacturers or capacity for all of our product candidates and products on a timely basis or at all.
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
We rely on third parties such as CROs to help manage certain pre-clinical work and our clinical trials and on medical institutions, clinical investigators, and clinical research organizations such as the Therapeutic Development Network, which is primarily funded by the Cystic Fibrosis Foundation, to assist in the design and review of, and to conduct our clinical trials, including enrolling qualified patients. In addition, we engage third party contractors to support numerous other research, commercial and administrative activities. Our reliance on these third parties for clinical development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA and other relevant regulatory authorities around the world require us to comply with standards, commonly referred to as good laboratory practices and good clinical practices, for conducting, recording and reporting the results of pre-clinical and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Such standards, particularly with respect to newer cell and genetic therapies, will continue to evolve and subject us and third parties to new or changing requirements.
If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe that there are a number of other third-party contractors we could engage to continue the activities, it may result in a delay of the affected clinical trial, product development program or applicable activity. If clinical trials are not conducted in accordance with our contractual expectations or regulatory requirements, action by regulatory authorities might significantly and adversely affect the conduct or progress of these clinical trials or in specific circumstances might result in a requirement that a clinical trial be redone. Accordingly, our efforts to obtain regulatory approvals for and commercialize our product candidates could be delayed. In addition, failure of any third-party contractor to conduct activities in accordance with our expectations, could adversely affect the relevant research, development, commercial or administrative activity.

Risks Related to Business Development Activities
We face risks in connection with existing and future collaborations with respect to the development, manufacture and commercialization of our products and product candidates.
The risks that we face in connection with our current collaborations, including with CRISPR, Moderna, Entrada, and Zai, and any future collaborations, include the following:
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
To achieve our long-term business objectives, we seek to license or acquire products, product candidates and other technologies that have the potential to complement our ongoing research and development efforts, access emerging technologies and license or acquire pipeline assets. These transactions may be similar to prior transactions, may be structured differently than prior transactions, or may involve larger transactions or later-stage assets. We have faced and will continue to face significant competition for the acquisition of rights to these types of products, product candidates and other technologies from a variety of other companies, some of which have significantly more financial resources and experience in business development activities than we have. In addition, investors and non-profit organizations may be willing to provide capital to the companies that control additional products, product candidates or technologies, which may provide incentives for companies to advance these products, product candidates or technologies independently. Also, the cost of acquiring, in-licensing or otherwise obtaining rights to such products, product candidates or other technologies has grown dramatically in recent years and may be at levels that we cannot afford or that we believe are not justified by market potential. As a result, we may not be able to acquire, in-license or otherwise obtain rights to additional products, product candidates or other technologies on acceptable terms or at all.
We may not realize the anticipated benefits of existing or future acquisitions of businesses or technologies, and the integration following any such acquisition may disrupt our business and management.
Effectively integrating acquired businesses, technologies and exclusive licenses is challenging. We may not realize the benefits anticipated from our external innovation transactions, including the value of Alpine’s pipeline and candidates, which could adversely affect our business and financial condition. Achieving the anticipated benefits of any transaction and successfully integrating acquired businesses or technologies, including Alpine, involves a number of risks, including:
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
Acquisitions, licensing arrangements and other strategic transactions are inherently risky, and ultimately, if we do not complete an announced acquisition, collaboration or strategic transaction or integrate an acquired or licensed asset, business or technology successfully and in a timely manner, we may not realize the anticipated benefits of the strategic transaction. We may later incur impairment charges related to assets acquired in any such transaction. Moreover, relatively small changes in key assumptions and judgements may result in the recognition of significant intangible asset impairment charges, which could have a material adverse impact on our results of operations.
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
We have many pending patent applications covering our products. These pending patent applications may not issue, and we may not receive any additional patents. The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability. Our patents may be challenged by third parties and certain of our patents have been challenged. This could result in the patent being deemed invalid, unenforceable or narrowed in scope, or the third party may circumvent any such issued patents, including through compulsory licensing mechanisms. When market exclusivity ends or if our patents are circumvented, generic versions of our medicines may be approved and marketed, which could cause substantial and rapid declines in the sales of our products.
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
The laws of many foreign jurisdictions do not protect intellectual property rights to the same extent as in the U.S. We, like many companies in our segment of the pharmaceutical industry, have encountered challenges in protecting and defending such rights in foreign jurisdictions. Difficulties or preclusion from protecting our intellectual property rights in foreign jurisdictions, including through compulsory licensing, could substantially harm our business.
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

There has been, and we expect that there may continue to be, significant litigation and other disputes in the pharmaceutical industry regarding patents and other intellectual property rights. Litigation, arbitrations, administrative proceedings, and other legal actions with private parties and governmental authorities concerning patents and other intellectual property rights may be protracted, expensive, and distracting to management. Competitors may sue us as a way of delaying the introduction of our products or to remove our products from the market. Any litigation, including litigation related to Abbreviated New Drug Applications (“ANDA”), litigation related to 505(b)(2) applications, interference proceedings to determine priority of inventions, derivations proceedings, inter partes review, oppositions to patents in foreign countries, litigation against our collaborators or similar actions, may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products, or result in the assessment of significant monetary damages against us that may exceed amounts, if any, accrued in our consolidated financial statements.
On July 22, 2022, we filed a lawsuit against Lupin in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 10,646,481 (“the ’481 patent”), 8,883,206 (“the ’206 patent”), 10,272,046 (“the ’046 patent”), and 11,147,770 (“the ’770 patent”). The lawsuit follows our receipt of a Notice Letter on June 9, 2022, advising that Lupin had submitted an ANDA to the FDA seeking approval to manufacture and market a generic version of KALYDECO granules in the U.S. The Notice Letter indicated that Lupin submitted a “Paragraph IV” certification to the FDA in which Lupin asserts that the ’481 patent, the ’206 patent, and the ’046 patent are invalid or would not be infringed by Lupin’s generic product. On February 28, 2023, U.S. Patent No. 11,564,916 (“the ‘916 patent”) was listed in the Orange Book as covering KALYDECO granules. By letter dated April 25, 2023, Lupin notified us that it had amended its ANDA to include a Paragraph IV certification with respect to the ’916 patent. On May 26, 2023, we filed a lawsuit against Lupin in the U.S. District Court for the District of Delaware alleging infringement of the ’916 patent. On October 11, 2023, U.S. Patent No. 11,752,106 (the “’106 patent”) was listed in the Orange Book as covering KALYDECO granules. By letter dated February 27, 2024, Lupin notified Vertex that it had amended its ANDA to include a Paragraph IV certification with respect to the ‘106 patent. On April 11, 2024, Vertex filed a lawsuit against Lupin in the U.S. District Court for the District of Delaware alleging infringement of the ‘106 patent. The Court subsequently entered a scheduling order, which consolidated the lawsuit asserting infringement of the ‘106 patent with the earlier filed lawsuits asserting infringement of the ‘481, ‘206, ‘046, ‘770, and ‘916 patents. A three-day trial is scheduled for September 15, 2025. Other than the ’770 patent, which was listed in the Orange Book on April 14, 2022, Lupin does not appear to challenge our other U.S. patents covering KALYDECO granules, the last of which expires on August 5, 2027. Therefore, regardless of the outcome of the litigation, Lupin cannot receive final approval of its ANDA before that date. We intend to vigorously enforce our intellectual property rights relating to KALYDECO granules and the ’481, ’206, ’046, ’770, ’916, and ’106 patents.
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
•circulation of unauthorized copy versions of our medicines that infringe our intellectual property rights;
•governments seeking to override our intellectual property rights through the introduction of compulsory license or similar mechanisms;
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
These risks are increased with respect to countries such as China that have substantially different local laws and business practices and weaker protections for intellectual property. In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, including China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S.

trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business could be materially and adversely affected.
Our revenues are subject to foreign exchange rate fluctuations due to the global nature of our operations. Although we have a foreign currency risk management program, our efforts to reduce currency exchange volatility may not be successful. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and the currencies in which we do business will affect our operating results, often in unpredictable ways.
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
For example, we pay royalties on certain sales of TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, KALYDECO, ORKAMBI and ALYFTREK pursuant to our agreement with the Cystic Fibrosis Foundation. The third-party to whom the Cystic Fibrosis Foundation has assigned rights to receive these royalty payments has made public statements related to the calculation of royalties associated with ALYFTREK. Based on the agreement between Vertex and the Cystic Fibrosis Foundation, we believe the third party is wrong. If any potential future adversarial proceedings were not resolved in our favor, however, we could be required to pay a higher royalty percentage on ALYFTREK sales than we currently expect, and our future cost of goods with respect to ALYFTREK could increase above our current expectations.
The use of our approved products and our product candidates exposes us to the risk of product liability claims. Product liability claims may be brought against us by people participating in clinical trials, patients, healthcare providers, or others selling or coming in contact with our products or our product candidates. There is a risk that our products or our product candidates may induce adverse events. For instance, the product labels for TRIKAFTA and ALYFTREK include a boxed warning regarding liver injury and liver failure. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liability and costs, which could have a material adverse effect on our business or financial condition. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•Decreased demand for our approved products, such as TRIKAFTA and ALYFTREK, or any product candidate for which we obtain marketing approval;
•Inability to successfully commercialize approved products;
•Impairment of our business reputation and exposure to adverse publicity;
•New or increased warnings on our product labels;
•Withdrawal of clinical trial participants;

•Costs as a result of related litigation;
•Distraction of management’s attention from our primary business;
•Substantial monetary awards to patients or other claimants; and
•Loss of revenue.
We have product liability insurance and clinical trial insurance in amounts that we believe are adequate to cover this risk. However, our insurance may not provide adequate coverage against all potential liabilities. If a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as pay uncovered damage awards and these damages could be significant and have a material adverse effect on our financial condition. Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to direct significant financial and managerial resources to such defense and adverse publicity is likely to result.
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
Cyber-attacks are increasing in their frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. They are often carried out by well-resourced and skilled parties, including nation states, organized crime groups, “hacktivists” and employees or contractors acting carelessly or with malicious intent. Cyber-attacks include deployment of harmful malware and key loggers, ransomware, denial-of-service attacks, malicious websites, the use of social engineering, and other means to affect the confidentiality, integrity and availability of our technology systems and data. Cyber-attacks also include manufacturing, hardware or software supply chain attacks, which could cause a delay in the manufacturing of products or products produced for contract manufacturing or lead to a data privacy or security breach. Our business partners face similar risks and when they experience a security breach of their systems, our security can be adversely affected. Similar to other companies, we have experienced immaterial cybersecurity incidents, including temporary service interruptions of third-party suppliers. In addition, our increased use of cloud technologies heightens these third party and other operational risks, and any failure by cloud or other technology service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and result in misappropriation, corruption, or loss of confidential or propriety information. A significant portion of our workforce continues to leverage hybrid work. Risk of cyber-attack is increased with employees working remotely. Remote work increases the risk we may be vulnerable to cybersecurity-related events such as phishing attacks and other security threats.
We rely on third parties to carry out our operations. Failure to maintain our third-party relationships or challenges at or with these third parties could materially harm our business.
Our business depends on relationships with third parties for a variety of functions, including activities critical to supply and manufacturing, commercialization, research and development, and technology. Failure by these parties to meet their contractual, regulatory, or other obligations, or any disruption in the relationship between Vertex and these third parties, could have an adverse effect on our business. Furthermore, these third parties are subject to their own unique operational and financial risks that are out of our control. When one of our third parties encounters financial, operational, or other difficulties, our business and results of operations could be negatively affected.

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
Most of our operations, including our research and development activities, are conducted in a limited number of facilities. If any of our major facilities were to experience a catastrophic loss, due to an earthquake, flood, severe storms, fire or similar event, our operations could be seriously harmed. For example, our corporate headquarters, as well as additional leased space that we use for certain logistical and laboratory operations and manufacturing, are located in a flood zone along the Massachusetts coast. We have adopted business continuity plans to address most crises. However, if we are unable to fully implement our business continuity plans, we may experience delays in recovery of data and/or an inability to perform vital corporate functions, which could result in a significant disruption in our research, development, manufacturing and/or commercial activities, large expenses to repair or replace the facility and/or the loss of critical data, which could have a material adverse effect on our business. In addition, we maintain property insurance, however, this insurance may not be sufficient to cover all potential losses that may result from an interruption to our operations.
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
Market prices for securities of companies such as ours are highly volatile. From January 1, 2024 to December 31, 2024, our common stock traded between $377.85 and $519.88 per share. The market for our stock, like that of other companies in the biotechnology industry, has experienced significant price and volume fluctuations. The future market price of our securities could be significantly and adversely affected by factors such as:
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
•developments in domestic and international governmental policy or regulation, for example, relating to drug pricing and tax law changes;
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
Various jurisdictions in which the group operates, including the U.K. and the E.U. member states have agreed to implement the minimum tax component (“Pillar Two”) of the Organization for Economic Co-operation and Development’s (the “OECD’s”), global international tax reform initiative that aims to reform international taxation policies and ensure that multinational companies pay taxes wherever they operate and generate profits. Although aspects of Pillar Two have been implemented that affect accounting periods withing our group starting on or after December 31, 2023, the full impact of this initiative on our effective tax rate will depend on the timing of implementation within each country in which we operate, the exact nature of each country’s implementation legislation, guidance and regulations thereon, and their application by tax authorities either prospectively or retrospectively. We are continuing to evaluate the potential impact on future periods of the Pillar Two guidance, pending legislative adoption by individual countries, including those in which we do business.
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
Our operating results have fluctuated from quarter to quarter in the past, and we expect that they will continue to do so in the future. Our revenues are primarily dependent on the amount of net product revenues from sales of our CF medicines. Our total net product revenues could vary on a quarterly basis based on, among other factors, the timing of orders from our significant customers. Additional factors that have caused quarterly fluctuations to our operating results in recent years include variable amounts of revenues; expenses resulting from our significant investments in research and development, acquired in-process research and development, and commercialization activities; changes in the fair values of our strategic investments, and contingent consideration liabilities; charges for excess and obsolete inventories; and our provision for income taxes. Our revenues also are subject to foreign exchange rate fluctuations due to the global nature of our operations. Although we have a foreign currency risk management program, our efforts to reduce currency exchange volatility may not be successful. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and the currencies in which we do business may affect our operating results, often in unpredictable ways. Our quarterly results also could be materially affected by significant charges, which may or may not be similar to charges we have experienced in the past. Most of our operating expenses relate to our research and development activities, do not vary directly with the amount of revenues and are difficult to adjust in the short term. As a result, if revenues in a particular quarter are below expectations, we are unlikely to reduce operating expenses proportionately for that quarter. These examples are only illustrative and other risks, including those discussed in these “Risk Factors,” could also cause fluctuations in our reported financial results. Our operating results during any one period do not necessarily suggest the results of future periods.
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
In July 2022, we entered into a credit agreement providing for a $500.0 million revolving credit facility. If we borrow under our current credit agreement or any future credit agreements, such indebtedness could have important consequences to our business, including increasing our vulnerability to general adverse financial, business, economic and industry conditions, as well as other factors that are beyond our control. The credit agreement requires that we comply with certain financial covenants, including a consolidated leverage ratio covenant. Further, the credit agreement includes negative covenants, subject to exceptions, restricting or limiting our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, grant liens, engage in certain investment, acquisition and disposition transactions, and enter into transactions with affiliates. As a result, we may be restricted from engaging in business activities that may otherwise improve our business. Failure to comply with the covenants could result in an event of default that could trigger acceleration of our indebtedness, which would require us to repay all amounts owed under the credit agreements and/or our finance leases and could have a material adverse effect on our business. Additionally, our obligations under the credit agreement are unconditionally guaranteed by certain of our domestic subsidiaries. If we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
Issuances of additional shares of our common stock could cause the price of our common stock to decline.
As of December 31, 2024, we had 256.9 million shares of common stock issued and outstanding. As of December 31, 2024, we also had 2.7 million unvested restricted stock units (“RSUs”), 0.9 million unvested performance stock units (“PSUs”) at target, and outstanding options to purchase 1.6 million shares of common stock with a weighted-average exercise price of $156.36 per share.
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
In February 2023, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase up to $3.0 billion of our common stock from time to time through open market or privately negotiated transactions, of which $1.6 billion has been repurchased as of December 31, 2024. Our stock repurchases will depend upon, among other factors, market conditions, our cash balances and potential future capital requirements, results of operations, financial condition, and other factors that we may deem relevant. We can provide no assurance that we will repurchase stock at favorable prices, if at all.
We have adopted provisions in our articles of organization and by-laws and are subject to Massachusetts corporate laws that may frustrate any attempt to remove or replace members of our board or to effectuate certain types of business combinations involving us.
Provisions of our articles of organization, by-laws and Massachusetts state laws may frustrate any attempt to remove or replace members of our current Board of Directors and may discourage certain types of business combinations involving us. Our by-laws allow the Board of Directors to adjourn any meetings of shareholders prior to the time the meeting has been convened. We may issue shares of any class or series of preferred stock in the future without shareholder approval and upon such terms as our Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any class or series of preferred stock that may be issued in the future. Massachusetts state law also prohibits us from engaging in specified business combinations with an interested stockholder, subject to certain exceptions, unless the combination is approved or consummated in a prescribed manner, and places restrictions on voting by any shareholder who acquires 20% or more of the aggregate shareholder voting power without approval by non-interested shareholders. As a result, shareholders or other parties may find it difficult to remove or replace our directors or to effectuate certain types of business combinations involving us.

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
•our beliefs, expectations, and plans with respect to the commercial launches of CASGEVY for the treatment of SCD and TDT, ALYFTREK for the treatment of CF, and JOURNAVX for the treatment of moderate-to-severe acute pain;
•our ability to maintain and obtain adequate reimbursement for our products and product candidates, our ability to launch, commercialize and market our products or any of our other therapies for which we obtain regulatory approval, and our ability to obtain label expansions for existing therapies;
•our expectations regarding our ability to continue to grow our CF business by increasing the number of people with CF eligible and able to receive our medicines and providing improved treatment options for people who are already eligible for one of our medicines;
•the data that will be generated by ongoing and planned clinical trials and the ability to use that data to advance compounds, continue development, support regulatory filings, or accelerate regulatory approval, including our plans to share data in 2025 from the ongoing clinical trial of VX-522 in patients with CF and from Part B of the ongoing clinical trial evaluating VX-264 in patients with T1D, and our plans to file for accelerated regulatory approvals based on interim analyses from the AMPLITUDE study in AMKD and the RAINIER study in IgAN;
•our beliefs that ALYFTREK will provide additional clinical benefits to eligible people with CF, regarding the durable efficacy and effectiveness of CASGEVY as one-time functional cure for people with SCD and TDT, and regarding the clinical benefits of JOURNAVX without the evidence of the limitations of other available therapies;
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
•the potential benefits and therapeutic scope of our acquisitions and collaborations, including our acquisition of Alpine and its lead asset, povetacicept, its potential to become a pipeline-in-a-product, and our expectations regarding the Zai collaboration;
•our expectations regarding the lower royalty burden for ALYFTREK;
•our plans to expand, strengthen, and invest in our global supply chains and manufacturing infrastructure and capabilities, including for biologic and cell and gene therapies;
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

ITEM 1B.UNRESOLVED STAFF COMMENTS
We did not receive any written comments from the Securities and Exchange Commission prior to the date 180 days before the end of the fiscal year ended December 31, 2024 regarding our filings under the Securities Exchange Act of 1934, as amended, that have not been resolved.

ITEM 1C.CYBERSECURITY
Risk Management and Strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to maintain the security, confidentiality, integrity, and availability of our business systems and confidential information, including personal information and intellectual property. Our cybersecurity program includes systems and processes for assessing, identifying and managing material risks from cybersecurity threats and include maintenance and monitoring of information security policies aligned with global regulatory controls and aligned with National Institute of Standards and Technology Cybersecurity Framework; user and employee awareness of cyber policies and practices; information systems configuration management; third-party risk management systems; identity and information asset protection; infrastructure security systems; and cyber threat operations with continuous monitoring and threat hunting. This program includes processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers. We also engage a range of third-party experts in connection with various development, implementation, and maintenance activities related to our cybersecurity program, including audit and compliance, threat hunting, monitoring, and end-user support.
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

As of the date of this report, there have been no cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, operations, or financial condition. Similar to other companies, we have experienced cybersecurity incidents, including temporary service interruptions of third-party suppliers. As of the date of this report, however, known cybersecurity incidents, individually or in aggregate, have not had a material impact on our company. Over the last three years, net expenses incurred from any information security breaches, including any penalties and settlements, are not material relative to our total revenue. For additional discussion on cybersecurity risks we face, see Item 1.A Risk Factors — A breakdown or breach of our information technology systems could subject us to liability or interrupt the operation of our business.
Governance
While our board of directors has oversight responsibility for risk management generally, the Audit and Finance Committee (“Audit Committee”) is specifically responsible for overseeing our cybersecurity risk management program to ensure that cybersecurity risks are identified, assessed, managed, and monitored. Our CISO provides quarterly updates to the Audit Committee in this regard, and covers the state of our cybersecurity program, supported by key performance indicators across the range of cybersecurity functions related to risk management and governance, identity and information asset protection, core security and endpoint security, and cyber threat operations. These updates include descriptions of cybersecurity incidents of interest, including those associated with our third-party service providers; the board will be informed promptly of material risks from cybersecurity threats.
We strive to create a culture of cybersecurity resilience and awareness and believe that cybersecurity is the responsibility of every employee and contractor. At the same time, primary responsibility for assessing, monitoring, and managing our cybersecurity risks lies with our CISO, Michael Daly, who has more than 35 years of experience in security and information systems and spent 25 years with Raytheon Technologies, most recently as Chief Technology Officer of Cybersecurity, Special Missions, Training & Services. Our CISO supported the U.S. President's National Security Telecommunications Advisory Committee for more than 20 years, is a member of the Massachusetts Cybersecurity Strategy Council, and previously served as Chair of the Kogod Cybersecurity Governance Center at American University. He also served on the Rhode Island Homeland Security Advisory Board and was a member of various commercial cyber product councils.
Our CISO oversees a team of skilled cybersecurity professionals who have Certified Information Systems Security Professional (“CISSP”) credentials, Global Information Assurance Certification from the SANS Institute, and other security and network certifications. The cybersecurity team monitors and evaluates our cybersecurity posture and performance on an ongoing basis, including through regular vulnerability scans, penetration tests, and threat intelligence feeds. The cybersecurity team uses various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence, and assesses and evaluates cybersecurity incidents, escalating certain cybersecurity incidents to the CISO according to protocol. The CISO is continually informed regarding the performance of the cybersecurity program, as well as the latest developments in cybersecurity, including potential threats and innovative risk management techniques aligned with industry standards. The CISO reports to our Chief Scientific Officer (“CSO”). Our CSO is an executive officer and leads internal research and external innovation, corporate data strategy, technology and data sciences, and reports directly to our CEO.

ITEM 2.PROPERTIES
Corporate Headquarters
We lease approximately 1.1 million square feet of office and laboratory space at our corporate headquarters in Boston, Massachusetts in two buildings pursuant to two leases that we entered into in May 2011 and amended in August 2024 to, among other terms, extend the lease termination dates from December 2028 to June 2044. We have the option to extend the term of the leases for up to two additional ten-year periods.
Additional United States and Worldwide Locations
In addition to our corporate headquarters, we lease an aggregate of approximately 850,000 square feet of space globally. This space includes logistical, laboratory, commercial and manufacturing operations, as well as laboratory and office space to support our research and development organizations. We also own approximately 213,000 square feet at our continuous manufacturing facility in Massachusetts.

ITEM 3.LEGAL PROCEEDINGS
We are not currently subject to any material legal proceedings.

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The Nasdaq Global Select Market under the symbol “VRTX.”
Shareholders
As of February 7, 2025, there were 101 holders of record of our common stock.
Performance Graph
Our performance graph includes the NASDAQ Biotechnology Index, which we believe is a comparable index consisting of companies with similar industry classifications, and which we plan to use in our future performance graphs.
Dividends
We have never paid any cash dividends on our common stock, and we do not anticipate paying any in the foreseeable future.

Issuer Repurchases of Equity Securities
In February 2023, our Board of Directors approved a share repurchase program (the “Share Repurchase Program”) pursuant to which we are authorized to repurchase up to $3.0 billion of our common stock. Our Share Repurchase Program does not have an expiration date and can be discontinued at any time. The table set forth below shows repurchases of securities by us during the three months ended December 31, 2024 under our Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
Oct. 1, 2024 to Oct. 31, 2024	230,000	$472.77	230,000	$1,699,865,374
Nov. 1, 2024 to Nov. 30, 2024	221,000	$471.15	221,000	$1,595,740,301
Dec. 1, 2024 to Dec. 31, 2024	510,129	$420.46	510,129	$1,381,251,940
Total	961,129	$444.63	961,129	$1,381,251,940
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

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our discussion and analysis of our financial condition and results of operations for 2024 as compared to 2023 are discussed below. For a discussion of our financial condition and results of operations for 2023 as compared to 2022, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K, except as set forth below.
OVERVIEW
We are a global biotechnology company that invests in scientific innovation to create transformative medicines for people with serious diseases, with a focus on specialty markets. We have seven approved medicines: five that treat the underlying cause of cystic fibrosis (“CF”), a life-threatening genetic disease, one that treats severe sickle cell disease (“SCD”) and transfusion dependent beta thalassemia (“TDT”), life shortening inherited blood disorders, and one that treats moderate-to-severe acute pain. Our clinical-stage pipeline includes programs in CF, SCD, beta thalassemia, acute and peripheral neuropathic pain, APOL1-mediated kidney disease, IgA nephropathy and other autoimmune renal diseases and cytopenias, type 1 diabetes, myotonic dystrophy type 1, and autosomal dominant polycystic kidney disease.
In December 2024, the U.S. Food and Drug Administration (the “FDA”) approved ALYFTREK (vanzacaftor/tezacaftor/deutivacaftor), our once-daily next-in-class triple combination for the treatment of people with CF 6 years of age and older, and our fifth CF medicine. Collectively, our five medicines, led by TRIKAFTA/KAFTRIO (elexacaftor/tezacaftor/ivacaftor and ivacaftor), are being used to treat nearly three quarters of the approximately 94,000 people with CF in the U.S., Europe, Australia, and Canada. Through approvals of new medicines, label expansions, and expanded reimbursement, we are focused on increasing the number of people with CF who are eligible and able to receive our medicines. In December 2024, the FDA approved the expanded use of TRIKAFTA for the treatment of people with CF 2 years of age and older who have at least one F508del mutation in the cystic fibrosis transmembrane conductance regulator (“CFTR”) gene or a mutation that is responsive to TRIKAFTA. With this approval, 94 additional non-F508del CFTR mutations have been added to the TRIKAFTA label, and approximately 300 additional people with CF in the U.S. are now eligible for TRIKAFTA. In addition, we are evaluating our CF medicines in additional patient populations, including younger children, with the goal of having small molecule treatments for all people who have at least one mutation in their CFTR gene that is responsive to our CFTR modulators. We also are pursuing messenger ribonucleic acid (“mRNA”) and genetic therapies for people with CF who do not make full-length CFTR protein and, as a result, cannot benefit from our current CF medicines.
CASGEVY (exagamglogene autotemcel), our ex-vivo, non-viral CRISPR/Cas9 gene-edited cell therapy, is approved in the U.S., the European Union (“E.U.”), the United Kingdom (“U.K.”), the Kingdom of Saudi Arabia (“Saudi Arabia”), the Kingdom of Bahrain (“Bahrain”), the United Arab Emirates (the “UAE”), Switzerland and Canada for the treatment of people 12 years of age and older with SCD or TDT. We estimate approximately 60,000 people with severe SCD or TDT are or could become eligible for CASGEVY in the U.S., Canada, Europe, Saudi Arabia, and Bahrain.
In January 2025, the FDA approved JOURNAVX, our selective non-opioid NaV1.8 pain signal inhibitor, for the treatment of people with moderate-to-severe acute pain. We have begun our commercial launch of JOURNAVX in the U.S. for eligible adults. In addition, we are enrolling and dosing patients in a Phase 3 clinical trial evaluating suzetrigine for the treatment of diabetic peripheral neuropathy, a common form of peripheral neuropathic pain. In December 2024, we announced Phase 2 clinical trial results showing that treatment with suzetrigine demonstrated a statistically significant and clinically meaningful within-group reduction in pain on the numeric pain rating scale for people with lumbosacral radiculopathy (“LSR”), a form of peripheral neuropathic pain. The clinical trial also included a placebo reference arm, which showed a similar within-group reduction. Suzetrigine was safe and generally well-tolerated in the Phase 2 clinical trial. We hypothesize that a high placebo response in this clinical trial led to a lack of separation of the suzetrigine and placebo response curves. We believe we can innovate in pain clinical trial design to better control the placebo effect, and succeed in pivotal development with suzetrigine. We plan to advance suzetrigine into pivotal development in LSR, pending discussions with regulators on trial design and the regulatory package.

Financial Highlights

Revenues
In 2024, our net product revenues increased to $11.0 billion as compared to $9.9 billion in 2023, primarily due to increased TRIKAFTA/KAFTRIO product revenues resulting from strong performance and demand globally, including expansions into younger age groups and label extensions, and higher net realized pricing in the U.S.

Expenses
Our total research and development (“R&D”), and selling, general and administrative (“SG&A”) expenses increased to $5.1 billion in 2024 as compared to $4.3 billion in 2023, primarily due to continued investment to support additional therapies in mid-to-late stage development and increased commercial investments to support launches of our therapies globally. In 2024, total acquired in-process research and development expenses (“AIPR&D”) of $4.6 billion included $4.4 billion related to our acquisition of Alpine Immune Sciences, Inc. (“Alpine”). Cost of sales were 14% of our net product revenues in 2024 as compared to 13% in 2023, with the increase primarily due to costs associated with CASGEVY.

Cash
Our total cash, cash equivalents and marketable securities decreased to $11.2 billion as of December 31, 2024 as compared to $13.7 billion as of December 31, 2023 primarily due to cash paid to acquire Alpine and repurchases of our common stock, partially offset by cash flows provided by other operating activities.

Note: Charts above may not add due to rounding.
Business Updates
Marketed Products
Cystic Fibrosis
We expect to grow our CF business by increasing the number of people with CF who are eligible and able to receive our medicines. We have revised estimates for the number of people with CF in the U.S., Europe, Australia, and Canada from approximately 92,000 to approximately 94,000 people. Additionally, we continue to secure formal reimbursement in multiple additional countries that collectively comprise approximately 15,000 additional people with CF. Approximately 10,000 of those additional people with CF are eligible for treatment with CFTR modulators. We previously served many of these markets through named patient sales.
Recent progress in activities expanding our CF business is included below:
•In December 2024, the FDA approved ALYFTREK (vanzacaftor/tezacaftor/deutivacaftor), the once-daily next-in-class combination CFTR modulator for the treatment of people with CF 6 years of age and older who have at least one F508del mutation or another mutation in the CFTR gene that is responsive to ALYFTREK, which includes a total of 303 CFTR mutations. Regulatory submissions for ALYFTREK, including in the U.K., the E.U., Canada, Switzerland, Australia, and New Zealand, are currently under review.

•In December 2024, the FDA approved the expanded use of TRIKAFTA for the treatment of people with CF with 94 additional non-F508del CFTR mutations. TRIKAFTA is now approved in the U.S. for a total of 272 CFTR mutations. We have also submitted regulatory applications to the European Medicines Agency (“EMA”) for TRIKAFTA/KAFTRIO for the treatment of people with CF and rare responsive mutations.
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
•KAFTRIO is reimbursed in all 27 countries of the E.U.
Sickle Cell Disease and Beta Thalassemia
•CASGEVY is now approved in the U.S., the E.U., the U.K., Saudi Arabia, Bahrain, the UAE, Canada and Switzerland for people 12 years of age and older with SCD or TDT.
•We have activated more than 50 authorized treatment centers globally, and more than 50 patients have initiated cell collection. We expect significant growth in the number of new patients initiating cell collection throughout 2025.
•We entered into a reimbursement agreement with NHS England for eligible people with SCD to access CASGEVY, consistent with the reimbursement agreement reached in August 2024 with NHS England for eligible people with TDT to access CASGEVY.
•The Italian Medicines Agency has approved early access for CASGEVY, on a case-by-case basis, for the treatment of people with TDT and SCD.
Acute Pain
•In January 2025, the FDA approved JOURNAVX for the treatment of moderate-to-severe acute pain in adults. We are working to secure broad stocking agreements for JOURNAVX with national retail pharmacies and regional pharmacy chains. We expect to begin shipping JOURNAVX to pharmacies nationwide by the end of February, with retail availability beginning shortly thereafter.
•We expect that JOURNAVX will be qualified for the add-on payment under the Non-Opioids Prevent Addiction in the Nation (“NOPAIN”) Act, which provides for a separate payment in the hospital outpatient or surgical center setting for FDA-approved non-opioid treatments for pain.
Pipeline
We continue to advance a diversified pipeline of potentially transformative medicines for serious diseases utilizing a range of modalities. Recent and anticipated progress in activities supporting these efforts is included below:
Cystic Fibrosis
•We are enrolling and dosing in a Phase 3 clinical trial evaluating ALYFTREK in children with CF 2 to 5 years of age who have at least one F508del mutation or a mutation responsive to triple combination CFTR modulators.
•In collaboration with Moderna, Inc. (“Moderna”), we are developing VX-522, a CFTR mRNA therapeutic for the treatment of people with CF who do not produce full-length CFTR protein. The multiple ascending dose portion of the Phase 1/2 clinical trial for VX-522 is underway, with data expected in the first half of 2025. In the U.S., the FDA has granted Fast Track designation for VX-522.
•We continue to advance new oral small molecule combination therapies through preclinical and clinical development with the aim of achieving normal levels of CFTR function. The most advanced of the next generation of CFTR modulators have completed, or are in the process of completing, Phase 1 clinical trials. We also are investigating additional potential treatments for people with CF who do not make full-length CFTR protein and cannot benefit from CFTR modulators.

Sickle Cell Disease and Beta Thalassemia
•We have completed enrollment of children 5 to 11 years of age with SCD or TDT in two global Phase 3 clinical trials evaluating CASGEVY, and we expect to complete dosing of this age group in 2025.
•We continue to advance preclinical assets for myeloablative conditioning agents that would have milder side-effects and could be used in connection with CASGEVY, which could broaden the eligible patient population.
Acute Pain
•We are enrolling and dosing patients in a Phase 2 clinical trial evaluating an oral formulation of VX-993, a next-generation selective NaV1.8 pain signal inhibitor, for the treatment of moderate-to-severe acute pain following bunionectomy surgery.
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
Peripheral Neuropathic Pain
•A Phase 3 clinical trial evaluating suzetrigine is enrolling and dosing patients with diabetic peripheral neuropathy, a common form of peripheral neuropathic pain. The FDA has granted suzetrigine Breakthrough Therapy designation in diabetic peripheral neuropathy.
•In December 2024, we announced Phase 2 clinical trial results for suzetrigine as a treatment for LSR, a form of peripheral neuropathic pain. The clinical trial met its primary endpoint, but the suzetrigine arm did not separate from the placebo reference arm. We plan to initiate a Phase 3 clinical trial evaluating suzetrigine in LSR, pending discussions with regulators on the regulatory package and optimized trial design.
•We are enrolling and dosing patients in a Phase 2 clinical trial evaluating the oral formulation of VX-993, a next generation NaV1.8 pain signal inhibitor, for the treatment of diabetic peripheral neuropathy.
APOL1-Mediated Kidney Disease
•Inaxaplin is our small molecule for the treatment of APOL1-mediated kidney disease (“AMKD”). We continue to enroll and dose people with AMKD in the Phase 3 portion of the global Phase 2/3 pivotal clinical trial (“AMPLITUDE”). We expect to complete enrollment in the interim analysis cohort in 2025 and apply for potential accelerated approval in the U.S., assuming a positive interim analysis.
•We initiated a Phase 2 proof-of-concept clinical trial (“AMPLIFIED”) evaluating inaxaplin as a treatment for people with AMKD and diabetes or other co-morbidities who are not currently eligible for the AMPLITUDE Phase 2/3 pivotal trial.
•The FDA granted Breakthrough Therapy designation to inaxaplin for APOL1-mediated focal segmental glomerulosclerosis (“FSGS”) and the EMA granted Orphan Drug and PRIME designations to inaxaplin for AMKD.
IgA Nephropathy and Other B Cell-Mediated Diseases
•In May 2024, we acquired Alpine, whose lead compound was povetacicept, a dual inhibitor of B cell activating factor (“BAFF”) and a proliferation-inducing ligand (“APRIL”) pathways. We are developing povetacicept as a potentially best-in-class approach to treat immunoglobulin A (“IgA”) nephropathy (“IgAN”), a serious progressive, autoimmune kidney disease that can lead to end-stage renal disease.
•We are enrolling and dosing patients in the U.S., Europe and Asia in our global pivotal Phase 3 trial evaluating povetacicept in people with IgAN (“RAINIER”). The trial is designed to have a pre-planned interim analysis evaluating the change from baseline in urine protein creatinine ratio (“UPCR”) after a certain number of patients reach 36 weeks of treatment. If positive, the interim analysis may serve as the basis for seeking accelerated approval in the U.S. Final analysis will occur at two years of treatment, with a primary endpoint of total eGFR slope through Week 104. We expect to complete enrollment in the interim analysis cohort in 2025 and apply for potential accelerated approval in the U.S., assuming a positive interim analysis.
•We are evaluating povetacicept as a potential treatment for additional B cell-mediated renal diseases in the RUBY-3 basket trial and hematologic conditions in the RUBY-4 basket trial. Both of these trials are ongoing, and we expect data in some of these conditions in 2025.
Type 1 Diabetes
•Zimislecel is an allogeneic stem cell-derived, fully differentiated, insulin-producing islet cell replacement therapy, using standard immunosuppression to protect the implanted cells. We are evaluating zimislecel as a potential treatment for type 1 diabetes (“T1D”) in a sequential, three-part Phase 1/2 clinical trial. We expect to complete enrollment and dosing in the Phase 3 portion of this Phase 1/2/3 clinical trial in 2025 and, assuming positive data, we expect to file for potential approval after patients have completed one year of insulin-free follow-up. In addition, we have initiated a clinical trial evaluating zimislecel in people with T1D who have had a kidney transplant.
•Our second program in T1D evaluates VX-264, which encapsulates zimislecel in a novel device designed to eliminate the need for immunosuppression. The Phase 1/2 clinical trial is evaluating the safety, tolerability and efficacy of VX-264. We have completed Part A of this clinical trial and we are enrolling and dosing people with TID in Part B of the clinical trial, where patients receive the full-target dose with a stagger period between patients. Part C will dose at a full target dose without a stagger between patients. We expect to share Part B full-dose data from this clinical trial in 2025.
•Our hypoimmune islet cell program uses CRISPR/Cas9 technology to gene-edit the same allogeneic stem cell-derived, fully differentiated islets used in the zimislecel and VX-264 programs. The goal is to cloak the cells from the immune system to explore another possible path to eliminate the need for immunosuppressive therapy. This program continues to progress through the research stage. We are also pursuing alternative approaches to immunosuppression that could be used with zimislecel.
Myotonic Dystrophy Type 1
•Our lead approach for myotonic dystrophy type 1 (“DM1”), VX-670, was in-licensed from Entrada Therapeutics, Inc. (“Entrada”). VX-670 is an oligonucleotide connected to a cyclic peptide to promote effective delivery into cells, which holds the potential to address the underlying cause of DM1.
•We completed the single ascending dose portion of the global Phase 1/2 clinical trial for VX-670 in people with DM1. We are enrolling and dosing the multiple ascending dose portion of the trial, which will evaluate the safety and efficacy of VX-670.
Autosomal Dominant Polycystic Kidney Disease
•We are nearing completion of a Phase 1 clinical trial evaluating VX-407 in healthy volunteers, our first-in-class small molecule corrector that targets the underlying cause of autosomal dominant polycystic kidney disease (“ADPKD”) in people with a subset of PKD1 variants. In 2025, we expect to advance VX-407 into a Phase 2 proof-of-concept clinical trial in people with ADPKD.
External Innovation
Recent investments in external innovation are included below.
•In January 2025, we entered into a collaboration agreement with Zai Lab Limited (“Zai”) for the development and commercialization of povetacicept in mainland China, Hong Kong SAR, Macau SAR, Taiwan region and Singapore. Under this collaboration, Zai will help advance the povetacicept clinical trials, make the regulatory submissions in these territories, and will be responsible for commercialization activities in these territories, if povetacicept becomes an approved product.

•In December 2024, we entered into a strategic collaboration and license agreement with Orna Therapeutics (“Orna”) to utilize Orna’s novel and proprietary lipid nanoparticle delivery solutions to enhance our efforts in developing next generation gene-editing therapies for patients with SCD and TDT.
Our Business Environment
In 2024, our net product revenues came primarily from the sale of our medicines for the treatment of CF. Our CF strategy involves continuing to develop and obtain approval and reimbursement for treatment regimens that will provide benefits to all people with CF and increasing the number of people with CF eligible and able to receive our medicines. We are continuing to progress commercialization of CASGEVY, which has received marketing approvals in the U.S., the E.U., the U.K., Saudi Arabia, Bahrain, the UAE, Switzerland and Canada for the treatment of SCD and TDT. In addition, we have begun our commercial launch of JOURNAVX for the treatment of acute pain, which received marketing approval in the U.S. in January 2025. We also continue to advance our pipeline of product candidates for the treatment of serious diseases outside of CF, SCD, TDT, and acute pain.
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
Discovery and development of a new pharmaceutical or biological product is a difficult and lengthy process that requires significant financial resources along with extensive technical and regulatory expertise. Across the industry, most potential drug or biological products never progress into development, and most products that do advance into development never receive marketing approval. Our investments in product candidates are subject to considerable risks. We closely monitor our research and development activities, and frequently evaluate our pipeline programs in light of new data and scientific, business and commercial insights, with the objective of balancing risk and potential. This process can result in rapid changes in focus and priorities as new information becomes available and as we gain additional understanding of our ongoing programs and potential new programs, as well as those of our competitors.
Our business also requires ensuring appropriate manufacturing and supply of our products. As we advance our product candidates through clinical development toward commercialization and market and sell our approved products, we build and maintain our supply chain and quality assurance resources. We rely on a global network of third parties, including some in China, and our internal capabilities to manufacture and distribute our products for commercial sale and post-approval clinical trials and to manufacture and distribute our product candidates for clinical trials. In addition to establishing supply chains for each new approved product, we adapt our supply chain for existing products to include additional formulations or to increase scale of production for existing products as needed. Our foreign third-party manufacturers and suppliers may be subject to U.S. legislation, including the BIOSECURE Act, sanctions, trade restrictions and other foreign regulatory requirements which could increase costs or reduce the supply of material available to us, or delay the procurement or supply of such material. The processes for biological and cell and genetic therapies can be more complex than those required for small molecule drugs and require additional investments in different systems, equipment, facilities and expertise. We are focused on ensuring the stability of the supply chains for our current products, as well as for our pipeline programs.
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

In the U.S., we have worked successfully with third-party payors to promptly obtain appropriate levels of reimbursement for our CF medicines. In addition, we are working with U.S. government and commercial payors with respect to CASGEVY and JOURNAVX. We anticipate broad access with government and commercial payors for CASGEVY in the U.S., and we have recently entered into multiple agreements with government and commercial health insurance providers to provide such access. For JOURNAVX in the U.S., we have been working with government and commercial payors pre- and post-approval to support rapid and broad access. We plan to continue to engage in discussions with numerous commercial insurers and managed health care organizations, along with government health programs that are typically managed by authorities in the individual states, to ensure that payors recognize the significant benefits that all our therapies provide and provide patients with appropriate levels of access to our medicines and therapies now and in the future. We cannot, however, predict how changes in the law, including through the Inflation Reduction Act of 2022 and passage of state laws (e.g., transparency laws and prescription drug affordability boards), will affect our ability to negotiate successfully with third-party payors and distribute our products. Similarly, in ex-U.S. markets, we seek government reimbursement for our medicines on a country-by-country or region-by-region basis, as required. This is necessary for each new medicine, as well as for label expansions for our current medicines. We are working with ex-U.S. payors with respect to CASGEVY, and we are pursuing long-term reimbursement agreements. We have secured reimbursed access for people with SCD or TDT in Saudi Arabia, Bahrain, Luxembourg, and England. In addition, the Italian Medicines Agency has approved early access for CASGEVY, on a case-by-case basis, to treat people with SCD and TDT. We expect to continue to focus significant resources to expand and maintain reimbursement for our CF medicines, CASGEVY, JOURNAVX, and, ultimately, our pipeline therapies, in U.S. and ex-U.S. markets.
Strategic Transactions
Acquisitions
As part of our business strategy, we seek to acquire technologies, products, product candidates and other businesses that are aligned with our corporate and research and development strategies and complement and advance our ongoing research and development efforts. We have acquired multiple biotechnology companies over the last several years and expect to continue to identify and evaluate such opportunities. The accounting for these acquisitions can vary significantly based on whether we conclude the transactions represent business combinations or asset acquisitions. In 2024, we acquired Alpine for approximately $5.0 billion in cash. Alpine’s lead molecule, povetacicept, has shown potential to treat multiple diseases or conditions and become a pipeline-in-a-product. We accounted for the Alpine transaction as an asset acquisition because povetacicept represented substantially all of the fair value of the gross assets that we acquired. As a result, $4.4 billion of the fair value attributed to povetacicept was expensed as AIPR&D in 2024. In 2019 and 2022, we acquired Semma Therapeutics, Inc. (“Semma”) and ViaCyte, Inc. (“ViaCyte”), respectively, pursuant to which we established and accelerated the development of our T1D program. We accounted for each of these acquisitions as a business combination.
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
Over the last several years, we entered into collaboration agreements with a number of companies, including CRISPR Therapeutics AG (“CRISPR”), Entrada, and Moderna. Generally, when we in-license a technology or product candidate, we make upfront payments to the collaborator, assume the costs of the program and/or agree to make contingent payments, which could consist of milestone, royalty and option payments. Most of these collaboration payments are expensed as AIPR&D, including, a $75.0 million milestone paid to Entrada in 2024, and, in 2023, total payments of $242.6 million to Entrada and total upfront and milestone payments of $170.0 million to CRISPR related to T1D. These payments were expensed to AIPR&D because they were primarily attributable to acquired in-process research and development for which there was no alternative future use. However, depending on many factors, including the structure of the collaboration, the stage of development of the acquired technology, the significance of the in-licensed product candidate to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. We expect to continue to identify and evaluate collaboration and licensing opportunities that may be similar to or different from the collaborations and licenses that we have engaged in previously.

Joint Development and Commercialization Agreement with CRISPR
In 2017, we entered into a joint development and commercialization agreement with CRISPR (the “CRISPR JDCA”), which we amended and restated in 2021.
Pursuant to the CRISPR JDCA, we lead global development, manufacturing and commercialization of CASGEVY, with support from CRISPR. We also conduct all research, development, manufacturing and commercialization activities relating to other product candidates and products under the CRISPR JDCA throughout the world subject to CRISPR’s reserved right to conduct certain activities.
CASGEVY was approved by the FDA in December 2023 for the treatment of SCD. In connection with this approval, we made a $200.0 million milestone payment to CRISPR in January 2024, which we accrued to “Other current liabilities” and recorded within “Other intangible assets, net” on our consolidated balance sheet as of December 31, 2023. We are recording intangible asset amortization expense to “Cost of sales” related to this intangible asset. Subsequent to receiving marketing approval for CASGEVY, we continue to lead the research and development activities under the CRISPR JDCA, subject to CRISPR’s reserved right to conduct certain activities. We are reimbursed by CRISPR for its 40% share of these research and development activities, subject to certain adjustments, and we record this reimbursement from CRISPR as a credit within “Research and development expenses.” We also share with CRISPR 40% of the net commercial profits or losses incurred with respect to CASGEVY, subject to certain adjustments, which is recorded to “Cost of sales.” The net commercial profits or losses equal the sum of the product revenues, cost of sales and selling, general and administrative expenses that we have recognized related to the CRISPR JDCA.
Prior to receiving marketing approval from the FDA for CASGEVY in December 2023, we accounted for the CRISPR JDCA as a cost-sharing arrangement, with costs incurred related to CASGEVY allocated 60% to us and 40% to CRISPR, subject to certain adjustments. In 2023 and 2022, we recognized net reimbursements from CRISPR as credits to “Research and development expenses” and to “Selling, general and administrative expenses,” related to CRISPR’s share of the CRISPR JDCA’s operating expenses.
Acquired In-Process Research and Development Expenses
In 2024 and 2023, our AIPR&D included $4.6 billion and $527.1 million, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including the asset acquisitions, collaborations, and licenses of third-party technologies described above. Please refer to Note B, “Collaboration, License and Other Arrangements,” for further information regarding our asset acquisitions, collaboration, in-license agreements.
Out-licensing Arrangements
We also have out-licensed certain development programs to collaborators who are leading the development or commercialization of these programs, either globally or within certain geographic regions. Pursuant to these out-licensing arrangements, our collaborators are responsible for the research, development, and commercialization costs associated with these programs, and we are entitled to receive contingent milestone and/or royalty payments. As a result, we do not expect to incur significant expenses in connection with these programs and have the potential for future collaborative and royalty revenues resulting from these programs. None of our out-license agreements had a significant impact on our consolidated statements of operations during the three years ended December 31, 2024.
As noted above, in January 2025, we entered into a collaboration agreement with Zai for the development and commercialization of povetacicept in mainland China, Hong Kong SAR, Macau SAR, Taiwan region and Singapore.

RESULTS OF OPERATIONS

	2024	% Change	2023	% Change	2022
	(in millions, except percentages and per share amounts)
Product revenues, net	$11,020.1	12%	$9,869.2	11%	$8,930.7
Acquired in-process research and development expenses	4,628.4	**	527.1	356%	115.5
Other operating costs and expenses	6,624.6	20%	5,510.1	22%	4,507.8
(Loss) income from operations	(232.9)	(106)%	3,832.0	(11)%	4,307.4
Other non-operating income (expense), net	481.4	(12)%	547.8	**	(75.0)
Provision for income taxes	784.1	3%	760.2	(16)%	910.4
Net (loss) income	$(535.6)	(115)%	$3,619.6	9%	$3,322.0

Net (loss) income per diluted common share	$(2.08)		$13.89		$12.82
Diluted shares used in per share calculations	257.9		260.5		259.1
				** Not meaningful
Revenues

	2024	% Change	2023	% Change	2022
	(in millions, except percentages)
TRIKAFTA/KAFTRIO	$10,238.6	14%	$8,944.7	16%	$7,686.8
Other product revenues	781.5	(15)%	924.5	(26)%	1,243.9
Total revenues	$11,020.1	12%	$9,869.2	11%	$8,930.7
Product Revenues, Net
In 2024, our net product revenues increased by $1.2 billion, or 12%, as compared to 2023. Increases in our TRIKAFTA/KAFTRIO product revenues were due to strong performance and demand globally, including expansions into younger age groups and label extensions, and higher net realized pricing in the U.S. The decrease in our “Other product revenues” was primarily the result of CF patients switching to TRIKAFTA/KAFTRIO from our other CF products. In 2024, “Other product revenues” included $10.0 million related to CASGEVY. There were no ALYFTREK sales in 2024.
Our net product revenues from the U.S. and from ex-U.S. markets were as follows:

	2024	% Change	2023	% Change	2022
	(in millions, except percentages)
United States	$6,684.9	11%	$6,040.4	6%	$5,699.3
ex-U.S.	4,335.2	13%	3,828.8	18%	3,231.4
Product revenues, net	$11,020.1	12%	$9,869.2	11%	$8,930.7
In 2025, we expect our net product revenues to increase due to the approval of ALYFTREK for CF in the U.S., continued demand globally for TRIKAFTA/KAFTRIO, including in younger age groups and from label expansions, increased CASGEVY patient infusions, and contribution from the launch of JOURNAVX.

Operating Costs and Expenses

	2024	% Change	2023	% Change	2022
	(in millions, except percentages)
Cost of sales	$1,530.5	21%	$1,262.2	17%	$1,080.3
Research and development expenses	3,630.3	15%	3,162.9	25%	2,540.3
Acquired in-process research and development expenses	4,628.4	**	527.1	356%	115.5
Selling, general and administrative expenses	1,464.3	29%	1,136.6	20%	944.7
Change in fair value of contingent consideration	(0.5)	**	(51.6)	**	(57.5)
Total costs and expenses	$11,253.0	86%	$6,037.2	31%	$4,623.3

				** Not meaningful
Cost of Sales
Our cost of sales primarily consists of third-party royalties payable on net sales of our CF products as well as the cost of producing inventories. Pursuant to our agreement with the Cystic Fibrosis Foundation, our tiered third-party royalties on sales of ALYFTREK, TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, KALYDECO, and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens, with lower royalties on sales of ALYFTREK and TRIKAFTA/KAFTRIO than for our other products. Over the last several years, our cost of sales has been increasing due to increased net product revenues. Our cost of sales as a percentage of our net product revenues was 14% and 13% in 2024 and 2023, respectively. The increase in costs of sales as a percentage of our net product revenues was primarily due to costs associated with CASGEVY following its regulatory approval in the fourth quarter of 2023. In 2025, we expect our total cost of sales to increase due to expected increased net product revenues, CASGEVY contract manufacturing costs, and costs associated with JOURNAVX, partially offset by lower royalties due to sales of ALYFTREK.
Research and Development Expenses

	2024	% Change	2023	% Change	2022
	(in millions, except percentages)
Research expenses	$804.5	14%	$705.6	13%	$626.7
Development expenses	2,825.8	15%	2,457.3	28%	1,913.6
Total research and development expenses	$3,630.3	15%	$3,162.9	25%	$2,540.3
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
Over the past three years, we have incurred $9.3 billion in research and development expenses associated with product discovery and development. The successful development of our product candidates is highly uncertain and subject to a number of risks. In addition, the duration of clinical trials may vary substantially according to the type, complexity and novelty of the product candidate and the disease indication being targeted. The FDA and comparable agencies in foreign countries impose substantial requirements on the introduction of therapeutic pharmaceutical products, typically requiring lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Data obtained from nonclinical and clinical activities at any step in the testing process may be adverse and lead to discontinuation or redirection of development activities. Data obtained from these activities also are susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The duration and cost of discovery, nonclinical studies and clinical trials may vary significantly over the life of a project and are difficult to predict. Therefore, accurate and meaningful estimates of the ultimate costs to bring our product candidates to market are not available.

Any estimates regarding development and regulatory timelines for our product candidates are highly subjective and subject to change. Until we have data from Phase 3 clinical trials, we cannot make a meaningful estimate regarding when, or if, a clinical development program will generate revenues and cash flows.
Research Expenses

	2024	Change %	2023	Change %	2022
	(in millions, except percentages)
Research Expenses:
Salary and benefits	$210.7	14%	$184.1	15%	$159.5
Stock-based compensation expense	112.1	21%	92.4	10%	84.0
Outsourced services and other direct expenses	271.4	15%	237.0	25%	189.6
Intangible asset impairment charge	—	**	—	**	13.0
Infrastructure costs	210.3	9%	192.1	6%	180.6
Total research expenses	$804.5	14%	$705.6	13%	$626.7

			** Not meaningful
Our research expenses have been increasing over the last several years as we invested in our pipeline and expanded our cell and genetic therapy capabilities, resulting in increased headcount and stock-based compensation expense, and outsourced services, other direct expenses, and infrastructure costs. We expect to continue to invest in our research programs with a focus on creating transformative medicines for serious diseases.
Development Expenses

	2024	Change %	2023	Change %	2022
	(in millions, except percentages)
Development Expenses:
Salary and benefits	$686.7	16%	$590.9	24%	$475.1
Stock-based compensation expense	313.7	20%	262.5	23%	213.9
Compensation expense for cash-settled unvested Alpine equity awards	151.9	**	—	**	—
Outsourced services and other direct expenses	1,239.1	0%	1,238.7	36%	912.9
Infrastructure costs	434.4	19%	365.2	17%	311.7
Total development expenses	$2,825.8	15%	$2,457.3	28%	$1,913.6

			** Not meaningful
Our development expenses increased by $368.5 million, or 15%, in 2024 as compared to 2023, due to continued investments in internal headcount and related expenses and infrastructure to support advancement of additional therapies into mid-to-late-stage development, including our T1D program. Growth in internal headcount over the last several years has increased our stock-based compensation expense, which has historically fluctuated and is expected to continue to fluctuate from one period to another based on the probability of achieving milestones associated with our performance-based awards. In 2024, development expenses also included compensation expense associated with cash-settled unvested equity awards related to our acquisition of Alpine. Outsourced services and other direct expenses in 2024 were similar to 2023 as increased expenses to support our T1D program were offset by the completion of our Phase 3 trials for ALYFTREK and JOURNAVX and the commercialization of CASGEVY. In 2025, we expect our development expenses to continue to increase due to our advancing pipeline programs, including our IgAN, pain and T1D programs.

Acquired In-process Research and Development Expenses

	2024	% Change	2023	% Change	2022
	(in millions, except percentages)
Acquired in-process research and development expenses	$4,628.4	**	$527.1	356%	$115.5

			** Not meaningful
In 2024, AIPR&D included $4.4 billion resulting from our acquisition of Alpine, which was accounted for as an asset acquisition, the $75.0 million milestone to Entrada, and a $40.0 million upfront payment to Orna. In 2023, AIPR&D consisted of our $225.1 million upfront payment to Entrada, $100.0 million upfront payment and $70.0 million T1D research milestone to CRISPR, $47.5 million acquisition of a novel GPCR program from Septerna, and various other payments. Our AIPR&D has historically fluctuated, and is expected to continue to fluctuate, from one period to another due to upfront, contingent milestone, and other payments pursuant to our existing and future business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions.
Selling, General and Administrative Expenses

	2024	% Change	2023	% Change	2022
	(in millions, except percentages)
Selling, general and administrative expenses	$1,464.3	29%	$1,136.6	20%	$944.7
Selling, general and administrative expenses increased by 29% in 2024 as compared to 2023, primarily due to increased commercial investments to prepare for the launch of JOURNAVX and support the launch of CASGEVY, and stock-based compensation expense. We expect our selling, general and administrative expenses to continue to increase in 2025 to support these new product launches and additional investments in infrastructure to scale our organization.
Contingent Consideration
In 2024, the fair value of our contingent consideration decreased by $0.5 million. In 2023, the fair value of our contingent consideration decreased by $51.6 million primarily due to our determination that additional pre-clinical studies of the delivery system for our gene-editing components for Duchenne muscular dystrophy (“DMD”) would be required. In future periods, we expect the fair value of contingent consideration to increase or decrease based on, among other things, our estimates of the probability of achieving and the timing of these contingent development and regulatory milestone payments, as well as the time value of money and changes in market interest rates.
Other Non-Operating Income (Expense), Net
Interest Income
Interest income decreased from $614.7 million in 2023 to $598.1 million in 2024, primarily due to decreased cash equivalents and available-for-sale debt securities following our acquisition of Alpine in the second quarter of 2024. Our future interest income is dependent on the amount of, and prevailing market interest rates on, our outstanding cash equivalents and available-for-sale debt securities.
Interest Expense
Interest expense was $30.6 million in 2024, as compared to $44.1 million in 2023. The majority of our interest expense in these years was related to imputed interest expense associated with finance leases for our corporate headquarters in Boston. As discussed in Note L, “Leases,” our corporate headquarters leases were amended in August 2024, which resulted in an accounting classification change from finance to operating leases. As a result, we expect our interest expense to decrease in future periods because operating lease expenses are recorded within operating expenses in our consolidated statements of operations.

Other Income (Expense), Net
Other income (expense), net was expenses of $86.1 million and $22.8 million in 2024 and 2023, respectively. These amounts primarily related to net unrealized losses resulting from changes in the fair value of certain of our strategic equity investments, which consist of investments in our collaborators that may be public or privately-held companies. To the extent that we continue to hold strategic equity investments in publicly traded biotechnology companies, we expect that our other income (expense), net will continue to fluctuate in future periods due to the volatility in the stock prices of these companies that impacts the fair value of our investments. As of December 31, 2024, the fair value of our investments in publicly traded companies was $36.6 million. We discuss these potential future fluctuations further in Item 7a. Quantitative and Qualitative Disclosures About Market Risk.
Income Taxes
Our effective tax rate fluctuates from year to year due to the global nature of our operations. The factors that most significantly impact our effective tax rate include changes in tax laws, variability in the amount and allocation of our taxable earnings among multiple jurisdictions, the amount and characterization of our research and development expenses, the levels of certain deductions and credits, adjustments to the value of our uncertain tax positions, acquisitions and third-party collaboration and licensing transactions.
Our provision for income taxes was $784.1 million for 2024 and $760.2 million for 2023. In 2024, our 315.5% effective tax rate was materially different than the U.S. statutory rate primarily due to the $4.4 billion of non-deductible AIPR&D resulting from our acquisition of Alpine, which significantly lowered our pre-tax income. The non-deductible AIPR&D was partially offset by a benefit from a research and development tax credit study that was completed in 2024 and excess tax benefits related to stock-based compensation.
In 2023, our 17.4% effective tax rate was lower than the U.S. statutory rate primarily due to a benefit from a research and development tax credit study that was completed in 2023 and excess tax benefits related to stock-based compensation, partially offset by changes in uncertain tax positions.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of December 31, 2024 and 2023:

	2024	2023	% Change
	(in millions, except percentages)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$4,569.6	$10,369.1
Marketable securities	1,546.3	849.2
Long-term marketable securities	5,107.9	2,497.8
Total cash, cash equivalents and marketable securities	$11,223.8	$13,716.1	(18)%

Working Capital:
Total current assets	$9,596.4	$14,144.2	(32)%
Total current liabilities	(3,564.6)	(3,547.4)	—%
Total working capital	$6,031.8	$10,596.8	(43)%
Working Capital
As of December 31, 2024, total working capital was $6.0 billion, which represented a decrease of $4.6 billion from $10.6 billion as of December 31, 2023 primarily due to cash paid to acquire Alpine.

Cash Flows

	2024	2023	2022
	(in millions)
Net cash (used in) provided by:
Operating activities	$(492.6)	$3,537.3	$4,129.9
Investing activities	$(3,770.0)	$(3,141.7)	$(321.1)
Financing activities	$(1,494.9)	$(562.2)	$(67.7)
Operating Activities
Cash used in operating activities was $492.6 million in 2024 as compared to cash provided by operating activities of $3.5 billion in 2023. The largest driver of the decrease in cash provided by operating activities was cash paid to acquire Alpine.
Investing Activities
Cash used in investing activities were $3.8 billion and $3.1 billion in 2024 and 2023, respectively. The largest portion of our investing activities in each year were net purchases of available-for-sale debt securities.
Financing Activities
Cash used in financing activities were $1.5 billion and $562.2 million in 2024 and 2023, respectively. Our financing activities in each year were primarily related to repurchases of our common stock pursuant to our share repurchase program and payments related to our employee stock benefit plans.
Sources and Uses of Liquidity
We intend to rely on our existing cash, cash equivalents and current marketable securities together with our operating profitability as our primary source of liquidity. We expect that cash flows from our product sales together with our cash, cash equivalents and current marketable securities will be sufficient to fund our operations for at least the next twelve months. The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including our future sales of currently marketed products, and the potential introduction of one or more new product candidates to the market, our business development activities and the number, breadth and cost of our research and development programs.
Credit Facilities & Financing Strategy
We may borrow up to a total of $500.0 million pursuant to a revolving credit facility that we entered into in July 2022 and could repay and reborrow amounts under this revolving credit agreement without penalty. Subject to certain conditions, we could request that the borrowing capacity be increased by an additional $500.0 million, for a total of $1.0 billion. Negative covenants in our credit agreement could prohibit or limit our ability to access this source of liquidity. As of December 31, 2024, the facility was undrawn, and we were in compliance with these covenants.
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
In addition, other potential significant future capital requirements may include:
•We have entered into certain agreements with third parties that include the funding of certain research, development, manufacturing and commercialization efforts. Certain of our transactions, including collaborations, licensing arrangements, and asset acquisitions, include the potential for future milestone and royalty payments by us upon the achievement of pre-established developmental and regulatory targets and/or commercial targets. Other transactions include the potential for future lease-related expenses and other costs. Our obligation to fund these research and development and commercialization efforts and to pay these potential milestones, expenses and royalties is contingent upon continued involvement in the programs and/or the lack of any adverse events that could cause their discontinuance. We may enter into additional agreements, including acquisitions, collaborations, licensing arrangements and equity investments, which require additional capital.
•To the extent we borrow amounts under our existing credit agreement, we would be required to repay any outstanding principal amounts in 2027.
•As of December 31, 2024, we had $1.4 billion remaining authorization available under our $3.0 billion Share Repurchase Program that our Board of Directors approved in February 2023. This program does not have an expiration date and can be discontinued at any time. We expect to fund these programs through a combination of cash on hand and cash generated by operations.
Additional information on several of our future capital requirements is provided below.
Research and Development Costs
We have ongoing clinical trials of product candidates at various stages of clinical development. Our clinical trial costs are dependent on, among other things, the size, number, and length of our clinical trials. These costs can increase as product candidates move from earlier-stage clinical trials into later-stage clinical development.
Leases
We account for the majority of our real estate leases and each of our embedded leases with contract manufacturing organizations as operating leases. These include leases for our corporate headquarters at Fan Pier in Boston, Massachusetts and office and laboratory space at the Jeffrey Leiden Center for Cell and Genetic Therapies (the “Jeffrey Leiden Center”) near our corporate headquarters. We amended our corporate headquarters leases in 2024 to, among other terms, extend the lease termination dates from December 2028 to June 2044. Our lease for the Jeffrey Leiden Center commenced in 2021 pursuant to an initial 15-year lease term for this building. We also have several embedded leases with contract manufacturing organizations related to the manufacturing and commercialization of our products with remaining lease terms up to 8 years as of December 31, 2024.
As of December 31, 2024, our largest finance lease relates to the lease for our research site in San Diego, California, which commenced in 2019 pursuant to an initial 16-year lease term.
Our total future minimum lease payments for our leases for each of the next five years and in total are included in Note L, “Leases.” The total future undiscounted minimum lease payments were $2.7 billion and $189.0 million related to our operating and finance leases, respectively, as of December 31, 2024. To support future product development and commercialization efforts, we may enter into additional lease agreements, which require additional capital.
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
•inventories; and
•income taxes.
Our accounting policies, including the ones discussed below, are more fully described in Note A, “Nature of Business and Accounting Policies.”
Revenue Recognition
Product Revenues, Net
We generate product revenues from sales in the U.S. and in international markets. We sell our products principally to a limited number of specialty pharmacy and specialty distributors in the U.S., which account for the largest portion of our total revenues. Our customers in the U.S. subsequently resell our products to patients, health care providers, or authorized treatment centers (“ATCs”) for CASGEVY. We contract with government agencies so that our products will be eligible for purchase by, or partial or full reimbursement from, such third-party payors. We make international sales primarily through distributor arrangements and to retail pharmacies, as well as to hospitals and clinics, many of which are government-owned or supported customers. In certain markets, we may not utilize a specialty distributor or specialty pharmacy to distribute CASGEVY. In these markets, we sell CASGEVY directly to ATCs. We recognize net product revenues from sales of our products when our customers obtain control of our products, which typically occurs upon delivery to customers for our small molecule products, including CF, and upon infusion of our gene-therapy products, including CASGEVY. Revenues from our product sales are recorded at the net sales price, or transaction price, which requires us to make several significant estimates regarding the net sales price.
The most significant estimate we are required to make for our product revenues is related to government, commercial, and private payor rebates, chargebacks, discounts and fees, collectively rebates. The values of the rebates provided to third-party payors per course of treatment vary significantly and are based on government-mandated discounts and our arrangements with other third-party payors. To estimate our total rebates, we estimate the percentage of prescriptions that will be covered by each third-party payor, which is referred to as the payor mix. We track available information regarding changes, if any, to the payor mix for our products, to our contractual terms with third-party payors and to applicable governmental programs and regulations and levels of our products in the distribution channel. We adjust our estimated rebates based upon new information as it becomes available, including information regarding actual rebates for our products. Claims by third-party payors for rebates are submitted to us significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known.

The following table summarizes activity related to our product revenue accruals for rebates for 2024, 2023 and 2022:

(in millions)
Balance at December 31, 2021	$838.6
Provision related to 2022 sales	2,977.2
Adjustments related to prior year(s) sales	(10.4)
Credits/payments made	(2,514.0)
Balance at December 31, 2022	$1,291.4
Provision related to 2023 sales	3,481.4
Adjustments related to prior year(s) sales	(6.5)
Credits/payments made	(3,064.7)
Balance at December 31, 2023	$1,701.6
Provision related to 2024 sales	3,673.0
Adjustments related to prior year(s) sales	(42.1)
Credits/payments made	(3,725.4)
Balance at December 31, 2024	$1,607.1
We have also entered into annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement we can receive for our products. Upon exceeding the annual reimbursement amount provided by the customer’s contract with us, products are provided free of charge, which is a material right. If we estimate that the annual reimbursement amount under a contract will be exceeded for an annual period, we defer a portion of the consideration received, which includes upfront payments and fees, for shipments made up to the annual reimbursement limit as “Other current liabilities.” Once the annual reimbursement limit has been reached, we recognize the deferred amount as revenue when we deliver the free products. To estimate the portion of the consideration received to be recognized as revenue and the portion of the amount to be deferred, we rely on our forecast of the number of units we will distribute during the applicable annual period in each international market in which our contracts with government-owned and supported customers limit the amount of annual reimbursement we can receive. Our forecasts are based on, among other things, our historical experience.
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
We are required to make several significant judgments and estimates to determine the accounting treatment for each acquisition transaction. If we determine that substantially all the fair value associated with an acquisition is concentrated in a single asset, or the acquisition does not constitute a business, we account for it as an asset acquisition. For example, we accounted for our $5.0 billion acquisition of Alpine in 2024 as an asset acquisition because povetacicept, Alpine’s lead molecule, represented substantially all of the fair value of the gross assets that we acquired. As a result, $4.4 billion of the fair value attributed to povetacicept was expensed to AIPR&D in 2024. If the fair value that we acquired in an acquisition is distributed among more than one asset, and the acquisition constitutes a business, we account for it as a business combination.
For an asset acquisition involving rights to intellectual property related to in-process research and development that is not yet associated with a product that has achieved regulatory approval, we generally expense our upfront payment to AIPR&D, because there is no alternative future use for the asset that was acquired.

For business combinations, we are required to make several significant judgments and estimates to calculate and allocate the purchase price to the assets that we have acquired and the liabilities that we have assumed on our consolidated balance sheet. The most significant judgments and estimates relate to the fair value of the in-process research and development assets and contingent consideration liabilities related to these business combinations. Based on these judgments and estimates, the fair value of the goodwill that we record as a result of these business combinations may be material.
In-process Research and Development Intangible Assets
As of both December 31, 2024 and 2023, we had $603.6 million of in-process research and development assets on our consolidated balance sheet within “Other intangible assets, net,” which primarily relate to our T1D clinical program established through our acquisitions of Semma and ViaCyte.
We characterize in-process research and development assets on our consolidated balance sheets as indefinite-lived intangible assets until the completion or abandonment of the associated research and development efforts. We test our in-process research and development intangible assets for impairment on an annual basis, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. When we determine that an indefinite-lived intangible asset has become impaired or we abandon the associated research and development project, we write down the carrying value to its fair value and record an impairment charge in the period in which the impairment occurs. For example, we recorded a $13.0 million impairment of an in-process research and development intangible asset to “Research and development expenses” in 2022 due to a decision to revise the scope of certain acquired gene-editing programs. If one of our product candidates achieves regulatory approval, the in-process research and development intangible assets associated with the product candidate become finite-lived intangible assets as described below.
We use significant judgment to determine the fair value of our in-process research and development assets and have utilized either the multi-period excess earnings or the relief from royalty methods of the income approach. Each method requires us to estimate the probability of technical and regulatory success, revenue projections and growth rates, and appropriate discount and tax rates. The multi-period excess earnings method also requires us to estimate development and commercial costs. The relief from royalty method also requires us to estimate the after-tax royalty savings expected from ownership of the asset that we acquired.
Contingent Consideration
We may owe Exonics former equity holders up to $678.3 million upon the achievement of certain events associated with research programs focused on DMD and other severe neuromuscular diseases, including DM1. As of December 31, 2024 and 2023, we had $76.9 million and $77.4 million, respectively, of liabilities on our consolidated balance sheets attributable to the fair value of these contingent development and regulatory payments.
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
Goodwill
As of December 31, 2024 and 2023, we had goodwill of $1.1 billion on our consolidated balance sheets. During 2024, we did not have any business development transactions accounted for as a business combination. Goodwill reflects the difference between the fair value of the consideration transferred and the fair value of the net assets acquired. Thus, the goodwill that we record is dependent on the significant judgments and estimates inherent in these fair values. We have one reporting unit for goodwill reporting purposes. We evaluate our goodwill for impairment on an annual basis, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We have not identified any goodwill impairment to date.
Finite-lived Intangible Assets
As of December 31, 2024 and 2023, we had $222.3 million and $236.3 million, respectively, of finite-lived intangible assets on our consolidated balance sheet within “Other intangible assets, net.” These finite-lived intangible assets primarily relate to $208.0 million of CASGEVY regulatory approval milestones recorded in 2023.
We amortize our finite-lived intangible assets related to our marketed products, which represent the majority of our finite-lived intangible assets, using the straight-line method within “Cost of sales” over the remaining estimated life of the assets beginning in the period in which regulatory approval is achieved or the assets are acquired and continuing through the period that we no longer have either exclusive rights to market the products associated with the assets or in-license rights to the intellectual property underlying the assets. We test finite-lived intangible assets for impairment if indicators are present or changes in circumstances suggest that the carrying value of an asset may not be recoverable. If we determine that the carrying value of a finite-lived intangible asset may not be recoverable, we compare the carrying value of the asset to the undiscounted cash flows that we expect the asset to generate. When we determine that a finite-lived intangible asset has become impaired, we write down the carrying value of the asset to its fair value and record an impairment charge in the period in which the impairment occurs.
Inventories
We capitalize inventories prior to regulatory approval when we consider the related product candidate to have a high likelihood of regulatory approval and expect to recover the related costs. In making this determination, we evaluate, among other factors, the status of regulatory submissions and communications with regulatory authorities, information regarding the product candidate’s safety and efficacy, and the outlook for commercial sales, including the existence of any competition. During the first quarter of 2024, following positive results related to our Phase 3 trials for JOURNAVX, we began capitalizing inventories produced in preparation for our planned product launch. In January 2025, we received approval from the FDA to market JOURNAVX in the U.S. Prior to making this determination, we expensed inventoriable and related costs associated with JOURNAVX, as well as ALYFTREK, as “Research and development expenses.”
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
We provide a valuation allowance when it is more likely than not that deferred tax assets will not be realized. On a periodic basis, we reassess our valuation allowances on our deferred tax assets, weighing positive and negative evidence to assess the recoverability of the deferred tax assets. Significant judgment is required in making these assessments to maintain or adjust our valuation allowances and, to the extent our future expectations change we would have to assess the recoverability of these deferred tax assets at that time. As of December 31, 2024, we maintained a valuation allowance of $272.9 million related primarily to U.S. state tax attributes.
We record liabilities related to uncertain tax positions by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adjust our liability to reflect any subsequent changes in the relevant facts and circumstances surrounding the uncertain positions. We are subject to tax laws and audits in multiple jurisdictions and significant judgment is required in making this assessment. Consequently, we regularly re-evaluate uncertain tax positions and consider various factors, including changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, and changes in facts or circumstances related to a tax position. As of December 31, 2024, our liability for uncertain tax positions was $706.2 million.

RECENT ACCOUNTING PRONOUNCEMENTS
Refer to Note A, “Nature of Business and Accounting Policies,” in the accompanying notes to the consolidated financial statements for a discussion of recent accounting pronouncements and new accounting pronouncements adopted during 2024.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Financial Instruments
As part of our investment portfolio, we own financial instruments that are sensitive to market risks. The investment portfolio is used to preserve our capital, provide adequate liquidity and earn returns commensurate with our risk appetite. We invest in instruments that meet the credit quality standards outlined in our investment policy, which also limits the amount of credit exposure to any one issue or type of instrument. These instruments primarily include securities issued by the U.S. government and its agencies, investment-grade corporate bonds and commercial paper, and money market funds. These investments are primarily denominated in U.S. Dollars and none are held for trading purposes.
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
Credit Agreement
In 2022, we entered into a $500.0 million unsecured revolving credit facility (“credit agreement”). Loans under this credit agreement bear interest, at our option, at a base rate or a Secured Overnight Financing Rate (“SOFR”), plus an applicable margin based on our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period). Pursuant to our credit agreement, the applicable margin on base rate loans ranges from 0.000% to 0.500% and the applicable margin on SOFR loans ranges from 1.000% to 1.500%. We do not believe that changes in interest rates related to our credit agreement would have a material effect on our consolidated financial statements. As of December 31, 2024, we had no principal or interest outstanding under our credit facility. A portion of our “Interest expense” in 2025 will be dependent on whether, and to what extent, we borrow amounts under this facility.
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
We have a foreign currency management program, which is separate from our investment policy and portfolio, with the objective of reducing the effect of exchange rate fluctuations on our operating results and forecasted revenues denominated in foreign currencies. We currently have cash flow hedges for the Euro, British Pound, Canadian Dollar, Swiss Franc and Australian Dollar related to a portion of our forecasted product revenues that qualify for hedge accounting treatment under U.S. GAAP. We do not seek hedge accounting treatment for our foreign currency forward contracts related to monetary assets and liabilities that impact our operating results. As of December 31, 2024, we held foreign exchange forward contracts that were designated as cash flow hedges with notional amounts totaling $2.9 billion representing a net asset of $142.5 million on our consolidated balance sheet.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in exchange rates. If the December 31, 2024 exchange rates were to change by a hypothetical 10%, the fair value recorded on our consolidated balance sheet related to our foreign exchange forward contracts that were designated as cash flow hedges as of December 31, 2024 would change by approximately $286.0 million. However, since these contracts hedge a specific portion of our forecasted product revenues denominated in certain foreign currencies, any change in the fair value of these contracts is recorded in “Accumulated other comprehensive income (loss)” on our consolidated balance sheets and is reclassified to earnings in the same periods during which the underlying product revenues affect earnings. Therefore, any change in the fair value of these contracts that would result from a hypothetical 10% change in exchange rates would be entirely offset by the change in value associated with the underlying hedged product revenues resulting in no impact on our future anticipated earnings and cash flows with respect to the hedged portion of our forecasted product revenues.
Equity Price Risk
We hold strategic equity investments in certain public and private companies, and we expect to make additional strategic equity investments in the future. In 2024 and 2023, we recorded net losses of $9.5 million and $0.6 million, respectively, to “Other income (expense), net” in our consolidated statements of income to reflect changes in the fair value of equity investments with readily determinable fair values (including publicly traded securities). The fair value of our equity investments in publicly traded companies was less than $50.0 million as of December 31, 2024.
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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.CONTROLS AND PROCEDURES
(1) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(2) Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting include those policies and procedures that:
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm, Ernst & Young LLP, issued an attestation report on our internal control over financial reporting. See Section 4 below.
(3) Changes in Internal Controls. During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(4) Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vertex Pharmaceuticals Incorporated
Opinion on Internal Control Over Financial Reporting
We have audited Vertex Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Vertex Pharmaceuticals Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 13, 2025, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 13, 2025

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. The following table describes the written plans for the sale of our securities adopted by our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) during the fourth quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (each, a “Trading Plan”). Other than as described in the table below, none of our directors or officers adopted, modified or terminated a Trading Plan in the fourth quarter of 2024.

Name and Title	Date of Adoption of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
Ourania "Nia" Tatsis EVP, Chief Regulatory and Quality Officer	11/22/2024	10/31/2025	11,270
(1) A Trading Plan may expire on an earlier date if all contemplated transactions are completed before such Trading Plan’s expiration date, upon termination by broker or the holder of the Trading Plan, or as otherwise provided in the Trading Plan.

2025 Restated Bylaws
On February 11, 2025, our Board of Directors approved our Amended and Restated By-Laws (the “2025 Restated Bylaws”) to reduce the percentage of our capital stock required to call a special meeting of shareholders from 40% to 25%.
A copy of the 2025 Restated By-Laws is attached as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated by reference herein.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
Portions of our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders (“2025 Proxy Statement”) are incorporated by reference into this Part III of our Annual Report on Form 10-K.

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information regarding directors required by this Item 10 will be included in our 2025 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Election of Directors,” “Corporate Governance and Risk Management,” “Shareholder Proposals for the 2026 Annual Meeting and Nominations for Director,” “Delinquent Section 16(a) Reports” and “Code of Conduct.” The information regarding executive officers required by this Item 10 is included in Part I of this Annual Report on Form 10-K.
We have adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of our securities by directors, officers and employees, or Vertex itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to us. A copy of our Insider Trading Policy has been filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the 2025 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation and Equity Tables,” “Director Compensation,” “Management Development and Compensation Committee Report” and/or “Corporate Governance and Risk Management.”

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 will be included in the 2025 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in the 2025 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Election of Directors,” “Corporate Governance and Risk Management,” and “Audit and Finance Committee.”

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the 2025 Proxy Statement and is incorporated herein by reference. We expect this information to be provided under “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

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
10.7
Amendment No. 1 to Amended and Restated Joint Development and Commercialization Agreement, dated December 12, 2023, between Vertex Pharmaceuticals Incorporated, Vertex Pharmaceuticals (Europe) Limited and CRISPR Therapeutics AG, CRISPR Therapeutics Limited, CRISPR Therapeutics, Inc., TRACR Hematology Ltd.†
			10-K (Exhibit 10.7)	February 15, 2024	000-19319
Leases
10.8	Lease, dated May 5, 2011, between Fifty Northern Avenue LLC and Vertex Pharmaceuticals Incorporated.†		10-Q (Exhibit 10.2)	July 30, 2021	000-19319
10.9	2024 Amendment to the Lease (50 Northern Avenue), dated August 15, 2024, between Vertex Pharmaceuticals Incorporated and SNH Seaport LLC. †		10-Q (Exhibit 10.1)	November 5, 2024	000-19319
10.10	Lease, dated May 5, 2011, between Eleven Fan Pier Boulevard LLC and Vertex Pharmaceuticals Incorporated.†		10-Q (Exhibit 10.3)	July 30, 2021	000-19319
10.11	2024 Amendment to Lease (11 Fan Pier Boulevard), dated August 15, 2024, between Vertex Pharmaceuticals Incorporated and SNH Seaport LLC.†		10-Q (Exhibit 10.2)	November 5, 2024	000-19319
Financing Agreements
10.12	Credit Agreement, dated as of July 1, 2022, by and among Vertex Pharmaceuticals Incorporated, Bank of America, N.A. and the other lenders party thereto.		10-Q (Exhibit 10.1)	August 5, 2022	000-19319
10.13	First Amendment to Credit Agreement, dated June 20, 2024 by and between Vertex Pharmaceuticals Incorporated and Bank of America N.A.		10-Q (Exhibit 10.1)	August 2, 2024	000-19319
Equity Plans
10.14	Amended and Restated 2006 Stock and Option Plan.*		10-Q (Exhibit 10.1)	October 25, 2018	000-19319
10.15	Form of Stock Option Agreement under Amended and Restated 2006 Stock and Option Plan (granted on or after July 30, 2013).*		10-K (Exhibit 10.20)	February 13, 2015	000-19319
10.16	Amended and Restated 2013 Stock and Option Plan.*		DEF 14A (Appendix A)	April 7, 2022	000-19319
10.17	Form of Non-Qualified Stock Option Agreement under 2013 Stock and Option Plan.*		10-K (Exhibit 10.17)	February 13, 2015	000-19319
10.18	Form of Restricted Stock Unit Agreement under 2013 Stock and Option Plan (U.S.).*		10-K (Exhibit 10.25)	February 16, 2016	000-19319
10.19	Form of Restricted Stock Unit Agreement under 2013 Stock and Option Plan (International).*		10-K (Exhibit 10.19)	February 13, 2015	000-19319
10.20	Form of Restricted Stock Unit Agreement Under 2013 Stock and Option Plan.*		10-K (Exhibit 10.17)	February 13, 2020	000-19319
10.21	Form of Restricted Stock Unit Agreement under 2013 Stock and Option Plan (granted on or after January 1, 2025).*	X
10.22	Form of Restricted Stock Unit Agreement (with performance conditions) under 2013 Stock and Option Plan.*	X
10.23	Non-Employee Director Deferred Compensation Plan.*		10-K (Exhibit 10.27)	February 16, 2016	000-19319
10.24	Vertex Pharmaceuticals Incorporated Employee Stock Purchase Plan.*		DEF 14A (Appendix B)	April 26, 2019	000-19319
Agreements with Executive Officers and Directors
10.25	Employment Agreement, dated as of April 1, 2020, by and between Vertex Pharmaceuticals Incorporated and Jeffrey M. Leiden, M.D., Ph.D.*		8-K (Exhibit 10.1)	April 1, 2020	000-19319
10.26	Amendment No. 1 to Employment Agreement, between Jeffrey M. Leiden and Vertex Pharmaceuticals Incorporated, dated as of February 7, 2022.*		10-K (Exhibit 10.24)	February 9, 2022	000-19319
10.27	Amendment No. 2 to Employment Agreement, between Jeffrey M. Leiden and Vertex Pharmaceuticals Incorporated, dated as of February 8, 2023*		10-K (Exhibit 10.23)	February 10, 2023	000-19319
10.28	Amendment No.3 to Employment Agreement, between Jeffrey M. Leiden and Vertex Pharmaceuticals Incorporated, dated as of November 1, 2024.*		10-Q (Exhibit 10.3)	November 5, 2024	000-19319
10.29	Employee Non-disclosure, Non-competition and Inventions Agreement between Jeffrey M. Leiden and Vertex Pharmaceuticals Incorporated, dated December 14, 2011.*		10-K (Exhibit 10.35)	February 22, 2012	000-19319
10.30	Employment Agreement, dated as of July 24, 2019, between Vertex Pharmaceuticals Incorporated and Reshma Kewalramani.*		8-K (Exhibit 10.1)	July 25, 2019	000-19319
10.31	Change of Control Agreement, dated as of July 24, 2019, between Vertex Pharmaceuticals Incorporated and Reshma Kewalramani.*		8-K (Exhibit 10.2)	July 25, 2019	000-19319

Exhibit Number	Exhibit Description	Filed with this report	Incorporated by Reference herein from—Form or Schedule	Filing Date/ Period Covered	SEC File/Reg. Number
10.32	Employment Agreement, dated as of August 27, 2012, between Vertex Pharmaceuticals Incorporated and Stuart Arbuckle.*		10-Q (Exhibit 10.1)	November 6, 2012	000-19319
10.33	Change of Control Agreement, dated as of August 27, 2012, between Vertex Pharmaceuticals Incorporated and Stuart Arbuckle.*		10-Q (Exhibit 10.2)	November 6, 2012	000-19319
10.34	Employment Agreement, dated as of December 12, 2014, between Vertex Pharmaceuticals Incorporated and David Altshuler.*		10-K (Exhibit 10.34)	February 16, 2016	000-19319
10.35	Change of Control Agreement, dated as of December 10, 2014, between Vertex Pharmaceuticals Incorporated and David Altshuler.*		10-K (Exhibit 10.35)	February 16, 2016	000-19319
10.36	Third Amended and Restated Employment Agreement, dated as of February 26, 2013, between Vertex Pharmaceuticals Incorporated and Amit Sachdev.*		10-K (Exhibit 10.42)	February 23, 2017	000-19319
10.37	Third Amended and Restated Change of Control Agreement, dated as of February 26, 2013, between Vertex Pharmaceuticals Incorporated and Amit Sachdev.*		10-K (Exhibit 10.43)	February 23, 2017	000-19319
10.38	Employment Agreement, dated February 7, 2025, by and between Vertex Pharmaceuticals Incorporated and Charles F. Wagner, Jr.*	X
10.39	Change of Control Agreement, dated as of February 7, 2025, by and between Vertex Pharmaceuticals Incorporated and Charles F. Wagner, Jr.*	X
10.40	Employment Agreement, dated August 1, 2020, by and between Vertex Pharmaceuticals Incorporated and Nia Tatsis.*		10-K (Exhibit 10.36)	February 9, 2022	000-19319
10.41	Change of Control Agreement, dated August 1, 2020, by and between Vertex Pharmaceuticals Incorporated and Nia Tatsis.*		10-K (Exhibit 10.37)	February 9, 2022	000-19319
10.42	Vertex Pharmaceuticals Employee Compensation Plan.*		10-K (Exhibit 10.36)	February 15, 2024	000-19319
10.43	Vertex Pharmaceuticals Non-Employee Board Compensation.*	X
Insider Trading Policy
19.1	Vertex Pharmaceuticals Incorporated Insider Trading Policy. *	X
Subsidiaries
21.1	Subsidiaries of Vertex Pharmaceuticals Incorporated.	X
Consent
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	X
Certifications
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X
Clawback Policy
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation		10-K (Exhibit 97.1)	February 15, 2024	000-19319
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.LAB	XBRL Taxonomy Extension Labels	X
101.PRE	XBRL Taxonomy Extension Presentation	X
101.DEF	XBRL Taxonomy Extension Definition	X
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

*	Management contract, compensatory plan or agreement.
†	Confidential portions of this document have been redacted according to the applicable rules.

ITEM 16.FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

February 13, 2025	By:	/s/ Reshma Kewalramani
Reshma Kewalramani Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Reshma Kewalramani
Reshma Kewalramani	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2025

/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2025

/s/ Kristen C. Ambrose
Kristen C. Ambrose	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2025

/s/Jeffrey M. Leiden
Jeffrey M. Leiden	Executive Chairman	February 13, 2025

/s/ Sangeeta N. Bhatia
Sangeeta N. Bhatia	Director	February 13, 2025

/s/ Lloyd Carney
Lloyd Carney	Director	February 13, 2025

/s/ Alan Garber
Alan Garber	Director	February 13, 2025

/s/ Michel Lagarde
Michel Lagarde	Director	February 13, 2025

/s/ Diana McKenzie
Diana McKenzie	Director	February 13, 2025

/s/ Nancy A. Thornberry
Nancy A. Thornberry	Director	February 13, 2025

/s/ Bruce I. Sachs
Bruce I. Sachs	Director	February 13, 2025

/s/ Jennifer Schneider
Jennifer Schneider	Director	February 13, 2025

/s/ Suketu Upadhyay
Suketu Upadhyay	Director	February 13, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Vertex Pharmaceuticals Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Vertex Pharmaceuticals Incorporated (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2025, expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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
Auditing the allowances for rebates owed pursuant to the Medicaid Drug Rebate Program in the U.S. was complex and judgmental due to the significant estimation required in determining certain assumptions including the levels of expected utilization of these rebates based on the amount of product sold to eligible patients, as well as the complexity of the government mandated rebate calculations. The allowances for rebates owed pursuant to the Medicaid Drug Rebate Program in the U.S. are sensitive to these significant assumptions and calculations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s revenue recognition process, including controls over management’s computation and review of the allowances for Medicaid rebates. We tested the Company’s controls to assess the completeness and accuracy of the current and historical data that supports the Medicaid estimate, significant assumptions related to the inputs utilized as well as management’s review of the application of the government pricing regulations.
Our audit procedures to test the allowances for rebates owed pursuant to the Medicaid Drug Rebate Program in the U.S., included the following: we assessed the methodology used to determine the estimate and tested the significant assumptions as well as the underlying data used by the Company in its analysis. We also assessed the historical accuracy of the Company’s estimates of Medicaid rebates by comparing assumptions to historical trends and evaluating the change from prior periods. We further tested the completeness and accuracy of the underlying data used in the Company’s calculations through reconciliation to third-party invoices, claims data and actual cash payments. In addition, we involved our government pricing specialists to assist in evaluating management’s methodology and calculations used in the measurement of certain estimated rebates.

Evaluating the fair value of the in-process research and development assets acquired in the Alpine Immune Sciences, Inc. acquisition
Description of the Matter
As described in Note B to the consolidated financial statements, on May 20, 2024, the Company acquired Alpine Immune Sciences, Inc. (“Alpine”), a publicly traded biotechnology company focused on discovering and developing innovative, protein-based immunotherapies for approximately $5.0 billion in cash.
The Company determined substantially all the fair value of the gross assets acquired were concentrated in Alpine’s lead molecule, povetacicept. Therefore, the Company accounted for the Alpine transaction as an asset acquisition under U.S. GAAP. The acquired in-process research and development asset was valued at $4.4 billion, which was expensed on the date of acquisition as it did not have alternative future use at the acquisition date.
Auditing the fair value of the in-process research and development assets acquired in the Alpine transaction was judgmental due to the significant estimation uncertainty and subjectivity of the significant assumptions used by management in determining the present value of future discounted cash flows. The significant assumptions used in determining the fair value of the in-process research and development assets acquired included the amount and timing of future product revenues, the discount rate and probability of technical and regulatory success. The valuation of the in-process research and development assets is sensitive to these significant assumptions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s review of the valuation of the in-process research and development assets of Alpine. For example, we tested controls over management’s review of the significant assumptions and the completeness and accuracy of the data used in the valuation.
To test the fair value of the povetacicept in-process research and development assets, we performed audit procedures that included, among others, evaluating the Company's methodologies used and testing the significant assumptions discussed above. For example, we compared the significant assumptions used by management to current published scientific studies, industry, market and economic trends, and to other relevant factors. In addition, to evaluate the probability of technical and regulatory success, we considered the phase of development of the in-process research and development assets and compared the Company’s assumptions to third-party data regarding clinical trial success rates. We also performed various sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the in-process research and development assets resulting from changes in the assumptions. In addition, we involved our valuation specialists to assist in our evaluation of the methodologies and the discount rate used in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Boston, Massachusetts
February 13, 2025

VERTEX PHARMACEUTICALS INCORPORATED
Consolidated Statements of Income
(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Product revenues, net	$11,020.1	$9,869.2	$8,930.7
Costs and expenses:
Cost of sales	1,530.5	1,262.2	1,080.3
Research and development expenses	3,630.3	3,162.9	2,540.3
Acquired in-process research and development expenses	4,628.4	527.1	115.5
Selling, general and administrative expenses	1,464.3	1,136.6	944.7
Change in fair value of contingent consideration	(0.5)	(51.6)	(57.5)
Total costs and expenses	11,253.0	6,037.2	4,623.3
(Loss) income from operations	(232.9)	3,832.0	4,307.4
Interest income	598.1	614.7	144.6
Interest expense	(30.6)	(44.1)	(54.8)
Other expense, net	(86.1)	(22.8)	(164.8)
Income before provision for income taxes	248.5	4,379.8	4,232.4
Provision for income taxes	784.1	760.2	910.4
Net (loss) income	$(535.6)	$3,619.6	$3,322.0

Net (loss) income per common share:
Basic	$(2.08)	$14.05	$12.97
Diluted	$(2.08)	$13.89	$12.82
Shares used in per share calculations:
Basic	257.9	257.7	256.1
Diluted	257.9	260.5	259.1
The accompanying notes are an integral part of these consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Consolidated Statements of Comprehensive Income
(in millions)

	Year ended December 31,
	2024	2023	2022
Net (loss) income	$(535.6)	$3,619.6	$3,322.0
Other comprehensive income (loss):
Unrealized holding (losses) gains on marketable securities, net of tax of $0.6, $(2.7) and zero, respectively	(2.5)	9.7	0.4
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $(38.2), $14.0 and $1.0, respectively	136.0	(50.9)	(4.1)
Foreign currency translation adjustment	8.6	26.1	(11.4)
Total other comprehensive income (loss)	142.1	(15.1)	(15.1)
Comprehensive (loss) income	$(393.5)	$3,604.5	$3,306.9
The accompanying notes are an integral part of these consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Consolidated Balance Sheets
(in millions, except share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$4,569.6	$10,369.1
Marketable securities	1,546.3	849.2
Accounts receivable, net	1,609.4	1,563.4
Inventories	1,205.4	738.8
Prepaid expenses and other current assets	665.7	623.7
Total current assets	9,596.4	14,144.2
Property and equipment, net	1,227.8	1,159.3
Goodwill	1,088.0	1,088.0
Other intangible assets, net	825.9	839.9
Deferred tax assets	2,331.1	1,812.1
Operating lease assets	1,356.8	293.6
Long-term marketable securities	5,107.9	2,497.8
Other assets	999.3	895.3
Total assets	$22,533.2	$22,730.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$413.0	$364.9
Accrued expenses	2,788.6	2,655.3
Other current liabilities	363.0	527.2
Total current liabilities	3,564.6	3,547.4
Long-term operating lease liabilities	1,544.4	348.6
Long-term finance lease liabilities	112.8	376.1
Other long-term liabilities	901.8	877.7
Total liabilities	6,123.6	5,149.8
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 256,940,382 and 257,695,221 shares issued and outstanding, respectively	2.6	2.6
Additional paid-in capital	6,672.4	7,449.7
Accumulated other comprehensive income (loss)	127.8	(14.3)
Retained earnings	9,606.8	10,142.4
Total shareholders’ equity	16,409.6	17,580.4
Total liabilities and shareholders’ equity	$22,533.2	$22,730.2
The accompanying notes are an integral part of these consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Consolidated Statements of Shareholders’ Equity
(in millions)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2021	254.5	$2.5	$6,880.8	$15.9	$3,200.8	$10,100.0
Other comprehensive loss, net of tax	—	—	—	(15.1)	—	(15.1)
Net income	—	—	—	—	3,322.0	3,322.0
Common stock withheld for employee tax obligations	(0.7)	(0.0)	(172.0)	—	—	(172.0)
Issuance of common stock under benefit plans	3.2	0.1	187.3	—	—	187.4
Stock-based compensation expense	—	—	490.4	—	—	490.4
Balance at December 31, 2022	257.0	$2.6	$7,386.5	$0.8	$6,522.8	$13,912.7
Other comprehensive loss, net of tax	—	—	—	(15.1)	—	(15.1)
Net income	—	—	—	—	3,619.6	3,619.6
Repurchases of common stock	(1.3)	(0.0)	(427.6)	—	—	(427.6)
Common stock withheld for employee tax obligations	(0.7)	(0.0)	(226.1)	—	—	(226.1)
Issuance of common stock under benefit plans	2.7	0.0	133.4	—	—	133.4
Stock-based compensation expense	—	—	583.5	—	—	583.5
Balance at December 31, 2023	257.7	$2.6	$7,449.7	$(14.3)	$10,142.4	$17,580.4
Other comprehensive income, net of tax	—	—	—	142.1	—	142.1
Net loss	—	—	—	—	(535.6)	(535.6)
Repurchases of common stock	(2.7)	(0.0)	(1,194.9)	—	—	(1,194.9)
Common stock withheld for employee tax obligations	(0.9)	(0.0)	(405.0)	—	—	(405.0)
Issuance of common stock under benefit plans	2.8	0.0	113.5	—	—	113.5
Stock-based compensation expense	—	—	709.1	—	—	709.1
Balance at December 31, 2024	256.9	$2.6	$6,672.4	$127.8	$9,606.8	$16,409.6
The accompanying notes are an integral part of these consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(535.6)	$3,619.6	$3,322.0
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	698.5	581.2	491.3
Depreciation and amortization expenses	207.2	181.3	148.3
Deferred income taxes	(348.8)	(536.5)	(275.9)
Losses on equity securities	57.7	0.6	149.1
Decrease in fair value of contingent consideration	(0.5)	(51.6)	(57.5)
Other non-cash items, net	(56.3)	8.4	11.8
Changes in operating assets and liabilities:
Accounts receivable, net	(99.3)	(84.1)	(358.6)
Inventories	(517.3)	(322.9)	(136.4)
Prepaid expenses and other assets	(200.3)	(545.7)	(326.4)
Accounts payable	49.5	48.7	120.8
Accrued expenses	212.9	429.4	542.5
Other liabilities	39.7	208.9	498.9
Net cash (used in) provided by operating activities	(492.6)	3,537.3	4,129.9
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(7,438.2)	(3,786.5)	(692.7)
Sales and maturities of available-for-sale debt securities	4,465.6	839.1	920.0
Purchases of property and equipment	(297.7)	(200.4)	(204.7)
Sale of equity securities	—	95.1	—
Net payments related to finite-lived intangible assets	(187.7)	(58.0)	—
Acquisition of available-for-sale debt securities from Alpine Immune Sciences, Inc.	(258.0)	—	—
Payment to acquire ViaCyte, Inc., net of cash acquired	—	—	(295.9)
Other investing activities	(54.0)	(31.0)	(47.8)
Net cash used in investing activities	(3,770.0)	(3,141.7)	(321.1)
Cash flows from financing activities:
Issuances of common stock under benefit plans	114.6	134.6	186.3
Repurchases of common stock	(1,177.1)	(427.6)	—
Payments in connection with common stock withheld for employee tax obligations	(405.0)	(226.1)	(172.0)
Payments on finance leases	(33.6)	(44.9)	(85.5)
Other financing activities	6.2	1.8	3.5
Net cash used in financing activities	(1,494.9)	(562.2)	(67.7)
Effect of changes in exchange rates on cash	(42.6)	26.9	(29.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,800.1)	(139.7)	3,711.9
Cash, cash equivalents and restricted cash—beginning of period	10,372.3	10,512.0	6,800.1
Cash, cash equivalents and restricted cash—end of period	$4,572.2	$10,372.3	$10,512.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,082.1	$1,677.3	$1,057.8
Cash paid for interest	$30.5	$43.1	$52.3
Net payments due to CRISPR Therapeutics AG related to finite-lived intangible assets	$—	$180.0	$—
The accompanying notes are an integral part of these consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements

A.Nature of Business and Accounting Policies
Business
Vertex Pharmaceuticals Incorporated (“Vertex,” “we,” “us” or “our”) is a global biotechnology company that invests in scientific innovation to create transformative medicines for people with serious diseases, with a focus on specialty markets. We have seven approved medicines: five that treat the underlying cause of cystic fibrosis (“CF”), a life-threatening genetic disease, one that treats severe sickle cell disease (“SCD”) and transfusion dependent beta thalassemia (“TDT”), life shortening inherited blood disorders, and one that treats moderate-to-severe acute pain. Our pipeline includes clinical-stage programs in CF, SCD, beta thalassemia, acute and peripheral neuropathic pain, APOL1-mediated kidney disease, IgA nephropathy and other autoimmune renal diseases and cytopenias, type 1 diabetes (“T1D”), myotonic dystrophy type 1 (“DM1”), and autosomal dominant polycystic kidney disease.
Our marketed CF medicines are ALYFTREK (vanzacaftor/tezacaftor/deutivacaftor), which was approved by the U.S. Food and Drug Administration (the “FDA”) in December 2024, TRIKAFTA/KAFTRIO (elexacaftor/tezacaftor/ivacaftor and ivacaftor), SYMDEKO/SYMKEVI (tezacaftor/ivacaftor and ivacaftor), ORKAMBI (lumacaftor/ivacaftor) and KALYDECO (ivacaftor).
We have received approval to market CASGEVY (exagamglogene autotemcel), a gene-therapy, for the treatment of SCD or TDT in the United States (“U.S.”), the European Union (“E.U.”), the United Kingdom (“U.K.”), the Kingdom of Saudi Arabia, the Kingdom of Bahrain, the United Arab Emirates, Canada and Switzerland. CASGEVY was initially approved by the FDA in December 2023.
In January 2025, the FDA approved JOURNAVX (suzetrigine), our selective non-opioid NaV1.8 pain signal inhibitor, for the treatment of moderate-to-severe acute pain.
Basis of Presentation
The accompanying consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”), reflect the operations of Vertex and our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. We operate in one segment, pharmaceuticals. Please refer to Note Q, “Segment Information,” for enterprise-wide disclosures regarding our revenues, major customers, significant segment expenses, and long-lived assets by geographic area.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
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
Product Revenues, Net
We sell our products primarily to a limited number of specialty pharmacy and specialty distributors globally, as well as to retail pharmacies, hospitals and clinics internationally. Many of the international hospital and clinics are government-owned or supported. In the U.S., we also sell certain products to major wholesalers. Our customers in the U.S. subsequently resell our products to patients, health care providers, or authorized treatment centers (“ATCs”). In certain markets, we may sell CASGEVY directly to ATCs. Revenue recognition typically occurs upon delivery of our small molecule products, including our CF medicines, and upon infusion of our gene-therapy products, including CASGEVY.
Revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from (a) invoice discounts for prompt payment and distribution fees, (b) government and private payor rebates, chargebacks, discounts and fees, (c) product returns, and (d) other incentives for certain indirect customers, including costs of co-pay assistance programs for patients. Reserves are established for the estimates of variable consideration based on the amounts earned or to be claimed on the related sales. The reserves are classified as reductions to “Accounts receivable, net” if payable to a customer or “Accrued expenses” if payable to a third-party. Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in our net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.
Invoice Discounts and Distribution Fees: In the U.S., we may provide invoice discounts on product sales to our customers for prompt payment and pay distribution and administrative fees, such as fees for certain data that customers provide to us. These fees are based on a fixed percentage of sales. We estimate that, based on our experience, our customers will earn these discounts and fees, and deduct the full amount of these discounts and fees from our gross product revenues and accounts receivable at the time such revenues are recognized.
Rebates, Chargebacks, Discounts and Fees: We contract with government agencies and commercial payors (our “Third-party Payors”) so that products will be eligible for purchase by, or partial or full reimbursement from, such Third-party Payors. We estimate the rebates, chargebacks, discounts and fees we will provide to Third-party Payors and deduct these estimated amounts from our gross product revenues at the time the revenues are recognized. For each product, we estimate the aggregate rebates, chargebacks and discounts that we will provide to Third-party Payors based upon (i) our contracts with these Third-party Payors, (ii) the government-mandated discounts and fees applicable to government-funded programs, (iii) information obtained from our customers and other third-party data regarding the payor mix for such product and (iv) historical experience.
Product Returns: We typically permit returns if our product is damaged, defective, or otherwise cannot be used by our customer. However, our return policies vary by product and market. We record deductions from our gross product revenues for estimated sales returns in the period the related revenue is recognized and base our estimate for returns on historical experience and known or expected changes in the marketplace specific to each product.
Other Incentives: Other incentives that we offer include co-pay mitigation rebates that we provide in the U.S. to commercially insured patients who have coverage and who reside in states that permit co-pay mitigation programs. Based upon the terms of our co-pay mitigation programs, we estimate average co-pay mitigation amounts for each of our products to establish appropriate accruals.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
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
Our payment terms, which typically range from 30 to 150 days depending on the product and market, are consistent with prevailing market practice. We do not adjust our net product revenues for the effects of a significant financing component for transactions where we expect, at contract inception, the period between our customer obtaining control of our product and when we receive payment to be one year or less.
We exclude taxes collected from customers relating to product sales and remitted to governmental authorities from revenues.
Contract Liabilities
We had contract liabilities of $206.8 million and $170.3 million as of December 31, 2024 and 2023, respectively, primarily related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement we can receive for our CF products. Upon exceeding the annual reimbursement amount provided by the customer’s contract with us, our CF products are provided free of charge, which is a material right. These contracts include upfront payments and fees. If we estimate that we will exceed the annual reimbursement amount under a contract, we defer a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” Once the reimbursement limit has been reached, we recognize the deferred amount as revenue when we deliver the free products. Our CF product revenue contracts include performance obligations that are one year or less.
Our contract liabilities at the end of each fiscal year relate to contracts with CF annual reimbursement limits in international markets in which the annual period associated with the contract is not the same as our fiscal year. In these markets we recognize revenues related to performance obligations satisfied in previous years; however, these revenues do not relate to any performance obligations that were satisfied more than 12 months prior to the beginning of the current year. During the years ended December 31, 2024, 2023 and 2022, we recorded $170.3 million, $159.6 million and $171.7 million, respectively, of CF product revenues that were recorded as contract liabilities at the beginning of the year.
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
We are also subject to credit risk from our accounts receivable related to our product sales and collaborators. We evaluate the creditworthiness of each of our customers and have determined that all our material customers are creditworthy. To date, we have not experienced significant losses with respect to the collection of our accounts receivable. We believe that our allowances, which are not significant to our consolidated financial statements, are adequate at December 31, 2024. Please refer to Note Q, “Segment Information,” for further information.
Cash and Cash Equivalents
We consider all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
Marketable Securities
As of December 31, 2024, our marketable securities consisted of investments in available-for-sale debt securities and corporate equity securities with readily determinable fair values. We classify marketable securities with current maturities of less than one year as current assets on our consolidated balance sheets. The remainder of our marketable securities are classified as long-term assets within “Long-term marketable securities” on our consolidated balance sheets. The fair value of these securities is based on quoted prices for identical or similar assets.
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
We record changes in the fair value of our investments in corporate equity securities to “Other expense, net” in our consolidated statements of income. Realized gains and losses, which are also included in “Other expense, net,” are determined on an original weighted-average cost basis.
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
We provide to employees who have rendered a certain number of years of service to Vertex and meet certain age requirements, partial or full acceleration of vesting of these equity awards, subject to certain conditions including a notification period, upon a termination of employment other than for cause. Approximately 5% of our employees were eligible for partial or full acceleration of any of their equity awards as of December 31, 2024. We recognize stock-based compensation expense related to these awards over a service period reflecting qualified employees’ eligibility for partial or full acceleration of vesting.
Please refer to Note N, “Stock-based Compensation Expense,” for tables displaying our stock-based compensation expense by type of award and by line item within our consolidated statements of income.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
Cost of Sales
Our cost of sales primarily includes royalty expenses, cost of product sales, intangible asset amortization expenses, and other items related to our manufacturing processes, adjusted by CRISPR Therapeutics AG’s (“CRISPR”) share of the net commercial profits or losses for CASGEVY. Please refer to Note B, “Collaboration, License and Other Arrangements,” for further information on our royalties related to our CF products and our agreements with CRISPR related to the treatment of net commercial profits or losses for CASGEVY.
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
Acquired In-process Research and Development Expenses
Our research and development activities include upfront, contingent milestone, and other payments pursuant to our business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions. In-process research and development that is acquired in a transaction that does not qualify as a business combination under U.S. GAAP and that does not have an alternative future use is recorded to “Acquired in-process research and development expenses” (“AIPR&D”) in our consolidated statements of income in the period in which it is acquired.
In transactions that do not qualify as a business combination, we present the cost to acquire AIPR&D within our "Cash flows from operating activities" in our consolidated statements of cash flows.
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
We capitalize inventories prior to regulatory approval when we consider the related product candidate to have a high likelihood of regulatory approval and expect to recover the related costs. In making this determination, we evaluate, among other factors, the status of regulatory submissions and communications with regulatory authorities, information regarding the product candidate’s safety and efficacy, and the outlook for commercial sales, including the existence of any competition.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
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
For our real estate leases, we account for lease and fixed non-lease components together as a single lease component. For our embedded leases with contract manufacturing organizations, we account for the lease component separately from the non-lease components. Variable lease payments are expensed as incurred. If a lease includes an option to extend or terminate the lease, we reflect the option in the lease term if it is reasonably certain we will exercise the option.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
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
Finite-lived Intangible Assets
We record finite-lived intangible assets at cost, net of accumulated amortization, on our consolidated balance sheets as “Other intangible assets, net.” Most of these assets relates to our marketed products and may include, among other things,

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
completed research and development projects that were previously reflected on our consolidated balance sheets as in-process research and development assets, or rights to developed technology associated with in-licenses, regulatory approval milestones due to our collaborators, or other payments. We amortize our finite-lived intangible assets related to our marketed products using the straight-line method within “Cost of sales” over the remaining estimated life of the assets beginning in the period in which regulatory approval is achieved or the assets are acquired and continuing through the period that we no longer have either exclusive rights to market the products associated with the assets or in-license rights to the intellectual property underlying the assets.
We test our finite-lived intangible assets for impairment if indicators are present or changes in circumstances suggest that the carrying value of the assets may not be recoverable. If we determine that the carrying value of a finite-lived intangible asset may not be recoverable, we compare the carrying value of the asset’s group to the undiscounted cash flows that we expect the asset group to generate. When we determine that a finite-lived intangible asset has become impaired, we write down the carrying value of the asset to its fair value and record an impairment charge in the period in which the impairment occurs.
Goodwill
The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment by reporting unit on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist. As noted in Basis of Presentation above, we have one operating segment, pharmaceuticals, which is our only reporting unit.
Hedging Activities
We recognize the fair value of our foreign currency forward contracts that are designated and qualify as hedging instruments pursuant to U.S. GAAP as either assets or liabilities on our consolidated balance sheets. Changes in the fair value of these instruments are recorded each period in “Accumulated other comprehensive income (loss)” as unrealized gains and losses until the forecasted underlying transaction occurs. Unrealized gains and losses on these foreign currency forward contracts are included in “Prepaid expenses and other current assets” or “Other assets,” and “Other current liabilities” or “Other long-term liabilities,” respectively, on our consolidated balance sheets depending on the remaining period until their contractual maturity. Realized gains and losses for the effective portion of such contracts are recognized in “Product revenues, net” in our consolidated statement of income in the same period that we recognize the product revenues that were impacted by the hedged foreign exchange rate changes. We classify the cash flows from hedging instruments in the same category as the cash flows from the hedged items.
Certain of our hedging instruments are subject to master netting arrangements to reduce the risk arising from such transactions with our counterparties. We present unrealized gains and losses on our foreign currency forward contracts on a gross basis within our consolidated balance sheets.
We also enter into foreign currency forward contracts, typically with contractual maturities of approximately one month designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities including intercompany balances. These contracts are not designated as hedging instruments pursuant to U.S. GAAP. Realized gains and losses for such contracts are recognized in “Other expense, net” in our consolidated statements of income each period.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which includes foreign currency translation adjustments and unrealized gains and losses on foreign currency forward contracts and our available-for-sale debt securities. For purposes of comprehensive income disclosures, we record provisions for or benefits from income taxes related to the unrealized gains and losses on foreign currency forward contracts and our available-for-sale debt securities. We record provisions for or benefits from income taxes related to our cumulative translation adjustment only for those undistributed earnings in our foreign subsidiaries that we do not intend to permanently reinvest.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
Foreign Currency Translation and Transactions
The majority of our operations occur in entities that have the U.S. dollar denominated as their functional currency. The assets and liabilities of our entities with functional currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at the end of the year. Revenue and expense amounts for these entities are translated using the average exchange rates for the period. Changes resulting from foreign currency translation are included in “Accumulated other comprehensive income (loss).” Net foreign currency exchange transaction losses, which are included in “Other expense, net” on our consolidated statements of income, were $27.3 million, $24.6 million and $15.1 million for 2024, 2023 and 2022, respectively. These net foreign currency exchange losses are presented net of the impact of the foreign currency forward contracts designed to mitigate their effect on our consolidated statements of income.
Share Repurchase Programs
Repurchases of our common stock are recorded as reductions to “Common Stock” and “Additional paid-in capital” pursuant to our established accounting policy. Repurchases in excess of the par value will be recorded as reductions to “Retained earnings” in the event that “Additional paid-in capital” is reduced to zero.
Net Income (Loss) Per Common Share
Basic net income (loss) per common share is based upon the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share utilizing the treasury-stock method is based upon the weighted-average number of common shares outstanding during the period plus additional weighted-average common equivalent shares outstanding during the period when the effect is dilutive. Potentially dilutive shares result from the assumed (i) vesting of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”), and (ii) exercise of outstanding stock options. The proceeds of such vestings or exercises are assumed to have been used to repurchase outstanding stock using the treasury-stock method.
Recently Adopted Accounting Standards
Segment Reporting
In 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose significant segment expenses and other segment items. ASU 2023-07 also requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. ASU 2023-07 became effective for the annual period starting on January 1, 2024, and for the interim periods starting on January 1, 2025. We have disclosed significant segment expenses, other segment items, and our measure of segment profit or loss in Note Q, “Segment Information.”
Recently Issued Accounting Standards
Income Tax Disclosures
In 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 becomes effective for the annual period starting on January 1, 2025. We anticipate that the adoption of ASU 2023-09 will expand our income tax footnote disclosures, including a more detailed effective tax rate reconciliation.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
Disaggregation of Income Statement Expenses
In 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities, among other items, to disclose in a tabular format, on an annual and interim basis, purchases of inventory, employee compensation, depreciation, intangible asset amortization and depletion for each income statement line item that contains those expenses. ASU 2024-03 becomes effective for the annual period starting on January 1, 2027 and interim periods starting on January 1, 2028. We are in the process of analyzing the impact that the adoption of ASU 2024-03 will have on our disclosures.

B.Collaboration, License and Other Arrangements
We have entered into numerous business development agreements with third parties to collaborate on research, development and commercialization programs, license technologies, or acquire assets. Our AIPR&D included $4.6 billion, $527.1 million and $115.5 million in 2024, 2023 and 2022, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including asset acquisitions, collaborations, and licenses of third-party technologies. In 2024, our AIPR&D included $4.4 billion associated with our asset acquisition of Alpine Immune Sciences, Inc. (“Alpine”) as discussed below.
Asset Acquisitions
Alpine Immune Sciences, Inc. - povetacicept
On May 20, 2024, we acquired all of the issued and outstanding shares of common stock of Alpine, a publicly traded biotechnology company focused on discovering and developing innovative, protein-based immunotherapies for approximately $5.0 billion in cash. We funded the Alpine acquisition with our cash and cash equivalents.
Alpine’s lead molecule, povetacicept, is a highly potent and effective dual antagonist of B cell activating factor (“BAFF”) and a proliferation-inducing ligand (“APRIL”). As of the acquisition date, povetacicept was in Phase 2 development and had shown potential best-in-class efficacy in IgA nephropathy (“IgAN”), a serious, progressive, autoimmune disease of the kidney that can lead to end-stage-renal disease. Due to its mechanism of action as a dual BAFF/APRIL antagonist, povetacicept also holds the potential to benefit patients with other serious autoimmune diseases of the kidney, such as membranous nephropathy and lupus nephritis. We accounted for the Alpine transaction as an asset acquisition because povetacicept represented substantially all of the fair value of the gross assets that we acquired. As a result, $4.4 billion of fair value attributed to povetacicept was expensed to AIPR&D in 2024.
We paid total cash of $5.0 billion at the acquisition date, which included $4.8 billion to acquire Alpine and $197.6 million for cash-settled unvested Alpine equity awards. The $197.6 million represented post-acquisition expense, which was recorded as $165.0 million of “Research and development expenses” and $32.6 million of “Selling, general and administrative expenses.”

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
Septerna, Inc. - Novel G Protein-coupled Receptor Program
In 2023, pursuant to an asset purchase agreement, we acquired a novel G protein-coupled receptor (“GPCR”) program from Septerna, Inc. We determined that substantially all the fair value acquired was concentrated in the GPCR in-process research and development asset, which did not constitute a business, and for which we determined there was no alternative future use. As a result, we recorded $47.5 million to AIPR&D in 2023.
Catalyst Biosciences, Inc. - Complement 3 Degrader Program
In 2022, pursuant to an asset purchase agreement, we acquired from Catalyst Biosciences, Inc.’s a portfolio of protease medicines that target the complement system and related intellectual property, including CB 2782-PEG, which is a pre-clinical complement component 3 degrader program for geographic atrophy in dry age-related macular degeneration. We determined that substantially all the fair value acquired was concentrated in the CB-2782 PEG in-process research and development assets, which did not constitute a business, and for which we determined there was no alternative future use. As a result, we recorded our $60.0 million upfront payment to AIPR&D in 2022.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
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
CRISPR Therapeutics AG
CRISPR-Cas9 Gene-editing Therapies Agreements
In 2015, we entered into a strategic collaboration, option and license agreement (the “CRISPR Agreement”) with CRISPR and its affiliates to collaborate on the discovery and development of potential new treatments aimed at the underlying genetic causes of human diseases using CRISPR-Cas9 gene-editing technology. We had the exclusive right to license certain targets. In 2019, we elected to exclusively license three targets, including CF, pursuant to the CRISPR Agreement. For each of the three targets that we elected to license, CRISPR has the potential to receive up to an additional $410.0 million in development, regulatory and commercial milestones as well as royalties on resulting net product sales.
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
CASGEVY was approved by the FDA in December 2023 for the treatment of SCD. In connection with this approval, we made a $200.0 million milestone payment to CRISPR in January 2024, which we accrued to “Other current liabilities” and recorded within “Other intangible assets, net” on our consolidated balance sheet as of December 31, 2023. Please refer to Note J, “Goodwill and Other Intangible Assets,” for further information. Subsequent to receiving marketing approval for CASGEVY, we continue to lead the research and development activities under the CRISPR JDCA, subject to CRISPR’s reserved right to conduct certain activities. We are reimbursed by CRISPR for its 40% share of these research and development activities, subject to certain adjustments, and we record this reimbursement from CRISPR as a credit within “Research and development expenses.” We also share with CRISPR 40% of the net commercial profits or losses incurred with respect to CASGEVY, subject to certain adjustments, which is recorded to “Cost of sales.” The net commercial profits or losses equal the sum of the product revenues, cost of sales and selling, general and administrative expenses that we have recognized related to the CRISPR JDCA. In 2024, we recognized net reimbursements from CRISPR pursuant to the CRISPR JDCA as credits to “Cost of sales” of $73.5 million related to CRISPR’s share of the CRISPR JDCA’s net commercial loss, and to “Research and development expenses” of $31.6 million, related to CRISPR’s share of the CRISPR JDCA’s research and development activities.
Prior to receiving marketing approval from the FDA for CASGEVY in December 2023, we accounted for the CRISPR JDCA as a cost-sharing arrangement, with costs incurred related to CASGEVY allocated 60% to us and 40% to CRISPR, subject to certain adjustments. In 2023 and 2022, we recognized net reimbursements from CRISPR as credits to “Research and development expenses” of $61.9 million and $30.5 million, respectively, and to “Selling, general and administrative expenses” of $32.0 million and $24.2 million, respectively, related to CRISPR’s share of the CRISPR JDCA’s operating expenses.
CRISPR-Cas9 Gene-editing Hypoimmune Cell Therapies Agreement
In 2023, we entered into a non-exclusive license agreement (the “CRISPR T1D Agreement”) for the use of CRISPR’s CRISPR-Cas9 gene-editing technology to accelerate the development of our hypoimmune cell therapies for T1D. Pursuant to the CRISPR T1D Agreement, we made a $100.0 million upfront payment to CRISPR, and we determined that substantially all the fair value of our upfront payment was attributable to in-process research and development, for which there is no alternative future use, and that no substantive processes were acquired that would constitute a business. In the second quarter

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
of 2023, we achieved a research milestone that resulted in a $70.0 million payment to CRISPR. We recorded the upfront payment and the research milestone, totaling $170.0 million, to AIPR&D in 2023. In 2024, we achieved additional research milestone totaling $35.0 million, which were recorded to AIPR&D. CRISPR is eligible to receive up to an additional $125.0 million in research, development, regulatory and commercial milestones, as well as royalties on resulting net product sales.
Orna Therapeutics
In December 2024, we entered into a strategic collaboration and license agreement (the “Orna Agreement”) with Orna Therapeutics (“Orna”) to utilize Orna’s novel and proprietary lipid nanoparticle delivery solutions to enhance our efforts in developing next generation gene-editing therapies for patients with SCD and TDT. Under the terms of the agreement, we made a $40.0 million upfront payment to Orna and paid an additional $25.0 million for a convertible promissory note in connection with the agreement. Orna is eligible to receive up to $635.0 million in research, development, regulatory and commercial milestones for SCD or TDT products that may result from the collaboration agreement. Orna is also eligible to receive up to $365.0 million in option and milestone payments for each additional indication that we elect to license pursuant to the Orna Agreement. Orna will also receive royalties on net product sales for SCD and TDT and each additional indication we license pursuant to the Orna Agreement. We determined that substantially all the fair value of the upfront payment was attributable to in-process research and development, for which there was no alternative future use and that no substantive processes were acquired that would constitute a business. As a result, we recorded the upfront payment to AIPR&D. We recorded the convertible promissory note at amortized cost within “Other assets” after concluding that its fair value approximated its contractual value.
Entrada Therapeutics, Inc.
In 2023, we closed a strategic collaboration and license agreement (the “Entrada Agreement”) with Entrada Therapeutics, Inc. (“Entrada”) focused on discovering and developing intracellular therapeutics for DM1. Upon closing, we made an upfront payment of $225.1 million to Entrada, and purchased $24.9 million of Entrada’s common stock in connection with the Entrada Agreement. We determined that substantially all the fair value of our upfront payment was attributable to in-process research and development, for which there was no alternative future use, and that no substantive processes were acquired that would constitute a business. In 2024 and 2023, Entrada also earned milestones of $75.0 million and $17.5 million, respectively. As a result, we recorded $75.0 million and $242.6 million in total to AIPR&D in 2024 and 2023, respectively. We recorded the investment in Entrada’s common stock at fair value on our consolidated balance sheet within “Marketable securities.” Entrada is eligible to receive up to an additional $335.0 million in research, development, regulatory and commercial milestones for any products that may result from the Entrada Agreement, as well as royalties on resulting net product sales.
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
Additional In-License Agreements and Other Arrangements
In addition to the agreements described above, we recorded upfront, option and milestone payments totaling $55.2 million in 2024, $67.0 million in 2023 and $55.5 million in 2022 to AIPR&D related to additional in-license agreements and other business development transactions that we do not consider to be individually significant to our consolidated financial statements. For each of these transactions, we determined that substantially all the fair value of the consideration for each individual agreement was attributable to in-process research and development, for which we did not have any alternative future use, and no substantive processes were acquired that would constitute a business.
Please refer to Note D, “Fair Value Measurements,” and Note E, “Marketable Securities and Equity Investments,” for further information regarding our investments in our collaborators.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
Editas Medicine, Inc.
In December 2023, we entered into a sublicense agreement (the “Editas Agreement”) with Editas Medicine, Inc. (“Editas”) to obtain a non-exclusive license for Editas CRISPR/Cas9 gene-editing technology related to SCD and TDT, including CASGEVY. Pursuant to the Editas Agreement, we made a $50.0 million upfront payment to Editas and Editas is eligible to receive an additional $50.0 million license payment upon the resolution of certain contingencies related to Editas’ license to the technology. Editas is also eligible to receive commercial milestones based on certain annual CASGEVY sales thresholds. Pursuant to the CRISPR JDCA described above, CRISPR reimbursed us for 40%, or $20.0 million, of the upfront payment, and would also reimburse us for 40% of the additional contingent $50.0 million license payment, subject to certain adjustments. We recorded the net $30.0 million upfront payment related to our sublicense for Editas’ developed technology to “Other intangible assets, net” on our consolidated balance sheet as of December 31, 2023.
Out-license Agreements
We have entered into licensing agreements pursuant to which we have out-licensed rights to certain product candidates to third-party collaborators. Pursuant to these out-license agreements, our collaborators may become responsible for all costs related to the continued development of such product candidates and obtain development and commercialization rights to these product candidates, either globally or within certain geographic regions. Depending on the terms of the agreements, our collaborators may be required to make upfront payments, milestone payments upon the achievement of certain product research, development and regulatory objectives and may also be required to pay royalties on future sales, if any, of commercial products resulting from the collaboration. The termination provisions associated with these collaborations are generally the same as those described above related to our in-license agreements.
Zai Lab Limited
In January 2025, we entered into a collaboration agreement with Zai Lab Limited (“Zai”) for the development and commercialization of povetacicept in mainland China, Hong Kong SAR, Macau SAR, Taiwan region and Singapore. Under this collaboration, Zai will help advance the povetacicept clinical trials and make the regulatory submissions in the licensed territories. Zai will also be responsible for commercialization activities in the licensed territories, if povetacicept becomes an approved product. Under the terms of the agreement, we will receive a $10.0 million upfront payment in the first quarter of 2025, as well as certain regulatory milestone payments and tiered royalties, on future net sales of povetacicept in the region of focus for Zai.
Cystic Fibrosis Foundation
In 2004, we entered into a collaboration agreement with the Cystic Fibrosis Foundation, as successor in interest to the Cystic Fibrosis Foundation Therapeutics, Inc., to support research and development activities. Pursuant to the collaboration agreement, as amended, we have agreed to pay tiered royalties ranging from single digits to sub-teens on covered compounds first synthesized and/or tested during a research term on or before February 28, 2014, including ivacaftor, lumacaftor and tezacaftor and royalties ranging from low-single digits to mid-single digits on net sales of certain compounds first synthesized and/or tested between March 1, 2014 and August 31, 2016, including elexacaftor. We do not have any royalty obligations on compounds first synthesized and tested on or after September 1, 2016. For combination products, such as ORKAMBI, SYMDEKO/SYMKEVI, TRIKAFTA/KAFTRIO, and ALYFTREK sales are allocated equally to each of the active pharmaceutical ingredients in the combination product, and royalties are then paid for any royalty-bearing components included in the combination. We record expenses related to these royalty obligations to “Cost of sales.”

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
C.Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) income per common share for the periods ended:

	Year ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
Net (loss) income	$(535.6)	$3,619.6	$3,322.0

Basic weighted-average common shares outstanding	257.9	257.7	256.1
Effect of potentially dilutive securities:
Restricted stock units (including PSUs)	—	1.6	1.6
Stock options	—	1.2	1.4
Employee stock purchase program	—	0.0	0.0
Diluted weighted-average common shares outstanding	257.9	260.5	259.1

Basic net (loss) income per common share	$(2.08)	$14.05	$12.97
Diluted net (loss) income per common share	$(2.08)	$13.89	$12.82
We did not include the securities in the following table in the computation of the diluted net (loss) income per common share because the effect would have been anti-dilutive during each period:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Unvested restricted stock units (including PSUs)	0.8	0.1	0.2
Stock options	0.4	0.0	0.0
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
The following tables set forth our financial assets and liabilities subject to fair value measurements by level within the fair value hierarchy:

	As of December 31, 2024				As of December 31, 2023
		Fair Value Hierarchy				Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)
Financial instruments carried at fair value (asset positions):
Cash equivalents	$1,687.1	$613.3	$1,073.8	$—	$7,033.9	$5,397.3	$1,636.6	$—
Marketable securities:
Corporate equity securities	36.6	36.6	—	—	46.0	46.0	—	—
U.S. Treasury securities	1,602.0	1,566.8	35.2	—	546.5	546.5	—	—
U.S. government agency securities	240.5	—	240.5	—	425.2	—	425.2	—
Asset-backed securities	1,244.2	—	1,244.2	—	306.0	—	306.0	—
Certificates of deposit	—	—	—	—	33.7	—	33.7	—
Corporate debt securities	3,525.9	—	3,525.9	—	1,802.8	—	1,802.8	—
Commercial paper	5.0	—	5.0	—	186.8	—	186.8	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	130.1	—	130.1	—	1.8	—	1.8	—
Other assets:
Foreign currency forward contracts	12.4	—	12.4	—	—	—	—	—
Total financial assets	$8,483.8	$2,216.7	$6,267.1	$—	$10,382.7	$5,989.8	$4,392.9	$—

Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$—	$—	$—	$—	$(33.7)	$—	$(33.7)	$—
Other long-term liabilities:
Contingent consideration	(76.9)	—	—	(76.9)	(77.4)	—	—	(77.4)
Total financial liabilities	$(76.9)	$—	$—	$(76.9)	$(111.1)	$—	$(33.7)	$(77.4)
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
As of December 31, 2024, one of our investments in publicly traded corporate equity securities was subject to a contractual sales restriction with a total fair value of $14.0 million, which expired in February 2025.
Please refer to Note E, “Marketable Securities and Equity Investments,” for further information on these investments.
Fair Value of Contingent Consideration
In 2019, we acquired Exonics Therapeutics, Inc. (“Exonics”), a privately held company focused on creating transformative gene-editing therapies to repair mutations that cause Duchenne muscular dystrophy and other severe neuromuscular diseases, including DM1. Our Level 3 contingent consideration liabilities are related to $678.3 million of development and regulatory milestones potentially payable to former Exonics equity holders. We base our estimates of the probability of achieving the milestones relevant to the fair value of contingent payments on industry data attributable to gene therapies and our knowledge of the progress and viability of the programs. The discount rates used in the valuation model for

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
contingent payments, which were between 4.9% and 5.1% as of December 31, 2024, represent a measure of credit risk and market risk associated with settling the liabilities.
The following table represents a rollforward of the fair value of our contingent consideration liabilities:

Year Ended December 31, 2024
(in millions)
Balance at December 31, 2023	$77.4
Decrease in fair value of contingent payments	(0.5)
Balance at December 31, 2024	$76.9
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
E.Marketable Securities and Equity Investments
A summary of our cash equivalents and marketable securities, which are recorded at fair value, is shown below:

	As of December 31, 2024				As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in millions)
Cash equivalents	$1,687.1	$—	$—	$1,687.1	$7,033.9	$—	$—	$7,033.9
Marketable securities:
U.S. Treasury securities	$1,603.9	$3.6	$(5.5)	$1,602.0	$544.5	$3.0	$(1.0)	$546.5
U.S. government agency securities	240.5	0.5	(0.5)	240.5	424.8	0.9	(0.5)	425.2
Asset-backed securities	1,239.6	5.1	(0.5)	1,244.2	304.9	1.4	(0.3)	306.0
Certificates of deposit	—	—	—	—	33.7	0.0	(0.0)	33.7
Corporate debt securities	3,519.4	10.6	(4.1)	3,525.9	1,794.0	10.5	(1.7)	1,802.8
Commercial paper	5.0	0.0	(0.0)	5.0	186.8	0.1	(0.1)	186.8
Total marketable available-for-sale debt securities	6,608.4	19.8	(10.6)	6,617.6	3,288.7	15.9	(3.6)	3,301.0
Corporate equity securities	72.1	3.0	(38.5)	36.6	72.1	—	(26.1)	46.0
Total marketable securities	6,680.5	22.8	(49.1)	6,654.2	3,360.8	15.9	(29.7)	3,347.0
Total cash equivalents and marketable securities	$8,367.6	$22.8	$(49.1)	$8,341.3	$10,394.7	$15.9	$(29.7)	$10,380.9
Amounts in the table above at fair value were classified on our consolidated balance sheets as follows:

	December 31,
	2024	2023
	(in millions)
Cash and cash equivalents	$1,687.1	$7,033.9
Marketable securities	1,546.3	849.2
Long-term marketable securities	5,107.9	2,497.8
Total	$8,341.3	$10,380.9
Marketable available-for-sale debt securities by contractual maturity were as follows:

	December 31,
	2024	2023
	(in millions)
Matures within one year	$1,509.7	$803.2
Matures after one year through five years	5,034.4	2,495.6
Matures after five years	73.5	2.2
Total	$6,617.6	$3,301.0
We did not record any allowances for credit losses to adjust the fair value of our marketable available-for-sale debt securities in 2024, 2023 or 2022. Additionally, we did not record any realized gains or losses that were material to our consolidated statements of income in 2024, 2023 or 2022. As of December 31, 2024, we held marketable available-for-sale debt securities with a total fair value of $2.2 billion that were in unrealized loss positions totaling $10.6 million. Included in this amount were marketable available-for sale debt securities with a total fair value of $19.1 million and total unrealized loss of $0.1 million that had been in unrealized loss positions for greater than twelve months. We intend to hold these investments until maturity and do not expect to incur realized losses on these investments when they mature.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
We record changes in the fair value of our investments in corporate equity securities to “Other expense, net” in our consolidated statements of income. During the three years ended December 31, 2024, our net unrealized losses on corporate equity securities with readily determinable fair values held at the conclusion of each period were as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Net unrealized losses	$(9.5)	$(7.5)	$(149.1)
In 2023, we received proceeds of $95.1 million related to the sale of the common stock of a publicly traded company, which had a total original cost basis of $57.3 million. In 2024 and 2022, we did not sell any common stock of publicly traded companies.
As of December 31, 2024, the carrying value of our equity investments without readily determinable fair values, which are recorded in “Other assets” on our consolidated balance sheets, was $64.8 million. During 2024, we reduced the carrying value of our equity investments without readily determinable fair values by $48.2 million based on observable changes in price.

F.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available-For-Sale Debt Securities	On Foreign Currency Forward Contracts	Total
	(in millions)
Balance at December 31, 2021	$(13.6)	$(0.5)	$30.0	$15.9
Other comprehensive (loss) income before reclassifications	(11.4)	(3.3)	138.9	124.2
Amounts reclassified from accumulated other comprehensive income (loss)		3.7	(143.0)	(139.3)
Net current period other comprehensive (loss) income	(11.4)	0.4	(4.1)	(15.1)
Balance at December 31, 2022	$(25.0)	$(0.1)	$25.9	$0.8
Other comprehensive income (loss) before reclassifications	26.1	9.7	(27.2)	8.6
Amounts reclassified from accumulated other comprehensive income (loss)			(23.7)	(23.7)
Net current period other comprehensive income (loss)	26.1	9.7	(50.9)	(15.1)
Balance at December 31, 2023	$1.1	$9.6	$(25.0)	$(14.3)
Other comprehensive income (loss) before reclassifications	8.6	(4.4)	163.8	168.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	1.9	(27.8)	(25.9)
Net current period other comprehensive income (loss)	8.6	(2.5)	136.0	142.1
Balance at December 31, 2024	$9.7	$7.1	$111.0	$127.8

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

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
We formally document the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as our risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we were to determine that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of December 31, 2024, all hedges were determined to be highly effective.
We consider the impact of our counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of December 31, 2024 and December 31, 2023, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the notional amount in U.S. dollars of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP:

	As of December 31,
	2024	2023
Foreign Currency	(in millions)
Euro	$1,977.4	$1,720.6
Canadian dollar	322.0	229.5
British pound sterling	301.7	225.0
Australian dollar	179.2	153.3
Swiss Franc	79.7	63.9
Total foreign currency forward contracts	$2,860.0	$2,392.3
Foreign currency forward contracts - Not designated as hedging instruments
We also enter into foreign currency forward contracts, typically with contractual maturities of approximately one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under U.S. GAAP. We recognize realized gains and losses for such contracts in “Other expense, net” in our consolidated statements of income each period. As of December 31, 2024, the notional amount of our outstanding foreign currency forward contracts where hedge accounting under U.S. GAAP is not applied was $367.0 million.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
During the three years ended December 31, 2024, we recognized the following related to foreign currency forward contracts in our consolidated statements of income:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$35.7	$30.2	$182.5
Not designated as hedging instruments
Other income (expense), net	$11.7	$4.4	$(9.9)

Total reported in the Consolidated Statements of Income
Product revenues, net	$11,020.1	$9,869.2	$8,930.7
Other expense, net	$(86.1)	$(22.8)	$(164.8)
The following table summarizes the fair value of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP included on our consolidated balance sheets:

As of December 31, 2024
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in millions)
Prepaid expenses and other current assets	$130.1	Other current liabilities	$—
Other assets	12.4	Other long-term liabilities	—
Total assets	$142.5	Total liabilities	$—

As of December 31, 2023
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value
(in millions)
Prepaid expenses and other current assets	$1.8	Other current liabilities	$(33.7)
As of December 31, 2024, we expect the amounts that are related to foreign exchange forward contracts designated as cash flow hedges under U.S. GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
As discussed in “Note A, “Nature of Business and Accounting Policies,” we present the fair value of our foreign currency forward contracts on a gross basis within our consolidated balance sheets. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under U.S. GAAP on our consolidated balance sheets:

As of December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in millions)
Total assets	$142.5	$—	$142.5	$—	$142.5
Total liabilities	—	—	—	—	—

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset
Foreign currency forward contracts	(in millions)
Total assets	$1.8	$—	$1.8	$(1.8)	$—
Total liabilities	(33.7)	—	(33.7)	1.8	(31.9)

H.Inventories
“Inventories” consisted of the following:

	As of December 31,
	2024	2023
	(in millions)
Raw materials	$252.0	$78.7
Work-in-process	768.8	525.1
Finished goods	184.6	135.0
Total	$1,205.4	$738.8
During the first quarter of 2024, following positive results for our Phase 3 trials related to JOURNAVX, we began capitalizing inventories produced in preparation for our planned product launch. As of December 31, 2024, we had $204.6 million of JOURNAVX inventories capitalized. In January 2025, we received approval from the FDA to market JOURNAVX in the U.S. Prior to 2024, we expensed inventoriable and related costs associated with JOURNAVX as “Research and development expenses.”

I.Property and Equipment
“Property and equipment, net” consisted of the following:

	As of December 31,
	2024	2023
	(in millions)
Buildings and improvements	$461.2	$928.6
Laboratory equipment, other equipment and furniture	684.5	579.1
Leasehold improvements	737.6	474.6
Computers and software	376.2	332.8
Land	33.1	33.1
Total property and equipment, gross	2,292.6	2,348.2
Less: accumulated depreciation	(1,064.8)	(1,188.9)
Total property and equipment, net	$1,227.8	$1,159.3
During 2024, we amended the leases associated with our corporate headquarters, resulting in a change to our accounting classification for the leases from finance leases to operating leases. The decrease in “Buildings and Improvements” in the table above is primarily attributable to these amendments. Please refer to Note L, “Leases,” for further information.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
We recorded depreciation expense of $160.4 million, $167.8 million and $148.3 million in 2024, 2023 and 2022, respectively, which includes our finance lease amortization.

J.Goodwill and Other Intangible Assets
Intangible Assets
“Other intangible assets, net” consisted of the following:

		As of December 31, 2024			As of December 31, 2023
	Estimated Useful lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions, except useful lives)
In-process research and development	Indefinite	$603.6	$—	$603.6	$603.6	$—	$603.6
Finite-lived intangible assets - marketed products	10 to 12 yrs.	238.0	(21.9)	216.1	238.0	(1.7)	236.3
Finite-lived intangible assets - assembled workforce	3 yrs.	7.7	(1.5)	6.2	—	—	$—
Total other intangible assets, net		$849.3	$(23.4)	$825.9	$841.6	$(1.7)	$839.9
In 2023, we recorded a total of $238.0 million of finite-lived intangible assets following the regulatory approval of CASGEVY in several markets, which we are amortizing on a straight-line basis over the longer of the last underlying patents to expire or the period that we have exclusive rights to market CASGEVY. We recorded intangible asset amortization expense of $20.2 million and $1.7 million to “Cost of sales” related to these assets in in 2024 and 2023, respectively.
As of December 31, 2024, the estimated future amortization of our finite-lived intangible assets was as follows:

Year	Estimated Amortization Expense
(in millions)
2025	$22.7
2026	$22.7
2027	$21.3
2028	$20.2
2029	$20.2
In 2022, we recorded a $13.0 million impairment of an in-process research and development intangible asset to “Research and development expenses” due to a decision to revise the scope of certain acquired gene-editing programs.
Goodwill
As of December 31, 2024 and 2023, we had goodwill of $1.1 billion on our consolidated balance sheets.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
K.Additional Balance Sheet & Cash Flow Information
“Prepaid expenses and other current assets” consisted of the following:

	As of December 31,
	2024	2023
	(in millions)
Tax-related prepaid and receivables	$357.0	$429.0
Prepaid expenses	102.2	108.6
Fair value of cash flow hedges	130.1	1.8
Other	76.4	84.3
Total	$665.7	$623.7
“Accrued expenses” consisted of the following:

	As of December 31,
	2024	2023
	(in millions)
Product revenue accruals	$1,618.9	$1,716.4
Payroll and benefits	352.1	295.0
Research, development and commercial contract costs	319.2	265.2
Royalty payable	271.0	237.6
Tax related accruals	161.1	99.5
Other	66.3	41.6
Total	$2,788.6	$2,655.3
“Other current liabilities” consisted of the following:

	As of December 31,
	2024	2023
	(in millions)
Milestones payable	$32.5	$222.5
Contract liabilities	206.8	170.3
Operating lease liabilities	87.1	33.1
Finance lease liabilities	5.2	50.6
Other	31.4	50.7
Total	$363.0	$527.2

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
“Other long-term liabilities” consisted of the following:

	As of December 31,
	2024	2023
	(in millions)
Tax-related liabilities	$698.6	$681.4
Contingent consideration	76.9	77.4
Other	126.3	118.9
Total	$901.8	$877.7
Cloud Computing Service Contracts
As of December 31, 2024 and 2023, “Other assets” included $62.6 million and $58.9 million, respectively, related to costs incurred to implement cloud computing service contracts. We recorded amortization associated with cloud computing service contracts of $25.2 million and $11.8 million in 2024 and 2023, respectively. We did not have amortization associated with cloud computing service contracts in 2022.
Cash, Cash Equivalents and Restricted Cash Presented in Consolidated Statements of Cash Flows
The cash, cash equivalents and restricted cash balances at the beginning and ending of each period presented in our consolidated statements of cash flows consisted of the following:

	As of December 31,
	2024	2023	2022	2021
	(in millions)
Cash and cash equivalents	$4,569.6	$10,369.1	$10,504.0	$6,795.0
Prepaid expenses and other current assets	2.6	3.2	8.0	5.1
Cash, cash equivalents and restricted cash per consolidated statements of cash flows	$4,572.2	$10,372.3	$10,512.0	$6,800.1
Our restricted cash, if any, is included in “Prepaid expenses and other current assets” and “Other assets” on our consolidated balance sheets.

L.Leases
Operating Leases
Our operating leases relate to the majority of our real estate leases and each of our embedded leases with contract manufacturing organizations.
Corporate Headquarters
In 2011, we entered into two lease agreements, pursuant to which we lease approximately 1.1 million square feet of office and laboratory space in two buildings in Boston, Massachusetts for a term of 15 years (our “Corporate Headquarters”). In August 2024, we amended the existing lease agreements to, among other terms, extend the lease termination dates from December 2028 to June 2044 (the “Amendments”). We have the option to extend the amended leases for up to two additional ten-year periods.
The Amendments did not grant us any additional rights of use not contemplated in the existing lease agreements. As a result, we have accounted for the Amendments as modifications that extend the terms of the existing leases and reassessed the classification of the leases as of their effective dates. We remeasured the lease liabilities using our incremental borrowing rate

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
as of the effective date of the Amendments and classified the leases associated with our Corporate Headquarters as operating leases because none of the finance lease criteria were met. As of December 31, 2024, the adjusted right-of-use assets associated with our Corporate Headquarters, totaling $840.0 million, were recorded within “Operating lease assets” and the long-term portion of the remeasured lease liabilities of $1.0 billion were recorded within “Long-term operating lease liabilities.”
Prior to the Amendments, we classified the leases associated with our Corporate Headquarters as finance leases because the present value of the sum of the lease payments exceeded substantially all of the fair value of our Corporate Headquarters at lease inception. As of December 31, 2023, our Corporate Headquarters were recorded as assets with net book values of $177.0 million within “Property and equipment, net” and long-term liabilities of $258.1 million within “Long-term finance lease liabilities.”
As of December 31, 2024 and 2023, the amounts recorded within “Other current liabilities” related to our Corporate Headquarters were not material to our condensed consolidated balance sheets.
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
Embedded Leases with Contract Manufacturing Organizations
We have several embedded leases with contract manufacturing organizations related to the manufacturing and commercialization of our products, which are classified as operating leases and have remaining lease terms up to 8 years as of December 31, 2024.
Finance Leases
As of December 31, 2024, our finance leases primarily relate to our research site in San Diego and land related to a facility that we own.
San Diego Lease
In 2015, we entered into a lease agreement pursuant to which we lease approximately 170,000 square feet of office and laboratory space in San Diego, California for a term of 16 years (the “San Diego Lease”). Base rent payments commenced in 2019 and will continue through May 2034. We utilize this initial period as our lease term. We have an option to extend the lease term for up to two additional five-year terms. The San Diego Lease is classified as a finance lease because the present value of the sum of its lease payments exceeded substantially all of the fair value of the research site at lease inception.
Please refer to our accounting policy, Leases, in Note A, “Nature of Business and Accounting Policies,” for further information on the accounting treatment for our finance and operating leases.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
Aggregate Lease Information
The components of lease cost recorded in our consolidated statements of income were as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Operating lease cost	$103.9	$47.8	$35.3
Finance lease cost
Amortization of leased assets	30.9	42.7	51.0
Interest on lease liabilities	25.2	38.8	43.5
Variable lease cost	43.6	44.6	39.8
Sublease income	(1.6)	(2.7)	(2.7)
Net lease cost	$202.0	$171.2	$166.9
Our variable lease cost during 2024, 2023 and 2022 primarily related to operating expenses, taxes and insurance associated with our real estate leases.
Our leases are included on our consolidated balance sheets as follows:

	As of December 31,
	2024	2023
	(in millions)
Operating leases
Operating lease assets	$1,356.8	$293.6
Total operating lease assets	$1,356.8	$293.6

Other current liabilities	$87.1	$33.1
Long-term operating lease liabilities	1,544.4	348.6
Total operating lease liabilities	$1,631.5	$381.7

Finance leases
Property and equipment, net	$57.9	$272.8
Total finance lease assets	$57.9	$272.8

Other current liabilities	$5.2	$50.6
Long-term finance lease liabilities	112.8	376.1
Total finance lease liabilities	$118.0	$426.7

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
Maturities of our finance and operating lease liabilities as of December 31, 2024 were as follows:

Year	Operating Leases	Finance Leases	Total
	(in millions)
2025	$167.3	$10.2	$177.5
2026	158.7	11.4	170.1
2027	157.9	11.8	169.7
2028	154.7	12.2	166.9
2029	102.8	12.5	115.3
Thereafter	1,997.8	130.9	2,128.7
Total lease payments	2,739.2	189.0	2,928.2
Less: tenant allowance	(199.2)	—	(199.2)
Less: amount representing interest	(908.5)	(71.0)	(979.5)
Present value of lease liabilities	$1,631.5	$118.0	$1,749.5
The weighted-average remaining lease terms and discount rates related to our leases were as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term (in years)
Operating leases	15.58	11.24
Finance leases	22.17	10.06

Weighted-average discount rate
Operating leases	4.61%	2.42%
Finance leases	4.58%	8.20%
Supplemental cash flow information related to our leases was as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$113.5	$62.8	$50.8
Operating cash flows from finance leases	$25.7	$38.4	$42.5
Financing cash flows from finance leases	$33.6	$44.9	$85.5

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,120.9	$2.4	$58.6
The right-of-use assets of $1.1 billion that are included in the table above for 2024 were obtained in exchange for operating lease obligations of $1.3 billion, including $847.9 million of right-of-use operating lease assets and $1.0 billion of operating lease obligations related to the Amendments for our Corporate Headquarters. The Amendments also resulted in a reduction to our finance leases of $275.3 million and a net reduction to our property and equipment of $107.5 million.

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
We are authorized to issue 1.0 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our shareholders. As of December 31, 2024 and 2023, we had no shares of preferred stock issued or outstanding.
Share Repurchase Programs
In February 2023, our Board of Directors approved a share repurchase program, pursuant to which we are authorized to repurchase up to $3.0 billion of our common stock. This program does not have an expiration date and can be discontinued at any time. In 2024 and 2023, we repurchased 2.7 million and 1.3 million shares of our common stock, respectively, under this program for an aggregate of $1.2 billion and $427.6 million, respectively. As of December 31, 2024, we had $1.4 billion remaining authorization under this program.
Stock and Option Plans
The purpose of each of our stock and option plans is to attract, retain and motivate our employees, consultants and directors. Awards granted under these plans can be nonstatutory stock options (“NSOs”), incentive stock options (“ISOs”), RSUs including PSUs, restricted stock (“RSs”), or other equity-based awards, as specified in the individual plans.
Shares issued under all of our plans are funded through the issuance of new shares. The following table contains information about our equity plans:

			As of December 31, 2024
Title of Plan	Group Eligible	Type of Award Granted	Awards Outstanding	Additional Awards Authorized for Grant
			(in thousands)
2013 Stock and Option Plan	Employees, Non-employee Directors and Consultants	NSO, RS, RSU and PSU	5,130	13,758
2006 Stock and Option Plan	Employees, Non-employee Directors and Consultants	NSO, RS and RSU	14	—
		Total	5,144	13,758

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
Restricted Stock Units (excluding PSUs)
The following table summarizes our restricted stock unit activity during the year ended December 31, 2024:

	Restricted Stock Units (excluding PSUs)
	Number of Shares	Weighted-average Grant-date Fair Value
	(in thousands)	(per share)
Unvested at December 31, 2023	2,962	$287.41
Granted	1,375	$444.98
Vested	(1,482)	$271.97
Cancelled	(167)	$354.27
Unvested at December 31, 2024	2,688	$372.54
The total fair value of restricted stock units that vested during 2024, 2023 and 2022 (measured based on the market price of our common stock on the date of vesting) was $666.0 million, $433.4 million and $372.5 million, respectively.
Performance-based RSUs (PSUs)
The potential range of shares issuable pursuant to our PSU awards range from 0% to 200% of the target shares based on financial and non-financial measures. For the majority of our PSU awards, 50% of PSUs that could be earned have a one-year performance period with the amount actually earned dependent upon our financial performance and with vesting of the earned shares in three equal installments over a three-year period. For these same PSU awards, the remaining 50% of PSUs that could be earned have approximately a three-year performance period with the amount earned dependent upon the achievement of multiple clinical development milestones and with the earned shares cliff vesting at the end of the performance period.
The following table summarizes our PSU activity during the year ended December 31, 2024:

	Performance-Based RSU
	Number of Units	Weighted-average Grant-date Fair Value
	(in thousands)	(per share)
Unvested at December 31, 2023 (1)	1,195	$247.12
Granted (2)	476	$444.55
Vested	(773)	$231.64
Cancelled	(36)	$317.18
Unvested at December 31, 2024	862	$346.01

(1) “Unvested” represents our PSUs at target to the extent performance has not been certified plus the actual number of shares that continue to be subject to service conditions for which the performance has been achieved and certified.
(2) “Granted” represents (i) the target number of shares issuable for grants during 2024 and (ii) any change in the number of shares issuable pursuant to outstanding PSUs based on performance certification during 2024.

The total fair value of PSUs that vested during 2024, 2023 and 2022 (measured on the date of vesting) was $347.1 million, $160.4 million and $98.7 million, respectively.
Stock Options
All options granted under our 2013 Stock and Option Plan (“2013 Plan”) and 2006 Stock and Option Plan (“2006 Plan”) were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant. As of December 31, 2024, we are only authorized to make new equity awards under our 2013 Plan. Under the 2013 Plan, no stock

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
options can be awarded with an exercise price less than the fair market value on the date of grant. All options awarded under our stock and option plans expire not more than 10 years from the grant date. In each of the three years ended December 31, 2024, we only granted stock options to certain of our non-employee directors.
The following table summarizes information related to the outstanding and exercisable options during the year ended December 31, 2024:

	Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)	(per share)	(in years)	(in millions)
Outstanding at December 31, 2023	1,940	$151.37
Granted	14	$399.71
Exercised	(360)	$139.07
Outstanding at December 31, 2024	1,594	$156.36	3.21	$392.6
Exercisable at December 31, 2024	1,594	$156.36	3.21	$392.6
The aggregate intrinsic value in the table above represents the total pre-tax amount, net of exercise price, that would have been received by option holders if all option holders had exercised all options with an exercise price lower than the market price on the last business day of 2024, which was $402.70 based on the closing price of our common stock on that date.
The total intrinsic value (the amount by which the fair market value exceeded the exercise price) of stock options exercised during 2024, 2023 and 2022 was $112.8 million, $128.4 million and $157.2 million, respectively. The total cash we received as a result of stock option exercises during 2024, 2023 and 2022 was $50.0 million, $80.8 million and $144.6 million, respectively.
The following table summarizes information about stock options outstanding as of December 31, 2024, which were all exercisable:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price
	(in thousands)	(in years)	(per share)
$86.52–$100.00	393	1.73	$88.40
$100.01–$150.00	87	1.00	$124.37
$150.01–$200.00	1,019	3.60	$172.71
$200.01–$399.71	95	7.14	$290.47
Total	1,594	3.21	$156.36
Employee Stock Purchase Plan
We have an employee stock purchase plan (the “ESPP”). The ESPP permits eligible employees to enroll in a twelve-month offering period comprising two six-month purchase periods. Participants may purchase shares of our common stock, through payroll deductions, at a price equal to 85% of the fair market value of the common stock on the first day of the applicable twelve-month offering period, or the last day of the applicable six-month purchase period, whichever is lower. Purchase dates under the ESPP occur on or about May 14 and November 14 of each year. As of December 31, 2024, there were 1.1 million shares of common stock authorized for issuance pursuant to the ESPP.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
In 2024, the following shares were issued to employees under the ESPP:

Year Ended December 31, 2024
Number of shares (in thousands)	204
Average price paid per share	$310.73
Employee Benefits
We have a 401(k) retirement plan (the “Vertex 401(k) Plan”) in which substantially all of our permanent U.S. employees are eligible to participate. Participants may contribute up to 60% of their annual compensation to the Vertex 401(k) Plan, subject to statutory limitations. We may declare discretionary matching contributions to the Vertex 401(k) Plan. We pay matching contributions in the form of cash. In ex-U.S. markets, we have similar benefit plans. In 2024, 2023 and 2022, we recorded approximately $52.3 million, $43.6 million and $36.4 million of expense related to these plans, respectively.

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
During the three years ended December 31, 2024, we recognized the following stock-based compensation expense:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Stock-based compensation expense by type of award:
Restricted stock units (including PSUs)	$689.1	$563.7	$456.1
ESPP share issuances	18.2	15.8	16.7
Stock options	1.8	4.0	17.6
Stock-based compensation expense related to inventories	(10.6)	(2.3)	0.9
Total stock-based compensation expense included in “Total costs and expenses”	$698.5	$581.2	$491.3

Stock-based compensation expense by line item:
Cost of sales	$7.5	$7.5	$9.4
Research and development expenses	425.8	354.9	297.9
Selling, general and administrative expenses	265.2	218.8	184.0
Total stock-based compensation expense included in “Total costs and expenses”	698.5	581.2	491.3
Income tax effect	(251.6)	(167.5)	(144.1)
Total stock-based compensation expense, net of tax	$446.9	$413.7	$347.2
We capitalize a portion of our stock-based compensation expense to inventories, all of which is attributable to employees who support the manufacturing of our products.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
The following table sets forth our unrecognized stock-based compensation expense as of December 31, 2024, by type of award and the weighted-average period we expect to recognize the expense:

	As of December 31, 2024
	Unrecognized Expense	Weighted-average Recognition Period
	(in millions)	(in years)
Type of award:
Restricted stock units (including PSUs)	$716.6	1.93
ESPP share issuances	11.9	0.62
Total unrecognized stock-based compensation expense	$728.5
Restricted Stock Units and Performance-based Restricted Stock Units
We award restricted stock units with service conditions, which are generally the vesting periods of the awards.
As described in Note M, “Common Stock, Preferred Stock and Equity Plans,” we grant the majority of our PSUs to certain members of senior management. Our financial-based PSUs to senior management vest in three equal installments over a three-year period and are expensed ratably over that same period based upon an assessment of the likely level of achievement. Our non-financial based PSUs to senior management cliff vest at the end of approximately a three-year performance period and are expensed on a straight-line basis over that same period based upon an assessment of the likely level of achievement.
Employee Stock Purchase Plan
The weighted-average fair value of each purchase right granted during 2024, 2023 and 2022 was $117.89, $90.91 and $79.36, respectively. The following table reflects the weighted-average assumptions used in our Black-Scholes option pricing model:

	Year ended December 31,
	2024	2023	2022
Expected stock price volatility	29.37%	28.52%	33.55%
Risk-free interest rate	4.63%	5.13%	4.05%
Expected term (in years)	0.73	0.71	0.71
Expected annual dividends	—	—	—
Stock Options
We issued stock options to our non-employee directors with total grant date fair values of $2.0 million or less in each of the three years ended December 31, 2024.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
O.Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. The components of income before provision for income taxes consisted of the following:

	Year ended December 31,
	2024	2023	2022
	(in millions)
United States	$(1,369.7)	$3,089.1	$3,257.0
Foreign	1,618.2	1,290.7	975.4
Income before provision for income taxes	$248.5	$4,379.8	$4,232.4
The components of our provision for income taxes consisted of the following:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Current taxes:
Federal	$704.9	$900.4	$779.0
State	118.2	46.2	34.9
Foreign	309.8	350.1	372.4
Total current taxes	1,132.9	1,296.7	1,186.3
Deferred taxes:
Federal	(438.7)	(569.9)	(404.0)
State	(48.7)	(21.9)	(11.0)
Foreign	138.6	55.3	139.1
Total deferred taxes	(348.8)	(536.5)	(275.9)
Provision for income taxes	$784.1	$760.2	$910.4
Unremitted Earnings
As of December 31, 2024, we do not consider a portion of the earnings of our foreign subsidiaries to be indefinitely reinvested. Upon repatriation of the non-indefinitely invested earnings in the form of distributions or otherwise, we could be subject to immaterial U.S. federal withholding taxes payable to various foreign countries and income taxes in certain states. There are no material deferred taxes recorded on the excess of financial statement reporting over the tax basis of our investments in our foreign subsidiaries. Any permanently reinvested basis differences could reverse if we sell our foreign subsidiaries or various other events occur, none of which were considered probable as of December 31, 2024. The tax liabilities described above would not be material to our consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
Effective Tax Rate Reconciliation
A reconciliation between the U.S. federal statutory rate of 21% and our effective tax rate was as follows:

	Year ended December 31,
	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	29.5%	0.3%	0.6%
Foreign income tax rate differential	21.3%	(0.6)%	(0.3)%
U.S. tax on foreign earnings, net of credits	(12.6)%	0.7%	1.9%
Foreign derived intangible income deduction	(28.3)%	(1.7)%	(1.4)%
Tax credits	(102.9)%	(6.0)%	(2.2)%
Stock compensation (benefit), shortfalls and cancellations	(25.5)%	(0.8)%	(0.8)%
Uncertain tax positions	11.3%	3.4%	2.7%
Non-deductible AIPR&D	373.8%	—%	—%
Other	27.9%	1.1%	0.0%
Effective tax rate	315.5%	17.4%	21.5%
Our 315.5% effective tax rate for 2024 was materially different than the U.S. statutory rate primarily due to the $4.4 billion of non-deductible AIPR&D resulting from our acquisition of Alpine, which significantly lowered our pre-tax income. The non-deductible AIPR&D was partially offset by a benefit from a research and development tax credit study that was completed in 2024 and excess tax benefits related to stock-based compensation.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
Deferred Tax Assets and Liabilities
Deferred tax assets and liabilities are determined based on the difference between financial statement and tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred taxes were as follows:

	As of December 31,
	2024	2023
	(in millions)
Deferred tax assets:
Tax credit carryforwards	$298.3	$261.0
Intangible assets	769.3	799.2
Stock-based compensation	164.2	144.1
Finance lease liabilities	25.9	92.1
Operating lease assets	333.5	72.5
R&D capitalization	1,404.1	919.3
Other	166.1	146.6
Gross deferred tax assets	3,161.4	2,434.8
Valuation allowance	(272.9)	(266.6)
Total deferred tax assets	2,888.5	2,168.2
Deferred tax liabilities:
Property and equipment	(110.8)	(145.1)
Acquired intangibles	(132.7)	(130.2)
Operating lease liabilities	(271.9)	(55.6)
Other	(42.0)	(25.2)
Total deferred tax liabilities	(557.4)	(356.1)
Net deferred tax assets	$2,331.1	$1,812.1
On a periodic basis, we reassess the valuation allowance on our deferred income tax assets, weighing positive and negative evidence to assess the recoverability of our deferred tax assets. As of December 31, 2024, we maintained a valuation allowance of $272.9 million related primarily to U.S. state tax attributes.
In addition to deferred tax assets and liabilities, we have recorded deferred charges related to intra-entity sales of inventory. As of December 31, 2024 and 2023, the total deferred charges were $279.3 million and $185.8 million, respectively.
As of December 31, 2024, we had net operating loss (“NOL”) carryforwards of $152.3 million, which are subject to annual utilization limitations for U.S. federal income tax purposes. In 2027, our definite lived U.S. federal NOLs of $19.5 million will begin to expire, while the remaining portion may be carried forward indefinitely. For U.S. state income tax purposes, we had NOL carryforwards of $463.8 million and tax credit carryforwards of $380.1 million. The state NOL and tax credit carryforwards begin to expire in 2025. For foreign income tax purposes, we had NOL carryforwards of $40.2 million and tax credit carryforwards of $17.9 million. The foreign NOL carryforwards may be carried forward indefinitely, with the exception of $8.3 million that will expire in 2041. The foreign tax credit carryforwards will begin to expire in 2025.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
Unrecognized Tax Benefits
Unrecognized tax benefits were as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Balance at beginning of the period	$615.9	$459.6	$147.2
Increases related to current period tax positions	119.2	116.0	128.3
Increases related to prior period tax positions	4.6	62.5	205.3
Decreases related to prior period tax positions	(1.9)	(14.4)	(14.4)
Statute of limitations expiration	(16.6)	(8.1)	(4.5)
Settlement with tax authorities	(14.5)	—	—
Foreign currency translation adjustment	(0.5)	0.3	(2.3)
Balance at end of period	$706.2	$615.9	$459.6
During 2024, we increased our gross unrecognized tax benefits by $90.3 million, primarily associated with intercompany transfer pricing matters. The unrecognized tax benefits were recorded as a $1.6 million increase to our gross deferred tax assets and a $91.9 million gross tax liability.
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
As of December 31, 2024, we have classified $48.2 million, $22.3 million, and $635.7 million of our unrecognized tax benefits as credits to “Deferred tax assets,” “Accrued expenses” and “Other long-term liabilities,” respectively, on our consolidated balance sheet.
Included in our unrecognized tax benefits as of December 31, 2024, 2023 and 2022, we had $341.4 million, $288.7 million and $208.5 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits, which would affect our effective income tax rate if recognized.
We recognize potential interest and penalties related to unrecognized tax benefits in our provision for income taxes. In 2024, we recognized total net interest and penalty credits of $41.5 million to our interest and penalty expenses. In 2023 and 2022, we recognized total net interest and penalty expenses of $84.9 million, and $36.6 million, respectively. As of December 31, 2024 and 2023, our accrual for interest and penalties was $82.6 million and $124.1 million, respectively.
The U.S. Internal Revenue Service and other local and foreign tax authorities routinely examine our tax returns, including intercompany transfer pricing, and it is reasonably possible that we will adjust the value of our uncertain tax positions related these matters and other issues as we receive additional information from various taxing authorities, including reaching settlements with such authorities. In the case of intercompany transfer pricing, it is reasonably possible that taxing authorities do not agree with each other on the reallocation of income or the valuation of intellectual property, in which case we could be subject to double taxation, despite bilateral treaty agreements available to prevent this. In 2023, we came to settlement with the U.K.’s HM Revenue & Customs (“HMRC”) with respect to our tax positions for 2015 through 2020 and subsequently received Closure Notices for those periods in 2024. Due to the nature of the adjustments, we have asserted our rights under the U.S./U.K. Income Tax Convention pursuant to the mutual agreement procedures for the relief of double taxation for these matters.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
As a result of various audit closures, settlements and statutes of limitations, we estimate that it is reasonably possible that our gross unrecognized tax benefits could decrease by up to $74.3 million in the next 12 months due to statute of limitations expirations.
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
In December 2022, E.U. member states reached an agreement to implement the minimum tax component (“Pillar Two”) of the Organization for Economic Co-operation and Development’s (the “OECD’s”), global international tax reform initiative with effective dates of January 1, 2024 and 2025. In July 2023, the OECD published Administrative Guidance proposing certain safe harbors that effectively extend certain effective dates to January 1, 2027. The assessment of our potential 2024 exposure for the global per-country minimum tax of 15%, based on our forecasted 2024 results, is immaterial to our condensed consolidated financial statements as the effective tax rates in most of the jurisdictions in which we operate are above 15%.

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
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including a financial covenant to maintain subject to certain limited exceptions, a consolidated leverage ratio of 3.50 to 1.00, subject to an increase to 4.00 to 1.00 following a material acquisition. As of December 31, 2024, we were in compliance with the covenants described above. The Credit Agreement also contains customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under outstanding loans.
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
Legal Matters
We are subject to claims and legal proceedings in the ordinary course of our business activities. If we determine that it is probable that future expenditures will be made for a particular matter and such expenditures can be reasonably estimated, we accrue a loss contingency based on our best estimate of the probable range of loss. We accrue the minimum amount within the probable range of loss if no amount within the range is more likely than another. If we determine that future expenditures are not probable, or probable but not reasonably estimated, we do not accrue a loss contingency. If we determine that a material loss is reasonably possible and the range of loss can be estimated, we disclose the possible range of loss. On a quarterly basis, we evaluate developments with these claims and legal proceedings that could result in a loss contingency accrual, or an increase or decrease to a previously accrued loss contingency. There were no material loss contingencies accrued as of December 31, 2024 or 2023.
Other Contingencies
We also have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for such contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Other than our contingent consideration liabilities discussed in Note D, “Fair Value Measurements,” there were no material contingent liabilities accrued as of December 31, 2024 or 2023.

Q.Segment Information
Segment reporting is prepared on the same basis that our chief executive officer, who is our chief operating decision maker (“CODM”), manages the business, makes operating decisions and assesses performance. We operate in one segment, pharmaceuticals. We have selected net income (loss) as our reported measure of segment profit or loss because it is regularly provided to our CODM, allows our CODM to allocate resources because it encapsulates the results of our processes that generate revenues and expenses, and is important to the users of our financial statements. Enterprise-wide disclosures about revenues, significant customers, significant segment expenses, and property and equipment, net by location are presented below.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
Revenues by Product
Product revenues, net consisted of the following:

	Year ended December 31,
	2024	2023	2022
	(in millions)
TRIKAFTA/KAFTRIO	$10,238.6	$8,944.7	$7,686.8
Other product revenues	781.5	924.5	1,243.9
Total product revenues, net	$11,020.1	$9,869.2	$8,930.7
In 2024, "Other product revenues" included CASGEVY product revenues of $10.0 million.
Product Revenues by Geographic Location
Net product revenues are attributed to countries based on the location of the customer and consisted of the following:

	Year ended December 31,
	2024	2023	2022
	(in millions)
United States	$6,684.9	$6,040.4	$5,699.3
Outside of the United States
Europe	3,453.9	3,109.0	2,705.5
Other	881.3	719.8	525.9
Total product revenues outside of the United States	4,335.2	3,828.8	3,231.4
Total product revenues, net	$11,020.1	$9,869.2	$8,930.7
Significant Customers
Gross product revenues and accounts receivable from each of our customers who individually accounted for 10% or more of total gross product revenues and/or 10% or more of total accounts receivable consisted of the following:

	Percent of Total Gross Product Revenues			Percent of Accounts Receivable
	Year Ended December 31,			As of December 31,
	2024	2023	2022	2024	2023
McKesson Corporation	26%	26%	25%	17%	23%
Accredo Health Group, Inc.	11%	11%	12%	<10%	<10%
Walgreen Co.	<10%	<10%	10%	<10%	<10%
Lloyds Pharmacy*	<10%	<10%	<10%	13%	10%
*A wholly owned subsidiary of McKesson Corporation in the U.K. until 2022.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Consolidated Financial Statements (Continued)
Significant Segment Expenses
Significant segment expenses are set forth in the following table:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Product revenues, net	$11,020.1	$9,869.2	$8,930.7
Costs and expenses:
Cost of sales - products	516.3	349.2	260.5
Cost of sales - royalty	1,014.2	913.0	819.8
Research expenses	804.5	705.6	626.7
Development expenses	2,825.8	2,457.3	1,913.6
Acquired in-process research and development expenses	4,628.4	527.1	115.5
Selling and other commercial expenses	838.5	592.4	468.9
General and administrative expenses	625.8	544.2	475.8
Interest income	(598.1)	(614.7)	(144.6)
Other Segment items (1)	116.2	15.3	162.1
Provision for income taxes	784.1	760.2	910.4
Net (loss) income	$(535.6)	$3,619.6	$3,322.0
(1)Other segment items included in “Net (loss) income” primarily include changes in the fair value of contingent consideration, interest expense and changes in the fair value of equity investments.
Long-lived Assets by Location
Long-lived assets by location consisted of the following:

	As of December 31,
	2024	2023
	(in millions)
United States	$2,392.4	$1,359.7
Outside of the United States
United Kingdom	176.6	77.3
Other	15.6	15.9
Total long-lived assets outside of the United States	192.2	93.2
Total long-lived assets	$2,584.6	$1,452.9