Form 10-Q
period 2025-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2025-08-05
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	256,390,651	Outstanding at July 31, 2025

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025

“Vertex,” “we,” “us,” and “our” as used in this Quarterly Report on Form 10-Q refer to Vertex Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.
“Vertex®,” “KALYDECO®,” “ORKAMBI®,” “SYMDEKO®,” “SYMKEVI®,” “TRIKAFTA®,” “KAFTRIO®,” CASGEVY®, ” “ALYFTREK®,” and “JOURNAVX®” are registered trademarks of Vertex. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.
We use the brand name for our products when we refer to the product that has been approved and with respect to the indications on the approved label. Otherwise, including in discussions of our cystic fibrosis, sickle cell disease, beta thalassemia, and pain development programs, we refer to our product candidates by their scientific (or generic) name or VX developmental designation.

Part I. Financial Information
Item 1.  Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Income (Loss)
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product revenues, net	$2,944.0	$2,645.6	$5,704.2	$5,336.2
Other revenues	20.7	—	30.7	—
Total revenues	2,964.7	2,645.6	5,734.9	5,336.2
Costs and expenses:
Cost of sales	407.5	371.9	770.5	714.5
Research and development expenses	978.4	966.6	1,958.1	1,755.7
Acquired in-process research and development expenses	2.2	4,449.1	22.0	4,525.9
Selling, general and administrative expenses	424.6	372.2	821.0	714.9
Intangible asset impairment charge	—	—	379.0	—
Change in fair value of contingent consideration	0.9	0.5	3.1	0.4
Total costs and expenses	1,813.6	6,160.3	3,953.7	7,711.4
Income (loss) from operations	1,151.1	(3,514.7)	1,781.2	(2,375.2)
Interest income	122.4	156.5	243.3	337.7
Interest expense	(3.7)	(9.9)	(6.7)	(20.3)
Other income (expense), net	13.2	(23.1)	(4.4)	(54.3)
Income (loss) before provision for income taxes	1,283.0	(3,391.2)	2,013.4	(2,112.1)
Provision for income taxes	250.1	202.4	334.2	381.9
Net income (loss)	$1,032.9	$(3,593.6)	$1,679.2	$(2,494.0)

Net income (loss) per common share:
Basic	$4.02	$(13.92)	$6.54	$(9.66)
Diluted	$3.99	$(13.92)	$6.48	$(9.66)
Shares used in per share calculations:
Basic	256.7	258.1	256.8	258.1
Diluted	258.9	258.1	259.2	258.1
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$1,032.9	$(3,593.6)	$1,679.2	$(2,494.0)
Other comprehensive (loss) income:
Unrealized holding gains (losses) on available-for-sale debt securities, net of tax of $(2.1), $1.5, $(6.7) and $6.9, respectively	7.4	(5.4)	23.9	(25.1)
Unrealized (losses) gains on foreign currency forward contracts, net of tax of $54.1, $(3.2), $79.7 and $(15.5), respectively	(191.9)	11.8	(282.2)	56.3
Foreign currency translation adjustment	15.3	(1.2)	29.4	5.6
Total other comprehensive (loss) income	(169.2)	5.2	(228.9)	36.8
Comprehensive income (loss)	$863.7	$(3,588.4)	$1,450.3	$(2,457.2)
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited; in millions, except share and per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$4,972.2	$4,569.6
Marketable securities	1,410.6	1,546.3
Accounts receivable, net	1,893.5	1,609.4
Inventories	1,499.3	1,205.4
Prepaid expenses and other current assets	652.3	665.7
Total current assets	10,427.9	9,596.4
Property and equipment, net	1,335.1	1,227.8
Goodwill	1,088.0	1,088.0
Other intangible assets, net	435.5	825.9
Deferred tax assets	2,711.7	2,331.1
Operating lease assets	1,313.8	1,356.8
Long-term marketable securities	5,645.9	5,107.9
Other assets	1,078.8	999.3
Total assets	$24,036.7	$22,533.2
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$442.3	$413.0
Accrued expenses	3,270.7	2,788.6
Other current liabilities	425.4	363.0
Total current liabilities	4,138.4	3,564.6
Long-term operating lease liabilities	1,527.4	1,544.4
Other long-term liabilities	1,195.5	1,014.6
Total liabilities	6,861.3	6,123.6
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 256,293,058 and 256,940,382 shares issued and outstanding, respectively	2.6	2.6
Additional paid-in capital	5,987.9	6,672.4
Accumulated other comprehensive (loss) income	(101.1)	127.8
Retained earnings	11,286.0	9,606.8
Total shareholders’ equity	17,175.4	16,409.6
Total liabilities and shareholders’ equity	$24,036.7	$22,533.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited; in millions)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2024	258.3	$2.6	$7,284.7	$17.3	$11,242.0	$18,546.6
Other comprehensive income, net of tax	—	—	—	5.2	—	5.2
Net loss	—	—	—	—	(3,593.6)	(3,593.6)
Repurchases of common stock	(0.8)	—	(315.8)	—	—	(315.8)
Common stock withheld for employee tax obligations	(0.1)	—	(80.5)	—	—	(80.5)
Issuance of common stock under benefit plans	0.6	—	55.8	—	—	55.8
Stock-based compensation expense	—	—	157.0	—	—	157.0
Balance at June 30, 2024	258.0	$2.6	$7,101.2	$22.5	$7,648.4	$14,774.7

Balance at March 31, 2025	257.0	$2.6	$6,172.5	$68.1	$10,253.1	$16,496.3
Other comprehensive loss, net of tax	—	—	—	(169.2)	—	(169.2)
Net income	—	—	—	—	1,032.9	1,032.9
Repurchases of common stock	(0.9)	—	(397.3)	—	—	(397.3)
Common stock withheld for employee tax obligations	—	—	(5.9)	—	—	(5.9)
Issuance of common stock under benefit plans	0.2	—	47.4	—	—	47.4
Stock-based compensation expense	—	—	171.2	—	—	171.2
Balance at June 30, 2025	256.3	$2.6	$5,987.9	$(101.1)	$11,286.0	$17,175.4

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2023	257.7	$2.6	$7,449.7	$(14.3)	$10,142.4	$17,580.4
Other comprehensive income, net of tax	—	—	—	36.8	—	36.8
Net loss	—	—	—	—	(2,494.0)	(2,494.0)
Repurchases of common stock	(1.1)	—	(456.2)	—	—	(456.2)
Common stock withheld for employee tax obligations	(0.7)	—	(314.0)	—	—	(314.0)
Issuance of common stock under benefit plans	2.1	—	71.7	—	—	71.7
Stock-based compensation expense	—	—	350.0	—	—	350.0
Balance at June 30, 2024	258.0	$2.6	$7,101.2	$22.5	$7,648.4	$14,774.7

Balance at December 31, 2024	256.9	$2.6	$6,672.4	$127.8	$9,606.8	$16,409.6
Other comprehensive loss, net of tax	—	—	—	(228.9)	—	(228.9)
Net income	—	—	—	—	1,679.2	1,679.2
Repurchases of common stock	(1.8)	—	(814.2)	—	—	(814.2)
Common stock withheld for employee tax obligations	(0.6)	—	(276.4)	—	—	(276.4)
Issuance of common stock under benefit plans	1.8	—	65.9	—	—	65.9
Stock-based compensation expense	—	—	340.2	—	—	340.2
Balance at June 30, 2025	256.3	$2.6	$5,987.9	$(101.1)	$11,286.0	$17,175.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited; in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,679.2	$(2,494.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	333.4	346.1
Depreciation and amortization expense	100.1	107.5
Intangible asset impairment charge	379.0	—
Deferred income taxes	(305.4)	(277.1)
Gains on equity securities	9.6	39.7
Other non-cash items, net	97.0	(57.1)
Changes in operating assets and liabilities:
Accounts receivable	(188.0)	(116.5)
Inventories	(315.7)	(187.3)
Prepaid expenses and other assets	(104.5)	(56.7)
Accounts payable	33.8	(25.0)
Accrued expenses	214.7	362.4
Other liabilities	(41.2)	(89.0)
Net cash provided by (used in) operating activities	1,892.0	(2,447.0)
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(3,820.6)	(3,895.1)
Sales and maturities of available-for-sale debt securities	3,476.3	1,893.1
Acquisition of available-for-sale debt securities from Alpine Immune Sciences, Inc.	—	(258.0)
Purchases of property and equipment	(186.4)	(137.4)
Net payments related to finite-lived intangible assets	—	(187.7)
Other investing activities	(9.6)	(15.0)
Net cash used in investing activities	(540.3)	(2,600.1)
Cash flows from financing activities:
Issuances of common stock under benefit plans	65.8	71.9
Repurchases of common stock	(817.9)	(451.5)
Payments in connection with common stock withheld for employee tax obligations	(276.4)	(314.0)
Payments on finance leases	(2.6)	(26.9)
Other financing activities	1.5	4.4
Net cash used in financing activities	(1,029.6)	(716.1)
Effect of changes in exchange rates on cash	87.7	(18.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	409.8	(5,781.3)
Cash, cash equivalents and restricted cash—beginning of period	4,572.2	10,372.3
Cash, cash equivalents and restricted cash—end of period	$4,982.0	$4,591.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$697.7	$531.8
Cash paid for interest	$6.2	$19.7
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
Certain information and footnote disclosures normally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Annual Report on Form 10-K”) have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of income for the interim periods ended June 30, 2025 and 2024.
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
Summary of Significant Accounting Policies
Our significant accounting policies are described in Note A, “Nature of Business and Accounting Policies,” in our 2024 Annual Report on Form 10-K.

B.Collaboration, License and Other Arrangements
Acquired In-Process Research and Development
We have entered into numerous business development agreements with third parties to collaborate on research, development and commercialization programs, license technologies, or acquire assets. Our “Acquired in-process research and development expenses” (“AIPR&D”) included $2.2 million and $22.0 million in the three and six months ended June 30, 2025, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions. Our AIPR&D included $4.4 billion and $4.5 billion in the three and six months ended June 30, 2024, respectively, primarily due to our acquisition of Alpine Immune Sciences, Inc. (“Alpine”) as discussed below.
Our collaboration, licensing and asset acquisition agreements that had a significant impact on our financial statements for the three and six months ended June 30, 2025 and 2024 or were new or materially revised during the three and six months ended June 30, 2025, are described below. Additional agreements are described in Note B, “Collaboration, License and Other Arrangements,” of our 2024 Annual Report on Form 10-K.
Asset Acquisition
Alpine Immune Sciences, Inc. - povetacicept
On May 20, 2024, we acquired all of the issued and outstanding shares of common stock of Alpine, a publicly traded biotechnology company focused on discovering and developing innovative, protein-based immunotherapies for approximately $5.0 billion in cash. We funded the Alpine acquisition with our cash and cash equivalents.
Alpine’s lead molecule, povetacicept, is a highly potent and effective dual antagonist of B cell activating factor (“BAFF”) and a proliferation inducing ligand (“APRIL”). As of the acquisition date, povetacicept was in Phase 2 development and had shown potential best-in-class efficacy in IgA nephropathy (“IgAN”), a serious, progressive, autoimmune disease of the kidney that can lead to end-stage-renal disease. Due to its mechanism of action as a dual BAFF/APRIL antagonist, povetacicept also holds the potential to benefit patients with other serious autoimmune diseases of the kidney, such as primary membranous nephropathy and lupus nephritis. We accounted for the Alpine transaction as an asset acquisition because povetacicept represented substantially all of the fair value of the gross assets that we acquired. As a result, $4.4 billion of fair value attributed to povetacicept was expensed to AIPR&D in the three and six months ended June 30, 2024.
We paid total cash of $5.0 billion at the acquisition date, which included $4.8 billion to acquire Alpine and $197.6 million for cash-settled unvested Alpine equity awards. The $197.6 million represents post-acquisition expense, which was recorded as $165.0 million of “Research and development expenses” and $32.6 million of “Selling, general and administrative expenses” in the three and six months ended June 30, 2024.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
During the first quarter of 2025, we received $12.5 million from CRISPR, pursuant to the CRISPR JDCA, for its share of our upfront payment paid to Orna Therapeutics in December 2024, which we recorded as a credit to AIPR&D in the six months ended June 30, 2025.
During the three and six months ended June 30, 2025 and 2024, the credits recognized in our condensed consolidated statements of income (loss) for CRISPR’s share of CRISPR JDCA activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Cost of sales	$30.1	$15.9	$66.3	$31.7
Research and development expenses	$15.1	$11.6	$31.1	$23.3
Acquired in-process research and development expenses	$—	$—	$12.5	$—
Entrada Therapeutics, Inc.
In 2023, we entered into a strategic collaboration and license agreement (the “Entrada Agreement”) with Entrada Therapeutics, Inc. (“Entrada”) focused on discovering and developing intracellular therapeutics for myotonic dystrophy type 1 (“DM1”). In the first quarter of 2024, Entrada earned a $75.0 million milestone, which we recorded to AIPR&D in the six months ended June 30, 2024 because we determined that substantially all the fair value of the milestone payment was attributable to in-process research and development, for which there is no alternative future use. Entrada is eligible to receive up to an additional $335.0 million in development, regulatory and commercial milestones for any products that may result from the Entrada Agreement, as well as royalties on resulting net product sales.
Out-license Agreements
Zai Lab Limited
In January 2025, we entered into an agreement with Zai Lab Limited (“Zai”) for the development and commercialization of povetacicept in mainland China, Hong Kong SAR, Macau SAR, Taiwan region and Singapore. Under the agreement, Zai is responsible for the povetacicept clinical trials and regulatory submissions in the licensed territories. Zai will also be responsible for commercialization activities in the licensed territories, if povetacicept becomes an approved product. Under the terms of the agreement, we received a $10.0 million upfront payment in the first quarter of 2025, which was recorded as “Other revenues” in the six months ended June 30, 2025. We are eligible to receive from Zai certain regulatory milestone payments and tiered royalties on future net sales of povetacicept in the region of focus.
Ono Pharmaceuticals Co., Ltd.
In June 2025, we entered into an agreement with Ono Pharmaceuticals Co., Ltd. (“Ono”) for the development and commercialization of povetacicept in Japan and South Korea. Under the agreement, Ono is responsible for the povetacicept clinical trials and regulatory submissions in Japan and South Korea. Ono will also be responsible for commercialization activities in Japan and South Korea, if povetacicept becomes an approved product. Under the terms of the agreement, we received a $20.6 million upfront payment in the second quarter of 2025, which was recorded as “Other revenues” in the three and six months ended June 30, 2025. We are eligible to receive from Ono certain regulatory milestone payments and tiered royalties on future net sales of povetacicept in Japan and South Korea.
Cystic Fibrosis Foundation
In 2004, we entered into an agreement with the Cystic Fibrosis Foundation (the “CFF”), as successor in interest to the Cystic Fibrosis Foundation Therapeutics, Inc., to support research and development activities. Pursuant to the agreement, as amended, we have agreed to pay tiered royalties ranging from single digits to sub-teens on covered compounds first synthesized and/or tested during a research term on or before February 28, 2014, including ivacaftor, lumacaftor and tezacaftor, and royalties ranging from low-single digits to mid-single digits on net sales of certain compounds first synthesized and/or tested between March 1, 2014 and August 31, 2016, including elexacaftor. We do not have any royalty obligations on compounds first synthesized and tested on or after September 1, 2016. For combination products, such as ORKAMBI, SYMDEKO/SYMKEVI, TRIKAFTA/KAFTRIO, and ALYFTREK, sales are allocated equally to each of the active pharmaceutical ingredients in the combination product, and royalties are then paid for any royalty-bearing components included in the combination. We record expenses related to these royalty obligations to “Cost of sales.”

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)

C.Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per common share for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except per share amounts)
Net income (loss)	$1,032.9	$(3,593.6)	$1,679.2	$(2,494.0)

Basic weighted-average common shares outstanding	256.7	258.1	256.8	258.1
Effect of potentially dilutive securities:
Restricted stock units (including performance-based restricted stock units (“PSUs”))	1.3	—	1.4	—
Stock options	0.9	—	1.0	—
Diluted weighted-average common shares outstanding	258.9	258.1	259.2	258.1

Basic net income (loss) per common share	$4.02	$(13.92)	$6.54	$(9.66)
Diluted net income (loss) per common share	$3.99	$(13.92)	$6.48	$(9.66)
During the three and six months ended June 30, 2025 and 2024, the number of anti-dilutive securities that were excluded from the computation of our diluted net income per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Unvested restricted stock units (including PSUs)	—	3.2	—	1.6
Stock options	—	1.7	—	0.8

D.Fair Value Measurements
The following fair value hierarchy is used to classify assets and liabilities based on observable inputs and unobservable inputs used to determine the fair value of our financial assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table sets forth our financial assets and liabilities subject to fair value measurements by level within the fair value hierarchy:

	As of June 30, 2025				As of December 31, 2024
		Fair Value Hierarchy				Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(in millions)
Financial instruments carried at fair value (asset positions):
Cash equivalents	$1,012.6	$244.5	$768.1	$—	$1,687.1	$613.3	$1,073.8	$—
Marketable securities:
Corporate equity securities	27.9	27.9	—	—	36.6	36.6	—	—
U.S. Treasury securities	1,818.1	1,818.1	—	—	1,602.0	1,566.8	35.2	—
U.S. government agency securities	195.0	—	195.0	—	240.5	—	240.5	—
Asset-backed securities	1,397.3	—	1,397.3	—	1,244.2	—	1,244.2	—
Certificates of deposit	24.1	—	24.1	—	—	—	—	—
Corporate debt securities	3,563.1	—	3,563.1	—	3,525.9	—	3,525.9	—
Commercial paper	31.0	—	31.0	—	5.0	—	5.0	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	2.6	—	2.6	—	130.1	—	130.1	—
Other assets:
Foreign currency forward contracts	—	—	—	—	12.4	—	12.4	—
Total financial assets	$8,071.7	$2,090.5	$5,981.2	$—	$8,483.8	$2,216.7	$6,267.1	$—

Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(157.0)	$—	$(157.0)	$—	$—	$—	$—	$—
Other long-term liabilities:
Foreign currency forward contracts	(65.1)	—	(65.1)	—	—	—	—	—
Contingent consideration	(80.0)	—	—	(80.0)	(76.9)	—	—	(76.9)
Total financial liabilities	$(302.1)	$—	$(222.1)	$(80.0)	$(76.9)	$—	$—	$(76.9)
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
Fair Value of Contingent Consideration
Our Level 3 contingent consideration liabilities are related to $678.3 million of development and regulatory milestones potentially payable to former equity holders of Exonics Therapeutics, Inc., a privately-held company we acquired in 2019. We base our estimates of the probability of achieving the milestones relevant to the fair value of contingent payments on industry data attributable to gene therapies and our knowledge of the progress and viability of the associated Duchenne muscular dystrophy programs. The discount rates used in the valuation model for contingent payments, which were between 4.4% and 4.6% as of June 30, 2025, represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table represents a rollforward of the fair value of our contingent consideration liabilities:

Six Months Ended June 30, 2025
(in millions)
Balance at December 31, 2024	$76.9
Increase in fair value of contingent payments	3.1
Balance at June 30, 2025	$80.0

E.Marketable Securities and Equity Investments
A summary of our cash equivalents and marketable debt and equity securities, which are recorded at fair value, is shown below:

	As of June 30, 2025				As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Cash equivalents	$1,012.6	$—	$—	$1,012.6	$1,687.1	$—	$—	$1,687.1
Marketable securities:
U.S. Treasury securities	1,806.8	11.7	(0.4)	1,818.1	1,603.9	3.6	(5.5)	1,602.0
U.S. government agency securities	194.2	0.8	—	195.0	240.5	0.5	(0.5)	240.5
Asset-backed securities	1,391.9	5.7	(0.3)	1,397.3	1,239.6	5.1	(0.5)	1,244.2
Certificates of deposit	24.1	—	—	24.1	—	—	—	—
Corporate debt securities	3,540.8	22.8	(0.5)	3,563.1	3,519.4	10.6	(4.1)	3,525.9
Commercial paper	31.0	—	—	31.0	5.0	—	—	5.0
Total marketable available-for-sale debt securities	6,988.8	41.0	(1.2)	7,028.6	6,608.4	19.8	(10.6)	6,617.6
Corporate equity securities	60.0	—	(32.1)	27.9	72.1	3.0	(38.5)	36.6
Total marketable securities	7,048.8	41.0	(33.3)	7,056.5	6,680.5	22.8	(49.1)	6,654.2
Total cash equivalents and marketable securities	$8,061.4	$41.0	$(33.3)	$8,069.1	$8,367.6	$22.8	$(49.1)	$8,341.3
Amounts in the table above at fair value were classified on our condensed consolidated balance sheets as follows:

	As of June 30, 2025	As of December 31, 2024

	(in millions)
Cash and cash equivalents	$1,012.6	$1,687.1
Marketable securities	1,410.6	1,546.3
Long-term marketable securities	5,645.9	5,107.9
Total	$8,069.1	$8,341.3
Marketable available-for-sale debt securities by contractual maturity were as follows:

	As of June 30, 2025	As of December 31, 2024

	(in millions)
Matures within one year	$1,382.7	$1,509.7
Matures after one year through five years	5,545.9	5,034.4
Matures after five years	100.0	73.5
Total	$7,028.6	$6,617.6

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
We did not record any allowances for credit losses to adjust the fair value of our marketable available-for-sale debt securities during the three and six months ended June 30, 2025 and 2024. Additionally, we did not record any realized gains or losses that were material to our condensed consolidated statements of income (loss) during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025, we held marketable available-for-sale debt securities with a total fair value of $816.0 million that were in unrealized loss positions totaling $1.2 million. Included in this amount were marketable available-for sale debt securities with a total fair value of $6.2 million and total unrealized loss of $0.1 million that had been in unrealized loss positions for greater than twelve months. We intend to hold these investments until maturity and do not expect to incur realized losses on these investments when they mature.
We record changes in the fair value of our investments in corporate equity securities to “Other income (expense), net” in our condensed consolidated statements of income (loss). During the three and six months ended June 30, 2025 and 2024, our net unrealized gains (losses) on corporate equity securities with readily determinable fair values held at the conclusion of each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Net unrealized gains (losses)	$6.4	$(12.7)	$(8.6)	$(15.4)

As of June 30, 2025, the carrying value of our equity investments without readily determinable fair values, which are recorded in “Other assets” on our condensed consolidated balance sheets, was $66.5 million. During the six months ended June 30, 2024, we reduced the carrying value of one of our equity investments without a readily determinable fair value by $24.3 million based on an observable change in price.

F.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available-For-Sale Debt Securities	On Foreign Currency Forward Contracts	Total

	(in millions)
Balance at December 31, 2024	$9.7	$7.1	$111.0	$127.8
Other comprehensive income (loss) before reclassifications	29.4	26.3	(280.0)	(224.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.4)	(2.2)	(4.6)
Net current period other comprehensive income (loss)	29.4	23.9	(282.2)	(228.9)
Balance at June 30, 2025	$39.1	$31.0	$(171.2)	$(101.1)

Balance at December 31, 2023	$1.1	$9.6	$(25.0)	$(14.3)
Other comprehensive income (loss) before reclassifications	5.6	(29.2)	67.5	43.9
Amounts reclassified from accumulated other comprehensive income (loss)	—	4.1	(11.2)	(7.1)
Net current period other comprehensive income (loss)	5.6	(25.1)	56.3	36.8
Balance at June 30, 2024	$6.7	$(15.5)	$31.3	$22.5

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
G.Hedging
Foreign currency forward contracts - Designated as hedging instruments
We maintain a hedging program intended to mitigate the effect of changes in foreign exchange rates for a portion of our forecasted product revenues denominated in certain foreign currencies. The program includes foreign currency forward contracts that are designated as cash flow hedges under U.S. GAAP having contractual durations from one to 36 months. We recognize realized gains and losses for the effective portion of such contracts in “Product revenues, net” in our condensed consolidated statements of income (loss) in the same period that we recognize the product revenues that were impacted by the hedged foreign exchange rate changes.
We formally document the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as our risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. If we were to determine that a (i) foreign currency forward contract is not highly effective as a cash flow hedge, (ii) foreign currency forward contract has ceased to be a highly effective hedge or (iii) forecasted transaction is no longer probable of occurring, we would discontinue hedge accounting treatment prospectively. We measure effectiveness based on the change in fair value of the forward contracts and the fair value of the hypothetical foreign currency forward contracts with terms that match the critical terms of the risk being hedged. As of June 30, 2025, all hedges were determined to be highly effective.
We consider the impact of our counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of June 30, 2025 and December 31, 2024, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the notional amount in U.S. dollars of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP:

	As of June 30, 2025	As of December 31, 2024

Foreign Currency	(in millions)
Euro	$2,733.5	$1,977.4
British pound sterling	364.4	301.7
Canadian dollar	329.3	322.0
Australian dollar	207.2	179.2
Swiss Franc	92.5	79.7
Total foreign currency forward contracts	$3,726.9	$2,860.0
Foreign currency forward contracts - Not designated as hedging instruments
We enter into foreign currency forward contracts, typically with contractual maturities of approximately one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under U.S. GAAP. We recognize realized gains and losses for such contracts in “Other income (expense), net” in our condensed consolidated statements of income (loss) each period. As of December 31, 2024, the notional amount of our outstanding foreign currency forward contracts where hedge accounting under U.S. GAAP was not applied was $367.0 million. As of June 30, 2025, we did not have any of these contracts.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
During the three and six months ended June 30, 2025 and 2024, we recognized the following related to foreign currency forward contracts in our condensed consolidated statements of income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$(21.3)	$10.9	$2.8	$14.3
Not designated as hedging instruments
Other income (expense), net	$(3.1)	$(13.4)	$(4.3)	$(15.8)

Total reported in the Condensed Consolidated Statements of Income (Loss)
Product revenues, net	$2,944.0	$2,645.6	$5,704.2	$5,336.2
Other income (expense), net	$13.2	$(23.1)	$(4.4)	$(54.3)
The following table summarizes the fair value of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP included on our condensed consolidated balance sheets:

As of June 30, 2025
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value

(in millions)
Prepaid expenses and other current assets	$2.6	Other current liabilities	$(157.0)
Other assets	—	Other long-term liabilities	(65.1)
Total assets	$2.6	Total liabilities	$(222.1)

As of December 31, 2024
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value

(in millions)
Prepaid expenses and other current assets	$130.1	Other current liabilities	$—
Other assets	12.4	Other long-term liabilities	—
Total assets	$142.5	Total liabilities	$—
As of June 30, 2025, we expect the amounts that are related to foreign currency forward contracts designated as cash flow hedges under U.S. GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
We present the fair value of our foreign currency forward contracts on a gross basis within our condensed consolidated balance sheets. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under U.S. GAAP on our condensed consolidated balance sheets:

	As of June 30, 2025
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset

Foreign currency forward contracts	(in millions)
Total assets	$2.6	$—	$2.6	$(2.6)	$—
Total liabilities	(222.1)	—	(222.1)	2.6	(219.5)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset

Foreign currency forward contracts	(in millions)
Total assets	$142.5	$—	$142.5	$—	$142.5
Total liabilities	—	—	—	—	—

H.Inventories
“Inventories” consisted of the following:

	As of June 30, 2025	As of December 31, 2024

	(in millions)
Raw materials	$221.4	$252.0
Work-in-process	1,063.6	768.8
Finished goods	214.3	184.6
Total	$1,499.3	$1,205.4

I.Intangible Assets
“Other intangible assets, net” consisted of the following:

		As of June 30, 2025			As of December 31, 2024
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions, except useful lives)
In-process research and development	Indefinite	$224.6	$—	$224.6	$603.6	$—	$603.6
Finite-lived intangible assets - marketed products	10 to 12 years	238.0	(32.0)	206.0	238.0	(21.9)	216.1
Finite-lived intangible assets - assembled workforce	3 years	7.7	(2.8)	4.9	7.7	(1.5)	6.2
Total other intangible assets, net		$470.3	$(34.8)	$435.5	$849.3	$(23.4)	$825.9
In March 2025, based on results from a Phase 1/2 clinical trial evaluating our VX-264 clinical program in patients with type 1 diabetes (“T1D”), we concluded that VX-264 will not be advancing further in clinical development. Based on this event, we performed an interim impairment test on the fair value of our VX-264 indefinite-lived in-process research and development asset that we acquired from Semma Therapeutics, Inc. in 2019. As a result, using the multi period earnings method of the income approach, we recorded a full intangible asset impairment charge of $379.0 million in the first quarter of 2025. As of June 30, 2025, our remaining indefinite-lived in-process research and development assets were associated with our T1D program.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
J.Stock-based Compensation Expense and Share Repurchase Programs
Stock-based compensation expense
During the three and six months ended June 30, 2025 and 2024, we recognized the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Stock-based compensation expense by type of award:
Restricted stock units (including PSUs)	$162.9	$150.7	$326.3	$337.9
ESPP share issuances	7.1	4.5	12.7	10.3
Stock options	1.2	1.8	1.2	1.8
Stock-based compensation expense related to inventories	(3.9)	(2.8)	(6.8)	(3.9)
Total stock-based compensation expense included in “Total costs and expenses”	$167.3	$154.2	$333.4	$346.1

Stock-based compensation expense by line item:
Cost of sales	$2.5	$1.8	$5.1	$3.6
Research and development expenses	99.6	97.1	199.7	216.5
Selling, general and administrative expenses	65.2	55.3	128.6	126.0
Total stock-based compensation expense included in “Total costs and expenses”	167.3	154.2	333.4	346.1
Income tax effect	(36.5)	(80.7)	(111.7)	(159.7)
Total stock-based compensation expense, net of tax	$130.8	$73.5	$221.7	$186.4
Share repurchase program
In February 2023, our Board of Directors approved a share repurchase program, pursuant to which we are authorized to repurchase up to $3.0 billion of our common stock. During the six months ended June 30, 2025 and 2024, we repurchased 1.8 million and 1.1 million shares of our common stock under the program, respectively, for aggregate repurchases of $811.4 million and $456.2 million, respectively. As of June 30, 2025, we had $569.9 million remaining authorization under this 2023 program.
In May 2025, our Board of Directors approved an additional share repurchase program, pursuant to which we are authorized to repurchase up to $4.0 billion of our common stock. As of June 30, 2025, we had not repurchased any shares of our common stock under this 2025 program.
As of June 30, 2025, we had total remaining authorization of $4.6 billion under our share repurchase programs, which do not have expiration dates and can be discontinued at any time.

K.Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. During the three and six months ended June 30, 2025 and 2024, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions, except percentages)
Income (loss) before provision for income taxes	$1,283.0	$(3,391.2)	$2,013.4	$(2,112.1)
Provision for income taxes	$250.1	$202.4	$334.2	$381.9

Effective tax rate	19.5%	(6.0)%	16.6%	(18.1)%
Our effective tax rate for the three and six months ended June 30, 2025 was lower than the U.S. statutory rate primarily due to excess tax benefits related to stock-based compensation and tax credits.
Our effective tax rate for the three and six months ended June 30, 2024 was materially different than the U.S. statutory rate primarily due to the $4.4 billion of non-deductible AIPR&D resulting from our acquisition of Alpine, which drove our pre-tax loss in each of these periods.
We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2025 and December 31, 2024, we had $412.1 million and $341.4 million, respectively, of net unrecognized tax benefits, which would affect our tax rate if recognized.
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
In July 2025, the U.S. enacted H.R.1, which includes significant provisions modifying the U.S. tax framework. We are currently evaluating the impact of these legislative changes and will review additional interpretative guidance as it becomes available. These legislative changes could have an impact on our future effective tax rates, tax liabilities, and cash taxes. As required by ASC 740, Income Taxes, the estimated impact of H.R.1 will be included in our financial results in the third quarter of 2025, the period of enactment.

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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
1.500%, in each case based on our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period).
Any amounts borrowed pursuant to the Credit Agreement are guaranteed by certain of our existing and future domestic subsidiaries, subject to certain exceptions.
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including a financial covenant to maintain subject to certain limited exceptions, a consolidated leverage ratio of 3.50 to 1.00, subject to an increase to 4.00 to 1.00 following a material acquisition. As of June 30, 2025, we were in compliance with the covenants described above. The Credit Agreement also contains customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under outstanding loans.
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
Legal Matters and Other Contingencies
We are and may become subject to claims and legal proceedings in the ordinary course of our business activities. If we determine that it is probable that future expenditures will be made for a particular matter and such expenditures can be reasonably estimated, we accrue a loss contingency based on our best estimate of the probable range of loss. We accrue the minimum amount within the probable range of loss if no amount within the range is more likely than another. If we determine that future expenditures are not probable, or probable but not reasonably estimated, we do not accrue a loss contingency. If we determine that a material loss is reasonably possible and the range of loss can be estimated, we disclose the possible range of loss.
As described in Note B, “Collaboration, License and Other Arrangements,” we have an agreement with the CFF pursuant to which we owe third party royalties payable on net sales of certain CF products, including ALYFTREK. During the six months ended June 30, 2025, our ALYFTREK net product revenues totaled $210.7 million. Based on our agreement with the CFF, the royalty burden associated with ALYFTREK is 4%. The third party to whom the CFF has assigned its ALYFTREK royalty rights has made public statements that they believe the ALYFTREK royalty burden is in the high-single digits. We

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
believe that these statements are inconsistent with the plain terms of our agreement with the CFF and would not survive close scrutiny. Following our earnings call on August 4, 2025, the third party requested that we engage in discussions to resolve this disagreement, which engagement is required by the agreement.
On a quarterly basis, we evaluate developments with claims, whether asserted or unasserted, and legal proceedings that could result in a loss contingency accrual, or an increase or decrease to a previously accrued loss contingency. There were no material loss contingencies accrued as of June 30, 2025 or December 31, 2024.
We also have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for such contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Other than our contingent consideration liabilities discussed in Note D, “Fair Value Measurements,” there were no significant contingent liabilities accrued as of June 30, 2025 or December 31, 2024.

M.Segment Information
Revenues by Product
“Product revenues, net” consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
TRIKAFTA/KAFTRIO	$2,551.1	$2,449.2	$5,086.6	$4,932.8
ALYFTREK	156.8	—	210.7	—
Other product revenues	236.1	196.4	406.9	403.4
Total product revenues, net	$2,944.0	$2,645.6	$5,704.2	$5,336.2
In the three and six months ended June 30, 2025, "Other product revenues" included $30.4 million and $44.6 million, respectively, from CASGEVY, and $12.0 million and $13.3 million, respectively, from JOURNAVX. In the three and six months ended June 30, 2024, there were no revenues for these products. The remaining “Other product revenues” are related to KALYDECO, ORKAMBI, and SYMDEKO/SYMKEVI, our other CF products.
Product Revenues by Geographic Location
“Product revenues, net” by geographic region, based on the location of the customer, consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
United States	$1,827.5	$1,614.3	$3,481.0	$3,134.2
Outside of the United States
Europe	910.9	806.8	1,737.5	1,774.2
Other	205.6	224.5	485.7	427.8
Total product revenues outside of the United States	1,116.5	1,031.3	2,223.2	2,202.0
Total product revenues, net	$2,944.0	$2,645.6	$5,704.2	$5,336.2

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
Significant Segment Expenses
Significant segment expenses are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

	(in millions)
Total revenues	$2,964.7	$2,645.6	$5,734.9	$5,336.2
Costs and expenses:
Cost of sales - products	140.5	123.5	271.1	232.3
Cost of sales - royalty	267.0	248.4	499.4	482.2
Research expenses	209.3	207.3	415.4	403.4
Development expenses	769.1	759.3	1,542.7	1,352.3
Acquired in-process research and development expenses	2.2	4,449.1	22.0	4,525.9
Selling and other commercial expenses	264.6	196.3	505.7	388.0
General and administrative expenses	160.0	175.9	315.3	326.9
Intangible asset impairment charge	—	—	379.0	—
Interest income	(122.4)	(156.5)	(243.3)	(337.7)
Other segment items (1)	(8.6)	33.5	14.2	75.0
Provision for income taxes	250.1	202.4	334.2	381.9
Net income (loss)	$1,032.9	$(3,593.6)	$1,679.2	$(2,494.0)
(1)Other segment items included in “Net income (loss)” primarily include changes in the fair value of contingent consideration, interest expense and changes in the fair value of equity investments.
Additional Segment Information
During the three and six months ended June 30, 2025, we recorded total depreciation and amortization expense of $51.7 million and $100.1 million, respectively. During the three and six months ended June 30, 2024, we recorded total depreciation and amortization expense of $54.0 million and $107.5 million, respectively.
N.Additional Balance Sheet & Cash Flow Information
Contract Liabilities
We had contract liabilities of $146.9 million and $206.8 million as of June 30, 2025 and December 31, 2024, respectively, primarily related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement we can receive for our CF products. Upon exceeding the annual reimbursement amount provided by the customer’s contract with us, our CF products are provided free of charge, which is a material right. These contracts include upfront payments and fees. If we estimate that we will exceed the annual reimbursement amount under a contract, we defer a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” Once the reimbursement limit has been reached, we recognize the deferred amount as revenue when we ship the free products. Our CF product revenue contracts include performance obligations that are one year or less.
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

	Six Months Ended June 30,
	2025		2024
	Beginning of period	End of period	Beginning of period	End of period

	(in millions)
Cash and cash equivalents	$4,569.6	$4,972.2	$10,369.1	$4,580.1
Prepaid expenses and other current assets	2.6	9.8	3.2	10.9
Cash, cash equivalents and restricted cash per condensed consolidated statement of cash flows	$4,572.2	$4,982.0	$10,372.3	$4,591.0
Supplemental Cash Flow Information
We obtained $5.1 million and $295.0 million of right-of-use operating lease assets in exchange for lease obligations during the six months ended June 30, 2025 and 2024, respectively, which represent non-cash operating activities associated with our condensed consolidated statement of cash flows.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are a global biotechnology company that invests in scientific innovation to create transformative medicines for people with serious diseases, with a focus on specialty markets. We have seven approved medicines: five that treat the underlying cause of cystic fibrosis (“CF”), a life-threatening genetic disease, one that treats severe sickle cell disease (“SCD”) and transfusion dependent beta thalassemia (“TDT”), life shortening inherited blood disorders, and one that treats moderate-to-severe acute pain. Our clinical-stage pipeline includes programs in CF, SCD, beta thalassemia, acute and peripheral neuropathic pain, type 1 diabetes, IgA nephropathy, primary membranous nephropathy and other autoimmune renal diseases and cytopenias, APOL1-mediated kidney disease, myotonic dystrophy type 1, and autosomal dominant polycystic kidney disease.
In December 2024, the U.S. Food and Drug Administration (the “FDA”) approved ALYFTREK (vanzacaftor/tezacaftor/deutivacaftor), our once-daily next-in-class triple combination for the treatment of people with CF 6 years of age and older, and our fifth CF medicine. ALYFTREK is also approved in the United Kingdom (the “U.K.”), the European Union (“E.U.”), and Canada. Collectively, our five medicines, led by TRIKAFTA/KAFTRIO (elexacaftor/tezacaftor/ivacaftor and ivacaftor), are being used to treat more than three quarters of the approximately 94,000 people with CF in the U.S., Europe, Australia, and Canada.
CASGEVY (exagamglogene autotemcel), our ex-vivo, non-viral CRISPR/Cas9 gene-edited cell therapy, is approved in the U.S., the E.U., the U.K., the Kingdom of Saudi Arabia (“Saudi Arabia”), the Kingdom of Bahrain (“Bahrain”), Qatar, the United Arab Emirates (the “UAE”), Switzerland and Canada for the treatment of people 12 years of age and older with SCD or TDT. We estimate approximately 60,000 people with severe SCD or TDT are or could become eligible for CASGEVY in the U.S., Canada, Europe, and the Middle East.
In January 2025, the FDA approved JOURNAVX, our selective non-opioid NaV1.8 pain signal inhibitor, for the treatment of people with moderate-to-severe acute pain. We have begun our commercial launch of JOURNAVX in the U.S. for eligible adults.
Financial Highlights

Revenues
In the second quarter of 2025, our net product revenues increased to $2.9 billion as compared to $2.6 billion in the second quarter of 2024, primarily due to continued strong patient demand for TRIKAFTA/KAFTRIO and early contributions from three ongoing launches.

Expenses
Our total research and development (“R&D”), acquired in-process research and development (“AIPR&D”), and selling, general and administrative (“SG&A”) expenses decreased to $1.4 billion in the second quarter of 2025 as compared to $5.8 billion in the second quarter of 2024, primarily due to $4.4 billion of AIPR&D expenses incurred from our acquisition of Alpine Immune Sciences, Inc. (“Alpine”) in May 2024. Cost of sales was 14% in each of the second quarter of 2025 and 2024.

Cash
Our total cash, cash equivalents and marketable securities increased to $12.0 billion as of June 30, 2025 as compared to $11.2 billion as of December 31, 2024 primarily due to cash flows provided by our operating activities partially offset by repurchases of our common stock and income tax payments.

Note: Charts above may not add due to rounding.
Business Updates
Marketed Products
Cystic Fibrosis
We expect that the number of people with CF taking our medicines will continue to grow through new approvals and reimbursement agreements, treatment of younger patients, increased survival and expansion into additional geographies. Recent and anticipated progress in activities expanding our CF business is included below:
•ALYFTREK is approved by the European Commission for the treatment of people with CF 6 years of age and older who have at least one F508del mutation or another responsive mutation in the CFTR gene. Eligible patients in Germany and Denmark have access to ALYFTREK, and we expect eligible patients in Ireland will have access in the third quarter of 2025. We will continue to work with reimbursement bodies across additional E.U. member states to ensure access for all eligible patients as quickly as possible. In addition, we have entered into a reimbursement agreement with the National Health Service (“NHS”) England for eligible CF patients to access ALYFTREK.
•Health Canada approved ALYFTREK for the treatment of people with CF 6 years of age and older who have at least one F508del mutation or another responsive mutation in the CFTR gene. We are working to secure reimbursement for eligible patients in Canada.
•Regulatory submissions for ALYFTREK are under review in Switzerland, Australia and New Zealand.
Sickle Cell Disease and Beta Thalassemia
•Through reimbursement agreements, we have secured access to CASGEVY for eligible SCD and TDT patients in 10 countries. Countries with recent reimbursement agreements include Northern Ireland, Scotland and Denmark. We will continue to work with government and reimbursement authorities globally to secure access for eligible patients.
•We have met our goal of activating more than 75 authorized treatment centers. Since launch through the end of the second quarter of 2025, approximately 115 patients have had their first cell collection, and 29 patients have received infusions of CASGEVY, including 16 patients infused in the second quarter of 2025.
Acute Pain
•Since JOURNAVX became available at pharmacies in March through mid-July, more than 110,000 prescriptions have been written and filled across the hospital and retail settings in different acute pain conditions, consistent with its broad label.
•As of mid-July, across commercial and government payers, nearly 150 million individuals have covered access to JOURNAVX, representing almost half of U.S. covered lives. This includes formal coverage agreements with two of the three large national pharmacy benefit managers and unrestricted access within 16 state Medicaid plans. We expect access to JOURNAVX to continue to expand over the course of 2025.

•More than 50 of the targeted 150 large healthcare systems and more than 500 individual hospitals of the 2,000 targeted institutions have added JOURNAVX to formularies, protocols or order sets. We have national group purchasing agreements with two of the largest group purchasing organizations in the U.S.
Pipeline
We continue to advance a diversified pipeline of potentially transformative medicines for serious diseases utilizing a range of modalities. Recent and anticipated progress in activities supporting these efforts is included below:
Cystic Fibrosis
•We are completing Phase 3 clinical trials in younger age groups to expand the TRIKAFTA/KAFTRIO and ALYFTREK labels and to enable earlier treatment of children with CF. We have completed enrollment in a global trial evaluating ALYFTREK in children 2 to 5 years of age.
•In collaboration with Moderna, Inc. (“Moderna”), we are developing VX-522, a nebulized CFTR mRNA therapy for the treatment of people with CF who do not produce full-length CFTR protein. The Independent Data Monitoring Committee has completed its review of VX-522, and endorsed restart of the Phase 1/2 clinical trial evaluating VX-522. We expect to resume dosing in the multiple ascending dose portion of this trial in the near term.
Sickle Cell Disease and Transfusion-Dependent Beta Thalassemia
•We have completed enrollment in two global Phase 3 clinical trials evaluating CASGEVY in children 5 to 11 years of age with SCD or TDT and expect to complete dosing in the second half of 2025.
Acute Pain
•We announced results from the Phase 2 placebo-controlled dose-ranging clinical trial evaluating the safety and efficacy of VX-993, an investigational selective NaV1.8 pain signal inhibitor, for the treatment of acute pain following bunionectomy surgery. Treatment with VX-993 did not result in a statistically significant improvement on the primary endpoint of the time-weighted sum of the pain intensity difference from 0 to 48 hours (SPID48) compared to placebo. VX-993 was generally safe and well-tolerated. Based on these results, we will not further advance VX-993 as monotherapy in acute pain.
Peripheral Neuropathic Pain
•We continue to enroll and dose people with diabetic peripheral neuropathy, a common form of chronic peripheral neuropathic pain, in a Phase 3 pivotal trial evaluating suzetrigine.
•As part of an End of Phase 2 discussion with the FDA, the FDA indicated that they do not see a path to a broad peripheral neuropathic pain label at this time. As such, we will not initiate a Phase 3 lumbosacral radiculopathy clinical trial. We will prioritize diabetic peripheral neuropathy as the first peripheral neuropathic pain indication, and we expect to begin a second Phase 3 clinical trial evaluating suzetrigine in diabetic peripheral neuropathy in the near term. We expect to complete enrollment in both Phase 3 clinical trials in diabetic peripheral neuropathy by the end of 2026. We plan to continue to work with the FDA to expand the diabetic peripheral neuropathy indication over time to include additional neuropathic pain conditions and assess potential pathways to secure a broad peripheral neuropathic pain label.
Type 1 Diabetes
•Zimislecel is an allogeneic, stem cell-derived, fully differentiated, insulin-producing islet cell replacement therapy, using standard immunosuppression to protect the implanted cells. We expect to complete enrollment and dosing in the Phase 3 portion of the Phase 1/2/3 clinical trial of zimislecel in people with type 1 diabetes (“T1D”) with severe hypoglycemic events and impaired awareness of hypoglycemia in the near term. We expect global regulatory submissions for zimislecel in 2026.
IgA Nephropathy, Primary Membranous Nephropathy and Other B Cell-Driven Diseases
•We are developing povetacicept, a dual antagonist of B cell activating factor (“BAFF”) and a proliferation-inducing ligand (“APRIL”) cytokines, as a potentially best-in-class approach to treat immunoglobulin A nephropathy (“IgAN”) and primary membranous nephropathy (“pMN”). We believe povetacicept holds pipeline-in-a-product potential.

•The global Phase 3 RAINIER trial evaluating povetacicept in people with IgAN completed enrollment of the interim analysis cohort in the second quarter. The interim analysis will be conducted once this cohort reaches 36 weeks of treatment, with the potential to file for Accelerated Approval in the U.S. in the first half of 2026, if results are supportive. We expect to complete enrollment in the full clinical trial in 2025. Clinical trials to support the launch of povetacicept for at-home self-administration are underway.
•Based on the strength of the Phase 2 results in the RUBY-3 clinical trial, we completed the End of Phase 2 meeting with the FDA and reached agreement with the FDA on the pivotal development program in pMN. We expect to initiate the Phase 2/3 trial evaluating povetacicept in people with pMN by the end of 2025.
•We have prioritized generalized myasthenia gravis (“gMG”) and warm autoimmune hemolytic anemia (“wAIHA”) as the next potential indications for povetacicept. Other RUBY-3 and RUBY-4 indications have been deprioritized. In the U.S. and Europe, we believe there are approximately 300,000 people diagnosed with IgAN, approximately 150,000 people diagnosed with pMN, approximately 175,000 people diagnosed with gMG, and approximately 35,000 people diagnosed with primary wAIHA.
•In June, we entered into an exclusive collaboration and license agreement with Ono Pharmaceutical Co., Ltd. for the development and commercialization of povetacicept in Japan and South Korea. This partnership further expands upon the geographic expansion momentum started through a partnership with Zai Lab announced in January.
APOL1-Mediated Kidney Disease
•Inaxaplin is our small molecule for the treatment of APOL1-mediated kidney disease (“AMKD”). We expect to complete enrollment in the interim analysis cohort of the global Phase 2/3 pivotal clinical trial evaluating inaxaplin (“AMPLITUDE”) in 2025. We expect to conduct the pre-planned interim analysis once this cohort has been treated for 48 weeks, with potential to file for accelerated approval in the U.S. if the results are supportive. This trial has met its minimum target for pediatric enrollment (10 - 17 years of age) and continues to enroll both pediatric and adult patients.
Our Business Environment
In the first half of 2025, our net product revenues came primarily from the sale of our medicines for the treatment of CF. Our CF strategy involves continuing to develop and obtain approval and reimbursement for treatment regimens that will provide benefits to all people with CF and increasing the number of people with CF eligible and able to receive our medicines. We are continuing to progress commercialization of CASGEVY, which has received marketing approvals in the U.S. and across multiple geographies, including countries in Europe and the Middle East, for the treatment of SCD and TDT. In addition, we have begun our commercial launch of JOURNAVX for the treatment of acute pain, which received marketing approval in the U.S. in January 2025. We also continue to advance our pipeline of product candidates for the treatment of serious diseases outside of CF, SCD, TDT, and acute pain.
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
Sales of our products depend, to a large degree, on the extent to which our products are reimbursed by third-party payors, such as government health programs, commercial insurance and managed health care organizations. Reimbursement for our products, including our potential pipeline therapies, cannot be assured and may take significant periods of time to obtain. We dedicate substantial management and other resources to obtain and maintain appropriate levels of reimbursement for our products from third-party payors, including governmental organizations in the U.S. and ex-U.S. markets. In the U.S., for example, recently enacted changes to the Medicaid program may result in a less favorable coverage environment that may impact our revenues.
In the U.S., we have worked successfully with third-party payors to promptly obtain appropriate levels of reimbursement for our CF medicines. In addition, we are working with U.S. government and commercial payors with respect to CASGEVY and JOURNAVX. We anticipate broad access with government and commercial payors for CASGEVY in the U.S., and we have recently entered into multiple agreements with government and commercial health insurance providers to provide such access. For JOURNAVX in the U.S., we have been working with government and commercial payors pre- and post-approval to support rapid and broad access. We plan to continue to engage in discussions with numerous commercial insurers and managed health care organizations, along with government health programs that are typically managed by authorities in the individual states, to ensure that payors recognize the significant benefits that all our therapies provide and provide patients with appropriate levels of access to our medicines and therapies now and in the future. We cannot, however, predict how changes in the law, including through the Inflation Reduction Act of 2022 and passage of state laws (e.g., transparency laws and prescription drug affordability boards), will affect our ability to negotiate successfully with third-party payors and distribute our products. In addition, federal and state governments in the U.S. continue to consider policies to lower prescription drug costs. The logistics of such initiatives continue to be discussed, and we cannot anticipate how these actions, if enacted, may impact our revenues and our business. Similarly, in ex-U.S. markets, we seek government reimbursement for our medicines on a country-by-country or region-by-region basis, as required. This is necessary for each new medicine, as well as for label expansions for our current medicines. We are working with ex-U.S. payors with respect to CASGEVY, and we are pursuing long-term reimbursement agreements. We have secured reimbursed access for people with SCD or TDT across multiple geographies, including countries in Europe and the Middle East. We expect to continue to focus significant resources to expand and maintain reimbursement for our CF medicines, CASGEVY, JOURNAVX, and, ultimately, our pipeline therapies, in U.S. and ex-U.S. markets.
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
Over the last several years, we entered into collaboration agreements with a number of companies, including CRISPR Therapeutics AG (“CRISPR”), Entrada Therapeutics, Inc. (“Entrada”), and Moderna.
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
Acquired In-Process Research and Development Expenses
In the first half of 2025 and 2024, our AIPR&D included $22.0 million and $4.5 billion, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including the asset acquisitions, collaborations, and licenses of third-party technologies described above. Please refer to Note B, “Collaboration, License and Other Arrangements,” for further information regarding our asset acquisitions, collaborations and in-license agreements.
Out-licensing Arrangements
We also have out-licensed certain development programs to collaborators who are leading the development or commercialization of these programs, either globally or within certain geographic regions.
In January 2025 and June 2025, we entered into agreements with Zai Lab Limited (“Zai”) and Ono Pharmaceuticals Co., Ltd (“Ono”), respectively, for the development and commercialization of povetacicept in various Asian markets. Zai licensed povetacicept in mainland China, Hong Kong SAR, Macau SAR, Taiwan region and Singapore, while Ono licensed povetacicept in Japan and South Korea. Zai and Ono are responsible for povetacicept clinical trials, regulatory submissions, and all commercialization activities, if povetacicept becomes an approved product, in their licensed territories. We are eligible to receive certain regulatory milestone payments and tiered royalties on future net sales of povetacicept in these regions.

RESULTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(in millions, except percentages and per share amounts)
Total revenues	$2,964.7	$2,645.6	12%	$5,734.9	$5,336.2	7%
Acquired in-process research and development expenses	2.2	4,449.1	**	22.0	4,525.9	**
Intangible asset impairment charge	—	—	**	379.0	—	**
Other operating costs and expenses	1,811.4	1,711.2	6%	3,552.7	3,185.5	12%
Income (loss) from operations	1,151.1	(3,514.7)	**	1,781.2	(2,375.2)	**
Other non-operating income, net	131.9	123.5	7%	232.2	263.1	(12)%
Provision for income taxes	250.1	202.4	24%	334.2	381.9	(12)%
Net income (loss)	$1,032.9	$(3,593.6)	**	$1,679.2	$(2,494.0)	**

Net income (loss) per diluted common share	$3.99	$(13.92)		$6.48	$(9.66)
Diluted shares used in per share calculations	258.9	258.1		259.2	258.1
				** Not meaningful
Total Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(in millions, except percentages)
TRIKAFTA/KAFTRIO	$2,551.1	$2,449.2	4%	$5,086.6	$4,932.8	3%
ALYFTREK	156.8	—	**	210.7	—	**
Other product revenues	236.1	196.4	20%	406.9	403.4	1%
Product revenues, net	2,944.0	2,645.6	11%	5,704.2	5,336.2	7%
Other revenues	20.7	—	**	30.7	—	**
Total revenues	$2,964.7	$2,645.6	12%	$5,734.9	$5,336.2	7%
				** Not meaningful
Product Revenues, Net
In the second quarter and first half of 2025, our net product revenues increased by $298.4 million and $368.0 million, or 11% and 7%, as compared to the second quarter and first half of 2024, respectively, primarily due to continued strong demand for TRIKAFTA/KAFTRIO and early contributions from three ongoing launches. In the second quarter and first half of 2025, "Other product revenues" included $30.4 million and $44.6 million, respectively, from CASGEVY, and $12.0 million and $13.3 million, respectively, from JOURNAVX. In the second quarter and first half of 2024, there were no revenues for these products.
Our net product revenues from the U.S. and from ex-U.S. markets were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(in millions, except percentages)
United States	$1,827.5	$1,614.3	13%	$3,481.0	$3,134.2	11%
ex-U.S.	1,116.5	1,031.3	8%	2,223.2	2,202.0	1%
Product revenues, net	$2,944.0	$2,645.6	11%	$5,704.2	$5,336.2	7%

In the second quarter and first half of 2025, our net product revenues increased 13% and 11% in the U.S., as compared to the second quarter and first half of 2024, respectively, due to higher net realized pricing and continued strong patient demand. In the second quarter of 2025, our ex-U.S. net product revenues increased 8% as compared to the second quarter of 2024, primarily due to strong performance across multiple geographies. In the first half of 2025, our ex-U.S. net product revenues increased 1%, as compared to the first half of 2024, primarily due to an expected decline in product revenues in Russia, where we are continuing to experience a violation of our intellectual property rights.
Other Revenues
In the second quarter and first half of 2025, “Other revenues” were $20.7 million and $30.7 million, respectively. In the second quarter of 2025, Other revenues included a $20.6 million upfront payment received from our collaboration agreement with Ono. In the first half of 2025, Other revenues also included a $10.0 million upfront payment received from our collaboration agreement with Zai.
Operating Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(in millions, except percentages)
Cost of sales	$407.5	$371.9	10%	$770.5	$714.5	8%
Research and development expenses	978.4	966.6	1%	1,958.1	1,755.7	12%
Acquired in-process research and development expenses	2.2	4,449.1	**	22.0	4,525.9	**
Selling, general and administrative expenses	424.6	372.2	14%	821.0	714.9	15%
Intangible asset impairment charge	—	—	**	379.0	—	**
Change in fair value of contingent consideration	0.9	0.5	**	3.1	0.4	**
Total costs and expenses	$1,813.6	$6,160.3	(71)%	$3,953.7	$7,711.4	(49)%

				** Not meaningful
Cost of Sales
Our cost of sales primarily consists of third-party royalties payable on net sales of our CF products as well as the cost of producing inventories. Pursuant to our agreement with the Cystic Fibrosis Foundation, our tiered third-party royalties on sales of ALYFTREK, TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, KALYDECO, and ORKAMBI, calculated as a percentage of net sales, range from the single digits to the sub-teens, with lower royalties on sales of ALYFTREK and TRIKAFTA/KAFTRIO than for our other products. The royalty burden associated with TRIKAFTA is 9.33% and the royalty burden associated with ALYFTREK is 4%. As previously disclosed, the third party to whom the Cystic Fibrosis Foundation has assigned its ALYFTREK royalty rights has made public statements that they believe the ALYFTREK royalty burden is in the high single-digits. We believe that these statements are inconsistent with the plain terms of our agreement with the Cystic Fibrosis Foundation and would not survive close scrutiny. Following our earnings call on August 4, 2025, the third party requested that we engage in discussions to resolve this disagreement, which engagement is required by the agreement.
In the second quarter and first half of 2025, our cost of sales increased $35.6 million and $56.0 million, or 10% and 8%, as compared to the second quarter and first half of 2024, respectively, primarily due to increased sales volume and changes in product mix. Our cost of sales as a percentage of our net product revenues was 14% in each of the second quarter of 2025, second quarter of 2024, and first half of 2025, and 13% in the first half of 2024.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(in millions, except percentages)
Research expenses	$209.3	$207.3	1%	$415.4	$403.4	3%
Development expenses	769.1	759.3	1%	1,542.7	1,352.3	14%
Total research and development expenses	$978.4	$966.6	1%	$1,958.1	$1,755.7	12%
Since January 2023, we have incurred approximately $8.8 billion in research and development expenses associated with product discovery and development. Our research and development expenses include internal and external costs incurred for research and development of our products and product candidates. We assign external costs of services provided to us by clinical research organizations and other outsourced research by individual program. Our internal costs include salary and benefits, stock-based compensation expense, laboratory supplies and other direct expenses and infrastructure costs, the majority of which are not assigned to individual products or product candidates.
Research Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(in millions, except percentages)
Research Expenses:
Salary and benefits	$53.1	$61.9	(14)%	$106.2	$114.9	(8)%
Stock-based compensation expense	22.5	28.6	(21)%	44.8	58.5	(23)%
Outsourced services and other direct expenses	71.0	67.0	6%	144.1	131.4	10%
Infrastructure costs	62.7	49.8	26%	120.3	98.6	22%
Total research expenses	$209.3	$207.3	1%	$415.4	$403.4	3%
Our research expenses reflect investment in our pipeline and expansion of our cell and genetic therapy capabilities, which has increased our outsourced services and other direct expenses and infrastructure costs in the second quarter and first half of 2025 as compared to the second quarter and first half of 2024. Salary and benefits in the second quarter and first half of 2024 included $13.1 million associated with cash-settled unvested Alpine equity awards. Compared to the second quarter and first half of 2024, our research expenses increased by $2.0 million, or 1%, and $12.0 million, or 3%, respectively. We expect to continue to invest in our research programs with a focus on creating transformative medicines for serious diseases.
Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(in millions, except percentages)
Development Expenses:
Salary and benefits	$187.3	$167.2	12%	$383.2	$337.3	14%
Stock-based compensation expense	77.1	68.5	13%	154.9	158.0	(2)%
Compensation expense for cash-settled unvested Alpine equity awards	—	151.9	**	—	151.9	**
Outsourced services and other direct expenses	372.5	267.2	39%	752.2	503.3	49%
Infrastructure costs	132.2	104.5	27%	252.4	201.8	25%
Total development expenses	$769.1	$759.3	1%	$1,542.7	$1,352.3	14%

				** Not meaningful

As we have advanced our pipeline of transformative medicines, we have invested in internal headcount and infrastructure to support multiple mid- and late-stage clinical development programs, including from our povetacicept programs acquired from Alpine, CF, T1D and pain programs. In conjunction with our acquisition of Alpine, we incurred $151.9 million associated with cash-settled unvested Alpine equity awards within development expenses in the second quarter and first half of 2024. Compared to the second quarter and first half of 2024, our development expenses increased by $9.8 million, or 1%, and $190.4 million, or 14%, respectively.
Our stock-based compensation expenses, including those recorded as research and development expenses, have historically fluctuated and is expected to continue to fluctuate from one period to another primarily due to changes in the probability of achieving milestones associated with our performance-based awards.
Acquired In-process Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(in millions, except percentages)
Acquired in-process research and development expenses	$2.2	$4,449.1	**	$22.0	$4,525.9	**
				** Not meaningful
AIPR&D in the second quarter and first half of 2025 included milestone payments. AIPR&D in the second quarter and first half of 2024 was primarily related to $4.4 billion AIPR&D resulting from our acquisition of Alpine, which was accounted for as an asset acquisition. AIPR&D in the first half of 2024 also included the $75.0 million milestone paid to Entrada during the first quarter of 2024. Our AIPR&D has historically fluctuated, and is expected to continue to fluctuate, from one period to another due to upfront, contingent milestone, and other payments pursuant to our existing and future business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions.
Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change

	(in millions, except percentages)
Selling, general and administrative expenses	$424.6	$372.2	14%	$821.0	$714.9	15%
Selling, general and administrative expenses increased by 14% and 15% in the second quarter and first half of 2025, respectively, as compared to the second quarter and first half of 2024 primarily due to increased commercial investment to support the launch of JOURNAVX.
Intangible Asset Impairment Charge
In the first quarter of 2025, based on results from a Phase 1/2 clinical trial evaluating our VX-264 clinical program in patients with T1D, we concluded that VX-264 will not be advancing further in clinical development. Based on this event, we performed an interim impairment test on the fair value of our VX-264 indefinite-lived in-process research and development asset that we acquired from Semma Therapeutics, Inc. in 2019. As a result, we recorded a full intangible asset impairment charge of $379.0 million associated with VX-264 in the first quarter of 2025.
Contingent Consideration
The fair value of our contingent consideration increased by $0.9 million and $3.1 million in the second quarter and first half of 2025, respectively, and increased by $0.5 million and $0.4 million in the second quarter and first half of 2024, respectively.

Other Non-Operating Income (Expense), Net
Interest Income
Interest income decreased from $156.5 million and $337.7 million in the second quarter and first half of 2024, respectively, to $122.4 million and $243.3 million in the second quarter and first half of 2025, respectively, primarily due to decreased market interest rates and decreased cash equivalents and available-for-sale debt securities following our acquisition of Alpine in the second quarter of 2024. Our future interest income is dependent on the amount of, and prevailing market interest rates on, our outstanding cash equivalents and available-for-sale debt securities.
Interest Expense
Interest expense was $3.7 million and $6.7 million in the second quarter and first half of 2025, respectively, and $9.9 million and $20.3 million in the second quarter and first half of 2024, respectively. Prior to the third quarter of 2024, the majority of our interest expense related to imputed interest expense associated with our corporate headquarters leases in Boston. Following the amendment of these leases in the third quarter of 2024 that changed their classifications from finance to operating leases, the operating lease costs associated with the leases are recorded entirely within operating expenses in our condensed consolidated statements of income (loss).
Other Income (Expense), Net
Other income (expense), net was income of $13.2 million and expense of $23.1 million in the second quarter of 2025 and 2024, respectively, and expenses of $4.4 million and $54.3 million in the first half of 2025 and 2024, respectively. These amounts primarily related to net unrealized gains or losses resulting from changes in the fair value of certain of our strategic equity investments, which consist of investments in our collaborators that may be public or privately-held companies. To the extent that we continue to hold strategic equity investments in publicly traded biotechnology companies, we expect that our other income (expense), net will continue to fluctuate in future periods due to the volatility in the stock prices of these companies that impacts the fair value of our investments. As of June 30, 2025, the fair value of our investments in publicly traded companies was $27.9 million.
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
In July 2025, the U.S. enacted H.R.1, which includes significant provisions modifying the U.S. tax framework. We are currently evaluating the impact of these legislative changes and will review additional interpretative guidance as it becomes available. These legislative changes could have an impact on our future effective tax rates, tax liabilities, and cash taxes. As required by ASC 740, Income Taxes, the estimated impact of H.R.1 will be included in our financial results in the third quarter of 2025, the period of enactment.
We recorded provisions for income taxes of $250.1 million and $202.4 million in the second quarter of 2025 and 2024, respectively, and $334.2 million and $381.9 million in the first half of 2025 and 2024, respectively. Our effective tax rate of 16.6% in the first half of 2025 was lower than the U.S. statutory rate primarily due to excess tax benefits related to stock-based compensation and tax credits. Our effective tax rate of (18.1)% in the first half of 2024 was materially different than the U.S. statutory rate primarily due to the $4.4 billion of AIPR&D resulting from our acquisition of Alpine, which drove our pre-tax loss in the first half of 2024.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025	As of December 31, 2024	Change

	(in millions, except percentages)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$4,972.2	$4,569.6
Marketable securities	1,410.6	1,546.3
Long-term marketable securities	5,645.9	5,107.9
Total cash, cash equivalents and marketable securities	$12,028.7	$11,223.8	7%

Working Capital:
Total current assets	$10,427.9	$9,596.4	9%
Total current liabilities	(4,138.4)	(3,564.6)	16%
Total working capital	$6,289.5	$6,031.8	4%
Working Capital
As of June 30, 2025, total working capital was $6.3 billion, which represented an increase of $257.7 million, or 4%, compared to December 31, 2024, primarily due to increased cash and cash equivalents resulting from our operations and increased inventories following the commercial launches of ALYFTREK and JOURNAVX.
Cash Flows

	Six Months Ended June 30,
	2025	2024

	(in millions)
Net cash provided by (used in):
Operating activities	$1,892.0	$(2,447.0)
Investing activities	$(540.3)	$(2,600.1)
Financing activities	$(1,029.6)	$(716.1)
Operating Activities
Cash provided by operating activities was $1.9 billion in the first half of 2025 primarily due to income from operations of $1.8 billion driven by our net product revenues. Cash used by operations was $2.4 billion in the first half of 2024 primarily due to our acquisition of Alpine partially offset by cash flows provided by other operating activities.
Investing Activities
Cash used in investing activities was $540.3 million in the first half of 2025, primarily related to net purchases of available-for-sale debt securities and purchases of property and equipment. Cash used in investing activities was $2.6 billion in the first half of 2024. The largest portion of our investing activities in the first half of 2024 were net purchases of available-for-sale debt securities.
Financing Activities
Cash used in financing activities were $1.0 billion and $716.1 million in the first half of 2025 and 2024, respectively. Our financing activities in each of these periods were primarily related to repurchases of our common stock pursuant to our share repurchase program and payments related to our employee stock benefit plans.
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
Credit Facilities & Financing Strategy
We may borrow up to a total of $500.0 million pursuant to a revolving credit facility that we entered into in July 2022 and could repay and reborrow amounts under this revolving credit agreement without penalty. Subject to certain conditions, we could request that the borrowing capacity be increased by an additional $500.0 million, for a total of $1.0 billion. Negative covenants in our credit agreement could prohibit or limit our ability to access this source of liquidity. As of June 30, 2025, the facility was undrawn, and we were in compliance with these covenants.
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
•As of June 30, 2025, we had $4.6 billion remaining authorization available in total under the share repurchase programs that our Board of Directors approved in February 2023 and May 2025. The programs do not have expiration dates and can be discontinued at any time. We expect to fund the programs through a combination of cash on hand and cash generated by operations.
There have not been any material changes to our future capital requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission, or SEC, on February 13, 2025.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the six months ended June 30, 2025, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 13, 2025.

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

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management (under the supervision and with the participation of our chief executive officer and chief financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, has concluded that, based on such evaluation, as of June 30, 2025 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I, Item 2, contain a number of forward-looking statements. Forward-looking statements are not purely historical and may be accompanied by words such as “anticipates,” “may,” “forecasts,” “expects,” “intends,” “plans,” “potentially,” “believes,” “seeks,” “estimates,” and other words and terms of similar meaning. Such statements may relate to:
•our financial performance, including revenues, costs and expenses, taxes, and other gains and losses;
•product development, including our development timelines, timing of data from our ongoing and planned clinical trials, regulatory authority filings and other submissions for our therapies, including potential to file for accelerated approvals, and communications with regulatory authorities;
•our ability to continue to grow our CF business by increasing the number of people with CF eligible and able to receive our medicines through new approvals and reimbursement agreements, treatment of younger patients, increased survival, and expansion into additional geographies;
•our ability to continue to launch, commercialize and market our products and our ability to obtain label expansions for existing therapies;
•our ability to obtain and maintain adequate coverage, pricing, and reimbursement from third-party payors for our products;
•the data that will be generated by ongoing and planned clinical trials, preclinical and nonclinical studies, and the ability to use that data to advance compounds, continue development or support regulatory filings;
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
•the establishment, development and maintenance of collaborative relationships, including potential milestone payments or other obligations, and other potential business development activities, including the identification of potential collaborative partners or acquisition targets;
•our plans to build and maintain our global supply chains and manufacturing infrastructure and capabilities, including for biologics, cell and gene therapies;
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Repurchases of Equity Securities
In February 2023 and May 2025, our Board of Directors approved share repurchase programs (our “Share Repurchase Programs”), pursuant to which we are authorized to repurchase up to $3.0 billion and $4.0 billion, respectively, of our common stock. Our Share Repurchase Programs do not have expiration dates and can be discontinued at any time. The table set forth below shows repurchases of securities by us during the three months ended June 30, 2025 under our Share Repurchase Programs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2025 to April 30, 2025	211,469	$485.93	211,469	$861,633,711
May 1, 2025 to May 31, 2025	350,138	$441.09	350,138	$4,707,190,344
June 1, 2025 to June 30, 2025	307,123	$447.07	307,123	$4,569,885,330
Total	868,730	$454.12	868,730	$4,569,885,330
(1) Under our Share Repurchase Programs, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the Securities and Exchange Commission.

Item 5.     Other Information
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The following table describes the written plans for the sale of our securities adopted by our directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) during the second quarter of 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (each, a “Trading Plan”).

Name and Title	Date of Adoption of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
Charles F. Wagner, Jr. EVP, Chief Operating & Financial Officer	5/09/2025	2/06/2026	23,532
Sangeeta Bhatia Director	5/27/2025	5/08/2026	1,116
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

Vertex Pharmaceuticals Incorporated

August 5, 2025	By:	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Chief Operating & Financial Officer (principal financial officer and duly authorized officer)