Form 10-Q
period 2026-03-31
VERTEX PHARMACEUTICALS INC / MA
filed 2026-05-05
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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
with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	253,805,417	Outstanding at April 30, 2026

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2026
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

Part I. Financial Information
Item 1.  Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Income
(unaudited; in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Product revenues, net	$2,986.9	$2,760.2
Other revenues	—	10.0
Total revenues	2,986.9	2,770.2
Costs and expenses:
Cost of sales	392.8	363.0
Research and development expenses	961.6	979.7
Acquired in-process research and development expenses	0.5	19.8
Selling, general and administrative expenses	493.7	396.4
Intangible asset impairment charge	—	379.0
Change in fair value of contingent consideration	0.2	2.2
Total costs and expenses	1,848.8	2,140.1
Income from operations	1,138.1	630.1
Interest income, net	114.8	117.9
Other expense, net	—	(17.6)
Income before provision for income taxes	1,252.9	730.4
Provision for income taxes	221.5	84.1
Net income	$1,031.4	$646.3

Net income per common share:
Basic	$4.06	$2.52
Diluted	$4.02	$2.49
Shares used in per share calculations:
Basic	254.1	256.9
Diluted	256.3	259.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$1,031.4	$646.3
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale debt securities, net of tax of $8.8 and $(4.6), respectively	(31.2)	16.5
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $(23.9) and $25.6, respectively	84.9	(90.3)
Foreign currency translation adjustment	(13.0)	14.1
Total other comprehensive income (loss)	40.7	(59.7)
Comprehensive income	$1,072.1	$586.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited; in millions, except share and per share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$5,492.9	$5,084.8
Marketable securities	1,753.8	1,523.3
Accounts receivable, net	1,996.1	2,052.8
Inventories	1,766.7	1,686.8
Prepaid expenses and other current assets	720.8	853.3
Total current assets	11,730.3	11,201.0
Property and equipment, net	1,608.4	1,520.3
Goodwill	1,088.0	1,088.0
Other intangible assets, net	418.5	424.2
Deferred tax assets	2,947.8	2,897.9
Operating lease assets	1,685.1	1,562.7
Long-term marketable securities	5,749.9	5,712.3
Other assets	1,256.4	1,236.6
Total assets	$26,484.4	$25,643.0
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$489.3	$461.7
Accrued expenses	2,984.2	2,971.2
Other current liabilities	407.1	428.3
Total current liabilities	3,880.6	3,861.2
Long-term operating lease liabilities	1,986.5	1,846.5
Other long-term liabilities	1,255.4	1,269.5
Total liabilities	7,122.5	6,977.2
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 254,163,953 and 253,991,224 shares issued and outstanding, respectively	2.5	2.5
Additional paid-in capital	4,743.2	5,119.2
Accumulated other comprehensive income (loss)	24.8	(15.9)
Retained earnings	14,591.4	13,560.0
Total shareholders’ equity	19,361.9	18,665.8
Total liabilities and shareholders’ equity	$26,484.4	$25,643.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited; in millions)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	256.9	$2.6	$6,672.4	$127.8	$9,606.8	$16,409.6
Other comprehensive loss, net of tax	—	—	—	(59.7)	—	(59.7)
Net income	—	—	—	—	646.3	646.3
Repurchases of common stock	(0.9)	—	(416.9)	—	—	(416.9)
Common stock withheld for employee tax obligations	(0.6)	—	(270.5)	—	—	(270.5)
Issuance of common stock under benefit plans	1.6	—	18.5	—	—	18.5
Stock-based compensation expense	—	—	169.0	—	—	169.0
Balance at March 31, 2025	257.0	$2.6	$6,172.5	$68.1	$10,253.1	$16,496.3

Balance at December 31, 2025	254.0	$2.5	$5,119.2	$(15.9)	$13,560.0	$18,665.8
Other comprehensive income, net of tax	—	—	—	40.7	—	40.7
Net income	—	—	—	—	1,031.4	1,031.4
Repurchases of common stock	(0.7)	—	(344.5)	—	—	(344.5)
Common stock withheld for employee tax obligations	(0.5)	—	(228.5)	—	—	(228.5)
Issuance of common stock under benefit plans	1.4	—	27.1	—	—	27.1
Stock-based compensation expense	—	—	169.9	—	—	169.9
Balance at March 31, 2026	254.2	$2.5	$4,743.2	$24.8	$14,591.4	$19,361.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited; in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,031.4	$646.3
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	166.4	166.1
Depreciation and amortization expense	55.9	48.4
Intangible asset impairment charge	—	379.0
Deferred income taxes	(65.3)	(191.6)
Other non-cash items, net	(5.0)	39.2
Changes in operating assets and liabilities:
Accounts receivable	39.8	(169.6)
Inventories	(97.7)	(167.1)
Prepaid expenses and other assets	173.4	(28.1)
Accounts payable	35.6	26.2
Accrued expenses	70.5	48.1
Other liabilities	23.1	22.0
Net cash provided by operating activities	1,428.1	818.9
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(2,507.6)	(1,647.4)
Sales and maturities of available-for-sale debt securities	2,209.1	1,637.6
Purchases of property and equipment	(133.4)	(40.7)
Other investing activities	—	(5.3)
Net cash used in investing activities	(431.9)	(55.8)
Cash flows from financing activities:
Issuances of common stock under benefit plans	27.0	16.7
Repurchases of common stock	(336.9)	(426.1)
Payments in connection with common stock withheld for employee tax obligations	(228.5)	(270.5)
Other financing activities	(0.4)	(0.5)
Net cash used in financing activities	(538.8)	(680.4)
Effect of changes in exchange rates on cash	(40.3)	30.5
Net increase in cash, cash equivalents and restricted cash	417.1	113.2
Cash, cash equivalents and restricted cash—beginning of period	5,087.8	4,572.2
Cash, cash equivalents and restricted cash—end of period	$5,504.9	$4,685.4

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$82.3	$184.4
Cash paid for interest	$3.2	$2.7
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
Certain information and footnote disclosures normally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”) have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of income for the interim periods ended March 31, 2026 and 2025.
The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025, which are contained in our 2025 Annual Report on Form 10-K.
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
Recently Issued Accounting Standards
Disaggregation of Income Statement Expenses
In 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03,
Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40):
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
Summary of Significant Accounting Policies
Our significant accounting policies are described in Note A, “Nature of Business and Accounting Policies,” in our 2025
Annual Report on Form 10-K.
B.Collaboration, License and Other Arrangements
Acquired In-Process Research and Development
We have entered into numerous business development agreements with third parties to collaborate on research, development and commercialization programs, license technologies, or acquire assets. Our “Acquired in-process research and

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
development expenses” (“AIPR&D”) included $0.5 million and $19.8 million in the three months ended March 31, 2026 and
2025, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions.
Our collaboration, licensing and asset acquisition agreements that had a significant impact on our financial statements for the three months ended March 31, 2026 and 2025 or were new or materially revised during the three months ended March 31,
2026, are described below. Additional agreements are described in Note B, “Collaboration, License and Other
Arrangements,” of our 2025 Annual Report on Form 10-K.
In-license Agreements
CRISPR Therapeutics AG
We have a joint development and commercialization agreement (the “CRISPR JDCA”) with CRISPR Therapeutics AG and its affiliates (“CRISPR”). Pursuant to the CRISPR JDCA, we lead global development, manufacturing and commercialization of CASGEVY for the treatment of hemoglobinopathies, including treatments for severe sickle cell disease
(“SCD”) and transfusion-dependent beta thalassemia, with support from CRISPR.
We share with CRISPR 40% of the net commercial profits or losses incurred with respect to CASGEVY, subject to certain adjustments, which is recorded to “Cost of sales.” The net commercial profits or losses equal the sum of the product revenues, cost of sales and selling, general and administrative expenses that we recognized during the applicable period related to the CRISPR JDCA. We also are reimbursed by CRISPR for its 40% share of the research and development activities conducted under the CRISPR JDCA, subject to certain adjustments, and we record this reimbursement from
CRISPR as a credit within “Research and development expenses.”
In the first quarter of 2025, we recorded a $12.5 million credit to AIPR&D from CRISPR, reflecting its share of our upfront payment paid to Orna Therapeutics in December 2024.
During the three months ended March 31, 2026 and 2025, the credits recognized in our condensed consolidated statements of income for CRISPR’s share of CRISPR JDCA activities were as follows:

	Three Months Ended March 31,
	2026	2025

(in millions)
Cost of sales	$23.1	$36.2
Research and development expenses	$16.1	$16.0
Acquired in-process research and development expenses	$—	$12.5
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
C.Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share for the periods ended:

	Three Months Ended March 31,
	2026	2025

(in millions, except per share amounts)
Net income	$1,031.4	$646.3

Basic weighted-average common shares outstanding	254.1	256.9
Effect of potentially dilutive securities:
Restricted stock units (including performance-based restricted stock units (“PSUs”))	1.5	1.6
Stock options	0.7	1.0
Diluted weighted-average common shares outstanding	256.3	259.5

Basic net income per common share	$4.06	$2.52
Diluted net income per common share	$4.02	$2.49
During the three months ended March 31, 2026 and 2025, the number of anti-dilutive securities that were excluded from the computation of our diluted net income per common share was not significant.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
D.Fair Value Measurements
The following table sets forth our financial assets and liabilities subject to fair value measurements by level within the fair value hierarchy, as described in Note A, “Nature of Business and Accounting Policies,” of our 2025 Annual Report on
Form 10-K:

	As of March 31, 2026				As of December 31, 2025
		Fair Value Hierarchy				Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(in millions)
Financial instruments carried at fair value (asset positions):
Cash equivalents	$2,569.8	$1,312.8	$1,257.0	$—	$2,779.1	$1,770.7	$1,008.4	$—
Marketable securities:
Corporate equity securities	20.4	20.4	—	—	16.6	16.6	—	—
U.S. Treasury securities	1,744.8	1,744.8	—	—	1,864.9	1,864.9	—	—
U.S. government agency securities	208.2	—	208.2	—	262.4	—	262.4	—
Asset-backed securities	1,293.6	—	1,293.6	—	1,357.0	—	1,357.0	—
Certificates of deposit	36.6	—	36.6	—	26.2	—	26.2	—
Corporate debt securities	4,170.5	—	4,170.5	—	3,693.9	—	3,693.9	—
Commercial paper	29.6	—	29.6	—	14.6	—	14.6	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	36.1	—	36.1	—	6.2	—	6.2	—
Other assets:
Foreign currency forward contracts	39.4	—	39.4	—	12.7	—	12.7	—
Total financial assets	$10,149.0	$3,078.0	$7,071.0	$—	$10,033.6	$3,652.2	$6,381.4	$—

Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(50.1)	$—	$(50.1)	$—	$(79.4)	$—	$(79.4)	$—
Other long-term liabilities:
Foreign currency forward contracts	(28.1)	—	(28.1)	—	(51.0)	—	(51.0)	—
Contingent consideration	(79.2)	—	—	(79.2)	(79.0)	—	—	(79.0)
Total financial liabilities	$(157.4)	$—	$(78.2)	$(79.2)	$(209.4)	$—	$(130.4)	$(79.0)
Please refer to Note E, “Marketable Securities and Equity Investments,” for the carrying amount and related unrealized gains (losses) by type of investment. Our cash equivalents primarily include money market funds, commercial paper, and time deposits.
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
Fair Value of Contingent Consideration
Our Level 3 contingent consideration liabilities of $79.2 million are related to $678.3 million of development and regulatory milestones potentially payable to former equity holders of a privately-held company we acquired in 2019. We base our estimates of the probability of achieving the milestones relevant to the fair value of contingent payments on industry data attributable to gene therapies and our knowledge of the progress and viability of the associated Duchenne muscular dystrophy programs. The discount rates used in the valuation model for contingent payments, which were between 4.4% and 4.6% as of
March 31, 2026, represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table represents a rollforward of the fair value of our contingent consideration liabilities:

Three Months Ended March 31, 2026
(in millions)
Balance at December 31, 2025	$79.0
Increase in fair value of contingent payments	0.2
Balance at March 31, 2026	$79.2
E.Marketable Securities and Equity Investments
A summary of our cash equivalents and marketable debt and equity securities, which are recorded at fair value, is shown below:

	As of March 31, 2026				As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Cash equivalents	$2,569.8	$—	$—	$2,569.8	$2,779.1	$—	$—	$2,779.1
Marketable securities:
U.S. Treasury securities	1,744.9	2.8	(2.9)	1,744.8	1,852.9	12.1	(0.1)	1,864.9
U.S. government agency securities	207.8	0.6	(0.2)	208.2	261.2	1.2	—	262.4
Asset-backed securities	1,293.2	2.6	(2.2)	1,293.6	1,351.1	6.0	(0.1)	1,357.0
Certificates of deposit	36.6	—	—	36.6	26.2	—	—	26.2
Corporate debt securities	4,167.5	10.9	(7.9)	4,170.5	3,669.3	25.0	(0.4)	3,693.9
Commercial paper	29.6	—	—	29.6	14.6	—	—	14.6
Total marketable available-for- sale debt securities	7,479.6	16.9	(13.2)	7,483.3	7,175.3	44.3	(0.6)	7,219.0
Corporate equity securities	25.0	—	(4.6)	20.4	25.0	—	(8.4)	16.6
Total marketable securities	7,504.6	16.9	(17.8)	7,503.7	7,200.3	44.3	(9.0)	7,235.6
Total cash equivalents and marketable securities	$10,074.4	$16.9	$(17.8)	$10,073.5	$9,979.4	$44.3	$(9.0)	$10,014.7
Amounts in the table above at fair value were classified on our condensed consolidated balance sheets as follows:

	As of March 31, 2026	As of December 31, 2025

	(in millions)
Cash and cash equivalents	$2,569.8	$2,779.1
Marketable securities	1,753.8	1,523.3
Long-term marketable securities	5,749.9	5,712.3
Total	$10,073.5	$10,014.7
Marketable available-for-sale debt securities by contractual maturity were as follows:

	As of March 31, 2026	As of December 31, 2025

	(in millions)
Matures within one year	$1,733.4	$1,506.7
Matures after one year through five years	5,669.5	5,595.8
Matures after five years	80.4	116.5
Total	$7,483.3	$7,219.0
We did not record any allowances for credit losses to adjust the fair value of our marketable available-for-sale debt securities during the three months ended March 31, 2026 and 2025. Additionally, we did not record any realized gains or losses that were material to our condensed consolidated statements of income during the three months ended March 31, 2026 and 2025. As of March 31, 2026, we held marketable available-for-sale debt securities with a total fair value of $3.4 billion that were in unrealized loss positions totaling $13.2 million. Included in this amount were marketable available-for sale debt securities with a total fair value of $8.4 million and total unrealized loss of $0.1 million that had been in unrealized loss

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
positions for greater than twelve months. We intend to hold these investments until maturity and do not expect to incur realized losses on these investments when they mature.
We record changes in the fair value of our investments in corporate equity securities to “Other expense, net” in our condensed consolidated statements of income. During the three months ended March 31, 2026 and 2025, our net unrealized gains (losses) on corporate equity securities with readily determinable fair values held at the conclusion of each period were as follows:

	Three Months Ended March 31,
	2026	2025

(in millions)
Net unrealized gains (losses)	$3.8	$(15.0)
As of March 31, 2026 and December 31, 2025, the carrying value of our equity investments without readily determinable fair values, which are recorded in “Other assets” on our condensed consolidated balance sheets was $81.5 million.
F.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available- For-Sale Debt Securities	On Foreign Currency Forward Contracts	Total

	(in millions)
Balance at December 31, 2025	$37.2	$34.0	$(87.1)	$(15.9)
Other comprehensive (loss) income before reclassifications	(13.0)	(29.3)	65.0	22.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.9)	19.9	18.0
Net current period other comprehensive (loss) income	(13.0)	(31.2)	84.9	40.7
Balance at March 31, 2026	$24.2	$2.8	$(2.2)	$24.8

Balance at December 31, 2024	$9.7	$7.1	$111.0	$127.8
Other comprehensive income before reclassifications	14.1	18.3	(71.5)	(39.1)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.8)	(18.8)	(20.6)
Net current period other comprehensive income (loss)	14.1	16.5	(90.3)	(59.7)
Balance at March 31, 2025	$23.8	$23.6	$20.7	$68.1
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
We formally document the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as our risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
forecasted transactions. Using regression analysis, we assess, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. As of March 31, 2026, all hedges were determined to be highly effective.
We consider the impact of our counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of March 31, 2026 and December 31, 2025, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the notional amount in U.S. dollars of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP:

	As of March 31, 2026	As of December 31, 2025

Foreign Currency	(in millions)
Euro	$4,112.0	$4,677.9
Canadian dollar	445.2	516.1
British pound sterling	423.7	492.6
Australian dollar	231.5	267.5
Swiss franc	109.2	126.0
Total foreign currency forward contracts	$5,321.6	$6,080.1
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
As of March 31, 2026 and December 31, 2025, the notional amount of our outstanding foreign currency forward contracts where hedge accounting under U.S. GAAP was not applied was $868.0 million and $612.6 million, respectively.
During the three months ended March 31, 2026 and 2025, we recognized the following related to foreign currency forward contracts in our condensed consolidated statements of income:

	Three Months Ended March 31,
	2026	2025

(in millions)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$(25.5)	$24.1
Not designated as hedging instruments
Other expense, net	$2.9	$(1.2)

Total reported in the Condensed Consolidated Statements of Income
Product revenues, net	$2,986.9	$2,760.2
Other expense, net	$—	$(17.6)
The following table summarizes the fair value of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP included on our condensed consolidated balance sheets:

As of March 31, 2026
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value

(in millions)
Prepaid expenses and other current assets	$36.1	Other current liabilities	$(50.1)
Other assets	39.4	Other long-term liabilities	(28.1)
Total assets	$75.5	Total liabilities	$(78.2)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)

As of December 31, 2025
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value

(in millions)
Prepaid expenses and other current assets	$6.2	Other current liabilities	$(79.4)
Other assets	12.7	Other long-term liabilities	(51.0)
Total assets	$18.9	Total liabilities	$(130.4)
As of March 31, 2026, we expect the amounts that are related to foreign currency forward contracts designated as cash flow hedges under U.S. GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
We present the fair value of our foreign currency forward contracts on a gross basis within our condensed consolidated balance sheets. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under U.S. GAAP on our condensed consolidated balance sheets:

	As of March 31, 2026
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset

Foreign currency forward contracts	(in millions)
Total assets	$75.5	$—	$75.5	$(75.5)	$—
Total liabilities	(78.2)	—	(78.2)	75.5	(2.7)

	As of December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset

Foreign currency forward contracts	(in millions)
Total assets	$18.9	$—	$18.9	$(18.9)	$—
Total liabilities	(130.4)	—	(130.4)	18.9	(111.5)
H.Inventories
“Inventories” consisted of the following:

	As of March 31, 2026	As of December 31, 2025

	(in millions)
Raw materials	$267.4	$259.8
Work-in-process	1,243.4	1,196.9
Finished goods	255.9	230.1
Total	$1,766.7	$1,686.8

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
I.Intangible Assets
“Other intangible assets, net” consisted of the following:

		As of March 31, 2026			As of December 31, 2025
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions, except useful lives)
In-process research and development	Indefinite	$224.6	$—	$224.6	$224.6	$—	$224.6
Finite-lived intangible assets - marketed products	10 to 12 years	238.0	(47.1)	190.9	238.0	(42.1)	195.9
Finite-lived intangible assets - assembled workforce	3 years	7.7	(4.7)	3.0	7.7	(4.0)	3.7
Total other intangible assets, net		$470.3	$(51.8)	$418.5	$470.3	$(46.1)	$424.2
In March 2025, based on results from a Phase 1/2 clinical trial evaluating our VX-264 clinical program in patients with type 1 diabetes (“T1D”), we concluded that VX-264 will not be advancing further in clinical development. Based on this event, we performed an interim impairment test on the fair value of our VX-264 indefinite-lived in-process research and development asset that we acquired from Semma Therapeutics, Inc. in 2019. As a result, using the multi period earnings method of the income approach, we recorded a full intangible asset impairment charge of $379.0 million in the first quarter of
2025. As of March 31, 2026, our remaining indefinite-lived in-process research and development assets were associated with our T1D program.
J.Stock-based Compensation Expense and Share Repurchase Programs
Stock-based compensation expense
During the three months ended March 31, 2026 and 2025, we recognized the following stock-based compensation expense:

	Three Months Ended March 31,
	2026	2025

(in millions)
Stock-based compensation expense by type of award:
Restricted stock units (including PSUs)	$166.5	$163.4
ESPP share issuances	3.4	5.6
Stock-based compensation expense related to inventories	(3.5)	(2.9)
Total stock-based compensation expense included in “Total costs and expenses”	$166.4	$166.1

Stock-based compensation expense by line item:
Cost of sales	$3.2	$2.6
Research and development expenses	101.7	100.1
Selling, general and administrative expenses	61.5	63.4
Total stock-based compensation expense included in “Total costs and expenses”	166.4	166.1
Income tax effect	(35.3)	(75.2)
Total stock-based compensation expense, net of tax	$131.1	$90.9

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
Share repurchase program
In February 2023, our Board of Directors authorized a share repurchase program (the “2023 Share Repurchase
Program”), pursuant to which we were authorized to repurchase up to $3.0 billion of our common stock. As of September 30,
2025, we had repurchased the full amount authorized under the 2023 Share Repurchase Program.
In May 2025, our Board of Directors authorized an additional share repurchase program (the “2025 Share Repurchase
Program”), pursuant to which we are authorized to repurchase up to $4.0 billion of our common stock. The 2025 Share
Repurchase Program does not have an expiration date and can be discontinued at any time.
During the three months ended March 31, 2026 and 2025, we repurchased 0.7 million and 0.9 million shares of our common stock under our share repurchase programs, respectively, for aggregate repurchases of $344.5 million and $416.9 million, respectively. As of March 31, 2026, we had $3.0 billion remaining available under the 2025 Share Repurchase
Program.
K.Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. During the three months ended March 31, 2026 and 2025, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes.

	Three Months Ended March 31,
	2026	2025

(in millions, except percentages)
Income before provision for income taxes	$1,252.9	$730.4
Provision for income taxes	$221.5	$84.1

Effective tax rate	17.7%	11.5%
Our effective tax rates for the three months ended March 31, 2026 and 2025 were lower than the U.S. statutory rate primarily due to excess tax benefits related to stock-based compensation.
We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of March 31, 2026 and December 31, 2025, we had $420.3 million and $436.6 million, respectively, of net unrecognized tax benefits, which would affect our tax rate if recognized.
We file U.S. federal income tax returns and income tax returns in various state, local and foreign jurisdictions. We have various income tax audits ongoing at any time throughout the world. Except for jurisdictions where we have net operating losses or tax credit carryforwards, we are no longer subject to any tax assessment from tax authorities for years prior to 2014 in jurisdictions that have a material impact on our consolidated financial statements. Due to the nature of the adjustments from a settlement with the United Kingdom’s HM Revenue & Customs in 2023, we have asserted our rights under the U.S./
U.K. Income Tax Convention pursuant to the mutual agreement procedures for the relief of double taxation for these matters.
In December 2022, European Union member states reached an agreement to implement the minimum tax component
(“Pillar Two”) of the Organization for Economic Co-operation and Development’s (the “OECD’s”), global international tax reform initiative with effective dates of January 1, 2024 and 2025. On January 5, 2026, the OECD announced that a ‘side-by-
side’ agreement was reached with member countries creating safe harbors to exempt U.S. multi-nationals from certain taxes under the Pillar Two regime by recognizing the U.S. tax system as a compatible domestic minimum tax regime. Our exposure to other countries’ minimum tax regimes was limited before these changes, but the side-by-side agreement allows for certainty as our structure may change in the future.
In July 2025, the U.S. enacted H.R.1, which includes significant provisions modifying the U.S. tax framework, including the ability for companies to immediately deduct research and development expenditures for 2025 and provisions for deducting previously capitalized amounts. H.R.1 does not have a material impact on our U.S. taxes for the first quarter of
2026, but we expect further guidance to be issued. We will review guidance when issued for impacts on future years and disclose any impacts if needed at that time. These legislative changes could have an impact on our future effective tax rates, tax liabilities, and cash taxes.

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
The Credit Agreement contains customary representations and warranties and affirmative and negative covenants, including a financial covenant to maintain subject to certain limited exceptions, a consolidated leverage ratio of 3.50 to 1.00, subject to an increase to 4.00 to 1.00 following a material acquisition. As of March 31, 2026, we were in compliance with the covenants described above. The Credit Agreement also contains customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under outstanding loans.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
Legal Matters and Other Contingencies
As described in Note B, “Collaboration, License and Other Arrangements,” we have an agreement with the CFF (the
“CFF Agreement”) pursuant to which we owe third-party royalties payable on net sales of certain CF products, including
ALYFTREK. Since inception, our ALYFTREK net product revenues total $1.3 billion. Based on the CFF Agreement, our position is that the royalty burden associated with ALYFTREK is 4%. On October 10, 2025, Royalty Pharma plc (“RP”), the
third party to whom the CFF assigned its rights (and the CFF, which remains a party to the CFF Agreement), initiated a confidential arbitration alleging the royalty burden on ALYFTREK is approximately 8%. RP is seeking a declaratory judgment regarding the royalty burden on ALYFTREK as well as alleged unpaid royalties and other alleged damages available under the CFF Agreement or applicable law, costs, expenses, attorneys’ fees, and interest. We believe RP’s position is contrary to the plain terms of the CFF Agreement and intend to vigorously defend our position under the CFF Agreement.
On a quarterly basis, we evaluate developments with claims, whether asserted or unasserted, and legal proceedings that could result in a loss contingency accrual, or an increase or decrease to a previously accrued loss contingency. There were no material loss contingencies accrued as of March 31, 2026 or December 31, 2025.
We also have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for such contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Other than our contingent consideration liabilities discussed in Note D, “Fair Value Measurements,” there were no significant contingent liabilities accrued as of March 31, 2026 or December 31, 2025.
M.Segment Information
Revenues by Product
“Product revenues, net” consisted of the following:

	Three Months Ended March 31,
	2026	2025

(in millions)
TRIKAFTA/KAFTRIO	$2,354.7	$2,535.5
ALYFTREK	424.4	53.9
Other CF product revenues (1)	135.9	155.3
Total CF product revenues, net	2,915.0	2,744.7
CASGEVY	42.9	14.2
JOURNAVX	29.0	1.3
Total product revenues, net	$2,986.9	$2,760.2

(1) Include KALYDECO, ORKAMBI, and SYMDEKO/SYMKEVI.
Revenues by Geographic Location
“Product revenues, net” are allocated based on the location of the customer. “Other revenues” are allocated based on the location of the Vertex entity associated with such revenues. Our “Total revenues” consisted of the following:

	Three Months Ended March 31,
	2026	2025

(in millions)
United States	$1,775.9	$1,663.5
Outside of the United States
Europe	950.0	826.6
Other	261.0	280.1
Total revenues outside of the United States	1,211.0	1,106.7
Total revenues	$2,986.9	$2,770.2
We did not have any “Other revenues” in the three months ended March 31, 2026. In the three months ended March 31,
2025, our “Other revenues” of $10.0 million were attributed to the U.S.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
Significant Segment Expenses
Significant segment expenses are set forth in the following table:

	Three Months Ended March 31,
	2026	2025

(in millions)
Total revenues	$2,986.9	$2,770.2
Costs and expenses:
Cost of sales - products	160.2	130.6
Cost of sales - royalty	232.6	232.4
Research expenses	205.0	206.1
Development expenses	756.6	773.6
Acquired in-process research and development expenses	0.5	19.8
Selling and other commercial expenses	313.6	241.1
General and administrative expenses	180.1	155.3
Intangible asset impairment charge	—	379.0
Interest income, net	(114.8)	(117.9)
Other segment items (1)	0.2	19.8
Provision for income taxes	221.5	84.1
Net income	$1,031.4	$646.3
(1)Other segment items included in “Net income” primarily include changes in the fair value of contingent consideration and changes in the fair value of equity investments.
Additional Segment Information
During the three months ended March 31, 2026 and 2025, we recorded total depreciation and amortization expense of
$55.9 million and $48.4 million, respectively.
N.Additional Balance Sheet & Cash Flow Information
Contract Liabilities
We had contract liabilities of $218.7 million and $171.8 million as of March 31, 2026 and December 31, 2025, respectively, primarily related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement we can receive for our CF products. Upon exceeding the annual reimbursement amount provided by the customer’s contract with us, our CF products are provided free of charge, which is a material right. These contracts include upfront payments and fees. If we estimate that we will exceed the annual reimbursement amount under a contract, we defer a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” Once the reimbursement limit has been reached, we recognize the deferred amount as revenue when we ship the free products. Our CF product revenue contracts include performance obligations that are one year or less.
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
Operating Lease Assets and Liabilities
In 2023, we entered into a strategic agreement with Lonza to support the manufacture of T1D cell therapy product candidates. As part of this agreement, we have partnered with Lonza to build a 130,000 square foot dedicated new facility in
New Hampshire, which will be operated by Lonza (the “Lonza Facility”) and is an embedded lease for accounting purposes.
The lease commencement for the Lonza Facility occurred during the first quarter of 2026, upon which we recorded a right-of-
use asset and corresponding lease liability of $95.8 million within each of “Operating lease assets” and “Long-term operating lease liabilities” on our condensed consolidated balance sheet. In accordance with our policy for embedded leases with

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
contract manufacturing organizations, we account for the lease component separately from the variable non-lease components, which we expense as incurred. Payments will continue through the tenth anniversary of the Lonza Facility’s regulatory approval for commercial production. The lease will automatically renew for additional one-year periods, unless either we or Lonza provides written notice of intent to not renew. We utilize the initial period as our lease term.
We obtained $148.2 million and $5.2 million of right-of-use operating lease assets in exchange for a similar amount of lease obligations, including the Lonza Facility amounts described above, during the three months ended March 31, 2026 and
2025, respectively. These represent non-cash operating activities associated with our condensed consolidated statement of cash flows.
Cash, Cash Equivalents and Restricted Cash Presented in Condensed Consolidated Statements of Cash Flows
The cash, cash equivalents and restricted cash at the beginning and ending of each period presented in our condensed consolidated statements of cash flows consisted of the following:

	Three Months Ended March 31,
	2026		2025
	Beginning of period	End of period	Beginning of period	End of period

	(in millions)
Cash and cash equivalents	$5,084.8	$5,492.9	$4,569.6	$4,674.7
Prepaid expenses and other current assets	3.0	12.0	2.6	10.7
Cash, cash equivalents and restricted cash per condensed consolidated statement of cash flows	$5,087.8	$5,504.9	$4,572.2	$4,685.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are a global biotechnology company that invests in scientific innovation to create transformative medicines for people with serious diseases, with a focus on specialty markets. We have seven approved medicines: five that treat the underlying cause of cystic fibrosis (“CF”), a life-threatening genetic disease, one that treats severe sickle cell disease
(“SCD”) and transfusion dependent beta thalassemia (“TDT”), life shortening inherited blood disorders, and one that treats moderate-to-severe acute pain. We are also preparing for the anticipated launch of povetacicept, a potential treatment for IgA nephropathy (“IgAN”). Our clinical-stage pipeline spans a range of programs targeting CF, SCD, beta thalassemia, neuropathic pain, type 1 diabetes, IgA nephropathy, primary membranous nephropathy and other autoimmune diseases and cytopenias, APOL1-mediated kidney disease, autosomal dominant polycystic kidney disease and myotonic dystrophy type 1, reflecting our commitment to addressing significant unmet medical needs globally.
Financial Highlights

Total Revenues
In the first quarter of 2026, our total revenues increased to $3.0 billion as compared to $2.8 billion in the first quarter of 2025, primarily due to continued performance of our CF therapies and growth from diversification into additional disease areas.

Cost of Sales
Our cost of sales as a percentage of our net product revenues was 13.2% in each of the first quarters of 2026 and 2025, as a result of a lower overall royalty rate for our CF medicines, offset by changes in product mix.

Total R&D, AIPR&D and SG&A Expenses
Our total research and development (“R&D”), acquired in-process research and development expenses (“AIPR&D”) and selling, general and administrative (“SG&A”) expenses increased to
$1.5 billion in the first quarter of 2026 as compared to $1.4 billion in the first quarter of 2025, primarily due to increased investment to commercialize our new products.

Cash
Our total cash, cash equivalents and marketable securities increased to $13.0 billion as of March
31, 2026 as compared to $12.3 billion as of December 31, 2025, primarily due to cash flows provided by our operating activities partially offset by repurchases of our common stock.

Q1 2025
Q1 2026
December 31, 2025
March 31, 2026
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
Recent and anticipated progress in activities expanding our CF business is included below:
•The U.S. Food and Drug Administration (the “FDA”) approved label extensions for ALYFTREK and TRIKAFTA, expanding availability of these medicines to approximately 95% of all people with CF in the United States (the
“U.S.”). With these label extensions, approximately 800 people with CF in the U.S. are newly eligible for a medicine that treats the underlying cause of CF.

•We secured reimbursement agreements for ALYFTREK in Scotland, Spain, Sweden, Switzerland, New Zealand,
Israel, and Finland, and we are working to secure access for eligible patients in additional countries.
Sickle Cell Disease and Beta Thalassemia
•In the first quarter of 2026, we recorded $43 million of CASGEVY product revenues.
•We secured a pricing agreement for CASGEVY for eligible patients with SCD or TDT in Germany, and we are working through final implementation to provide long-term reimbursed access to patients at a sustainable price.
•We completed the regulatory submission in the U.S. for approval of CASGEVY in children with SCD or TDT five to less than twelve years of age. The FDA awarded a Commissioner’s National Priority Voucher for this pediatric submission, indicating an accelerated timeline for review once the submission is accepted.
Acute Pain
•Since the launch of JOURNAVX in March 2025, more than 1 million prescriptions have been filled for
JOURNAVX across the hospital and retail settings for a broad range of acute pain conditions. In the first quarter of
2026, more than 350,000 prescriptions were filled, and we recorded $29 million of JOURNAVX product revenues.
•We have reached an agreement with a major pharmacy benefit manager for Medicare Part D coverage for
JOURNAVX effective on May 1. This agreement adds approximately 10 million lives covered under Part D.
Twenty-two states provide coverage for JOURNAVX via Medicaid. In total, approximately 240 million individuals have reimbursed access to JOURNAVX across a wide range of commercial and government payers.
Pipeline
We continue to advance a diversified pipeline of potentially transformative medicines for serious diseases utilizing a range of modalities. Recent and anticipated progress in activities supporting these efforts is included below:
Cystic Fibrosis
•Following positive results from the ALYFTREK clinical trial in children with CF two to five years of age, we expect to submit for global regulatory approvals in this age group in the first half of 2026. We continue to enroll and dose patients in the pivotal clinical trial evaluating ALYFTREK in children with CF one to less than two years of age.
•Following positive results from the TRIKAFTA clinical trial in children one to less than two years of age, we have begun submissions for global regulatory approvals in this age group.
Peripheral Neuropathic Pain
•We expect to complete enrollment in both Phase 3 clinical trials evaluating suzetrigine in diabetic peripheral neuropathy, a form of peripheral neuropathic pain, by the end of 2026.
IgA Nephropathy and Other B Cell-Mediated Diseases
•We are developing povetacicept, a dual inhibitor of B cell activating factor (“BAFF”) and a proliferation-inducing ligand (“APRIL”) cytokines, for multiple diseases. Povetacicept represents a potentially best-in-class approach to control B cell activity in IgAN.
•Following positive results from the RAINIER Phase 3 clinical trial evaluating povetacicept in adults with IgAN, we completed in March the submission of the rolling biologics license application (“BLA”) to the FDA for potential accelerated approval in the U.S. We are using a Priority Review Voucher and therefore expect the FDA review of this BLA to be expedited to six months from the date of the FDA’s acceptance of the BLA.
•Povetacicept represents a potentially best-in-class approach to control B cell activity in primary membranous nephropathy (“pMN”), another B cell-mediated disease. We completed enrollment in the Phase 2 portion of the
Phase 2/3 OLYMPUS pivotal trial evaluating povetacicept in people with pMN, and we initiated the Phase 3 portion of this clinical trial. Enrollment and dosing in this clinical trial are ongoing.

APOL1-Mediated Kidney Disease
•Inaxaplin is our small molecule for the treatment of APOL1-mediated kidney disease (“AMKD”). We completed enrollment in the interim analysis cohort of the global AMPLITUDE Phase 2/3 pivotal clinical trial evaluating inaxaplin. We expect to conduct the pre-planned interim analysis for potential accelerated approval once this cohort has been treated for 48 weeks. We expect to share data from the interim analysis in early 2027. We expect to complete full enrollment in the AMPLITUDE clinical trial in the second half of 2026.
Type 1 Diabetes
•Zimislecel is an allogeneic, stem cell-derived, fully differentiated, insulin-producing islet cell replacement therapy, using standard immunosuppression to protect the implanted cells. We have completed the internal manufacturing analysis for the Phase 1/2/3 clinical trial of zimislecel in people with type 1 diabetes (“T1D”), and we have resumed dosing in this clinical trial. Multiple people with T1D have been treated since the resumption of dosing. In 2026, we expect to provide updated timelines for trial completion.
Our Business Environment
In the first quarter of 2026, our total product revenues came primarily from the sale of our medicines for the treatment of
CF. Our CF strategy involves continuing to develop and obtain approval and reimbursement for treatment regimens that will provide benefits to all people with CF and increasing the number of people with CF eligible and able to receive our medicines. Outside of CF, we continue to advance the commercialization of CASGEVY for the treatment of SCD and TDT, and JOURNAVX for the treatment of acute pain, and we are preparing for a potential launch of povetacicept for the treatment of IgAN. In addition, we are advancing our pipeline of product candidates for the treatment of serious diseases outside of CF,
SCD, TDT and acute pain.
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
Strategic Transactions
Acquisitions
As part of our business strategy, we seek to license or acquire technologies, products, product candidates and businesses that are aligned with our corporate and research and development strategies and complement and advance our ongoing research and development efforts. We have acquired multiple biotechnology companies over the last several years and expect to continue to identify and evaluate such opportunities. The accounting for these acquisitions can vary significantly based on whether we conclude the transactions represent business combinations or asset acquisitions. In 2024, we acquired Alpine
Immune Sciences, Inc. (“Alpine”) and its lead molecule, povetacicept, for approximately $5.0 billion. Povetacicept, has shown potential to treat multiple diseases or conditions and become a pipeline-in-a-product. We accounted for the Alpine transaction as an asset acquisition because povetacicept represented substantially all of the fair value of the gross assets that we acquired. As a result, $4.4 billion of the fair value attributed to povetacicept was expensed as AIPR&D in 2024.
Collaboration and In-Licensing Arrangements
We enter into arrangements with third parties, including collaboration and licensing arrangements, for the development, manufacture and commercialization of products, product candidates and other technologies that have the potential to complement our ongoing research and development efforts.
Over the last several years, we entered into collaboration agreements with a number of companies, including CRISPR
Therapeutics AG (“CRISPR”) and Entrada Therapeutics, Inc. (“Entrada”).
Generally, when we in-license a technology or product candidate, we make upfront payments to the collaborator, assume the costs of the program and/or agree to make contingent payments, which could consist of milestone, royalty and option payments. Most of these collaboration payments are expensed as AIPR&D because they were primarily attributable to acquired in-process research and development for which there was no alternative future use. However, depending on many factors, including the structure of the collaboration, the stage of development of the acquired technology, the significance of the in-licensed product candidate to the collaborator’s operations and the other activities in which our collaborators are engaged, the accounting for these transactions can vary significantly. We expect to continue to identify and evaluate collaboration and licensing opportunities that may be similar to or different from the collaborations and licenses that we have engaged in previously.
Acquired In-Process Research and Development Expenses
In the first quarter of 2026 and 2025, our AIPR&D included $0.5 million and $19.8 million, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including the asset acquisitions, collaborations, and licenses of third-party technologies described above. Please refer to Note B, “Collaboration,
License and Other Arrangements,” for further information regarding our asset acquisitions, collaborations and in-license agreements.
Out-licensing Arrangements
We also have out-licensed certain development programs to collaborators who are leading the development or commercialization of these programs, either globally or within certain geographic regions.

In January 2025 and June 2025, we entered into agreements with Zai Lab Limited (“Zai”) and Ono Pharmaceuticals Co.,
Ltd (“Ono”), respectively, for the development and commercialization of povetacicept in various Asian markets. Zai licensed povetacicept for mainland China, Hong Kong SAR, Macau SAR, Taiwan region and Singapore, while Ono licensed povetacicept for Japan and South Korea. Zai and Ono will help advance povetacicept clinical trials, and will be responsible for obtaining marketing authorizations and commercialization activities, if povetacicept becomes an approved product, in their licensed territories. We are eligible to receive certain future milestone payments and tiered royalties on future net sales of povetacicept in these regions.
RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended March 31,
	2026	2025	Change

(in millions, except percentages)
TRIKAFTA/KAFTRIO	$2,354.7	$2,535.5	(7)%
ALYFTREK	424.4	53.9	687%
Other CF product revenues (1)	135.9	155.3	(12)%
Total CF product revenues, net	2,915.0	2,744.7	6%
CASGEVY	42.9	14.2	202%
JOURNAVX	29.0	1.3	**
Product revenues, net	2,986.9	2,760.2	8%
Other revenues	—	10.0	**
Total revenues	$2,986.9	$2,770.2	8%

(1) Include KALYDECO, ORKAMBI and SYMDEKO/SYMKEVI.	** Not meaningful
Product Revenues, Net
In the first quarter of 2026, our net product revenues increased by $226.7 million, or 8%, as compared to the first quarter of 2025, primarily due to continued performance of our CF therapies and growth from diversification into additional disease areas.
Other Revenues
Other revenues were $10.0 million in the first quarter of 2025, related to an upfront payment received from our collaboration agreement with Zai.
Revenues by Geographic Location
Our total revenues from the U.S. and from ex-U.S. markets were as follows:

	Three Months Ended March 31,
	2026	2025	Change

(in millions, except percentages)
United States	$1,775.9	$1,663.5	7%
ex-U.S.	1,211.0	1,106.7	9%
Total revenues	$2,986.9	$2,770.2	8%
In the first quarter of 2026, our U.S. total revenues increased 7%, as compared to the first quarter of 2025, due to continued strong patient demand, including from new initiations of ALYFTREK, and higher realized net prices in CF, and contributions from CASGEVY and JOURNAVX. In the first quarter of 2026, our ex-U.S. total revenues increased 9%, as compared to the first quarter of 2025, primarily due to strong CF performance across multiple geographies, including
ALYFTREK uptake, increased CASGEVY product revenues, and a favorable impact from foreign exchange.

Operating Costs and Expenses

	Three Months Ended March 31,
	2026	2025	Change

(in millions, except percentages)
Cost of sales	$392.8	$363.0	8%
Research and development expenses	961.6	979.7	(2)%
Acquired in-process research and development expenses	0.5	19.8	**
Selling, general and administrative expenses	493.7	396.4	25%
Intangible asset impairment charge	—	379.0	**
Change in fair value of contingent consideration	0.2	2.2	**
Total costs and expenses	$1,848.8	$2,140.1	(14)%

	** Not meaningful
Cost of Sales
Our cost of sales primarily consists of third-party royalties payable on net sales of our CF products as well as the cost of producing inventories. Our cost of sales as a percentage of our net product revenues was 13.2% in each of the first quarters of
2026 and 2025, as a result of a lower overall royalty rate for our CF medicines, offset by changes in product mix.
Pursuant to our agreement (the “CFF Agreement”) with the Cystic Fibrosis Foundation (the “CFF”), our tiered third-
party royalties on sales of ALYFTREK, TRIKAFTA/KAFTRIO, SYMDEKO/SYMKEVI, KALYDECO, and ORKAMBI,
calculated as a percentage of net sales, range from the single digits to the sub-teens, with lower royalties on sales of
ALYFTREK and TRIKAFTA/KAFTRIO than for our other products. The royalty burden associated with TRIKAFTA/
KAFTRIO is 9.33%, and our position is that the royalty burden associated with ALYFTREK is 4%. On October 10, 2025,
Royalty Pharma plc (“RP”), the third party to whom the CFF assigned its rights (and the CFF, which remains a party to the
CFF Agreement), initiated a confidential arbitration alleging the royalty burden on ALYFTREK is approximately 8%. RP is seeking a declaratory judgment regarding the royalty burden on ALYFTREK as well as alleged unpaid royalties and other alleged damages available under the CFF Agreement or applicable law, costs, expenses, attorneys’ fees, and interest. We believe RP’s position is contrary to the plain terms of the CFF Agreement and intend to vigorously defend our position under the CFF Agreement.
Research and Development Expenses

	Three Months Ended March 31,
	2026	2025	Change

(in millions, except percentages)
Research expenses	$205.0	$206.1	(1)%
Development expenses	756.6	773.6	(2)%
Total research and development expenses	$961.6	$979.7	(2)%

Research Expenses

	Three Months Ended March 31,
	2026	2025	Change

(in millions, except percentages)
Research Expenses:
Salary and benefits	$55.2	$53.1	4%
Stock-based compensation expense	21.2	22.3	(5)%
Outsourced services and other direct expenses	66.6	73.1	(9)%
Infrastructure costs	62.0	57.6	8%
Total research expenses	$205.0	$206.1	(1)%
Our research expenses include investment in our pipeline, including our cell and genetic therapy capabilities, which has increased our salary and benefits and infrastructure costs in the first quarter of 2026 as compared to the first quarter of 2025.
We expect to continue to invest in our research programs with a focus on creating transformative medicines for serious diseases.
Development Expenses

	Three Months Ended March 31,
	2026	2025	Change

(in millions, except percentages)
Development Expenses:
Salary and benefits	$212.6	$195.9	9%
Stock-based compensation expense	80.5	77.8	3%
Outsourced services and other direct expenses	326.2	379.7	(14)%
Infrastructure costs	137.3	120.2	14%
Total development expenses	$756.6	$773.6	(2)%
As we have advanced our pipeline of transformative medicines, we have invested in internal headcount and infrastructure to support multiple mid- and late-stage clinical development programs, including our povetacicept, T1D, peripheral neuropathic pain and AMKD programs. We expect to continue to invest in these programs, launch new products and advance our pipeline going forward. Our outsourced services and other direct expenses were lower as compared to the first quarter of
2025 due to the discontinuation of certain clinical programs during 2025.
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
primarily due to changes in the probability of achieving milestones associated with our performance-based awards.
Acquired In-Process Research and Development Expenses

	Three Months Ended March 31,
	2026	2025	Change

(in millions, except percentages)
Acquired in-process research and development expenses	$0.5	$19.8	**
	** Not meaningful
AIPR&D in the first quarters of 2026 and 2025 included various upfront and milestone payments related to our collaboration and in-licensing arrangements. Our AIPR&D has historically fluctuated, and is expected to continue to fluctuate, from one period to another due to upfront, contingent milestone, and other payments pursuant to our existing and future business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2026	2025	Change

(in millions, except percentages)
Selling, general and administrative expenses	$493.7	$396.4	25%
Selling, general and administrative expenses increased by 25% in the first quarter of 2026, as compared to the first quarter of 2025, primarily due to increased internal headcount and commercial investment to support JOURNAVX and povetacicept in IgAN.
Intangible Asset Impairment Charge
In the first quarter of 2025, based on results from a Phase 1/2 clinical trial evaluating our VX-264 clinical program in patients with T1D, we concluded that VX-264 will not be advancing further in clinical development. Based on this event, we performed an interim impairment test on the fair value of our VX-264 indefinite-lived in-process research and development asset. As a result, we recorded a full intangible asset impairment charge of $379.0 million associated with VX-264 in the first quarter of 2025.
Non-Operating Income (Expense), Net
Interest Income, Net
Our net interest income of $114.8 million in the first quarter of 2026 was similar to $117.9 million of net interest income in the first quarter of 2025. Our future net interest income is primarily dependent on the amount of, and prevailing market interest rates on our outstanding cash, cash equivalents and available-for-sale debt securities.
Other Income (Expense), Net
Other income (expense), net was $0.0 million in the first quarter of 2026 and net expenses of $17.6 million in the first quarter of 2025. Our other income (expense), net primarily relates to net unrealized and realized losses resulting from changes in the fair value of certain of our strategic equity investments and net foreign currency exchange losses.
Income Taxes
Our effective tax rate fluctuates from period to period due to the global nature of our operations. The factors that most significantly impact our effective tax rate include changes in tax laws, excess tax benefits related to stock-based compensation, variability in the amount and allocation of our taxable earnings among multiple jurisdictions, the amount and characterization of our research and development expenses, the levels of certain deductions and credits, adjustments to the value of our uncertain tax positions, acquisitions and third-party collaboration and licensing transactions.
In July 2025, the U.S. enacted H.R.1, which includes significant provisions modifying the U.S. tax framework, including the ability for companies to immediately deduct research and development expenditures for 2025 and provisions for deducting previously capitalized amounts. H.R.1 does not have a material impact on our U.S. taxes for the first quarter of
2026, but we expect further guidance to be issued. We will review guidance when issued for impacts on future years and disclose any impacts if needed at that time. These legislative changes could have an impact on our future effective tax rates, tax liabilities, and cash taxes.
Our effective tax rates of 17.7% and 11.5% in the first quarter of 2026 and 2025, respectively, were lower than the U.S.
statutory rate primarily due to excess tax benefits related to stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of March 31, 2026 and December 31,
2025:

	As of March 31, 2026	As of December 31, 2025	Change

	(in millions, except percentages)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$5,492.9	$5,084.8
Marketable securities	1,753.8	1,523.3
Long-term marketable securities	5,749.9	5,712.3
Total cash, cash equivalents and marketable securities	$12,996.6	$12,320.4	5%

Working Capital:
Total current assets	$11,730.3	$11,201.0	5%
Total current liabilities	(3,880.6)	(3,861.2)	1%
Total working capital	$7,849.7	$7,339.8	7%
Working Capital
As of March 31, 2026, total working capital was $7.8 billion, which represented an increase of $509.9 million, or 7%, compared to December 31, 2025, primarily due to increased cash, cash equivalents and marketable securities resulting from our growing portfolio of products, partially offset by tax accruals and payments.
Cash Flows

	Three Months Ended March 31,
	2026	2025

	(in millions)
Net cash provided by (used in):
Operating activities	$1,428.1	$818.9
Investing activities	$(431.9)	$(55.8)
Financing activities	$(538.8)	$(680.4)
Operating Activities
Cash provided by operating activities increased to $1.4 billion in the first quarter of 2026, as compared to $818.9 million in the first quarter of 2025, primarily due to the timing of tax payments and increased accounts receivable during the first quarter of 2025 resulting from our product launches.
Investing Activities
Cash used in investing activities was $431.9 million in the first quarter of 2026, primarily related to net purchases of available-for-sale debt securities. Cash used in investing activities was $55.8 million in the first quarter of 2025, primarily related to purchases of property and equipment.
Financing Activities
Cash used in financing activities were $538.8 million and $680.4 million in the first quarter of 2026 and 2025, respectively. Our financing activities in each of these periods were primarily related to repurchases of our common stock pursuant to our share repurchase programs and payments in connection with common stock withheld for employee tax obligations.

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
Negative covenants in our credit agreement could prohibit or limit our ability to access this source of liquidity. As of March
31, 2026, the facility was undrawn, and we were in compliance with these covenants.
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
•To the extent we borrow amounts under our existing credit agreement, we would be required to repay any outstanding principal amounts in July 2027.
•As of March 31, 2026, we had $3.0 billion remaining available under the share repurchase program that our Board of Directors authorized in May 2025. The program does not have an expiration date and can be discontinued at any time. We expect to fund the program through a combination of cash on hand and cash generated by operations.
There have not been any material changes to our future capital requirements disclosed in our Annual Report on Form 10-
K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission, or SEC, on
February 13, 2026.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the three months ended March 31, 2026, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 13, 2026.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements, please refer to Note A, “Basis of Presentation and Accounting
Policies.”
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is incorporated by reference from the discussion in Part II, Item 7A, “Quantitative and
Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 13, 2026.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management (under the supervision and with the participation of our chief executive officer and chief financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly
Report on Form 10-Q, has concluded that, based on such evaluation, as of March 31, 2026 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the
Securities Exchange Act of 1934, as amended) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  Other Information
Item 1.  Legal Proceedings
Other than as described in Part I—Note L, “Commitments and Contingencies,” to our condensed consolidated financial statements, we are not currently subject to any material legal proceedings.

Item 1A.  Risk Factors
The information presented below supplements the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual
Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 13, 2026. There have been no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and, in particular, our Management’s Discussion and Analysis of Financial
Condition and Results of Operations set forth in Part I, Item 2, contain a number of forward-looking statements. Forward-
looking statements are not purely historical and may be accompanied by words such as “anticipates,” “may,” “forecasts,”
“expects,” “intends,” “plans,” “potentially,” “believes,” “seeks,” “estimates,” and other words and terms of similar meaning.
Such statements may relate to:
•our financial performance, including revenues, costs and expenses, taxes, and other gains and losses;
•product development, including our development timelines, timing of data from our ongoing and planned clinical trials, regulatory authority filings and other submissions for our therapies, including the potential to file for accelerated approvals, and communications with regulatory authorities;
•our ability to continue to grow our CF business by increasing the number of people with CF eligible and able to receive our medicines through new approvals, label extensions and reimbursement agreements, treatment of younger patients, increased survival, and expansion into additional geographies;
•our ability to continue to launch, commercialize and market our products and our ability to obtain label expansions for existing therapies, including the anticipated launch of povetacicept for the treatment of IgAN;
•our ability to obtain and maintain adequate coverage, pricing, and reimbursement from third-party payors for our products;
•the data that will be generated by ongoing and planned clinical trials, preclinical and nonclinical studies, and the ability to use that data to advance compounds, continue development or support regulatory filings, or accelerate regulatory approval, including our expectations regarding the FDA’s review of the BLA for povetacicept on an expedited basis of six months from the date of FDA acceptance of the BLA;
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

•our expectations regarding cash generated by operations, our cash balance and expected generation and net interest income;
•our expectations regarding our provision for or benefit from income taxes and the utilization of our deferred tax assets; and
•our liquidity and our expectations regarding the possibility of raising additional capital.
Forward-looking statements are subject to certain risks, uncertainties, or other factors that are difficult to predict and could cause actual events or results to differ materially from those indicated in any such statements. These risks, uncertainties, and other factors include, but are not limited to, those described in our “Risk Factors” in Item 1A of our Annual
Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 13, 2026, and those described from time to time in our future reports filed with the Securities and Exchange Commission.
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
In May 2025, our Board of Directors authorized a share repurchase program (our “Share Repurchase Program”), pursuant to which we were authorized to repurchase up to $4.0 billion of our common stock. The Share Repurchase Program does not have an expiration date and can be discontinued at any time.
The table set forth below shows repurchases of securities by us during the three months ended March 31, 2026 under our
Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1, 2026 to January 31, 2026	257,009	$460.37	257,009	$3,263,144,316
February 1, 2026 to February 28, 2026	210,126	$474.46	210,126	$3,163,447,298
March 1, 2026 to March 31, 2026	274,000	$461.53	274,000	$3,036,987,553
Total	741,135	$464.79	741,135	$3,036,987,553
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
as amended (each a “Trading Plan”). In the first quarter of 2026, none of our directors or officers adopted or terminated a
Trading Plan.

Item 6.Exhibits

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

May 5, 2026	By:	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Chief Operating & Financial Officer (principal financial officer and duly authorized officer)