Form 10-Q
period 2026-06-30
VERTEX PHARMACEUTICALS INC / MA
filed 2026-08-04
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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
with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	253,460,924	Outstanding at July 31, 2026

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2026
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

Part I. Financial Information
Item 1.  Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Income
(unaudited; in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Product revenues, net	$3,333.9	$2,944.0	$6,320.8	$5,704.2
Other revenues	—	20.7	—	30.7
Total revenues	3,333.9	2,964.7	6,320.8	5,734.9
Costs and expenses:
Cost of sales	489.2	407.5	882.0	770.5
Research and development expenses	993.8	978.4	1,955.4	1,958.1
Acquired in-process research and development expenses	21.4	2.2	21.9	22.0
Selling, general and administrative expenses	582.2	424.6	1,075.9	821.0
Intangible asset impairment charge	—	—	—	379.0
Change in fair value of contingent consideration	0.4	0.9	0.6	3.1
Total costs and expenses	2,087.0	1,813.6	3,935.8	3,953.7
Income from operations	1,246.9	1,151.1	2,385.0	1,781.2
Interest income, net	120.6	118.7	235.4	236.6
Other income (expense), net	24.3	13.2	24.3	(4.4)
Income before provision for income taxes	1,391.8	1,283.0	2,644.7	2,013.4
Provision for income taxes	292.0	250.1	513.5	334.2
Net income	$1,099.8	$1,032.9	$2,131.2	$1,679.2

Net income per common share:
Basic	$4.34	$4.02	$8.39	$6.54
Diluted	$4.31	$3.99	$8.33	$6.48
Shares used in per share calculations:
Basic	253.7	256.7	253.9	256.8
Diluted	255.2	258.9	255.7	259.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$1,099.8	$1,032.9	$2,131.2	$1,679.2
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale debt securities, net of tax of $4.9, $(2.1), $13.7 and $(6.7), respectively	(17.4)	7.4	(48.6)	23.9
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $(11.2), $54.1, $(35.1) and $79.7, respectively	39.7	(191.9)	124.6	(282.2)
Foreign currency translation adjustment	1.4	15.3	(11.6)	29.4
Total other comprehensive income (loss)	23.7	(169.2)	64.4	(228.9)
Comprehensive income	$1,123.5	$863.7	$2,195.6	$1,450.3
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited; in millions, except share and per share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$6,143.5	$5,084.8
Marketable securities	1,708.9	1,523.3
Accounts receivable, net	2,134.3	2,052.8
Inventories	1,765.1	1,686.8
Prepaid expenses and other current assets	791.9	853.3
Total current assets	12,543.7	11,201.0
Property and equipment, net	1,665.0	1,520.3
Goodwill	1,088.0	1,088.0
Other intangible assets, net	412.8	424.2
Deferred tax assets	3,010.9	2,897.9
Operating lease assets	1,662.9	1,562.7
Long-term marketable securities	5,789.1	5,712.3
Other assets	1,250.9	1,236.6
Total assets	$27,423.3	$25,643.0
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$429.5	$461.7
Accrued expenses	3,179.0	2,971.2
Other current liabilities	329.4	428.3
Total current liabilities	3,937.9	3,861.2
Long-term operating lease liabilities	1,977.6	1,846.5
Other long-term liabilities	1,259.9	1,269.5
Total liabilities	7,175.4	6,977.2
Commitments and contingencies (Note L)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 253,347,555 and 253,991,224 shares issued and outstanding, respectively	2.5	2.5
Additional paid-in capital	4,505.7	5,119.2
Accumulated other comprehensive income (loss)	48.5	(15.9)
Retained earnings	15,691.2	13,560.0
Total shareholders’ equity	20,247.9	18,665.8
Total liabilities and shareholders’ equity	$27,423.3	$25,643.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited; in millions)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2025	257.0	$2.6	$6,172.5	$68.1	$10,253.1	$16,496.3
Other comprehensive loss, net of tax	—	—	—	(169.2)	—	(169.2)
Net income	—	—	—	—	1,032.9	1,032.9
Repurchases of common stock	(0.9)	—	(397.3)	—	—	(397.3)
Common stock withheld for employee tax obligations	—	—	(5.9)	—	—	(5.9)
Issuance of common stock under benefit plans	0.2	—	47.4	—	—	47.4
Stock-based compensation expense	—	—	171.2	—	—	171.2
Balance at June 30, 2025	256.3	$2.6	$5,987.9	$(101.1)	$11,286.0	$17,175.4

Balance at March 31, 2026	254.2	$2.5	$4,743.2	$24.8	$14,591.4	$19,361.9
Other comprehensive income, net of tax	—	—	—	23.7	—	23.7
Net income	—	—	—	—	1,099.8	1,099.8
Repurchases of common stock	(1.1)	—	(457.7)	—	—	(457.7)
Common stock withheld for employee tax obligations	—	—	(4.3)	—	—	(4.3)
Issuance of common stock under benefit plans	0.2	—	50.6	—	—	50.6
Stock-based compensation expense	—	—	173.9	—	—	173.9
Balance at June 30, 2026	253.3	$2.5	$4,505.7	$48.5	$15,691.2	$20,247.9

	Six Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	256.9	$2.6	$6,672.4	$127.8	$9,606.8	$16,409.6
Other comprehensive loss, net of tax	—	—	—	(228.9)	—	(228.9)
Net income	—	—	—	—	1,679.2	1,679.2
Repurchases of common stock	(1.8)	—	(814.2)	—	—	(814.2)
Common stock withheld for employee tax obligations	(0.6)	—	(276.4)	—	—	(276.4)
Issuance of common stock under benefit plans	1.8	—	65.9	—	—	65.9
Stock-based compensation expense	—	—	340.2	—	—	340.2
Balance at June 30, 2025	256.3	$2.6	$5,987.9	$(101.1)	$11,286.0	$17,175.4

Balance at December 31, 2025	254.0	$2.5	$5,119.2	$(15.9)	$13,560.0	$18,665.8
Other comprehensive income, net of tax	—	—	—	64.4	—	64.4
Net income	—	—	—	—	2,131.2	2,131.2
Repurchases of common stock	(1.8)	—	(802.2)	—	—	(802.2)
Common stock withheld for employee tax obligations	(0.5)	—	(232.8)	—	—	(232.8)
Issuance of common stock under benefit plans	1.6	—	77.7	—	—	77.7
Stock-based compensation expense	—	—	343.8	—	—	343.8
Balance at June 30, 2026	253.3	$2.5	$4,505.7	$48.5	$15,691.2	$20,247.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited; in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$2,131.2	$1,679.2
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	336.6	333.4
Depreciation and amortization expense	112.4	100.1
Intangible asset impairment charge	—	379.0
Deferred income taxes	(135.0)	(305.4)
Other non-cash items, net	(21.4)	106.6
Changes in operating assets and liabilities:
Accounts receivable	(100.4)	(188.0)
Inventories	(125.4)	(315.7)
Prepaid expenses and other assets	122.0	(104.5)
Accounts payable	(31.1)	33.8
Accrued expenses	293.0	214.7
Other liabilities	(28.4)	(41.2)
Net cash provided by operating activities	2,553.5	1,892.0
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(4,864.1)	(3,820.6)
Sales and maturities of available-for-sale debt securities	4,558.2	3,476.3
Purchases of property and equipment	(245.6)	(186.4)
Proceeds related to convertible note	75.5	—
Other investing activities	(1.7)	(9.6)
Net cash used in investing activities	(477.7)	(540.3)
Cash flows from financing activities:
Issuances of common stock under benefit plans	74.7	65.8
Repurchases of common stock	(806.4)	(817.9)
Payments in connection with common stock withheld for employee tax obligations	(232.8)	(276.4)
Other financing activities	(1.0)	(1.1)
Net cash used in financing activities	(965.5)	(1,029.6)
Effect of changes in exchange rates on cash	(44.0)	87.7
Net increase in cash, cash equivalents and restricted cash	1,066.3	409.8
Cash, cash equivalents and restricted cash—beginning of period	5,087.8	4,572.2
Cash, cash equivalents and restricted cash—end of period	$6,154.1	$4,982.0

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$501.5	$697.7
Cash paid for interest	$6.3	$6.2
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
Certain information and footnote disclosures normally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”) have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of income for the interim periods ended June 30, 2026 and 2025.
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
B.Collaboration, License and Other Arrangements
Acquired In-Process Research and Development
We have entered into numerous business development agreements with third parties to collaborate on research, development and commercialization programs, license technologies, or acquire assets. Our “Acquired in-process research and

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
development expenses” (“AIPR&D”) included $21.4 million and $21.9 million in the three and six months ended June 30,
2026, respectively, and $2.2 million and $22.0 million in the three and six months ended June 30, 2025, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions.
Our collaboration, licensing and asset acquisition agreements that had a significant impact on our financial statements for the three and six months ended June 30, 2026 and 2025 or were new or materially revised during the three and six months ended June 30, 2026, are described below. Additional agreements are described in Note B, “Collaboration, License and Other
Arrangements,” of our 2025 Annual Report on Form 10-K.
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
During the three and six months ended June 30, 2026 and 2025, the credits recognized in our condensed consolidated statements of income for CRISPR’s share of CRISPR JDCA activities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Cost of sales	$21.8	$30.1	$44.9	$66.3
Research and development expenses	$14.4	$15.1	$30.5	$31.1
Acquired in-process research and development expenses	$—	$—	$—	$12.5
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
C.Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share for the periods ended:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Net income	$1,099.8	$1,032.9	$2,131.2	$1,679.2

Basic weighted-average common shares outstanding	253.7	256.7	253.9	256.8
Effect of potentially dilutive securities:
Restricted stock units (including performance-based restricted stock units (“PSUs”))	0.9	1.3	1.2	1.4
Stock options	0.6	0.9	0.6	1.0
Diluted weighted-average common shares outstanding	255.2	258.9	255.7	259.2

Basic net income per common share	$4.34	$4.02	$8.39	$6.54
Diluted net income per common share	$4.31	$3.99	$8.33	$6.48
During the three and six months ended June 30, 2026 and 2025, the number of anti-dilutive securities that were excluded from the computation of our diluted net income per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Unvested restricted stock units (including PSUs)	0.6	—	0.3	—
Stock options	—	—	—	—

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
D.Fair Value Measurements
The following table sets forth our financial assets and liabilities subject to fair value measurements by level within the fair value hierarchy, as described in Note A, “Nature of Business and Accounting Policies,” of our 2025 Annual Report on
Form 10-K:

	As of June 30, 2026				As of December 31, 2025
		Fair Value Hierarchy				Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(in millions)
Financial instruments carried at fair value (asset positions):
Cash equivalents	$2,656.9	$1,351.5	$1,305.4	$—	$2,779.1	$1,770.7	$1,008.4	$—
Marketable securities:
Corporate equity securities	11.9	11.9	—	—	16.6	16.6	—	—
U.S. Treasury securities	1,660.4	1,660.4	—	—	1,864.9	1,864.9	—	—
U.S. government agency securities	190.8	—	190.8	—	262.4	—	262.4	—
Asset-backed securities	1,233.5	—	1,233.5	—	1,357.0	—	1,357.0	—
Certificates of deposit	18.9	—	18.9	—	26.2	—	26.2	—
Corporate debt securities	4,317.8	—	4,317.8	—	3,693.9	—	3,693.9	—
Commercial paper	64.7	—	64.7	—	14.6	—	14.6	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	60.8	—	60.8	—	6.2	—	6.2	—
Other assets:
Foreign currency forward contracts	39.9	—	39.9	—	12.7	—	12.7	—
Total financial assets	$10,255.6	$3,023.8	$7,231.8	$—	$10,033.6	$3,652.2	$6,381.4	$—

Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(35.2)	$—	$(35.2)	$—	$(79.4)	$—	$(79.4)	$—
Other long-term liabilities:
Foreign currency forward contracts	(17.4)	—	(17.4)	—	(51.0)	—	(51.0)	—
Contingent consideration	(79.6)	—	—	(79.6)	(79.0)	—	—	(79.0)
Total financial liabilities	$(132.2)	$—	$(52.6)	$(79.6)	$(209.4)	$—	$(130.4)	$(79.0)
Please refer to Note E, “Marketable Securities and Other Investments,” for the carrying amount and related unrealized gains (losses) by type of investment. Our cash equivalents primarily include money market funds, commercial paper, and time deposits.
Fair Value of Corporate Equity Securities
We classify our investments in publicly traded corporate equity securities as “Marketable securities” on our condensed consolidated balance sheets. Generally, our investments in the common stock of publicly traded companies are valued based on Level 1 inputs because they have readily determinable fair values.
Please refer to Note E, “Marketable Securities and Other Investments,” for further information on these investments.
Fair Value of Contingent Consideration
Our Level 3 contingent consideration liabilities of $79.6 million are related to $678.3 million of development and regulatory milestones potentially payable to former equity holders of a privately-held company we acquired in 2019. We base our estimates of the probability of achieving the milestones relevant to the fair value of contingent payments on industry data attributable to gene therapies and our knowledge of the progress and viability of the associated Duchenne muscular dystrophy programs. The discount rates used in the valuation model for contingent payments, which were between 4.6% and 4.7% as of
June 30, 2026, represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table represents a rollforward of the fair value of our contingent consideration liabilities:

Six Months Ended June 30, 2026
(in millions)
Balance at December 31, 2025	$79.0
Increase in fair value of contingent payments	0.6
Balance at June 30, 2026	$79.6
E.Marketable Securities and Other Investments
A summary of our cash equivalents and marketable debt and equity securities, which are recorded at fair value, is shown below:

	As of June 30, 2026				As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Cash equivalents	$2,656.9	$—	$—	$2,656.9	$2,779.1	$—	$—	$2,779.1
Marketable securities:
U.S. Treasury securities	1,668.0	0.4	(8.0)	1,660.4	1,852.9	12.1	(0.1)	1,864.9
U.S. government agency securities	191.0	0.2	(0.4)	190.8	261.2	1.2	—	262.4
Asset-backed securities	1,236.1	1.2	(3.8)	1,233.5	1,351.1	6.0	(0.1)	1,357.0
Certificates of deposit	18.9	—	—	18.9	26.2	—	—	26.2
Corporate debt securities	4,326.1	5.7	(14.0)	4,317.8	3,669.3	25.0	(0.4)	3,693.9
Commercial paper	64.7	—	—	64.7	14.6	—	—	14.6
Total marketable available-for- sale debt securities	7,504.8	7.5	(26.2)	7,486.1	7,175.3	44.3	(0.6)	7,219.0
Corporate equity securities	25.0	—	(13.1)	11.9	25.0	—	(8.4)	16.6
Total marketable securities	7,529.8	7.5	(39.3)	7,498.0	7,200.3	44.3	(9.0)	7,235.6
Total cash equivalents and marketable securities	$10,186.7	$7.5	$(39.3)	$10,154.9	$9,979.4	$44.3	$(9.0)	$10,014.7
Amounts in the table above at fair value were classified on our condensed consolidated balance sheets as follows:

	As of June 30, 2026	As of December 31, 2025

	(in millions)
Cash and cash equivalents	$2,656.9	$2,779.1
Marketable securities	1,708.9	1,523.3
Long-term marketable securities	5,789.1	5,712.3
Total	$10,154.9	$10,014.7
Marketable available-for-sale debt securities by contractual maturity were as follows:

	As of June 30, 2026	As of December 31, 2025

	(in millions)
Matures within one year	$1,697.0	$1,506.7
Matures after one year through five years	5,689.5	5,595.8
Matures after five years	99.6	116.5
Total	$7,486.1	$7,219.0
We did not record any allowances for credit losses to adjust the fair value of our marketable available-for-sale debt securities during the three and six months ended June 30, 2026 and 2025. Additionally, we did not record any realized gains or losses related to these investments that were material to our condensed consolidated statements of income during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, we held marketable available-for-sale debt securities with a total fair value of $4.8 billion that were in unrealized loss positions totaling $26.2 million, including an insignificant amount that had been in unrealized loss positions for greater than twelve months.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
We record changes in the fair value of our investments in corporate equity securities to “Other income (expense), net” in our condensed consolidated statements of income. During the three and six months ended June 30, 2026 and 2025, our net unrealized (losses) gains on corporate equity securities with readily determinable fair values held at the conclusion of each period were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Net unrealized (losses) gains	$(8.5)	$6.4	$(4.7)	$(8.6)
As of June 30, 2026 and December 31, 2025, the carrying value of our equity investments without readily determinable fair values, which are recorded in “Other assets” on our condensed consolidated balance sheets was $80.1 million and
$81.5 million, respectively.
During the three and six months ended June 30, 2026, we received $75.5 million cash proceeds following the conversion of a note receivable we held from a privately-held company that was acquired. As a result, we recognized a realized gain of
$48.7 million within “Other income (expense), net” in our condensed consolidated statements of income.
F.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available- For-Sale Debt Securities	On Foreign Currency Forward Contracts	Total

	(in millions)
Balance at December 31, 2025	$37.2	$34.0	$(87.1)	$(15.9)
Other comprehensive (loss) income before reclassifications	(11.6)	(49.1)	96.7	36.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.5	27.9	28.4
Net current period other comprehensive (loss) income	(11.6)	(48.6)	124.6	64.4
Balance at June 30, 2026	$25.6	$(14.6)	$37.5	$48.5

Balance at December 31, 2024	$9.7	$7.1	$111.0	$127.8
Other comprehensive income (loss) before reclassifications	29.4	26.3	(280.0)	(224.3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(2.4)	(2.2)	(4.6)
Net current period other comprehensive income (loss)	29.4	23.9	(282.2)	(228.9)
Balance at June 30, 2025	$39.1	$31.0	$(171.2)	$(101.1)
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
We formally document the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as our risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. Using regression analysis, we assess, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. As of June 30, 2026, all hedges were determined to be highly effective.
We consider the impact of our counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of June 30, 2026 and December 31, 2025, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the notional amount in U.S. dollars of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP:

	As of June 30, 2026	As of December 31, 2025

Foreign Currency	(in millions)
Euro	$3,520.1	$4,677.9
Canadian dollar	371.7	516.1
British pound sterling	351.6	492.6
Australian dollar	278.0	267.5
Swiss franc	91.2	126.0
Total foreign currency forward contracts	$4,612.6	$6,080.1
Foreign currency forward contracts - Not designated as hedging instruments
We enter into foreign currency forward contracts, typically with contractual maturities of approximately one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under U.S. GAAP. We recognize realized gains and losses for such contracts in “Other income (expense), net” in our condensed consolidated statements of income each period. As of June 30, 2026 and December 31, 2025, the notional amount of our outstanding foreign currency forward contracts where hedge accounting under U.S. GAAP was not applied was $670.9 million and $612.6 million, respectively.
During the three and six months ended June 30, 2026 and 2025, we recognized the following related to foreign currency forward contracts in our condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$(10.2)	$(21.3)	$(35.7)	$2.8
Not designated as hedging instruments
Other income (expense), net	$(13.4)	$(3.1)	$(16.3)	$(4.3)

Total reported in the Condensed Consolidated Statements of Income
Product revenues, net	$3,333.9	$2,944.0	$6,320.8	$5,704.2
Other income (expense), net	$24.3	$13.2	$24.3	$(4.4)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table summarizes the fair value of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP included on our condensed consolidated balance sheets:

As of June 30, 2026
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value

(in millions)
Prepaid expenses and other current assets	$60.8	Other current liabilities	$(35.2)
Other assets	39.9	Other long-term liabilities	(17.4)
Total assets	$100.7	Total liabilities	$(52.6)

As of December 31, 2025
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value

(in millions)
Prepaid expenses and other current assets	$6.2	Other current liabilities	$(79.4)
Other assets	12.7	Other long-term liabilities	(51.0)
Total assets	$18.9	Total liabilities	$(130.4)
As of June 30, 2026, we expect the amounts that are related to foreign currency forward contracts designated as cash flow hedges under U.S. GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
We present the fair value of our foreign currency forward contracts on a gross basis within our condensed consolidated balance sheets. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under U.S. GAAP on our condensed consolidated balance sheets:

	As of June 30, 2026
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset

Foreign currency forward contracts	(in millions)
Total assets	$100.7	$—	$100.7	$(52.6)	$48.1
Total liabilities	(52.6)	—	(52.6)	52.6	—

	As of December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset

Foreign currency forward contracts	(in millions)
Total assets	$18.9	$—	$18.9	$(18.9)	$—
Total liabilities	(130.4)	—	(130.4)	18.9	(111.5)
H.Inventories
“Inventories” consisted of the following:

	As of June 30, 2026	As of December 31, 2025

	(in millions)
Raw materials	$233.0	$259.8
Work-in-process	1,253.9	1,196.9
Finished goods	278.2	230.1
Total	$1,765.1	$1,686.8

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
I.Intangible Assets
“Other intangible assets, net” consisted of the following:

		As of June 30, 2026			As of December 31, 2025
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions, except useful lives)
In-process research and development	Indefinite	$224.6	$—	$224.6	$224.6	$—	$224.6
Finite-lived intangible assets - marketed products	10 to 12 years	238.0	(52.2)	185.8	238.0	(42.1)	195.9
Finite-lived intangible assets - assembled workforce	3 years	7.7	(5.3)	2.4	7.7	(4.0)	3.7
Total other intangible assets, net		$470.3	$(57.5)	$412.8	$470.3	$(46.1)	$424.2
In March 2025, based on results from a Phase 1/2 clinical trial evaluating our VX-264 clinical program in patients with type 1 diabetes (“T1D”), we concluded that VX-264 will not be advancing further in clinical development. Based on this event, we performed an interim impairment test on the fair value of our VX-264 indefinite-lived in-process research and development asset that we acquired from Semma Therapeutics, Inc. in 2019. As a result, using the multi period earnings method of the income approach, we recorded a full intangible asset impairment charge of $379.0 million in the first quarter of
2025. As of June 30, 2026, our remaining indefinite-lived in-process research and development assets were associated with our T1D program.
J.Stock-based Compensation Expense and Share Repurchase Programs
Stock-based compensation expense
During the three and six months ended June 30, 2026 and 2025, we recognized the following stock-based compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Stock-based compensation expense by type of award:
Restricted stock units (including PSUs)	$165.9	$162.9	$332.4	$326.3
ESPP share issuances	5.8	7.1	9.2	12.7
Stock options	2.2	1.2	2.2	1.2
Stock-based compensation expense related to inventories	(3.7)	(3.9)	(7.2)	(6.8)
Total stock-based compensation expense included in “Total costs and expenses”	$170.2	$167.3	$336.6	$333.4

Stock-based compensation expense by line item:
Cost of sales	$3.8	$2.5	$7.0	$5.1
Research and development expenses	104.4	99.6	206.1	199.7
Selling, general and administrative expenses	62.0	65.2	123.5	128.6
Total stock-based compensation expense included in “Total costs and expenses”	170.2	167.3	336.6	333.4
Income tax effect	(35.3)	(36.5)	(70.6)	(111.7)
Total stock-based compensation expense, net of tax	$134.9	$130.8	$266.0	$221.7

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
In May 2025, our Board of Directors authorized an additional share repurchase program (the “2025 Share Repurchase
Program”), pursuant to which we are authorized to repurchase up to $4.0 billion of our common stock. The 2025 Share
Repurchase Program does not have an expiration date and can be discontinued at any time. As of June 30, 2026, we had $2.6 billion remaining available under the 2025 Share Repurchase Program.
During each of the six months ended June 30, 2026 and 2025, we repurchased 1.8 million shares of our common stock under our share repurchase programs, for aggregate repurchases of $799.5 million and $811.4 million, respectively.
K.Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. During the three and six months ended June 30, 2026 and
2025, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions, except percentages)
Income before provision for income taxes	$1,391.8	$1,283.0	$2,644.7	$2,013.4
Provision for income taxes	$292.0	$250.1	$513.5	$334.2

Effective tax rate	21.0%	19.5%	19.4%	16.6%
Our effective tax rates were equal to the U.S. statutory rate for the three months ended June 30, 2026, and lower than the
U.S. statutory rate for the six months ended June 30, 2026, primarily due to excess tax benefits related to stock-based compensation.
Our effective tax rate for the three and six months ended June 30, 2025 was lower than the U.S. statutory rate primarily due to excess tax benefits related to stock-based compensation and tax credits.
We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of June 30, 2026 and December 31, 2025, we had $439.4 million and $436.6 million, respectively, of net unrecognized tax benefits, which would affect our tax rate if recognized.
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
In July 2025, the U.S. enacted H.R.1, which includes significant provisions modifying the U.S. tax framework, including the ability for companies to immediately deduct research and development expenditures for 2025 and provisions for deducting previously capitalized amounts. H.R.1 does not have a material impact on our U.S. taxes for the first half of 2026, but we expect further guidance to be issued. We will review guidance when issued for impacts on future years and disclose any impacts if needed at that time. These legislative changes could have an impact on our future effective tax rates, tax liabilities, and cash taxes.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
L.Commitments and Contingencies
2026 Revolving Credit Agreement
In July 2026, Vertex and certain of its subsidiaries entered into a $500.0 million senior unsecured revolving facility (the
“2026 Revolver”) with the lenders and issuing banks party thereto and Bank of America, N.A., as administrative agent, which matures on July 30, 2031. We have not drawn upon the 2026 Revolver to date. Amounts drawn pursuant to the 2026
Revolver, if any, will be used for general corporate purposes. Subject to satisfaction of certain conditions, we may request that the borrowing capacity for the 2026 Revolver be increased by an additional $500.0 million. Up to $100.0 million of the
2026 Revolver may be allocated for loans and letters of credit in certain non-U.S. Dollar currencies. Additionally, the 2026
Revolver provides a sublimit of $100.0 million for letters of credit.
Any U.S. Dollar-denominated amounts borrowed under the 2026 Revolver will bear interest, at our option, at a rate per annum equal to either a base rate or a Secured Overnight Financing Rate (“SOFR”), in each case, plus an applicable margin.
Under the 2026 Revolver, the applicable margins on base rate loans range from 0.000% to 0.500% and the applicable margins on SOFR-based loans range from 0.875% to 1.500%, in each case, depending upon, either (x) our consolidated leverage ratio
(the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period) or (y) to the extent available, our credit rating. Any amounts borrowed in non-U.S. Dollar currencies will bear interest at a rate per annum equal to the applicable benchmark rate for such currency plus the applicable margin.
Loans made under the 2026 Revolver may be prepaid and commitments under the 2026 Revolver may be reduced at any time, in whole or in part, without premium or penalty.
Loans made under the 2026 Revolver will be guaranteed by certain of our existing and future domestic subsidiaries, subject to certain customary exceptions and limitations.
The 2026 Revolver contains customary representations and warranties and affirmative and negative covenants, which include limitations on subsidiary debt, liens and fundamental changes, as well as a financial covenant to maintain a consolidated leverage ratio of 3.50 to 1.00, subject to an increase, at our election, to 4.00 to 1.00 for each of the four fiscal quarters following a material acquisition.
The 2026 Revolver also contains customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under any outstanding loans.
Direct costs related to the 2026 Revolver are recorded over its term and are not material to our financial statements.
Prior Credit Facility
In July 2026, in conjunction with entering into the 2026 Revolver, we terminated the $500.0 million revolving credit agreement we entered into in 2022. As of June 30, 2026, we were in compliance with all covenants associated with this revolving credit agreement.
2026 Term Loan
In July 2026, we entered into the 2026 Term Loan, as defined and described in Note O, “Subsequent Events.”
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
Legal Matters and Other Contingencies
As described in Note B, “Collaboration, License and Other Arrangements,” we have an agreement with the CFF (the
“CFF Agreement”) pursuant to which we owe third-party royalties payable on net sales of certain CF products, including
ALYFTREK. Since inception, our ALYFTREK net product revenues total $1.8 billion. Based on the CFF Agreement, our position is that the royalty burden associated with ALYFTREK is 4%. On October 10, 2025, Royalty Pharma plc (“RP”), the
third party to whom the CFF assigned its rights (and the CFF, which remains a party to the CFF Agreement), initiated a confidential arbitration alleging the royalty burden on ALYFTREK is approximately 8%. RP is seeking a declaratory judgment regarding the royalty burden on ALYFTREK as well as alleged unpaid royalties and other alleged damages available under the CFF Agreement or applicable law, costs, expenses, attorneys’ fees, and interest. We believe RP’s position is contrary to the plain terms of the CFF Agreement and intend to vigorously defend our position under the CFF Agreement.
On a quarterly basis, we evaluate developments with claims, whether asserted or unasserted, and legal proceedings that could result in a loss contingency accrual, or an increase or decrease to a previously accrued loss contingency. There were no material loss contingencies accrued as of June 30, 2026 or December 31, 2025.
We also have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for such contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Other than our contingent consideration liabilities discussed in Note D, “Fair Value Measurements,” there were no significant contingent liabilities accrued as of June 30, 2026 or December 31, 2025.
M.Segment Information
Revenues by Product
“Product revenues, net” consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
TRIKAFTA/KAFTRIO	$2,497.2	$2,551.1	$4,851.9	$5,086.6
ALYFTREK	573.6	156.8	998.0	210.7
Other CF product revenues (1)	137.1	193.7	273.0	349.0
Total CF product revenues, net	3,207.9	2,901.6	6,122.9	5,646.3
CASGEVY	76.4	30.4	119.3	44.6
JOURNAVX	49.6	12.0	78.6	13.3
Total product revenues, net	$3,333.9	$2,944.0	$6,320.8	$5,704.2

(1) Include KALYDECO, ORKAMBI, and SYMDEKO/SYMKEVI.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
Revenues by Geographic Location
“Product revenues, net” are allocated based on the location of the customer. “Other revenues” are allocated based on the location of the Vertex entity associated with such revenues. Our “Total revenues” consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
United States	$2,056.4	$1,848.2	$3,832.3	$3,511.7
Outside of the United States
Europe	977.7	910.9	1,927.7	1,737.5
Other	299.8	205.6	560.8	485.7
Total revenues outside of the United States	1,277.5	1,116.5	2,488.5	2,223.2
Total revenues	$3,333.9	$2,964.7	$6,320.8	$5,734.9
We did not have any “Other revenues” in the three and six months ended June 30, 2026. In the three and six months ended June 30, 2025, our “Other revenues” of $20.7 million and $30.7 million, respectively, were attributed to the U.S.
Significant Segment Expenses
Significant segment expenses are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

	(in millions)
Total revenues	$3,333.9	$2,964.7	$6,320.8	$5,734.9
Costs and expenses:
Cost of sales - products	218.3	140.5	378.5	271.1
Cost of sales - royalty	270.9	267.0	503.5	499.4
Research expenses	207.3	209.3	412.3	415.4
Development expenses	786.5	769.1	1,543.1	1,542.7
Acquired in-process research and development expenses	21.4	2.2	21.9	22.0
Selling and other commercial expenses	388.1	264.6	701.7	505.7
General and administrative expenses	194.1	160.0	374.2	315.3
Intangible asset impairment charge	—	—	—	379.0
Interest income, net	(120.6)	(118.7)	(235.4)	(236.6)
Other segment items (1)	(23.9)	(12.3)	(23.7)	7.5
Provision for income taxes	292.0	250.1	513.5	334.2
Net income	$1,099.8	$1,032.9	$2,131.2	$1,679.2
(1)Other segment items included in “Net income” primarily include a realized gain related to an investment in a privately held company in the three and six months ended June 30, 2026, changes in the fair value of equity investments and changes in the fair value of contingent consideration.
Additional Segment Information
During the three and six months ended June 30, 2026 and 2025, we recorded total depreciation and amortization expense of $56.5 million, $51.7 million, and $112.4 million and $100.1 million, respectively.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
N.Additional Balance Sheet & Cash Flow Information
Contract Liabilities
We had contract liabilities of $157.0 million and $171.8 million as of June 30, 2026 and December 31, 2025, respectively, primarily related to annual contracts with government-owned and supported customers in international markets that limit the amount of annual reimbursement we can receive for our CF products. Upon exceeding the annual reimbursement amount provided by the customer’s contract with us, our CF products are provided free of charge, which is a material right. These contracts include upfront payments and fees. If we estimate that we will exceed the annual reimbursement amount under a contract, we defer a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” Once the reimbursement limit has been reached, we recognize the deferred amount as revenue when we ship the free products. Our CF product revenue contracts include performance obligations that are one year or less.
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
We obtained $148.8 million and $5.1 million of right-of-use operating lease assets in exchange for a similar amount of lease obligations, including the Lonza Facility amounts described above, during the six months ended June 30, 2026 and
2025, respectively. These represent non-cash operating activities associated with our condensed consolidated statement of cash flows.
Cash, Cash Equivalents and Restricted Cash Presented in Condensed Consolidated Statements of Cash Flows
The cash, cash equivalents and restricted cash at the beginning and end of each period presented in our condensed consolidated statements of cash flows consisted of the following:

	Six Months Ended June 30,
	2026		2025
	Beginning of period	End of period	Beginning of period	End of period

	(in millions)
Cash and cash equivalents	$5,084.8	$6,143.5	$4,569.6	$4,972.2
Prepaid expenses and other current assets	3.0	10.6	2.6	9.8
Cash, cash equivalents and restricted cash per condensed consolidated statement of cash flows	$5,087.8	$6,154.1	$4,572.2	$4,982.0
O.Subsequent Events
Crinetics Acquisition
On July 6, 2026, we entered into an agreement and plan of merger to acquire (the “Crinetics Acquisition”) all of the issued and outstanding shares of common stock of Crinetics Pharmaceuticals, Inc., a publicly traded biotechnology company focused on discovering, developing, and commercializing novel therapeutics for endocrine diseases and endocrine-related tumors, for $85.00 per share in cash, for a total equity value of approximately $10.0 billion. The transaction is expected to

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
close in the third quarter of 2026, subject to certain customary closing conditions. We will account for the acquisition in the period that it closes. We intend to fund the acquisition using a combination of our cash, cash equivalents, and proceeds from the 2026 Term Loan, as defined below. The Crinetics Acquisition is not conditioned on our receipt of financing.
Concurrently with entry into the merger agreement for the Crinetics Acquisition, we entered into a debt commitment letter dated July 6, 2026 with Bank of America, N.A., BofA Securities, Inc. and Morgan Stanley Senior Funding, Inc.,
pursuant to which they agreed to provide us with an unsecured 364-day bridge loan facility. On July 30, 2026, this commitment was terminated upon entry into the 2026 Term Loan, described below.
Term Loan Credit Agreement
On July 30, 2026, we entered into a term loan credit agreement (the “2026 Term Loan”) with the lenders and issuing banks party thereto and Bank of America, N.A., as administrative agent, which provides for a $4.5 billion senior unsecured delayed draw term loan A facility. Amounts borrowed under the 2026 Term Loan will be used to finance a portion of the
Crinetics Acquisition.
Any amounts borrowed under the 2026 Term Loan will become payable in full as follows: (a) a $1.0 billion tranche due
364 days after the amounts are borrowed (the “Funding Date”) (“Tranche 1 Loans”), (b) a $1.0 billion tranche due on the date that is two years after the Funding Date (“Tranche 2 Loans”), and (c) a $2.5 billion tranche due on the date that is three years after the Funding Date (“Tranche 3 Loans”). We have not drawn upon the 2026 Term Loan to date.
Loans made under the 2026 Term Loan will bear interest, at our option, at a rate per annum equal to either a base rate or a SOFR-based rate, in each case, plus an applicable margin. Under the 2026 Term Loan, the applicable margin on base rate loans ranges from 0.000% to 0.500% for Tranche 1 and Tranche 2 Loans and from 0.000% to 0.625% for Tranche 3 Loans, and the applicable margin on SOFR-based loans ranges from 0.8750% to 1.500% for Tranche 1 and Tranche 2 Loans and from 1.000% to 1.625% for Tranche 3 Loans, in each case, depending upon, either (x) our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated EBITDA for the most recently completed four fiscal quarter period) or (y) to the extent available, our credit rating. Loans made under the 2026 Term Loan may be prepaid and commitments under the 2026 Term Loan may be reduced at any time, in whole or in part, without premium or penalty. There are no mandatory prepayments or amortization required in connection with the loans made under the 2026 Term Loan.
Loans made under the 2026 Term Loan will be guaranteed by certain of our existing and future domestic subsidiaries.
The 2026 Term Loan also contains customary representations and warranties and affirmative and negative covenants, in each case, that are substantially consistent with the representations and warranties and covenants contained in the 2026
Revolver and which include a financial covenant to maintain a consolidated leverage ratio of 3.50 to 1.00, subject to an increase, at our election, to 4.00 to 1.00 for each of the four fiscal quarters following a material acquisition.
The 2026 Term Loan also contains customary events of default that are substantially consistent with the events of default contained in the 2026 Revolver. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under any outstanding loan.

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
Financial Highlights

Total Revenues
In the second quarter of 2026, our total revenues increased to $3.3 billion as compared to $3.0 billion in the second quarter of 2025, primarily due to continued performance of our CF therapies and growth from diversification into additional disease areas.

Cost of Sales
Our cost of sales as a percentage of our net product revenues increased to 14.7% in the second quarter of 2026 as compared to 13.8% in the second quarter of 2025, as a result of changes in product mix, partially offset by a lower blended royalty rate for our CF medicines.

Total R&D, AIPR&D and SG&A Expenses
Our total research and development (“R&D”), acquired in-process research and development expenses (“AIPR&D”) and selling, general and administrative (“SG&A”) expenses increased to
$1.6 billion in the second quarter of 2026 as compared to $1.4 billion in the second quarter of
2025, primarily due to increased investment to commercialize our new products.

Cash
Our total cash, cash equivalents and marketable securities increased to $13.6 billion as of June 30,
2026 as compared to $12.3 billion as of December 31, 2025 primarily due to cash flows provided by our operating activities, partially offset by repurchases of our common stock.

Q2 2025
Q2 2026
December 31, 2025
June 30, 2026
Note: Charts above may not add due to rounding.
Business Updates
Marketed Products
Cystic Fibrosis
We expect that the number of people with CF taking our medicines will continue to grow through new approvals and reimbursement agreements, treatment of younger patients, increased survival and expansion into additional geographies.
Recent progress in activities expanding our CF business is included below:
•In the second quarter of 2026, we secured reimbursement for ALYFTREK in four additional countries, including
Spain, bringing the total number of countries where ALYFTREK is reimbursed to 25. We also signed a letter of intent with the Pan-Canadian Pharmaceutical Alliance for reimbursement of ALYFTREK for eligible patients six years of age and older in Canada.

Sickle Cell Disease and Beta Thalassemia
•In the second quarter of 2026, we recorded $76.4 million of CASGEVY product revenues, representing a 78%
increase compared to the first quarter of 2026 and a 151% increase compared to the second quarter of 2025.
•The U.S. Food and Drug Administration (the “FDA”) approved CASGEVY in children two years of age and older with SCD or TDT, making it the first genetic therapy indicated for children as young as two years of age for both
SCD and TDT. Approximately 5,500 patients with SCD or TDT may be eligible for treatment with CASGEVY for the first time with this approval. We also completed regulatory submissions in the Kingdom of Saudi Arabia (“Saudi
Arabia”) and the United Kingdom for the treatment of children five to eleven years of age.
•In May, we secured reimbursement for CASGEVY for eligible patients 12 years and older with SCD or TDT in
Germany. We are committed to working with government and reimbursement authorities globally to ensure sustainable access for eligible patients.
Acute Pain
•In the second quarter of 2026, we recorded $49.6 million of JOURNAVX product revenues, representing a 71%
increase compared to the first quarter of 2026 and a more than 300% increase compared to the second quarter of
2025.
•In the second quarter and first six months of 2026, approximately 535,000 and 900,000 prescriptions, respectively, have been filled for JOURNAVX across the hospital and retail settings.
•We have reached agreements with two additional major pharmacy benefit managers for Medicare Part D coverage of
JOURNAVX. As a result, seniors covered by three of the four major Medicare Part D pharmacy benefit managers have reimbursed access. Twenty-three states provide coverage for JOURNAVX via Medicaid. In total, approximately 260 million individuals have reimbursed access to JOURNAVX across a wide range of commercial and government payers.
Pipeline
We continue to advance a diversified pipeline of potentially transformative medicines for serious diseases utilizing a range of modalities. Recent and anticipated progress in activities supporting these efforts is included below:
Cystic Fibrosis
•Following positive results from the Phase 3 clinical trial evaluating ALYFTREK in children with CF two to five years of age, we initiated global regulatory submissions for this age group.
Acute and Peripheral Neuropathic Pain
•During the second quarter of 2026, Health Canada accepted our new drug submission for suzetrigine for the treatment of moderate-to-severe acute pain, and review is underway.
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
•The FDA accepted our biologics license application for accelerated approval of povetacicept for adults with IgAN and assigned a PDUFA target action date of November 30, 2026. If approved, povetacicept will become the first commercialized therapy in our emerging nephrology franchise.
•We have completed our regulatory submission for accelerated approval of povetacicept in adults with IgAN in Saudi
Arabia, and the Saudi Food and Drug Authority has granted Breakthrough Designation to povetacicept.
•Povetacicept represents a potentially best-in-class approach to control B cell activity in primary membranous nephropathy (“pMN”), another B cell-mediated disease. We completed the Phase 2B portion of the Phase 2/3

OLYMPUS pivotal trial evaluating povetacicept in people with pMN, and we confirmed the dose selection for the
Phase 3 portion, which is underway.
APOL1-Mediated Kidney Disease
•Inaxaplin is our small molecule for the treatment of APOL1-mediated kidney disease (“AMKD”). We expect to complete full enrollment in the AMPLITUDE Phase 2/3 pivotal clinical trial evaluating inaxaplin in the second half of 2026.
•We expect to share data from the interim analysis of the AMPLITUDE clinical trial in early 2027. We expect to conduct the pre-planned interim analysis for potential U.S. accelerated approval once the interim analysis cohort has been treated for 48 weeks.
Type 1 Diabetes
•Zimislecel is an allogeneic, stem cell-derived, fully differentiated, insulin-producing islet cell replacement therapy, using standard immunosuppression to protect the implanted cells. We are enrolling and dosing patients in the Phase
1/2/3 clinical trial of zimislecel in people with type 1 diabetes (“T1D”).
•The FDA cleared the Investigational New Drug Application for VX-017, our stem cell-derived, fully differentiated islet cell therapy designed to treat all eligible patients with T1D, regardless of blood type. We plan to initiate a Phase
1/2 clinical trial to evaluate the safety and efficacy of VX-017 in people with T1D in the near term.
•We expect to provide updated timelines for the zimislecel and VX-017 programs in 2026.
Investment in External Innovation
•In July, we entered into an agreement and plan of merger (the “Crinetics Merger Agreement”) to acquire all of the issued and outstanding shares of common stock of Crinetics Pharmaceuticals, Inc. (“Crinetics”) for $85.00 per share in cash, for a total equity value of approximately $10.0 billion (the “Crinetics Acquisition”). We expect the transaction to close in the third quarter of 2026, subject to certain customary conditions. Crinetics’ PALSONIFY®
(paltusotine) is a once-daily oral therapy for adults with acromegaly, a rare and debilitating condition caused by a pituitary tumor that secretes excess growth hormone, who had an inadequate response to surgery and/or for whom surgery is not an option. PALSONIFY is approved by the FDA and the European Medicines Agency, and is under review by other global regulatory bodies. Crinetics’ most advanced pipeline candidate, atumelnant, is a once-daily oral adrenocorticotropic hormone receptor antagonist in Phase 3 development for congenital adrenal hyperplasia.
Our Business Environment
In the first half of 2026, our total product revenues came primarily from the sale of our medicines for the treatment of
CF. Our CF strategy involves continuing to develop and obtain approval and reimbursement for treatment regimens that will provide benefits to all people with CF and increasing the number of people with CF eligible and able to receive our medicines. Outside of CF, we continue to advance the commercialization of CASGEVY for the treatment of SCD and TDT, and JOURNAVX for the treatment of acute pain, and we are preparing for a potential launch of povetacicept for the treatment of IgAN. In addition, we are advancing our pipeline of product candidates for the treatment of serious diseases outside of CF,
SCD, TDT and acute pain.
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
Strategic Transactions
Acquisitions
As part of our business strategy, we seek to license or acquire technologies, products, product candidates and businesses that are aligned with our corporate and research and development strategies and complement and advance our ongoing research and development efforts. We have acquired multiple biotechnology companies over the last several years and expect to continue to identify and evaluate such opportunities. The accounting for an acquisition can vary significantly based on whether we conclude the relevant transaction represents a business combination or asset acquisition.
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
In July 2026, we entered into the Crinetics Merger Agreement to acquire Crinetics as described above. Crinetics is a publicly traded biotechnology company focused on discovering, developing, and commercializing novel therapeutics for endocrine diseases and endocrine-related tumors. We will acquire Crinetics for $85.00 per share in cash, for a total equity value of approximately $10.0 billion. We expect to fund the acquisition with our cash, cash equivalents, and proceeds from the 2026 Term Loan, as defined below. The Crinetics Acquisition is not conditioned on our receipt of financing. We will account for the acquisition in the period that it closes.

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
Acquired In-Process Research and Development Expenses
In the first half of 2026 and 2025, our AIPR&D included $21.9 million and $22.0 million, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including the asset acquisitions, collaborations, and licenses of third-party technologies described above. Please refer to Note B, “Collaboration,
License and Other Arrangements,” for further information regarding our asset acquisitions, collaborations and in-license agreements.
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

RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
TRIKAFTA/KAFTRIO	$2,497.2	$2,551.1	(2)%	$4,851.9	$5,086.6	(5)%
ALYFTREK	573.6	156.8	266%	998.0	210.7	374%
Other CF product revenues (1)	137.1	193.7	(29)%	273.0	349.0	(22)%
Total CF product revenues, net	3,207.9	2,901.6	11%	6,122.9	5,646.3	8%
CASGEVY	76.4	30.4	151%	119.3	44.6	167%
JOURNAVX	49.6	12.0	313%	78.6	13.3	491%
Product revenues, net	3,333.9	2,944.0	13%	6,320.8	5,704.2	11%
Other revenues	—	20.7	**	—	30.7	**
Total revenues	$3,333.9	$2,964.7	12%	$6,320.8	$5,734.9	10%

(1) Include KALYDECO, ORKAMBI and SYMDEKO/SYMKEVI.				** Not meaningful
Product Revenues, Net
In the second quarter and first half of 2026, our net product revenues increased 13% and 11%, as compared to the second quarter and first half of 2025, respectively, primarily due to continued performance of our CF therapies and growth from diversification into additional disease areas.
Other Revenues
In the second quarter of 2025, our other revenues included a $20.6 million upfront payment received from our collaboration agreement with Ono Pharmaceuticals Co., Ltd. In the first half of 2025, our other revenues also included a
$10.0 million upfront payment received from our collaboration agreement with Zai Lab Limited.
Total Revenues by Geographic Location
Our total revenues from the U.S. and from ex-U.S. markets were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
United States	$2,056.4	$1,848.2	11%	$3,832.3	$3,511.7	9%
ex-U.S.	1,277.5	1,116.5	14%	2,488.5	2,223.2	12%
Total revenues	$3,333.9	$2,964.7	12%	$6,320.8	$5,734.9	10%
In the second quarter and first half of 2026, our U.S. total revenues increased 11% and 9%, as compared to the second quarter and first half of 2025, respectively, primarily due to continued strong patient demand, including from new initiations of ALYFTREK, and higher realized net prices in CF, and contributions from CASGEVY and JOURNAVX.
In the second quarter and first half of 2026, our ex-U.S. total revenues increased 14% and 12%, as compared to the second quarter and first half of 2025, respectively, primarily due to strong CF performance across multiple geographies, including ALYFTREK uptake, increased CASGEVY product revenues, and favorable impacts from foreign exchange.

Operating Costs and Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
Cost of sales	$489.2	$407.5	20%	$882.0	$770.5	14%
Research and development expenses	993.8	978.4	2%	1,955.4	1,958.1	—%
Acquired in-process research and development expenses	21.4	2.2	**	21.9	22.0	**
Selling, general and administrative expenses	582.2	424.6	37%	1,075.9	821.0	31%
Intangible asset impairment charge	—	—	**	—	379.0	**
Change in fair value of contingent consideration	0.4	0.9	**	0.6	3.1	**
Total costs and expenses	$2,087.0	$1,813.6	15%	$3,935.8	$3,953.7	—%

				** Not meaningful
Cost of Sales
Our cost of sales primarily consists of third-party royalties payable on net sales of our CF products as well as the cost of producing inventories. Our cost of sales as a percentage of our net product revenues increased to 14.7% and 14.0% in the second quarter and first half of 2026, respectively, as compared to 13.8% and 13.5% in the second quarter and first half of
2025, respectively, as a result of changes in product mix, partially offset by a lower blended royalty rate for our CF medicines.
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
believe RP’s position is contrary to the plain terms of the CFF Agreement and intend to vigorously defend our position under the CFF Agreement.
Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
Research expenses	$207.3	$209.3	(1)%	$412.3	$415.4	(1)%
Development expenses	786.5	769.1	2%	1,543.1	1,542.7	—%
Total research and development expenses	$993.8	$978.4	2%	$1,955.4	$1,958.1	—%

Research Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
Research Expenses:
Salary and benefits	$51.3	$53.1	(3)%	$106.5	$106.2	—%
Stock-based compensation expense	21.2	22.5	(6)%	42.4	44.8	(5)%
Outsourced services and other direct expenses	71.2	71.0	—%	137.8	144.1	(4)%
Infrastructure costs	63.6	62.7	1%	125.6	120.3	4%
Total research expenses	$207.3	$209.3	(1)%	$412.3	$415.4	(1)%
Our research expenses include investment in our pipeline, including our cell and genetic therapy capabilities. We expect to continue to invest in our research programs with a focus on creating transformative medicines for serious diseases.
Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
Development Expenses:
Salary and benefits	$194.1	$187.3	4%	$406.7	$383.2	6%
Stock-based compensation expense	83.2	77.1	8%	163.7	154.9	6%
Outsourced services and other direct expenses	367.7	372.5	(1)%	693.9	752.2	(8)%
Infrastructure costs	141.5	132.2	7%	278.8	252.4	10%
Total development expenses	$786.5	$769.1	2%	$1,543.1	$1,542.7	—%
As we have advanced our pipeline of transformative medicines, we have invested in internal headcount and infrastructure to support multiple mid- and late-stage clinical development programs, including our povetacicept, T1D, peripheral neuropathic pain and AMKD programs. We expect to continue to invest in these programs, launch new products and advance our pipeline going forward. Our outsourced services and other direct expenses were lower as compared to the first half of
2025 due to the discontinuation of certain clinical programs during 2025.
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
development expenses, have historically fluctuated and are expected to continue to fluctuate from one period to another primarily due to changes in the probability of achieving milestones associated with our performance-based awards.
Acquired In-Process Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
Acquired in-process research and development expenses	$21.4	$2.2	**	$21.9	$22.0	**
				** Not meaningful

AIPR&D in the second quarters and first halves of 2026 and 2025 included various upfront and milestone payments related to our collaboration and in-licensing arrangements. Our AIPR&D has historically fluctuated, and is expected to continue to fluctuate, from one period to another due to upfront, contingent milestone, and other payments pursuant to our existing and future business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions.
Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
Selling, general and administrative expenses	$582.2	$424.6	37%	$1,075.9	$821.0	31%
In the second quarter and first half of 2026, our selling, general and administrative expenses increased by 37% and 31%
as compared to the second quarter and first half of 2025, respectively, primarily due to increased internal headcount and commercial investment to support JOURNAVX and the anticipated launch of povetacicept in IgAN. We expect to continue to invest in our commercialization capabilities in support of our current and future product launches.
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
Non-Operating Income (Expense), Net
Interest Income, Net
Our net interest income of $120.6 million and $235.4 million in the second quarter and first half of 2026, respectively, was similar to our net interest income of $118.7 million and $236.6 million of net interest income in the second quarter and first half of 2025, respectively. Due to our anticipated acquisition of Crinetics in the third quarter of 2026, we expect our future net interest income to decrease.
Other Income (Expense), Net
Other income (expense), net was income of $24.3 million in the second quarter of 2026, $13.2 million in the second quarter of 2025, and $24.3 million in the first half of 2026, and net expenses of $4.4 million in the first half of 2025. Our other income (expense), net in the second quarter and first half of 2026 was primarily due to a realized gain associated with one of our strategic investments. Our other income (expense), net in the second quarter and first half of 2025 was primarily due to net unrealized and realized gains and losses resulting from changes in the fair value of certain of our strategic equity investments and net foreign currency exchange gains and losses
Income Taxes
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
In July 2025, the U.S. enacted H.R.1, which includes significant provisions modifying the U.S. tax framework, including the ability for companies to immediately deduct research and development expenditures for 2025 and provisions for deducting previously capitalized amounts. H.R.1 does not have a material impact on our U.S. taxes for the first half of 2026, but we expect further guidance to be issued. We will review guidance when issued for impacts on future years and disclose any impacts if needed at that time. These legislative changes could have an impact on our future effective tax rates, tax liabilities, and cash taxes.
Our effective tax rate of 19.4% in the first half of 2026 was lower than the U.S. statutory rate, primarily due to excess tax benefits related to stock-based compensation. Our effective tax rate of 16.6% in the first half of 2025 was lower than the U.S.
statutory rate, primarily due to excess tax benefits related to stock-based compensation and tax credits.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025	Change

	(in millions, except percentages)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$6,143.5	$5,084.8
Marketable securities	1,708.9	1,523.3
Long-term marketable securities	5,789.1	5,712.3
Total cash, cash equivalents and marketable securities	$13,641.5	$12,320.4	11%

Working Capital:
Total current assets	$12,543.7	$11,201.0	12%
Total current liabilities	(3,937.9)	(3,861.2)	2%
Total working capital	$8,605.8	$7,339.8	17%
Working Capital
As of June 30, 2026, total working capital was $8.6 billion, which represented an increase of $1.3 billion, or 17%, compared to December 31, 2025, primarily due to increased cash, cash equivalents and marketable securities resulting from the continued performance of our CF therapies.
Cash Flows

	Six Months Ended June 30,
	2026	2025

	(in millions)
Net cash provided by (used in):
Operating activities	$2,553.5	$1,892.0
Investing activities	$(477.7)	$(540.3)
Financing activities	$(965.5)	$(1,029.6)
Operating Activities
Cash provided by operating activities increased to $2.6 billion in the first half of 2026, as compared to $1.9 billion in the first half of 2025, primarily due to increased net product revenues, the timing of income tax payments, and reduced purchases of inventory.
Investing Activities
Cash used in investing activities of $477.7 million and $540.3 million in the first half of 2026 and 2025, respectively, were primarily related to net purchases of available-for-sale debt securities and property and equipment.
Financing Activities
Cash used in financing activities of $965.5 million and $1.0 billion in the first half of 2026 and 2025, respectively, were primarily related to repurchases of our common stock pursuant to our share repurchase programs and payments in connection with common stock withheld for employee tax obligations.

Sources and Uses of Liquidity
We intend to rely on our existing cash, cash equivalents and current marketable securities together with our operating profitability as our primary source of liquidity. We expect that cash flows from our product sales together with our cash, cash equivalents and current marketable securities will be sufficient to fund our operations for at least the next twelve months. In
July 2026, we entered into the Crinetics Merger Agreement to acquire Crinetics for $85.00 per share in cash, for a total equity value of approximately $10.0 billion, which we will fund with our cash, cash equivalents, and proceeds from the 2026 Term
Loan, as defined below.
The adequacy of our available funds to meet our future operating and capital requirements will depend on many factors, including our future sales of currently marketed products, and the potential introduction of one or more new product candidates to the market, our business development activities, and the number, breadth and cost of our research and development programs.
Credit Facilities & Financing Strategy
In July 2026, we entered into a $4.5 billion term loan credit agreement (the “2026 Term Loan”), which we plan to use to finance the Crinetics Acquisition, and can be prepaid without penalty. We may also borrow up to a total of $500.0 million pursuant to a revolving credit facility that we entered into in July 2026 (the “2026 Revolver”) and could repay and reborrow amounts under this revolving credit agreement without penalty. Subject to certain conditions, we could request that the borrowing capacity be increased by an additional $500.0 million, for a total of $1.0 billion. Covenants in the 2026 Term Loan and the 2026 Revolver could prohibit or limit our ability to access these sources of liquidity.
Future Capital Requirements
We have significant future capital requirements, including:
•We expect to acquire Crinetics in the third quarter of 2026, which we intend to fund with our cash, cash equivalents, and proceeds from the 2026 Term Loan described above.
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
•To the extent we borrow amounts under the 2026 Revolver, we would be required to repay any outstanding principal amounts in July 2031.
•To the extent we borrow amounts under the 2026 Term Loan discussed above, we will be required to repay a portion of any outstanding principal on each of the first three anniversaries from the date upon which we borrowed against the 2026 Term Loan, including $1.0 billion on the first anniversary.

•As of June 30, 2026, we had $2.6 billion remaining available under the share repurchase program that our Board of
Directors authorized in May 2025. The program does not have an expiration date and can be discontinued at any time. We expect to fund the program through a combination of cash on hand and cash generated by operations.
Other than our anticipated payment to acquire Crinetics and our entry into the 2026 Term Loan noted above, there have not been any material changes to our future capital requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission, or SEC, on February 13, 2026.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the six months ended June 30, 2026, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the
SEC on February 13, 2026.
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
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management (under the supervision and with the participation of our chief executive officer and chief financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly
Report on Form 10-Q, has concluded that, based on such evaluation, as of June 30, 2026 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the
Securities Exchange Act of 1934, as amended) occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We may be unable to complete the Crinetics Acquisition, successfully integrate Crinetics’ business, or realize the potential commercial benefits of the strategic acquisition, which could adversely affect our business and financial condition.
Our inability to complete the Crinetics Acquisition or to successfully integrate the Crinetics business could have a material adverse effect on our business. The Crinetics Acquisition may not be completed for a number of reasons, including the need to satisfy customary closing conditions, the need for antitrust and/or other regulatory approvals, as well as potential disputes or litigation that may arise. We provide no assurance that the Crinetics Acquisition will occur or that the closing conditions to the Crinetics Acquisition will be satisfied in a timely manner or at all. Our realization of the value from the
Crinetics Acquisition relies on successful integration of its operations. We may not be able to integrate Crinetics’ business successfully into our existing business, make Crinetics’ business profitable, retain key employees or realize anticipated cost savings or synergies, if any, from the acquisition, which could adversely affect our business and financial condition. Further, our ongoing business may be disrupted, and our management's attention may be diverted by integration activities. In addition, the anticipated benefits of the Crinetics Acquisition depend on revenues from PALSONIFY and the commercial potential of atumelnant. If PALSONIFY does not achieve the sales, market acceptance, or other commercial performance we expect, if development of atumelnant is delayed or terminated, or if we fail to obtain approval or fail to successfully commercialize atumelnant, we may not realize the expected revenue growth or income contribution from these assets on the anticipated timeline, or at all, which could adversely affect our business and financial condition.
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
•our ability to continue to launch, commercialize and market our products, including the anticipated launch of povetacicept for the treatment of IgAN, and our ability to obtain label expansions for existing therapies;
•our ability to obtain and maintain adequate coverage, pricing, and reimbursement from third-party payors for our products;
•the data that will be generated by ongoing and planned clinical trials, preclinical and nonclinical studies, and the ability to use that data to advance compounds, continue development or support regulatory filings, or accelerate regulatory approval, including our expectations regarding the FDA’s review of our BLA for accelerated approval of povetacicept;
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
•our expectations, plans and anticipated timeline for the pending Crinetics Acquisition, including regarding Crinetics’
business and operations, the commercial potential of PALSONIFY, and the anticipated potential of atumelnant and
Crinetics’ other pipeline assets;
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
•our plans to maintain and expand our global supply chains and manufacturing infrastructure and capabilities, including for biologics, cell and gene therapies;
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
The table set forth below shows repurchases of securities by us during the three months ended June 30, 2026 under our
Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1, 2026 to April 30, 2026	375,000	$436.21	375,000	$2,873,410,086
May 1, 2026 to May 31, 2026	366,652	$434.50	366,652	$2,714,101,470
June 1, 2026 to June 30, 2026	292,000	$452.37	292,000	$2,582,008,580
Total	1,033,652	$440.17	1,033,652	$2,582,008,580
(1)  Under our Share Repurchase Program, we are authorized to purchase shares from time to time through open market or privately negotiated transactions. Such purchases may be pursuant to Rule 10b5-1 plans or other means as determined by our management and in accordance with the requirements of the Securities and Exchange Commission.
Item 5. Other Information
Rule 10b5-1 Trading Plans
Our policy governing transactions in our securities by our directors, officers, and employees permits our officers, directors and employees to enter into trading plans complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (each a “Trading Plan”). In the second quarter of 2026, none of our directors or officers adopted, modified or terminated a Trading Plan.
Entry into 2026 Revolver
On July 30, 2026, we entered into a revolving credit agreement (the “2026 Revolver”), with Vertex Pharmaceuticals
(Europe) Limited, a private limited company incorporated in England and Wales and a wholly-owned subsidiary of Vertex, as a co-borrower, Vertex Pharmaceuticals (Ireland) Limited, a private company limited by shares incorporated in Ireland and a wholly-owned subsidiary of Vertex, as a co-borrower, certain other wholly-owned subsidiaries of Vertex party thereto as subsidiary guarantors, the lenders and issuing banks party thereto and Bank of America, N.A., as administrative agent, which provides for a $500 million senior unsecured revolving facility. Up to $100 million of the senior unsecured revolving facility may be allocated for loans and letters of credit in certain non-U.S. Dollar currencies (the “Alternative Currencies”). The 2026
Revolver also provides that, subject to satisfaction of certain conditions, we may request that the borrowing capacity under the 2026 Revolver be increased by an additional $500 million. Proceeds of borrowings under the 2026 Revolver will be used for general corporate purposes. The outstanding loans under the 2026 Revolver mature, and the unused commitments thereunder terminate, on July 30, 2031.
U.S. Dollar-denominated loans made under the 2026 Revolver will bear interest, at our option, at a rate per annum equal to either a base rate or a SOFR-based rate, in each case, plus an applicable margin. Under the 2026 Revolver, the applicable margin on base rate loans ranges from 0.000% to 0.500% and the applicable margin on SOFR-based loans ranges from
0.875% to 1.500% (such margin, the “Applicable Benchmark Margin”), in each case, depending upon, either (x) Vertex’s consolidated funded indebtedness to consolidated EBITDA ratio for the most recently completed four fiscal quarter period or
(y) to the extent available, Vertex’s credit rating. Alternative Currency-denominated loans will bear interest at a rate per annum equal to the applicable benchmark rate for such Alternative Currency plus the Applicable Benchmark Margin. Loans made under the 2026 Revolver may be prepaid at par and commitments under the 2026 Revolver may be reduced at any time, in whole or in part, without premium or penalty (except for customary SOFR breakage costs).
Loans made under the 2026 Revolver will be guaranteed by certain of our existing and future domestic subsidiaries, subject to certain customary exceptions and limitations.
The 2026 Revolver contains customary representations and warranties and affirmative and negative covenants, which include limitations on subsidiary debt, liens and fundamental changes, as well as a financial covenant to maintain a consolidated leverage ratio of 3.50 to 1.00, subject to an increase, at Vertex’s election, to 4.00 to 1.00 for each of the four fiscal quarters following a material acquisition.
The 2026 Revolver also contains customary events of default. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under any outstanding loan.

The foregoing summary of the 2026 Revolver is not complete and is qualified in its entirety by reference to the full and complete 2026 Revolver, a copy of which will be filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended
September 30, 2026.
Termination of 2022 Revolver
On July 30, 2026, we terminated and repaid all outstanding obligations under our existing credit agreement, dated as of
July 1, 2022, as amended, with certain subsidiaries party thereto as co-borrowers and/or guarantors, the lenders and issuing banks party thereto, and Bank of America, N.A., as administrative agent (the “2022 Revolver”). In connection with the termination of the 2022 Revolver, all guarantees thereunder were terminated and released.
Entry into 2026 Term Loan
On July 30, 2026, we entered into a term loan credit agreement (the “2026 Term Loan”), with certain wholly-owned subsidiaries of Vertex party thereto as subsidiary guarantors, the lenders and issuing banks party thereto and Bank of
America, N.A., as administrative agent, which provides for a $4.5 billion senior unsecured delayed draw term loan A facility, comprised of (a) a $1,000,000,000 tranche that will mature and be payable in full on the date that is 364 days after the date on which the borrowing under the 2026 Term Loan is made (such date, the “Funding Date” and such loans, the “Tranche 1
Loans”), (b) a $1,000,000,000 tranche that will mature and be payable in full on the date that is two (2) years following the
Funding Date (the “Tranche 2 Loans”) and (c) a $2,500,000,000 tranche that will mature and be payable in full on the date that is three (3) years following the Funding Date (the “Tranche 3 Loans”). Proceeds of borrowings under the 2026 Term
Loan will be used to finance in part the Crinetics Acquisition that was announced on July 6, 2026. The Funding Date under the 2026 Term Loan is subject to the satisfaction of customary conditions, including the substantially concurrent consummation of the Crinetics Acquisition.
Loans made under the 2026 Term Loan will bear interest, at our option, at a rate per annum equal to either a base rate or a SOFR-based rate, in each case, plus an applicable margin. Under the 2026 Term Loan, the applicable margin on base rate loans ranges from 0.000% to 0.500% for Tranche 1 and Tranche 2 Loans and from 0.000% to 0.625% for Tranche 3 Loans, and the applicable margin on SOFR-based loans ranges from 0.8750% to 1.500% for Tranche 1 and Tranche 2 Loans and from 1.000% to 1.625% for Tranche 3 Loans (such margin, the “Applicable Benchmark Margin”), in each case, depending upon, either (x) Vertex’s consolidated funded indebtedness to consolidated EBITDA ratio for the most recently completed four fiscal quarter period or (y) to the extent available, Vertex’s credit rating. Loans made under the 2026 Term Loan may be prepaid at par and commitments under the 2026 Term Loan may be reduced at any time, in whole or in part, without premium or penalty (except for customary SOFR breakage costs). There are no mandatory prepayments or amortization required in connection with the loans made under the 2026 Term Loan.
Loans made under the 2026 Term Loan will be guaranteed by our existing and future domestic subsidiaries that guarantee the obligations under the 2026 Revolver.
The 2026 Term Loan contains customary representations and warranties and affirmative and negative covenants, in each case, that are substantially consistent with the representations and warranties and covenants contained in the 2026 Revolver and which include a financial covenant to maintain a consolidated leverage ratio of 3.50 to 1.00, subject to an increase, at
Vertex’s election, to 4.00 to 1.00 for each of the four fiscal quarters following a material acquisition.
The 2026 Term Loan also contains customary events of default that are substantially consistent with the events of default contained in the 2026 Revolver. In the case of a continuing event of default, the administrative agent would be entitled to exercise various remedies, including the acceleration of amounts due under any outstanding loan.
The foregoing summary of the 2026 Term Loan is not complete and is qualified in its entirety by reference to the full and complete 2026 Term Loan, a copy of which will be filed with our Quarterly Report on Form 10-Q for the fiscal quarter ended
September 30, 2026.

Item 6.Exhibits

Exhibit Number	Exhibit Description
2.1^
Agreement and Plan of Merger by and among Crinetics Pharmaceuticals, Inc., Vertex Pharmaceuticals Incorporated, and Clark Merger
Sub, Inc. dated July 6, 2026 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and
Exchange Commission by Crinetics Pharmaceuticals, Inc. on July 6, 2026).

10.1
Vertex Pharmaceuticals Incorporated 2026 Stock and Option Plan dated (incorporated by reference to Exhibit 99.1 to the Registration
Statement on Form S-8 filed with the Securities and Exchange Commission by Vertex Pharmaceuticals Incorporated on May 13, 2026).*

10.2	Form of Restricted Stock Unit Agreement under the 2026 Stock and Option Plan.*
10.3	Form of Restricted Stock Unit Agreement (with Performance Conditions) under the 2026 Stock and Option Plan.*
10.4	Form of Restricted Stock Unit Agreement (for Non-Employee Directors) under the 2026 Stock and Option Plan.*
10.5	Form of Option Agreement (for Non-Employee Directors) under the 2026 Stock and Option Plan.*
10.6	Non-Employee Director Deferred Compensation Plan.*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

^	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.
*	Management contract, compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

August 4, 2026	By:	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Chief Operating & Financial Officer (principal financial officer and duly authorized officer)