Form 10-Q
period 2026-09-30
VERTEX PHARMACEUTICALS INC / MA
filed 2026-11-03
CIK 875320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________
FORM 10-Q
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
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
with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.01 per share	253,537,674	Outstanding at October 31, 2026

VERTEX PHARMACEUTICALS INCORPORATED
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026
“Vertex,” “we,” “us,”, “our” and the “Company” as used in this Quarterly Report on Form 10-Q refer to Vertex
Pharmaceuticals Incorporated, a Massachusetts corporation, and its subsidiaries.
“Vertex®,” “KALYDECO®,” “ORKAMBI®,” “SYMDEKO®,” “SYMKEVI®,” “TRIKAFTA®,” “KAFTRIO®,”
“CASGEVY®,” “ALYFTREK®,” and “JOURNAVX®” are registered trademarks of Vertex. “PALSONIFY®” is a registered trademark of Crinetics Pharmaceuticals, Inc., a wholly owned subsidiary of Vertex. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners.
We use the brand name for our products when we refer to the product that has been approved and with respect to the indications on the approved label. Otherwise, including in discussions of our cystic fibrosis, sickle cell disease, beta thalassemia, and pain development programs, we refer to our product candidates by their scientific (or generic) name or VX developmental designation.

Part I. Financial Information
Item 1.  Financial Statements
VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Income
(unaudited; in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product revenues, net	$3,440.8	$3,076.4	$9,761.6	$8,780.6
Other revenues	—	—	—	30.7
Total revenues	3,440.8	3,076.4	9,761.6	8,811.3
Costs and expenses:
Cost of sales	526.1	414.8	1,408.1	1,185.3
Research and development expenses	1,320.6	977.7	3,276.0	2,935.8
Acquired in-process research and development expenses	40.6	54.5	62.5	76.5
Selling, general and administrative expenses	844.1	445.1	1,920.0	1,266.1
Intangible asset impairment charge	—	—	—	379.0
Change in fair value of contingent consideration	(3.5)	(1.9)	(2.9)	1.2
Total costs and expenses	2,727.9	1,890.2	6,663.7	5,843.9
Income from operations	712.9	1,186.2	3,097.9	2,967.4
Interest income	118.4	125.7	360.1	369.0
Interest expense	(36.0)	(3.3)	(42.3)	(10.0)
Other (expense) income, net	(11.9)	(9.8)	12.4	(14.2)
Income before provision for income taxes	783.4	1,298.8	3,428.1	3,312.2
Provision for income taxes	129.8	215.9	643.3	550.1
Net income	$653.6	$1,082.9	$2,784.8	$2,762.1

Net income per common share:
Basic	$2.58	$4.24	$10.98	$10.77
Diluted	$2.56	$4.20	$10.90	$10.68
Shares used in per share calculations:
Basic	253.5	255.6	253.7	256.4
Diluted	255.2	257.6	255.5	258.6
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Comprehensive Income
(unaudited; in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$653.6	$1,082.9	$2,784.8	$2,762.1
Other comprehensive income (loss):
Unrealized holding (losses) gains on available-for-sale debt securities, net of tax of $7.0, $(1.0), $20.7 and $(7.7), respectively	(24.8)	3.5	(73.4)	27.4
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $(10.7), $(9.4), $(45.8) and $70.3, respectively	38.2	33.5	162.8	(248.7)
Foreign currency translation adjustment	(4.7)	(0.4)	(16.3)	29.0
Total other comprehensive income (loss)	8.7	36.6	73.1	(192.3)
Comprehensive income	$662.3	$1,119.5	$2,857.9	$2,569.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Balance Sheets
(unaudited; in millions, except share and per share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$4,979.3	$5,084.8
Marketable securities	1,324.0	1,523.3
Accounts receivable, net	2,311.0	2,052.8
Inventories	2,245.3	1,686.8
Prepaid expenses and other current assets	826.7	853.3
Total current assets	11,686.3	11,201.0
Property and equipment, net	1,711.5	1,520.3
Goodwill	2,423.4	1,088.0
Other intangible assets, net	8,517.8	424.2
Deferred tax assets	1,952.9	2,897.9
Operating lease assets	1,617.2	1,562.7
Long-term marketable securities	3,517.9	5,712.3
Other assets	1,309.3	1,236.6
Total assets	$32,736.3	$25,643.0
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$472.6	$461.7
Accrued expenses	3,235.1	2,971.2
Short-term debt	999.6	—
Other current liabilities	293.0	428.3
Total current liabilities	5,000.3	3,861.2
Long-term debt	3,497.0	—
Long-term operating lease liabilities	1,981.8	1,846.5
Other long-term liabilities	1,349.8	1,269.5
Total liabilities	11,828.9	6,977.2
Commitments and contingencies (Note M)
Shareholders’ equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 500,000,000 shares authorized, 253,522,595 and 253,991,224 shares issued and outstanding, respectively	2.5	2.5
Additional paid-in capital	4,502.9	5,119.2
Accumulated other comprehensive income (loss)	57.2	(15.9)
Retained earnings	16,344.8	13,560.0
Total shareholders’ equity	20,907.4	18,665.8
Total liabilities and shareholders’ equity	$32,736.3	$25,643.0
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited; in millions)

	Three Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at June 30, 2025	256.3	$2.6	$5,987.9	$(101.1)	$11,286.0	$17,175.4
Other comprehensive income, net of tax	—	—	—	36.6	—	36.6
Net income	—	—	—	—	1,082.9	1,082.9
Repurchases of common stock	(2.7)	(0.1)	(1,092.4)	—	—	(1,092.5)
Common stock withheld for employee tax obligations	(0.2)	—	(91.0)	—	—	(91.0)
Issuance of common stock under benefit plans	0.6	—	8.1	—	—	8.1
Stock-based compensation expense	—	—	199.3	—	—	199.3
Balance at September 30, 2025	254.0	$2.5	$5,011.9	$(64.5)	$12,368.9	$17,318.8

Balance at June 30, 2026	253.3	$2.5	$4,505.7	$48.5	$15,691.2	$20,247.9
Other comprehensive income, net of tax	—	—	—	8.7	—	8.7
Net income	—	—	—	—	653.6	653.6
Repurchases of common stock	(0.2)	—	(120.8)	—	—	(120.8)
Common stock withheld for employee tax obligations	(0.2)	—	(79.3)	—	—	(79.3)
Issuance of common stock under benefit plans	0.6	—	19.8	—	—	19.8
Stock-based compensation expense	—	—	177.5	—	—	177.5
Balance at September 30, 2026	253.5	$2.5	$4,502.9	$57.2	$16,344.8	$20,907.4

	Nine Months Ended
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2024	256.9	$2.6	$6,672.4	$127.8	$9,606.8	$16,409.6
Other comprehensive loss, net of tax	—	—	—	(192.3)	—	(192.3)
Net income	—	—	—	—	2,762.1	2,762.1
Repurchases of common stock	(4.5)	(0.1)	(1,906.6)	—	—	(1,906.7)
Common stock withheld for employee tax obligations	(0.8)	—	(367.4)	—	—	(367.4)
Issuance of common stock under benefit plans	2.4	—	74.0	—	—	74.0
Stock-based compensation expense	—	—	539.5	—	—	539.5
Balance at September 30, 2025	254.0	$2.5	$5,011.9	$(64.5)	$12,368.9	$17,318.8

Balance at December 31, 2025	254.0	$2.5	$5,119.2	$(15.9)	$13,560.0	$18,665.8
Other comprehensive income, net of tax	—	—	—	73.1	—	73.1
Net income	—	—	—	—	2,784.8	2,784.8
Repurchases of common stock	(2.0)	—	(923.0)	—	—	(923.0)
Common stock withheld for employee tax obligations	(0.7)	—	(312.1)	—	—	(312.1)
Issuance of common stock under benefit plans	2.2	—	97.5	—	—	97.5
Stock-based compensation expense	—	—	521.3	—	—	521.3
Balance at September 30, 2026	253.5	$2.5	$4,502.9	$57.2	$16,344.8	$20,907.4
The accompanying notes are an integral part of these condensed consolidated financial statements.

VERTEX PHARMACEUTICALS INCORPORATED
Condensed Consolidated Statements of Cash Flows
(unaudited; in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$2,784.8	$2,762.1
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	511.0	528.3
Depreciation and amortization expense	181.6	154.1
Intangible asset impairment charge	—	379.0
Deferred income taxes	(319.7)	(541.3)
Other non-cash items, net	49.7	102.5
Changes in operating assets and liabilities:
Accounts receivable	(274.2)	(247.9)
Inventories	(159.6)	(446.8)
Prepaid expenses and other assets	123.6	(145.4)
Accounts payable	9.8	(1.5)
Accrued expenses	285.6	547.6
Other liabilities	4.0	42.7
Net cash provided by operating activities	3,196.6	3,133.4
Cash flows from investing activities:
Purchases of available-for-sale debt securities	(5,961.8)	(5,165.9)
Sales and maturities of available-for-sale debt securities	8,715.7	4,805.6
Payment to acquire Crinetics Pharmaceuticals, Inc., net of cash and cash equivalents acquired	(9,063.0)	—
Purchases of property and equipment	(342.9)	(288.2)
Proceeds related to convertible note	75.5	—
Other investing activities	(1.8)	(8.8)
Net cash used in investing activities	(6,578.3)	(657.3)
Cash flows from financing activities:
Proceeds from term loan borrowing	4,496.8	—
Issuances of common stock under benefit plans	97.6	73.7
Repurchases of common stock	(933.1)	(1,889.0)
Payments in connection with common stock withheld for employee tax obligations	(312.1)	(367.4)
Other financing activities	(17.8)	(1.4)
Net cash provided by (used in) financing activities	3,331.4	(2,184.1)
Effect of changes in exchange rates on cash	(48.9)	83.6
Net (decrease) increase in cash, cash equivalents and restricted cash	(99.2)	375.6
Cash, cash equivalents and restricted cash—beginning of period	5,087.8	4,572.2
Cash, cash equivalents and restricted cash—end of period	$4,988.6	$4,947.8

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$803.2	$1,177.3
Cash paid for interest	$9.2	$9.4
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
Certain information and footnote disclosures normally included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report on Form 10-K”) have been condensed or omitted. These interim financial statements, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the interim periods ended September 30, 2026 and 2025.
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
B.Collaboration, License and Other Arrangements
Acquired In-Process Research and Development
We have entered into numerous business development agreements with third parties to collaborate on research, development and commercialization programs, license technologies, or acquire assets. Our “Acquired in-process research and

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
development expenses” (“AIPR&D”) included $40.6 million and $62.5 million in the three and nine months ended
September 30, 2026, respectively, and $54.5 million and $76.5 million in the three and nine months ended September 30,
2025, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions.
Our collaboration, licensing and asset acquisition agreements that had a significant impact on our financial statements for the three and nine months ended September 30, 2026 and 2025 or were new or materially revised during the three and nine months ended September 30, 2026, are described below. Additional agreements are described in Note B, “Collaboration,
License and Other Arrangements,” of our 2025 Annual Report on Form 10-K.
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
During the three and nine months ended September 30, 2026 and 2025, the credits recognized in our condensed consolidated statements of income for CRISPR’s share of CRISPR JDCA activities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Cost of sales	$23.8	$43.3	$68.7	$109.6
Research and development expenses	$13.2	$14.3	$43.7	$45.4
Acquired in-process research and development expenses	$—	$—	$—	$12.5
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
C.Business Combination
On September 1, 2026, we paid $85.00 per share in cash to acquire all of the issued and outstanding shares of common stock and cancel all outstanding equity awards of Crinetics Pharmaceuticals, Inc. (“Crinetics”), a publicly traded biotechnology company focused on discovering, developing, and commercializing novel therapeutics for endocrine diseases and endocrine-related tumors, for a total equity value of $10.0 billion, or $9.0 billion net of cash, cash equivalents, and marketable securities acquired (the “Crinetics Acquisition”). The Crinetics Acquisition is expected to contribute to the

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
diversity of our pipeline and support our long-term growth objectives. Crinetics’ approved medicine, PALSONIFY
(paltusotine), received approval from the U.S. Food and Drug Administration in September 2025. It is a once-daily oral therapy for adults with acromegaly, a rare and debilitating condition caused by a pituitary tumor that secretes excess growth hormone. In addition to PALSONIFY, Crinetics’ most advanced pipeline candidate, atumelnant, is a once-daily oral adrenocorticotropic hormone (“ACTH”) receptor antagonist currently in Phase 3 development for congenital adrenal hyperplasia (“CAH”). Classic CAH, the most severe form of the disease, is a rare, chronic genetic condition affecting the adrenal glands that has significant unmet medical need. Atumelnant is also in Phase 2 development for people with ACTH-
Dependent Cushing’s syndrome, an additional therapeutic area in which it has demonstrated potential.
We paid total consideration of $10.0 billion at the acquisition date, September 1, 2026, which included $9.6 billion to acquire Crinetics and $409.6 million to accelerate and settle unvested Crinetics equity awards. The $409.6 million represented post-acquisition expense, which was recorded as $265.5 million of “Research and development expenses” and
$144.1 million of “Selling, general and administrative expenses.”
We accounted for the Crinetics Acquisition as a business combination, and allocated the purchase price to the following assets acquired and liabilities assumed:

As of September 1, 2026
(in millions)
Cash consideration to acquire Crinetics’ outstanding common stock	$9,055.6
Cash consideration for Crinetics’ vested and unvested equity awards	973.1
Total cash consideration paid to Crinetics	10,028.7
Less: Expense related to unvested equity awards	(409.6)
Total consideration allocated	$9,619.1

Cash and cash equivalents	$556.1
Marketable securities	293.3
Inventories	461.8
Goodwill	1,335.4
PALSONIFY finite-lived intangible asset - marketed products	3,010.0
Atumelnant in-process research and development intangible asset	5,116.0
Long-term marketable securities	158.7
Deferred tax liability, net	(1,315.2)
Net other assets	3.0
Total purchase price	$9,619.1
The “Inventories” acquired reflect a step-up in the fair value of acquired PALSONIFY finished goods and work-in-
process inventory, which was determined using the comparative sales method. This method estimates the expected sales price of the product, reduced by all costs expected to be incurred to complete or to dispose of the inventory, as well as a profit on those costs and holding costs. The acquired inventory step-up adjustment is expensed to “Cost of sales” as the inventory is sold, and was not material to our condensed consolidated statements of income for the three and nine months ended
September 30, 2026. We expect to sell the inventory over a period of approximately three years from the acquisition date.
The “Goodwill” of $1.3 billion, which is not deductible for tax purposes, represents the difference between the fair value of the consideration transferred and the fair value of the assets acquired and liabilities assumed, and primarily related to establishing the deferred tax liability for the acquired intangible assets, which have no tax basis.
The $3.0 billion finite-lived asset related to the PALSONIFY marketed product that we acquired and a $5.1 billion in-
process research and development asset related to atumelnant are recorded on our condensed consolidated balance sheet as
“Other intangible assets, net.” The fair values of the intangible assets were determined using the multi-period excess earnings method to complete a discounted cash flow analysis with Level 3 fair value inputs, including significant assumptions regarding (i) the probability of technical and regulatory success related to atumelnant, (ii) estimated future cash flows from potential product sales with respect to the medicines, and (iii) earnings, which include the expected costs to continue to develop and commercialize the medicines. The PALSONIFY finite-lived asset is being amortized on a straight-lined basis through the period that we no longer have exclusive rights to market PALSONIFY, or approximately sixteen years. For the

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
three and nine months ended September 30, 2026, we recorded $15.3 million of intangible asset amortization expense related to the PALSONIFY asset as “Cost of sales.”
The “Deferred tax liability, net” of $1.3 billion, represents net temporary differences primarily related to intangible assets acquired and liabilities assumed, and was primarily recorded as a reduction to “Deferred tax assets” on our condensed consolidated balance sheet.
As of September 30, 2026, our Crinetics purchase price allocation, including for certain intangible assets acquired and tax analyses, is preliminary and will be finalized during the measurement period of up to one year from the acquisition date.
Additionally, in the three and nine months ended September 30, 2026, we incurred transaction costs of $58.9 million directly related to the Crinetics Acquisition, which are recorded within “Selling, general and administrative expenses.”
The financial results of Crinetics did not have a material effect on our revenue or net income in the three and nine months ended September 30, 2026.
Supplemental Pro Forma Financial Information
The following table presents unaudited supplemental pro forma financial information for the three and nine months ended September 30, 2026 and 2025, as if the Crinetics Acquisition had occurred on January 1, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Total Revenues	$3,455.1	$3,076.5	$9,811.7	$8,812.8
Net Income	778.1	882.3	2,496.5	1,785.5
The unaudited supplemental pro forma financial information was prepared using the acquisition method of accounting and is based on the historical financial information of Vertex and Crinetics. In order to reflect the occurrence of the Crinetics
Acquisition on January 1, 2025, as required, the most significant adjustments reflected in the unaudited supplemental pro forma financial information are as follows:
•incremental amortization expense based on the fair value of the PALSONIFY intangible asset described above;
•incremental cost of sales related to the amortization of the step-up in the fair value of finished goods and work-in-
process inventory for PALSONIFY described above;
•compensation expense to accelerate and settle unvested Crinetics equity awards and transaction costs directly related to the Crinetics Acquisition, reflected in the nine months ended September 30, 2025 instead of primarily in the three and nine months ended September 30, 2026;
•additional interest expense associated with the issuance of the 2026 Term Loan described in Note M, “Commitments and Contingencies;” and
•the income tax effects of the above adjustments plus Crinetics’ historical losses at applicable effective tax rates.
The unaudited supplemental pro forma financial information is not necessarily indicative of what the condensed consolidated results of operations would have been had the Crinetics Acquisition been completed on January 1, 2025. In addition, the unaudited supplemental pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the Crinetics
Acquisition.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
D.Earnings Per Share
The following table sets forth the computation of basic and diluted net income per common share for the periods ended:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except per share amounts)
Net income	$653.6	$1,082.9	$2,784.8	$2,762.1

Basic weighted-average common shares outstanding	253.5	255.6	253.7	256.4
Effect of potentially dilutive securities:
Restricted stock units (including performance-based restricted stock units (“PSUs”))	1.2	1.1	1.2	1.3
Stock options	0.5	0.9	0.6	0.9
Diluted weighted-average common shares outstanding	255.2	257.6	255.5	258.6

Basic net income per common share	$2.58	$4.24	$10.98	$10.77
Diluted net income per common share	$2.56	$4.20	$10.90	$10.68
During the three and nine months ended September 30, 2026 and 2025, the number of anti-dilutive securities that were excluded from the computation of our diluted net income per common share was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Unvested restricted stock units (including PSUs)	—	0.7	0.2	0.2
Stock options	—	—	—	—

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
E.Fair Value Measurements
The following table sets forth our financial assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy, as described in Note A, “Nature of Business and Accounting Policies,” of our 2025 Annual
Report on Form 10-K:

	As of September 30, 2026				As of December 31, 2025
		Fair Value Hierarchy				Fair Value Hierarchy
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3

	(in millions)
Financial instruments carried at fair value (asset positions):
Cash equivalents	$1,854.9	$1,654.9	$200.0	$—	$2,779.1	$1,770.7	$1,008.4	$—
Marketable securities:
Corporate equity securities	29.2	29.2	—	—	16.6	16.6	—	—
U.S. Treasury securities	1,213.1	1,213.1	—	—	1,864.9	1,864.9	—	—
U.S. government agency securities	148.6	—	148.6	—	262.4	—	262.4	—
Asset-backed securities	768.0	—	768.0	—	1,357.0	—	1,357.0	—
Certificates of deposit	—	—	—	—	26.2	—	26.2	—
Corporate debt securities	2,683.0	—	2,683.0	—	3,693.9	—	3,693.9	—
Commercial paper	—	—	—	—	14.6	—	14.6	—
Prepaid expenses and other current assets:
Foreign currency forward contracts	85.3	—	85.3	—	6.2	—	6.2	—
Other assets:
Foreign currency forward contracts	45.0	—	45.0	—	12.7	—	12.7	—
Total financial assets	$6,827.1	$2,897.2	$3,929.9	$—	$10,033.6	$3,652.2	$6,381.4	$—

Financial instruments carried at fair value (liability positions):
Other current liabilities:
Foreign currency forward contracts	$(25.4)	$—	$(25.4)	$—	$(79.4)	$—	$(79.4)	$—
Other long-term liabilities:
Foreign currency forward contracts	(7.9)	—	(7.9)	—	(51.0)	—	(51.0)	—
Contingent consideration	(76.1)	—	—	(76.1)	(79.0)	—	—	(79.0)
Total financial liabilities	$(109.4)	$—	$(33.3)	$(76.1)	$(209.4)	$—	$(130.4)	$(79.0)
Please refer to Note F, “Marketable Securities and Other Investments,” for the carrying amount and related unrealized gains (losses) by type of investment. Our cash equivalents primarily include money market funds, commercial paper, and time deposits.
Fair Value of Corporate Equity Securities
We classify our investments in publicly traded corporate equity securities as “Marketable securities” on our condensed consolidated balance sheets. Generally, our investments in the common stock of publicly traded companies are valued based on Level 1 inputs because they have readily determinable fair values.
Please refer to Note F, “Marketable Securities and Other Investments,” for further information on these investments.
Fair Value of Contingent Consideration
Our Level 3 contingent consideration liabilities of $76.1 million are related to $678.3 million of development and regulatory milestones potentially payable to former equity holders of a privately-held company we acquired in 2019. We base our estimates of the probability of achieving the milestones relevant to the fair value of contingent payments on industry data attributable to gene therapies and our knowledge of the progress and viability of the associated Duchenne muscular dystrophy programs. The discount rates used in the valuation model for contingent payments, which were between 5.6% and 5.7% as of
September 30, 2026, represent a measure of credit risk and market risk associated with settling the liabilities. Significant judgment is used in determining the appropriateness of these assumptions at each reporting period.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
The following table represents a rollforward of the fair value of our contingent consideration liabilities:

Nine Months Ended September 30, 2026
(in millions)
Balance at December 31, 2025	$79.0
Decrease in fair value of contingent payments	(2.9)
Balance at September 30, 2026	$76.1
Fair Value of 2026 Term Loan
We estimate the fair value of our 2026 Term Loan, as defined in Note M, “Commitments and Contingencies,” using
Level 2 inputs. The fair value of the 2026 Term Loan approximates its carrying value as of September 30, 2026, because it bears interest at a variable rate that reflects current market rates. Please refer to Note M for further details.
F.Marketable Securities and Other Investments
A summary of our cash equivalents and marketable debt and equity securities, which are recorded at fair value, is shown below:

	As of September 30, 2026				As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(in millions)
Cash equivalents	$1,854.9	$—	$—	$1,854.9	$2,779.1	$—	$—	$2,779.1
Marketable securities:
U.S. Treasury securities	1,227.3	0.1	(14.3)	1,213.1	1,852.9	12.1	(0.1)	1,864.9
U.S. government agency securities	150.0	—	(1.4)	148.6	261.2	1.2	—	262.4
Asset-backed securities	773.1	0.2	(5.3)	768.0	1,351.1	6.0	(0.1)	1,357.0
Certificates of deposit	—	—	—	—	26.2	—	—	26.2
Corporate debt securities	2,714.3	0.7	(32.0)	2,683.0	3,669.3	25.0	(0.4)	3,693.9
Commercial paper	—	—	—	—	14.6	—	—	14.6
Total marketable available-for- sale debt securities	4,864.7	1.0	(53.0)	4,812.7	7,175.3	44.3	(0.6)	7,219.0
Corporate equity securities	40.0	3.9	(14.7)	29.2	25.0	—	(8.4)	16.6
Total marketable securities	4,904.7	4.9	(67.7)	4,841.9	7,200.3	44.3	(9.0)	7,235.6
Total cash equivalents and marketable securities	$6,759.6	$4.9	$(67.7)	$6,696.8	$9,979.4	$44.3	$(9.0)	$10,014.7
Amounts in the table above at fair value were classified on our condensed consolidated balance sheets as follows:

	As of September 30, 2026	As of December 31, 2025

	(in millions)
Cash and cash equivalents	$1,854.9	$2,779.1
Marketable securities	1,324.0	1,523.3
Long-term marketable securities	3,517.9	5,712.3
Total	$6,696.8	$10,014.7
Marketable available-for-sale debt securities by contractual maturity were as follows:

	As of September 30, 2026	As of December 31, 2025

	(in millions)
Matures within one year	$1,294.8	$1,506.7
Matures after one year through five years	3,449.2	5,595.8
Matures after five years	68.7	116.5
Total	$4,812.7	$7,219.0

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
We did not record any allowances for credit losses to adjust the fair value of our marketable available-for-sale debt securities during the three and nine months ended September 30, 2026 and 2025. Additionally, we did not record any realized gains or losses related to these investments that were material to our condensed consolidated statements of income during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, we held marketable available-for-sale debt securities with a total fair value of $4.2 billion that were in unrealized loss positions totaling $53.0 million, including an insignificant amount that had been in unrealized loss positions for greater than twelve months.
We record changes in the fair value of our investments in corporate equity securities to “Other (expense) income, net” in our condensed consolidated statements of income. During the three and nine months ended September 30, 2026 and 2025, our net unrealized gains (losses) on corporate equity securities with readily determinable fair values held at the conclusion of each period were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Net unrealized gains (losses)	$2.2	$(1.5)	$(2.5)	$(18.6)
As of September 30, 2026 and December 31, 2025, the carrying value of our equity investments without readily determinable fair values, which are recorded in “Other assets” on our condensed consolidated balance sheets was $88.0 million and $81.5 million, respectively.
During the nine months ended September 30, 2026, we received $75.5 million cash proceeds following the conversion of a note receivable we held from a privately-held company that was acquired. As a result, we recognized a realized gain of
$48.7 million within “Other (expense) income, net” in our condensed consolidated statements of income.
G.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

		Unrealized Holding Gains (Losses), Net of Tax
	Foreign Currency Translation Adjustment	On Available- For-Sale Debt Securities	On Foreign Currency Forward Contracts	Total

	(in millions)
Balance at December 31, 2025	$37.2	$34.0	$(87.1)	$(15.9)
Other comprehensive (loss) income before reclassifications	(16.3)	(85.3)	136.3	34.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	11.9	26.5	38.4
Net current period other comprehensive (loss) income	(16.3)	(73.4)	162.8	73.1
Balance at September 30, 2026	$20.9	$(39.4)	$75.7	$57.2

Balance at December 31, 2024	$9.7	$7.1	$111.0	$127.8
Other comprehensive income (loss) before reclassifications	29.0	32.9	(276.9)	(215.0)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5.5)	28.2	22.7
Net current period other comprehensive income (loss)	29.0	27.4	(248.7)	(192.3)
Balance at September 30, 2025	$38.7	$34.5	$(137.7)	$(64.5)

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
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
We formally document the relationship between foreign currency forward contracts (hedging instruments) and forecasted product revenues (hedged items), as well as our risk management objective and strategy for undertaking various hedging activities, which includes matching all foreign currency forward contracts that are designated as cash flow hedges to forecasted transactions. Using regression analysis, we assess, both at the hedge’s inception and on an ongoing basis, whether the foreign currency forward contracts are highly effective in offsetting changes in cash flows of hedged items on a prospective and retrospective basis. As of September 30, 2026, all hedges were determined to be highly effective.
We consider the impact of our counterparties’ credit risk on the fair value of the foreign currency forward contracts. As of September 30, 2026 and December 31, 2025, credit risk did not change the fair value of our foreign currency forward contracts.
The following table summarizes the notional amount in U.S. dollars of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP:

	As of September 30, 2026	As of December 31, 2025

Foreign Currency	(in millions)
Euro	$3,457.8	$4,677.9
British pound sterling	481.7	492.6
Canadian dollar	295.5	516.1
Australian dollar	255.2	267.5
Swiss franc	74.1	126.0
Total foreign currency forward contracts	$4,564.3	$6,080.1
Foreign currency forward contracts - Not designated as hedging instruments
We enter into foreign currency forward contracts, typically with contractual maturities of approximately one month, which are designed to mitigate the effect of changes in foreign exchange rates on monetary assets and liabilities, including intercompany balances. These contracts are not designated as hedging instruments under U.S. GAAP. We recognize realized gains and losses for such contracts in “Other (expense) income, net” in our condensed consolidated statements of income each period. As of September 30, 2026 and December 31, 2025, the notional amount of our outstanding foreign currency forward contracts where hedge accounting under U.S. GAAP was not applied was $1.2 billion and $612.6 million, respectively.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
During the three and nine months ended September 30, 2026 and 2025, we recognized the following related to foreign currency forward contracts in our condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Designated as hedging instruments - Reclassified from AOCI
Product revenues, net	$1.8	$(39.0)	$(33.9)	$(36.2)
Not designated as hedging instruments
Other (expense) income, net	$9.3	$(22.9)	$(7.0)	$(27.2)

Total reported in the Condensed Consolidated Statements of Income
Product revenues, net	$3,440.8	$3,076.4	$9,761.6	$8,780.6
Other (expense) income, net	$(11.9)	$(9.8)	$12.4	$(14.2)
The following table summarizes the fair value of our outstanding foreign currency forward contracts designated as cash flow hedges under U.S. GAAP included on our condensed consolidated balance sheets:

As of September 30, 2026
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value

(in millions)
Prepaid expenses and other current assets	$85.3	Other current liabilities	$(25.4)
Other assets	45.0	Other long-term liabilities	(7.9)
Total assets	$130.3	Total liabilities	$(33.3)

As of December 31, 2025
Assets		Liabilities
Classification	Fair Value	Classification	Fair Value

(in millions)
Prepaid expenses and other current assets	$6.2	Other current liabilities	$(79.4)
Other assets	12.7	Other long-term liabilities	(51.0)
Total assets	$18.9	Total liabilities	$(130.4)
As of September 30, 2026, we expect the amounts that are related to foreign currency forward contracts designated as cash flow hedges under U.S. GAAP recorded in “Prepaid expenses and other current assets” and “Other current liabilities” to be reclassified to earnings within twelve months.
We present the fair value of our foreign currency forward contracts on a gross basis within our condensed consolidated balance sheets. The following table summarizes the potential effect of offsetting derivatives by type of financial instrument designated as cash flow hedges under U.S. GAAP on our condensed consolidated balance sheets:

	As of September 30, 2026
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset

Foreign currency forward contracts	(in millions)
Total assets	$130.3	$—	$130.3	$(33.3)	$97.0
Total liabilities	(33.3)	—	(33.3)	33.3	—

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)

	As of December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset	Gross Amounts Presented	Gross Amounts Not Offset	Legal Offset

Foreign currency forward contracts	(in millions)
Total assets	$18.9	$—	$18.9	$(18.9)	$—
Total liabilities	(130.4)	—	(130.4)	18.9	(111.5)
I.Inventories
“Inventories” consisted of the following:

	As of September 30, 2026	As of December 31, 2025

	(in millions)
Raw materials	$218.2	$259.8
Work-in-process	1,632.7	1,196.9
Finished goods	394.4	230.1
Total	$2,245.3	$1,686.8
As described in Note C, “Business Combination,” we acquired a total fair value of $461.8 million PALSONIFY inventory as part of the Crinetics Acquisition in the third quarter of 2026.
J.Intangible Assets
“Other intangible assets, net” consisted of the following:

		As of September 30, 2026			As of December 31, 2025
	Estimated Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in millions, except useful lives)
In-process research and development	Indefinite	$5,340.6	$—	$5,340.6	$224.6	$—	$224.6
Finite-lived intangible assets - marketed products	10 to 16 years	3,248.0	(72.5)	3,175.5	238.0	(42.1)	195.9
Finite-lived intangible assets - assembled workforce	3 years	7.7	(6.0)	1.7	7.7	(4.0)	3.7
Total other intangible assets, net		$8,596.3	$(78.5)	$8,517.8	$470.3	$(46.1)	$424.2
As described in Note C, “Business Combination,” we recorded a $3.0 billion finite-lived asset related to the
PALSONIFY marketed product that we acquired and a $5.1 billion in-process research and development asset related to atumelnant as part of the purchase accounting for the Crinetics Acquisition in September 2026.
In March 2025, based on results from a Phase 1/2 clinical trial evaluating our VX-264 clinical program in patients with type 1 diabetes (“T1D”), we concluded that VX-264 will not be advancing further in clinical development. Based on this event, we performed an interim impairment test on the fair value of our VX-264 indefinite-lived in-process research and development asset that we acquired from Semma Therapeutics, Inc. in 2019. As a result, using the multi period earnings method of the income approach, we recorded a full intangible asset impairment charge of $379.0 million in the first quarter of
2025. As of September 30, 2026, $224.6 million of our total indefinite-lived in-process research and development assets was associated with our T1D program.
As of September 30, 2026, the estimated future amortization of our finite-lived intangible assets through 2030 was as follows:

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)

Year	Estimated Amortization Expense
(in millions)
Fourth quarter of 2026	$51.8
2027	$205.5
2028	$204.5
2029	$204.5
2030	$204.5
K.Stock-based Compensation Expense and Share Repurchase Programs
Stock-based compensation expense
During the three and nine months ended September 30, 2026 and 2025, we recognized the following stock-based compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Stock-based compensation expense by type of award:
Restricted stock units (including PSUs)	$169.3	$190.8	$501.7	$517.1
ESPP share issuances	8.2	8.5	17.4	21.2
Stock options	—	—	2.2	1.2
Stock-based compensation expense related to inventories	(3.1)	(4.4)	(10.3)	(11.2)
Total stock-based compensation expense included in “Total costs and expenses”	$174.4	$194.9	$511.0	$528.3

Stock-based compensation expense by line item:
Cost of sales	$4.2	$2.8	$11.2	$7.9
Research and development expenses	102.0	116.0	308.1	315.7
Selling, general and administrative expenses	68.2	76.1	191.7	204.7
Total stock-based compensation expense included in “Total costs and expenses”	174.4	194.9	511.0	528.3
Income tax effect	(35.6)	(47.5)	(106.2)	(159.2)
Total stock-based compensation expense, net of tax	$138.8	$147.4	$404.8	$369.1
Share repurchase program
In February 2023, our Board of Directors authorized a share repurchase program (the “2023 Share Repurchase
Program”), pursuant to which we were authorized to repurchase up to $3.0 billion of our common stock. As of September 30,
2025, we had repurchased the full amount authorized under the 2023 Share Repurchase Program.
In May 2025, our Board of Directors authorized an additional share repurchase program (the “2025 Share Repurchase
Program”), pursuant to which we are authorized to repurchase up to $4.0 billion of our common stock. The 2025 Share
Repurchase Program does not have an expiration date and can be discontinued at any time. As of September 30, 2026, we had
$2.5 billion remaining available under the 2025 Share Repurchase Program.
During the nine months ended September 30, 2026 and 2025, we repurchased 2.0 million and 4.5 million shares of our common stock under our share repurchase programs, respectively, for aggregate repurchases of $921.3 million and $1.9 billion, respectively.

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
L.Income Taxes
We are subject to U.S. federal, state, and foreign income taxes. During the three and nine months ended September 30,
2026 and 2025, we recorded the following provisions for income taxes and effective tax rates as compared to our income before provision for income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions, except percentages)
Income before provision for income taxes	$783.4	$1,298.8	$3,428.1	$3,312.2
Provision for income taxes	$129.8	$215.9	$643.3	$550.1

Effective tax rate	16.6%	16.6%	18.8%	16.6%
Our effective tax rates for the three and nine months ended September 30, 2026 were lower than the U.S. statutory rate, primarily due to a benefit from a research and development tax credit study that was completed in the third quarter of 2026, and excess tax benefits related to stock-based compensation.
Our effective tax rate for the three and nine months ended September 30, 2025 was lower than the U.S. statutory rate, primarily due to a benefit from a research and development tax credit study that was completed in the third quarter of 2025, excess tax benefits related to stock-based compensation, and increased utilization of foreign tax credits, partially offset by changes in uncertain tax positions.
We have reviewed the tax positions taken, or to be taken, in our tax returns for all tax years currently open to examination by a taxing authority. As of September 30, 2026 and December 31, 2025, we had $477.4 million and $436.6 million, respectively, of net unrecognized tax benefits, which would affect our tax rate if recognized.
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
M.Commitments and Contingencies
2026 Term Loan
On July 30, 2026, we entered into a term loan credit agreement (the “2026 Term Loan”) with the lenders party thereto and Bank of America, N.A., as administrative agent, which provides for a $4.5 billion senior unsecured delayed draw term loan A facility. Pursuant to the 2026 Term Loan, we borrowed the entire $4.5 billion on September 1, 2026, which was used to finance a portion of the Crinetics Acquisition. Upon entry into the 2026 Term Loan, a debt commitment letter we entered into concurrently with entry into the merger agreement for the Crinetics Acquisition terminated. As of September 30, 2026,
$4.5 billion remained outstanding under the 2026 Term Loan.
The amounts that we borrowed under the 2026 Term Loan (the “Term Loans”) are payable in full as follows: (a) a
$1.0 billion tranche due on August 31, 2027 (“Tranche 1 Loans”), (b) a $1.0 billion tranche due on September 1, 2028
(“Tranche 2 Loans”), and (c) a $2.5 billion tranche due on August 31, 2029 (“Tranche 3 Loans”). There are no mandatory prepayments or amortization required in connection with the loans made under the 2026 Term Loan.
The Term Loans bear interest at a rate per annum equal to a Secured Overnight Financing Rate (“SOFR”) plus an applicable margin ranging from 0.875% to 1.500% for Tranche 1 and Tranche 2 Loans and from 1.000% to 1.625% for
Tranche 3 Loans.
2026 Revolving Credit Agreement
On July 30, 2026, Vertex and certain of its subsidiaries entered into a $500.0 million senior unsecured revolving facility
(the “2026 Revolver”) with the lenders party thereto and Bank of America, N.A., as administrative agent, which matures on
July 30, 2031. We have not drawn upon the 2026 Revolver to date. Amounts drawn pursuant to the 2026 Revolver, if any, will be used for general corporate purposes. Subject to satisfaction of certain conditions, we may request that the borrowing

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
capacity for the 2026 Revolver be increased, and/or that incremental term loans be provided, in an aggregate amount of up to an additional $500.0 million. Up to $100.0 million of the 2026 Revolver may be allocated for loans and letters of credit in certain non-U.S. Dollar currencies. Additionally, the 2026 Revolver provides a sublimit of $100.0 million for letters of credit.
Any U.S. Dollar-denominated amounts borrowed under the 2026 Revolver will bear interest, at our option, at a rate per annum equal to either a base rate or a SOFR-based rate, in each case, plus an applicable margin. Under the 2026 Revolver, the applicable margins on base rate loans range from 0.000% to 0.500% and the applicable margins on SOFR-based loans range from 0.875% to 1.500%.
Prior Revolving Credit Agreement
In July 2026, in conjunction with entering into the 2026 Revolver, we terminated the $500.0 million revolving credit agreement we entered into in 2022.
Terms Applicable to both of the 2026 Term Loan and 2026 Revolving Credit Agreement
In addition to the terms described above, unless specifically noted below, the 2026 Term Loan and the 2026 Revolver
(the “2026 Debt Agreements”) share similar terms described below.
For each of the 2026 Debt Agreements, the applicable margin applied to any amounts borrowed is dependent upon, either (x) our consolidated leverage ratio (the ratio of our total consolidated funded indebtedness to our consolidated
EBITDA for the most recently completed four fiscal quarter period) or (y) to the extent available, our credit rating. Any amounts borrowed under the 2026 Revolver in non-U.S. Dollar currencies will bear interest at a rate per annum equal to the applicable benchmark rate for such currency plus the applicable margin. Loans made under the 2026 Debt Agreements may be prepaid and commitments under the 2026 Revolver may be reduced at any time, in whole or in part, without premium or penalty (other than customary breakage costs).
Loans made under the 2026 Debt Agreements are, or will be, guaranteed by certain of our existing and future domestic subsidiaries.
The 2026 Debt Agreements contain customary representations and warranties and affirmative and negative covenants, which include limitations on subsidiary debt, liens and fundamental changes, as well as a financial covenant to maintain a maximum consolidated net leverage ratio (calculated net of up to $1.0 billion of unrestricted cash and cash equivalents) of
3.50 to 1.00, subject to an increase, at our election (which may be made up to three times), to 4.00 to 1.00 for each of the four fiscal quarters following a material acquisition. As of September 30, 2026, we were in compliance with all covenants associated with the 2026 Debt Agreements.
The 2026 Debt Agreements also contain customary events of default. In the case of a continuing event of default, the administrative agent associated with each agreement would be entitled to exercise various remedies, including the acceleration of amounts due under any outstanding loan.
Direct costs related to the 2026 Debt Agreements are recorded over their terms and are not material to our condensed consolidated financial statements.
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

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
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
Legal Matters and Other Contingencies
As described in Note B, “Collaboration, License and Other Arrangements,” we have an agreement with the CFF (the
“CFF Agreement”) pursuant to which we owe third-party royalties payable on net sales of certain CF products, including
ALYFTREK. Since inception, our ALYFTREK net product revenues total $2.5 billion. Based on the CFF Agreement, our position is that the royalty burden associated with ALYFTREK is 4%. On October 10, 2025, Royalty Pharma plc (“RP”), the
third party to whom the CFF assigned its rights (and the CFF, which remains a party to the CFF Agreement), initiated a confidential arbitration alleging the royalty burden on ALYFTREK is approximately 8%. RP is seeking a declaratory judgment regarding the royalty burden on ALYFTREK as well as alleged unpaid royalties and other alleged damages available under the CFF Agreement or applicable law, costs, expenses, attorneys’ fees, and interest. We believe RP’s position is contrary to the plain terms of the CFF Agreement and intend to vigorously defend our position under the CFF Agreement.
On a quarterly basis, we evaluate developments with claims, whether asserted or unasserted, and legal proceedings that could result in a loss contingency accrual, or an increase or decrease to a previously accrued loss contingency. There were no material loss contingencies accrued as of September 30, 2026 or December 31, 2025.
We also have certain contingent liabilities that arise in the ordinary course of our business activities. We accrue for such contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. Other than our contingent consideration liabilities discussed in Note E, “Fair Value Measurements,” there were no significant contingent liabilities accrued as of September 30, 2026 or December 31, 2025.
N.Segment Information
Revenues by Product
“Product revenues, net” consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
TRIKAFTA/KAFTRIO	$2,436.9	$2,653.6	$7,288.8	$7,740.2
ALYFTREK	705.8	247.0	1,703.8	457.7
Other CF product revenues (1)	130.5	139.3	403.5	488.3
Total CF product revenues, net	3,273.2	3,039.9	9,396.1	8,686.2
CASGEVY	99.2	16.9	218.5	61.5
JOURNAVX	58.3	19.6	136.9	32.9
PALSONIFY	10.1	—	10.1	—
Total product revenues, net	$3,440.8	$3,076.4	$9,761.6	$8,780.6

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
United States	$2,169.1	$1,976.3	$6,001.4	$5,488.0
Outside of the United States
Europe	1,002.6	836.9	2,930.3	2,574.4
Other	269.1	263.2	829.9	748.9
Total revenues outside of the United States	1,271.7	1,100.1	3,760.2	3,323.3
Total revenues	$3,440.8	$3,076.4	$9,761.6	$8,811.3
In the nine months ended September 30, 2025, our “Other revenues” of $30.7 million were attributed to the U.S.
Significant Segment Expenses
Significant segment expenses are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

	(in millions)
Total revenues	$3,440.8	$3,076.4	$9,761.6	$8,811.3
Costs and expenses:
Cost of sales - products	257.2	139.6	635.7	410.7
Cost of sales - royalty	268.9	275.2	772.4	774.6
Research expenses	229.0	210.0	641.3	625.4
Development expenses	1,091.6	767.7	2,634.7	2,310.4
Acquired in-process research and development expenses	40.6	54.5	62.5	76.5
Selling and other commercial expenses	493.9	278.3	1,195.6	784.0
General and administrative expenses	350.2	166.8	724.4	482.1
Intangible asset impairment charge	—	—	—	379.0
Interest income	(118.4)	(125.7)	(360.1)	(369.0)
Other segment items (1)	44.4	11.2	27.0	25.4
Provision for income taxes	129.8	215.9	643.3	550.1
Net income	$653.6	$1,082.9	$2,784.8	$2,762.1
(1)Other segment items included in “Net income” primarily include interest expense, a realized gain related to an investment in a privately held company in the three and nine months ended September 30, 2026, changes in the fair value of equity investments and changes in the fair value of contingent consideration.
Additional Segment Information
During the three and nine months ended September 30, 2026 and 2025, we recorded total depreciation and amortization expense of $69.2 million, $54.0 million, and $181.6 million and $154.1 million, respectively.
O.Additional Balance Sheet & Cash Flow Information
Contract Liabilities
We had contract liabilities of $124.4 million and $171.8 million as of September 30, 2026 and December 31, 2025, respectively, primarily related to annual contracts with government-owned and supported customers in international markets

VERTEX PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements (unaudited)
that limit the amount of annual reimbursement we can receive for our CF products. Upon exceeding the annual reimbursement amount provided by the customer’s contract with us, our CF products are provided free of charge, which is a material right. These contracts include upfront payments and fees. If we estimate that we will exceed the annual reimbursement amount under a contract, we defer a portion of the consideration received for shipments made up to the annual reimbursement limit as a portion of “Other current liabilities.” Once the reimbursement limit has been reached, we recognize the deferred amount as revenue when we ship the free products. Our CF product revenue contracts include performance obligations that are one year or less.
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
The lease commencement for the Lonza Facility occurred during the first quarter of 2026, upon which we recorded a right-of-
use asset and corresponding lease liability of $95.8 million within each of “Operating lease assets” and “Long-term operating lease liabilities” on our condensed consolidated balance sheet. In accordance with our policy for embedded leases with contract manufacturing organizations, we account for the lease component separately from the variable non-lease components, which we expense as incurred. Payments will continue through the tenth anniversary of the Lonza Facility’s regulatory approval for commercial production. The lease will automatically renew for additional one-year periods, unless either we or Lonza provide written notice of intent to not renew. We utilize the initial period as our lease term.
We obtained $68.1 million and $310.8 million of net right-of-use operating lease assets in exchange for a similar amount of net lease obligations during the nine months ended September 30, 2026 and 2025, respectively. These represent non-cash operating activities associated with our condensed consolidated statement of cash flows.
Cash, Cash Equivalents and Restricted Cash Presented in Condensed Consolidated Statements of Cash Flows
The cash, cash equivalents and restricted cash at the beginning and end of each period presented in our condensed consolidated statements of cash flows consisted of the following:

	Nine Months Ended September 30,
	2026		2025
	Beginning of period	End of period	Beginning of period	End of period

	(in millions)
Cash and cash equivalents	$5,084.8	$4,979.3	$4,569.6	$4,939.6
Prepaid expenses and other current assets	3.0	9.3	2.6	8.2
Cash, cash equivalents and restricted cash per condensed consolidated statement of cash flows	$5,087.8	$4,988.6	$4,572.2	$4,947.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
We are a global biotechnology company that invests in scientific innovation to create transformative medicines for people with serious diseases, with a focus on specialty markets. We have eight approved medicines: five that treat the underlying cause of cystic fibrosis (“CF”), a life-threatening genetic disease, one that treats severe sickle cell disease
(“SCD”) and transfusion dependent beta thalassemia (“TDT”), life shortening inherited blood disorders, one that treats moderate-to-severe acute pain, and one that treats acromegaly. We are also preparing for the anticipated launch of povetacicept, a potential treatment for IgA nephropathy (“IgAN”). Our clinical-stage pipeline spans a range of programs targeting CF, SCD, beta thalassemia, IgAN, neuropathic pain, APOL1-mediated kidney disease, primary membranous nephropathy, congenital adrenal hyperplasia, adrenocorticotropic hormone-dependent Cushing’s syndrome, autosomal dominant polycystic kidney disease, type 1 diabetes, generalized myasthenia gravis and myotonic dystrophy type 1, reflecting our commitment to addressing significant unmet medical needs globally.
Financial Highlights

Total Revenues
In the third quarter of 2026, our total revenues increased to $3.4 billion as compared to $3.1 billion in the third quarter of 2025, primarily due to continued performance of our CF therapies and growth from diversification into additional disease areas.

Cost of Sales
Our cost of sales as a percentage of our net product revenues increased to 15.3% in the third quarter of 2026 as compared to 13.5% in the third quarter of 2025, as a result of changes in product mix and increased intangible asset amortization expense resulting from our acquisition of
Crinetics Pharmaceuticals, Inc. (“Crinetics”) in the third quarter of 2026 (the “Crinetics
Acquisition”), partially offset by a lower blended royalty rate for our CF medicines.

Total R&D, AIPR&D and SG&A Expenses
Our total research and development (“R&D”), acquired in-process research and development expenses (“AIPR&D”) and selling, general and administrative (“SG&A”) expenses increased to
$2.2 billion in the third quarter of 2026 as compared to $1.5 billion in the third quarter of 2025, primarily due to approximately $500.0 million of compensation and transaction expenses associated with the Crinetics Acquisition.

Cash, Cash Equivalents and Marketable Securities
Our total cash, cash equivalents and marketable securities decreased to $9.8 billion as of
September 30, 2026 as compared to $12.3 billion as of December 31, 2025 primarily due to $9.0 billion net cash used to acquire Crinetics and repurchases of our common stock pursuant to our share repurchase program, partially offset by $4.5 billion borrowed pursuant to a term loan (the
“2026 Term Loan”) executed in the third quarter of 2026 and cash flows provided by our operating activities.

Q3 2025
Q3 2026
December 31, 2025
September 30, 2026
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
Recent progress in activities expanding our CF business is included below:
•In the third quarter of 2026, we secured reimbursement for ALYFTREK in seven additional countries, bringing the total number of countries where ALYFTREK is reimbursed to 32.
Sickle Cell Disease and Beta Thalassemia
•In the third quarter of 2026, we recorded $99.2 million of CASGEVY product revenues, representing a 30% increase compared to the second quarter of 2026 and a more than 400% increase compared to the third quarter of 2025.
•The U.S. Food and Drug Administration (the “FDA”) approved CASGEVY in children two years of age and older with SCD or TDT, making it the first genetic therapy for SCD and TDT indicated for children as young as two years of age. Since approval, multiple children have initiated treatment.
•In October, the United Arab Emirates and Kingdom of Bahrain approved CASGEVY for the treatment of children 2 years of age and older, and the United Kingdom approved CASGEVY for the treatment of children 5 years of age and older. We have completed regulatory submissions in the Kingdom of Saudi Arabia (“Saudi Arabia”) for the
treatment of children with SCD or TDT.
Acute Pain
•In the third quarter of 2026, more than 750,000 prescriptions were filled for JOURNAVX across the hospital and retail settings, representing a more than 40% increase compared to the second quarter of 2026 and more than four times the 170,000 JOURNAVX prescriptions that were filled in the third quarter of 2025.
•In the third quarter of 2026, we recorded $58.3 million of JOURNAVX product revenues, representing an 18%
increase since the second quarter of 2026, and nearly tripling the $19.6 million of JOURNAVX product revenues in the third quarter of 2025.
Acromegaly
•PALSONIFY (paltusotine) is a first-in-class, small molecule, once-daily oral somatostatin receptor type 2 agonist approved in the U.S. for the treatment of adults with acromegaly who had an inadequate response to surgery or for whom surgery is not an option. Acromegaly is a rare and debilitating condition caused by a benign pituitary tumor that secretes excess growth hormone. There are an estimated 12,000 adults with acromegaly in the U.S. for whom
PALSONIFY is an option.
•We recorded $10.1 million of PALSONIFY revenue in September 2026, following the closing of the Crinetics
Acquisition on September 1, 2026.
•More than 245 million individuals have access to PALSONIFY, representing approximately 80% of U.S. covered lives.
•An estimated 3,200 endocrinologists treat the majority of people with acromegaly in the U.S. As of the end of the third quarter of 2026, approximately 500 of those target specialty endocrinologists are prescribing PALSONIFY.
•Among patients starting or switching therapy, PALSONIFY has the leading brand share at more than 40%.
•PALSONIFY was approved in the European Union in April 2026. We expect to begin launches in European markets in the second half of 2027. The regulatory submission for PALSONIFY in Japan was completed in April 2026, and the Ministry of Health, Labor and Welfare (the “MHLW”) has granted orphan drug designation in Japan.

Pipeline
We continue to advance a diversified pipeline of potentially transformative medicines for serious diseases utilizing a range of modalities. Recent and anticipated progress in activities supporting these efforts is included below:
Cystic Fibrosis
•We have initiated global regulatory submissions for ALYFTREK for the treatment of children with CF two to five years of age.
Acute and Peripheral Neuropathic Pain
•We expect to complete enrollment in both Phase 3 clinical trials evaluating suzetrigine in diabetic peripheral neuropathy, a form of peripheral neuropathic pain, by the end of 2026 and expect to share results in mid-2027.
IgA Nephropathy and Other B Cell-Mediated Diseases
•We are developing povetacicept, a dual inhibitor of B cell activating factor (“BAFF”) and a proliferation-inducing ligand (“APRIL”) cytokines, for multiple diseases. Povetacicept represents a potentially best-in-class approach to control B cell activity in IgAN.
•The biologics license application for accelerated approval of povetacicept for adults with IgAN is under priority review by the FDA, with an assigned PDUFA target action date of November 30, 2026. If approved, povetacicept will become the first commercialized therapy in our emerging nephrology franchise.
•Povetacicept is under review for accelerated approval for adults with IgAN in Saudi Arabia, and the Saudi Food and
Drug Authority has granted Breakthrough designation to povetacicept.
•Povetacicept represents a potentially best-in-class approach to control B cell activity in primary membranous nephropathy (“pMN”), another B cell-mediated disease. We are enrolling and dosing patients in the Phase 3 portion of the OLYMPUS Phase 2/3 pivotal trial evaluating povetacicept in people with pMN.
APOL1-Mediated Kidney Disease
•Inaxaplin is our small molecule for the treatment of APOL1-mediated kidney disease (“AMKD”). We have completed full enrollment in the AMPLITUDE pivotal clinical trial evaluating inaxaplin.
•We are on track to conduct the pre-planned interim analysis for potential U.S. accelerated approval once the interim analysis cohort has been treated for 48 weeks and to share data from the interim analysis in early 2027.
Rare Endocrine Disorders
•We are developing atumelnant, a once-daily oral adrenocorticotropic hormone (“ACTH”) receptor antagonist, for the treatment of classic congenital adrenal hyperplasia (“CAH”), which affects approximately 17,000 people in the
U.S. Classic CAH is a rare, chronic, genetic condition in which the adrenal glands are unable to make enough cortisol. Current therapies force a choice between androgen control and steroid burden, representing a significant unmet need.
•The Phase 3 clinical trial evaluating atumelnant in adults with CAH is a global, 32-week, randomized, double blind, placebo-controlled trial of 150 people. Enrollment and dosing are well underway, and we expect to complete enrollment in the trial in the first quarter of 2027. The FDA, the European Medicines Agency, and the MHLW in
Japan have granted Orphan Drug designation to atumelnant in CAH.
•Atumelnant has demonstrated therapeutic potential in people with ACTH-dependent Cushing’s syndrome, another serious endocrine disease, which affects more than 10,000 people in the U.S. We have initiated a Phase 2/3 clinical trial evaluating atumelnant in people with ACTH-dependent Cushing’s syndrome. The FDA has granted Orphan
Drug designation to atumelnant in ACTH-dependent Cushing’s syndrome.
Type 1 Diabetes
•We are enrolling and dosing patients in a Phase 1/2 clinical trial to evaluate the safety and efficacy of VX-017 in people with type 1 diabetes (“T1D”). VX-017 is an allogeneic, stem cell-derived, fully differentiated islet cell therapy designed to treat the targeted patient population with T1D regardless of blood type.

•Given the rapid progress of VX-017, we have decided to focus on accelerating the development of VX-017, which has the potential to reach more people than zimislecel, which is designed for people with blood types A or A/B only.
We expect to advance VX-017 into pivotal development in 2027. The FDA has granted Fast Track designation to
VX-017.
Investment in External Innovation
•In September, we completed the Crinetics Acquisition as described below.
Our Business Environment
In the first nine months of 2026, our total product revenues came primarily from the sale of our medicines for the treatment of CF. Our CF strategy involves continuing to develop and obtain approval and reimbursement for treatment regimens that will provide benefits to all people with CF and increasing the number of people with CF eligible and able to receive our medicines. Outside of CF, we continue to advance the commercialization of CASGEVY for the treatment of SCD and TDT, and JOURNAVX for the treatment of acute pain. We added PALSONIFY for the treatment of acromegaly to our commercial portfolio in the third quarter of 2026 through the Crinetics Acquisition, and we are preparing for a potential launch of povetacicept for the treatment of IgAN. In addition, we are advancing our pipeline of product candidates for the treatment of serious diseases outside of CF, SCD, TDT, acute pain, and acromegaly.
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
In ex-U.S. markets, we seek government reimbursement for our medicines on a country-by-country or region-by-region, as required. This is necessary for each new medicine, as well as for label expansions for our current medicines. We expect to continue to focus significant resources to expand and maintain reimbursement for our CF medicines, CASGEVY,
JOURNAVX, PALSONIFY, and, ultimately, our pipeline therapies, in U.S. and ex-U.S. markets.
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
In September 2026, we acquired Crinetics, a publicly traded biotechnology company focused on discovering, developing, and commercializing novel therapeutics for endocrine diseases and endocrine-related tumors, for $85.00 per share in cash, equaling a total equity value of $10.0 billion, or $9.0 billion net of cash, cash equivalents and marketable securities acquired. We funded the acquisition with our cash and cash equivalents and marketable securities, and $4.5 billion of proceeds from the 2026 Term Loan. We have accounted for the Crinetics Acquisition as a business combination, which resulted in $8.1 billion of additional intangible assets, as well as other assets acquired and liabilities assumed, recorded on our condensed consolidated balance sheet. Please refer to Note C, “Business Combination,” for further information.
Collaboration and In-Licensing Arrangements
We enter into arrangements with third parties, including collaboration and licensing arrangements, for the development, manufacture and commercialization of products, product candidates and other technologies that have the potential to complement our ongoing research and development efforts.
We have collaboration agreements with a number of companies, including CRISPR Therapeutics AG (“CRISPR”) and
Entrada Therapeutics, Inc. (“Entrada”).
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
Acquired In-Process Research and Development Expenses
In the first nine months of 2026 and 2025, our AIPR&D included $62.5 million and $76.5 million, respectively, related to upfront, contingent milestone, or other payments pursuant to our business development transactions, including the asset acquisitions, collaborations, and licenses of third-party technologies described above. Please refer to Note B, “Collaboration,
License and Other Arrangements,” for further information regarding our asset acquisitions, collaborations and in-license agreements.

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

RESULTS OF OPERATIONS
Total Revenues

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
TRIKAFTA/KAFTRIO	$2,436.9	$2,653.6	(8)%	$7,288.8	$7,740.2	(6)%
ALYFTREK	705.8	247.0	186%	1,703.8	457.7	272%
Other CF product revenues (1)	130.5	139.3	(6)%	403.5	488.3	(17)%
Total CF product revenues, net	3,273.2	3,039.9	8%	9,396.1	8,686.2	8%
CASGEVY	99.2	16.9	487%	218.5	61.5	255%
JOURNAVX	58.3	19.6	197%	136.9	32.9	316%
PALSONIFY	10.1	—	**	10.1	—	**
Product revenues, net	3,440.8	3,076.4	12%	9,761.6	8,780.6	11%
Other revenues	—	—	**	—	30.7	**
Total revenues	$3,440.8	$3,076.4	12%	$9,761.6	$8,811.3	11%

(1) Include KALYDECO, ORKAMBI and SYMDEKO/SYMKEVI.				** Not meaningful
Product Revenues, Net
In the third quarter and first nine months of 2026, our net product revenues increased 12% and 11%, as compared to the third quarter and first nine months of 2025, respectively, primarily due to continued performance of our CF therapies and growth from diversification into additional disease areas.
Other Revenues
Other revenues were $30.7 million in the nine months ended September 30, 2025, which included $20.6 million and
$10.0 million related to upfront payments received from our collaboration agreements with Ono Pharmaceuticals Co., Ltd.
and Zai Lab Limited, respectively, in the first half of 2025.
Total Revenues by Geographic Location
Our total revenues from the U.S. and from ex-U.S. markets were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
United States	$2,169.1	$1,976.3	10%	$6,001.4	$5,488.0	9%
ex-U.S.	1,271.7	1,100.1	16%	3,760.2	3,323.3	13%
Total revenues	$3,440.8	$3,076.4	12%	$9,761.6	$8,811.3	11%
In the third quarter and first nine months of 2026, our U.S. total revenues increased 10% and 9%, as compared to the third quarter and first nine months of 2025, respectively, primarily due to continued strong patient demand, including from new initiations of ALYFTREK, and higher realized net prices in CF, and contributions from CASGEVY, JOURNAVX and
PALSONIFY.
In the third quarter and first nine months of 2026, our ex-U.S. total revenues increased 16% and 13%, as compared to the third quarter and first nine months of 2025, respectively, primarily due to strong CF performance across multiple geographies, including ALYFTREK uptake, increased CASGEVY product revenues, and favorable impacts from foreign exchange.

Operating Costs and Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
Cost of sales	$526.1	$414.8	27%	$1,408.1	$1,185.3	19%
Research and development expenses	1,320.6	977.7	35%	3,276.0	2,935.8	12%
Acquired in-process research and development expenses	40.6	54.5	(26)%	62.5	76.5	(18)%
Selling, general and administrative expenses	844.1	445.1	90%	1,920.0	1,266.1	52%
Intangible asset impairment charge	—	—	**	—	379.0	**
Change in fair value of contingent consideration	(3.5)	(1.9)	**	(2.9)	1.2	**
Total costs and expenses	$2,727.9	$1,890.2	44%	$6,663.7	$5,843.9	14%

				** Not meaningful
Cost of Sales
Our cost of sales primarily consists of third-party royalties payable on net sales of our CF products as well as the cost of producing inventories. In the third quarter and first nine months of 2026, our cost of sales also included $15.3 million of
PALSONIFY intangible asset amortization expense and $5.4 million of PALSONIFY acquired inventory step-up expense related to the month of September. In future quarters, the amount of intangible asset amortization expense and acquired inventory step-up expenses will increase.
Our cost of sales as a percentage of our net product revenues increased to 15.3% and 14.4% in the third quarter and first nine months of 2026, respectively, as compared to 13.5% in each of the third quarter and first nine months of 2025, as a result of changes in product mix and the intangible asset amortization and acquired inventory step-up expense described above, partially offset by a lower blended royalty rate for our CF medicines.
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
believe RP’s position is contrary to the plain terms of the CFF Agreement and intend to vigorously defend our position under the CFF Agreement.
Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
Research expenses	$229.0	$210.0	9%	$641.3	$625.4	3%
Development expenses	1,091.6	767.7	42%	2,634.7	2,310.4	14%
Total research and development expenses	$1,320.6	$977.7	35%	$3,276.0	$2,935.8	12%

Research Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
Research Expenses:
Salary and benefits	$52.0	$49.6	5%	$158.5	$155.8	2%
Stock-based compensation expense	19.5	28.0	(30)%	61.9	72.8	(15)%
Compensation expense for cash-settled unvested Crinetics equity awards	30.2	—	**	30.2	—	**
Outsourced services and other direct expenses	63.3	72.2	(12)%	201.1	216.3	(7)%
Infrastructure costs	64.0	60.2	6%	189.6	180.5	5%
Total research expenses	$229.0	$210.0	9%	$641.3	$625.4	3%

				** Not meaningful
Our research expenses include investment in our pipeline, including our cell and genetic therapy capabilities. Our research expenses increased in the third quarter and first nine months of 2026 as compared to the third quarter and first nine months of 2025, primarily due to compensation expense associated with cash-settled unvested equity awards related to the
Crinetics Acquisition. We expect to continue to invest in our research programs with a focus on creating transformative medicines for serious diseases.
Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
Development Expenses:
Salary and benefits	$222.2	$182.2	22%	$628.9	$565.4	11%
Stock-based compensation expense	82.5	88.0	(6)%	246.2	242.9	1%
Compensation expense for cash-settled unvested Crinetics equity awards	235.3	—	**	235.3	—	**
Outsourced services and other direct expenses	409.2	364.7	12%	1,103.1	1,116.9	(1)%
Infrastructure costs	142.4	132.8	7%	421.2	385.2	9%
Total development expenses	$1,091.6	$767.7	42%	$2,634.7	$2,310.4	14%

				** Not meaningful
Our development expenses increased by 42% and 14% in the third quarter and first nine months of 2026 as compared to the third quarter and first nine months of 2025, respectively, primarily due to $235.3 million of compensation expense associated with cash-settled unvested equity awards related to the Crinetics Acquisition, which we recorded in the third quarter of 2026, and increased outsourced services and other direct expenses. Our outsourced services and other direct expenses were lower as compared to the first nine months of 2025 due to the discontinuation of certain clinical programs during 2025.
As we have advanced our pipeline, we have invested in internal headcount and infrastructure to support multiple mid-
and late-stage clinical development programs, including our povetacicept, T1D, peripheral neuropathic pain and AMKD programs. We expect to continue to invest in these programs, launch new products and advance our pipeline going forward.
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
Acquired In-Process Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
Acquired in-process research and development expenses	$40.6	$54.5	(26)%	$62.5	$76.5	(18)%
AIPR&D in the third quarter and first nine months of 2026 and 2025 included various upfront and milestone payments related to our collaboration and in-licensing arrangements. Our AIPR&D has historically fluctuated, and is expected to continue to fluctuate, from one period to another due to upfront, contingent milestone, and other payments pursuant to our existing and future business development transactions, including collaborations, licenses of third-party technologies, and asset acquisitions.
Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change

	(in millions, except percentages)
Selling, general and administrative expenses	$844.1	$445.1	90%	$1,920.0	$1,266.1	52%
In the third quarter and first nine months of 2026, our selling, general and administrative expenses increased by 90% and
52% as compared to the third quarter and first nine months of 2025, respectively, primarily due to a total of $203.0 million of compensation expense for cash-settled unvested equity awards and transaction costs related to the Crinetics Acquisition in the third quarter of 2026, increased internal headcount and commercial investment to support JOURNAVX and the anticipated launch of povetacicept in IgAN. We expect to continue to invest in our commercialization capabilities in support of our current and future product launches.
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
Non-Operating Income (Expense), Net
Interest Income
Our interest income decreased to $118.4 million in the third quarter of 2026 as compared to $125.7 million in the third quarter of 2025, primarily due to reduced cash, cash equivalents and marketable securities following the Crinetics Acquisition and decreased market rates. Our interest income decreased to $360.1 million in the first nine months of 2026 as compared to
$369.0 million in the first nine months of 2025, primarily due to decreased market rates partially offset by increased overall cash, cash equivalents and marketable securities. We expect our future interest income to decrease as a result of our decreased cash, cash equivalents and marketable securities following the Crinetics acquisition.
Interest Expense
Our interest expense increased to $36.0 million and $42.3 million in the third quarter and first nine months of 2026, respectively, as compared to our interest expense of $3.3 million and $10.0 million in the third quarter and first nine months of 2025, respectively, due to $4.5 billion that we borrowed on September 1, 2026 pursuant to the 2026 Term Loan and fees associated with a debt commitment letter that preceded the 2026 Term Loan. Due to the amount that we borrowed in
September 2026, we expect our future interest expense to increase.

Other Income (Expense), Net
Other income (expense), net was expense of $11.9 million and income of $12.4 million in the third quarter and first nine months of 2026, respectively, and were expenses of $9.8 million and $14.2 million in the third quarter and first nine months of 2025, respectively. Our other income (expense), net in the third quarter and first nine months of 2026 was primarily due to a realized gain associated with one of our strategic investments partially offset by realized losses on marketable securities sales. Our other income (expense), net in the third quarter and first nine months of 2025 was primarily due to net unrealized and realized gains and losses resulting from changes in the fair value of certain of our strategic equity investments and net foreign currency exchange gains and losses.
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
Our effective tax rate of 18.8% in the first nine months of 2026 was lower than the U.S. statutory rate, primarily due to a benefit from a research and development tax credit study that was completed in the third quarter of 2026, and excess tax benefits related to stock-based compensation. Our effective tax rate of 16.6% in the first nine months of 2025 was lower than the U.S. statutory rate, primarily due to a benefit from a research and development tax credit study that was completed in the third quarter of 2025, excess tax benefits related to stock-based compensation, and increased utilization of foreign tax credits, partially offset by changes in uncertain tax positions.
LIQUIDITY AND CAPITAL RESOURCES
The following table summarizes the components of our financial condition as of September 30, 2026 and December 31,
2025:

	As of September 30, 2026	As of December 31, 2025	Change

	(in millions, except percentages)
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$4,979.3	$5,084.8
Marketable securities	1,324.0	1,523.3
Long-term marketable securities	3,517.9	5,712.3
Total cash, cash equivalents and marketable securities	$9,821.2	$12,320.4	(20)%

Working Capital:
Total current assets	$11,686.3	$11,201.0	4%
Total current liabilities	(5,000.3)	(3,861.2)	30%
Total working capital	$6,686.0	$7,339.8	(9)%
Working Capital
As of September 30, 2026, total working capital was $6.7 billion, which represented a decrease of $653.8 million, or 9%, compared to December 31, 2025, primarily due to $1.0 billion of short-term debt related to the 2026 Term Loan and decreased cash, cash equivalents and short-term marketable securities following the Crinetics Acquisition, partially offset by increased inventories as a result of the Crinetics Acquisition.

Cash Flows

	Nine Months Ended September 30,
	2026	2025

	(in millions)
Net cash provided by (used in):
Operating activities	$3,196.6	$3,133.4
Investing activities	$(6,578.3)	$(657.3)
Financing activities	$3,331.4	$(2,184.1)
Operating Activities
Cash provided by operating activities increased to $3.2 billion in the first nine months of 2026, as compared to $3.1 billion in the first nine months of 2025, primarily due to less cash used for income taxes and inventory purchases, partially offset by increased cash used to satisfy product revenue accruals.
Investing Activities
Cash used in investing activities was $6.6 billion in the first nine months of 2026, primarily related to $9.1 billion paid to acquire Crinetics, net of cash and cash equivalents acquired, partially offset by $2.8 billion net sales and maturities of available-for-sale debt securities. Cash used in investing activities was $657.3 million in the first nine months of 2025, primarily related to net purchases of available-for-sale debt securities and purchases of property and equipment.
Financing Activities
Cash provided by financing activities was $3.3 billion in the first nine months of 2026, primarily due to $4.5 billion we borrowed pursuant to our 2026 Term Loan partially offset by repurchases of our common stock pursuant to our share repurchase programs. Cash used in financing activities was $2.2 billion in the first nine months of 2025, primarily related to repurchases of our common stock pursuant to our share repurchase programs and payments in connection with common stock withheld for employee tax obligations.
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
Credit Facilities & Financing Strategy
In July 2026, we entered into the $4.5 billion 2026 Term Loan to finance a portion of the Crinetics Acquisition. We borrowed the entire $4.5 billion in September 2026. Amounts due under the 2026 Term Loan are described below and can be prepaid without penalty. We may also borrow up to a total of $500.0 million pursuant to a revolving credit facility that we entered into in July 2026 (the “2026 Revolver”) and could repay and reborrow amounts under this revolving credit agreement without penalty. Subject to certain conditions, we could request that the borrowing capacity be increased by an additional
$500.0 million, for a total of $1.0 billion. Covenants in the 2026 Term Loan and the 2026 Revolver could prohibit or limit our ability to access these sources of liquidity.
Future Capital Requirements
We have significant future capital requirements, including:
•We are required to repay the $4.5 billion that we borrowed under the 2026 Term Loan as follows: $1.0 billion in
August 2027, $1.0 billion in September 2028, and $2.5 billion in August 2029.

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
•As of September 30, 2026, we had $2.5 billion remaining available under the share repurchase program that our
Board of Directors authorized in May 2025. The program does not have an expiration date and can be discontinued
at any time. We expect to fund the program through a combination of cash on hand and cash generated by operations.
Other than the amounts borrowed under the 2026 Term Loan, there have not been any material changes to our future capital requirements disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission, or SEC, on February 13, 2026.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are reflected in reported results for the period in which the change occurs. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate. During the nine months ended September 30, 2026, there were no material changes to our critical accounting policies as reported in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 13, 2026.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of recent accounting pronouncements, please refer to Note A, “Basis of Presentation and Accounting
Policies.”

Item 3.Quantitative and Qualitative Disclosures About Market Risk
Other than the update below, information required by this item is incorporated by reference from the discussion in Part
II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 13, 2026.
In the third quarter of 2026, we entered into the 2026 Term Loan and 2026 Revolver described in Note M,
“Commitments and Contingencies.” Loans under these agreements bear interest, at our option, at a base rate or a SOFR-based rate, in each case, plus an applicable margin based on our consolidated leverage ratio. We do not believe that changes in interest rates related to the 2026 Term Loan or 2026 Revolver would have a material effect on our consolidated financial statements, and we do not currently use hedge instruments to manage our exposure to these interest rate changes. As of
September 30, 2026, we had $4.5 billion outstanding under the 2026 Term Loan that we borrowed on September 1, 2026 and no principal or interest outstanding under the 2026 Revolver. For amounts borrowed under the 2026 Term Loan, we estimate that a 1% unfavorable change in interest rates would result in a $45.0 million increase in our interest expense for the first year subsequent to September 1, 2026, with declining exposure thereafter.
Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management (under the supervision and with the participation of our chief executive officer and chief financial officer), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly
Report on Form 10-Q, has concluded that, based on such evaluation, as of September 30, 2026 our disclosure controls and procedures were effective and designed to provide reasonable assurance that the information required to be disclosed is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Controls Over Financial Reporting
On September 1, 2026, we completed the Crinetics Acquisition, which was accounted for as a business combination. As a result, Crinetics operations have been included in our condensed consolidated statements of income since September 1,
2026.
While we are currently in the process of evaluating and integrating Crinetics' historical internal controls over financial reporting with ours, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)
under the Securities Exchange Act of 1934, as amended) occurred during the three months ended September 30, 2026 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II.  Other Information
Item 1.  Legal Proceedings
Other than as described in Part I—Note M, “Commitments and Contingencies,” to our condensed consolidated financial statements, we are not currently subject to any material legal proceedings.
Item 1A.  Risk Factors
The information presented below supplements the risk factors set forth in Part I, Item 1A. “Risk Factors” of our Annual
Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 13, 2026.
We may be unable to successfully integrate Crinetics’ business, or realize the potential commercial benefits of the strategic acquisition, which could adversely affect our business and financial condition.
Our inability to successfully integrate the Crinetics business could have a material adverse effect on our business. Our realization of the value from the Crinetics Acquisition relies on successful integration of its operations. We may not be able to integrate Crinetics’ business successfully into our existing business, make Crinetics’ business profitable, retain key employees or realize anticipated cost savings or synergies, if any, from the acquisition, which could adversely affect our business and financial condition. Further, our ongoing business may be disrupted, and our management's attention may be diverted by integration activities. In addition, the anticipated benefits of the Crinetics Acquisition depend on revenues from
PALSONIFY and the commercial potential of atumelnant. If PALSONIFY does not achieve the sales, market acceptance, or other commercial performance we expect, if development of atumelnant is delayed or terminated, or if we fail to obtain approval or fail to successfully commercialize atumelnant, we may not realize the expected revenue growth or income contribution from these assets on the anticipated timeline, or at all, which could adversely affect our business and financial condition.
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
•product development, including our development timelines, timing of data from our ongoing and planned clinical trials, regulatory authority filings and other submissions for our therapies, including the potential to file for accelerated approvals, and communications with regulatory authorities, including our expectations regarding the
FDA’s review of our biologics license application for accelerated approval of povetacicept with an assigned PDUFA target action date of November 30, 2026;
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
•the data that will be generated by ongoing and planned clinical trials, preclinical and nonclinical studies, and the ability to use that data to advance compounds, continue development or support regulatory filings, or accelerate regulatory approval;
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
•our expectations regarding Crinetics’ business and operations, the commercial potential of PALSONIFY and the anticipated potential of atumelnant, and that Crinetics will contribute to the diversity of our pipeline and support our long-term growth objectives;
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
•our expectations regarding cash generated by operations, our cash balance, cost of sales, interest income and interest expenses;
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
The table set forth below shows repurchases of securities by us during the three months ended September 30, 2026 under our Share Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1, 2026 to July 31, 2026	218,272	$487.40	218,272	$2,475,622,739
August 1, 2026 to August 31, 2026	32,271	$477.67	32,271	$2,460,207,936
September 1, 2026 to September 30, 2026	—	$—	—	$2,460,207,936
Total	250,543	$486.15	250,543	$2,460,207,936
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
(as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) during the third quarter of 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1 (each, a “Trading Plan”). Other than as described in the table below, none of our directors or officers adopted, modified or terminated a Trading Plan in the third quarter of 2026.

Name and Title	Date of Adoption of Trading Plan	Scheduled Expiration Date of Trading Plan (1)	Maximum Shares Subject to Trading Plan
Kristen Ambrose SVP, Chief Accounting Officer	8/06/2026	4/30/2027	5,422(2)
Sangeeta Bhatia Director	8/13/2026	7/30/2027	1,189
Carmen Bozic EVP, Global Medicines Development and Medical Affairs, and Chief Medical Officer	8/06/2026	7/30/2027	16,915(2)
Alan Garber Director	8/27/2026	7/30/2027	5,320
Reshma Kewalramani Chief Executive Officer and President, Director	8/5/2026	12/1/2027	47,800
Jeffrey Leiden Executive Chairman	8/5/2026	11/4/2027	18,411
Joy Liu EVP, Chief Legal Officer	8/21/2026	5/3/2027	20,764(2)
Bruce Sachs Director	8/26/2026	7/20/2027	9,888
Nancy Thornberry Director	8/15/2026	7/30/2027	2,571
Charles F. Wagner, Jr. EVP, Chief Operating & Financial Officer	8/10/2026	7/30/2027	15,286
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

Principal Accounting Officer
On October 30, 2026, the Company appointed Jonathan Oppenheim, our Vice President, Corporate Controller, as our
principal accounting officer, effective on February 15, 2027 (the “Effective Date”). On the Effective Date, Kristen Ambrose
will be appointed Senior Vice President, Global Business Operations and Transformation and will cease serving as our principal accounting officer.
Jonathan Oppenheim, 56, has been our Vice President, Corporate Controller since August 2020. Mr. Oppenheim previously served as Controller, US Business Unit at Takeda Pharmaceutical Company, a global biopharmaceutical company, from January 2019 to August 2020. Prior to that, he served as Senior Director, Assistant Corporate Controller at Shire plc, a
biotechnology company, from November 2015 to January 2019, and Director, Technical Accounting at Thermo Fisher
Scientific Inc., a life sciences and clinical research company, from May 2010 to November 2015. Mr. Oppenheim received his B.S. in Accounting from the University of Massachusetts Dartmouth and is a Certified Public Accountant.
There are no transactions involving the Company and Mr. Oppenheim that the Company would be required to report pursuant to Item 404(a) of Regulation S-K. There is no arrangement or understanding between Mr. Oppenheim and any other person pursuant to which Mr. Oppenheim was appointed as principal accounting officer.

Item 6.Exhibits

Exhibit Number	Exhibit Description
10.1	Revolving Credit Agreement, dated as of July 30, 2026, by and among Vertex Pharmaceuticals Incorporated, Bank of America, N.A., and other lenders party thereto.
10.2	Term Loan Agreement, dated as of July 30, 2026, by and among Vertex Pharmaceuticals Incorporated, Bank of America, N.A., and other lenders party thereto.
10.3	Employment Agreement, dated as of August 31, 2026, by and between Vertex Pharmaceuticals Incorporated and Jonathan Poole.*
10.4	Change of Control Agreement, dated as of August 31, 2026, between Vertex Pharmaceuticals Incorporated and Jonathan Poole.*
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation
101.DEF	XBRL Taxonomy Extension Definition
104	Cover Page Interactive Data File––the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*	Management contract, compensatory plan or agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex Pharmaceuticals Incorporated

November 3, 2026	By:	/s/ Charles F. Wagner, Jr.
Charles F. Wagner, Jr.
Executive Vice President, Chief Operating & Financial Officer (principal financial officer and duly authorized officer)